Form 10-Q
period 1996-03-31
CALI REALTY L P
filed 1996-05-14
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1996

                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number              1-13274

                             Cali Realty Corporation
             (Exact name of registrant as specified in its charter)

            Maryland                                           22-3305147
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

               11 Commerce Drive, Cranford, New Jersey 07016-3501
                     (Address of principal executive office)
                                   (Zip Code)

                                 (908) 272-8000
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the
Registrant  was required to file such report)  YES [ X ]  NO [   ]
and (2) has been subject to such filing requirements for the past ninety (90) days YES [ X ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         There were 15,202,482 shares of $.01 par value common stock outstanding at May 10, 1996.

                             CALI REALTY CORPORATION

                                    Form 10-Q

                                      INDEX

Part I - Financial Information


         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of March 31, 1996
                       and December 31, 1995

                    Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995

                    Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995

                    Consolidated Statement of Stockholders' Equity for the
                        three months ended March 31, 1996

                    Notes to Consolidated Financial Statements

         Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

Part II - Other Information and Signatures

          Item 1.    Exhibits

                     Signatures

                             CALI REALTY CORPORATION


                         Part I - Financial Information



Item 1     Financial Statements

           The information furnished in the accompanying consolidated balance sheets, statements of operations, of cash flows, and of stockholders' equity reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

           The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

           The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
================================================================================

                                                        March 31,    December 31,
                                                          1996           1995
                                                        ---------     ---------
ASSETS
Rental property
    Land ...........................................    $  40,758     $  38,962
    Buildings and improvements .....................      321,520       319,028
    Tenant improvements ............................       28,989        28,588
    Furniture, fixtures and equipment ..............        1,085         1,097
                                                        ---------     ---------
                                                          392,352       387,675
Less - accumulated depreciation and amortization ...      (58,431)      (59,095)
                                                        ---------     ---------
    Total rental property ..........................      333,921       328,580

Cash and cash equivalents ..........................        1,494           967
Unbilled rents receivable ..........................       18,795        18,855
Deferred charges and other assets,
  net of accumulated amortization ..................       11,024        10,873
Restricted cash ....................................        4,453         3,229
Accounts receivable, net of allowance for
   doubtful accounts of $176 and $134 ..............        1,806         1,341
Other receivables ..................................          238           104
                                                        ---------     ---------
    Total assets ...................................    $ 371,731     $ 363,949
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and loans payable ........................    $ 137,741     $ 135,464
Dividends and distributions payable ................        7,608         7,606
Accounts payable and accrued expenses ..............        3,509         3,245
Rents received in advance and security deposits ....        4,775         3,114
Accrued interest payable ...........................          484           629
                                                        ---------     ---------
    Total liabilities ..............................      154,117       150,058
                                                        ---------     ---------

Minority interest of unitholders in
   Operating Partnership ...........................       27,683        28,083
                                                        ---------     ---------

(Continued)

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - Continued (in thousands, except per share amounts)
================================================================================

                                                        March 31,    December 31,
                                                          1996           1995
                                                        ---------     ---------
Commitments and contingencies

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares,
   none issued
Common stock, $.01 par value, 25,000,000 shares
    authorized, 15,202,482 shares and 15,104,725
    shares outstanding .............................          152           151
Additional paid-in capital .........................      186,741       185,657
Retained earnings ..................................        3,038          --
                                                        ---------     ---------
    Total stockholders' equity .....................      189,931       185,808
                                                        ---------     ---------

    Total liabilities and stockholders' equity .....    $ 371,731     $ 363,949
                                                        =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
====================================================================================

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                              1996       1995
                                                            --------    --------
REVENUES
Base rents ..............................................   $ 16,012    $ 11,240
Escalations and recoveries ..............................      3,081       2,121
Parking and other .......................................        404         401
Interest income .........................................         74         110
                                                            --------    --------
    Total revenues ......................................     19,571      13,872
                                                            --------    --------

EXPENSES
Real estate taxes .......................................      1,959       1,314
Utilities ...............................................      1,882       1,365
Operating services ......................................      2,803       1,862
General and administrative ..............................        936         933
Depreciation and amortization ...........................      3,294       2,832
Interest expense ........................................      2,569       1,641
                                                            --------    --------
    Total expenses ......................................     13,443       9,947
                                                            --------    --------

Income before gain on sale of rental property,
    minority interest and extraordinary item ............      6,128       3,925
Gain on sale of rental property .........................      5,658        --
                                                            --------    --------

Income before minority interest
      and extraordinary item ............................     11,786       3,925
Minority interest .......................................      1,812         836
                                                            --------    --------
Income before extraordinary item ........................      9,974       3,089
Extraordinary item-loss on early retirement of debt (net
     of minority interest's share of $86) ...............        475        --
                                                            --------    --------

Net income ..............................................   $  9,499    $  3,089
                                                            ========    ========

(Continued)

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued (in thousands, except per share amounts)
==========================================================================================

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                              1996       1995
                                                            --------    --------
Net income per common share:
Income before extraordinary item-
    loss on early retirement of debt ....................   $    .66    $    .29
Extraordinary item-loss on early retirement of debt .....       (.03)       --
                                                            --------    --------

Net income ..............................................   $    .63    $    .29
                                                            ========    ========

Dividends declared per common share .....................   $    .43    $    .40
                                                            ========    ========

Weighted average shares outstanding .....................     15,146      10,473
                                                            ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
====================================================================================

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1996        1995
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................   $  9,499    $  3,089
Adjustments to reconcile net income to net cash
  flows provided by operating activities
    Depreciation and amortization ......................      3,294       2,832
    Gain on sale of rental property ....................     (5,658)       --
    Minority interest ..................................      1,812         836
    Extraordinary item-loss on early retirement of debt         475        --
Changes in operating assets and liabilities
    Increase in unbilled rents receivable ..............        (69)        (35)
    Increase in deferred charges and other assets, net .       (993)       (553)
    Increase in accounts receivable, net ...............       (465)        (68)
    (Increase) decrease in other receivables ...........       (134)        158
    Decrease (increase) in accounts payable and
       accrued expenses ................................        264        (440)
    Increase in rents received in advance and
       security deposits ...............................      1,661         405
    (Decrease) increase in accrued interest payable ....       (145)        162
                                                           --------    --------
  Net cash provided by operating activities ............      9,541       6,386
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property ...........................    (12,400)     (2,700)
Proceeds from sale of rental property ..................     10,147        --
Increase in restricted cash ............................     (1,224)       (537)
                                                           --------    --------
  Net cash used in investing activities ................     (3,477)     (3,237)
                                                           --------    --------
(Continued)

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued (in thousands)
====================================================================================

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1996        1995
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and loans payable ..............     36,300        --
Repayments of mortgages and loans payable ..............    (34,023)       --
Debt prepayment premiums and other costs ...............       (312)       --
Purchase of treasury stock .............................       --        (1,595)
Proceeds from stock options exercised ..................        106        --
Payment of dividends and distributions .................     (7,608)     (5,371)
                                                           --------    --------
  Net cash used in financing activities ................     (5,537)     (6,966)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...        527      (3,817)
Cash and cash equivalents, beginning of period .........        967       6,394
                                                           --------    --------

Cash and cash equivalents, end of period ...............   $  1,494    $  2,577
                                                           ========    ========

Supplemental Cash Flow Information:
Cash paid for interest .................................   $  2,796    $  1,479
                                                           ========    ========
Interest capitalized ...................................   $     82    $   --
                                                           ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
=====================================================================================================

                                                                                         Additional                      Total
                                            Common Stock         Paid-In     Retained   Stockholders'
                                          Shares    Par Value    Capital     Earnings     Equity
                                        ---------   ---------   ---------   ---------    ---------
Balance at January 1, 1996 ..........      15,105   $     151   $ 185,657        --      $ 185,808
Conversions of 92 Units to shares ...          92           1         978        --            979
Net income ..........................        --          --          --         9,499        9,499
Dividends ...........................        --          --          --        (6,461)      (6,461)
Stock options exercised .............           6        --           106        --            106
                                        ---------   ---------   ---------   ---------    ---------

Balance at March 31, 1996 ...........      15,203   $     152   $ 186,741   $   3,038    $ 189,931
                                        =========   =========   =========   =========    =========




The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
================================================================================

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization               Cali Realty  Corporation (the "Company"),  a Maryland
                           corporation,    is   a   fully   integrated,    self-
                           administered,  self-managed  real  estate  investment
                           trust   (REIT)   providing    leasing,    management,
                           acquisition,  development,  construction  and tenant-
                           related services for its properties.  As of March 31,
                           1996,  the  Company  owned  and  operated  40 Class A
                           office    and    office/flex    buildings    totaling
                           approximately 3.9 million square feet and a 327 unit residential complex. The properties are located in New Jersey and New York.

                           The Company was incorporated on May 24, 1994 and commenced operations on August 31, 1994. On August 31, 1994, the Company completed an initial public offering and effected a business combination with the Cali Group (not a legal entity.) The Company raised (net of offering costs) approximately $165,518 of capital through an initial public offering (the "Offering") of 10,500,000 shares of common stock, and used the proceeds to acquire a 78.94 percent interest in Cali Realty, L.P. (the "Operating Partnership") and related entities, which were formed just prior to consummation of the Offering and are the successors to the operations of the Cali Group. Prior to the completion of the business combination with the Company, the Cali Group consisted principally of the property partnerships set forth below, which were engaged in development, ownership and operation of a portfolio of twelve office buildings and one multi-family residential property located in New Jersey (the "Initial Properties"), and the real estate leasing, management, acquisition, development and construction business of Cali Associates.

      PROPERTY PARTNERSHIPS                                                   PROPERTY LOCATION
      ---------------------                                                   -----------------
      Grove Street Associates of Jersey City Limited Partnership                Jersey City, NJ
      -----------------------------------------------------------------------------------------
      Office Associates, Ltd.                                                      Roseland, NJ
      -----------------------------------------------------------------------------------------
      500 Columbia Turnpike Associates                                         Florham Park, NJ
      -----------------------------------------------------------------------------------------
      C.W. Associates                                                                 Clark, NJ
      -----------------------------------------------------------------------------------------
      Chestnut Ridge Associates                                              Woodcliff Lake, NJ
      -----------------------------------------------------------------------------------------
      Roseland II Limited Partnership                                              Roseland, NJ
      -----------------------------------------------------------------------------------------
      20 Commerce Drive Associates                                                 Cranford, NJ
      -----------------------------------------------------------------------------------------
      Century Plaza Associates                                                      Paramus, NJ
      -----------------------------------------------------------------------------------------
      D.B.C. Associates                                                             Clifton, NJ
      -----------------------------------------------------------------------------------------
      11 Commerce Drive Associates                                                 Cranford, NJ
      -----------------------------------------------------------------------------------------
      Cali Building V Associates                                                   Cranford, NJ
      -----------------------------------------------------------------------------------------
      6 Commerce Drive Associates                                                  Cranford, NJ
      -----------------------------------------------------------------------------------------
      Tenby Chase Apartments                                                         Delran, NJ
      -----------------------------------------------------------------------------------------

      Prior to and simultaneous with the consummation of the Offering, the Company, the Operating Partnership and related entities and the Cali Group engaged in certain formation transactions summarized as follows:

      (i) The Cali Group contributed all their interests in the Initial Properties to the Operating Partnership in exchange for units in the Operating Partnership ("Units.") Certain non-continuing partners in certain of the Initial Properties received cash in exchange for their interests therein;

      (ii) Concurrently with the Offering, the Cali Group transferred from the property partnerships an aggregate of $5,175 in exchange for 300,000 Units (the "Concurrent Placement");

      (iii) The Company contributed the net proceeds from the Offering to the Operating Partnership in exchange for the Units. The Operating Partnership used substantially all of such net proceeds, together with the net proceeds from the Mortgage Financing (Note 5), and the cash proceeds of the Concurrent Placement, described above, to repay certain indebtedness on the Initial Properties, to purchase certain land previously leased and to acquire the interests of certain non-continuing partners;

      (iv) The Operating Partnership acquired all of the non-voting preferred stock of, and a 99 percent economic interest in, Cali Services, Inc. ("CSI"), an entity formed to engage in third party property management services.

      In 1994 and 1995, following the Company's initial public offering, the Company acquired 28 office and office/flex properties totaling 1,723,000 square feet for approximately $157,000. The acquisition properties are all located in New Jersey and New York.

      On March 20, 1996, the Company sold its office building located at 15 Essex Road in Paramus, New Jersey ("Essex Road") and concurrently acquired a 95,000 square foot office building at 103 Carnegie Center in Princeton, New Jersey. The concurrent transactions qualified as a tax free exchange, as the Company used substantially all of the proceeds from the sale of Essex Road to acquire the Princeton property. The financial statements for the three months ended March 31, 1996 include a gain of $5,658 relating to this transaction.

      In advance of the sale of Essex Road, on March 12, 1996, the Company prepaid $5,492 of the Mortgage Financing (Note 5) and obtained a release of the mortgage liens on the property. On account of prepayment penalties, loan origination fees, legal fees and other costs incurred in the retirement of the debt, an extraordinary loss of $475, net of minority interest's share of the loss ($86), was recorded for the three months ended March 31, 1996.

      On May 2, 1996, the Company acquired Rose Tree Corporate Center, a two-building suburban office complex totaling approximately 260,000 square feet located in Media, Pennsylvania. The complex was acquired for approximately $28 million, which was drawn on one of the Company's credit facilities.

      Basis of
      Presentation         The accompanying  consolidated  financial  statements
                           include all accounts of the Company and its majority owned subsidiaries which consist principally of the Operating Partnership. The Company's investment in
                           CSI is accounted for under the equity method.

                           All    significant    intercompany    accounts    and
                           transactions have been eliminated.

                           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2.   SIGNIFICANT ACCOUNTING POLICIES

      Rental Property      Rental properties are stated at cost less accumulated
                           depreciation. Costs include interest, property taxes,
                           insurance and other project costs incurred during the
                           period  of   construction.   Ordinary   repairs   and
                           maintenance   are   expensed   as   incurred;   major
                           replacements and betterments are capitalized and depreciated over their estimated useful lives. Fully depreciated assets are removed from the accounts.
                           Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

                           -----------------------------------------------------
                           Buildings and improvements                   40 years
                           -----------------------------------------------------
                           Tenant improvements           The shorter of the term
                                                         of the related lease or
                                                         useful lives
                           -----------------------------------------------------
                           Furniture, fixtures and equipment       5 to 10 years
                           -----------------------------------------------------

                           On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Management does not believe that the value of any of its real estate properties are impaired.

    Deferred
    Financing Costs        Costs incurred in obtaining financing are capitalized
                           and  amortized  on  a  straight-line   basis,   which
                           approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs were $261 and $441 for the three months ended March 31, 1996 and 1995, respectively.

    Deferred
    Leasing Costs          Costs   incurred  in   connection   with  leases  are
                           capitalized and amortized on a straight-line basis over the terms of the related leases. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.

    Revenue
    Recognition            The  Company  recognizes  base  rental  revenue  on a
                           straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking revenue includes income from parking spaces leased to tenants.

                           Rental income on residential property under operating leases having terms generally of one year or less is recognized when earned.

    Cash and Cash
    Equivalents            All highly  liquid  investments  with a  maturity  of
                           three months or less when purchased are considered to be cash equivalents.

    Income and
    Other Taxes            The  Company  has elected to be taxed as a REIT under
                           Sections 856 through 860 of the Code. As a REIT,  the
                           Company will not be subject to federal income tax to the extent it distributes at least 95 percent of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company may be subject to certain state and local taxes.

    Net Income
    Per Share              Net income per share is computed  using the  weighted
                           average common shares  outstanding during the period.
                           The weighted average shares outstanding during the three months ended March 31, 1996 and 1995 were 15,146,089 and 10,473,333, respectively. The assumed exercise of outstanding stock options using the Treasury Stock method is not considered dilutive.

    Dividends and
    Distributions
    Payable The dividends and distributions payable at March 31, 1996 represents dividends payable to shareholders of record on April 3, 1996 (15,202,482 shares) and distributions payable to minority interest unitholders (2,699,002 Units) on that same date. The first quarter dividends and distributions of $.425 per share and per Unit were approved by the Board of Directors on March 20, 1996 and were paid on April 19, 1996.

3.  RESTRICTED CASH

    Restricted cash includes security deposits for the residential property, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements and is comprised of the following:

                                                          March 31,     December 31,
                                                            1996           1995
                                                           ------         ------
    Escrow and other reserve funds ...............         $4,130         $2,901
    Residential security deposits ................            323            328
                                                           ------         ------
       Total restricted cash .....................         $4,453         $3,229
                                                           ======         ======

 4.   DEFERRED CHARGES AND OTHER ASSETS

                                                         March 31,    December 31,
                                                           1996          1995
                                                         --------      --------
    Deferred leasing costs .........................     $ 12,704      $ 13,498
    Deferred financing costs .......................        5,300         5,778
                                                         --------      --------
                                                           18,004        19,276
    Accumulated amortization .......................       (7,628)       (9,035)
                                                         --------      --------
    Deferred charges, net ..........................       10,376        10,241
    Prepaid expenses and other assets ..............          648           632
                                                         --------      --------
       Total deferred charges and other assets .....     $ 11,024      $ 10,873
                                                         ========      ========

 5.   MORTGAGES AND LOANS PAYABLE

                                                       March 31,       December 31,
                                                         1996             1995
                                                       --------         --------
    Mortgage Financing [a] ...................         $ 64,508         $ 70,000
    Fair Lawn Property Loan [b] ..............           18,733           18,764
    Initial Credit Facility [c] ..............           28,500           46,700
    Additional Credit Facility [d] ...........           26,000             --
                                                       --------         --------
                                                       $137,741         $135,464
                                                       ========         ========

      [a] Concurrent with the Company's initial public offering, the Company's initial operating subsidiaries, which own the Initial Properties, issued five-year mortgage notes with an aggregate principal balance of $144,500 secured and cross-collateralized by the Initial Properties to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes. Bonds with an aggregate principal balance of $70,000 were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74,500 were purchased by the Company. As a result, the Company's initial mortgage financing was $70,000, (the "Mortgage Financing"). Approximately $38,000 of the $70,000 is guaranteed under certain conditions by certain partners of the partnerships which owned the Initial Properties. The Mortgage Financing requires monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999.
                           $46,000 of the $70,000 Mortgage Financing bears interest at a net cost to the Company equal to a fixed rate of 8.02 percent per annum and the remaining $24,000 bears interest at a net cost to the Company equal to a floating rate of 100 basis points over 30-day London Inter Bank Offered Rate (LIBOR) with a lifetime interest rate cap of 11.6 percent.

                           In advance of the sale of Essex Road, on March 12, 1996, the Company prepaid $5,492 ($1,687-fixed rate, $3,805-floating rate debt) of the Mortgage Financing, resulting in outstanding balances at March 31, 1996 of $44,313 for the 8.02 percent fixed rate debt and $20,195 for the floating rate debt.

      [b] In connection with the acquisition of an office building in Fair Lawn, New Jersey on March 3, 1995, the Company assumed an $18,764 non-recourse mortgage loan bearing interest at a fixed rate of 8.25 percent per annum. The loan requires payment of interest only through March 15, 1996 and payment of principal and interest thereafter, on a 20 year amortization schedule, with the remaining principal balance due October 1, 2003.

      [c] The Company has a $70,000 revolving credit facility ("Initial Credit Facility"), which may be used to fund acquisitions and new development projects and for general working capital purposes, including capital expenditures and tenant improvements. In connection with the Initial Mortgage Financing, the Company obtained a $6,005 letter of credit, secured by the Initial Credit Facility, to meet certain tenant improvement and capital expenditure reserve requirements. The Initial Credit Facility currently bears interest at a floating rate equal to 150 basis points over LIBOR. The Initial Credit Facility is a recourse liability of the Operating Partnership and is secured by a pledge of the $74,500 Bonds held by the Company. The Initial Credit Facility requires monthly payments of interest only, with outstanding advances and any accrued but unpaid interest due
                           February 28, 1997 and is subject to renewal at the lender's sole discretion. The Initial Credit Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. Since March 31, 1996, the Company has repaid $23,200 and drawn $30,700 on the Initial Credit Facility.

      [d] On February 1, 1996, the Company obtained an additional credit facility (the "Additional Credit Facility") secured by certain of its properties in the amount of $75,000 from two participating banks. The Additional Credit Facility has a three- year term and bears interest at 150 basis points over 30-day LIBOR. The terms of the Additional Credit Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Additional Credit Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. Since March 31, 1996, the Company has drawn $24,000 on the Additional Credit Facility.

      Interest Rate Swap Agreements:

      On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to a fixed 6.285 percent per annum on a notional amount of $24,000 through August 1999.

      On January 23, 1996, the Company entered into an interest rate swap agreement with one of the participating banks in its Additional Credit Facility. The swap agreement has a three-year term and a notional amount of $26,000 which fixes the Company's one-month LIBOR base to 5.265 percent (with a 150 basis point spread, an interest rate of 6.765 percent) on its floating rate credit facilities.

      The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by either counterparty.

6.    MINORITY INTEREST

      In conjunction with the Company's initial public offering, individuals contributing interests to the Operating Partnership had the right to elect either to receive common stock of the Company or Units. A Unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Minority interest in the accompanying consolidated financial statements relates to Units held by parties other than the Company.

      Beginning one year after the closing of the Company's initial public stock offering (which occurred on August 31, 1994), certain Units are able to be redeemed by the unitholders on the basis of one Unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. When a Unit is redeemed for common stock, minority interest is reduced and the Company's investment in the Operating Partnership is increased. During the three months ended March 31, 1996, 91,614 Units were redeemed for common stock of the Company.

 7.   RELATED PARTY TRANSACTIONS

      Certain employees of the Operating Partnership provide leasing services to the Properties and receive fees as compensation ranging from .667 percent to 2.667 percent of adjusted rents. For the three months ended March 31, 1996 and 1995, such fees, which are capitalized and amortized, approximated $80 and $132, respectively.

 8.   SIGNIFICANT TENANT

      At March 31, 1996, Donaldson, Lufkin and Jenrette Securities Corporation ("DLJ") leased approximately 55 percent of the space in the 95 Christopher Columbus Drive, Jersey City property. Total rental income from DLJ, including escalations and recoveries, was $2,424 and $2,431 for the three months ended March 31, 1996 and 1995, respectively. At March 31, 1996 and December 31, 1995, respectively, unbilled rents receivable included $12,351 and $12,164 from DLJ.

      On April 9, 1996, the Company signed a lease with DLJ for an additional 73,200 square feet of space at its Jersey City property. The 13-year lease is scheduled to commence on June 1, 1996, and will increase the tenant's occupancy in the building to approximately 66 percent.

 9.   STOCK OPTION PLAN

      In 1994, the Company established the Cali Employee Stock Option Plan ("Employee Plan") and the Cali Director Stock Option Plan ("Directors Plan") under which a total of 1,330,188 (subject to adjustment) of the Company's shares of common stock have been reserved for issuance. Options granted under the Employee Plan generally become exercisable over a three to five year period, while options under the Directors Plan become exercisable in one year. All options were granted at not less than fair market value at dates of grant and have a term of ten years.

      Information regarding the Company's stock option plans is summarized below:

                                                                   Cali Employee          Cali Director
                                                                   Stock Option           Stock Option
      Shares under option:                                             Plan                   Plan
      --------------------                                         -------------          -------------
      Granted on August 31, 1994 at $17.25 per share                  600,000                 25,000
      ----------------------------------------------------------------------------------------------
      Outstanding at December 31, 1994                                600,000                 25,000
      Granted at $17.25-$19.875 per share                             220,200                 10,000
      Less--
      Lapsed or canceled                                              (3,588)                     --
      ----------------------------------------------------------------------------------------------
      Outstanding at December 31, 1995                                816,612                 35,000
      Granted at $21.50 per share                                     361,750                     --
      Less--
      Lapsed or canceled                                              (4,447)                     --
      Exercised at $17.25 per share                                   (1,143)                (5,000)
      ----------------------------------------------------------------------------------------------
      Outstanding at March 31, 1996                                 1,172,772                 30,000
        $17.25-$21.50 per share
      ----------------------------------------------------------------------------------------------
      Exercisable at March 31, 1996                                   271,124                 30,000
      ----------------------------------------------------------------------------------------------
      Available for grant at December 31, 1995                        463,576                 15,000
      ----------------------------------------------------------------------------------------------
      Available for grant at March 31, 1996                           106,273                 15,000
      ----------------------------------------------------------------------------------------------

10.   EMPLOYEE BENEFIT PLAN

      All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan (the "Plan") as defined by the Internal Revenue Code. The Plan allows eligible employees to defer up to 15 percent of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions. No employer contributions have been made to date.

11.   COMMITMENTS AND CONTINGENCIES

      Pursuant to the terms of the Mortgage Financing, the Company is required to escrow $143 per month for tenant improvements and leasing commissions and $53 per month for capital improvements.

      Pursuant to an agreement with the City of Jersey City, New Jersey expiring in 2009, the Company is required to make payments in lieu of property taxes ("PILOT") on its property in Jersey City. Such PILOT is determined based on the greater of 2 percent of the property cost, as defined, or $1,131 per annum, through 1999 and 2.5 percent, or $1,414 per annum, through 2004.

12.   TENANT LEASES

      The Properties are leased to tenants under operating leases with various expiration dates through 2009. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs as defined and the pass through of charges for electrical usage.

13.   STOCKHOLDERS' EQUITY

      To maintain its qualification as a REIT, not more than 50 percent in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Articles of Incorporation provides for, among other things, certain restrictions on the transfer of the common stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding common stock and will demand written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

      On March 7, 1995, the Board of Directors authorized the Company to purchase up to 100,000 shares of its outstanding common stock so that the total number of shares and Units may be reduced to approximately
      13,300,000. On March 8, 1995, the Company purchased, for constructive retirement, 100,000 shares of its outstanding common stock for $1,595. The excess of the purchase price over par value was recorded as a reduction to additional paid-in capital. Concurrent with this purchase, the Company sold to the Operating Partnership 100,000 Units for $1,595.

      On November 6, 1995, the Company completed a second public offering of 4,000,000 shares of its common stock at $19.50 per share (the "Second Offering"). Net proceeds to the Company after the underwriting discounts and other offering costs were approximately $72,512 which was used along with funds drawn on the Initial Credit Facility to acquire certain properties.

      On November 17, 1995, pursuant to an over-allotment option granted to the underwriters of the Second Offering, the Company issued an additional 600,000 shares of its common stock at $19.50 per share. Net proceeds to the Company after underwriting discounts totaled approximately $11,082, which was used to repay an equal amount of indebtedness on the Initial Credit Facility.

                                     * * * *

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The  following   discussion   should  be  read  in  conjunction  with  the
      Consolidated Financial Statements of Cali Realty Corporation and the notes thereto.

      The following comparisons are for the three months ended March 31, 1996 ("1996,") as compared to the three months ended March 31, 1995 ("1995.") References are made to the "Pre-Acquisition Properties," which is comprised of all properties owned by the Company at December 31, 1994, as well as "Acquired Properties," which refers to all properties acquired by the Company since January 1, 1995.


      Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

      Total revenues increased $5.7 million, or 41.1 percent, for the three months ended March 31, 1996 over 1995. Base rents increased $4.8 million, or 42.5 percent, of which $5.2 million, or 46 percent, was attributable to the Acquired Properties, offset by a decrease of $0.4 million, or 3.6 percent, primarily as a result of occupancy changes at the Pre-Acquisition Properties. Escalations and recoveries increased $1.0 million, or 45.3 percent, substantially all of which was attributable to the Acquired Properties.

      Total expenses for the three months ended March 31, 1996 increased $3.5 million, or 35.1 percent, as compared to the same period in 1995. Interest expense increased by $0.9 million, or 56.5 percent, primarily due to an increase in indebtedness resulting from drawings on the Company's credit facilities in connection with property acquisitions. Real estate taxes increased $0.6 million, or 49.1 percent, for 1996 over 1995 due to the Acquired Properties. Additionally, operating services increased $0.9 million, or 50.6 percent, and utilities increased $0.5 million, or 38 percent. The aggregate increase in operating services and utilities of $1.4 million, or 45.3 percent, consists of $1.2 million, or 38.8 percent, attributable to the Acquired Properties, and $0.2 million, or 6.5 percent, for the Pre-Acquisition Properties due primarily to a harsher winter in 1996. Depreciation and amortization increased $0.5 million, or 16.3 percent, for 1996 over 1995, of which $0.8 million relates to depreciation on the Acquired Properties, offset by decreases of $0.1 million for depreciation on the Pre-Acquisition Properties and $0.2 million for amortization of deferred financing costs.

      Income before minority interest and extraordinary item increased to $11.8 million in 1996 from $3.9 million in 1995. The increase of $7.9 million was due to the gain on sale of a rental property of $5.7 million in 1996, as well as to the factors discussed above.

      Net income increased $6.4 million for the three months ended March 31, 1996 from $3.1 million (net of minority interest of $0.8 million) in 1995 to $9.5 million (net of minority interest of $1.8 million) in 1996, as a result of an increase in income before minority interest and extraordinary item of $7.9 million partially offset by recognition in 1996 of a $0.5 million (net of minority interest's share of $0.1 million) extraordinary item - loss on early retirement of debt.

      Liquidity and Capital Resources

      Statement of Cash Flows

      During the three months ended March 31, 1996, the Company generated $9.5 million in cash flow from operating activities, and, along with $10.1 million of proceeds from the sale of a rental property, $7.8 million in net borrowings on its credit facilities and $0.1 million of proceeds from stock options exercised, used an aggregate $27.5 million to (i) purchase a rental property for $10.4 million, (ii) acquire tenant improvements and building improvements for $2.0 million, (iii) pay quarterly dividends and distributions of $7.6 million, (iv) prepay a portion of its mortgage notes in the amount of $5.5 million, (v) increase the escrow cash balances relating to the Mortgage Financing by $1.2 million, (vi) pay debt prepayment penalties and other related costs of $0.3 million, and (vii) increase its cash and cash equivalents balance by $0.5 million.

      Capitalization

      On November 6, 1995, the Company completed its Second Offering of 4,000,000 shares of common stock, $.01 par value, at $19.50 per share. The proceeds of the Second Offering, net of offering costs, were approximately $72.5 million. The Company used these funds along with funds drawn on the Initial Credit Facility to acquire certain properties, as fully described in the Company's Form 10-K for the year ended December 31, 1995.

      On November 17, 1995, pursuant to an over-allotment option granted to the underwriters of the Second Offering, the Company issued an additional 600,000 shares of its common stock, $.01 par value, at $19.50 per share. Net proceeds to the Company after underwriting discounts were approximately $11.1 million which were used to repay an equal amount of indebtedness under the Initial Credit Facility.

      On February 1, 1996, the Company obtained from two participating banks the $75 million Additional Credit Facility. The Additional Credit Facility bears interest at a floating rate equal to 150 basis points over LIBOR. The Additional Credit Facility is also subject to certain financial covenants, including the ratio of earnings before interest, taxes, depreciation and amortization to debt service, minimum net worth and debt-to-market capitalization. In addition, the Additional Credit Facility restricts distributions by the Company in excess of 100 percent of Funds from Operations for three successive quarters, provided that the Company retains the right to make distributions necessary to maintain its status as a REIT. The Additional Credit Facility is secured by a first lien mortgage on certain of the Company's properties. Additional Credit
      Facility borrowings are recourse to the Operating Partnership and guaranteed by the Company.

      On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to a fixed 6.285 percent per annum on a notional amount of $24,000 through August 1999.

      In addition, on January 23, 1996, the Company entered into a second interest rate swap agreement with one of the participating banks in its Additional Credit Facility. This swap agreement has a three-year term and a notional amount of $26,000 which fixes the Company's one-month LIBOR base at 5.265 percent on its floating rate credit facilities.

      On March 20, 1996, the Company sold its office building located at 15 Essex Road in Paramus, New Jersey ("Essex Road") and concurrently acquired a 95,000 square foot office building at 103 Carnegie Center in Princeton, New Jersey. The concurrent transactions qualified as a tax free exchange, as the Company used substantially all of the proceeds from the sale of Essex Road to acquire the Princeton property. The financial statements for the three months ended March 31, 1996 include a gain of $5,658 relating to this transaction.

      On May 2, 1996, the Company acquired Rose Tree Corporate Center, a two-building suburban office complex totaling approximately 260,000 square feet, located in Media, Pennsylvania. The complex was acquired for approximately $28 million which was drawn on the Initial Credit Facility.

      Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition costs and other capital expenditures, the Company expects to finance such activities through the credit facilities and other debt and equity financing.

      The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring expenditures. The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the Initial Credit Facility and Additional Credit Facility. The Company expects to meet certain of its financing requirements through long-term borrowings and the issuance of debt securities or additional equity securities. In addition, the Company anticipates utilizing the Initial Credit Facility and Additional Credit Facility primarily to fund property acquisition activities.

      The Company does not intend to reserve funds to retire the existing Mortgage Financing, indebtedness under the credit facilities or other mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

      To maintain its qualification as a real estate investment trust, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, excluding the dividends paid deduction and net capital gains. Moreover, the Company intends to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $25.8 million on an annual basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable and required annual capital expenditure reserves pursuant to its mortgage indenture.

      Funds From Operations

      The Company considers Funds from Operations after adjustment for the straight-lining of rents one measure of REIT performance. Funds from Operations is defined as net income (loss) before minority interest of unitholders, computed in accordance with Generally Accepted Accounting Principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

      Funds from Operations for the three months ended March 31, 1996 and 1995, as calculated in accordance with the National Association of Real Estate Investment Trusts definition published in March 1995, are summarized in the following table (in thousands):

                                                              Three Months Ended:
                                                             --------------------
                                                             March 31,   March 31,
                                                               1996        1995
                                                             --------    --------
Income before minority interest, gain on sale of property    $  6,128    $  3,925
   and extraordinary item
    Add: Real estate-related depreciation and amortization      3,020       2,370
                                                             --------    --------

Funds from Operations ....................................      9,148       6,295
    Deduct: Rental income adjustment for straight-lining
      of rents ...........................................        (69)        (34)
                                                             --------    --------
Funds from Operations after adjustments for
  straight-lining of rents ...............................   $  9,079    $  6,261
                                                             ========    ========

Weighted average shares outstanding (1) ..................     17,897      13,307
                                                             ========    ========

(1) Assumes redemption of all Units, calculated on a weighted average basis, for shares of common stock in the Company.

      Inflation

      The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

                             CALI REALTY CORPORATION

                   Part II -- Other Information and Signatures


Item 6.  Exhibits

         The following exhibits are filed herewith:

         10.35 Agreement of Sale and Purchase, dated February 28, 1996, between Adwin Realty Company and LBA Associates, collectively as Seller, and J. Brian O'Neill, or his Nominees or Assignees, as Buyer.

         10.36 Purchase Agreement, dated March 11, 1996 between Keller Carnegie Associates, as Seller, and Century Plaza Associates, as Purchaser.

         10.37 Agreement of Assignment of Real Estate Sale Agreement, dated April 26, 1996, between J. Brian O'Neill, as Contract Vendee, and Cal-Tree Realty Associates L.P., as Assignee.

         10.38 Agreement of Assignment, dated May 1, 1996, between J. Brian O'Neill, as Assignor, and Bryemere L.P., as Assignee.

         10.39 Amendment to Agreement of Assignment of Real Estate Agreement, dated May 2, 1996, between Bryemere L.P., as Assignor, and Cal-Tree Realty Associates L.P., as Assignee.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Cali Realty Corporation
                                              -----------------------
                                                   (Registrant)





                                      /s/ Barry Lefkowitz
                                      -------------------------------------
Date:   May 14, 1996                  Barry Lefkowitz
                                      Chief Financial Officer
                                      (signing on behalf of the Registrant)