Form 10-Q
period 1996-06-30
CALI REALTY CORP /NEW/
filed 1996-08-07
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996

                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number              1-13274

                             Cali Realty Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                           22-3305147
- ---------------------------------                        ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

               11 Commerce Drive, Cranford, New Jersey 07016-3501
- --------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (908) 272-8000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         There were 15,206,361 shares of $.01 par value common stock outstanding at August 6, 1996.

                             CALI REALTY CORPORATION

                                    Form 10-Q

                                      INDEX

Part I -  Financial Information


          Item 1. Financial Statements

                  Consolidated Balance Sheets as of June 30, 1996
                     and December 31, 1995

                  Consolidated Statements of Operations for the three and six month periods ended June 30, 1996 and 1995

                  Consolidated Statement of Cash Flows for the six months
                     ended June 30, 1996 and 1995

                  Consolidated Statement of Stockholders' Equity for the six
                     months ended June 30, 1996

                  Notes to Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

Part II - Other Information and Signatures

          Item 1. Exhibits

                  Signatures

                             CALI REALTY CORPORATION


                         Part I - Financial Information



Item 1     Financial Statements

           The information furnished in the accompanying consolidated balance sheets, statements of operations, of cash flows, and of stockholders' equity reflect all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

           The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

           The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
- ----------------------------------------------------------------------------------
                                                            June 30,   December 31,
                                                              1996         1995
                                                            ---------    ---------
ASSETS

Rental property
    Land ................................................   $  43,797    $  38,962
    Buildings and improvements ..........................     348,013      319,028
    Tenant improvements .................................      33,366       28,588
    Furniture, fixtures and equipment ...................       1,099        1,097
                                                            ---------    ---------
                                                              426,275      387,675
Less - accumulated depreciation and amortization ........     (61,310)     (59,095)
                                                            ---------    ---------
    Total rental property ...............................     364,965      328,580

Cash and cash equivalents ...............................       1,907          967
Unbilled rents receivable ...............................      18,930       18,855
Deferred charges and other assets,
    net of accumulated amortization .....................      11,297       10,873
Restricted cash .........................................       3,785        3,229
Accounts receivable, net of allowance for
    doubtful accounts of $157 and $134 ..................       1,326        1,341
Other receivables .......................................          56          104
                                                            ---------    ---------

    Total assets ........................................   $ 402,266    $ 363,949
                                                            =========    =========




(Continued)

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
- ----------------------------------------------------------------------------------
(Continued)
                                                            June 30,   December 31,
                                                              1996         1995
                                                            ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and loans payable .............................   $ 169,147    $ 135,464
Dividends and distributions payable .....................       7,610        7,606
Accounts payable and accrued expenses ...................       4,044        3,245
Rents received in advance and security deposits .........       4,214        3,114
Accrued interest payable ................................         485          629
                                                            ---------    ---------
    Total liabilities ...................................     185,500      150,058
                                                            ---------    ---------

Minority interest of unitholders in Operating Partnership      27,545       28,083
                                                            ---------    ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares,
    none issued
Common stock, $.01 par value, 95,000,000 shares
    authorized, 15,206,361 shares and 15,104,725
    shares outstanding ..................................         152          151
Additional paid-in capital ..............................     186,808      185,657
Retained earnings .......................................       2,261         --
                                                            ---------    ---------
    Total stockholders' equity ..........................     189,221      185,808
                                                            ---------    ---------

    Total liabilities and stockholders' equity ..........   $ 402,266    $ 363,949
                                                            =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
- --------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                     ---------------------------    -------------------------
                                                        1996            1995           1996           1995
                                                      -------         -------        -------        -------
REVENUES
Base rents ........................................   $17,264         $12,200        $33,276        $23,440
Escalations and recoveries ........................     3,151           2,414          6,232          4,535
Parking and other .................................       519             471            923            872
Interest income ...................................        79              66            153            176
                                                      -------         -------        -------        -------
    Total revenues ................................    21,013          15,151         40,584         29,023
                                                      -------         -------        -------        -------
EXPENSES
Real estate taxes .................................     2,194           1,437          4,153          2,751
Utilities .........................................     1,873           1,473          3,755          2,837
Operating services ................................     2,512           1,962          5,315          3,824
General and administrative ........................     1,128           1,001          2,064          1,934
Depreciation and amortization .....................     3,614           3,095          6,908          5,927
Interest expense ..................................     2,999           2,173          5,568          3,814
                                                      -------         -------        -------        -------
    Total expenses ................................    14,320          11,141         27,763         21,087
                                                      -------         -------        -------        -------
Income before gain on sale of rental property,
    minority interest and extraordinary item ......     6,693           4,010         12,821          7,936
Gain on sale of rental property ...................      --              --            5,658           --
                                                      -------         -------        -------        -------
Income before minority interest
    and extraordinary item ........................     6,693           4,010         18,479          7,936
Minority interest .................................     1,009             873          2,821          1,709
                                                      -------         -------        -------        -------
Income before extraordinary item ..................     5,684           3,137         15,658          6,227
Extraordinary item-loss on early retirement of debt
    (net of minority interest's share of $86) .....      --              --              475           --
                                                      -------         -------        -------        -------
Net income ........................................   $ 5,684         $ 3,137        $15,183        $ 6,227
                                                      =======         =======        =======        =======
Net income per common share:
Income before extraordinary item-
    loss on early retirement of debt ..............   $  0.37         $  0.30        $  1.03        $  0.60
Extraordinary item-loss on early retirement of debt      --              --             0.03           --
                                                      -------         -------        -------        -------
Net income ........................................   $  0.37         $  0.30        $  1.00        $  0.60
                                                      =======         =======        =======        =======
Dividends declared per common share ...............   $  0.43         $  0.40        $  0.85        $  0.81
                                                      =======         =======        =======        =======
Weighted average shares outstanding ...............    15,203          10,400         15,175         10,436
                                                      =======         =======        =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
- ------------------------------------------------------------------------------------

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              1996         1995
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .............................................   $  15,183    $   6,227
Adjustments to reconcile net income to net cash
  flows provided by operating activities
    Depreciation and amortization ......................       6,908        5,927
    Gain on sale of rental property ....................      (5,658)        --
    Minority interest ..................................       2,821        1,709
    Extraordinary item-loss on early retirement of debt          475         --
Changes in operating assets and liabilities
    Increase in unbilled rents receivable ..............        (204)        (223)
    Increase in deferred charges and other assets, net .      (2,180)        (983)
    Decrease (increase) in accounts receivable, net ....          15         (543)
    Decrease in other receivables ......................          48          170
    Increase in accounts payable and
       accrued expenses ................................         799           56
    Increase (decrease) in rents received in advance and
       security deposits ...............................       1,100          (24)
    (Decrease) increase in accrued interest payable ....        (144)         251
                                                           ---------    ---------
   Net cash provided by operating activities ...........      19,163       12,567
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property ...........................     (46,321)     (17,900)
Proceeds from sale of rental property ..................      10,324         --
Increase in restricted cash ............................        (556)        (536)
                                                           ---------    ---------
   Net cash used in investing activities ...............     (36,553)     (18,436)
                                                           ---------    ---------



(Continued)

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
- ------------------------------------------------------------------------------------
(Continued)
                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              1996         1995
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and loans payable ..............     109,500       16,000
Repayments of mortgages and loans payable ..............     (75,817)      (3,000)
Debt prepayment premiums and other costs ...............        (312)        --
Purchase of treasury stock .............................        --         (1,595)
Proceeds from stock options exercised ..................         173         --
Payment of dividends and distributions .................     (15,214)     (10,715)
                                                           ---------    ---------
   Net cash provided by financing activities ...........      18,330          690
                                                           ---------    ---------

Net increase (decrease) in cash and cash equivalents ...         940       (5,179)
Cash and cash equivalents, beginning of period .........         967        6,394
                                                           ---------    ---------

Cash and cash equivalents, end of period ...............   $   1,907    $   1,215
                                                           =========    =========

Supplemental Cash Flow Information:
Cash paid for interest .................................   $   5,800    $   3,563
                                                           =========    =========
Interest capitalized ...................................   $      88    $    --
                                                           =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                       Additional                          Total
                                                            Common Stock                Paid-In         Retained       Stockholders'
                                                       Shares         Par Value         Capital         Earnings           Equity
                                                     ---------        ---------        ---------        ---------      ------------
Balance at January 1, 1996 ..................           15,105        $     151        $ 185,657             --           $ 185,808
Conversions of 92 Units to shares ...........               92                1              978             --                 979
Net income ..................................             --               --               --          $  15,183            15,183
Dividends ...................................             --               --               --            (12,922)          (12,922)
Stock options exercised .....................                9             --                173             --                 173
                                                     ---------        ---------        ---------        ---------         ---------

Balance at June 30, 1996 ....................           15,206        $     152        $ 186,808        $   2,261         $ 189,221
                                                     =========        =========        =========        =========         =========




The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization               Cali Realty  Corporation (the "Company"),  a Maryland
                           corporation,      is     a     fully      integrated,
                           self-administered,     self-managed    real    estate
                           investment    trust   (REIT)    providing    leasing,
                           management,  acquisition,  development,  construction
                           and tenant- related  services for its properties.  As
                           of June 30, 1996,  the Company  owned and operated 43
                           properties,  consisting of 42 office and  office/flex
                           buildings  totaling  approximately 4.2 million square
                           feet  and  a  327  unit  residential   complex.   The
                           properties are located in New Jersey, New York, and Pennsylvania.

                           The Company was incorporated on May 24, 1994 and commenced operations on August 31, 1994. On August 31, 1994, the Company completed an initial public offering and effected a business combination with the Cali Group (not a legal entity). The Company raised (net of offering costs) approximately $165,518 of capital through an initial public offering of 10,500,000 shares of common stock, and used the proceeds to acquire a 78.94 percent interest in Cali Realty, L.P. (the "Operating Partnership") and related entities, which are the successors to the operations of the Cali Group. Prior to the completion of the business combination with the Company, the Cali Group was engaged in development, ownership and operation of a portfolio of twelve office buildings and one multi-family residential property, all located in New Jersey (the "Initial Properties").

                           In 1994 and 1995, following the Company's initial public offering, the Company acquired 28 office and office/flex properties totaling 1,723,000 square feet for approximately $157,000. These acquisitions are all located in New Jersey and New York.

                           On March 20, 1996, the Company sold its office building located at 15 Essex Road in Paramus, New Jersey ("Essex Road") and concurrently acquired a 95,000 square foot office building at 103 Carnegie Center in Princeton, New Jersey. The concurrent transactions qualified as a tax free exchange, as the Company used substantially all of the proceeds from the sale of Essex Road to acquire the Princeton property. The financial statements for the six months ended June 30, 1996 include a gain of $5,658 relating to this transaction.

                           In advance of the sale of Essex Road, on March 12, 1996, the Company prepaid $5,492 of the Mortgage Financing (Note 5) and obtained a release of the mortgage liens on the property. On account of prepayment penalties, loan origination fees, legal fees and other costs incurred in the retirement of the debt, an extraordinary loss of $475, net of minority interest's share of the loss ($86), was recorded for the six months ended June 30, 1996.

                           On May 2, 1996, the Company acquired Rose Tree Corporate Center, a two- building suburban office complex totaling approximately 260,000 square feet, located in Media, Pennsylvania. The complex was acquired for approximately $28 million, which was drawn on one of the Company's credit facilities.

                           Additionally,  on July 23, 1996, the Company acquired
                           222 and 233 Mount  Airy  Road,  two  suburban  office
                           buildings totaling approximately 115,000 square feet,
                           located in Basking Ridge,  New Jersey.  The buildings
                           were acquired for approximately $10.5 million,  which
                           was drawn on one of the Company's credit facilities.
      Basis of
      Presentation         The accompanying  consolidated  financial  statements
                           include all accounts of the Company and its majority owned subsidiaries which consist principally of the Operating Partnership. The Company's investment in
                           Cali Services, Inc. (an entity formed to provide third party property management services, in which the Operating Partnership has a 99 percent interest) is accounted for under the equity method.

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

                           Buildings and improvements             39 to 40 years
                           -----------------------------------------------------
                           Tenant improvements           The shorter of the term
                                                         of the related lease or
                                                         useful lives
                           -----------------------------------------------------
                           Furniture, fixtures and equipment       5 to 10 years
                           -----------------------------------------------------

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

    Deferred
    Financing              Costs incurred in obtaining financing are capitalized
    Costs                  and  amortized  on  a  straight-line   basis,   which
                           approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs were $267 and $435 for the three month periods ended June 30, 1996 and 1995, respectively, and $527 and $877 for the six month periods ended
                           June 30, 1996 and 1995, respectively.

    Deferred
    Leasing                Costs   incurred  in   connection   with  leases  are
    Costs                  capitalized  and amortized on a  straight-line  basis
                           over the terms of the related leases. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.

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

    Net Income
    Per Share              Net income per share is computed  using the  weighted
                           average common shares  outstanding during the period.
                           The weighted  average shares  outstanding  during the
                           three month periods ended June 30, 1996 and 1995 were
                           15,202,912 and 10,400,000 respectively, and six month
                           periods ended June 30, 1996 and 1995 were  15,174,500
                           and 10,436,464, respectively. The assumed exercise of outstanding stock options using the Treasury Stock method is not considered dilutive in any period.

    Dividends and
    Distributions
    Payable The dividends and distributions payable at June 30, 1996 represent dividends payable to shareholders of record on July 3, 1996 (15,206,361 shares) and distributions payable to minority interest unitholders (2,699,002 Units) on that same date. The second quarter dividends and distributions of $0.425 per share and per Unit were approved by the Board of Directors on June 20, 1996 and were paid on July 19, 1996.

3.  RESTRICTED CASH

    Restricted cash includes security deposits for the residential property, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements and is comprised of the following:

                                                         June 30,      December 31,
                                                           1996           1995
                                                         --------       --------
Escrow and other reserve funds ...................       $  3,453       $  2,901
Residential security deposits ....................            332            328
                                                         --------       --------
   Total restricted cash .........................       $  3,785       $  3,229
                                                         ========       ========

4.   DEFERRED CHARGES AND OTHER ASSETS

                                                         June 30,      December 31,
                                                           1996           1995
                                                         --------       --------
Deferred leasing costs ...........................       $ 13,630       $ 13,498
Deferred financing costs .........................          5,347          5,778
                                                         --------       --------
                                                           18,977         19,276
Accumulated amortization .........................         (8,350)        (9,035)
                                                         --------       --------
Deferred charges, net ............................         10,627         10,241
Prepaid expenses and other assets ................            670            632
                                                         --------       --------

   Total deferred charges and other assets .......       $ 11,297       $ 10,873
                                                         ========       ========

5.   MORTGAGES AND LOANS PAYABLE

                                                         June 30,      December 31,
                                                           1996           1995
                                                         --------       --------
Mortgage Financing [a] ...........................       $ 64,508       $ 70,000
Fair Lawn Property Loan [b] ......................         18,639         18,764
Initial Credit Facility [c] ......................         15,000         46,700
Additional Credit Facility [d] ...................         71,000           --
                                                         --------       --------

      Total mortgages and loans payable ..........       $169,147       $135,464
                                                         ========       ========

      [a] Concurrent with the Company's initial public offering, the Company's initial operating subsidiaries, which own the Initial Properties, issued five-year mortgage notes with an aggregate principal balance of $144,500 secured and cross-collateralized by the Initial Properties to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes. Bonds with an aggregate principal balance of $70,000 were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74,500 were purchased by the Company. As a result, the Company's initial mortgage financing was $70,000 (the "Mortgage Financing"). Approximately $38,000 of the $70,000 is guaranteed under certain conditions by certain partners of the partnerships which owned the Initial Properties. The Mortgage Financing requires monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999.
                           $46,000 of the $70,000 Mortgage Financing bears interest at a net cost to the Company equal to a fixed rate of 8.02 percent per annum and the remaining $24,000 bears interest at a net cost to the Company equal to a floating rate of 100 basis points over 30-day London Inter Bank Offered Rate (LIBOR) with a lifetime interest rate cap of 11.6 percent.

                           In advance of the sale of Essex Road, on March 12, 1996, the Company prepaid $5,492 ($1,687-fixed rate, $3,805-floating rate debt) of the Mortgage Financing, resulting in outstanding balances of $44,313 for the
                           8.02 percent fixed rate debt and $20,195 for the floating rate debt.

      [b] In connection with the acquisition of an office building in Fair Lawn, New Jersey on March 3, 1995, the Company assumed an $18,764 non-recourse mortgage loan ("Fair Lawn Property Loan") bearing interest at a fixed rate of 8.25 percent per annum. The loan requires payment of interest only through March 15, 1996 and payment of principal and interest thereafter, on a 20-year amortization schedule, with the remaining principal balance due October 1, 2003. For the six months ended June 30, 1996, the Company has paid $125 for amortization of the principal on the Fair Lawn Property Loan.

      [c] The Company has a $70,000 revolving credit facility ("Initial Credit Facility"), which may be used to fund acquisitions and new development projects and for general working capital purposes, including capital expenditures and tenant improvements. In connection with the Mortgage Financing, the Company obtained a $6,005 letter of credit, secured by the Initial Credit Facility, to meet certain tenant improvement and capital expenditure reserve requirements. The Initial Credit Facility currently bears interest at a floating rate equal to 150 basis points over LIBOR. The Initial Credit Facility is a recourse liability of the Operating Partnership and is secured by a pledge of the $74,500 Bonds held by the Company. The Initial Credit Facility requires monthly payments of interest only, with outstanding advances and any accrued but unpaid interest due May 31, 1997 and is subject to renewal at the lender's sole discretion. The Initial Credit Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. Since June 30, 1996, the Company has drawn an additional $16,400 on the Initial Credit Facility.

      [d] On February 1, 1996, the Company obtained an additional credit facility (the "Additional Credit Facility") secured by certain of its properties in the amount of $75,000 from two participating banks. The Additional Credit Facility has a three- year term and bears interest at 150 basis points over 30-day LIBOR. The terms of the Additional Credit Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Additional Credit Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. Since June 30, 1996, the Company has repaid $2,000 on the Additional Credit Facility.

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

      Beginning one year after the closing of the Company's initial public stock offering (which occurred on August 31, 1994), certain Units are able to be redeemed by the unitholders at their option on the basis of one Unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The Company has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. When a unitholder redeems a Unit, minority interest is reduced and the Company's investment in the Operating Partnership is increased. During the six months ended June 30, 1996, 91,614 Units were redeemed for common stock of the Company.

 7.   RELATED PARTY TRANSACTIONS

      Certain employees of the Operating Partnership provide leasing services to the Properties and receive fees as compensation ranging from 0.667 to
      2.667 percent of adjusted rents. For the three and six month periods ended June 30, 1996, such fees, which are capitalized and amortized, approximated $112 and $192, respectively.


 8.   SIGNIFICANT TENANT

      At December 31, 1995, Donaldson, Lufkin, and Jenrette Securities Corporation ("DLJ") leased approximately 55 percent of the space in the Company's 95 Christopher Columbus Drive, Jersey City, New Jersey property. On April 9, 1996, DLJ signed a lease with the Company for an additional 73,200 square feet of space ("DLJ Expansion"), increasing its occupancy to approximately 66 percent of the property.

      Total rental income from DLJ, including escalations and recoveries, for the three and six month periods ending June 30, 1996 and 1995 were as follows:

         Three Months Ended:                               Six Months Ended:
       ------------------------                         ------------------------
       June 30,        June 30,                         June 30,        June 30,
         1996            1995                             1996            1995
       --------        --------                         --------        --------

        $2,559          $2,409                           $4,983           $4,840
        ======          ======                           ======           ======

      At June 30, 1996 and December 31, 1995, unbilled rents receivable included $12,521 and $12,164, respectively, from DLJ.

 9.   STOCK OPTION PLAN

      In 1994, and as amended on May 13, 1996, the Company established the Cali Employee Stock Option Plan ("Employee Plan") and the Cali Director Stock Option Plan ("Directors Plan"), under which a total of 1,880,188 (subject to adjustment) of the Company's shares of common stock have been reserved for issuance (1,780,188 shares under the Employee Plan and 100,000 under the Directors Plan). Options granted under the Employee Plan generally become exercisable over a three to five year period, while options under the Directors Plan become exercisable in one year. All options were granted at not less than fair market value at dates of grant and have a term of ten years.

      Information regarding the Company's stock option plans is summarized below:

                                                                   Cali Employee         Cali Director
                                                                   Stock Option          Stock Option
      Shares under option:                                             Plan                  Plan
      --------------------                                         -------------        --------------
      Granted on August 31, 1994 at $17.25 per share                     600,000               25,000
      ------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1994                                   600,000               25,000
      Granted at $17.25-$19.875 per share                                220,200               10,000
      Less--
      Lapsed or canceled                                                  (3,588)                  --
      ------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1995                                   816,612               35,000
         $17.25 - $19.875 per share
      Granted at $21.50 per share                                        361,750                   --
      Less--
      Lapsed or canceled                                                  (4,447)                  --
      Exercised at $17.25 per share                                       (1,143)              (5,000)
      ------------------------------------------------------------------------------------------------
      Outstanding at March 31, 1996                                    1,172,772               30,000
       $17.25 - $21.50 per share
      Granted at $21.50 per share                                             --               14,000
      Less--
      Lapsed or canceled                                                    (380)                  --
      Exercised at $17.25 per share                                       (3,879)                  --
      ------------------------------------------------------------------------------------------------
      Outstanding at June 30, 1996                                     1,168,513               44,000
        $17.25-$21.50 per share
      -----------------------------------------------------------------------------------------------
      Exercisable at June 30, 1996                                       267,245               30,000
      -----------------------------------------------------------------------------------------------
      Available for grant at December 31, 1995                           463,576               15,000
      -----------------------------------------------------------------------------------------------
      Available for grant at June 30, 1996                               606,653               51,000
      -----------------------------------------------------------------------------------------------

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

12.   TENANT LEASES

      The Properties are leased to tenants under operating leases with various expiration dates through 2011. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs as defined and the pass through of charges for electrical usage.

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

      On November 6, 1995, the Company completed a second public offering of 4,000,000 shares of its common stock at $19.50 per share (the "Second Offering"). Net proceeds to the Company after the underwriting discounts and other offering costs were approximately $72,512 which was used along with funds drawn on the Initial Credit Facility to acquire certain properties. Additionally, on November 17, 1995, pursuant to an over-allotment option granted to the underwriters of the Second Offering, the Company issued an additional 600,000 shares of its common stock at $19.50 per share. Net proceeds to the Company after underwriting discounts totaled approximately $11,082, which was used to repay an equal amount of indebtedness on the Initial Credit Facility. The $89.7 million in total proceeds from the Second Offering and over-allotment option were obtained off of the Company's $250 million shelf registration, leaving $160.3 million of available funds under the shelf.

      On May 13, 1996, the Company's stockholders approved an increase in the authorized shares of common stock in the Company from 25,000,000 to 95,000,000.

      On July 29, 1996, the Company filed an additional shelf registration statement with the Securities and Exchanges Commission ("SEC") for an aggregate amount of $500 million in securities of the Company. The registration statement was declared effective by the SEC on August 2, 1996.

                                     * * * *

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The  following   discussion   should  be  read  in  conjunction  with  the
      Consolidated Financial Statements of Cali Realty Corporation and the notes thereto.

      The following comparisons for the three and six month periods ended June 30, 1996 ("1996"), as compared to the three and six month periods ended June 30, 1995 ("1995") make reference to the following: (i) the effect of the "Pre-Acquisition Properties," which represents all properties owned by the Company at March 31, 1995 (for the three-month periods comparisons), and which represents all properties owned by the Company at December 31, 1994 (for the six-month periods comparisons), (ii) the effect of the "Acquired Properties," which represents all properties acquired by the Company since April 1, 1995 (for the three-month periods comparisons), and which represents all properties acquired since January 1, 1995 (for the six-month period comparisons), and (iii) the effect of the "Disposition," which refers to the Company's sale of Essex Road on March 20, 1996 (for both the three and six month periods comparisons).

      Three Months Ended June 30, 1996 Compared to
      Three Months Ended June 30, 1995

      Total revenues increased $5.9 million, or 38.7 percent, for the three months ended June 30, 1996 over 1995. Base rents increased $5.1 million, or 41.5 percent, of which $5.3 million, or 43.8 percent, was attributable to the Acquired Properties, $0.1 million, or 0.8 percent, to occupancy changes at the Pre- Acquisition Properties, offset by a decrease of $0.4 million, or 3.1 percent, as a result of the Disposition. Escalations and recoveries increased $0.7 million, or 30.5 percent, of which $0.8 million, or 34.4 percent, was attributable to the Acquired Properties, offset by a decrease of $0.1 million, or 2.9 percent, due to the Pre-Acquisition Properties.

      Total expenses for the three months ended March 31, 1996 increased $3.2 million, or 28.5 percent, as compared to the same period in 1995. Real estate taxes increased $0.8 million, or 52.7 percent, for 1996 over 1995 substantially attributable to the Acquired Properties. Additionally, operating services increased $0.6 million, or 28.0 percent, and utilities increased $0.4 million, or 27.2 percent for 1996 over 1995. The aggregate increase in operating services and utilities of $1.0 million, or 27.7 percent, consists of $1.1 million, or 31.6 percent, attributable to the Acquired Properties, offset by a decrease of $0.1 million, or 4.6 percent, as a result of the Disposition. General and administrative expenses increased $0.1 million, or 12.7 percent, primarily due to the additional costs associated with the Acquired Properties. Depreciation and amortization increased $0.5 million, or 16.8 percent, for 1996 over 1995, of which $0.9 million, or 29.2 percent, relates to depreciation on the Acquired Properties, offset by decreases of $0.1 million, or 3.1 percent, for depreciation and $0.2 million, or 6.2 percent, for amortization of deferred financing costs due to a reduction in debt outstanding on the Pre-Acquisition Properties, and $0.1 million, or 3.0 percent, of a reduction in depreciation as a result of the Disposition. Interest expense increased by $0.8 million, or 38.0 percent, primarily due to an increase in indebtedness resulting from drawings on the Company's credit facilities in connection with property acquisitions.

      Income before minority interest and extraordinary item increased to $6.7 million in 1996 from $4.0 million in 1995. The increase of $2.7 million was due to the factors discussed above.

      Net income increased $2.5 million for the three months ended June 30, 1996 from $3.2 million (net of minority interest of $0.9 million) in 1995 to $5.7 million (net of minority interest of $1.0 million) in 1996, as a result of the increase in income before minority interest and extraordinary item of $2.7 million.


      Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995

      Total revenues increased $11.6 million, or 39.8 percent, for the six months ended June 30, 1996 over 1995. Base rents increased $9.8 million, or 42.0 percent, of which $10.5 million, or 44.8 percent, was attributable to the Acquired Properties, offset by decreases of $0.1 million, or 0.3 percent, as a result of occupancy changes at the Pre-Acquisition Properties and $0.6 million, or 2.5 percent, as a result of the Disposition. Escalations and recoveries increased $1.7 million, or 37.4 percent, of which $1.8 million, or 39.1 percent, was attributable to the Acquired Properties, offset by a decrease of $0.1 million, or 1.1 percent, as a result of the combined effect of both the Disposition and occupancy changes at the Pre-Acquisition Properties.

      Total expenses for the six months ended June 30, 1996 increased $6.7 million, or 31.7 percent, as compared to the same period in 1995. Real estate taxes increased $1.4 million, or 51.0 percent, for 1996 over 1995 of which $1.5 million, or 53.5 percent, was as a result of the Acquired Properties, offset by a decrease $0.1 million, or 2.4 percent, due to the Disposition. Additionally, operating services increased $1.5 million, or
      39.0 percent, and utilities increased $0.9 million, or 32.4 percent. The aggregate increase in operating services and utilities of $2.4 million, or
      36.2 percent, consists of $2.3 million, or 34.7 percent, attributable to the Acquired Properties, $0.2 million, or 3.2 percent, at the Pre-Acquisition Properties which was due primarily to a harsher winter in 1996, offset by a decrease of $0.1 million, or 1.3 percent, as a result of the Disposition. General and administrative expenses increased $0.1 million, or 6.7 percent, primarily due to the additional costs associated with the Acquired Properties. Depreciation and amortization increased $1.0 million, or 16.6 percent, for 1996 over 1995, of which $1.7 million, or
      28.7 percent, related to depreciation on the Acquired Properties, offset by decreases of $0.2 million, or 3.5 percent, for depreciation and $0.4 million, or 7.1 percent, for amortization of deferred leasing and financing costs due to a reduction of debt on the Pre-Acquisition Properties, and $0.1 million as a result of the Disposition. Interest expense increased by $1.8 million, or 46.0 percent, primarily due to an increase in indebtedness resulting from drawings on the Company's credit facilities in connection with property acquisitions.

      Income before minority interest and extraordinary item increased to $18.5 million in 1996 from $7.9 million in 1995. The increase of $10.5 million was due to the gain on sale of rental property (the Disposition) of $5.7 million in 1996, as well as due to the factors discussed above.

      Net income increased $9.0 million for the six months ended June 30, 1996 from $6.2 million (net of minority interest of $1.7 million) in 1995 to $15.2 million (net of minority interest of $2.8 million) in 1996, as a result of an increase in income before minority interest and extraordinary item of $10.5 million, partially offset by the recognition in 1996 of an extraordinary loss for the early retirement of debt of $0.5 million (net of minority interest's share of $0.1 million).


      Liquidity and Capital Resources

      Statement of Cash Flows

      During the six months ended June 30, 1996, the Company generated $19.2 million in cash flow from operating activities, and, together with $10.3 million of proceeds from the sale of a rental property, $39.2 million in net borrowings on its credit facilities and $0.2 million of proceeds from stock options exercised, used an aggregate $68.9 million to (i) purchase two rental properties for $38.5 million, (ii) acquire tenant improvements and building improvements for $7.8 million (includes $2.9 million from tenant improvements costs in connection with the DLJ Expansion and $1.8 million in tenant improvement costs in connection with the leasing of 62,275 square feet to Berlitz International at the Company's 400 Alexander Park, Princeton, New Jersey office property), (iii) pay quarterly dividends and distributions of $15.2 million, (iv) prepay a portion of its mortgage notes in the amount of $5.5 million, (v) increase the escrow cash balances relating to the Mortgage Financing by $0.6 million, (vi) pay debt prepayment penalties and other related costs of $0.3 million, (vii) pay the amortization on mortgage principal of $0.1 million, and (viii) increase its cash and cash equivalents balance by $0.9 million.

      Capitalization

      On November 6, 1995, the Company completed a second public offering of 4,000,000 shares of its common stock at $19.50 per share (the "Second Offering"). Net proceeds to the Company after the underwriting discounts and other offering costs were approximately $72,512 which was used along with funds drawn on the Initial Credit Facility to acquire certain properties, as fully described in the Company's Form 10-K for the year ended December 31, 1995. Additionally, on November 17, 1995, pursuant to an over-allotment option granted to the underwriters of the Second Offering, the Company issued an additional 600,000 shares of its common stock at $19.50 per share. Net proceeds to the Company after underwriting discounts totaled approximately $11,082, which was used to repay an equal amount of indebtedness on the Initial Credit Facility. The $89.7 million in total proceeds from the Second Offering and over-allotment option were obtained off of the Company's $250 million shelf registration, leaving $160.3 million of available funds under the shelf.

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

      On March 20, 1996, the Company sold its office building located at 15 Essex Road in Paramus, New Jersey ("Essex Road") and concurrently acquired a 95,000 square foot office building at 103 Carnegie Center in Princeton, New Jersey. The concurrent transactions qualified as a tax free exchange, as the Company used substantially all of the proceeds from the sale of Essex Road to acquire the Princeton property. The financial statements for the six months ended June 30, 1996 include a gain of $5,658 relating to this transaction.

      On May 2, 1996, the Company acquired Rose Tree Corporate Center, a two-building suburban office complex totaling approximately 260,000 square feet, located in Media, Pennsylvania. The complex was acquired for approximately $28 million, which was drawn on the Initial Credit Facility.

      Additionally, on July 23, 1996, the Company acquired 222 and 233 Mount Airy Road, two suburban office buildings totaling approximately 115,000 square feet located in Basking Ridge, New Jersey. The buildings were acquired for approximately $10.5 million, which was drawn on one of the Company's credit facilities.

      On July 29, 1996, the Company filed an additional shelf registration statement with the Securities and Exchanges Commission ("SEC") for an aggregate amount of $500 million in securities of the Company. The registration statement was declared effective by the SEC on August 2, 1996.

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

      The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring expenditures. The Company is currently constructing two office/flex buildings aggregating approximately 47,000 square feet of space at its Commercenter complex, located in Totowa, New Jersey. As of June 30, 1996, the Company has incurred $0.6 million of costs out of a total of $3.1 million anticipated to be incurred in connection with the construction project.

      The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the Initial Credit Facility and Additional Credit
      Facility. The Company is frequently examining potential property acquisitions and, at any one given time, one or more of such acquisitions may be under consideration. Accordingly, being able to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operations, long-term or short-term borrowings (including draws on the Company's credit facilities) and the issuance of debt securities or additional equity securities.

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

      To maintain its qualification as a real estate investment trust, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, excluding the dividends paid deduction and net capital gains. Moreover, the Company intends to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $25.9 million on an annual basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable and required annual capital expenditure reserves pursuant to its mortgage indenture.

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

      Funds from Operations for the three and six month periods ended June 30, 1996 and 1995, as calculated in accordance with the National Association of Real Estate Investment Trusts definition published in March 1995, are summarized in the following table (in thousands):

                                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                                       ---------------------------       --------------------------
                                                                          1996             1995             1996             1995
                                                                        --------         --------         --------         --------
Income before gain on sale of property, minority
    interest, and extraordinary item ...........................        $  6,693         $  4,010         $ 12,821         $  7,936
Add: Real estate related depreciation and
    amortization ...............................................           3,334            2,651            6,355            5,020
                                                                        --------         --------         --------         --------
                                                                          10,027            6,661           19,176           12,956
Funds from Operations
    Deduct: Rental income adjustment for
       straight-lining of rents ................................            (135)            (188)            (204)            (223)
                                                                        --------         --------         --------         --------
Funds from Operations after adjustment for
  straight-line rents ..........................................        $  9,892         $  6,473         $ 18,972         $ 12,733
                                                                        ========         ========         ========         ========

Weighted average shares outstanding (1) ........................          17,902           13,295           17,900           13,301
                                                                        ========         ========         ========         ========

- --------------
(1) Assumes redemption of all Units, calculated on a weighted average basis, for shares of common stock in the Company.


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

                             CALI REALTY CORPORATION

                   Part II -- Other Information and Signatures


Item 6.  Exhibits


The following exhibits are filed herewith:


Exhibit 10.40              Purchase Agreement between Metfer - I and Mounty Airy
                             Realty Associates L.P., dated July 23, 1996

Exhibit 10.41              Purchase Agreement between Metfer - II and Mount Airy
                             Realty Associates L.P., dated July 23, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Cali Realty Corporation
                                                 -------------------------------
                                                 (Registrant)



                                                 /s/ Barry Lefkowitz
Date:   August 7, 1996                           -------------------------------
                                                 Barry Lefkowitz
                                                 Vice President - Finance and
                                                   Chief Financial Officer
                                                   (signing on behalf of the
                                                   Registrant)