Form 10-Q
period 1996-09-30
CALI REALTY CORP /NEW/
filed 1996-11-06
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1996

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

         There were 18,772,337 shares of $.01 par value common stock outstanding at October 29, 1996.

                             CALI REALTY CORPORATION

                                    Form 10-Q

                                      INDEX

Part I - Financial Information


         Item 1. Financial Statements

                 Consolidated Balance Sheets as of September 30, 1996
                    and December 31, 1995

                 Consolidated Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995

                 Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 1996 and 1995

                 Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1996

                 Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

Part II -Other Information and Signatures

         Item 1. Signatures

                             CALI REALTY CORPORATION


                         Part I - Financial Information



Item 1     Financial Statements

           The information furnished in the accompanying consolidated balance sheets, statements of operations, of cash flows, and of stockholders' equity reflect all adjustments consisting of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

           The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

           The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      September 30,     December 31,
                                                                                                          1996              1995
                                                                                                          ----              ----
ASSETS
Rental property
    Land .....................................................................................         $  47,723          $  38,962
    Buildings and improvements ...............................................................           357,221            319,028
    Tenant improvements ......................................................................            34,733            28,588
    Furniture, fixtures and equipment ........................................................             1,113              1,097
                                                                                                       ---------          ---------
                                                                                                         440,790            387,675
Less - accumulated depreciation and amortization .............................................           (64,322)           (59,095)
                                                                                                       ---------          ---------
    Total rental property ....................................................................           376,468            328,580

Cash and cash equivalents ....................................................................            10,351                967
Unbilled rents receivable ....................................................................            18,959             18,855
Deferred charges and other assets, net of accumulated amortization ...........................            11,935             10,873
Restricted cash ..............................................................................             2,650              3,229
Accounts receivable, net of allowance for doubtful accounts of $141 and $134 .................             1,422              1,341
Other receivables ............................................................................                54                104
                                                                                                       ---------          ---------
    Total assets .............................................................................         $ 421,839          $ 363,949
                                                                                                       =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and loans payable ..................................................................         $ 112,856          $ 135,464
Dividends and distributions payable ..........................................................             9,615              7,606
Accounts payable and accrued expenses ........................................................             3,492              3,245
Rents received in advance and security deposits ..............................................             3,819              3,114
Accrued interest payable .....................................................................               349                629
                                                                                                       ---------          ---------
    Total liabilities ........................................................................           130,131            150,058
                                                                                                       ---------          ---------
Minority interest of unitholders in Operating Partnership ....................................            27,375             28,083
                                                                                                       ---------          ---------
Commitments and contingencies

Stockholders' equity:
Preferred stock, authorized 5,000,000 shares, none issued
Common stock, $.01 par value, 95,000,000 shares authorized,
    18,661,404 shares and 15,104,725 shares outstanding ......................................               187                151
Additional paid-in capital ...................................................................           263,690            185,657
Retained earnings ............................................................................               456               --
                                                                                                       ---------          ---------
    Total stockholders' equity ...............................................................           264,333            185,808
                                                                                                       ---------          ---------
    Total liabilities and stockholders' equity ...............................................         $ 421,839          $ 363,949
                                                                                                       =========          =========


The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
------------------------------------------------------------------------------------------------------------------------------------

                                                                           Three Months Ended                  Nine Months Ended
                                                                              September 30,                      September 30,
                                                                        -------------------------         --------------------------
                                                                          1996             1995             1996              1995
                                                                        --------         --------         --------          --------
REVENUES
Base rents ....................................................         $ 18,438         $ 12,999         $ 51,713          $ 36,438
Escalations and recoveries from tenants........................            3,414            2,422            9,646             6,957
Parking and other .............................................              538              289            1,453             1,161
Interest income ...............................................              128               67              282               243
                                                                        --------         --------         --------          --------
    Total revenues ............................................           22,518           15,777           63,094            44,799
                                                                        --------         --------         --------          --------
EXPENSES
Real estate taxes .............................................            2,188            1,483            6,342             4,234
Utilities .....................................................            2,222            1,814            5,965             4,650
Operating services ............................................            2,625            2,084            7,952             5,908
General and administrative ....................................            1,371              856            3,427             2,790
Depreciation and amortization .................................            3,747            3,009           10,655             8,936
Interest expense ..............................................            2,721            2,347            8,288             6,161
                                                                        --------         --------         --------          --------
    Total expenses ............................................           14,874           11,593           42,629            32,679
                                                                        --------         --------         --------          --------
Income before gain on sale of rental property,
    minority interest and extraordinary item ..................            7,644            4,184           20,465            12,120
Gain on sale of rental property ...............................             --               --              5,658              --
                                                                        --------         --------         --------          --------
Income before minority interest
    and extraordinary item ....................................            7,644            4,184           26,123            12,120
Minority interest .............................................            1,045              911            3,866             2,620
                                                                        --------         --------         --------          --------
Income before extraordinary item ..............................            6,599            3,273           22,257             9,500
Extraordinary item-loss on early retirement of debt
    (net of minority interest's share of $86) .................             --               --                475              --
                                                                        --------         --------         --------          --------
Net income ....................................................         $  6,599         $  3,273         $ 21,782          $  9,500
                                                                        ========         ========         ========          ========
Net income per common share:
Income before extraordinary item-
    loss on early retirement of debt ..........................         $   0.39         $   0.31         $   1.41          $   0.91
Extraordinary item-loss on early retirement of debt ...........             --               --              (0.03)             --
                                                                        --------         --------         --------          --------
Net income ....................................................         $   0.39         $   0.31         $   1.38          $   0.91
                                                                        ========         ========         ========          ========
Dividends declared per common share ...........................         $   0.45         $   0.43         $   1.30          $   1.23
                                                                        ========         ========         ========          ========
Weighted average common shares outstanding ...........................    17,045           10,400           15,803            10,424
                                                                        ========         ========         ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Nine Months Ended September 30,
                                                                                                 ----------------------------------
                                                                                                    1996                     1995
                                                                                                 ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .......................................................................               $  21,782                $   9,500
Adjustments to reconcile net income to net cash
  flows provided by operating activities
    Depreciation and amortization ................................................                  10,655                    8,936
    Gain on sale of rental property ..............................................                  (5,658)                    --
    Minority interest ............................................................                   3,866                    2,620
    Extraordinary item-loss on early retirement of debt ..........................                     475                     --
Changes in operating assets and liabilities
    Increase in unbilled rents receivable ........................................                    (233)                    (466)
    Increase in deferred charges and other assets, net ...........................                  (3,567)                  (1,684)
    Increase in accounts receivable, net .........................................                     (81)                     (15)
    Decrease in other receivables ................................................                      50                      218
    Increase (decrease) in accounts payable and accrued expenses .................                     247                     (140)
    Increase in rents received in advance and security deposits ..................                     705                      803
    (Decrease) increase in accrued interest payable ..............................                    (280)                     260
                                                                                                 ---------                ---------
   Net cash provided by operating activities .....................................                  27,961                   20,032
                                                                                                 ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property .....................................................                 (60,836)                 (29,114)
Proceeds from sale of rental property ............................................                  10,324                     --
Decrease (increase) in restricted cash ...........................................                     579                     (962)
                                                                                                 ---------                ---------
   Net cash used in investing activities .........................................                 (49,933)                 (30,076)
                                                                                                 ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and loans payable ........................................                 125,900                   28,700
Repayments of mortgages and loans payable ........................................                (148,508)                  (6,700)
Debt prepayment premiums and other costs .........................................                    (312)                    --
Purchase of treasury stock .......................................................                    --                     (1,595)
Proceeds from common stock offering ..............................................                  76,830                     --
Proceeds from stock options exercised ............................................                     260                     --
Payment of dividends and distributions ...........................................                 (22,814)                 (16,084)
                                                                                                 ---------                ---------
   Net cash provided by financing activities .....................................                  31,356                    4,321
                                                                                                 ---------                ---------
Net increase (decrease) in cash and cash equivalents .............................                   9,384                   (5,723)
Cash and cash equivalents, beginning of period ...................................                     967                    6,394
                                                                                                 ---------                ---------
Cash and cash equivalents, end of period .........................................               $  10,351                $     671
                                                                                                 =========                =========
Supplemental Cash Flow Information:
Cash paid for interest ...........................................................               $   8,665                $   5,901
                                                                                                 ---------                ---------
Interest capitalized .............................................................               $      97                $    --
                                                                                                 ---------                ---------

The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       Additional                          Total
                                                           Common Stock                 Paid-In         Retained       Stockholders'
                                                       Shares         Par Value         Capital         Earnings           Equity
                                                     ---------        ---------        ---------        ---------         ---------
Balance at January 1, 1996 ..................           15,105        $     151        $ 185,657             --           $ 185,808
Conversions of 92 Units to shares ...........               92                1              978             --                 979
Net income ..................................             --               --               --             21,782            21,782
Dividends ...................................             --               --               --            (21,326)          (21,326)
Common stock offering .......................            3,450               35           76,795             --              76,830
Stock options exercised .....................               14             --                260             --                 260
                                                     ---------        ---------        ---------        ---------         ---------
Balance at September 30, 1996 ...............           18,661        $     187        $ 263,690        $     456         $ 264,333
                                                     =========        =========        =========        =========         =========





The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Cali Realty Corporation and subsidiaries (the "Company"), a Maryland corporation, is a fully integrated, self-administered, self-managed real estate investment trust (REIT) providing leasing, management, acquisition, development, construction and tenant- related services for its properties. As of September 30, 1996, the Company owned and operated 45 properties, consisting of 44 office and office/flex buildings totaling approximately 4.3 million square feet and a 327-unit residential complex (the "Properties"). The Properties are located in New Jersey, New York, and Pennsylvania.

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

In 1994 and 1995, following the Company's initial public offering, the Company acquired 28 office and office/flex properties totaling 1,723,000 square feet for approximately $157,000. These properties are all located in New Jersey and New York.

On March 20, 1996, the Company sold its office building located at 15 Essex Road in Paramus, New Jersey ("Essex Road") and concurrently acquired a 95,000 square foot office building at 103 Carnegie Center in Princeton, New Jersey. The concurrent transactions qualified as a tax-free exchange, as the Company used substantially all of the proceeds from the sale of Essex Road to acquire the Princeton property. The financial statements for the nine months ended September 30, 1996 include a gain of $5,658 relating to this transaction.

In advance of the sale of Essex Road, on March 12, 1996, the Company prepaid $5,492 of the Mortgage Financing (Note 5) and obtained a release of the mortgage liens on the property. On account of prepayment penalties, loan origination fees, legal fees and other costs incurred in the retirement of the debt, an extraordinary loss of $475, net of minority interest's share of the loss ($86), was recorded for the nine months ended September 30, 1996.

On May 2, 1996, the Company acquired Rose Tree Corporate Center, a two-building suburban office complex totaling approximately 260,000 square feet, located in Media, Pennsylvania, for approximately $28,100, which was drawn on one of the Company's credit facilities.

On July 23, 1996, the Company acquired 222 and 233 Mount Airy Road, two suburban office buildings totaling approximately 115,000 square feet, located in Basking Ridge, New Jersey, for approximately $10,500 which was drawn on one of the Company's credit facilities.

On November 4, 1996, the Company acquired the Harborside Financial Center, a three-building office complex totaling approximately 1,887,000 square feet of office and retail space, located on the Hudson River waterfront in Jersey City, New Jersey ("Harborside"). As part of the purchase, the Company acquired 11.3 acres of land fully-zoned and permitted for an additional 4.1 million square feet of development and the water rights associated with 27.4 acres of land extending into the Hudson River immediately east of the existing property, including two piers with an area of 5.8 acres. The acquisition cost for Harborside of approximately $287,400 was financed with mortgage debt of $150,000 and with cash of $137,400 which was made available substantially through the Company's revolving credit facilities (including a new credit facility described below). The $150,000 debt is comprised of the following: (1) assumption of the existing mortgage financing on the property of $107,912, which has a fixed annual interest rate of 7.32 percent and a term of nine years, and (2) a $42,088 mortgage provided by the seller with an annual interest rate comparable with the current three-year treasury rate and a spread of 90 basis point, which is 6.99 percent, (the rate being adjusted at the end of the third and sixth years based on the comparable treasury rates at those times, with spreads of 110 basis points in years four through six, and 130 basis points in years seven through maturity). In connection with the acquisition of Harborside, the Company obtained an additional revolving credit facility from Prudential Securities Credit Corp. ("PSC") totaling $80,000, which bears interest at the one-month London Inter-Bank Transfer Rate (LIBOR) plus 125 basis points, and matures on January 15, 1998, unless the Company or the lender elects to extend the maturity date to not earlier than June 30, 1998, or the facility is refinanced prior to such date, at the election of either the Company or the lender. The Company drew on this credit facility and on a previously existing facility to fund a substantial amount of the cash portion of the Harborside acquisition cost. The terms of the acquisition of the vacant parcels at Harborside provide for additional payments (with an estimated net present value of approximately $5,252) to be made to the seller for development rights if and when the Company commences construction on the site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights.

The Company also intends to acquire through three individual transactions with separate, unrelated sellers, a three-building office complex, a two-building office complex and an individual office building (the "Proposed Acquisitions"). The total aggregate initial acquisition cost of the Proposed Acquisitions is estimated to be approximately $90,600.

The Proposed Acquisitions consist of the following:

(1) The International Court at Airport Business Center is a three-building office complex comprised of approximately 370,000 square feet located in Lester, Delaware County, Pennsylvania, to be acquired for approximately $43,000.

(2) Whiteweld Centre is a three-story, approximately 230,000 net rentable square foot office building located in Woodcliff Lake, Bergen County, New Jersey, to be acquired for approximately $35,200.

(3) Five Sentry Parkway East & West is a two-building office complex comprised of approximately 131,000 net rentable square feet located in Plymouth Meeting, Montgomery County, Pennsylvania, to be acquired for approximately $12,400.

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Company and its majority-owned subsidiaries, which consist principally of the Operating Partnership. The Company's investment in Cali Services, Inc. (an entity formed to provide third party management services in which the Operating Partnership has a 99 percent interest) is accounted for under the equity method.

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

Buildings and improvements                   39 to 40 years
--------------------------------------------------------------------------------
Tenant improvements                          The shorter of the term of the
                                             related lease or useful lives
--------------------------------------------------------------------------------
Furniture, fixtures and equipment           5 to 10 years
--------------------------------------------------------------------------------

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

Deferred Financing Costs

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs were $278 and $362 for the three month periods ended September 30, 1996 and 1995, respectively, and $805 and $1,239 for the nine month periods ended September 30, 1996 and 1995, respectively.

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

Net Income Per Share

Net income per share is computed using the weighted average common shares outstanding during the period. The weighted average shares outstanding during the three month periods ended September 30, 1996 and 1995 were 17,045,063 and 10,400,000 respectively, and the nine month periods ended September 30, 1996 and 1995 were 15,802,573 and 10,424,000, respectively. The assumed exercise of outstanding stock options using the Treasury Stock method is not considered dilutive in any period.

Dividends and Distributions Payable

The dividends and distributions payable at September 30, 1996 represent dividends payable to shareholders of record on October 3, 1996 (18,667,737 shares) and distributions payable to minority interest unitholders (2,699,002 Units) on that same date. The third quarter dividends and distributions of $0.45 per share and per Unit were approved by the Board of Directors on September 20, 1996 and were paid on October 18, 1996.

3.  RESTRICTED CASH

Restricted cash includes security deposits for the residential property, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements and is comprised of the following:

                                                        September 30,  December 31,
                                                            1996           1995
                                                           ------         ------
Escrow and other reserve funds ...................         $2,304         $2,901
Residential security deposits ....................            346            328
                                                           ------         ------

   Total restricted cash .........................         $2,650         $3,229
                                                           ======         ======

 4.   DEFERRED CHARGES AND OTHER ASSETS

                                                       September 30,  December 31,
                                                           1996          1995
                                                         --------      --------
Deferred leasing costs .............................     $ 14,250      $ 13,498
Deferred financing costs ...........................        5,347         5,778
                                                         --------      --------
                                                           19,597        19,276
Accumulated amortization ...........................       (9,075)       (9,035)
                                                         --------      --------
Deferred charges, net ..............................       10,522        10,241
Prepaid expenses and other assets ..................        1,413           632
                                                         --------      --------

   Total deferred charges and other assets .........     $ 11,935      $ 10,873
                                                         ========      ========

 5.   MORTGAGES AND LOANS PAYABLE

                                                       September 30,   December 31,
                                                           1996           1995
                                                         --------       --------
Mortgage Financing [a] ...........................       $ 64,508       $ 70,000
Fair Lawn Property Loan [b] ......................         18,543         18,764
Initial Credit Facility [c] ......................          6,000         46,700
Additional Credit Facility [d] ...................         23,805           --
                                                         --------       --------

      Total mortgages and loans payable ..........       $112,856       $135,464
                                                         ========       ========

[a] Concurrent with the Company's initial public offering, the Company's initial operating subsidiaries, which own the Initial Properties, issued five-year mortgage notes with an aggregate principal balance of $144,500 secured and cross-collateralized by the Initial Properties to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes. Bonds with an aggregate principal balance of $70,000 were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74,500 were purchased by the Company. As a result, the Company's initial mortgage financing was $70,000 (the "Mortgage Financing"). Approximately $38,000 of the $70,000 is guaranteed under certain conditions by certain partners of the partnerships which owned the Initial Properties. The Mortgage Financing requires monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999. $46,000 of the $70,000 Mortgage Financing bears interest at a net cost to the Company equal to a fixed rate of 8.02 percent per annum and the remaining $24,000 bears interest at a net cost to the Company equal to a floating rate of 100 basis points over one-month LIBOR with a lifetime interest rate cap of
      11.6 percent.

      In advance of the sale of Essex Road, on March 12, 1996, the Company prepaid $5,492 ($1,687-fixed rate, $3,805-floating rate debt) of the Mortgage Financing, resulting in outstanding balances of $44,313 for the
      8.02 percent fixed rate debt and $20,195 for the floating rate debt.

[b] In connection with the acquisition of an office building in Fair Lawn, New Jersey on March 3, 1995, the Company assumed an $18,764 non-recourse mortgage loan ("Fair Lawn Property Loan") bearing interest at a fixed rate of 8.25 percent per annum. The loan requires payment of interest only through March 15, 1996 and payment of principal and interest thereafter, on a 20-year amortization schedule, with the remaining principal balance due October 1, 2003. For the nine months ended September 30, 1996, the Company has paid $221 for amortization of the principal on the Fair Lawn Property Loan.

[c] The Company has a $70,000 revolving credit facility (the "Initial Credit Facility"), which may be used to fund acquisitions and new development projects and for general working capital purposes, including capital expenditures and tenant improvements. In connection with the Mortgage Financing, the Company obtained a $6,005 letter of credit, secured by the Initial Credit Facility, to meet certain tenant improvement and capital expenditure reserve requirements. The Initial Credit Facility bore interest at a floating rate equal to 150 basis points over one-month LIBOR for January 1, 1996 through August 31, 1996. Effective September 1, 1996, the interest rate was reduced to a floating rate equal to 125 basis points over one-month LIBOR. The Initial Credit Facility is a recourse liability of the Operating Partnership and is secured by a pledge of the $74,500 Bonds held by the Company. The Initial Credit Facility requires monthly payments of interest only, with outstanding advances and any accrued but unpaid interest due August 31, 1997 and is subject to renewal at the lender's sole discretion. The Initial Credit Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. On November 4, 1996, the Company drew an additional $51,513 on the Initial Credit Facility in connection with the acquisition of Harborside.

[d] On February 1, 1996, the Company obtained an additional credit facility (the "Additional Credit Facility") secured by certain of its properties in the amount of $75,000 from two participating banks. The Additional Credit Facility has a three-year term and bears interest at 150 basis points over one-month LIBOR. The terms of the Additional Credit Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Additional Credit Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears.

      In connection with the acquisition of Harborside, the Company obtained a new revolving credit facility ("New Credit Facility") from PSC totaling $80,000, which bears interest at 125 basis points over one-month LIBOR and matures on January 15, 1998, unless the Company or PSC elects to extend the maturity date to not earlier than June 30, 1998, or the facility is refinanced prior to such date at the election of either the Company or PSC. PSC has full recourse to the assets of the Company with respect to outstanding borrowings under the New Credit Facility. In addition, the New Credit Facility is secured by the Company's equity interest in Harborside. The terms of the New Credit Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. The Company drew $80,000 from the New Credit Facility on November 4, 1996, in connection with the acquisition of Harborside.

      In addition, on November 4, 1996, the Company assumed existing debt and provided seller-mortgage debt aggregating $150 million (as more fully described in the Harborside discussion in Note 1.)

      Interest Rate Swap Agreements:

      On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to a fixed 6.285 percent per annum on a notional amount of $24,000 through August 1999.

      On January 23, 1996, the Company entered into an interest rate swap agreement with one of the participating banks in its Additional Credit Facility. The swap agreement has a three-year term and a notional amount of $26,000, which fixes the Company's one-month LIBOR base to 5.265 percent on its floating rate credit facilities.

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

Beginning one year after the closing of the Company's initial public stock offering (which occurred on August 31, 1994), certain Units are able to be redeemed by the unitholders at their option on the basis of one Unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The Company has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. When a unitholder redeems a Unit, minority interest is reduced and the Company's investment in the Operating Partnership is increased. During the nine months ended September 30, 1996, 91,614 Units were redeemed for common stock of the Company.


7. RELATED PARTY TRANSACTIONS

Certain employees of the Operating Partnership provide leasing services to the Properties and receive fees as compensation ranging from 0.667 to 2.667 percent of adjusted rents. For the three and nine month periods ended September 30, 1996, such fees, which are capitalized and amortized, approximated $225 and $417, respectively.


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

Total rental income from DLJ, including escalations and recoveries, for the three and nine month periods ending September 30, 1996 and 1995 were as follows:

     Three Months Ended                                Nine Months Ended
        September 30,                                    September 30,
 --------------------------                        -----------------------
    1996            1995                             1996            1995
 ---------        --------                         --------         ------

   $2,982          $2,489                           $7,965          $7,329
   ======          ======                           ======          ======

At September 30, 1996 and December 31, 1995, unbilled rents receivable included $12,692 and $12,164, respectively, from DLJ.

STOCK OPTION PLAN

In 1994, and as amended on May 13, 1996, the Company established the Employee Stock Option Plan ("Employee Plan") and the Director Stock Option Plan ("Directors Plan") under which a total of 1,880,188 (subject to adjustment) of the Company's shares of common stock have been reserved for issuance (1,780,188 shares under the Employee Plan and 100,000 under the Director Plan). Options granted under the Employee Plan generally become exercisable over a three to five year period, while options under the Directors Plan become exercisable in one year. All options were granted at not less than fair market value at the dates of grant and have a term of ten years.

Information regarding the Company's stock option plans is summarized below:

                                                                     Employee                       Director
                                                                   Stock Option                   Stock Option
      Shares under option:                                             Plan                           Plan
      --------------------                                        --------------                 --------------
      Granted on August 31, 1994 at $17.25 per share                     600,000                        25,000
      --------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1994                                   600,000                        25,000
      Granted at $15.25-$19.875 per share                                220,200                        10,000
      Less--
      Lapsed or canceled                                                  (3,588)                           --
      --------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1995                                   816,612                        35,000
         $15.25 - $19.875 per share
      Granted at $21.50 per share                                        361,750                            --
      Less--
      Lapsed or canceled                                                  (4,447)                           --
      Exercised at $17.25 per share                                       (1,143)                       (5,000)
      --------------------------------------------------------------------------------------------------------
      Outstanding at March 31, 1996                                    1,172,772                        30,000
       $15.25 - $21.50 per share
      Granted at $21.50 per share                                             --                        14,000
      Less--
      Lapsed or canceled                                                    (380)                           --
      Exercised at $17.25 per share                                       (3,879)                           --
      --------------------------------------------------------------------------------------------------------
      Outstanding at June 30, 1996                                     1,168,513                        44,000
        $15.25-$21.50 per share
      Granted at $25.25 per share                                          58,950                           --
      Less--
      Lapsed or canceled                                                    (500)                           --
      Exercised at $17.25 per share                                          (43)                       (5,000)
      --------------------------------------------------------------------------------------------------------
      Outstanding at September 30, 1996                                1,226,920                        39,000
        $15.25-$25.25 per share
      Exercisable at September 30, 1996                                  467,203                        25,000
      --------------------------------------------------------------------------------------------------------
      Available for grant at December 31, 1995                           463,576                        15,000
      --------------------------------------------------------------------------------------------------------
      Available for grant at September 30, 1996                          548,203                        51,000
      --------------------------------------------------------------------------------------------------------

On October 24, 1996 the Company granted 125,000 stock options each to Thomas A. Rizk, Chief Executive Office, John R. Cali, Chief Administrative Officer, and Brant Cali, Chief Operating Officer at $26.25 per share, under the Company's Employee Stock Option Plan. The options become exercisable over five years beginning December 31, 1996 and have a term of ten years.


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

Pursuant to an agreement with the City of Jersey City, New Jersey expiring in 2009, the Company is required to make payments in lieu of property taxes ("PILOT") on its property in Jersey City. Such PILOT is determined based on the greater of two percent of the property cost, as defined, or $1,131 per annum, through 1999 and 2.5 percent, or $1,414 per annum, through 2004.


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


13.   STOCKHOLDERS' EQUITY

To maintain its qualification as a REIT, not more than 50 percent in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Articles of Incorporation provide for, among other things, certain restrictions on the transfer of the common stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding common stock and will demand written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

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

On November 6, 1995, the Company completed a second public offering of 4,000,000 shares of its common stock at $19.50 per share (the "Second Offering"). Net proceeds to the Company after the underwriting discounts and other offering costs were approximately $72,512 which was used along with funds drawn on the Initial Credit Facility to acquire certain properties. Additionally, on November 17, 1995, pursuant to an over-allotment option granted to the underwriters of the Second Offering, the Company issued an additional 600,000 shares of its common stock at $19.50 per share. Net proceeds to the Company after underwriting discounts totaled approximately $11,082, which was used to repay an equal amount of indebtedness on the Initial Credit Facility. The $89,700 in total proceeds from the Second Offering and over-allotment option were obtained from shares issued off of the Company's $250,000 shelf registration statement ( File No. 33-96538).

On May 13, 1996, the stockholders approved an increase in the authorized shares of common stock in the Company from 25,000,000 to 95,000,000.

On July 29, 1996, the Company filed a shelf registration statement (File No. 333-09081) with the Securities and Exchanges Commission ("SEC") for an aggregate amount of $500,000 in equity securities of the Company. The registration statement was declared effective by the SEC on August 2, 1996.

On August 13, 1996, the Company sold 3,450,000 shares of its common stock through a public stock offering (the "Offering"), which included an exercise of the underwriter's over-allotment option of 450,000 shares. Net proceeds from the Offering (after offering costs) was approximately $76,830. The Offering was conducted using one underwriter and the shares were issued off of the Company's $250,000 shelf registration statement (File No. 33-96538).

Pursuant to the Company's Registration Statement on Form S-3 (File No. 333-09081), on October 30, 1996 the Company commenced an underwritten public offering and sale of 10,000,000 shares of its common stock using several different underwriters to underwrite such public offer and sale. The Company expects to receive approximately $251,500 in net proceeds from the offering, and plans to use such funds to acquire the Proposed Acquisitions mentioned earlier as well as pay down outstanding borrowings on its revolving credit facilities.


                                     * * * *

                    CALI REALTY CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Cali Realty Corporation and the notes thereto.

The following comparisons for the three and nine month periods ended September 30, 1996 ("1996"), as compared to the three and nine month periods ended September 30, 1995 ("1995") make reference to the following: (i) the effect of the "Pre-Acquisition Properties," which represents all properties owned by the Company at June 30, 1995 (for the three-month periods comparisons), and which represents all properties owned by the Company at December 31, 1994 (for the nine-month periods comparisons), (ii) the effect of the "Acquired Properties," which represents all properties acquired by the Company since July 1, 1995 (for the three-month periods comparisons), and which represents all properties acquired since January 1, 1995 (for the nine-month period comparisons), and
(iii) the effect of the "Disposition," which refers to the Company's sale of Essex Road on March 20, 1996 (for both the three and nine month periods comparisons).

               Three Months Ended September 30, 1996 Compared to
                     Three Months Ended September 30, 1995

Total revenues increased $6.7 million, or 42.7 percent, for the three months ended September 30, 1996 over 1995. Base rents increased $5.4 million, or 41.8 percent, of which an increase of $5.6 million, or 42.9 percent, was attributable to the Acquired Properties, and an increase of $0.1 million, or 1.3 percent, to occupancy changes at the Pre- Acquisition Properties, offset by a decrease of $0.3 million, or 2.4 percent, as a result of the Disposition. Escalations and recoveries increased $1.0 million, or 41.0 percent, of which an increase of $0.9 million, or 36.2 percent, was attributable to the Acquired Properties, and an increase of $0.2 million, or 6.1 percent, due to occupancy changes at the Pre-Acquisition Properties, offset by a decrease of $0.1 million, or 1.3 percent, as a result of the Disposition.

Total expenses for the three months ended September 30, 1996 increased $3.3 million, or 28.3 percent, as compared to the same period in 1995. Real estate taxes increased $0.7 million, or 47.5 percent, for 1996 over 1995 substantially attributable to the Acquired Properties. Additionally, operating services increased $0.5 million, or 26.0 percent, and utilities increased $0.4 million, or 22.5 percent for 1996 over 1995. The aggregate increase in operating services and utilities of $0.9 million, or 24.3 percent, consists of $1.2 million, or
30.8 percent, attributable to the Acquired Properties, offset by a decrease of $0.2 million, or 3.6 percent, as a result of the Disposition, and a decrease of $0.1 million, or 2.9 percent, attributable to the Pre-Acquisition Properties. General and administrative expenses increased $0.5 million, or 60.2 percent, of which $0.2 million or 22.5 percent, is attributable to additional costs relating to the Acquired Properties and $0.3 million, or 37.7 percent, due primarily to an increase in payroll and related costs as a result of the Company's expansion in 1996. Depreciation and amortization increased $0.7 million, or 24.5 percent, for 1996 over 1995, of which $0.9 million, or 30.6 percent, relates to depreciation on the Acquired Properties, offset by decreases of $0.1 million, or
3.4 percent, for amortization of deferred financing costs due to a reduction in debt outstanding on the Pre-Acquisition Properties, and $0.1 million, or 2.7 percent, of a reduction in depreciation as a result of the Disposition. Interest expense increased by $0.4 million, or 15.9 percent, primarily due to an increase in indebtedness resulting from drawings on the Company's credit facilities in connection with property acquisitions.

Income before minority interest and extraordinary item increased to $7.6 million in 1996 from $4.2 million in 1995. The increase of $3.4 million was due to the factors discussed above.

Net income increased $3.3 million for the three months ended September 30, 1996 from $3.3 million in 1995 to $6.6 million in 1996, as a result of the increase in income before minority interest and extraordinary item of $3.4 million and offset by the decrease in minority interest of $0.1 million.


                Nine Months Ended September 30, 1996 Compared to
                      Nine Months Ended September 30, 1995

Total revenues increased $18.3 million, or 40.8 percent, for the nine months ended September 30, 1996 over 1995. Base rents increased $15.3 million, or 41.9 percent, of which an increase of $13.5 million, or 36.9 percent, was attributable to the Acquired Properties, and an increase of $2.7 million, or 7.5 percent, as a result of occupancy changes at the Pre-Acquisition Properties, offset by a decrease of $0.9 million, or 2.5 percent, as a result of the Disposition. Escalations and recoveries increased $2.7 million, or 38.7 percent, of which an increase of $2.3 million, or 32.3 percent, was attributable to the Acquired Properties, and $0.5 million, or 7.6 percent, as a result of the occupancy changes at the Pre-Acquisition Properties, offset by a decrease of $0.1 million, or 1.2 percent, due to the Disposition.

Total expenses for the nine months ended September 30, 1996 increased $9.9 million, or 30.4 percent, as compared to the same period in 1995. Real estate taxes increased $2.1 million, or 49.8 percent, for 1996 over 1995 of which $1.8 million, or 42.4 percent, was as a result of the Acquired Properties, and $0.4 million, or 10.3 percent, related to the Pre-Acquisition Properties, offset by a decrease $0.1 million, or 2.9 percent, due to the Disposition. Additionally, operating services increased $2.0 million, or 34.6 percent, and utilities increased $1.3 million, or 28.3 percent. The aggregate increase in operating services and utilities of $3.4 million, or 31.8 percent, consists of $2.9 million, or 27.1 percent, attributable to the Acquired Properties, $0.7 million, or 7.1 percent, at the Pre-Acquisition Properties which was due primarily to a harsher winter in 1996, offset by a decrease of $0.2 million, or 2.4 percent, as a result of the Disposition. General and administrative expenses increased $0.6 million, or 22.9 percent, of which $0.2 million, or 8.7 percent, is additional costs relating to the Acquired Properties and $0.4 million, or 14.2 percent, due primarily to an increase in payroll and related costs as a result of the
Company's expansion in 1996. Depreciation and amortization increased $1.7 million, or 19.2 percent, for 1996 over 1995, of which $2.3 million, or 25.5 percent, related to depreciation on the Acquired Properties, offset by decreases of $0.4 million, or 4.4 percent, for amortization of deferred financing costs due to reduction in debt outstanding on the Pre-Acquisition Properties, and $0.2 million, or 1.9 percent, as a result of the Disposition. Interest expense increased by $2.1 million, or 34.5 percent, primarily due to an increase in indebtedness resulting from drawings on the Company's credit facilities in connection with property acquisitions.

Income before minority interest and extraordinary item increased to $26.1 million in 1996 from $12.1 million in 1995. The increase of $14.0 million was due to the gain on sale of rental property (the Disposition) of $5.7 million in 1996, as well as due to the factors discussed above.

     Net income increased $12.3 million for the nine months ended September 30, 1996 from $9.5 million in 1995, to $21.8 million in 1996, as a result of an increase in income before minority interest and extraordinary item of $14.0 million, offset by the increase in minority interest of $1.2 million and recognition in 1996 of an extraordinary loss for the early retirement of debt of $0.5 million (net of minority interest's share of $0.1 million).


Liquidity and Capital Resources

Statement of Cash Flows

     During the nine months ended September 30, 1996, the Company generated $19.2 million in cash flow from operating activities, and, together with $76.8 million from the Offering, $10.3 million of proceeds from the sale of a rental property, and $0.3 million of proceeds from stock options exercised, and funds from escrow cash balances relating to the Mortgage Financing of $0.6 million, used an aggregate $116.0 million to (i) purchase three rental properties for $49.0 million, (ii) acquire land, tenant improvements and building improvements for $11.8 million (includes $2.9 million for tenant improvement costs incurred in connection with the DLJ Expansion and $1.8 million of tenant improvement costs incurred in connection with the leasing of 62,275 square feet to Berlitz International at the Company's 400 Alexander Park, Princeton, New Jersey office property), (iii) pay quarterly dividends and distributions of $22.8 million, (iv) prepay a portion of its mortgage notes in the amount of $5.5 million, (v) pay debt prepayment penalties and other related costs of $0.3 million, (vi) pay the amortization on mortgage principal of $0.3 million,
     (vii) pay down its outstanding borrowings on its credit facilities by a net amount of $16.9 million, and (viii) increase its cash and cash equivalents balance by $9.4 million.

Capitalization

On November 6, 1995, the Company completed a second public offering of 4,000,000 shares of its common stock at $19.50 per share (the "Second Offering"). Net proceeds to the Company after the underwriting discounts and other offering costs were approximately $72.5 million which was used along with funds drawn on the Initial Credit Facility to acquire certain properties. Additionally, on November 17, 1995, pursuant to an over-allotment option granted to the underwriters of the Second Offering, the Company issued an additional 600,000 shares of its common stock at $19.50 per share. Net proceeds to the Company after underwriting discounts totaled approximately $11.1 million, which was used to repay an equal amount of indebtedness on the Initial Credit Facility. The $89.7 million in total proceeds from the Second Offering and over-allotment option were obtained off of the Company's $250 million shelf registration statement (File No. 33-96538).

On February 1, 1996, the Company obtained from two participating banks the $75 million Additional Credit Facility. The Additional Credit Facility bears interest at a floating rate equal to 150 basis points over LIBOR. The Additional Credit Facility is also subject to certain financial covenants, including the ratio of earnings before interest, taxes, depreciation and amortization to debt service, minimum net worth and debt-to-market capitalization. In addition, the Additional Credit Facility restricts distributions by the Company in excess of 100 percent of Funds from Operations for three successive quarters, provided that the Company retains the right to make distributions necessary to maintain its status as a REIT. The Additional Credit Facility is secured by a first mortgage lien on certain of the Company's properties. Additional Credit Facility borrowings are recourse to the Operating Partnership and guaranteed by the Company.

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

On March 20, 1996, the Company sold its office building located at 15 Essex Road in Paramus, New Jersey ("Essex Road") and concurrently acquired a 95,000 square foot office building at 103 Carnegie Center in Princeton, New Jersey. The concurrent transactions qualified as a tax free exchange, as the Company used substantially all of the proceeds from the sale of Essex Road to acquire the Princeton property. The financial statements for the nine months ended September 30, 1996 include a gain of $5,658 relating to this transaction.

On May 2, 1996, the Company acquired Rose Tree Corporate Center, a two-building suburban office complex totaling approximately 260,000 square feet, located in Media, Pennsylvania. The complex was acquired for approximately $28.1 million, which was drawn on the Initial Credit Facility.

Additionally, on July 23, 1996, the Company acquired 222 and 233 Mount Airy Road, two suburban office buildings totaling approximately 115,000 square feet located in Basking Ridge, New Jersey. The buildings were acquired for approximately $10.5 million, which was drawn on one of the Company's credit facilities.

On July 29, 1996, the Company filed a shelf registration statement (File No. 333-09081) with the Securities and Exchanges Commission ("SEC") for an aggregate amount of $500 million in equity securities of the Company. The registration statement was declared effective by the SEC on August 2, 1996.

On August 13, 1996, the Company sold 3,450,000 shares of its common stock through a public stock offering (the "Offering"), which included an exercise of the underwriter's over-allotment option of 450,000 shares. Net proceeds from the Offering (after offering costs) was approximately $76,830,000. The Offering was conducted using one underwriter and the shares were issued from the Company's Registration Statement on S-3 (File No. 33-96538).

On November 4, 1996, the Company acquired the Harborside Financial Center, a three- building office complex totaling approximately 1,887,000 square feet of office and retail space, located on the Hudson River waterfront in Jersey City, New Jersey (the "Harborside"). As part of the purchase, the Company acquired
11.3 acres of land fully-zoned and permittted for an additional 4.1 million square feet of development and the water rights associated with 27.4 acres of land extending into the Hudson River immediately east of the existing property, including two piers with an area of 5.8 acres. The acquisition cost for Harborside of approximately $287.4 million was financed with mortgage debt of $150 million and with cash of $137.4 million, which was made available through the Company's revolving credit facilities (including a new credit facility described below). The terms of the acquisition of the vacant parcels at Harborside provided for additional payments (with an estimated net present value of approximately $5.3 million) to be made to the seller for development rights if and when the Company commences construction on the site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights.

In connection with the acquistion of Harborside, the Company obtained a new revolving credit facility ("New Credit Facility") from Prudential Securities Credit Corp. ("PSC") totaling $80 million which bears interest at 125 basis points over one-month LIBOR, and matures on January 15, 1998, unless the Company or PSC elect to extend the maturity date to not earlier than June 30, 1998, or the facility is refinanced prior to such date at the election of either the Company or PSC. PSC has full recourse to the assets of the Company with respect to outstanding borrowings under the New Credit Facility. In addition, the New Credit Facility is secured by the Company's equity interest in Harborside. The terms of the New Credit Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. On November 4, 1996, the Company drew all $80 million from the New Credit Facility in connection with the acquisition of Harborside.

In addition, on November 4, 1996, the Company assumed existing debt and was provided seller-mortgage debt aggregating $150,000 (as more fully described in the Harborside discussion in Note 1).

The Company also intends to acquire through three individual transactions with separate, unrelated sellers a three-building office complex, a two-building office complex and an individual building (the "Proposed Acquisitions"). The total aggregate acquisition cost of the Proposed Acquisitions is estimated to be approximately $90.6 million.

Pursuant to the Company's Registration Statement on Form S-3 (File No. 333-09081), the Company has commenced an underwritten public offering and sale of 10,000,000 shares of its common stock using several different underwriters to underwrite such public offer and sale. The Company expects to receive approximately $251.5 million in net proceeds from the Proposed Offering, and plans to use such funds to acquire the properties mentioned earlier as well as pay down outstanding borrowings on its revolving credit facilities.

If the Proposed Offering does not occur, the Company intends to fund any projected shortfall in funds available to acquire the Proposed Acquisition by accessing one of a number of lending sources with which the Company currently has relationships. Such lending may be secured by liens on one or more of the Company's currently unencumbered properties. While there can be no assurance that the Company will be able to obtain such additional financing, the Company is reasonably confident that it will be able to do so. If it were not successful, the Company would likely elect not to acquire one or more of the Proposed Acquistions.

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

The Company presently has no plans for major capital improvements to the existing properties, other than normal recurring expenditures. The Company is currently constructing two office/flex buildings aggregating approximately 47,000 square feet of space at its Commercenter complex, located in Totowa, New Jersey. As of September 30, 1996, the Company has incurred $1.9 million of costs out of a total of $3.1 million anticipated to be incurred in connection with the construction project.

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the Initial Credit Facility and Additional Credit Facility. The Company is frequently examining potential property acquisitions and, at any one given time, one or more of such acquisitions may be under consideration. Accordingly, being able to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short-term borrowings (including draws on the Company's credit facilities), and the issuance of debt securities or additional equity securities. In addition, the Company anticipates utilizing the Initial Credit Facility and Additional Credit Facility primarily to fund property acquisition activities.

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

To maintain its qualification as a real estate investment trust, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, excluding the dividends paid deduction and net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $33.8 million on an annual basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable and required annual capital expenditure reserves pursuant to its mortgage indenture.

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

Funds from Operations for the three and nine month periods ended September 30, 1996 and 1995, as calculated in accordance with the National Association of Real Estate Investment Trusts definition published in March 1995, are summarized in the following table (in thousands):

                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30,                     September 30,
                                                                        -------------------------         -------------------------
                                                                          1996             1995             1996             1995
                                                                        --------         --------         --------         --------
Income before gain on sale of property, minority
    interest, and extraordinary item ...........................        $  7,644         $  4,184         $ 20,465         $ 12,120
Add: Real estate related depreciation and
    amortization ...............................................           3,456            2,632            9,811            7,652
                                                                        --------         --------         --------         --------
                                                                          11,100            6,816           30,276           19,772
Funds from Operations
    Deduct: Rental income adjustment for
       straight-lining of rents ................................             (29)            (243)            (233)            (465)
                                                                        --------         --------         --------         --------
Funds from Operations after adjustment for
  straight-line rents ..........................................        $ 11,071         $  6,573         $ 30,043         $ 19,307
                                                                        ========         ========         ========         ========

Weighted average shares outstanding (1) ........................          19,744           13,295           18,519           13,299
                                                                        ========         ========         ========         ========

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

PART II

ITEM 1:

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



                                               Cali Realty Corporation
                                               -------------------------------
                                                      (Registrant)


Date:  November 6, 1996                        /s/ Thomas A. Rizk
                                                -------------------------------
                                                   Thomas A. Rizk
                                                   President and
                                                   Chief Executive Officer
                                                   (signing on behalf of the
                                                   Registrant)

                                               /s/ Barry Lefkowitz
                                               -------------------------------
Date:  November 6, 1996                            Barry Lefkowitz
                                                   Vice President - Finance and
                                                   Chief Financial Officer