Form 10-K
period 1996-12-31
CALI REALTY CORP /NEW/
filed 1997-03-31
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-13274

                             CALI REALTY CORPORATION
             (Exact Name of Registrant as specified in its charter)

        Maryland                                          22-3305147
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

 11 Commerce Drive, Cranford, New Jersey                  07016-3599
--------------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip code)

                                 (908) 272-8000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    (Title of Each Class)            (Name of Each Exchange on Which Registered)
--------------------------------------------------------------------------------
  Common Stock, $0.01 par value                New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ] No [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,304,410,000. The aggregate market value was computed with references to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

         As of February 28, 1997, 36,671,657 shares of common stock, $.01 par value, of the Company (the "Common Stock") were outstanding.

         LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 121.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual meeting of stockholders to be held on May 15, 1997, are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                    FORM 10-K





PART I

         Item 1  Business  .....................................................
         Item 2  Properties ....................................................
         Item 3  Legal Proceedings..............................................
         Item 4  Submission of Matters to a Vote of
                Security Holders................................................


PART II

         Item 5  Market for Registrant's Common Stock
                and Related Stockholder Matters ................................
         Item 6  Selected Financial Data........................................
         Item 7  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations .....................................................
         Item 8  Financial Statements and Supplementary
                Data ...........................................................
         Item 9  Changes in and Disagreements with
                Accountants on Accounting and
                Financial Disclosure............................................


PART III

         Item 10  Directors and Executive Officers of
                 the Registrant ................................................
         Item 11  Executive Compensation........................................
         Item 12  Security Ownership of Certain
                 Beneficial Owners and Management...............................
         Item 13  Certain Relationships and Related
                 Transactions ..................................................


PART IV

         Item 14  Exhibits, Financial Statements, Schedules
                 and Reports on Form 8-K........................................

                                     PART I

ITEM I.  BUSINESS

GENERAL

Cali Realty Corporation (together with its subsidiaries, the "Company") is a fully-integrated real estate investment trust ("REIT") that owns and operates a portfolio comprised primarily of Class A office and office/flex properties, as well as commercial real estate leasing, management, acquisition, development and construction businesses. At December 31, 1996, the Company owned 100 percent of 56 properties, consisting of 37 office properties (the "Year-End Office Properties") and 19 office/flex properties (the "Year-End Office/Flex Properties"), encompassing an aggregate of approximately 7.1 million square feet, as well as one multi-family residential property (collectively, the "Year-End Properties"). On January 31, 1997, the Company acquired substantially all of the assets, consisting primarily of 65 properties (the "RM Properties") of the Robert Martin Company, LLC and affiliates ("RM"), for approximately $450.0 million. As of February 28, 1997, following the acquisition of RM (the "RM Acquisition"), the Company owned 100 percent of 123 properties encompassing approximately 11.4 million square feet (collectively the "Properties"). See "Business -- Recent Developments." The Properties are comprised of 54 office properties containing an aggregate of approximately 8.0 million square feet (the "Office Properties"), 57 office/flex properties containing an aggregate of approximately 3.0 million square feet (the "Office/Flex Properties"), six industrial/warehouse properties containing an aggregate of approximately 400,000 square feet (the "Industrial/Warehouse Properties"), two multi-family residential properties, two stand-alone retail properties, two land leases, and land for the development of seven million square feet of office space. As of December 31, 1996, the Year-End Office Properties and the Year-End Office/Flex Properties, in the aggregate, were approximately 96.4 percent leased to approximately 550 tenants. As of February 28, 1997, the Office Properties and Office/Flex Properties, in the aggregate, were approximately 96.0 percent leased to approximately 1,100 tenants. The Company believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Company believes that its Properties attract high quality tenants and achieve among the highest rent, occupancy and tenant retention rates within their markets.

The Company's strategy has been to focus its development and ownership of office properties in sub-markets where it is, or can become, a significant and preferred owner and operator. The Company will continue this strategy by expanding, primarily through acquisitions, initially into sub-markets where it has, or can achieve, similar status. Consistent with its growth strategy, during 1996, the Company acquired 15 office properties for an aggregate acquisition cost of approximately $459.4 million, including the acquisition on November 4, 1996 of the 1.9 million square foot Harborside Financial Center in Jersey City, Hudson County, New Jersey for approximately $292.7 million (the "Harborside Acquisition"). Additionally, in January 1997 the Company completed the RM Acquisition. See "Business -- Recent Developments." Management believes that the recent trend towards increasing rental and occupancy rates in office buildings in the Company's sub-markets continues to present significant opportunities for growth. The Company may also develop properties in such sub- markets, particularly with a view towards potential utlitization of certain vacant land recently acquired or on which the Company holds options. Management believes that its extensive market knowledge provides the Company with a significant competitive advantage which is further enhanced by its strong reputation for and emphasis on delivering highly responsive management services, including direct and continued access to the Company's senior management. See "Business -- Growth Strategies."

The Company's ten largest office and office/flex tenants in the Year-End Office Properties, based on actual December 1996 rent billings, are Donaldson, Lufkin & Jenrette Securities Corp. ("DLJ"), Dow Jones Telerate Holdings, Inc., the American Institute of Certified Public Accountants, NTT Data Communications Corporation ("NTT"), Dean Witter Trust Company, Bank of Tokyo Information Services Inc., Bankers Trust Harborside Inc., The United States Life Insurance Company in New York City, SAP America, Inc. and Lonza, Inc. The average age of the Year-End Office Properties and the Year-End Office/flex Properties is approximately 10 years and 6 years, respectively.

Cali Associates, the entity to whose business the Company succeeded in 1994, was founded by John J. Cali, Angelo R. Cali and Edward Leshowitz (the "Founders"), who have been involved in the development, leasing, management, operation and disposition of commercial and residential properties in Northern and Central New Jersey for over 40 years and have been primarily focusing on office buildings for the past fifteen years. In addition to the Founders, the Company's executive officers at December 31, 1996 have been employed by the Company and its predecessor for an average of approximately 10 years. The Company and its predecessor have built approximately four million square feet of office space, more than one million square feet of industrial facilities and over 5,500 residential units. As of February 28, 1997, officers and directors of the Company and other former owners of interests in certain of the Properties (many of whom are employees of the Company) owned approximately 10.0 percent of the Company's outstanding shares of Common Stock (including Units redeemable for shares of Common Stock). As used herein, the term "Units" refers to limited partnership interests in Cali Realty, L.P. a Delaware limited partnership (the "Operating Partnership" through which the Company conducts its real estate activities.

The Company performs substantially all construction, leasing, management and tenant improvements on an "in-house" basis and is self-administered and self-managed.

The Company was incorporated on May 24, 1994. The Company's executive offices are located at 11 Commerce Drive, Cranford, New Jersey 07016, and its telephone number is (908) 272-8000. The Company has an internet Web address at "http://www.calirealty.com".

GROWTH STRATEGIES

The Company's  objectives  are to maximize  growth in Funds from  Operations (as defined in Item 6 below) and to enhance the value of its portfolio through effective management, acquisition and development strategies. The Company believes that opportunities exist to increase cash flow per share by: (i) implementing operating strategies to produce increased effective rental and occupancy rates and decreased concession and tenant installation costs as vacancy rates in the Company's sub-markets continue to decline; (ii) acquiring properties with attractive returns in sub-markets where, based on its expertise in leasing, managing and operating properties, it is, or can become, a significant and preferred owner and operator; and (iii) developing properties where such development will result in a favorable risk-adjusted return on investment.

Based on its evaluation of current market conditions, the Company believes that a number of factors will enable it to achieve its business objectives, including: (i) the limited availability to competitors of capital for financing development, acquisitions or capital improvements or for refinancing maturing mortgages; (ii) the lack of new construction in the Company's markets providing the Company with the opportunity to maximize occupancy levels at attractive rental rates; and (iii) the large number of distressed sellers and inadvertent owners (through foreclosure or otherwise) of properties in the Company's markets creating enhanced acquisition opportunities. Management believes that the Company is well positioned to exploit existing opportunities because of its extensive experience in its markets and its proven ability to acquire, develop, lease and efficiently manage properties.

The Company will focus on enhancing growth in cash flow per share by: (i) maximizing cash flow from its existing properties through continued active leasing and property management; (ii) managing operating expenses through the use of in-house management, leasing, marketing, financing, accounting, legal, construction management and data processing functions; (iii) emphasizing programs of repairs and capital improvements to enhance the Properties' competitive advantages in their markets; (iv) maintaining and developing long-term relationships with a diverse tenant group; and (v) attracting and retaining motivated employees by providing financial and other incentives to meet the Company's operating and financial goals.

The Company will also seek to increase its cash flow per share by acquiring additional properties that: (i) provide attractive initial yields with significant potential for growth in cash flow from property operations; (ii) are well located, of high quality and competitive in their respective sub-markets;
(iii) are located in its existing sub-markets or in sub-markets which lack a significant owner or operator; and (iv) have been under-managed or are otherwise capable of improved performance through intensive management and leasing that will result in increased occupancy and rental revenues.

Consistent with its acquisition strategy, from January 1, 1996 through February 28, 1997, the Company has invested an aggregate of approximately $916.2 million in the Harborside Acquisition, the RM Acquisition and the acquisition of 13 other office and office/flex properties (the "Individual Property Acquisitions"), thereby increasing its portfolio by approximately 189 percent (based upon total net rentable square feet). See "Business -- Recent Developments." There can be no assurance, however, that the Company will be able to improve the operating performance of any properties that are acquired.

The Company may also develop office, office/flex space, or certain vacant land acquired in connection with various acquisitions or on which the Company holds options, when market conditions support a favorable risk-adjusted return on such development, primarily in stable submarkets where the demand for such space exceeds available supply and where the Company is, or can become, a significant owner and operator. The Company believes that opportunities exist for it to acquire properties in its sub-markets at less than replacement cost. Therefore, the Company currently intends to emphasize its acquisition strategies over its development strategies until market conditions change. To the extent that the costs associated with implementing such acquisition and development strategies are financed using the Company's cash flow, such costs may adversely affect the Company's ability to make distributions.

The Company intends to maintain a ratio of debt to total market capitalization (total debt of the Company as a percentage of the market value of issued and outstanding shares of Common Stock, including interests redeemable therefor, plus total debt) of approximately 50 percent or less, although the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. As of December 31, 1996, the Company's total debt constituted approximately 18.2 percent of the total capitalization of the Company, and as of February 28, 1997, the Company's total debt constituted approximately 27.4 percent of the total capitalization of the Company. The Company will utilize the most appropriate sources of capital for future acquisitions, development and capital improvements, which may include undistributed funds from operations, borrowings under its revolving credit facilities, issuances of equity securities and/or other borrowings.

EMPLOYEES

As of December 31, 1996, the Company had 107 employees. As of February 28, 1997, the Company had 186 employees.

COMPETITION

The leasing of real estate is highly competitive. The Company's Properties compete for tenants with similar properties located in its markets primarily on the basis of location, rent charged, services provided, and the design and condition of the improvements. The Company also experiences competition when attempting to acquire equity interests in desirable real estate, including competition from domestic and foreign financial institutions, other REIT's, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

REGULATIONS

Many laws and governmental regulations are applicable to the Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner's ability to rent or sell the property or to borrow using such property as collateral and may expose it to liability resulting from any release of, or exposure to, such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos- containing materials and other hazardous or toxic substances. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property.

The Company obtained Phase I Assessments of each of its original properties (the "Original Properties") at the time of its initial public offering in August 1994 (the "IPO"). With the acquisition of each new property, the Company obtains a new Phase I Assessment for such property. These Phase I Assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations taken as a whole, nor is the Company aware of any such material environmental liability. However, four of the Office Properties are located on or adjacent to a former municipal landfill (closed in the 1950s) that was redeveloped with the participation of the State of New Jersey Economic Development Authority. The Company obtained all necessary landfill disruption permits to build the projects (other than such permits the absence of which would not be expected to have a material adverse effect on the Company's business, assets or results of operations taken as a whole) and state environmental authorities approved the work. Although there can be no assurance, the Company believes that there will be no further requirements with respect to the former landfill at these Properties. Nevertheless, it is possible that the Company's assessments do not reveal all environmental liabilities and that there are material environmental liabilities of which the Company is unaware.

In connection with the RM Acquisition, the Company's environmental consultant undertook environmental audits of the properties, including sampling activities, which identified certain environmental conditions at several of the properties (the "Designated Properties") that will likely require further investigation and/or remedial activities. RM retained the liability and responsibility for remediation of the environmental conditions of the Designated Properties, and has established an escrow in the amount of $1.5 million (the "Environmental Escrow") as a clean-up fund. Any remediation costs for the Designated Properties exceeding the Environmental Escrow will remain the responsibility of the principals of RM. See "Business -- Recent Developments -- RM Acquisition."

There can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds the Company's budgets for such items, the Company's ability to make expected distributions to stockholders could be adversely affected.

There are no other laws or regulations which have a material effect on the Company's operations, other than typical federal, state and local laws affecting the development and operation of real property, such as zoning laws.

INDUSTRY SEGMENTS

The Company operates in only one industry segment. The Company does not have any foreign operations and its business is not seasonal.

RECENT DEVELOPMENTS

From January 1, 1996 through February 28, 1997, the Company completed the Harborside Acquisition, the RM Acquisition and the Individual Property
Acquisitions and has improved the operating performance of its existing portfolio by maintaining high occupancies and controlling costs. The Company's Funds from Operations (after adjustment for the straight-lining of rents) for the year ended December 31, 1996 was $45.2 million. As a result of the Company's improved operating performance, in September 1996 the Company announced a 5.9 percent increase in its regular quarterly distribution, commencing with the Company's distribution with respect to the third quarter of 1996, from $.425 per share of Common Stock ($1.70 per share of Common Stock on an annualized basis) to $.45 per share of Common Stock ($1.80 per share of Common Stock on an annualized basis). Since the IPO, the Company has increased its regular quarterly distribution by 11.4 percent.

From January 1, 1996 through February 28, 1997, the Company invested approximately $916.2 million in the Harborside Acquisition, the RM Acquisition and the Individual Property Acquisitions, increasing its portfolio by 189 percent (based upon total net rentable square feet). The cash portions of the acquisition costs for such acquisitions (as more fully described below) were obtained by the Company from (i) the net proceeds of the Company's two 1996 public offerings of Common Stock in August and November 1996 for net proceeds of approximately $76.8 million and $441.2 million, respectively, (ii) borrowings under the Company's credit facilities (see Item 2 below), and (iii) available working capital. In addition, a significant portion of the acquisition costs for the RM Acquisition and the Harborside Acquisition included the assumption or incurrence of permanent indebtedness. See "Business -- Financing Activities --Permanent Indebtedness." Set forth below are summary descriptions of the RM Acquisition, the Harborside Acquisition and the Individual Property
Acquisitions:

RM Acquisition.
On January 31, 1997, the Company acquired the RM Properties for a total cost of approximately $450.0 million. The RM Properties consist of 16 office properties (the "RM Office Properties"), 38 office/flex properties (the "RM Office/Flex Properties"), six industrial/warehouse properties, two stand-alone retail properties, two land leases, and a multi-family residential property. The RM Acquisition was financed through the assumption of a $185.3 million mortgage, approximately $220.0 million in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 Units.

In connection with the RM Acquisition, the Company assumed a $185.3 million non-recourse mortgage held by Teachers Insurance and Annuity Association of America, with interest only payable monthly at a fixed annual rate of 7.18 percent (the "TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Company, at its option, may convert the TIAA Mortgage to unsecured debt upon achievement by the Company of an investment credit rating of Baa3/BBB-or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance.

The RM Properties, which consist primarily of 54 office and office/flex properties aggregating approximately 3.7 million square feet and six industrial/warehouse properties aggregating approximately 400,000 square feet, are located primarily in established business parks in Westchester County, New York and Fairfield County, Connecticut. The Company has agreed not to sell certain of the RM Properties for a period of seven years without the consent of the RM principals, except for sales made under certain circumstance and/or conditions.

In connection with the RM Acquisition, the Company was granted a three-year option to acquire a 115,000 square foot office property and an 84,000 square foot office/flex property (the "Option Properties") for an aggregate minimum purchase price of $19.0 million and has granted RM the right to put such properties to the Company between an aggregate purchase price of $11.6 to $21.3 million, under certain conditions. The purchase prices are subject to adjustment based on different formulas and are payable in cash or Units.

In addition, the Company provided an $11.6 million non-recourse mortgage loan ("Mortgage Receivable") to entities controlled by the RM principals, bearing interest at an annual rate of 450 basis points over the one-month London Inter-bank Offered Rate (LIBOR). The Mortgage Receivable, which is secured by the Option Properties and guaranteed by certain of the RM principals, matures on February 1, 2000. In addition, the Company received a three percent origination fee in connection with the Mortgage Receivable.

RM has made certain customary representations and warranties to the Company, most of which survive the closing for a period of one year. RM has agreed to maintain a minimum net worth of $25.0 million during such period.

As part of the RM Acquisition, Brad W. Berger, President and Chief Executive Officer of RM, and Timothy M. Jones, Chief Operating Officer of RM, joined the Company as Executive Vice-Presidents under three year employment agreements. Berger and Jones were each issued warrants to purchase 170,000 shares of the Company's Common Stock at a stock price of $33 per share, which vest equally over a three-year period and expire on January 31, 2007.

Robert F. Weinberg, co-founder of RM, and Berger will serve on the Company's Board of Directors for an initial term of three years. The Company will also appoint two additional independent Board members, thereby increasing the size of the Board from nine to thirteen members.

Harborside Acquisition.
On November 4, 1996, the Company acquired Harborside Financial Center ("Harborside"), a 1.9 million square foot office complex located in Jersey City, Hudson County, New Jersey for an acquisition cost of approximately $292.7 million. The Harborside Acquisition, which is located on the Hudson River waterfront directly across from downtown Manhattan, increased the Company's total office and office/flex portfolio as of the acquisition date by approximately 44 percent. The acquisition cost included the assumption of existing and seller-provided financing aggregating approximately $150.0 million. See "Business --Financing Activities -- Permanent Indebtedness." The balance of the acquisition cost, totaling approximately $142.7 million, was paid primarily in cash and was financed substantially through drawings from the Company's existing credit facilities (including the $80.0 million PCS Credit Facility, as defined below). See "The Company -- Financing Activities -- Credit Facilities." Harborside is located in the Exchange Place/Newport submarket of Jersey City, adjacent to the Exchange Place Port Authority Trans-Hudson ("PATH") train station. As of December 31, 1996, the property was approximately 97.1 percent leased. Harborside's largest tenant is Bankers Trust Harborside, Inc., which leases 385,000 square feet of space. Other major tenants include Dow Jones Telerate Holdings, Inc., the American Institute of Certified Public Accountants (AICPA), Dean Witter Trust Company and Bank of Tokyo.

As part of the Harborside Acquisition, the Company also acquired 11.3 acres of land fully zoned and permitted for an additional 4.1 million square feet of development and the water rights associated with 27.4 acres of land extending into the Hudson River immediately east of Harborside, including two piers with an area of 5.8 acres. The terms of the acquisition of the vacant parcels at Harborside provide for payments (with an estimated net present value at the date of acquisition of approximately $5.3 million) to be made to the seller for development rights if and when the Company commences construction on the site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development on years 7 through 30 will require a payment, on an increasing scale, for the development rights.

Individual Property Acquisitions.
In addition to the RM Acquisition and the Harborside Acquisition, from January 1, 1996 through February 28, 1997, the Company has invested approximately $173.5 million in the acquisition of 13 office and office/flex properties.

On March 20, 1996, the Company sold its office building located at 15 Essex Road in Paramus, Essex County, New Jersey ("Essex Road") and concurrently acquired a 96,000 square foot office building at 103 Carnegie Center in Princeton, Mercer County, New Jersey (the "Princeton Property") with the net proceeds from the sale of Essex Road of approximately $10.3 million. The concurrent transactions qualified as a tax-free exchange, as the Company used substantially all of the proceeds from the sale of Essex Road on March 12, 1996 to acquire the Princeton Property.

On May 2, 1996, the Company acquired Rose Tree Corporate Center, a two-building suburban office complex totaling approximately 260,000 square feet, located in Media, Delaware County, Pennsylvania. The complex was acquired for approximately $28.1 million, which was drawn from one of the Company's credit facilities.

On July 23, 1996, the Company acquired 222 and 233 Mount Airy Road, two suburban office buildings totaling approximately 115,000 square feet, located in Basking Ridge, Somerset County, New Jersey. The buildings were acquired for approximately $10.5 million, which was drawn from one of the Company's credit facilities.

On November 7, 1996, the Company acquired Five Sentry Parkway East & West ("Five Sentry"), a two-building office complex comprised of approximately 130,000 square feet located in Plymouth Meeting, Montgomery County, Pennsylvania, for approximately $12.5 million in cash, which was drawn from one of the Company's credit facilities. Such borrowing was subsequently repaid from the net proceeds received from the Company's public common stock offering of 17,537,500 shares (the "November 1996 Offering") which was completed on November 22, 1996. See "Business - Financing Activities - Equity Offerings."

On December 10, 1996, the Company acquired 300 Tice Boulevard ("Whiteweld"), a 230,000 square foot office building located in Woodcliff Lake, Bergen County, New Jersey, for approximately $35.1 million in cash, made available from the net proceeds received from the November 1996 Offering.

On December 16, 1996, the Company acquired One Bridge Plaza, a 200,000 square foot office building located in Fort Lee, Bergen County, New Jersey, for approximately $26.9 million in cash, made available from the net proceeds received from the November 1996 Offering.

On December 17, 1996, the Company acquired the International Court at Airport Business Center ("Airport Center"), a three-building office complex comprised of approximately 371,000 square feet located in Lester, Delaware County, Pennsylvania for approximately $43.2 million in cash, made available from the net proceeds received from the November 1996 Offering.

On January 28, 1997, the Company acquired 1345 Campus Parkway, a 76,000 square foot office/flex property, located in Wall Township, Monmouth County, New Jersey for approximately $6.8 million in cash, made available from the net proceeds received from the November 1996 Offering. The property is located in the same office park in which the Company previously acquired two office properties and four office/flex properties in November 1995.

Other Recent Developments.
During the second quarter of 1996, the Company completed its construction of tenant improvements to 400 Alexander Park, a three story, 70,550 net rentable square foot office building located in Princeton, Mercer County, New Jersey, which the Company acquired in December 1995 and leased in its entirety to Berlitz International Inc. ("Berlitz"). Also during the second quarter of 1996, the Company entered into a lease agreement with Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") for an additional 73,200 square feet of office space located at 95 Christopher Columbus Drive in Jersey City, increasing DLJ's occupancy to approximately 66 percent of the property.

In December 1996, the Company completed the construction of two office/flex properties on vacant land purchased in the Company's Totowa, Passaic County, New Jersey office park acquired in November 1995. The two properties, which were 19 percent occupied at December 31, 1996, aggregated 47,100 square feet, and were completed for a total cost of $2.7 million.

FINANCING ACTIVITIES

The Company utilizes the most appropriate sources of capital for acquisitions, development, joint ventures and capital improvements, which sources may include undistributed Funds from Operations, borrowings under its revolving credit facilities, issuances of debt or equity securities and/or bank and other institutional borrowings.

Credit Facilities.
After the consummation of the IPO, the Company obtained a $70.0 million revolving credit facility (the "First Prudential Facility") from Prudential Securities Credit Corp. ("PSC"), secured by a pledge of $74.5 million commercial mortgage pay-through bonds held by the Company. The facility may be used to fund acquisitions and new development projects and for general working capital purposes, including capital expenditures and tenant improvements. The First Prudential Facility bore interest at a floating rate equal to 150 basis points over one-month LIBOR for January 1, 1996 through August 31, 1996. Effective September 1, 1996, the interest rate was reduced to a floating rate equal to 125 basis points over one-month LIBOR. The First Prudential Facility is a recourse liability of the Operating Partnership and is secured by a pledge of the $74.5 million commercial montage pay-through bonds held by the Company, which bonds are, in turn, secured by underlying indebtedness incurred by certain of the Company's subsidiaries. See "-- Permanent Indebtedness". The First Prudential Facility requires monthly payments of interest only, with outstanding advances and any accrued but unpaid interest due November 30, 1997 and is subject to renewal at the lender's sole discretion. At December 31, 1996, $6.0 million was outstanding under the First Prudential Facility. At February 28, 1997, $6.0 million remained outstanding under the First Prudential Facility.

On February 1, 1996, the Company obtained a credit facility (the "Bank Facility") secured by certain of its properties in the amount of $75.0 million from two participating banks. The Bank Facility has a three-year term and bears interest at 150 basis points over one-month LIBOR. The terms of the Bank Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Bank Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. At December 31, 1996, approximately $23.8 million was outstanding under the Bank Facility. At February 28, 1997, approximately $62.0 million was outstanding under the Bank Facility.

On November 4, 1996, the Company obtained a credit facility (the "Second Prudential Facility") from PSC totaling $80.0 million which bears interest at 125 basis points over one-month LIBOR, and matures on January 15, 1998, unless the Company or PSC elects to extend the maturity date to not earlier than June 30, 1998, or the facility is refinanced prior to such date at the election of either the Company or PSC. The Second Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Second Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. At December 31, 1996 and at February 28, 1997, the Company did not have any outstanding borrowings under the Second Prudential Facility.

Permanent Indebtedness.
As of December 31, 1996, the Company had outstanding an aggregate balance of approximately $232.9 million of long-term mortgage indebtedness, and as of February 28, 1997, the Company had outstanding an aggregate balance of approximately $418.1 million of long-term mortgage indebtedness (excluding borrowings under the Company's credit facilities).

Concurrent with the IPO, the Company's initial operating subsidiaries, which own the Original Properties, issued five-year mortgage notes with an aggregate principal balance of $144.5 million, secured and cross-collateralized by the Original Properties, to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes. Bonds with an aggregate principal balance of $70.0 million were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74.5 million were purchased by the Company. As a result, the Company's initial mortgage financing was $70.0 (the "Mortgage Financing"). Approximately $38.0 million of the Mortgage Financing is guaranteed under certain conditions by certain partners of the partnerships which owned the Original Properties. The Mortgage Financing requires monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999. $46.0 million of the Mortgage Financing bears interest at a net cost to the Company equal to a fixed rate of 8.02 percent per annum and the remaining $24.0 million bears interest at a net cost to the Company equal to a floating rate of 100 basis points over one-month LIBOR (5.53 percent at December 31, 1996) with a lifetime interest rate cap of 11.6 percent. Pursuant to the terms of the Mortgage Financing, the Company is required to escrow approximately $143,000 per month for tenant improvements and leasing commissions and $53,000 per month for capital improvements. In advance of the sale of Essex Road, on March 12, 1996, the Company prepaid approximately $5.5 million ($1.7 million-fixed rate, $3.8 million-floating rate debt) of the Mortgage Financing, resulting in outstanding balances of $44.3 million for the 8.02 percent fixed rate debt and $20.2 million for the floating rate debt. See "Business -- Recent Development -- Individual Property Acquisitions."

In connection with the acquisition of an office building in Fair Lawn, Bergen County, New Jersey on March 3, 1995, the Company assumed an $18.8 million non-recourse mortgage loan ("Fair Lawn Mortgage") bearing interest at a fixed rate of 8.25 percent per annum. The loan requires payment of interest only through March 15, 1996 and payment of principal and interest thereafter, on a 20-year amortization schedule, with the remaining principal balance due October 1, 2003. At December 31, 1996, the principal balance for the Fair Lawn Mortgage was approximately $18.4 million, and at February 28, 1997, the balance was approximately $18.3 million.

In connection with the Harborside Acquisition, on November 4, 1996, the Company assumed existing mortgage debt and was provided with mortgage debt by the seller aggregating $150.0 million. See "Business -- Recent Developments -- Harborside Acquisition." The existing financing of approximately $107.5 million bears interest at a fixed rate of 7.32 percent for a term of approximately nine years. The seller-provided financing of approximately $42.5 million also has a term of nine years and initially bears interest at a rate of 6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year Treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity.

In connection with the RM Acquisition on January 31, 1997, the Company assumed a $185.3 million non-recourse mortgage loan with Teachers Insurance and Annuity Association of America, with interest only payable monthly at a fixed annual rate of 7.18 percent. The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Company, at its option, may convert the TIAA Mortgage to unsecured public debt upon achievement by the Company of an investment credit rating of Baa3/BBB- or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance

Interest Rate Swap Agreements.
On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to a fixed 6.285 percent per annum on a notional amount of $24.0 million through August 1999. On January 23, 1996, the Company entered into another interest rate swap agreement with one of the participating banks in the Bank Facility. The swap agreement has a three-year term and a notional amount of $26.0, which fixes the Company's one-month LIBOR base to 5.265 percent on its floating rate credit facilities. The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by either counterparty.

Equity Offerings and Shelf Registrations.
On May 13, 1996, the stockholders approved an increase in the number of authorized shares of Common Stock of the Company from 25 million to 95 million.

On July 29, 1996, the Company filed a shelf registration statement (File No. 333- 09081) with the Securities and Exchange Commission ("SEC") for an aggregate amount of $500.0 million in equity securities of the Company. The registration statement was declared effective by the SEC on August 2, 1996.

On August 13, 1996, the Company sold 3,450,000 shares of its Common Stock through a public stock offering (the "August 1996 Offering"), which included an exercise of the underwriters over-allotment option of 450,000 shares. Net proceeds from the August 1996 Offering (after offering costs) were approximately $76.8 million. The offering was conducted using one underwriter and the shares were issued from the Company's $250.0 million shelf registration statement (File No. 33-96538).

On November 22, 1996, the Company completed an underwritten public offer and sale of 17,537,500 shares of its Common Stock using several different underwriters to underwrite such public offer and sale (which included an exercise of the underwriters' over-allotment option of 2,287,500 shares). The shares were issued from the Company's $500.0 million shelf registration statement (File No. 333- 09081). The Company received approximately $441.2 million in net proceeds (after offering costs) from the November 1996 Offering, and used such funds to acquire certain of the Company's property acquisitions in November and December, pay down outstanding borrowings on its revolving credit facilities, and invested the excess funds in Overnight Investments.

On December 31, 1996, the Company filed a shelf registration statement (File No. 333-19101) with the SEC for an aggregate amount of $1.0 billion in equity securities of the Company. The registration statement was declared effective by the SEC on January 7, 1997. The Company has not issued any securities under this shelf registration.


ITEM 2.  PROPERTIES

GENERAL

As of December 31, 1996, the Company owned 100 percent of 57 Properties ranging from one to nineteen stories, including a multi-family residential property. As of February 28, 1997, the Company owned 100 percent of 123 properties ranging from one to nineteen stories, including two stand-alone retail properties, two land leases and two multi-family residential properties. All of the Properties are strategically located in a contiguous area from Philadelphia, Pennsylvania to Stamford, Connecticut. The Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Properties contain a total of approximately 11.4 million square feet, with the individual Office Properties ranging from approximately 23,350 to 761,200 square feet, the individual Office/Flex Properties ranging from 13,275 to 76,298 square feet and the individual Industrial/Warehouse Properties ranging from 6,638 to 195,741 square feet.

The Properties, each managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. As of February 28, 1997, the Office Properties, Office/Flex Properties and Industrial/Warehouse Properties were approximately 96 percent leased to approximately 1,100 tenants. The Company's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its Properties are well-maintained and do not require significant capital improvements.

The following property information is provided separately for the Year-End Properties and the RM Properties. It should be noted that as the RM Properties were acquired on January 31, 1997, certain information provided for the RM Properties may not be indicative of the results that will occur following the Company's acquisition of such properties.

Year-End Properties: Property Tables
The following tables set forth certain historical information relating to each of the Year-End Office Properties and the Year-End Office/Flex Properties, which are owned 100 percent by the Company as of December 31, 1996:

                                                                                                       Percentage
                                                                                                        Of 1996
                                                         Percentage                                   Total Office
                                               Net         Leased        1996            1996          and Office/
                                            Rentable        as of        Base         Effective         Flex Base
        Property                  Year        Area        12/31/96       Rent            Rent             Rent
        Location                 Built     (Sq. Ft.)       (%)(1)      ($000)(2)      ($000)(3)            (%)
        --------                 -----     ---------       ------      ---------      ---------            ---
Year-End Office Properties

CRANFORD, UNION COUNTY, NJ
6 Commerce Drive .........        1973       56,000         100.0           941            814            1.27




11 Commerce Drive (6).....        1981       90,000          95.8         1,219          1,099            1.64



20 Commerce Drive ........        1990      176,600         100.0         3,677          2,936            4.95


65 Jackson Drive .........        1984       82,778          86.4           953            895            1.28




CLARK, UNION COUNTY, NJ
100 Walnut Avenue .........       1985      182,555          94.2         3,679          3,341            4.95


JERSEY CITY,
 HUDSON COUNTY, NJ
95 Christopher
  Columbus Drive...........       1989      621,900         100.0        12,123         11,031           16.33


Harborside Financial Center(8)
 Christopher Columbus Drive
 Exchange Place & the
 Hudson River
   Plaza I ...............        1983(9)   400,000         100.0           516            516            0.69
   Plaza II ..............        1990(9)   761,200          95.8         2,134          2,134            2.87

   Plaza III .............        1990(9)   725,600          97.0         2,391          2,391            3.22

   Parking Agreement (10).            N/A       N/A         100.0           538            538            0.72


ROSELAND, ESSEX COUNTY, NJ
101 Eisenhower Parkway.....       1980      237,000         93.1          3,685          3,339            4.96

103 Eisenhower Parkway.....       1985      151,545         97.5          3,187          3,057            4.29

                                    1996            1996                   Tenants Leasing
                                   Average         Average                   10% or More
                                  Base Rent       Effective                    of Net
                                      per         Rent Per                  Rentable Area
        Property                   Sq. Ft.         Sq. Ft.                  per Property
        Location                    ($)(4)         ($)(5)                as of 12/31/96(6)
        --------                    ------         ------                -----------------
Year-End Office Properties

CRANFORD, UNION COUNTY, NJ
6 Commerce Drive .........          16.80          14.54            Public Service Electric & Gas
                                                                    Co. (18%), Excel Scientific
                                                                    Protocols, Inc. (18%), Columbia
                                                                    National, Inc. (13%)

11 Commerce Drive (6).....          14.14          12.75            Public Service Electric & Gas Co.
                                                                    (23%), Northeast
                                                                    Administrators (23%)

20 Commerce Drive ........          20.82          16.63            Public Service Electric & Gas Co.
                                                                    (25%), Paychex, Inc. (12%)

65 Jackson Drive .........          13.32          12.51            Kraft General Foods, Inc. (35%),
                                                                    Allstate Insurance Co. (27%),
                                                                    The Procter & Gamble Distribution
                                                                    Co. Inc. (17%)

CLARK, UNION COUNTY, NJ
100 Walnut Avenue .........         21.39          19.43            BDSI, Inc. (39%), The Equitable
                                                                    Life Assurance Society of the
                                                                    United States (15%)
JERSEY CITY,
 HUDSON COUNTY, NJ
95 Christopher
  Columbus Drive...........         19.49          17.74            Donaldson, Lufkin & Jenrette
                                                                    Securities Corp. (67%), NTT
                                                                    Data Corp. (25%)
Harborside Financial Center(8)
 Christopher Columbus Drive
 Exchange Place & the
 Hudson River
   Plaza I ...............           1.29           1.29            Bankers Trust Harborside,Inc.(96%)
   Plaza II ..............           2.93           2.93            Dow Jones Telerate Holdings, Inc. (44%),
                                                                    Dean Witter Trust Co. (24%)
   Plaza III .............           3.40           3.40            American Institute of Certified
                                                                    Public Accountants (34%), Bank of
                                                                    Tokyo Information
                                                                    Services, Inc. (19%)
   Parking Agreement (10).            N/A            N/A            Kinney Hackensack, Inc. (100%)

ROSELAND, ESSEX COUNTY, NJ
101 Eisenhower Parkway.....         16.70          15.13            Arthur Andersen LLP (29%),
                                                                    Brach, Eichler, Rosenberg,
                                                                    Silver, Bernstein & Hammer (13%)

103 Eisenhower Parkway.....         21.57          20.69            Ravin, Sarasohn, Cook, Baumgarten (18%), Lum,
                                                                    Hoenes, Able (17%), Chelsea-GCA (15%)

                                    Page 17

                                                                                                       Percentage
                                                                                                        Of 1996
                                                         Percentage                                   Total Office
                                               Net         Leased        1996            1996          and Office/
                                            Rentable        as of        Base         Effective         Flex Base
        Property                  Year        Area        12/31/96       Rent            Rent             Rent
        Location                 Built     (Sq. Ft.)       (%)(1)      ($000)(2)      ($000)(3)            (%)
        --------                 -----     ---------       ------      ---------      ---------            ---
Year-End Office Properties(cont.)

WOODCLIFF LAKE,
 BERGEN COUNTY, NJ
50 Tice Boulevard .........       1984       235,000         99.0        4,611          3,954              6.21

300 Tice Boulevard (8)........    1991       230,000        100.0          245            245              0.33





PARAMUS, BERGEN COUNTY, NJ
15 Essex Road .............       1979            (7)          (7)         261            224              0.35

FAIR LAWN, BERGEN COUNTY, NJ
17-17 Route 208 ...........       1987       143,000        100.0        3,343          3,331              4.52


FORT LEE, BERGEN COUNTY, NJ
One Bridge Plaza (8) ......       1981       200,000         90.7          174            174              0.24

FLORHAM PARK,
 MORRIS COUNTY, NJ
325 Columbia Turnpike .....       1987       168,144         97.1        3,396          2,998              4.57



PARSIPPANY,
 MORRIS COUNTY, NJ
600 Parsippany Road .......       1978        96,000         99.4        1,471          1,444              1.98



SUFFERN, ROCKLAND COUNTY, NY
400 Rella Boulevard .......       1988       180,000         95.9        3,250          3,219              4.38

                                          1996           1996                  Tenants Leasing
                                         Average        Average                 10% or More
                                        Base Rent      Effective                   of Net
                                            per         Rent Per                Rentable Area
        Property                         Sq. Ft.         Sq. Ft.                per Property
        Location                          ($)(4)        ($)(5)                as of 12/31/96(6)
        --------                          ------        ------                -----------------
Year-End Office Properties(cont.)

WOODCLIFF LAKE,
 BERGEN COUNTY, NJ
50 Tice Boulevard .........              19.82           17.00             Syncsort, Inc. (22%)

300 Tice Boulevard (8)........            1.07            1.07             Medco Containments
                                                                           Services, Inc. (20%), Xerox
                                                                           Corp. (13%), Chase Home
                                                                           Mortgage Corp. (11%),
                                                                           Comdisco, Inc. (11%)

PARAMUS, BERGEN COUNTY, NJ
15 Essex Road .............                 (7)            (7)             (7)

FAIR LAWN, BERGEN COUNTY, NJ
17-17 Route 208 ...........              23.38           23.29             Lonza, Inc. (63%), Chubb
                                                                           Federal Insurance Co. (16%),
                                                                           Boron-Lepone Assoc., Inc. (10%)
FORT LEE, BERGEN COUNTY, NJ
One Bridge Plaza (8) ......               0.96            0.96             Broadview Associates LLP (16%),
                                                                           Bozell Wordwide, Inc. (12%)
FLORHAM PARK,
 MORRIS COUNTY, NJ
325 Columbia Turnpike .....              20.80           18.36             Bressler, Amery & Ross (24%),
                                                                           General Motors Acceptance
                                                                           Corp.(14%), Dun &
                                                                           Bradstreet, Inc. (12%)
PARSIPPANY,
 MORRIS COUNTY, NJ
600 Parsippany Road .......              15.42           15.13             Metropolitan Life Insurance Co.
                                                                           (36%), International Business
                                                                           Machines (35%)

SUFFERN, ROCKLAND COUNTY, NY
400 Rella Boulevard .......              18.83           18.65             Allstate Insurance Co. (41%),
                                                                           The Prudential Insurance Co. (21%),
                                                                           Provident Savings F.A. (20%), John
                                                                           Alden Life Insurance Co. of N.Y. (11%)

                                    Page 19

                                                                                                       Percentage
                                                                                                         of 1996
                                                         Percentage                                   Total Office
                                               Net         Leased        1996            1996          and Office/
                                            Rentable        as of        Base         Effective         Flex Base
        Property                   Year        Area        12/31/96       Rent            Rent           Rent
        Location                  Built     (Sq. Ft.)       (%)(1)      ($000)(2)      ($000)(3)         (%)
        --------                  -----     ---------       ------      ---------      ---------         ---
Year-End Office Properties (cont.)

PRINCETON, MERCER COUNTY, NJ
5 Vaughn Drive ............        1987       98,500          99.2         2,048          2,037          2.76




400 Alexander Park(8)......        1987       70,550         100.0           971            840          1.31

103 Carnegie Center(8).....        1984       96,000          91.9         1,299          1,299          1.75

CLIFTON, PASSAIC COUNTY, NJ
777 Passaic Avenue ........        1983       75,000         69.2            780            679          1.05
  Clifton,
  Passaic County, NJ

TOTOWA, PASSAIC COUNTY, NJ
999 Riverview Drive .......        1988       56,066          97.5           967            963          1.30


WALL TOWNSHIP,
 MONMOUTH COUNTY, NJ
1305 Campus Parkway .......        1988       23,350          87.9           390            375          0.53




1350 Campus Parkway .......        1990       79,747          80.5         1,174          1,161          1.58


NEPTUNE, MONMOUTH COUNTY, NJ
3600 Route 66 .............        1989      180,000         100.0         2,411          2,411          3.25

EGG HARBOR,
 ATLANTIC COUNTY, NJ
100 Decadon Drive .........        1987       40,422         100.0           772            772          1.04

200 Decadon Drive .........        1991       39,922          94.1           604            596          0.81



BASKING RIDGE,
 SOMERSET COUNTY, NJ
222 Mt. Airy Road (8)......        1986       49,000         100.0           191            191          0.26

233 Mt. Airy Road (8)......        1987       66,000         100.0           336            336          0.45

                                           1996          1996                 Tenants Leasing
                                          Average       Average                10% or More
                                         Base Rent     Effective                 of Net
                                            per         Rent Per              Rentable Area
        Property                          Sq. Ft.       Sq. Ft.               per Property
        Location                          ($)(4)        ($)(5)                as of 12/31/96(6)
        --------                          ------        ------                -----------------
Year-End Office Properties (cont.)

PRINCETON, MERCER COUNTY, NJ
5 Vaughn Drive ............               20.96          20.85        U.S. Trust of N.J. (19%), Princeton
                                                                      Venture Research Corp. (14%), Woodrow
                                                                      Wilson  (12%), Villeroy & Boch
                                                                      Tableware Ltd. (11%)

400 Alexander Park(8)......               13.76          11.91        Berlitz International Inc.(100%)

103 Carnegie Center(8).....               14.72          14.72        Ronin Development Corp. (11%)

CLIFTON, PASSAIC COUNTY, NJ
777 Passaic Avenue ........               15.03          13.08        Motorola Inc. (19%)
  Clifton,
  Passaic County, NJ

TOTOWA, PASSAIC COUNTY, NJ
999 Riverview Drive .......               17.69          17.62        Bank of New York (55%), Bankers
                                                                      Financial (16%), Commonwealth Land (11%)
WALL TOWNSHIP,
 MONMOUTH COUNTY, NJ
1305 Campus Parkway .......                              18.27        Centennial Cellular Corp. (41%),
                                          19.00                       McClaughlin, Bennett, Gelson(25%),
                                                                      Premier Dash (12%), NJ Natural
                                                                      Energy(10%)

1350 Campus Parkway .......                              18.09        New Jersey National Bank (17%),
                                          18.29                       Stephen E. Gertier (17%),
                                                                      Hospital Computer
                                                                      Systems, Inc. (11%)

NEPTUNE, MONMOUTH COUNTY, NJ              13.39
3600 Route 66 .............                              13.39        The U.S. Life Insurance Company
                                                                      in New York City (100%)
EGG HARBOR,
 ATLANTIC COUNTY, NJ                      19.10
100 Decadon Drive .........                              19.10        Computer Sciences Corp. (79%)
                                          16.08
200 Decadon Drive .........                              15.87        Hughes STX (27%), Reliance
                                                                      Healthcare Group (19%),
                                                                      International Business
                                                                      Machines (14%), Computer
                                                                      Sciences Corp. (11%)
BASKING RIDGE,
 SOMERSET COUNTY, NJ
222 Mt. Airy Road (8)......                3.90           3.90        Lucent Technologies Inc. (100%)

233 Mt. Airy Road (8)......                5.09           5.09        A.T.& T. Corp. (100%)
                                    Page 21

                                                                                                      Percentage
                                                                                                       of 1996
                                                           Percentage                                 Total Office
                                                Net         Leased         1996            1996       and Office/
                                             Rentable        as of         Base         Effective      Flex Base
        Property                   Year        Area        12/31/96        Rent            Rent          Rent
        Location                   Built     (Sq. Ft.)      (%)(1)       ($000)(2)      ($000)(3)         (%)
        --------                   -----     ---------      ------       ---------      ---------         ---
Year-End Office Properties (cont.)

PLYMOUTH MEETING,
 MONTGOMERY COUNTY, PA
5 Sentry Parkway East (8)..        1984        91,600         100.0         214            214          0.29

5 Sentry Parkway West (8)..        1984        38,400         100.0          95             95          0.13


MEDIA, DELAWARE COUNTY, PA
Rose Tree Coporate Center
 Center I (8)..............        1986       100,000          96.1       1,221          1,221          1.64


 Center II (8).............        1990       160,000          99.0       1,847          1,846          2.49

LESTER, DELAWARE COUNTY, PA
Internationl Court at
 Airport Business Center(8)
   International Court I ..        1986        95,000          99.7          85             85          0.11
   International Court II .        1987       208,000          99.8         153            153          0.21

   International Court III.        1992        68,000         100.0          55             55          0.07



                                            ---------         -----      ------         ------         -----
Total Year-End Office Properties            6,372,879          97.0      67,407         63,009         90.78
                                            ---------         -----      ------         ------         -----

                                         1996         1996                 Tenants Leasing
                                         Average     Average                 10% or More
                                       Base Rent    Effective                  of Net
                                          per       Rent Per                 Rentable Area
        Property                        Sq. Ft.      Sq. Ft.                per Property
        Location                        ($)(4)       ($)(5)                as of 12/31/96(6)
        --------                        ------       ------                -----------------
Year-End Office Properties (cont.)

PLYMOUTH MEETING,
 MONTGOMERY COUNTY, PA
5 Sentry Parkway East (8)..              2.34          2.34            Merck, Inc. (72%), Selas
                                                                       Fluid Processing Corp. (22%)
5 Sentry Parkway West (8)..              2.47          2.47            Merck. Inc. (70%),
                                                                       David Cutler Group (30%)

MEDIA, DELAWARE COUNTY, PA
Rose Tree Coporate Center
 Center I (8)..............             12.71         12.71            General Services Administration
                                                                       (13%), Erie Insurance
                                                                       Company (11%)
 Center II (8).............             11.66         11.65            Barnett International (27%)

LESTER, DELAWARE COUNTY, PA
Internationl Court at
 Airport Business Center(8)
   International Court I ..              0.90          0.90            SAP America, Inc. (81%)
   International Court II .              0.74          0.74            PNC Bank (51%), Mercy Health
                                                                       Plan (34%)
   International Court III.              0.81          0.81            SAP America, Inc. (38%), McLaren
                                                                       Hart Environmental Engineering
                                                                       Corp. (38%), Mercy Health
                                                                       Plan(13%)
                                        -----         -----
Total Year-End Office Properties        19.00 (11)    17.54 (11)
                                        -----         -----
                                    Page 23

                                                                                                   Percentage
                                                                                                    Of 1996
                                                       Percentage                                 Total Office
                                              Net        Leased         1996            1996       and Office/
                                           Rentable       as of         Base         Effective      Flex Base
        Property                 Year        Area       12/31/96        Rent            Rent          Rent
        Location                 Built    (Sq. Ft.)      (%)(1)       ($000)(2)      ($000)(3)         (%)
        --------                 -----    ---------      ------       ---------      ---------         ---
Year-End Office/Flex Properties

TOTOWA, PASSAIC COUNTY, NJ
11 Commerce Way ...........      1989        47,025       88.9           412            412            0.55


20 Commerce Way ...........      1992        42,540      100.0           467            467            0.63




29 Commerce Way ...........      1990        48,930      100.0           454            430            0.61





40 Commerce Way ...........      1987        50,576      100.0           426            416            0.57





45 Commerce Way ...........      1992        51,207      100.0           478            454            0.64




60 Commerce Way ...........      1988        50,333      100.0           292            273            0.39



80 Commerce Way (8)........      1996        22,500       51.6            --             --              --


100 Commerce Way (8).......      1996        24,600         --            --             --              --

120 Commerce Way ......          1994         9,024      100.0           128            126            0.17

140 Commerce Way ..........      1994        26,881      100.0           210            210            0.28

                                        1996                1996          Tenants Leasing
                                       Average             Average          10% or More
                                      Base Rent           Effective           of Net
                                          per             Rent Per         Rentable Area
        Property                       Sq. Ft.             Sq. Ft.         per Property
        Location                        ($)(4)              ($)(5)       as of 12/31/96(6)
        --------                        ------              ------       -----------------
Year-End Office/Flex Properties

TOTOWA, PASSAIC COUNTY, NJ
11 Commerce Way ...........             9.86                9.86   Caremark Homecare (78%),
                                                                   Quantum Health (11%),

20 Commerce Way ...........            10.98               10.98   Motorola Inc. (45%),
                                                                   Siemens Electro-
                                                                   Components (41%),
                                                                   John Guest USA (14%)

29 Commerce Way ...........             9.28                8.79   Sandvik Sorting Systems,Inc.(44%),
                                                                   Paterson Dental Supply Inc. (23%),
                                                                   Fujitec America Inc. (22%),
                                                                   Bell Atlantic
                                                                   Meridian Systems(11%)

40 Commerce Way ...........             8.42                8.23   Thomson Electronics (35%),
                                                                   Minolta Business
                                                                   Systems Inc.(35%),
                                                                   Snap-On, Inc. (14%),
                                                                   Inchscape Testing Services (14%)

45 Commerce Way ...........             9.33                8.87   Ericsson Radio Systems Inc. (52%),
                                                                   Woodward Clyde Consultants (27%),
                                                                   Oakwood Corporate Housing (10%),
                                                                   Sensormatic Electronics (10%)

60 Commerce Way ...........             5.80                5.42   Ericsson Inc. (43%),
                                                                   Relectronic Service Corp. (43%),
                                                                   Maxlite-S.K. America (14%)

80 Commerce Way (8)........               --                  --   Hey Diddle Diddle Inc. (52%), Bell
                                                                   Atlantic Communications (11.6%)

100 Commerce Way (8).......               --                  --

120 Commerce Way ......                14.18               13.96   Deerfield Healthcare (100%)

140 Commerce Way ..........             7.81                7.81   Advanced Images Systems Inc.(20%),
                                                                   Philips Consumer (l9%), Holder
                                                                   Group Inc. (11%), Showa Toll
                                                                   USA Inc. (10%), Alpha Testing (10%),
                                                                   Telsource Inc. (10%), Dairygold (10%),
                                                                   Universal Hospital Services (10%)
                                    Page 25

                                                                                                       Percentage
                                                                                                         of 1996
                                                             Percentage                                 Total Office
                                                    Net        Leased         1996            1996       and Office/
                                                 Rentable       as of         Base         Effective      Flex Base
        Property                       Year        Area       12/31/96        Rent            Rent          Rent
        Location                       Built    (Sq. Ft.)      (%)(1)       ($000)(2)      ($000)(3)         (%)
        --------                       -----    ---------      ------       ---------      ---------         ---
Year-End Office/Flex Properties(cont.)

WALL TOWNSHIP,
 MONMOUTH COUNTY, NJ
1325 Campus Parkway .......            1988        35,000          91.9         392         391            0.53


1340 Campus Parkway .......            1992        72,502          88.9         600         600            0.81




1320 Wykoff Road ..........            1986        20,336         100.0         190         190            0.26


1324 Wykoff Road ..........            1987        21,168         100.0         206         206            0.28



1433 Highway 34 ...........            1985        69,020          94.7         563         549            0.76




HAMILTON TOWNSHIP,
 MERCER COUNTY, NJ
100 Horizon Drive  ........            1989        13,275         100.0         226         226            0.30

200 Horizon Drive .........            1991        45,770          85.3         445         445            0.60


300 Horizon Drive .........            1989        69,780        100.00         923         919            1.25



500 Horizon Drive .........            1990        41,205          92.8         436         427            0.59
                                                ---------        ------      ------      ------          ------


Total Yr-End Office/Flex Prop.                    761,672          91.5       6,848       6,741            9.22
                                                ---------        ------      ------      ------          ------

Total Year-End Properties                       7,134,551          96.4      74,255      69,750          100.00
                                                =========          ====      ======      ======          ======
See footnotes on subsequent page.

                                                 1996           1996          Tenants Leasing
                                                Average        Average          10% or More
                                               Base Rent      Effective           of Net
                                                  per          Rent Per         Rentable Area
        Property                                Sq. Ft.         Sq. Ft.         per Property
        Location                                 ($)(4)         ($)(5)        as of 12/31/96(6)
        --------                                 ------         ------        -----------------
Year-End Office/Flex Properties(cont.)

WALL TOWNSHIP,
 MONMOUTH COUNTY, NJ
1325 Campus Parkway .......      1988           12.19            12.16   American Press (71%)


1340 Campus Parkway .......      1992            9.31             9.31   Groundwater & Environmental
                                                                         Services(33%), Software Shop(22%),
                                                                         Lincare/Omni (15%), Association
                                                                         for Retarded Citizens (11%)

1320 Wykoff Road ..........      1986            9.34             9.34   Eastern Automation (71%),
                                                                         A.T.&T. Corp. (29%)

1324 Wykoff Road ..........      1987            9.73             9.73   A.T.& T. Corp. (29%),
                                                                         State of New Jersey (25%),
                                                                         Supply Saver, Inc. (22%)

1433 Highway 34 ...........      1985            8.61             8.40   State Farm Mutual Auto
                                                                         Insurance (22%), NJ
                                                                         Natural Gas Co. (14%),
                                                                         Beacon Tool Inc. (12%)

HAMILTON TOWNSHIP,
 MERCER COUNTY, NJ
100 Horizon Drive  ........      1989           17.02            17.02   H.I.P. of New Jersey Inc. (100%)

200 Horizon Drive .........      1991           11.40            11.40   O.H.M. Remediation
                                                                         Services Corp. (85%)

300 Horizon Drive .........      1989           13.23            13.17   State of NJ/D.E.P (50%),
                                                                         McFaul & Lyons (26%),
                                                                         Fluor Daniel GTI (24%)

500 Horizon Drive .........      1990           11.40            11.17   First Financial (30%),
                                                                         Lakeview Child Center Inc.(19%),
                                                                         SHL Systems House Corp. (18%),
                                                                         NJ Consumer Water Co. (14%),
                                                                         Diedre Moire Corp. (11%)
                                                -----           ------
Total Yr-End Office/Flex Prop.                  10.00 (11)        9.84  (11)
                                                -----           ------

Total Year-End Properties                       17.28 (11)       16.07  (11)
                                                -----           ------
See footnotes on subsequent page.

-------------------------

(1)      Based on all leases in effect as of December 31, 1996.

(2)      Total  base  rent  for  1996,   determined  in  accordance  with  GAAP.
         Substantially  all of the leases  provide  for  annual  base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or  increases in real estate  taxes and certain  operating costs,  as  defined,  and the pass  through of charges  for  electrical usage.

(3) Total base rent for 1996 minus total 1996 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.

(4) Base rent for 1996 divided by net rentable square feet leased at December 31, 1996. For those properties acquired by the Company during 1996, amounts presented reflected only that portion of the year during which the Company owned the properties.

(5) Effective rent for 1996 divided by net rentable square feet leased at December 31, 1996. For those properties acquired by the Company during 1996, base rent and effective rent amounts presented reflect only that portion of the year during which the Company owned the properties.

(6)      Excludes office space leased by the Company.

(7)      15 Essex Road was sold by the Company on March 20, 1996.

(8) As this Year-End Property was acquired or fully constructed by the Company during 1996, the amounts represented in 1996 Base Rent and Effective Rent as well as 1996 Average Base Rent per Sq.Ft. and 1996
         Average Effective Rent per Sq.Ft. reflect only that portion of the year during which the Company owned or placed the property in service during the year. Accordingly, amounts may not be indicative of the property's full year results.

(9) The Harborside Financial Center was completely reconstructed from 1983 through 1990, although the base structure was originally constructed in 1930.

(10) The Company has a lease agreement with a parking services company for the use of certain land at Harborside to be used as a paid parking area.

(11)     Includes only those properties owned by the Company on January 1, 1996.
                                    Page 28

RM Properties: Property Tables

The following tables set forth certain historical information relating to each of the RM Office Properties, the RM Office/Flex Properties and the
Industrial/Warehouse properties which were owned 100 percent by RM as of December 31, 1996.

                                                                                       Percentage
                                                                                        Of 1996
                                                                                      Total Office,
                                                         Percentage                    Office/Flex,
                                               Net         Leased        1996         & Industrial/
                                            Rentable        as of        Base           Warehouse
      Property                    Year        Area        12/31/96       Rent           Base Rent
      Location                   Built     (Sq. Ft.)       (%)(1)      ($000)(2)           (%)
      --------                   -----     ---------       ------      ---------      -------------
RM Office Properties

ELMSFORD,
 WESTCHESTER COUNTY, NY
100 Clearbrook Road(6) ....       1975        60,000         93.8          776            1.32

101 Executive Boulevard ...       1971        50,000         94.3          893            1.52




570 Taxter Road ...........       1972        75,000         94.2        1,483            2.52

HAWTHORNE,
 WESTCHESTER COUNTY, NY
1 Skyline Drive ...........       1980        20,400         50.0          134            0.23

2 Skyline Drive ...........       1987        30,000        100.0          420            0.71



17 Skyline Drive ..........       1989        85,000        100.0        1,130            1.92

30 Saw Mill River Road ....       1982       248,400        100.0        4,471            7.59

                                    1996              Tenants Leasing
                                   Average             10% or More
                                  Base Rent               of Net
      Property                        per              Rentable Area
      Location                     Sq. Ft.              per Property
      --------                      ($)(3)            as of 12/31/96(4)
                                    ------           -----------------
RM Office Properties

ELMSFORD,
 WESTCHESTER COUNTY, NY
100 Clearbrook Road(6) ....         13.79       ANS (34%)

101 Executive Boulevard ...         18.92       Pennysaver Group (18%),
                                                MCS Business Machines(11%),
                                                Alcone Sim's O'Brien (12%)


570 Taxter Road ...........         20.99       Connecticut General (15%)

HAWTHORNE,
 WESTCHESTER COUNTY, NY
1 Skyline Drive ...........         13.11       Childtime Childcare (50%)

2 Skyline Drive ...........         13.99       MW Samara (41%),
                                                Perinin Construction (30%),
                                                Boykoff & Bell (13%)

17 Skyline Drive ..........         13.29       IBM (100%)

30 Saw Mill River Road ....         18.00       IBM (100%)



                                                                                        Percentage
                                                                                         Of 1996
                                                                                       Total Office,
                                                         Percentage                     Office/Flex,
                                               Net         Leased        1996          & Industrial/
                                            Rentable        as of        Base            Warehouse
      Property                    Year        Area        12/31/96       Rent            Base Rent
      Location                   Built     (Sq. Ft.)       (%)(1)      ($000)(2)            (%)
      --------                   -----     ---------       ------      ---------       -------------
RM Office Properties(cont.)

YONKERS,
 WESTCHESTER COUNTY, NY
1 Executive Boulevard......       1982       112,000        82.5        1,958                3.32

3 Executive Boulevard......       1987        58,000        95.0        1,100                1.87


TARRYTOWN,
 WESTCHESTER COUNTY, NY
200 White Plains Road .....       1982        89,000        91.3        1,588                2.69




220 White Plains Road......       1984        89,000        96.2        1,772                3.01

WHITE PLAINS,
 WESTCHESTER COUNTY, NY
1 Barker Avenue ...........       1975        68,000       100.0        1,461                2.48



3 Barker Avenue ...........       1983        65,300        98.9        1,216                2.06

1 Water Street ............       1979        45,700       100.0          874                1.48


11 Martine Avenue .........       1987       180,000       100.0        4,224                7.17



50 Main Street .............      1985       309,000        96.7        7,039               11.95

                                           ---------       ------     -------               -----
Total RM Office Properties                 1,584,800         95.9      30,539               51.84
                                           ---------       ------     -------               -----

                                       1996              Tenants Leasing
                                      Average             10% or More
                                     Base Rent              of Net
                                         per              Rentable Area
      Property                        Sq. Ft.             per Property
      Location                         ($)(3)           as of 12/31/96(4)
      --------                         ------           -----------------
RM Office Properties(cont.)

YONKERS,
 WESTCHESTER COUNTY, NY
1 Executive Boulevard......           21.19       Wise/Contact US (14%)

3 Executive Boulevard......           19.97       GMAC/MIC (47%),
                                                  Metropolitan Life (22%)

TARRYTOWN,
 WESTCHESTER COUNTY, NY
200 White Plains Road .....           19.53       Independent Health (28%),
                                                  Allmerica Finance (17%),
                                                  NYS Dept. of
                                                  Environmental Services(13%)

220 White Plains Road......           20.70       Stellare Management (11%)

WHITE PLAINS,
 WESTCHESTER COUNTY, NY
1 Barker Avenue ...........           21.49       O'Connor, McGuinn (19%),
                                                  United Skys
                                                  Realty Corp. (19%)

3 Barker Avenue ...........           18.82       Bernard C. Harris (56%)

1 Water Street ............           19.13       Trigen Energy (37%),
                                                  Stewart Title (15%)

11 Martine Avenue .........           23.47       KPMG Peat Marwick (14%),
                                                  McCarthy Fingar (11%),
                                                  David Worby (11%)

50 Main Street .............          23.57       National Economic
                                      -----       Research Assoc. Inc.(10%)

Total RM Office Properties            20.10
                                      -----

                                                                                      Percentage
                                                                                       Of 1996
                                                                                     Total Office,
                                                         Percentage                   Office/Flex,
                                               Net         Leased        1996        & Industrial/
                                            Rentable        as of        Base          Warehouse
       Property                   Year        Area        12/31/96       Rent          Base Rent
       Location                  Built     (Sq. Ft.)       (%)(1)      ($000)(2)          (%)
       --------                  -----     ---------       ------      ---------     -------------
RM Office/Flex Properties

ELMSFORD,
 WESTCHESTER COUNTY, NY
1 Westchester Plaza .....         1967        25,000        100.0          282            0.48




2 Westchester Plaza .....         1968        25,000        100.0          387            0.66



3 Westchester Plaza .....         1969        93,500        100.0        1,088            1.85




4 Westchester Plaza ......        1969        44,700         86.6          520            0.88



5 Westchester Plaza ......        1969        20,000        100.0          229            0.39





6 Westchester Plaza ......        1968        20,000         76.5          196            0.33




7 Westchester Plaza ......        1972        46,200        100.0          619            1.05



8 Westchester Plaza ......        1971        67,200         68.5          711            1.21




                                    1996            Tenants Leasing
                                   Average           10% or More
                                  Base Rent             of Net
                                     per             Rentable Area
       Property                    Sq. Ft.           per Property
       Location                     ($)(3)         as of 12/31/96(4)
       --------                     ------         -----------------
RM Office/Flex Properties

ELMSFORD,
 WESTCHESTER COUNTY, NY
1 Westchester Plaza .....           11.30      KCI Therapeutic (40%),
                                               Thin Film Concepts (20%),
                                               RS Knapp(20%),
                                               American Greeting (20%)

2 Westchester Plaza .....           15.50      Board of Cooperation (78%),
                                               Kin-Tronics (12%),
                                               Squires Production (10%)

3 Westchester Plaza .....           11.63      Apria Healthcare (32%),
                                               Kangol Headware (27%),
                                               V-Band Corp. (16%),
                                               Dental Concepts (12%)

4 Westchester Plaza ......          13.43      Metropolitan Life (38%),
                                               EEV Inc. (34%)


5 Westchester Plaza ......          11.45      Kramer Scientific (26%),
                                               Rokonet Industries (25%),
                                               UA Plumbers Education
                                               (25%), Furniture
                                               Etc. (13%), Fujitsu (13%)

6 Westchester Plaza ......          12.80      Xerox (27%), Signacon
                                               Control (27%), PC Technical
                                               (23%), Girard Rubber
                                               Co. (12%)

7 Westchester Plaza ......          13.41      Emigrant Savings (56%),
                                               Fire-End Croker (22%),
                                               Health Maintenance (10%)

8 Westchester Plaza ......          15.46      Westchester Library (19%),
                                               Mamiya Amnerica (16%),
                                               Self Powered
                                               Lighting (13%)


                                                                                       Percentage
                                                                                        Of 1996
                                                                                      Total Office,
                                                         Percentage                    Office/Flex,
                                               Net         Leased        1996         & Industrial/
                                            Rentable        as of        Base           Warehouse
       Property                   Year        Area        12/31/96       Rent           Base Rent
       Location                  Built     (Sq. Ft.)       (%)(1)      ($000)(2)           (%)
       --------                  -----     ---------       ------      ---------      -------------
RM Office/Flex Properties(cont.)

ELMSFORD,
 WESTCHESTER COUNTY, NY(cont.)
11 Clearbrook Road .......        1974        31,800        100.0          267             0.45





75 Clearbrook Road .......        1990        32,720        100.0          665             1.13

150 Clearbrook Road ......        1975        74,900        100.0          939             1.59



175 Clearbrook Road ......        1973        98,900         97.6        1,191             2.02


200 Clearbrook Road ......        1974        94,000        100.0          946             1.61




250 Clearbrook Road ......        1973       155,000         84.1        1,206             2.05



50 Executive Boulevard ...        1969        45,200         98.1          386             0.66


77 Executive Boulevard ...        1977        13,000        100.0          169             0.29


85 Executive Boulevard ...        1968        31,000        100.0          287             0.49


                                         1996            Tenants Leasing
                                        Average            10% or More
                                       Base Rent             of Net
                                          per           Rentable Area
       Property                         Sq. Ft.           per Property
       Location                          ($)(3)         as of 12/31/96(4)
       --------                          ------         -----------------
RM Office/Flex Properties(cont.)

ELMSFORD,
 WESTCHESTER COUNTY, NY(cont.)
11 Clearbrook Road .......                8.41       Eastern Jungle (27%),
                                                     Treetops Inc. (21%)
                                                     MCS Marketing (18%),
                                                     Creative Medical (14%),
                                                     Puig Perfumes (14%)

75 Clearbrook Road .......               20.33       Evening Out (100%)

150 Clearbrook Road ......               12.54       Court Sports I(24%),
                                                     Philips Medical (18%),
                                                     Transwestern Pub (12%)

175 Clearbrook Road ......               12.34       Midland Avenue (35%),
                                                     Hypres (12%)

200 Clearbrook Road ......               10.06       Midland Avenue (22%),
                                                     Proftech Corp. (20%),
                                                     IR Industries (18%),
                                                     Wyse Technology (14%)

250 Clearbrook Road ......                9.25       AFP Imaging (42%),
                                                     The Artina Group (14%)

50 Executive Boulevard ...                8.71       MMO Music Group (69%),
                                                     Medical Billing (22%)

77 Executive Boulevard ...               13.03       Bright Horizons (55%),
                                                     WNN Corporation (35%)

85 Executive Boulevard ...                9.25       Vrex Inc. (49%), Westhab
                                                     Inc,. (18%), Saturn II
                                                     Systems (11%), John
                                                     Caulfields (13%)



                                                                                       Percentage
                                                                                        Of 1996
                                                                                      Total Office,
                                                         Percentage                    Office/Flex,
                                               Net         Leased        1996         & Industrial/
                                            Rentable        as of        Base           Warehouse
      Property                    Year        Area        12/31/96       Rent           Base Rent
      Location                   Built     (Sq. Ft.)       (%)(1)      ($000)(2)           (%)
      --------                   -----     ---------       ------      ---------      -------------
RM Office/Flex Properties(cont.)

ELMSFORD,
 WESTCHESTER COUNTY, NY(cont.)
300 Executive Blvd .......        1970        60,000        100.0          514             0.87



350 Executive Blvd .......        1970        15,400        100.0          238             0.40

399 Executive Blvd .......        1962        80,000        100.0          926             1.57


400 Executive Blvd .......        1970        42,200        100.0          550             0.93



500 Executive Blvd .......        1970        41,600        100.0          566             0.96





525 Executive Blvd .......        1972        61,700        100.0          752             1.28



HAWTHORNE,
 WESTCHESTER COUNTY, NY
4 Skyline Drive ...........       1987        80,600        100.0        1,082             1.84


8 Skyline Drive ...........       1985        50,000        100.0          487             0.83



10 Skyline Drive ..........       1985        20,000         81.0          215             0.36




                                       1996            Tenants Leasing
                                      Average            10% or More
                                     Base Rent             of Net
                                        per             Rentable Area
      Property                        Sq. Ft.           per Property
      Location                         ($)(3)         as of 12/31/96(4)
      --------                         ------         -----------------
RM Office/Flex Properties(cont.


ELMSFORD,
 WESTCHESTER COUNTY, NY(cont.)
300 Executive Blvd .......              8.57      Varta Batteries (44%),
                                                  Princeton Ski Outlet (43%),
                                                  LMG International (12%)

350 Executive Blvd .......             15.45      Ikon Office (100%)

399 Executive Blvd .......             11.57      American Banknote (72%),
                                                  Kaminstein Imports (28%)

400 Executive Blvd .......             13.03      Baker Engineering (38%),
                                                  North American Van
                                                  Lines (24%)

500 Executive Blvd .......             13.61      Singer Holding Corp. (36%),
                                                  Dover Elevator (16%),
                                                  Commerce Overseas(16%),
                                                  Charles Martine (13%),
                                                  Olsten Home Health (13%)

525 Executive Blvd .......             12.18      Vie de France (57%),
                                                  New York Blood Center
                                                  (21%)

HAWTHORNE,
 WESTCHESTER COUNTY, NY
4 Skyline Drive ...........            13.43      GEC Alsthom (50%),
                                                  RMI Direct Marketing (10%)

8 Skyline Drive ...........             9.75      Cityscape (51%),
                                                  Reveco Inc. (29%),
                                                  Stratasys Inc. (12%)

10 Skyline Drive ..........            13.27      DX Communications (65%),
                                                  Galston Corp. (17%)


                                                                                       Percentage
                                                                                        Of 1996
                                                                                      Total Office,
                                                         Percentage                    Office/Flex,
                                              Net         Leased         1996         & Industrial/
                                            Rentable       as of          Base          Warehouse
        Property                 Year        Area        12/31/96         Rent          Base Rent
        Location                 Built     (Sq. Ft.)       (%)(1)      ($000)(2)           (%)
        --------                 -----     ---------       ------      ---------      -------------
RM Office/Flex Properties(cont.)

HAWTHORNE,
 WESTCHESTER COUNTY, NY(cont.)
11 Skyline Drive ..........       1989        45,000        100.0          679               1.15




15 Skyline Drive ..........       1989        55,000        100.0          902               1.53



200 Saw Mill River Road ...       1965        51,100        100.0          611               1.04



YONKERS,
 WESTCHESTER COUNTY, NY
100 Corporate Boulevard ...       1987        78,000        100.0        1,260               2.14




4 Executive Plaza .........       1986        80,000         83.6          704               1.19


6 Executive Plaza .........       1987        80,000        100.0          962               1.63



1 Odell Plaza .............       1980       106,000         98.2        1,099               1.87



5 Odell Plaza .............       1983        38,400        100.0          439               0.74



7 Odell Plaza.............        1984        42,600        100.0          587               1.00

                                      1996               Tenants Leasing
                                     Average               10% or More
                                    Base Rent                of Net
                                       per                Rentable Area
        Property                     Sq. Ft.              per Property
        Location                      ($)(3)            as of 12/31/96(4)
                                      ------            -----------------
RM Office/Flex Properties(cont.)

HAWTHORNE,
 WESTCHESTER COUNTY, NY(cont.)
11 Skyline Drive ..........           15.09        Cube Computer (40%), Steri
                                                   Pharmacy (19%), Bowthorpe
                                                   Holdings (18%), Planned
                                                   Parenthood (11%)

15 Skyline Drive ..........           16.40        United Parcel Service (61%),
                                                   Emisphere Technology (23%),
                                                   Minolta Copier (16%)

200 Saw Mill River Road ...           11.96        Walter Degruyter (21%),
                                                   Xerox (17%), Argents Air
                                                   Express(12%), SI Industrial
                                                   (10%), AAR Hardware (10%)
YONKERS,
 WESTCHESTER COUNTY, NY
100 Corporate Boulevard ...           16.15        Bank of New York (28%),
                                                   Montefore (19%), Xerox
                                                   (13%), Quality Lifestyle
                                                   (12%), Medigene (11%)

4 Executive Plaza .........           10.52        O K Industries (43%),
                                                   Minami International (11%)

6 Executive Plaza .........           12.02        Cablevision System (39%),
                                                   KVL Audio Visual (12%),
                                                   Empire Managed (10%)

1 Odell Plaza .............           10.55        Court Sports II (19%),
                                                   Gannett Satellite (11%),
                                                   Crown Trophy (10%)

5 Odell Plaza .............           11.42        Voyetra Technology (45%),
                                                   Photo Fili Inc. (34%),
                                                   Premier Pharmacy (22%)

7 Odell Plaza.............            13.78        US Post Office (41%),
                                                   Bright Horizons (16%),
                                                   TT Systems Corp. (12%),
                                                   CP Bourg Inc. (12%)


                                                                                       Percentage
                                                                                        Of 1996
                                                                                      Total Office,
                                                         Percentage                    Office/Flex,
                                               Net         Leased        1996         & Industrial/
                                            Rentable        as of        Base           Warehouse
        Property                 Year        Area        12/31/96       Rent            Base Rent
        Location                 Built     (Sq. Ft.)       (%)(1)      ($000)(2)           (%)
        --------                 -----     ---------       ------      ---------      -------------
RM Office/Flex Properties(cont.)

STAMFORD,
 FAIRFIELD COUNTY, CT
419 West Avenue ...........       1986        88,000        100.0        1,333             2.26

500 West Avenue ...........       1988        25,000        100.0          320             0.54





550 West Avenue ...........       1990        54,000        100.0          721             1.22


                                           ---------        ------     -------            -----
Total RM Office/Flex Properties            2,112,720          96.3      25,035            42.49
                                           ---------        ------     -------            -----




                                           1996             Tenants Leasing
                                          Average            10% or More
                                         Base Rent              of Net
                                             per            Rentable Area
        Property                         Sq. Ft.             per Property
        Location                           ($)(3)          as of 12/31/96(4)
        --------                           ------          -----------------
RM Office/Flex Properties(cont.)

STAMFORD,
 FAIRFIELD COUNTY, CT
419 West Avenue ...........                15.15       Lear Siegal Inc. (81%)

500 West Avenue ...........                12.80       TNT Skypac (26%), Stamford
                                                       Associates (26%), Lead
                                                       Trackers(21%), Delecor
                                                       USA (17%), M. Cohen &
                                                       Sons (11%)

550 West Avenue ...........                13.35       Lifecodes Corp. (44%),
                                                       Davidoff of Geneva (39%)

                                           -----
Total RM Office/Flex Properties            12.31
                                           -----





                                                                                       Percentage
                                                                                        Of 1996
                                                                                      Total Office,
                                                         Percentage                    Office/Flex,
                                               Net         Leased        1996         & Industrial/
                                            Rentable        as of        Base           Warehouse
      Property                    Year        Area        12/31/96       Rent           Base Rent
      Location                    Built     (Sq. Ft.)       (%)(1)      ($000)(2)          (%)
      --------                    -----     ---------       ------      ---------     -------------
Industrial/Warehouse Properties

ELMSFORD,
 WESTCHESTER COUNTY, NY
1 Warehouse Lane ..........       1957         6,600         100.0           42             0.07

2 Warehouse Lane ..........       1957        10,900          95.9          109             0.19



3 Warehouse Lane ..........       1957        77,200         100.0          249             0.42

4 Warehouse Lane ..........       1957       195,500          80.0        1,758             2.99




5 Warehouse Lane ..........       1957        75,100         100.0          737             1.25





6 Warehouse Lane ..........       1982        22,100         100.0          445             0.75

                                           ---------         -----      -------           ------
Total Industrial/Warehouse Prop.             387,400          89.8        3,340             5.67
                                           ---------         -----      -------           ------

Total RM Office, Office/Flex and
 Industrial/Warehouse Properties           4,084,920          95.5       58,914           100.00
                                           =========         =====      =======           ======
See footnotes on subsequent page.
                                     Page 43

                                        1996           Tenants Leasing
                                       Average           10% or More
                                      Base Rent            of Net
                                         per            Rentable Area
      Property                         Sq. Ft.          per Property
      Location                        ($)(3)          as of 12/31/96 (4)
      --------                         ------          --------------
Industrial/Warehouse Properties

ELMSFORD,
 WESTCHESTER COUNTY, NY
1 Warehouse Lane ..........             6.38       JP Trucking Service(100%)

2 Warehouse Lane ..........            10.48       RJ Bruno Roofing (55%),
                                                   Savin Engineering (41%)


3 Warehouse Lane ..........             3.23       United Parcel Service Inc. (100%)

4 Warehouse Lane ..........            11.24       San Mar Laboratory (55%),
                                                   Marcraft Clothes (18%),
                                                   2 Westchester Medical
                                                   (11%)

5 Warehouse Lane ..........             9.82       Metbev Inc. (42%), E&H
                                                   Tire Buying (19%),
                                                   Backstage Exclusive
                                                   Knitwear (16%),
                                                   Conway Import Co. (10%)

6 Warehouse Lane ..........            20.12       Conway General (96%)
                                       -----

Total Industrial/Warehouse Prop.        9.60
                                       -----

Total RM Office, Office/Flex and
 Industrial/Warehouse Properties       15.10
                                       -----

See footnotes on subsequent page.

-------------------------
(1)  Based on all leases in effect as of December 31, 1996.

(2) Total base rent for RM, as recorded in 1996, determined in accordance with GAAP. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(3)  Base rent for 1996 divided by net  rentable  square feet leased at December
     31, 1996.

(4)  Excludes office space leased by RM as of December 31, 1996.

Retail Properties.
The Company owns two stand-alone retail properties as of February 28, 1997, both acquired in the RM Acquisition.

The Company owns an 8,000 square foot restaurant, constructed in 1986, located in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Magic at Yonkers, Inc. for use as a Red Robin restaurant under a 25-year lease. The lease currently provides for fixed annual rent of $230,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires on June 30, 2012, includes scheduled rent increases in July 1997 to approximately $265,000 annually, and in July 2002 to approximately $300,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 1996 base rental revenue, calculated in accordance with GAAP, to RM was approximately $198,000.

The Company also owns a 9,300 square foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Fridays under a 10-year lease which provides for fixed annual rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires on August 31, 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 1996 base rental revenue, calculated in accordance with GAAP, to RM was approximately $195,000.

Land Leases.
The Company owns two land leases as of February 28, 1997, both acquired in the RM Acquisition.

The Company has land leased to Star Enterprises, where a 2,264 square foot Texaco Gas Station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provides for annual rent of approximately $125,000 through January 1998, with an increase to approximately $145,000 annual rent through April 30, 2005. The lease also provides for two five-year renewal options. 1996 base rental revenue, calculated in accordance with GAAP, to RM was approximately $135,000.

The Company also leases five acres of land to Rake Realty, where a 103,500 office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires on November 30, 2000. RM's 1996 base rent, calculated in accordance with GAAP, under this lease was approximately $97,000. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

Multi-family Residential Properties.
As of February 28, 1997, the Company owned two multi-family residential properties, described below:

Tenby Chase Apartments, Delran, Burlington County, New Jersey

The Company's multi-family residential property, known as the Tenby Chase Apartments, was built in 1970. The property contains 327 units, comprised of 196 one-bedroom units and 131 two-bedroom units, with an average size of approximately 1,235 square feet per unit. The property had an average monthly rental rate of approximately $713 per unit during 1996 and was approximately 97 percent leased as of December 31, 1996. The property had 1996 total base rent of approximately $2.7 million which represented approximately 3.5 percent of the Company's 1996 total base rent. The average occupancy rate for the Property in each of 1996, 1995, and 1994, was 95.3 percent, 93.6 percent, and 94.8 percent respectively.

25 Martine Avenue, White Plains, Westchester County, New York

The Company's multi-family residential property, acquired in the RM Acquisition and known as 25 Martine Avenue, was completed in 1987. The property contains 124 units, comprised of 18 studio units, 71 one-bedroom units and 35 two-bedroom units, with an average size of approximately 722 square feet per unit. The property had an average monthly rental rate of approximately $1,488 per unit during 1996 and was 100.0 percent leased as of December 31, 1996. The property had 1996 total base rent to RM of approximately $2.1 million which represented approximately 3.5 percent of the RM Properties' 1996 total base rent of RM. The average occupancy rate for the property in each of 1996, 1995 and 1994 was 96.4 percent, 98.3 percent and 97.6 percent, respectively.

Year-End Office Properties: Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the Year-End Office Properties beginning January 1, 1997, assuming that none of the tenants exercises renewal options:

                                                                                  Average Annual
                                        Percentage of                              Rent per Net
                                        Net Rentable    Total Leased  Annual Base     Rentable
                                        Area Subject    Square Feet    Rent Under   Square Foot
                            Number of   to Expiring    Represented by   Expiring    Represented
Year of                      Leases       Leases         Expiring       Leases      By Expiring
Expiration                 Expiring(1)  (Sq. Ft.)       Leases(%)(2)    ($000)(3)     Leases($)
----------                 -----------  ---------       ------------    ---------     ---------
1997 ............              80         446,492            7.49        8,335          18.67

1998 ............              93         963,384           16.17       13,883          14.41

1999 ............             109         755,273           12.68       14,383          19.04

2000 ............              84       1,132,727           19.01       21,036          18.57

2001 ............              57         579,496            9.73       11,831          20.42

2002 ............              26         275,143            4.62        6,416          23.32

2003 ............              15         367,381            6.17        6,363          17.32

2004 ............               6          67,411            1.13        1,480          21.95

2005 ............               6         126,663            2.13        2,005          15.83

2006 ............               8         147,911            2.48        3,072          20.77

2007 & Thereafter              16       1,096,443           18.39       22,837          20.83
                              ---       ---------          ------      -------          -----
Total/Weighted
 Average ........             500       5,958,324          100.00      111,641          18.74
                              ===       =========          ======      =======          -----


(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)  Excludes all space vacant as of December 31, 1996.

(3) Based upon aggregate base rent, determined in accordance with GAAP, including all leases dated on or before December 31, 1996.

Year-End Office/Flex Properties: Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the Year-End Office/Flex Properties, beginning January 1, 1997, assuming that none of the tenants exercises renewal options:

                                                                               Average Annual
                                                    Percentage of              Rent per Net
                                     Net Rentable   Total Leased   Annual Base   Rentable
                                    Area Subject   Square Feet     Rent Under   Square Foot
                          Number of  to Expiring   Represented by   Expiring    Represented
Year of                    Leases      Leases         Expiring      Leases      By Expiring
Expiration               Expiring(1)  (Sq. Ft.)     Leases(%)(2)    ($000)(3)      Leases($)
----------               -----------  ---------     ------------    ---------      ---------
1997 ............            17       149,866           21.68        1,380           9.21

1998 ............             9        89,266           12.91          864           9.68

1999 ............            13        97,601           14.12        1,039          10.65

2000 ............            13       176,531           25.53        1,963          11.12

2001 ............             9        85,987           12.44          854           9.93

2002 ............             2        13,824            2.00          135           9.77

2003 ............             1         9,024            1.31          128          14.18

2004 ............             1        39,060            5.65          445          11.39

2005 ............             1         7,225            1.05           71           9.83

2007 & Thereafter             2        22,844            3.31          230          10.07
                             --       -------          ------      -------          -----
Total/Weighted
 Average ........            68       691,228          100.00        7,109          10.28
                             ==       =======          ======      =======          -----

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)  Excludes all space vacant as of December 31, 1996.

(3) Based upon aggregate base rent determined in accordance with GAAP, including all leases dated on or before December 31, 1996.



RM Office Properties: Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the RM Office Properties beginning January 1, 1997, assuming that none of the tenants exercises renewal options:

                                                                                    Average Annual
                                                        Percentage of               Rent per Net
                                         Net Rentable   Total Leased    Annual Base   Rentable
                                         Area Subject    Square Feet     Rent Under  Square Foot
                             Number of    to Expiring   Represented by  Expiring     Represented
Year of                      Leases       Leases          Expiring        Leases      By Expiring
Expiration                  Expiring(1)  (Sq. Ft.)      Leases(%)(2)    ($000)(3)     Leases($)
----------                  -----------  ---------      ------------    ---------     ---------
1997 ............              76         262,279           17.77        5,422          20.67

1998 ............              51         204,357           13.85        4,473          21.89

1999 ............              61         185,156           12.55        3,840          20.74

2000 ............              29         468,778           31.77        8,282          17.67

2001 ............              28         193,965           13.14        4,237          21.85

2002 ............              10          49,716            3.37        1,034          20.79

2003 ............               6          61,267            4.15        1,349          22.02

2004 ............               2           5,470            0.37          124          22.62

2005 ............               4          37,015            2.51          840          22.71

2006 ............               1           6,108            0.41          153          25.00

2007 & Thereafter               1           1,667            0.11           31          18.50
                              ---       ---------          ------       ------          -----
Total/Weighted
 Average ........             269       1,475,778          100.00       29,785          20.18
                              ===       =========          ======       ======          -----




(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)  Excludes all space vacant as of December 31, 1996.

(3) Based upon aggregate historical base rent to RM, determined in accordance with GAAP, including all leases dated on or before December 31, 1996.



RM Office/Flex Properties: Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the RM Office/Flex Properties, beginning January 1, 1997, assuming that none of the tenants exercises renewal options:

                                                                                     Average Annual
                                         Percentage of                                Rent per Net
                                         Net Rentable   Total Leased    Annual Base     Rentable
                                         Area Subject   Square Feet    Rent Under     Square Foot
                            Number of    to Expiring    Represented by   Expiring     Represented
Year of                      Leases       Leases          Expiring        Leases      By Expiring
Expiration                 Expiring(1)   (Sq. Ft.)       Leases(%)(2)    ($000)(3)      Leases($)
----------                 -----------   ---------       ------------    ---------      ---------
1997 ............              37         215,598           10.70         2,528           11.73

1998 ............              61         349,817           17.37         4,319           12.35

1999 ............              45         290,765           14.44         3,329           11.45

2000 ............              34         344,358           17.10         4,190           12.17

2001 ............              41         450,701           22.38         5,481           12.16

2002 ............              15         168,364            8.36         2,038           12.10

2003 ............               2          31,871            1.58           422           13.23

2006 ............               4          88,699            4.40         1,351           15.23

2007 & Thereafter               2          73,934            3.67         1,080           14.61
                              ---       ---------          ------     ---------       ---------
Total/Weighted
 Average ........             241       2,014,107          100.00        24,738           12.28
                              ===       =========          ======     =========       ---------

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)  Excludes all space vacant as of December 31, 1996.

(3) Based upon aggregate base rent to RM determined in accordance with GAAP, including all leases dated on or before December 31, 1996.

RM Industrial/Warehouse Properties: Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the RM Industrial/Warehouse Properties, beginning January 1, 1997, assuming that none of the tenants exercises renewal options:

                                                                            Average Annual
                                                Percentage of                Rent per Net
                                  Net Rentable  Total Leased    Annual Base    Rentable
                                  Area Subject    Square Feet   Rent Under   Square Foot
                     Number of    to Expiring   Represented by  Expiring     Represented
Year of                Leases       Leases        Expiring       Leases      By Expiring
Expiration            Expiring(1)  (Sq. Ft.)     Leases(%)(2)    ($000)(3)     Leases($)
1997 .........             4        31,500            9.18        272           8.65

1998 .........             5       150,803           43.94        923           6.12

2000 .........             2        18,504            5.39        207          11.18

2001 .........             3        33,778            9.84        592          17.52

2004 .........             1       108,600           31.65      1,112          10.24
                          --       -------          ------    -------          -----
Total/Weighted
 Average .....            15       343,185          100.00      3,106           9.05
                          ==       =======          ======    ========         -----




(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)  Excludes all space vacant as of December 31, 1996.

(3) Based upon aggregate historical base rent to RM, determined in accordance with GAAP, including all leases dated on or before December 31, 1996.



95 Christopher Columbus Drive, Jersey City, Hudson County, NJ

As the 1996 revenues of 95 Christopher Columbus Drive, Jersey City ("Grove Street") was in excess of 10 percent of the Company's consolidated total revenues for the year ended December 31, 1996, additional information regarding Grove Street is provided below.

Grove Street is located in the Waterfront Region submarket of Hudson County, which includes Hoboken, Jersey City and Weehawken. The building, built in 1989, is located on approximately 1.8 acres and has 36,600 square feet on each of the first 18 floors and 24,000 square feet on the 19th floor. On April 9, 1996, DLJ, a significant tenant that previously leased approximately 55 percent of the space at Grove Street, signed a lease with the Company for an additional 73,200 square feet of office space and on December 31, 1996, DLJ signed a lease for an additional 6,507 square feet of space, which, in the aggregate, increased DLJ's occupancy to approximately 67 percent of the property as of December 31, 1996. The building currently contains 621,900 net rentable square feet and was 100% leased as of December 31, 1996. The building has 13 passenger and two freight elevators and offers 24-hour card access. Other amenities include fiber optics telecommunications, a separate power source for the most sophisticated computer systems, building life safety systems connected to an uninterruptable power source, extra height ceilings to accommodate raised floors, five-story skylit atrium with waterfall and reflecting pool, multiple on-premises retail services, six level attached parking deck with 485 spaces and an elevator and direct access to the Grove Street PATH subway station. The Grove Street PATH subway station provides direct access to midtown and downtown Manhattan.

The following table sets forth certain information (on a per net rentable square foot basis unless otherwise indicated) about 95 Christopher Columbus Drive, Jersey City since January 1, 1992 (based upon an average of all lease transactions during the respective periods):

                                                                          Year Ended December 31,
                                                              ----------------------------------------------
                                                               1992      1993      1994      1995       1996
                                                              ------    -----    ------    ------     ------
Number of leases signed during period(1) .........                 1        1         2         1          2
Rentable square footage leased during period(1) ..            36,600   24,379    29,810     5,004     79,707
Base rent($)(1)(2) ...............................             19.31    17.80     15.87     13.50      18.42
Tenant improvements($)(3) ........................             31.25    11.03     11.42     24.00      39.18
Leasing commissions($)(4) ........................              2.54     7.21      6.27      2.47       2.56
Other concessions($)(5) ..........................                --       --        --        --         --

Effective rent($)(6) .............................             17.00    15.12     12.89      9.09      15.23
Expense stop($)(7) ...............................                --      --         --        --         --
Effective equivalent triple net rent($)(8) .......             17.00    15.12     12.89      9.09      15.23

Occupancy rate at end of period(%)(1) ............             76.35    83.76     86.70     88.00     100.00

See footnotes on subsequent page.

(1)  Includes  only  office  tenants  with  lease  terms of 12 months or longer.
     Excludes leases for amenity, parking, retail and month-to-month office tenants.

(2) Equals aggregate base rent received over their respective terms from all lease transactions during the period, divided by the terms in months for such leases during the period, multiplied by 12, divided by the total net rentable square feet leased under all lease transactions during the period.

(3)  Equals work letter cost net of estimated provision for profit and overhead, or costs  incurred by the Company in  connection  with tenant  improvements
     allowances  per  the  respective  lease   agreement.   Actual  cost  tenant
     improvements may differ from estimated work letter costs.

(4)  Equals an aggregate of leasing  commissions  payable to employees and third
     parties  based  on  standard   commission  rates  and  excludes  negotiated
     commission discounts obtained from time to time.

(5)  Includes moving expenses, furniture allowances and other concessions.

(6) Equals aggregate base rent received over their respective terms from all lease transactions during the period minus all tenant improvements, leasing commissions and other concessions from all lease transactions during the period, divided by the terms in months for such leases, multiplied by 12, divided by the total net rentable square feet leased under all lease transactions during the period.

(7) All leases in this Property are triple net leases. Tenants pay their proportionate share of real estate taxes, operating costs and utility costs.

(8)  Equals effective rent minus expense stop.

The following table sets forth the average percentage leased and average annual rental per leased square foot (excluding storage space) for the past five years for 95 Christopher Columbus Drive, Jersey City. All of the leases at 95 Christopher Columbus Drive, Jersey City are triple net leases (i.e., tenants pay their proportionate share of real estate taxes, insurance and operating expenses).

                                    Average                   Average Annual
                                   Percentage                Rental per Leased
         Year                     Leased(%)(1)               Square Foot($)(2)
         ----                     ------------               ------------------
         1996                         94.0                          20.74
         1995                         87.4                          20.70
         1994                         85.8                          20.31
         1993                         80.1                          20.92
         1992                         76.4                          20.74


-------------------
(1)      Average of beginning and end of year aggregate percentage leased.

(2) Total base rents for the year, determined in accordance with GAAP, divided by average of beginning and end of year aggregate net rentable area leased.

Two tenants at Grove Street occupy approximately 92 percent of the net rentable square feet in the aggregate at December 31, 1996. As of December 31, 1996, DLJ, a national securities firm, occupied 413,852 square feet (approximately 67 percent of the net rentable square feet of Grove Street) pursuant to four leases which expire July 13, 2009, with two five-year renewal options. Total rental income from DLJ in 1996, including escalations and recoveries, was approximately $11.5 million (excluding lobby and storage space). The DLJ leases provide for, among other things, annual rental rate increases of approximately $1.3 million in July 1999 and approximately $1.6 million in July 2004. NTT, an international communications firm, occupies 137,000 square feet (approximately 22 percent of the net rentable square feet of Grove Street) pursuant to a lease which expires September 30, 2000, with three five-year renewal options. NTT's billed rent for 1996 was approximately $3.0 million (excluding lobby space).

The following table sets forth a schedule of the lease expirations for Grove Street, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                                        Average
                                                                                                      Annual Rent
                                                                  Percentage of                         Per Net
                                                                   Total Leased     Annual Base         Rentable
                                              Net Rentable         Square Feet       Rent Under       Square Foot
                           Number of          Area Subject         Represented        Expiring        Represented
Year of                      Leases           to Expiring          By Expiring         Leases         By Expiring
Expiration                Expiring(1)       Leases (Sq. Ft.)       Leases(%)(2)       ($000)(3)        Leases($)
-----------------         -----------       ----------------      -------------     -----------      ------------
1999 .............             1                 21,749                3.60             348             16.00
2000 .............             4                161,339               26.69           3,159             19.58
2001 .............             2                  6,019                1.00              84             14.09
2002 .............             1                  8,061                1.33             125             15.52
2009 .............             4                407,345               67.38           8,387             20.59
                              --                -------              ------         -------             -----
 Total/Weighted
   Average.......             12                604,513              100.00          12,103             20.02
                              ==                =======              ======         =======             -----


(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)  Excludes all space vacant as of December 31, 1996.

(3) Based upon aggregate base rent determined in accordance with GAAP, including all leases dated on or before December 31, 1996.

The aggregate tax basis of depreciable real property at Grove Street for federal income tax purposes was approximately $74 million as of December 31, 1996. Depreciation and amortization are computed on the declining balance and straight-line methods over the estimated useful life of the real property which range from 31.5 to 39 years. The aggregate tax basis of depreciable personal property associated with Grove Street for federal income tax purposes was approximately $15,000 as of December 31, 1996. Depreciation and amortization are computed on the double declining balance method over the estimated useful life of the personal property of five to seven years.

Grove Street has been granted an abatement under the Fox-Lance program by Jersey City, which establishes the payment to the City of Jersey City for municipal services to be paid in lieu of conventional real estate taxes. The abatement program is in effect for the 15-year period from completion of the project (1989 through 2004). The total annual charge in lieu of real estate taxes has been designated by the program at two percent of the project cost (i.e., $1,131,000 per annum) for the first ten years and 2.5 percent (i.e., $1,413,750 per annum) for years 11 through 15.

Harborside Financial Center, Jersey City, Hudson County, NJ

As the book value of Harborside was in excess of 10 percent of the Company's total assets at December 31, 1996, additional information regarding the property is provided below.


Harborside, acquired by the Company on November 4, 1996, is a completely redeveloped, three-building office complex containing 1,886,800 square feet of net rentable area located in the Exchange Place Newport Center submarket of Jersey City, New Jersey. This submarket is a satellite office market of Manhattan and is occupied primarily by the support and technical operations of New York City-based financial institutions. The buildings, known as Plazas I, II and III were developed as a complete reconstruction of existing buildings in two phases, the first completed in 1983 and the second in 1990. The buildings are connected via an enclosed 1,000 foot waterfront promenade featuring restaurants, service retail shops and a food court, as well as an atrium lobby. The promenade includes various retail operations such as restaurants, a bank, and a dry cleaner. The property is situated on 47.98 acres for the existing building complex, 11.29 acres of undeveloped land, 5.78 acres of piers and 21.61 acres of underwater land (excluding piers).

Plaza I is served by six passenger elevators as well as a 15,000 lb. freight car. Plazas II and III are each served by ten passenger elevators and have seven oversized freight elevators in total. In addition, there are large shafts where freight elevators have been removed which enable tenants to bring significant electric telecommunications cabling to their space at minimal cost.

The property leases space to a parking operator and provides for approximately 1,685 parking spaces including 200 spaces on the south pier. Public transportation to the property is available through the Exchange Place PATH rail station which is immediately adjacent to the property and links Harborside to downtown Manhattan in approximately four minutes. The PATH also provides access to midtown Manhattan, Newark and Hoboken in less than twenty minutes. The property is also connected to Manhattan by road via a three mile drive to the Holland Tunnel and a five-mile drive to the Lincoln Tunnel. Interstates 78 and 495, US Routes 1, 9 and 440, and NJ Route 3 connect the property to locations throughout northern New Jersey.

The following table sets forth certain information (on a per rentable square foot basis unless otherwise indicated) about the property since January 1, 1992 (based upon an average of all lease transactions during the respective periods):

                                                       Year Ended December 31, 1996
                                      -------------------------------------------------------------
                                        1992           1993          1994      1995           1996
                                        ----           ----          ----      ----           ----
Number of leases signed
   during period (1) ......                 4              3             9         5              8
Rentable sq. footage leased
   during period (1) ......           192,278         12,143       201,933    50,806        186,133
Base rent ($) (2) .........             18.18          20.35         16.04     22.33          20.41

Tenant improvements (3) ...             39.82          24.31         17.69     19.21          13.38
Leasing commissions (4) ...             14.60           8.68         10.28      4.71          10.45
Other concessions (5) .....                --             --            --        --             --
Effective rent ($) (6) ....             14.41          13.86         13.91     19.95          18.07
Expense stop ($) (7) ......              0.98           3.42          3.91      2.52           4.34
Effective equivalent triple
  net rent ($) (8) ........             13.43          10.44         10.00     17.43          13.73

Occupancy rate at end of
  period (%) (1) ..........             78.60          88.10         93.30     96.10          98.80


See footnotes on subsequent page.







(1)      Includes  only office  tenants with lease terms of 12 months or longer.
         Excludes leases for amenities, parking, retail and month-to-month office tenants.

(2) Equals aggregate base rent received over their respective terms from all lease transactions during the period, divided by the terms in months for such leases during the period, multiplied by 12, divided by the total net rentable square feet leased under all lease transactions during the period.

(3) Equals work letter costs net of estimated provision for profit and overhead. Actual cost tenant improvements may differ from estimated work letter costs.

(4)      Equals an aggregate  of leasing  commissions  payable to employees  and
         third  parties  based  on  standard   commission   rates  and  excludes
         negotiated commission discounts obtained from time to time.

(5)      Includes moving expenses, furniture allowances and other concessions.

(6) Equals aggregate base rent received over their respective terms from all lease transactions during the period minus all tenant improvements, leasing commissions and other concessions from all lease transactions during the period, divided by the terms in months for such leases, multiplied by 12, divided by the total net rentable square feet under all lease transactions during the period.

(7) Equals the aggregate of each base year tax and common area maintenance pool multiplied by the respective pro rata share for all lease transactions during the period, divided by the total net rentable square feet leased under all lease transactions during the period.

(8)      Equals effective rent minus expense stop.

The following schedule sets forth the average percent leased and average annual rental per leased square foot for the years ended December 31, 1992 through 1996 for Harborside:

                                                                 Average Annual
                                        Average                    Rental Per
                                      Percentage                 Leased Square
               Year                  Leased(%)(1)                Foot ($) (2)
               ----                  ------------                ------------
               1996                      97.50                     $16.23
               1995                      94.70                      15.99
               1994                      90.70                      15.26
               1993                      83.40                      16.36
               1992                      73.50                      14.69

(1)      Average of beginning and end of year aggregate percentage leased.

(2) Total base rents for the year, determined in accordance with generally accepted accounting principles, divided by average of beginning and end of year aggregate net rentable area leased.

Four tenants at Harborside occupy approximately 63 percent of the net rentable square feet in the aggregate as of December 31, 1996, as follows:

Bankers Trust Harborside, Inc., a commercial bank, occupied 385,000 square feet (approximately 21 percent of the net rentable square feet of Harborside) at December 31, 1996, pursuant to a triple net lease which expires March 31, 2003, with a five-year renewal option. Total rental income from Bankers Trust, including escalations and recoveries, was approximately $548,000 for the period November 4 through December 31, 1996. The lease provides, among other things, for an annual rent increase of $770,000 to an annual rent of $3,272,500 beginning on April 1, 1998.

Dow Jones Telerate Holdings, Inc., a telecommunications firm, occupied 378,232 square feet at December 31, 1996 (approximately 20 percent of the net rentable square feet of Harborside) pursuant to various leases expiring June 30, 1999 through March 31, 2001, with two five-year renewal options on 187,817 square feet of the space and one five-year option on 45,187 square feet of the space. Total rental income from Dow Jones Telerate Holdings, Inc., including escalations and recoveries was approximately $1,483,000 for the period November 4 through December 31, 1996. Certain of the leases provide for annual rental increases totaling approximately $181,000 beginning in June 2001.

AICPA, a professional organization, occupied approximately 250,000 square feet (approximately 13 percent of the net rentable square feet of Harborside) at December 31, 1996, pursuant to a lease which expires July 31, 2012, with a ten-year renewal option. Total rental income from the AICPA, including escalations and recoveries, was approximately $1,153,000 for the period November 4 through December 31, 1996. The AICPA lease provides for, among other things, annual rental increases of approximately $836,000 in July 2002 and $836,000 in July 2007.

Dean Witter Trust Company, a securities firm, occupied 179,131 square feet (approximately 9.5 percent of the net rentable square feet of Harborside) at December 31, 1996, pursuant to a lease which expires February 8, 2008, with ten-year and five-year renewal options. Total rental income from Dean Witter, including escalations and recoveries, was approximately $796,000 for the period November 4, 1996 through December 31, 1996. The lease provides for, among other things, annual rental increases of approximately $221,000 beginning in February 1998, $30,000 in September 2000, $473,000 in February 2003, and $64,000 in
September 2005.

The following table sets forth a schedule of the lease expirations for Harborside, beginning January 1, 1997, assuming that none of the tenants exercise renewal options:

                                                                      Percentage           Annual            Avg. Annual
                                                        Net             of Total          Base Rent         Rent Per Net
                              Number of           Rentable Area       Leased Sq. Ft.   Under Expiring    Rentable  Sq. Ft.
     Year of                  Leases            Subject to Expiring   Represented          Leases           Represented by
   Expiration                Expiring(1)          Leases (Sq.Ft.)     Leases (%.)(2)     ($000) (3)        Expir.Leases
   ----------                -----------          ---------------     --------------     ----------        ------------
     1997                          2                    19,540            1.16                428             $21.90
     1998                          5                   415,233           24.65              3,222               7.76
     1999                          7                    85,209            5.06              1,986              23.31
     2000                          8                   296,057           17.58              5,921              20.00
     2001                          2                    69,996            4.16              1,679              23.99
     2003                          1                     6,299            0.37                166              26.35
     2004                          1                    24,729            1.47                590              23.86
     2005                          4                   114,641            6.81              1,688              14.72
     2006                          5                    85,389            5.07              1,740              20.38
     2007 and Thereafter           8                   567,392           33.67             12,188              21.48
                                  --                 ---------          ------             ------            -------
                  Total/Weighted
                    Average       43                 1,684,485          100.00             29,608              17.58
                                  ==                 =========          ======             ======            -------

-------------------------------------
(1) Includes office tenants only. Excludes leases for amenities, retail, parking and month-to-month office tenants.

(2) Excludes all space vacant as of December 31, 1996.

(3) Based upon aggregate base rent, calculated in accordance with GAAP, including all leases dated on or before December 31, 1996.

The aggregate tax basis of depreciable real property at Harborside for federal income tax purposes was approximately $254 million as of December 31, 1996. Depreciation and amortization are computed on the declining balance and straight-line methods over the estimated useful life of the real property which range from 31.5 to 39 years. There is no depreciable personal property associated with Harborside for federal income tax purposes as of December 31, 1996. Depreciation and amortization are computed on the double declining balance method over the estimated useful life of the personal property of five to seven years.

Tax abatements for Harborside were obtained in 1988 by the former owner of the property from the City of Jersey City under the Fox-Lance Program and were assumed by the Company as part of the acquisition of Harborside on November 4, 1996. The abatements, which commenced in 1990, are for a term of 15 years. The Company is required to pay municipal services equal to two percent of Total Project Costs, as defined, in year one and increase by $75,000 per annum through year fifteen. Total Project Costs, as defined, are $148.7 million. The service charges for the remaining undeveloped parcels will be equal to two percent of Total Project Costs for each unit in year one and increase to three percent by year fifteen.

The Company's Real Estate Markets.

The Company's  Properties are  strategically  located in a contiguous  area from
Philadelphia,   Pennsylvania  to  Stamford,  Connecticut.  The  following  is  a discussion of the markets within which the Company's properties are located:

Northern New Jersey: The Northern New Jersey market consists of Bergen, Essex, Hudson, Morris and Passaic Counties. Northern New Jersey's five counties are part of the greater New York metropolitan area, are less than a 45 minute drive from Manhattan, and are widely regarded as major centers for corporate and international business. The region has direct access to New York City by public transportation and extensive road networks. In addition to being home to the two largest cities in New Jersey, Newark and Jersey City, Newark International
Airport and the New York/New Jersey Harbor are also located within the five-county boundary.

Overall vacancy rates have declined in the Northern New Jersey market for the fourth consecutive year as a direct result of an increase in leasing activity and net absorption levels. Although some built-to-suit activity is present, speculative construction remains virtually nonexistent. The Company owns and operates approximately 4.5 million square feet of office and office/flex space in Northern New Jersey.

Central New Jersey: The Central New Jersey market consists of Union, Somerset, Hunterdon, Middlesex, Mercer and Monmouth Counties. Encompassing approximately 2,000 square miles in six counties, Central New Jersey is notable for its proximity to major highway arteries like Interstates 78 and 287, Route 1, the Garden State Parkway and the New Jersey Turnpike. This market continues to be a prime location for Fortune 500 headquarters, research & development operations and financial, insurance and real estate (FIRE) sector businesses.

Central New Jersey vacancy rates are decreasing while average asking rents are increasing. This is, in part, attributable to the increase in demand, measured by leasing activity, which rose predominantly due to corporate expansions. The Company owns and operates approximately 1.6 million square feet of office and office/flex space in the Central New Jersey Counties of Union, Somerset, Mercer and Monmouth.

Southern New Jersey: The Southern New Jersey market consists of Burlington, Camden, Atlantic, Ocean, Gloucester, Salem, Cumberland and Cape May Counties. This market has extensive geographic boundaries, stretching from the Delaware River and Philadelphia, to the Atlantic Ocean and Atlantic City. The region is mainly suburban, with the exception of Camden County, which is home to many affluent communities, and Atlantic City, one of the nation's largest centers for gaming/tourism.

The Company owns and operates 80,000 square feet of office space in Atlantic County and a 327-unit multi family residential complex in Burlington County.

Suburban Philadelphia, Pennsylvania: The Suburban Philadelphia market consists of Bucks, Chester, Delaware, Montgomery, Lehigh and Northampton Counties. These six surround the City of Philadelphia, are home to many affluent communities and are regarded as major centers for corporate and international business. The areas are served by an extensive highway network allowing easy access to Philadelphia International Airport and the Port of Philadelphia.

Over the last few years the overall vacancy rate in this region has declined and in 1996, the rate dipped below 10 percent for the first time as a result of strong leasing activity and virtually no new construction. The Company owns and operates approximately 761,000 square feet in Suburban Philadelphia.

Rockland County, New York: Rockland County, New York is located north of the New Jersey/New York border directly adjacent to Bergen County. Rockland County has excellent highway access to both New York City via Interstate 87 and to New Jersey via Interstate 287.

The Company owns and operates a 180,000 square foot office property in Rockland County.

Westchester County, New York: Westchester County, New York, is located immediately north of New York City. There is access to the City by public transportation and through an extensive road network. The vacancy rate in Westchester County has declined steadily over the last three years as the office market has absorbed 3 million square feet that IBM, A.T.& T. and NYNEX vacated from 1989 to 1993. Speculative construction has been virtually non-existent during the past five years.

The Company owns and operates approximately 1.6 million square feet of office space, approximately 1.6 million square feet of office/flex space, approximately 386,000 square feet of industrial/warehouse space and a 124-unit residential multifamily property in Westchester County, New York. The Company entered this market for the first time with the RM Acquisition.

Fairfield County, Connecticut: Fairfield County, Connecticut is the county in Connecticut closest in proximity with New York City. It has direct access to the City via public transportation and through an extensive road network. The county is home to ten Fortune 500 headquarters and there has been a substantial decline in vacancy during the past two years.

The Company owns approximately 166,000 square feet of office/flex space in Fairfield County. The Company entered this market for the first time with the RM Acquisition.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its Properties is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ending December 31, 1996.

PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange under the symbol CLI.

Market Information. The Company's Common Stock has been traded on the New York Stock Exchange ("NYSE") since August 25, 1994. The high, low, and close price per share of Common Stock for the years ended December 31, 1995 and 1996 are as follows:

For the Year Ended December 31, 1995:

                             High        Low        Close
                             ----        ---        -----
First Quarter              $17.375     $15.500    $17.375
Second Quarter             $19.375     $16.500    $19.375
Third Quarter              $20.250     $18.875    $20.250
Fourth Quarter             $22.500     $19.125    $21.875

For the Year Ended December 31, 1996:

                             High        Low        Close
                             ----        ---        -----
First Quarter              $23.625     $20.750    $22.375
Second Quarter             $24.625     $21.500    $24.250
Third Quarter              $27.125     $22.625    $27.125
Fourth Quarter             $30.875     $26.125    $30.875

On February 28, 1997, the closing stock sales price on the NYSE was $32.00 per share.

Holders. The approximate number of holders of record of the shares of the Company's Common Stock was 244 as of February 28, 1997.

Dividends and Distributions. As a result of the Company's improved operating performance, in September 1996 the Company announced a 5.9 percent increase in its regular quarterly distribution, commencing with the Company's distribution with respect to the third quarter of 1996, from $.425 per share to $.450 per share of Common Stock ($1.80 per share of Common Stock on an annualized basis). The Company declared a cash dividend of $.450 per share on December 20, 1996, to stockholders of record on January 4, 1997. Also on that date, the Company declared a cash distribution to the limited partners in the Operating
Partnership   that  was  equivalent  to  $.450  per  share.   The  dividend  and
distribution were paid on January 19, 1997. The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, applicable legal restrictions and other factors.
                                     Page 64

ITEM 6.   SELECTED FINANCIAL DATA

                    CALI REALTY CORPORATION AND SUBSIDIARIES

                         SELECTED FINANCIAL DATA

   The following table sets forth selected financial data on a consolidated basis for the Company and on a combined basis for the Cali Group. The consolidated selected financial data of the Company as of December 31, 1996, 1995 and 1994 and for the years ended December 31, 1996 and 1995, and for the period from August 31, 1994 to December 31, 1994 and the combined selected financial data of the Cali Group as of December 31, 1993 and 1992, and for the periods ended August 30, 1994, December 31, 1993 and 1992 have been derived from the Company's financial statements.(1)

OPERATING DATA:                                                   The Company                            The Cali Group
                                                      ----------------------------------    -----------------------------------
(in thousands, except per share data)                                          August 31,   January 1,
                                                           Year Ended             1994 to      1994 to            Year Ended
                                                           December 31,      December 31,   August 30,            December 31,
                                                         1996        1995            1994         1994          1993        1992
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                               $95,472     $62,335        $16,841      $33,637        $47,900     $45,300
Operating and other expenses                           $29,662     $20,705        $ 5,240      $11,155        $16,408     $15,163
General and administrative                             $ 5,800     $ 3,712        $ 1,079      $ 2,288        $ 2,618     $ 2,773
Depreciation and amortization                          $15,812     $12,111        $ 3,764      $ 5,454        $ 8,231     $ 7,640
Interest expense                                       $12,677     $ 8,661        $ 1,768      $13,608        $21,707     $21,896
Income (loss) before gain on sale of rental property,
  minority interest and extraordinary items            $31,521     $17,146        $  4,990     $  (110)       $(1,064)    $(2,172)
Gain on sale of rental property                        $ 5,658     $  --          $   --       $   --         $  --       $  --
Income (loss) before extraordinary items               $32,419     $13,638        $  3,939     $  (110)       $(1,064)    $(2,172)
Net income per common share                              $1.73       $1.23           $0.38
Dividends declared per common share                      $1.75       $1.66           $0.54
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:                                                         The Company                     The Cali Group
(in thousands)                                                 -----------------------------------  --------------------------------
                                                                            December 31,                      December 31,
                                                                 1996           1995         1994         1993          1992
------------------------------------------------------------------------------------------------------------------------------------
Rental property, before accumulated
  depreciation and amortization                               $  853,352     $387,675     $234,470       $213,675     $210,407
Total assets                                                  $1,026,328     $363,949     $225,295       $208,828     $208,863
Mortgages and loans payable                                   $  268,010     $135,464     $ 77,000       $231,981     $230,385
Total liabilities                                             $  297,985     $150,058     $ 88,081       $243,163     $241,052
Stockholders' equity (partners' deficit)                      $  701,379     $185,808     $108,311       $(34,355)    $(32,189)
------------------------------------------------------------------------------------------------------------------------------------
See footnotes on subsequent page.

                                              CALI REALTY CORPORATION AND SUBSIDIARIES

                                                       SELECTED FINANCIAL DATA


OTHER DATA:                                                      The Company                            The Cali Group
                                                      ----------------------------------    -----------------------------------
(in thousands)                                                                  August 31,   January 1,
                                                           Year Ended             1994 to      1994 to            Year Ended
                                                           December 31,      December 31,   August 30,            December 31,
                                                         1996        1995            1994         1994          1993        1992
------------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities            $  46,823   $  28,446      $ 6,367      $ 6,328        $ 2,735     $ 5,883
Cash flows (used in) provided
  by investing activities                              $(307,752)  $(133,736)     $(8,947)     $ 1,975        $(3,227)    $(5,633)
Cash flows provided by
  (used in) financing activities                       $ 464,769   $  99,863      $ 8,974      $(1,038)       $  (886)    $ 5,283
Funds from Operations after straight-lining
  of rents before minority interest of
  unitholders (2)                                      $  45,220   $  27,397      $ 8,404
------------------------------------------------------------------------------------------------------------------------------------

(1)  See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)  The Company considers Funds from Operations ("FFO"),  after adjustment for straight-lining of rents, one measure of real estate investment trust ("REIT") performance.  FFO is defined as net income (loss) before minority interest of unitholders computed in accordance with Generally  Accepted  Accounting  Principles  ("GAAP"),  excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related  depreciation and amortization.  FFO should not be considered as an alternative for net income as an indication of the Company's  performance or to cash flows as a measure of liquidity.  FFO presented  herein is not necessarily  comparable to FFO presented by other real estate  companies due to the fact that not all real estate companies use the same  definition.  However,  the Company's FFO is comparable to the FFO of real estate  companies  that use the current definition of the National  Association of Real Estate  Investment  Trusts  ("NAREIT"),  as published in March 1995,  after the adjustment for straight-lining of rents.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    CALI REALTY CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's Financial Statements and the Notes thereto.

   The Company was incorporated on May 24, 1994, as a Maryland corporation, and commenced operations effective with the completion of its Initial Public Offering ("IPO") on August 31, 1994, which was simultaneous with effecting a business combination with the Cali Group (not a legal entity). The Cali Group was engaged in development, ownership and operation of a portfolio of twelve office buildings and one multi-family residential property, all located in New Jersey.

   Following the IPO, during 1994 and 1995, the Company acquired 28 office and office/flex properties, aggregating approximately 1.7 million square feet, for a total cost of $157.5 million. The financing for the 1994 and 1995 acquisitions was primarily facilitated by a public stock offering in November 1995 (from which the Company raised $72.5 million in net proceeds) and funds made available from the Company's credit facility. Additionally, in conjunction with one of the 1995 acquisitions, the Company issued 93,458 Units in the Operating Partnership and assumed an $18.8 million mortgage loan.

   At the end of 1995, the Company's portfolio of 39 Class A office and office/flex properties, and one multi-family residential property, were located in New Jersey, except for one office property located in Rockland County, New York. The Company's portfolio at December 31, 1995 aggregated approximately 3.9 million square feet, which was an increase of 78 percent over the Company's portfolio square feet at its IPO.

   In 1996, the Company acquired 15 office and office/flex properties, aggregating approximately 3.3 million square feet, for a total cost of $459.4 million. The financing for the 1996 acquisitions was facilitated by two public stock offerings in 1996, from which the Company raised an aggregate of $518.2 million in net proceeds, and the assumption of $150.0 million in mortgage financing in connection with the acquisition of the Harborside Financial Center ("Harborside").

   At the end of 1996, the Company's portfolio of 56 office and office/flex properties, and a multi-family residential property, was located primarily in New Jersey, except for seven office properties acquired in 1996 in suburban Philadelphia, and one office property located in Rockland County, New York. The Company's portfolio at December 31, 1996 aggregated 7.1 million square feet, which represented an increase of 82 percent over the Company's portfolio square feet at December 31, 1995.

   As a result of the acquisitions by the Company in 1995 and 1996, the operating results of the Company during such periods are not directly comparable.

RESULTS OF OPERATIONS

   The following comparisons for the year ended December 31, 1996 ("1996"), as compared to the year ended December 31, 1995 ("1995") and for 1995 as compared to the twelve month period ended December 31, 1994 makes reference to the following: (i) the effect of the "Initial Properties," which represent all properties owned by the Company at December 31, 1994, (ii) the effect of the "Acquired Properties," which represent all properties acquired since January 1, 1995, and (iii) the effect of the "Disposition," which refers to the Company's sale of Essex Road on March 20, 1996.

                    Year Ended December 31, 1996 Compared to
                          Year Ended December 31, 1995

   Total revenues increased $33.1 million, or 53.2 percent, for 1996 over 1995. Base rents increased $26.1 million, or 51.4 percent, of which an increase of $26.4 million, or 52.0 percent, was attributable to the Acquired Properties, and an increase of $0.9 million, or 1.8 percent, as a result of occupancy changes at the Initial Properties, offset by a decrease of $1.2 million, or 2.4 percent, as a result of the Disposition. Escalations and recoveries increased $4.9 million, or 51.8 percent, of which an increase of $4.6 million, or 49.0 percent, was attributable to the Acquired Properties, and $0.4 million, or 4.0 percent, as a result of occupancy changes at the Initial Properties, offset by a decrease of $0.1 million, or 1.2 percent, due to the Disposition. Interest income increased $1.6 million for 1996 over 1995, due primarily to the funds held at December 31, 1996 from the Company's common stock offering in November 1996. Parking and other income increased $0.5 million, or 29.5 percent, of which $0.3 million, or
17.9 percent, was attributable to the Initial Properties, and $0.3 million, or
15.9 percent, due to the Acquired Properties, offset by a decrease of $0.1 million, or 4.3 percent, due to the Disposition.

   Total expenses for 1996 increased $18.7 million, or 41.5 percent, as compared to 1995. Real estate taxes increased $3.5 million, or 60.4 percent, for 1996 over 1995, of which $3.6 million, or 60.9 percent, was a result of the Acquired Properties, and $0.1 million, or 2.6 percent, related to the Initial Properties, offset by a decrease of $0.2 million, or 3.1 percent, due to the Disposition. Additionally, operating services increased $3.6 million, or 42.4 percent, and utilities increased $1.8 million, or 28.6 percent. The aggregate increase in operating services and utilities of $5.4 million, or 36.5 percent, consists of $5.9 million, or 39.9 percent, attributable to the Acquired Properties, offset by a decrease of $0.5 million, or 3.5 percent, as a result of the Disposition. General and administrative expense increased $2.1 million, or 56.3 percent, of which $2.2 million, or 57.5 percent, is primarily attributable to an increase in payroll and related costs as a result of the Company's expansion in 1996, offset by a decrease of $0.1 million, or 1.2 percent, due to the Disposition. Depreciation and amortization increased $3.7 million, or 30.6 percent, for 1996 over 1995, of which $4.4 million, or 36.7 percent, related to depreciation on the Acquired Properties, offset by decreases of $0.5 million, or 4.1 percent, for amortization of deferred financing costs due to reduction in debt outstanding on the Initial Properties, and $0.2 million, or 2.0 percent, as a result of the Disposition. Interest expense increased $4.0 million, or 46.4 percent, primarily due to an increase in the average outstanding borrowings on the Company's credit facilities during 1996 over 1995 in connection with an increase in property acquisitions, as well as the increase in mortgage indebtedness assumed in connection with the acquisition of Harborside.

   Income before gain on sale of rental property, minority interest and extraordinary item increased to $31.5 million in 1996 from $17.1 million in 1995. The increase of $14.4 million was due to the factors discussed above.

   Net income increased $18.3 million for 1996, from $13.6 million in 1995 to $31.9 million in 1996, as a result of an increase in income before gain on sale of property, minority interest and extraordinary item of $14.4 million and a gain on sale of the Disposition property of $5.7 million, offset by the increase in minority interest of $1.3 million and the recognition in 1996 of an extraordinary loss for the early retirement of debt of $0.5 million (net of minority interest's share of $0.1 million).

                    Year Ended December 31, 1995 Compared to
                          Year Ended December 31, 1994

   The following comparison is for Cali Realty Corporation Consolidated Operations for the year ended December 31, 1995 as compared to Cali Realty Corporation Consolidated Operations for the period August 31, 1994 to December 31, 1994, plus Cali Group Combined Operations for the period January 1, 1994 to August 30, 1994 (collectively, "1994").

   Total revenues increased $11.9 million, or 23.5 percent, for 1995 over 1994. Base rents increased $10.4 million, or 25.6 percent, of which $9.3 million, or
22.8 percent, was attributable to the Acquired Properties and $1.1 million, or
2.8 percent, was due to increased occupancy at the Initial Properties. Escalations and recoveries increased $1.4 million, or 17.6 percent, of which $1.1 million, or 13.6 percent, was attributable to the Acquired Properties and $0.3 million, or 4.0 percent, to the Initial Properties.

   Total expenses for 1995 decreased $0.4 million from 1994. Interest expense decreased $6.7 million, or 43.7 percent, primarily due to the reduction in indebtedness resulting from the repayment of the mortgages and loans in connection with the IPO. Additionally, in 1994, the Cali Group recognized an expense of $0.7 million, in connection with the settlement of a tenant participation agreement and ground rent of $0.6 million was eliminated as a result of the purchase by the Company of the land previously leased.

   These decreases were partially offset by an increase in depreciation and amortization of $2.9 million, or 31.4 percent, for 1995 over 1994. This increase is primarily attributable to increases of $1.9 million in rental property depreciation, of which $1.3 million is attributable to the Acquired Properties, and increases of $0.7 million in amortization of costs relating to the Mortgage Financing and $0.3 million related to amortization of leasing-related costs. In addition, utilities increased $1.5 million, or 29.8 percent, of which $1.1 million, or 23.5 percent, is attributable to the Acquired Properties; real estate taxes increased $0.9 million, or 18.0 percent, of which $1.1 million, or
21.8 percent, was attributable to the Acquired Properties offset by a decrease of $0.2 million, or 3.8 percent, for the Initial Properties; operating services increased $2.0 million, or 29.9 percent, of which $1.4 million, or 20.9 percent, was attributable to the Acquired Properties, and general and administrative costs increased $0.3 million as a result of increased salaries and benefits.

   Income before gain on sale of rental property, minority interest and extraordinary item increased to $17.1 million for 1995 from $4.9 million for 1994. The increase of $12.2 million was due to the factors discussed above.

   Net income decreased $2.0 million from $15.7 million in 1994 to $13.6 million in 1995 as a result of recognition in 1994 of an $11.9 million extraordinary gain primarily due to the early retirement of indebtedness at less than carrying value.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

   During the year ended December 31, 1996, the Company generated $46.8 million in cash flow from operating activities, and, together with $518.2 million in net proceeds from its common stock offerings in 1996, $10.3 million of proceeds from the sale of a rental property, $2.0 million in proceeds from stock options exercised, and funds from escrow cash balances relating to the Mortgage Financing of $0.1 million, used an aggregate $577.4 million to (i) purchase 15 rental properties for $304.2 million, (ii) complete construction of two office/flex properties for $2.7 million, (iii) acquire land for future development, tenant improvements and building improvements for $11.3 million (including $2.9 million for tenant improvement costs incurred in connection with the DLJ Expansion and $1.8 million in tenant improvement costs in connection with the leasing of 62,275 square feet to Berlitz International Inc. at the Company's 400 Alexander Park, Princeton, Mercer County, New Jersey office property), (iv) pay quarterly dividends and distributions of $32.4 million, (v) prepay a portion of its mortgage notes and prepayment penalties and other related costs for $5.8 million, (vi) pay the amortization on mortgage principal of $0.3 million, (vii) reduce its outstanding borrowings on its credit facilities by a net amount of $16.9 million, and (viii) increase its cash and cash equivalents balance by $203.8 million.

Acquisition and Development Activity

   On March 20, 1996, the Company sold its office building located at 15 Essex Road in Paramus, Bergen County, New Jersey ("Essex Road") and concurrently acquired a 96,000 square foot office building at 103 Carnegie Center in Princeton, Mercer County, New Jersey. The concurrent transactions with unrelated parties qualified as a tax-free exchange, as the Company used substantially all of the proceeds from the sale of Essex Road to acquire the Princeton property. The financial statements for the year ended December 31, 1996 include a gain of $5.7 million relating to this transaction.

   On May 2, 1996, the Company acquired Rose Tree Corporate Center, a two-building suburban office complex totaling 260,000 square feet, located in Media, Delaware County, Pennsylvania, for approximately $28.1 million, which was drawn from one of the Company's credit facilities.

   During the second quarter of 1996, the Company completed its construction of tenant improvements to 400 Alexander Park, a three-story, 70,550 square foot office building located in Princeton, Mercer County, New Jersey, which the Company acquired in December 1995 and leased the property in its entirety to Berlitz International Inc. Also during the second quarter of 1996, the Company entered into a lease agreement with Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") for an additional 73,200 square feet of office space located at 95 Christopher Columbus Drive in Jersey City, increasing DLJ's occupancy to approximately 66 percent of the property.

   On July 23, 1996, the Company acquired 222 and 233 Mount Airy Road, two suburban office buildings totaling 115,000 square feet, located in Basking Ridge, Somerset County, New Jersey, for approximately $10.5 million, which was drawn from one of the Company's credit facilities.


   On November 4, 1996, the Company acquired Harborside, a 1.9 million square foot office complex located in Jersey City, Hudson County, New Jersey for approximately $292.7 million. The acquisition cost included the assumption of existing and seller-provided mortgage financing aggregating $150.0 million. The balance of the cost was paid primarily in cash and was financed substantially through drawings from the Company's credit facilities. As part of the purchase, the Company also acquired 11.3 acres of land fully zoned and permitted for an additional 4.1 million square feet of development and the water rights associated with 27.4 acres of land extending into the Hudson River immediately east of Harborside, including two piers with an area of 5.8 acres.

   On November 7, 1996, the Company acquired Five Sentry Parkway East & West, a two-building office complex comprised of approximately 130,000 square feet located in Plymouth Meeting, Montgomery County, Pennsylvania for approximately $12.5 million, which was drawn from one of the Company's credit facilities.

   On December 10, 1996, the Company acquired 300 Tice Boulevard, a 230,000 square foot office building located in Woodcliff Lake, Bergen County, New Jersey, for approximately $35.1 million in cash, made available from the net proceeds received from the Company's common stock offering in November 1996 (the "November 1996 Offering").

   On December 16, 1996, the Company acquired One Bridge Plaza, a 200,000 square foot office building located in Fort Lee, Bergen County, New Jersey, for approximately $26.9 million in cash, made available from the net proceeds received from the November 1996 Offering.

   On December 17, 1996, the Company acquired the International Court at Airport Business Center, a three-building office complex comprised of approximately 371,000 square feet located in Lester, Delaware County, Pennsylvania for approximately $43.2 million in cash, made available from the net proceeds received from the November 1996 Offering.

   In December 1996, the Company completed the construction of two office/flex properties on vacant land purchased in the Company's Totowa, Passaic County, New Jersey office park acquired in November 1995. The two properties, which were 25 percent leased at December 31, 1996, aggregated 47,100 square feet, and were constructed for an aggregate cost of $2.7 million.

   On January 28, 1997, the Company acquired 1345 Campus Parkway, a 76,000 square foot office/flex property, located in Wall Township, Monmouth County, New Jersey, for approximately $6.8 million in cash, made available from the net proceeds received from the November 1996 Offering. The property is located in the same office park in which the Company previously acquired two office properties and four office/flex properties in November 1995.

   On January 31, 1997, the Company acquired 65 properties (the "RM Properties") of Robert Martin Company LLC and affiliates ("RM"), for a total cost of approximately $450.0 million. The cost of the transaction was financed through the assumption of $185.3 million in mortgage indebtedness, approximately $220.0 million in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 Units in the Operating Partnership.

   The RM Properties consist primarily of 54 office and office/flex properties aggregating approximately 3.7 million square feet and six industrial/warehouse properties aggregating approximately 400,000 square feet. The RM Properties are located primarily in established business parks in Westchester County, New York and Fairfield County, Connecticut. The Company has agreed not to sell certain of the RM Properties for a period of seven years without the consent of the RM principals, except for sales made under certain circumstances and/or conditions.

   In connection with the RM transaction, the Company was granted a three-year option to acquire a 115,000 square foot office property and an 84,000 square foot office/flex property (the "Option Properties") for an aggregate minimum price of $19.0 million and has granted RM the right to put such properties to the Company between a range of an aggregate purchase price of $11.6 million to $21.3 million, under certain conditions. The purchase prices, under the agreement, are subject to adjustment based on different formulas and are payable in cash or Units.

Financing Activities

Mortgage Debt, Credit Facilities and Interest Rate Swaps

   Concurrent with the IPO, the Company's initial operating subsidiaries, which own the Initial Properties, issued five-year mortgage notes with an aggregate principal balance of $144.5 million secured and cross-collateralized by the Initial Properties to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes. Bonds with an aggregate principal balance of $70.0 million were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74.5 million were purchased by the Company. As a result, the Company's initial mortgage financing was $70.0 million (the "Mortgage Financing"). Approximately $38.0 million of the Mortgage Financing is guaranteed under certain conditions by certain partners of the Cali Group partnerships which owned the Initial Properties. The Mortgage Financing requires monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999. $46.0 million of the $70.0 million Mortgage Financing bears interest at a net cost to the Company equal to a fixed rate of
8.02 percent per annum and the remaining $24.0 million bears interest at a net cost to the Company equal to a floating rate of 100 basis points over one-month LIBOR (5.53 percent at December 31, 1996) with a lifetime interest rate cap of
11.6 percent. Pursuant to the terms of the Mortgage Financing, the Company is required to escrow $143,000 per month for tenant improvements and leasing commissions and $53,000 per month for capital improvements.

   In advance of the sale of Essex Road, on March 12, 1996, the Company prepaid $5.5 million ($1.7 million-fixed rate, $3.8 million-floating rate debt) of the Mortgage Financing, resulting in outstanding balances of $44.3 million for the
8.02 percent fixed rate debt and $20.2 million for the floating rate debt.

   At the IPO, the Company obtained a $70.0 million revolving credit facility from Prudential Securities Credit Corp.("PSC") (the "First Prudential Facility"), which may be used to fund acquisitions and new development projects and for general working capital purposes, including capital expenditures and tenant improvements. In connection with the Mortgage Financing, the Company obtained a $6.0 million letter of credit, secured by the First Prudential Facility, to meet certain tenant improvement and capital expenditure reserve requirements. The First Prudential Facility bore interest at a floating rate equal to 150 basis points over one-month LIBOR for January 1, 1996 through August 31, 1996. Effective September 1, 1996, the interest rate was reduced to a floating rate equal to 125 basis points over one-month LIBOR. The First Prudential Facility is a recourse liability of the Operating Partnership and is secured by a pledge of the $74.5 million Bonds held by the Company. The First Prudential Facility requires monthly payments of interest only, with outstanding advances and any accrued but unpaid interest due November 30, 1997 and is subject to renewal at the lender's sole discretion. Subsequent to December 31, 1996 and through March 1, 1997, the Company did not draw any additional funds from the First Prudential Facility.

   In connection with the acquisition of an office building in Fair Lawn, Bergen County, New Jersey on March 3, 1995, the Company assumed an $18.8 million non-recourse mortgage loan ("Fair Lawn Mortgage") bearing interest at a fixed rate of 8.25 percent per annum. The loan requires payment of interest only through March 15, 1996 and payment of principal and interest thereafter, on a 20-year amortization schedule, with the remaining principal balance due October 1, 2003. For the year ended December 31, 1996, the Company paid $319,000 for amortization of principal on the Fair Lawn Mortgage.

   On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to a fixed 6.285 percent per annum on a notional amount of $24.0 million through August 1999.

   On January 23, 1996, the Company entered into an interest rate swap agreement with one of the participating banks in the Bank Facility. The swap agreement has a three-year term and a notional amount of $26.0 million, which fixes the Company's one-month LIBOR base to 5.265 percent on its floating rate credit facilities.

   On February 1, 1996, the Company obtained a credit facility (the "Bank Facility"), secured by certain of its properties, in the amount of $75.0 million from two participating banks. The Bank Facility has a three-year term and bears interest at 150 basis points over one-month LIBOR. The terms of the Bank Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Bank Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears.

   In connection with the acquisition of Harborside, on November 4, 1996, the Company assumed existing mortgage debt and was provided seller-mortgage debt aggregating $150.0 million. The existing financing of approximately $107.5 million bears interest at a fixed rate of 7.32 percent for a term of approximately nine years. The seller-provided financing of approximately $42.5 million also has a term of nine years and initially bears interest at a rate of
6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity.

   As part of the Harborside acquisition, the Company agreed to make payments (with an estimated net present value of approximately $5.3 million) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights.

   On November 4, 1996, the Company obtained a revolving credit facility ("Second Prudential Facility") from PSC totaling $80.0 million which bears interest at 125 basis points over one-month LIBOR, and matures on January 15, 1998, unless the Company or PSC elects to extend the maturity date to not earlier than June 30, 1998, or the facility is refinanced prior to such date at the election of either the Company or PSC. The Second Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Second Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements.

   In connection with the RM transaction on January 31, 1997, the Company assumed a $185.3 million non-recourse mortgage loan with Teachers Insurance and Annuity Association of America with interest only payable monthly at a fixed annual rate of 7.18 percent (the "TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Company, at its option, may convert the TIAA Mortgage to unsecured public debt upon achievement by the Company of an investment credit rating of Baa3/BBB- or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance.

Common Stock Offerings and Shelf Registrations

   On May 13, 1996, the stockholders approved an increase in the authorized shares of common stock in the Company from 25 million to 95 million.

   On July 29, 1996, the Company filed a shelf registration statement (File No. 333-09081) with the Securities and Exchange Commission ("SEC") for an aggregate amount of $500.0 million in equity securities of the Company. The registration statement was declared effective by the SEC on August 2, 1996.

   On August 13, 1996, the Company sold 3,450,000 shares of its common stock through a public stock offering (the "August 1996 Offering"), which included an exercise of the underwriters' over-allotment option of 450,000 shares. Net proceeds from the August 1996 Offering (after offering costs) were approximately $76.8 million. The offering was conducted using one underwriter and the shares were issued from the Company's $250.0 million shelf registration statement (File No. 33-96538).

   Pursuant to the Company's Registration Statement on Form S-3 (File No. 333-09081), on November 22, 1996, the Company completed an underwritten public offer and sale of 17,537,500 shares of its common stock using several different underwriters to underwrite such public offer and sale (which included an exercise of the underwriters' over-allotment option of 2,287,500 shares). The Company received approximately $441.2 million in net proceeds (after offering costs) from the November 1996 Offering, and used such funds to acquire certain of the Company's property acquisitions in November and December, pay down outstanding borrowings on its revolving credit facilities, and invested the excess funds in Overnight Investments.

   On December 31, 1996, the Company filed a shelf registration statement (File No. 333-19101) with the SEC for an aggregate amount of $1.0 billion in equity securities of the Company. The registration statement was declared effective by the SEC on January 7, 1997.

STRATEGIC PLAN

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

   The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities along with the First Prudential Facility, the Bank Facility and the Second Prudential Facility. The Company is frequently examining potential property acquisitions and, at any one given time, one or more of such acquisitions may be under consideration. Accordingly, the ability to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short-term borrowings (including draws on the Company's credit facilities), and the issuance of debt securities or additional equity securities. In addition, the Company anticipates utilizing the First Prudential Facility, the Bank Facility and the Second Prudential Facility primarily to fund property acquisition activities.

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

   To maintain its qualification as a real estate investment trust, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, excluding the dividends paid deduction and net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $66.0 million on an annual basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable and required annual capital expenditure reserves pursuant to its mortgage indenture.

FUNDS FROM OPERATIONS

   The Company considers Funds from Operations ("FFO") after adjustment for the straight-lining of rents one measure of REIT performance. FFO is defined as net income (loss) before minority interest of unitholders, computed in accordance with Generally Accepted Accounting Principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

   FFO for the years ended December 31, 1996 and 1995, as calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition published in March 1995, are summarized in the following table (in thousands):

                                                   Year Ended
                                                   December 31,
                                               1996         1995

-----------------------------------------------------------------
Income before gain on sale of property,
  minority interest, and extraordinary item    $31,521  $17,146
  Add: Real estate-related depreciation
    and amortization                            14,677   10,563
---------------------------------------------------------------
Funds from Operations                           46,198   27,709
  Deduct: Rental income adjustment for
    straight-lining of rents                      (978)    (312)
---------------------------------------------------------------
Funds from Operations after adjustment
  for straight-lining of rents                 $45,220  $27,397
===============================================================
Weighted average shares outstanding (1)         21,171   13,986
---------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and
Shareholders of Cali Realty Corporation
and the Partners of the Cali Group

In our opinion, the consolidated and combined financial statements listed in the index appearing in Item 14(a)(1) and (2) present fairly, in all material respects, the financial position of Cali Realty Corporation (the "Company") and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the periods ended December 31, 1996, 1995 and 1994, and the results of operations and cash flows of Cali Group for the period January 1, 1994 through August 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's and Cali Group's management; our responsibility is to express and opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/Price Waterhouse LLP
--------------------------
Price Waterhouse LLP
New York, New York
February 18, 1997

                    CALI REALTY CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                         December 31,
ASSETS                                                                1996          1995
----------------------------------------------------------------------------------------
Rental property
  Land                                                          $   98,127      $ 38,962
  Buildings and improvements                                       718,466       319,028
  Tenant improvements                                               35,626        28,588
  Furniture, fixtures and equipment                                  1,133         1,097
----------------------------------------------------------------------------------------
                                                                   853,352       387,675
Less -- accumulated depreciation and amortization                  (68,610)      (59,095)
----------------------------------------------------------------------------------------
  Total rental property                                            784,742       328,580
Cash and cash equivalents (includes $201,269 in overnight
  investments at December 31, 1996)                                204,807           967
Unbilled rents receivable                                           19,705        18,855
Deferred charges and other assets, net of accumulated amortization  11,840        10,873
Restricted cash                                                      3,160         3,229
Accounts receivable, net of allowance of $189 and $134               2,074         1,445
----------------------------------------------------------------------------------------
  Total assets                                                  $1,026,328      $363,949
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------
Mortgages and loans payable                                     $  268,010      $135,464
Dividends and distributions payable                                 17,554         7,606
Accounts payable and accrued expenses                                5,068         3,245
Rents received in advance and security deposits                      6,025         3,114
Accrued interest payable                                             1,328           629
----------------------------------------------------------------------------------------
  Total liabilities                                                297,985       150,058
----------------------------------------------------------------------------------------
Minority interest of unitholders in Operating Partnership           26,964        28,083
----------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
Preferred stock, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 95,000,000 shares authorized,
  36,318,937 and 15,104,725 shares outstanding                        363            151
Additional paid-in capital                                        701,016        185,657
Retained earnings                                                    --             --
----------------------------------------------------------------------------------------
  Total stockholders' equity                                      701,379        185,808
----------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                   $1,026,328       $363,949
========================================================================================

The accompanying notes are an integral part of these financial statements.

                    CALI REALTY CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                                                   Cali Group
                                                                       Cali Realty Corporation Consolidated         Combined
                                                                       ----------------------------------------   ---------------
                                                                             Year Ended         August 31, 1994   January 1, 1994
                                                                            December 31,              to                to
REVENUES                                                                  1996          1995    December 31, 1994  August 30, 1994
------------------------------------------------------------------------------------------------------------------------------------
Base rents                                                              $76,922       $50,808              $13,805          $26,653
Escalations and recoveries from tenants                                  14,429         9,504                2,523            5,557
Parking and other                                                         2,204         1,702                  434            1,121
Interest income                                                           1,917           321                   79              306
------------------------------------------------------------------------------------------------------------------------------------
  Total revenues                                                         95,472        62,335               16,841           33,637
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                         9,395         5,856                1,680            3,282
Utilities                                                                 8,138         6,330                1,522            3,354
Operating services                                                       12,129         8,519                2,038            4,519
General and administrative                                                5,800         3,712                1,079            2,288
Depreciation and amortization                                            15,812        12,111                3,764            5,454
Interest expense                                                         12,677         8,661                1,768           13,608
Ground rent                                                                  --            --                   --              589
Participation agreement settlement                                           --            --                   --              653
------------------------------------------------------------------------------------------------------------------------------------
  Total expenses                                                         63,951        45,189               11,851           33,747
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before gain on sale of rental property,
  minority interest and extraordinary item                               31,521        17,146                4,990             (110)
Gain on sale of rental property                                           5,658            --                   --               --
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest
  and extraordinary item                                                 37,179        17,146                4,990             (110)
Minority interest                                                         4,760         3,508                1,051               --
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                                  32,419        13,638                3,939             (110)
Extraordinary items-- (loss) gain
  (net of minority interest's share of $86 in 1996)                        (475)           --                   --           11,864
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $31,944       $13,638               $3,939          $11,754
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                    Page 80

                    CALI REALTY CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                       Cali Realty Corporation Consolidated
                                                                       ----------------------------------------
                                                                             Year Ended         August 31, 1994
                                                                            December 31,              to
                                                                         1996          1995    December 31, 1994
------------------------------------------------------------------------------------------------------------------
Net income per common share:
Income before extraordinary item --
  loss on early retirement of debt                                        $1.76         $1.23                $0.38
Extraordinary item-- loss on early retirement of debt                     (0.03)           --                   --
------------------------------------------------------------------------------------------------------------------
Net income per common share                                               $1.73         $1.23                $0.38
==================================================================================================================
Dividends declared per common share                                       $1.75         $1.66                $0.54
------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding                               18,461        11,122               10,500
------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.



                                    Page 81

                    CALI REALTY CORPORATION AND SUBSIDIARIES
            STATEMENT OF STOCKHOLDERS' EQUITY AND PARTNERS' DEFICIT
                                   (in thousands)


                                                                                               Partners'
CALI GROUP COMBINED                                                                              Deficit
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                                                                    $(34,335)
  Contributions                                                                                    3,130
  Distributions                                                                                  (11,857)
  Net income                                                                                      11,754
--------------------------------------------------------------------------------------------------------
Balance at August 30, 1994                                                                      $(31,308)
--------------------------------------------------------------------------------------------------------

                                                                          Additional                           Total
                                                     Common stock            Paid-In      Retained     Stockholders'
CALI REALTY CORPORATION CONSOLIDATED               Shares   Par Value        Capital      Earnings            Equity
--------------------------------------------------------------------------------------------------------------------
  Net proceeds from IPO                            10,500        $105       $165,413             --         $165,518
  Adjustments for minority interest of unitholders
    in Operating Partnership at IPO                    --          --        (55,493)            --          (55,493)
  Net income                                           --          --             --      $   3,939            3,939
  Dividends                                            --          --         (1,714)        (3,939)          (5,653)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                       10,500         105        108,206             --          108,311
  Purchase of treasury stock                         (100)         (1)        (1,594)            --           (1,595)
  Conversion of 105 Units to shares of common stock   105           1          1,097             --            1,098
  Net income                                           --          --             --         13,638           13,638
  Dividends                                            --          --         (5,600)       (13,638)         (19,238)
  Net proceeds from common stock offering           4,600          46         83,548             --           83,594
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                       15,105         151        185,657             --          185,808
  Conversion of 101 Units to shares of common stock   101           1          1,072             --            1,073
  Net income                                           --          --             --         31,944           31,944
  Dividends                                            --          --         (5,722)       (31,944)         (37,666)
  Net proceeds from common stock offerings         20,987         210        518,009             --          518,219
  Stock options exercised                             126           1          2,000             --            2,001
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                       36,319        $363       $701,016             --         $701,379
====================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                             CALI REALTY CORPORATION AND SUBSIDIARIES
                                                     STATEMENTS OF CASH FLOWS
                                                          (in thousands)
                                                                                                                   Cali Group
                                                                       Cali Realty Corporation Consolidated         Combined
                                                                       ----------------------------------------   ---------------
                                                                             Year Ended         August 31, 1994   January 1, 1994
                                                                            December 31,              to                to
CASH FLOWS FROM OPERATING ACTIVITIES                                     1996          1995    December 31, 1994  August 30, 1994
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $ 31,944      $ 13,638             $   3,939       $ 11,754
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         15,812        12,111                 3,764          5,454
    Gain on sale of rental property                                       (5,658)           --                    --             --
    Minority interest                                                      4,760         3,508                 1,051             --
    Extraordinary item-- loss (gain)                                         475            --                    --        (11,864)
    Participation agreement settlement                                        --            --                    --            653
Changes in operating assets and liabilities:
    (Increase) decrease in unbilled rents receivable                        (979)         (312)                   95         (1,583)
    Increase in deferred charges and other assets, net                    (4,335)       (1,678)               (3,133)          (669)
    (Increase) decrease in accounts receivable, net                         (629)          (99)                 (225)         1,100
    Increase in accounts payable and accrued expenses                      1,823            35                   322          1,005
    Increase in rents received in advance and security deposits            2,911           878                   162            763
     Increase (decrease) in accrued interest payable                         699           365                   392           (285)
------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                               46,823        28,446                 6,367          6,328
===================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Additions to rental property                                            (318,145)     (133,489)              (19,804)        (2,235)
Proceeds from sale of rental property                                     10,324            --                    --             --
Decrease (increase) in restricted cash                                        69          (247)               (2,204)           809
Cash from contributed assets                                                  --            --                13,061             --
Proceeds from sale of investments                                             --            --                    --          3,401
------------------------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by investing activities                   (307,752)     (133,736)               (8,947)         1,975
===================================================================================================================================


                                             CALI REALTY CORPORATION AND SUBSIDIARIES
                                                     STATEMENTS OF CASH FLOWS
                                                          (in thousands)
                                                                                                                   Cali Group
                                                                       Cali Realty Corporation Consolidated         Combined
                                                                       ----------------------------------------   ---------------
                                                                             Year Ended         August 31, 1994   January 1, 1994
                                                                            December 31,              to                to
CASH FLOWS FROM FINANCING ACTIVITIES                                   1996          1995    December 31, 1994  August 30, 1994
------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------
Proceeds from mortgages and loans payable                                272,113        60,402                79,000         16,327
Repayments of mortgages and loans payable                               (294,819)      (20,702)             (223,811)       (16,571)
Payment of financing costs                                                    --          (102)               (5,233)        (1,952)
Debt prepayment premiums and other costs                                    (312)           --                    --             --
Purchase of treasury stock                                                    --        (1,595)                   --             --
Proceeds from common stock offerings                                     518,219        83,594               165,518             --
Proceeds from stock options exercised                                      2,001            --                    --             --
Payment of dividends and distributions                                   (32,433)      (21,734)               (1,790)            --
Proceeds from concurrent placement                                            --            --                 5,175             --
Cash distributions to partners                                                --            --                (5,175)        (1,972)
Payments to non-continuing partners in connection with IPO                    --            --                (4,710)            --
Cash contributions from partners of the Cali Group                            --            --                    --          3,130
------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                    464,769        99,863                 8,974         (1,038)
===================================================================================================================================
Net increase (decrease) in cash and cash equivalents                     203,840        (5,427)                6,394          7,265
Cash and cash equivalents, beginning of period                               967         6,394                    --          5,796
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                               $ 204,807      $    967             $   6,394       $ 13,061
===================================================================================================================================

The accompanying notes are an integral part of these financial statements.

                    CALI REALTY CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
             (dollars in thousands, except per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

   Cali Realty Corporation and subsidiaries (the "Company"), a Maryland corporation, is a fully integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of December 31, 1996, the Company owned and operated 57 properties, consisting of 56 office and office/flex buildings totaling approximately 7.1 million square feet and a multi-family residential property (the "Properties"). The Properties are located in New Jersey, New York and Pennsylvania.

   The Company was incorporated on May 24, 1994 and commenced operations on August 31, 1994. On August 31, 1994, the Company completed an initial public offering ("IPO") and effected a business combination with the Cali Group (not a legal entity). The Company raised (net of offering costs) approximately $165,518 of capital through the IPO issuing 10,500,000 shares of common stock, and used the proceeds to acquire a 78.94 percent interest in Cali Realty, L.P. (the "Operating Partnership") and related entities, which are the successors to the operations of the Cali Group. In connection with the business combination, the Operating Partnership assumed net liabilities of $26,133. Prior to the completion of the business combination with the Company, the Cali Group was engaged in development, ownership and operation of a portfolio of 12 office buildings and one multi-family residential property, all located in New Jersey (the "Original Properties").

Acquisitions

   In 1994 and 1995, following the Company's IPO, the Company acquired 28 office and office/flex properties totaling 1.7 million square feet for approximately $157,481. These properties are all located in New Jersey, except for one, which is located in Rockland County, New York.

   On March 20, 1996, the Company sold its office building located at 15 Essex Road in Paramus, Bergen County, New Jersey ("Essex Road") and concurrently acquired a 96,000 square foot office building at 103 Carnegie Center in Princeton, Mercer County, New Jersey. The concurrent transactions with unrelated parties qualified as a tax-free exchange, as the Company used substantially all of the proceeds from the sale of Essex Road to acquire the Princeton property. The financial statements for the year ended December 31, 1996 include a gain of $5,658 relating to this transaction.

   In advance of the sale of Essex Road, on March 12, 1996, the Company prepaid $5,492 of the Mortgage Financing (see Note 5) and obtained a release of the mortgage liens on the property. On account of prepayment penalties, write-offs of loan origination fees and costs, legal fees and other costs incurred in the retirement of the debt, an extraordinary loss of $475, (net of minority interest's share of the loss ($86)), is recorded for the year ended December 31, 1996.

   On May 2, 1996, the Company acquired Rose Tree Corporate Center, a two-building suburban office complex totaling 260,000 square feet, located in Media, Delaware County, Pennsylvania, for approximately $28,100, which was drawn from one of the Company's credit facilities.

   On July 23, 1996, the Company acquired 222 and 233 Mount Airy Road, two suburban office buildings totaling 115,000 square feet, located in Basking Ridge, Somerset County, New Jersey, for approximately $10,478, which was drawn from one of the Company's credit facilities.

   On November 4, 1996, the Company acquired the property known as the Harborside Financial Center ("Harborside"), a 1.9 million square foot office complex located in Jersey City, Hudson County, New Jersey for approximately $292,670. The acquisition cost included the assumption of existing and seller-provided mortgage financing aggregating $150,000 (see Note 5). The balance of the cost was paid in cash and was financed substantially through drawings from the Company's credit facilities. As part of the purchase, the Company also acquired 11.3 acres of land fully zoned and permitted for an additional 4.1 million square feet of development and the water rights associated with 27.4 acres of land extending into the Hudson River immediately east of Harborside, including two piers with an area of 5.8 acres.

   On November 7, 1996, the Company acquired Five Sentry Parkway East & West, a two-building office complex comprised of approximately 130,000 square feet located in Plymouth Meeting, Montgomery County, Pennsylvania for approximately $12,484, which was drawn from one of the Company's credit facilities.

   On December 10, 1996, the Company acquired 300 Tice Boulevard, a 230,000 square foot office building located in Woodcliff Lake, Bergen County, New Jersey, for approximately $35,112 in cash, made available from the net proceeds received from the Company's common stock offering in November 1996 (the "November 1996 Offering").

   On December 16, 1996, the Company acquired One Bridge Plaza, a 200,000 square foot office building located in Fort Lee, Bergen County, New Jersey, for approximately $26,901 in cash, made available from the net proceeds received from the November 1996 Offering.

   On December 17, 1996, the Company acquired the International Court at Airport Business Center, a three-building office complex comprised of approximately 371,000 square feet located in Lester, Delaware County, Pennsylvania for approximately $43,178 in cash, made available from the net proceeds received from the November 1996 Offering.

   In December 1996, the Company completed the construction of two office/flex properties on vacant land purchased in the Company's Totowa, Passaic County, New Jersey office park acquired in November 1995. The two properties, which were 19 percent leased at December 31, 1996, aggregate 47,100 square feet, and were completed for a total cost of $2,714.

   On January 28, 1997, the Company acquired 1345 Campus Parkway, a 76,000 square foot office/flex property, located in Wall Township, Monmouth County, New Jersey, for approximately $6,800 in cash, made available from the net proceeds received from the November 1996 Offering. The property is located in the same office park in which the Company previously acquired two office properties and four office/flex properties in November 1995.

   On January 31, 1997, the Company acquired 65 properties (the "RM Properties") of the Robert Martin Company LLC and affiliates ("RM"), for a total cost of approximately $450,000. The cost of the transaction was financed through the assumption of $185,283 mortgage indebtedness, approximately $220,000 in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 Units in the Operating Partnership.

   The RM Properties consist primarily of 54 office and office/flex properties aggregating approximately 3.7 million square feet and six industrial/warehouse properties aggregating approximately 400,000 square feet. The RM Properties are located primarily in established business parks in Westchester County, New York and Fairfield County, Connecticut. The Company has agreed not to sell certain of the RM Properties for a period of seven years without the consent of the RM principals, except for sales made under certain circumstances and/or conditions.

   In connection with the RM transaction, the Company was granted a three-year option to acquire a 115,000 square foot office property and an 84,000 square foot office/flex property (the "Option Properties") for an aggregate minimum price of $19,000 and has granted RM the right to put such properties to the Company between a range of an aggregate purchase price of $11,600 to $21,300, under certain conditions. The purchase prices, under the agreement, are subject to adjustment based on different formulas and are payable in cash or Units.

   The Company provided an $11,600 non-recourse mortgage loan ("Mortgage Receivable") to entities controlled by the RM principals, bearing interest at an annual rate of 450 basis points over the one-month London Inter-Bank Offered Rate ("LIBOR"). The Mortgage Receivable, which is secured by the Option Properties and guaranteed by certain of the RM principals, matures on February 1, 2000. In addition, the Company received a three percent origination fee in connection with the Mortgage Receivable.

   In connection with the RM transaction, RM has made certain customary representations and warranties to the Company, most of which survive the closing for a period of one year. RM has agreed to maintain a minimum net worth of $25,000 during such period.

   As part of the RM transaction, Brad W. Berger, President and Chief Executive Officer of RM, and Timothy M. Jones, Chief Operating Officer of RM, joined the Company as Executive Vice- Presidents under three year employment agreements. The agreements provide for, among other things, both Berger and Jones to be issued warrants to purchase 170,000 shares of the Company's common stock at a price of $33 per share, which vest equally over a three-year period and expire on January 31, 2007.

   Robert F. Weinberg, co-founder of RM, and Berger will serve on the Company's Board of Directors for an initial term of three years. The Company intends to appoint two additional independent Board members, thereby increasing the size of the Board from nine to thirteen members.

   Following the transaction, the Company's portfolio consists of 123 properties, aggregating 11.4 million square feet of office, office/flex and industrial/warehouse properties, located in New Jersey, New York, Pennsylvania and Connecticut.

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

   The accompanying combined statements of operations, cash flows, and partners' deficit of the Cali Group include all the operations of the entities comprising the Cali Group and are presented on a combined basis because of common management and because all of the entities became wholly-owned by the Operating Partnership and the Company.

   Certain other properties affiliated with the Cali Group have been excluded from the statements as they were not included in the business combination described above.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Rental Property -- Rental properties are stated at cost less accumulated depreciation. Costs include interest, property taxes, insurance and other project costs incurred during the period of construction. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Fully depreciated assets are removed from the accounts. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


Buildings and improvements                        39 to 40 years
----------------------------------------------------------------
Tenant improvements               The shorter of the term of the
                                    related lease or useful life
----------------------------------------------------------------
Furniture, fixtures and equipment                  5 to 10 years
----------------------------------------------------------------

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

Deferred Financing Costs -- Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs were $1,081, $1,456, $445 and $361 for the years ended December 31, 1996 and 1995, and the periods August 31, 1994 to December 31, 1994 and January 1, 1994 to August 30, 1994, respectively.

Deferred Leasing Costs -- Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.

Revenue Recognition -- The Company recognizes base rental revenue on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking revenue includes income from parking spaces leased to tenants.

   Rental income on residential property under operating leases having terms generally of one year or less is recognized when earned.

Cash and Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 1996, cash and cash equivalents included investments in overnight reverse repurchase agreements ("Overnight Investments") totaling $201,269. Investments in Overnight Investments are subject to the risks that the counterparty will default and the collateral will decline in market value. The Overnight Investments matured on January 2, 1997. The entire balance, including interest income earned, was realized by the Company and ultimately used in the funding of the RM transaction on January 31, 1997.

Income and Other Taxes -- The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the "Code"). As a REIT, the Company will not be subject to federal income tax to the extent it distributes at least 95 percent of its REIT taxable income to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company may be subject to certain state and local taxes. Taxes were not provided for in the Cali Group combined financial statements because the entities that comprised the Cali Group were partnerships and any taxable income or loss was included in the income tax returns of the individual partners.

Net Income Per Share -- Net income per share is computed using the weighted average common shares outstanding during the period. The assumed exercise of outstanding stock options using the treasury stock method is not considered dilutive in any period.

Dividends and Distributions Payable -- The dividends and distributions payable at December 31, 1996 represent dividends payable to shareholders of record on January 6, 1997 (36,318,937 shares) and distributions payable to minority interest unitholders (2,689,945 Units) on that same date. The fourth quarter dividends and distributions of $0.45 per share and per Unit were approved by the Board of Directors on December 19, 1996 and were paid on January 21, 1997. All dividends paid and declared during the year ended December 31, 1996 are considered ordinary income to the Company's shareholders for federal income tax purposes. The status of such dividend is subject to final determination by the Internal Revenue Service.

Extraordinary Items -- The extraordinary items represent the net effects resulting from the early settlement of certain mortgage obligations, including accrued interest, net of write-offs of related deferred financing costs and prepayment penalties.

Participation Agreement Settlement -- In connection with its original ten-year lease entered into in 1988, a tenant was granted a rent concession in the form of a residual share, as defined, of the proceeds of any sale or refinancing of the property during the tenants' lease term. In connection with the IPO, the tenant was paid $1,135 in settlement of this participation agreement, of which $653 was expensed during the period ended August 30, 1994 and the balance of $482 is being amortized over the remaining term of the original ten-year term of the lease.

Underwriting Commissions and Offering Costs -- Underwriting commissions and offering costs incurred in connection with the Company's common stock offerings have been reflected as a reduction of additional paid-in-capital.

Stock Options -- The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." (See Note 8.)

3. RESTRICTED CASH

   Restricted cash includes security deposits for the residential property, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements and is comprised of the following:

                                                 December 31,
                                              1996          1995
----------------------------------------------------------------
Escrow and other reserve funds              $2,814        $2,901
Residential security deposits                  346           328
----------------------------------------------------------------
Total restricted cash                       $3,160        $3,229
================================================================

4. DEFERRED CHARGES AND OTHER ASSETS

                                                 December 31,
                                              1996          1995
----------------------------------------------------------------
Deferred leasing costs                     $14,031       $13,498
Deferred financing costs                     5,390         5,778
----------------------------------------------------------------
                                            19,421        19,276
Accumulated amortization                    (8,994)       (9,035)
----------------------------------------------------------------
Deferred charges, net                       10,427        10,241
Prepaid expenses and other assets            1,413           632
----------------------------------------------------------------
Total deferred charges and other assets    $11,840       $10,873
================================================================

5. MORTGAGES AND LOANS PAYABLE

                                                 December 31,
                                              1996          1995
----------------------------------------------------------------
Harborside Mortgages                      $150,000      $     --
Mortgage Financing                          64,508        70,000
Fair Lawn Mortgage                          18,445        18,764
First Prudential Facility                    6,000        46,700
Bank Facility                               23,805            --
Contingent Obligation                        5,252            --
----------------------------------------------------------------
Total mortgages and loans payable         $268,010      $135,464
================================================================

Harborside Mortgages

   In connection with the acquisition of Harborside, on November 4, 1996, the Company assumed existing mortgage debt and was provided seller-mortgage debt aggregating $150,000. The existing financing of approximately $107,480 bears interest at a fixed rate of 7.32 percent for a term of approximately nine years. The seller-provided financing of approximately $42,520 also has a term of nine years and initially bears interest at a rate of 6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity.

Mortgage Financing

   Concurrent with the IPO, the Company's initial operating subsidiaries, which own the Original Properties, issued five-year mortgage notes with an aggregate principal balance of $144,500 secured and cross-collateralized by the Original Properties to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes. Bonds with an aggregate principal balance of $70,000 were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74,500 were purchased by the Company. As a result, the Company's initial mortgage financing was $70,000 (the "Mortgage Financing"). Approximately $38,000 of the $70,000 is guaranteed under certain conditions by certain partners of the Cali Group partnerships which owned the Original Properties. The Mortgage Financing requires monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999. $46,000 of the $70,000 Mortgage Financing bears interest at a net cost to the Company equal to a fixed rate of
8.02 percent per annum and the remaining $24,000 bears interest at a net cost to the Company equal to a floating rate of 100 basis points over one-month LIBOR (5.53 percent at December 31, 1996) with a lifetime interest rate cap of 11.6 percent. Pursuant to the terms of the Mortgage Financing, the Company is required to escrow $143 per month for tenant improvements and leasing commissions and $53 per month for capital improvements.

   In advance of the sale of Essex Road, on March 12, 1996, the Company prepaid $5,492 ($1,687 -- fixed rate debt, $3,805 -- floating rate debt) of the Mortgage Financing, resulting in outstanding balances of $44,313 for the 8.02 percent fixed rate debt and $20,195 for the floating rate debt.

Fair Lawn Mortgage

   In connection with the acquisition of an office building in Fair Lawn, Bergen County, New Jersey on March 3, 1995, the Company assumed an $18,764 non-recourse mortgage loan ("Fair Lawn Mortgage") bearing interest at a fixed rate of 8.25 percent per annum. The loan requires payment of interest only through March 15, 1996 and payment of principal and interest thereafter, on a 20-year amortization schedule, with the remaining principal balance due October 1, 2003. For the year ended December 31, 1996, the Company has paid $319 for amortization of principal on the Fair Lawn Mortgage.

First Prudential Facility

   The Company has a $70,000 revolving credit facility (the "First Prudential Facility") with Prudential Securities Credit Corp. ("PSC"), which may be used to fund acquisitions and new development projects and for general working capital purposes, including capital expenditures and tenant improvements. In connection with the Mortgage Financing, the Company obtained a $6,005 letter of credit, secured by the First Prudential Facility, to meet certain tenant improvement and capital expenditure reserve requirements. The First Prudential Facility bore interest at a floating rate equal to 150 basis points over one-month LIBOR for January 1, 1996 through August 31, 1996. Effective September 1, 1996, the interest rate was reduced to a floating rate equal to 125 basis points over one-month LIBOR. The First Prudential Facility is a recourse liability of the Operating Partnership and is secured by a pledge of the $74,500 Bonds held by the Company. The First Prudential Facility requires monthly payments of interest only, with outstanding advances and any accrued but unpaid interest due November 30, 1997 and is subject to renewal at the lender's sole discretion. Subsequent to December 31, 1996 and through February 18, 1997, the Company did not draw any additional funds from the First Prudential Facility.

Bank Facility

   On February 1, 1996, the Company obtained a credit facility (the "Bank Facility") secured by certain of its properties in the amount of $75,000 from two participating banks. The Bank Facility has a three-year term and bears interest at 150 basis points over one-month LIBOR. The terms of the Bank Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Bank Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. Subsequent to December 31, 1996 and through February 18, 1997, the Company had additional net borrowings of $41,195 from the Bank Facility, used for the cash portion of the financing for the RM transaction on January 31, 1997.

Contingent Obligation

   As part of the Harborside acquisition, the Company agreed to make payments (with an estimated net present value of approximately $5,252) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights.

Second Prudential Facility

   On November 4, 1996, the Company obtained a revolving credit facility ("Second Prudential Facility") from PSC totaling $80,000 which bears interest at 125 basis points over one-month LIBOR, and matures on January 15, 1998, unless the Company or PSC elects to extend the maturity date to not earlier than June 30, 1998, or the facility is refinanced prior to such date at the election of either the Company or PSC. The Second Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Second Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. Subsequent to December 31, 1996 and through February 18, 1997, the Company did not draw any additional funds from the Second Prudential Facility.

TIAA Mortgage

   In connection with the RM transaction on January 31, 1997, the Company assumed a $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America with interest only payable monthly at a fixed annual rate of 7.18 percent (the "TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Company, at its option, may convert the TIAA Mortgage to unsecured public debt upon achievement by the Company of an investment credit rating of Baa3/BBB- or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance.

Interest Rate Swap Agreements

   On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to a fixed 6.285 percent per annum on a notional amount of $24,000 through August 1999.

   On January 23, 1996, the Company entered into an interest rate swap agreement with one of the participating banks in the Bank Facility. The swap agreement has a three-year term and a notional amount of $26,000, which fixes the Company's one-month LIBOR base to 5.265 percent on its floating rate credit facilities.

   The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by either counterparty.

Scheduled Principal Payments and Interest Paid

   Scheduled principal payments on the mortgages and loans payable, as of December 31, 1996, are as follows:

Year                                                      Amount
----------------------------------------------------------------
1997                                                    $  6,412
1998                                                         448
1999                                                      88,799
2000                                                         527
2001                                                         573
Thereafter                                               171,251
----------------------------------------------------------------
Total                                                   $268,010
================================================================

   Cash paid for interest for the years ended December 31, 1996 and 1995, and the periods from August 31, 1994 to December 31, 1994 and from January 1, 1994 to August 30, 1994 was $12,096, $8,322, $1,504, and $15,977, respectively.
Additionally, interest capitalized by the Company for the years ended December 31, 1996 and 1995 was $118 and $27, respectively, while no interest was capitalized during the periods August 31, 1994 to December 31, 1994 and January 1, 1994 to August 30, 1994 .

6. MINORITY INTEREST

   Certain individuals and entities contributing interests to the Operating Partnership received Units. A Unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Minority interest in the accompanying consolidated financial statements relates to Units held by parties other than the Company.

   Units are able to be redeemed by the unitholders at their option, subject to certain restrictions, on the basis of one Unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The Company has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. When a unitholder redeems a Unit, minority interest is reduced and the Company's investment in the Operating Partnership is increased. During the year ended December 31, 1996, 100,671 Units were redeemed for common stock of the Company. As of December 31, 1996, the minority interest unitholders owned 6.9 percent of the Operating Partnership.

7. RELATED PARTY TRANSACTIONS

   Certain employees of the Operating Partnership provide leasing services to the Properties and receive fees as compensation ranging from 0.667 to 2.667 percent of adjusted rents. For the years ended December 31, 1996 and 1995, such fees, which are capitalized and amortized, approximated $490 and $575, respectively.

The Cali Group

   Prior to the IPO, Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") was an affiliate of a 20 percent limited partner of one property partnership. Total rental income, including escalations and recoveries, from DLJ for the period January 1, 1994 to August 30, 1994 approximated $6,472.

   Prior to the IPO, two limited partners in the Roseland II Limited Partnership were tenants occupying, in the aggregate, 21 percent of the property. Total rental income, including escalations and recoveries, from these tenants for the period January 1, 1994 to August 30, 1994 approximated $578.

   The Cali Group provided administrative services to certain properties not included in the accompanying combined financial statements and earned fees of $108 for such services for the period January 1, 1994 to August 30, 1994.

   Certain Cali Group employees provided leasing services to the Original Properties and received fees as additional compensation ranging from .667 percent to 2.667 percent of adjusted rents. For the period January 1, 1994 to August 30, 1994 such fees, which are capitalized and amortized, approximated $108.

8. STOCK OPTION AND EXECUTIVE
   COMPENSATION PLANS

Stock Option Plans

   In 1994, and as amended on May 13, 1996, the Company established the Cali Employee Stock Option Plan ("Employee Plan") and the Cali Director Stock Option Plan ("Director Plan") under which a total of 1,880,188 (subject to adjustment) of the Company's shares of common stock have been reserved for issuance (1,780,188 shares under the Employee Plan and 100,000 under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have a term of ten years.

                    CALI REALTY CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)

   Information regarding the Company's stock option plans is summarized below:

                                           Employee      Director
Shares under option:                           Plan          Plan
-----------------------------------------------------------------
   Granted on August 31, 1994 at
     $17.25 per share                       600,000        20,000
   Granted at $15.25 per share                   --         5,000
-----------------------------------------------------------------
Outstanding at December 31, 1994            600,000        25,000
   Granted at $17.25 per share              181,200        10,000
   Granted at $19.875 per share              39,000            --
   Less-- Lapsed or canceled                 (3,588)           --
-----------------------------------------------------------------
Outstanding at December 31, 1995            816,612        35,000
   $15.25 - $19.875 per share
   Granted at $21.50 per share              361,750        14,000
   Granted at $25.25 per share               58,950            --
   Granted at $26.25 per share              375,000            --
   Less -- Lapsed or canceled                (7,164)           --
   Exercised at $17.25 per share           (116,041)      (10,000)
-----------------------------------------------------------------
Outstanding at December 31, 1996          1,489,107        39,000
   $15.25 - $26.25 per share
=================================================================
Exercisable at December 31, 1996            509,710        25,000
-----------------------------------------------------------------
Available for grant at
   December 31, 1995                        463,576        15,000
-----------------------------------------------------------------
Available for grant at
   December 31, 1996                        175,040        51,000
-----------------------------------------------------------------

   The weighted-average fair value of options granted during 1996 and 1995 were $2.41 and $1.28 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculations:

                                              1996         1995
---------------------------------------------------------------
Expected life (years)                          6           6
Risk-free interest rate                        6.11%       6.58%
Volatility                                    19.14%       1.41%
Dividend yield                                 7.58%      10.20%

   Under the above models, the value of stock options granted under the Employee Plan and Director Plan during 1996 and 1995 totaled approximately $1,955 and $294, respectively, which would be amortized ratably on a pro forma basis over the appropriate vesting period. Had the Company determined compensation cost for these plans in accordance with SFAS No. 123, the Company's pro forma net income and earnings per share would have been $31,980 and $1.73 in 1996 and $13,553 and $1.22 in 1995. The SFAS No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in the future.

Executive Compensation Plans

   In January 1997, the Company entered into employment contracts with seven of its key executives which provide for, among other things, compensation in the form of stock awards (the "Stock Award Rights") and Company-financed stock purchase rights (the "Stock Purchase Rights") and associated tax obligation payments. In connection with the Stock Award Rights, the executives will receive 199,070 shares of the Company's common stock vesting over a five-year period contingent on the Company meeting certain performance objectives. Pursuant to the terms of the Stock Purchase Rights, the Company provided fixed rate, non-prepayable loans to such executives to finance their purchase of 152,000 shares of the Company's common stock, which the Company has agreed to forgive ratably over five years.

9. EMPLOYEE BENEFIT PLAN

   All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a Section 401(k) plan (the "Plan") as defined by the Code. The Plan allows eligible employees to defer up to 15 percent of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions. No employer contributions have been made to date.

10. DISCLOSURE OF FAIR VALUE OF
    FINANCIAL INSTRUMENTS

   The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 1996 and 1995. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values.

   Mortgages and loans payable have an aggregate carrying value of $268,010 and $135,464 at December 31, 1996 and 1995, respectively, which approximates their estimated aggregate fair value (excluding prepayment penalties) based upon then current interest rates for debt with similar terms and remaining maturities.

   The estimated net gain on settling the Company's interest rate swap agreements, at December 31, 1996, based on quoted market prices of comparable swaps, was $140.

   Disclosure about fair value financial instruments is based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1996 and current estimates of fair value may differ significantly from the amounts presented herein.

11. COMMITMENTS AND CONTINGENCIES

Tax Abatement Agreements
Grove Street Property:

   Pursuant to an agreement with the City of Jersey City, New Jersey expiring in 2009, the Company is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City. Such PILOT is determined based on the greater of two percent of the property cost, as defined, or $1,131 per annum, through 1999 and 2.5 percent, or $1,414 per annum, through 2004.

Harborside Financial Center Property:

   Tax abatements for Harborside were obtained in 1988 by the former owner of the property of the City of Jersey City and were assumed by the Company as part of the acquisition of Harborside on November 4, 1996. The abatements, which commenced in 1990, are for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increase by $75 per annum through year fifteen. Total Project Costs, as defined, are $148,712. The service charges for the remaining undeveloped parcels will be equal to two percent of Total Project Costs for each unit in year one and increase to three percent by year fifteen.

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

   At December 31, 1995, DLJ leased approximately 55 percent of the space in the Company's 95 Christopher Columbus Drive, Jersey City, Hudson County, New Jersey property. On April 9, 1996, DLJ signed a lease with the Company for an additional 73,200 square feet of space ("DLJ Expansion"), increasing its occupancy to approximately 66 percent of the property.

   Total rental income from DLJ, including escalations and recoveries, was $11,498, $10,352 and $3,324 for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994, respectively. At December 31, 1996 and 1995, unbilled rents receivable included $12,862 and $12,164, respectively, from DLJ.

   Future minimum rentals to be received under noncancelable operating leases at December 31, 1996 are as follows:

Year                                           Amount
-----------------------------------------------------
1997                                         $117,705
1998                                          107,399
1999                                           94,462
2000                                           76,575
2001                                           59,081
Thereafter                                    285,198
-----------------------------------------------------
Total                                        $740,420
=====================================================

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

   During 1995, the Company completed a public offering of 4,600,000 shares of common stock and received net proceeds of $83,594. Additionally in 1995, the Company purchased, for constructive retirement, 100,000 shares of its outstanding common stock for $1,595. The excess of the purchase price over par value was recorded as a reduction to additional paid-in capital. Concurrent with this purchase, the Company sold to the Operating Partnership 100,000 Units for $1,595.

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

   On August 13, 1996, the Company sold 3,450,000 shares of its common stock through a public stock offering (the "August 1996 Offering"), which included an exercise of the underwriters' over-allotment option of 450,000 shares. Net proceeds from the August 1996 Offering (after offering costs) were approximately $76,830. The offering was conducted using one underwriter and the shares were issued from the Company's $250,000 shelf registration statement (File No. 33-96538).

   Pursuant to the Company's Registration Statement on Form S-3 (File No. 333-09081), on November 22, 1996, the Company completed an underwritten public offer and sale of 17,537,500 shares of its common stock using several different underwriters to underwrite such public offer and sale (which included an exercise of the underwriters' over-allotment option of 2,287,500 shares). The Company received approximately $441,215 in net proceeds (after offering costs) from the November 1996 Offering, and used such funds to acquire certain of the Company's property acquisitions in November and December, pay down outstanding borrowings on its revolving credit facilities, and invested the excess funds in Overnight Investments.

   On December 31, 1996, the Company filed a shelf registration statement (File No. 333-19101) with the SEC for an aggregate amount of $1,000,000 in equity securities of the Company. The registration statement was declared effective by the SEC on January 7, 1997.

14. CONDENSED QUARTERLY FINANCIAL INFORMATION (Unaudited)

   The following summarizes the condensed quarterly financial information for the Company:

                                                                               Quarter Ended 1996
-------------------------------------------------------------------------------------------------------------------------
                                                           December 31,       September 30,      June 30,       March 31,
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $32,370             $22,518          $21,013         $19,571
Operating and other expenses                                   9,404               7,035            6,579           6,644
General and administrative                                     2,365               1,371            1,128             936
Depreciation and amortization                                  5,157               3,747            3,614           3,294
Interest expense                                               4,388               2,721            2,999           2,569
-------------------------------------------------------------------------------------------------------------------------
Income before gain on sale of rental property,
   minority interest and extraordinary item                   11,056               7,644            6,693           6,128
Gain on sale of rental property                                   --                  --               --           5,658
-------------------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item        11,056               7,644            6,693          11,786
Minority interest                                                894               1,045            1,009           1,812
-------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                              10,162               6,599            5,684           9,974
Extraordinary item -- loss on early retirement debt
   (net of minority interest's share of $86)                      --                  --               --             475
-------------------------------------------------------------------------------------------------------------------------
Net income                                                   $10,162            $  6,599          $ 5,684         $ 9,499
=========================================================================================================================
Net income per common share:
   Income before extraordinary item --
     loss on early retirement of debt                          $0.34               $0.39            $0.37           $0.66
   Extraordinary item-- loss on early retirement of debt          --                  --               --           (0.03)
-------------------------------------------------------------------------------------------------------------------------
Net income per common share                                    $0.34               $0.39            $0.37           $0.63
=========================================================================================================================
Dividends declared per common share                            $0.45               $0.45            $0.43           $0.43
=========================================================================================================================

                                                                               Quarter Ended 1995
-------------------------------------------------------------------------------------------------------------------------
                                                           December 31,       September 30,      June 30,       March 31,
-------------------------------------------------------------------------------------------------------------------------
Revenues                                                     $17,535             $15,777          $15,151         $13,872
Operating and other expenses                                   5,911               5,381            4,872           4,541
General and administrative                                       922                 856            1,001             933
Depreciation and amortization                                  3,175               3,009            3,095           2,832
Interest expense                                               2,500               2,347            2,173           1,641
-------------------------------------------------------------------------------------------------------------------------
Income before minority interest                                5,027               4,184            4,010           3,925
Minority interest                                                888                 911              873             836
-------------------------------------------------------------------------------------------------------------------------
Net income                                                   $ 4,139             $ 3,273          $ 3,137         $ 3,089
=========================================================================================================================
Net income per common share                                    $0.31               $0.31            $0.30           $0.29
=========================================================================================================================
Dividends declared per common share                            $0.43               $0.43            $0.40           $0.40
=========================================================================================================================

CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (CONTINUED)

15. PRO FORMA FINANCIAL INFORMATION
    (Unaudited)

   The following unaudited pro forma financial information for the years ended December 31, 1996 and 1995 are presented as if the acquisitions and common stock offerings which occurred during 1996 and 1995 had occurred on January 1, 1995. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

   This unaudited pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of the beginning of the respective periods, nor do they represent the results of operations of future periods.

                                                      Year Ended
                                                    December 31,
                                               1996         1995
----------------------------------------------------------------
Revenues                                   $153,619     $145,982
Operating and other expenses                 44,571       42,424
General and administrative                    8,820        7,862
Depreciation and amortization                23,945       23,778
Interest expense                             19,300       19,924
----------------------------------------------------------------
Income before minority interest              56,983       51,994
Minority interest                             5,043        4,742
----------------------------------------------------------------
Net income                                 $ 51,940     $ 47,252
================================================================
Net income per common share                   $1.86        $1.70
----------------------------------------------------------------

   The following unaudited pro forma financial information for the year ended December 31, 1996 is presented as if the acquisitions and common stock offerings which occurred during 1996 and the January 1997 Robert Martin transaction had occurred on January 1, 1996. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

   This unaudited pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of the beginning of the year, nor do they represent the results of operations of future periods.

                                                      Year Ended
                                                    December 31,
                                                            1996
----------------------------------------------------------------
Revenues                                                $226,578
Operating and other expenses                              69,260
General and administrative                                12,817
Depreciation and amortization                             34,070
Interest expense                                          34,264
----------------------------------------------------------------
Income before minority interest                           76,167
Minority interest                                          7,769
----------------------------------------------------------------
Net income                                              $ 68,398
================================================================
Net income per common share                                $1.89
----------------------------------------------------------------

Cali Realty Corporation
Real Estate Investments and Accumulated Depreciation
December 31, 1996
(dollars in thousands)
                                                                                                                        SCHEDULE III


                                                                                                                           Costs
Property Location/Type                                                                           INITIAL COSTS          Capitalized
[(O) = Office Property/                              Year                  Related                        Bldgs and      Subsequent
 (F) = Office/flex]                             Built     Acquired       Encumbrances          Land       Imprvments      to Acquis.
 ------------------                             -----     --------       ------------          ----       ----------      ----------
CRANFORD, UNION COUNTY, NJ
6 Commerce Drive (O) ....................        1973        --          $  1,752(a)        $    250        $   --          $  2,567
11 Commerce Drive (O) ...................        1981        --             3,480(a)             470            --             5,599
20 Commerce Drive (O) ...................        1990        --            10,309(a)           2,346            --            21,066

65 Jackson Drive (O) ....................        1984        --             3,747(a)             541            --             6,682

CLARK, UNION COUNTY, NJ
100 Walnut Avenue (O) ...................        1985        --            13,706(a)            --              --            15,874

JERSEY CITY,
 HUDSON COUNTY, NJ
95 Christopher
 Columbus Drive (O) .....................        1989        --            51,476(a)           6,205            --            79,230

Harborside Financial Center
 Christopher Columbus Drive
 Exchange Plaza & the
 Hudson River (O)
    Plaza I .............................        1930        1996          42,520              3,923          51,013               5

    Plaza II ............................        1930        1996             (e)             17,655         100,546              61
    Plaza III ...........................        1930        1996             (e)             17,655         101,878             131

ROSELAND, ESSEX COUNTY NJ
101 Eisenhower Parkway(O) ...............        1980        --            12,409(a)             228            --            13,209
103 Eisenhower Parkway(O) ...............        1985        --            10,488(a)            --              --            13,950



                                           GROSS AMOUNT
                                         AT WHICH CARRIED
                                        AT CLOSE OF PERIOD
                                  ------------------------------
Property Location/Type
[(O) = Office Property/                       Bldgs and                 Accum.
 (F) = Office/flex]                 Land     Imprvments    Total       Deprec(c)
 ------------------                 ----     ----------    -----       ---------
CRANFORD, UNION COUNTY, NJ
6 Commerce Drive (O) .......     $    250     $  2,567     $  2,817     $  1,326
11 Commerce Drive (O) ......          470        5,599        6,069        2,642
20 Commerce Drive (O) ......        2,346       21,066       23,412        4,213

65 Jackson Drive (O) .......          541        6,682        7,223        2,078

CLARK, UNION COUNTY, NJ
100 Walnut Avenue (O) ......        1,822       14,052       15,874        5,162

JERSEY CITY,
 HUDSON COUNTY, NJ
95 Christopher
 Columbus Drive (O) ........        6,205       79,230       85,435       16,761

Harborside Financial Center
 Christopher Columbus Drive
 Exchange Plaza & the
 Hudson River (O)
    Plaza I ................        3,923       51,018       54,941          213

    Plaza II ...............       17,655      100,607      118,262          420
    Plaza III ..............       17,655      102,009      119,664          420

ROSELAND, ESSEX COUNTY NJ
101 Eisenhower Parkway(O) ..          228       13,209       13,437        6,378
103 Eisenhower Parkway(O) ..        2,300       11,650       13,950        4,254





Cali Realty Corporation
Real Estate Investments and Accumulated Depreciation
December 31, 1996
(dollars in thousands)
                                                                                                                       SCHEDULE III


                                                                                                     INITIAL COSTS          Costs
Property Location/Type                                                                           ----------------------  Capitalized
[(O) = Office Property/                                   Year                 Related                       Bldgs and    Subsequent
 (F) = Office/flex]                                Built       Acquired      Encumbrances        Land        Imprvments   to Acquis.
 ------------------                                -----       --------      ------------        ----        ----------    ---------
WOODCLIFF LAKE,
 BERGEN COUNTY, NJ
50 Tice Boulevard (O) .....................         1984         --           12,795(a)          4,500           --           25,228
300 Tice Boulevard (O) ....................         1991         1996           --               5,424         29,688           --

FAIR LAWN, BERGEN COUNTY, NJ
17-17 Route 208 (O) .......................         1987         1995         18,445             3,067         19,415            272

FORT LEE, BERGEN COUNTY, NJ
One Bridge Plaza (O) ......................         1981         1996           --               2,439         24,462           --

FLORHAM PARK,
 MORRIS COUNTY, NJ
325 Columbia Turnpike (O) .................         1987         --           10,300(a)          1,564           --           14,897

PARSIPPANY,
 MORRIS COUNTY, NJ
600 Parsippany Road (O) ...................         1978         1994            (d)             1,257          5,594            350

SUFFERN, ROCKLAND COUNTY, NY
400 Rella Boulevard (O) ...................         1988         1995            (d)             1,090         13,412            424

PRINCETON, MERCER COUNTY, NJ
5 Vaughn Drive (O) ........................         1987         1995            (d)               657          9,800            104
400 Alexander Park (O) ....................         1987         1995           --                 344          3,917          2,123
103 Carnegie Center (O) ...................         1984         1996           --               2,566          7,868           --







                                                   GROSS AMOUNT
                                                AT WHICH CARRIED
                                                AT CLOSE OF PERIOD
                                          ---------------------------
Property Location/Type
[(O) = Office Property/                           Bldgs and                 Accum.
 (F) = Office/flex]                       Land    Imprvments    Total      Deprec(c)
-------------------                       ----    ----------    -----      ---------
WOODCLIFF LAKE,
 BERGEN COUNTY, NJ
50 Tice Boulevard (O) ..............      4,500     25,228     29,728      8,504
300 Tice Boulevard (O) .............      5,424     29,688     35,112         61

FAIR LAWN, BERGEN COUNTY, NJ
17-17 Route 208 (O) ................      3,067     19,687     22,754        904

FORT LEE, BERGEN COUNTY, NJ
One Bridge Plaza (O) ...............      2,439     24,462     26,901       --

FLORHAM PARK,
 MORRIS COUNTY, NJ
325 Columbia Turnpike (O) ..........      1,564     14,897     16,461      4,510

PARSIPPANY,
 MORRIS COUNTY, NJ
600 Parsippany Road (O) ............      1,257      5,944      7,201        310

SUFFERN, ROCKLAND COUNTY, NY
400 Rella Boulevard (O) ............      1,090     13,836     14,926        610

PRINCETON, MERCER COUNTY, NJ
5 Vaughn Drive (O) .................        657      9,904     10,561        354
400 Alexander Park (O) .............        344      6,040      6,384        167
103 Carnegie Center (O) ............      2,566      7,868     10,434        166









Cali Realty Corporation
Real Estate Investments and Accumulated Depreciation
December 31, 1996
(dollars in thousands)
                                                                                                                     SCHEDULE III


                                                                                                    INITIAL COSTS           Costs
Property Location/Type                                                                         ---------------------     Capitalized
[(O) = Office Property/                               Year                      Related                    Bldgs and      Subsequent
 (F) = Office/flex]                                  Built       Acquired    Encumbrances      Land       Imprvments      to Acquis.
 ------------------                                  -----       --------    ------------      ----       ----------      ----------
HAMILTON TOWNSHIP,
 MERCER COUNTY, NJ
100 Horizon Drive (F) ......................          1989          1995          (d)           205          1,676             65
200 Horizon Drive (F) ......................          1991          1995          (d)           205          3,027              1
300 Horizon Drive (F) ......................          1989          1995          (d)           379          4,355              8
500 Horizon Drive (F) ......................          1990          1995          (d)           379          3,395             39

CLIFTON, PASSAIC COUNTY, NJ
777 Passaic Avenue .........................          1983          --          1,323(a)        --           --             6,817

TOTOWA, PASSAIC COUNTY, NJ
999 Riverview Drive (O) ....................          1988          1995          (d)           476          6,024             49

11 Commerce Way (F) ........................          1989          1995          (d)           586          2,986             43
20 Commerce Way (F) ........................          1992          1995          (d)           516          3,108             26
29 Commerce Way (F) ........................          1990          1995          (d)           586          3,092            225
40 Commerce Way (F) ........................          1987          1995          (d)           516          3,260            104
45 Commerce Way (F) ........................          1992          1995          (d)           536          3,379            124
60 Commece Way (F) .........................          1988          1995          (d)           526          3,257            152
80 Commerce Way (F) ........................          1996          --            (d)           743           --            1,134
100 Commerce Way (F) .......................          1996          --            (d)           742           --            1,133
120-140 Commerce Way (F) ...................          1994          1995          (d)           457          2,346             27




                                                  GROSS AMOUNT
                                                AT WHICH CARRIED
                                               AT CLOSE OF PERIOD
                                          ---------------------------
Property Location/Type
[(O) = Office Property/                          Bldgs and                Accum.
 (F) = Office/flex]                        Land  Imprvments     Total    Deprec(c)
 ------------------                        ----  ----------     -----    ---------
HAMILTON TOWNSHIP,
 MERCER COUNTY, NJ
100 Horizon Drive (F) ..............        205      1,741      1,946         49
200 Horizon Drive (F) ..............        205      3,028      3,233         89
300 Horizon Drive (F) ..............        379      4,363      4,742        128
500 Horizon Drive (F) ..............        379      3,434      3,813        104

CLIFTON, PASSAIC COUNTY, NJ
777 Passaic Avenue .................      1,100      5,717      6,817      2,024

TOTOWA, PASSAIC COUNTY, NJ
999 Riverview Drive (O) ............        476      6,073      6,549        180

11 Commerce Way (F) ................        586      3,029      3,615         88
20 Commerce Way (F) ................        516      3,134      3,650         91
29 Commerce Way (F) ................        586      3,317      3,903        103
40 Commerce Way (F) ................        516      3,364      3,880        103
45 Commerce Way (F) ................        536      3,503      4,039        117
60 Commece Way (F) .................        526      3,409      3,935        108
80 Commerce Way (F) ................        743      1,134      1,877          7
100 Commerce Way (F) ...............        742      1,133      1,875          6
120-140 Commerce Way (F) ...........        457      2,373      2,830         69



Cali Realty Corporation
Real Estate Investments and Accumulated Depreciation
December 31, 1996
(dollars in thousands)
                                                                                                           SCHEDULE III


                                                                                       INITIAL COSTS            Costs
Property Location/Type                                                             --------------------      Capitalized
[(O) = Office Property/                           Year              Related                   Bldgs and       Subsequent
 (F) = Office/flex]                          Built    Acquired     Encumbrances    Land      Imprvments       to Acquis.
 ------------------                          -----    --------     ------------    ----      ----------       ----------
WALL TOWNSHIP,
 MONMOUTH COUNTY, NJ
1305 Campus Parkway (O) .................     1988       1995          (d)          335        2,560             27
1325 Campus Parkway (F) .................     1988       1995          (d)          270        2,928             10
1340 Campus Parkway (F) .................     1992       1995          (d)          489        4,621            158
1350 Campus Parkway (O) .................     1990       1995          (d)          454        7,134            103
1320 Wykoff Road (F) ....................     1986       1995          (d)          255        1,285            --
1324 Wykoff Road (F) ....................     1987       1995          (d)          230        1,439            --
1433 Highway 34 (F) .....................     1985       1995          (d)          889        4,321             37

NEPTUNE, MONMOUTH COUNTY, NJ
3600 Route 66 ...........................     1989       1995          (d)        1,099       18,146             28

EGG HARBOR,
 MONMOUTH COUNTY, NJ
100 Decadon Drive (O) ...................     1987       1995          (d)          300        3,282             66
200 Decadon Drive (O) ...................     1991       1995          (d)          369        3,241             48




                                                 GROSS AMOUNT
                                               AT WHICH CARRIED
                                               AT CLOSE OF PERIOD
Property Location/Type                    ---------------------------
[(O) = Office Property/                            Bldgs and               Accum.
 (F) = Office/flex]                       Land     Imprvments   Total     Deprec(c)
 ------------------                       ----     ----------  -----     ---------
WALL TOWNSHIP,
 MONMOUTH COUNTY, NJ
1305 Campus Parkway (O) ............        335      2,587      2,922         86
1325 Campus Parkway (F) ............        270      2,938      3,208         86
1340 Campus Parkway (F) ............        489      4,779      5,268        135
1350 Campus Parkway (O) ............        454      7,237      7,691        218
1320 Wykoff Road (F) ...............        255      1,285      1,540         37
1324 Wykoff Road (F) ...............        230      1,439      1,669         42
1433 Highway 34 (F) ................        889      4,358      5,247        126

NEPTUNE, MONMOUTH COUNTY, NJ
3600 Route 66 ......................      1,099     18,174     19,273        531

EGG HARBOR,
 MONMOUTH COUNTY, NJ
100 Decadon Drive (O) ..............        300      3,348      3,648         96
200 Decadon Drive (O) ..............        369      3,289      3,658         99






Cali Realty Corporation
Real Estate Investments and Accumulated Depreciation
December 31, 1996
(dollars in thousands)
                                                                                                                        SCHEDULE III


                                                                                                   INITIAL COSTS            Costs
Property Location/Type                                                                         ---------------------     Capitalized
[(O) = Office Property/                                     Year             Related                     Bldgs and       Subsequent
 (F) = Office/flex]                                  Built       Acquired   Encumbrances       Land       Imprvments      to Acquis.
 ------------------                                  -----       --------   ------------       ----       ----------      ----------
BASKING RIDGE,
 SOMERSET COUNTY, NJ
222 Mt. Airy Road (O) ......................          1986          1996          --             775         3,636            --
233 Mt. Airy Road (O) ......................          1987          1996          --           1,034         5,033            --

PLYMOUTH MEETING,
 MONTGOMERY COUNTY, PA
5 Sentry Parkway East(O) ...................          1984          1996          --             642         8,168            --
5 Sentry Parkway West(O) ...................          1984          1996          --             268         3,406            --

MEDIA, DELAWARE COUNTY, PA
Rose Tree Corporate Center(O)
 Center I ..................................          1986          1996          --           1,042         9,054            70
 Center II .................................          1990          1996          --           1,543        16,464           101

LESTER, DELAWARE COUNTY, PA
Internation Court at
 Airport Business Center (O)
 International Court I .....................          1986          1996          --           1,349        10,018            --
 International Court II ....................          1987          1996          --           1,644        20,186            --
 International Court III ...................          1992          1996          --             491         9,490            --



                                                   GROSS AMOUNT
                                                 AT WHICH CARRIED
                                                AT CLOSE OF PERIOD
Property Location/Type                    ---------------------------
[(O) = Office Property/                             Bldgs and               Accum.
 (F) = Office/flex]                       Land     Imprvments   Total     Deprec(c)
 ------------------                       ----     ----------   -----     ---------
BASKING RIDGE,
 SOMERSET COUNTY, NJ
222 Mt. Airy Road (O) ..............        775      3,636      4,411         38
233 Mt. Airy Road (O) ..............      1,034      5,033      6,067         52

PLYMOUTH MEETING,
 MONTGOMERY COUNTY, PA
5 Sentry Parkway East(O) ...........        642      8,168      8,810         34
5 Sentry Parkway West(O) ...........        268      3,406      3,674         14

MEDIA, DELAWARE COUNTY, PA
Rose Tree Corporate Center(O)
 Center I ..........................      1,042      9,124     10,166        157
 Center II .........................      1,543     16,565     18,108        284

LESTER, DELAWARE COUNTY, PA
Internation Court at
 Airport Business Center (O)
 International Court I .............      1,349     10,018     11,367         --
 International Court II ............      1,644     20,186     21,830         --
 International Court III ...........        491      9,490      9,981         --





Cali Realty Corporation
Real Estate Investments and Accumulated Depreciation
December 31, 1996
(dollars in thousands)
                                                                                                             SCHEDULE III


                                                                                     INITIAL COSTS               Costs
Property Location/Type                                                            -----------------------      Capitalized
[(O) = Office Property/                      Year                  Related                   Bldgs and         Subsequent
 (F) = Office/flex]                    Built      Acquired         Encumbrances    Land        Imprvments       to Acquis.
 ------------------                    -----      --------         ------------    ----        ----------       ----------
DELRAN, BURLINGTON COUNTY, NJ
Tenby Chase Apartments-
 Route 130 [residential] ............  1970          --               7,223(a)       395           --               5,036

Furnitures, fixtures
  & equipment .......................  n/a           n/a              --              --           --               1,133

                                                                                --------       --------          --------
        TOTALS ......................                                           $ 92,906       $541,910          $218,536
                                                                                ========       ========          ========

                                             GROSS AMOUNT
                                           AT WHICH CARRIED
                                          AT CLOSE OF PERIOD
Property Location/Type              -------------------------------
[(O) = Office Property/                        Bldgs and                   Accum.
 (F) = Office/flex]                 Land      Imprvments      Total      Deprec(c)
 ------------------                 ----      ----------      -----      ---------
DELRAN, BURLINGTON COUNTY, NJ
Tenby Chase Apartments-
 Route 130 [residential] ....          395        5,036        5,431        2,996

Furnitures, fixtures
  & equipment ...............         --          1,133        1,133          860
                                  --------     --------     --------     --------
        TOTALS ..............     $ 98,128     $755,224     $853,352     $ 68,610
                                  ========     ========     ========     ========

See footnotes on subsequent page.

-----------
(a)  Bonds,  which are collateralized by these  encumbrances,  with an aggregate principal amount of $74.5 million,  are owned by the Company (see Note 5 to the Financial Statements).

(b) The aggregate cost for federal income tax purposes at December 31, 1996 was $784,706.

(c)  The buildings'depreciable lives are between 5 to 40 years.

(d)  These  buildings  are  cross-collateralized  by the  $75,000  million  Bank
     Facility,  of which $23,805  million was  outstanding  at December 31, 1996
     (see Note 5 to the Financial Statements).

(e) These buildings are cross-collateralized by the $107,480 mortgage assumed in the acquisition of Harborside.











                     Cali Realty Corporation and Cali Group
                              Note to Schedule III


Changes in rental properties and accumulated depreciation for the periods ended December 31, 1996, 1995 and 1994, and August 30, 1994, are as follows:





                                                   Cali Realty Corporation               Cali Group
                                                   -----------------------               ----------
                                                                     August 31 to       January 1 to
                                       1996              1995      December 31, 1994   August 30, 1994
                                       ----              ----      -----------------   ---------------
Rental Properties:
Balance at beginning of year        $ 387,675         $ 234,470         $ 217,282         $ 213,675
     Additions .............          473,371           153,753            17,340             4,126
     Retirements/ Disposals            (7,694)             (548)             (152)             (519)
                                    ---------         ---------         ---------         ---------
Balance at end of year .....        $ 853,352         $ 387,675         $ 234,470         $ 217,282
                                    =========         =========         =========         =========


Accumulated Depreciation:
Balance at beginning of year        $  59,095         $  50,800         $  48,201         $  44,084
     Depreciation expense ..           12,810             8,807             2,688             4,267
     Retirements/ Disposals            (3,295)             (512)              (89)             (150)
                                    ---------         ---------         ---------         ---------
Balance at end of year .....        $  68,610         $  59,095         $  50,800         $  48,201
                                    =========         =========         =========         =========








ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 1997.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K

   (a)1. Financial Statements and Report of Price Waterhouse LLP, Independent Accountants (See Item 8)

          Report of Independent Accountants
          Financial Statements:

          Balance Sheets:

          Cali Realty Corporation Consolidated as of December 31, 1996 and 1995

          Statements of Operations:

          Cali Realty Corporation Consolidated for the Years Ended December 31, 1996 and December 31, 1995, and for the Period from August 31, 1994 to December 31, 1994

          Cali Group Combined for the Period from January 1, 1994 to August 30, 1994

          Statements of Stockholders' Equity and Partners' Deficit:

          Cali Realty Corporation Consolidated for the Years Ended December 31, 1996 and December 31, 1995, and for the Period from August 31, 1994 to December 31, 1994

          Cali Group Combined for the Period from January 1, 1994 to August 30, 1994

          Statements of Cash Flows:

          Cali Realty Corporation Consolidated for the Years Ended December 31, 1996 and December 31, 1995, and for the Period from August 31, 1994 to December 31, 1994

          Cali Group Combined for the Period from January 1, 1994 to August 30, 1994

   (a)2.  Financial Statement Schedules:

          Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 1996 (See Item 8)

          All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.


   (a)3.  Exhibits

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

Exhibit
Number      Exhibit Title
------      -------------

1.1 Underwriting Agreement, dated November 18, 1996, between Cali Realty Corporporation and Prudential Securities Incorporated. (1)

23        Consent of Price Waterhouse LLP.

10.42 Agreement of Purchase and Sale, dated September 11, 1996, among Plaza One Exchange Place Limited Partnership, Harborside Exchange Place Limited Partnership, Plaza II and III Urban Renewal Associates, L.P. (Seller) and Cali Realty Corporation (Purchaser). (2)

10.43 Contingent Consideration Agreement, dated November 4, 1996, between Harborside Exchange PlaceLimited Partnership and Cali Harborside (Fee) Associates L.P. (2)

10.44 Revolving Credit Facility Agreement, dated November 1, 1996, among Cali Realty, L.P., as Borrower, the Lenders parties thereto, and Prudential Securities Credit Corp., as Administrative Agent, in the amount of $800,000,000. (2)

10.45 Mortgage Note in the amount of $42,087,513 between Cali Harborside Plaza I(Fee) Associates L.P. and US West Pension Trust Investment Management Company, dated November 4, 1996. (2)

10.46 Assignment and Assumption Agreement, dated as of November 4, 1996, among Plaza One Exchange Place Limited Partnership (formerly known as BT Exchange Limited Partnership), Harborside Exchange Place Limited Partnership, Harborside Urban Renewal Associates L.P., Plaza II and III Urban Renewal Associates L.P., Plaza IV Urban Renewal Associates L.P., Plaza V Urban Renewal Associates L.P., Plaza VI Urban Renewal Associates L.P., Cali Harborside (Fee) Associates L.P., Cal- Harbor II & III Urban Renewal Associates L.P., Cal-Harbor IV Urban Renewal Association L.P., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor VI Urban Renewal Associates L.P., Cal-Harbor VII Urban Renewal Associates L.P., The Northwestern Mutual Life Insurance Company and Principal Mutual Life Insurance Company. (2)

10.47     Management  Agreement,  dated November 4, 1996,  among Cali Harborside
          (Fee) Associates L.P., Cali Harborside Plaza I (Fee) Associates L.P., Plaza II & III Urban Renewal Associates L.P., Cal-Harbor II & III Urban Renewal Associates L.P., Plaza IV Urban Renewal Associates L.P., Cal-Harbor IV Urban Renewal Associates L.P., Plaza V Renewal Associates L.P., Cal-Harbor V Urban Renewal Associates L.P., Plaza VI Urban Renewal Associates L.P., Harborside Exchange Place Limited Partnership, Cal-Harbor VIII Urban Renewal Associates L.P., North Pier Urban Renewal Associates L.P., Cal-Harbor No. Pier Urban Renewal Associates L.P., South Pier Urban Renewal Associates L.P., Cal-Harbor So. Pier Urban Renewal Associates L.P. and Institutional Realty Management, LLC, as Manager. (2)

10.48     Rental Agency Agreement, dated November 4, 1996, among Cali Harborside
          (Fee) Associates L.P., Cali Harborside Plaza I (Fee) Associates L.P., Plaza II and III Urban Renewal Associates L.P., Cal-Harbor II & III Urban Renewal Associates L.P., Plaza IV Urban Renewal Associates L.P., Cal-Harbor IV Urban Renewal Associates L.P., Plaza V Urban Renewal Associates L.P., Cal-Harbor V Urban Renewal Associates L.P., Plaza VI Urban Renewal Associates L.P., Cal-Harbor VI Urban Renewal Associates L.P., Harborside Exchange Place Limited Partnership, Cal-Harbor VII Urban Renewal Associates L.P., North Pier Urban Renewal Associates L.P., Cal-Harbor No. Pier Urban Renewal Associates L.P., South Pier Urban Renewal Associates L.P., Cal-Harbor So. Pier Urban Renewal Associates L.P., and Institutional Realty Management, LLC, as Rental Agent. (2)

10.49     Company Pledge Agreement,  dated as of November 1, 1996,  between Cali
          Realty   Corporation  and  Prudential   Securities  Credit  Corp.,  as
          Administrative Agent for the Lenders. (2)

10.50 Pledge Agreement, dated as of November 1, 1996, between Cali Realty, L.P. and Prudential Securities Credit Corp., as Administrative Agent for the benefit of the Lenders. (2)

10.51 Agreement of Assignment of Agreement for Purchase and Sale of Real Estate and Related Property, dated as of October 23, 1996, between Bryemere, L.P. and Five Sentry Realty Associates, L.P. (3)

10.52 Purchase Agreement, dated October 11, 1996, between Whiteweld Centre, Inc. and Cali Realty Acquisition Corporation.(3)

10.53 First Amendment to Purchase Agreement, dated as of December 10, 1996, by and between Whiteweld Centre, Inc. and Cali Realty Acquisition Corporation.(3)

10.54 Agreement of Sale, dated October 23, 1996, by and among Henderson/Tinicum Partnership, International Court II Limited Partnership, International Court III Joint Venture, Wilbur C. Henderson & Son, David Henderson and Cali Realty Acquisition Corporation.(3)

10.55 Amendment to Agreement of Sale, dated December 3, 1996, by and among Henderson/Tinicum Partnership, International Court II Limited Partnership, International Court III Joint Venture, Wilbur C. Henderson & Son, David Henderson and Cali Realty Acquisition Corporation.(3)

10.56 Second Amendment to Agreement of Sale, dated December 17, 1996, by and among Henderson/Tinicum Partnership, International Court II Limited Partnership, International Court III Joint Venture, Wilbur C. Henderson & Son, David Henderson and Cali Realty Acquisition Corporation.(3)

10.57 Sale Agreement between Metropolitan Life Insurance Company, a New York corporation, as Seller, and Cali Realty Acquisition Corp., a Delaware corporation, as Purchaser, as of November 26, 1996.(4)

10.58 Amendment to Sale Agreement as of December 4, 1996, by and between Metropolitan Life Insurance Company, a New York corporation, and Cali Realty Acquisition Corp., a Delaware corporation.(4)

10.59     Amended  and  Restated   Employment   Agreement  between  Cali  Realty
          Corporation and John R. Cali, dated as of January 21, 1997. *

10.60 Restricted Share Agreement between Cali Realty Corporation and John R. Cali, dated as of January 21, 1997. *

10.61     Amended  and  Restated   Employment   Agreement  between  Cali  Realty
          Corporation and Brant Cali, dated as of January 21, 1997. *

10.62 Restricted Share Agreement between Cali Realty Corporation and Brant Cali, dated as of January 21, 1997. *

10.63     Amended  and  Restated   Employment   Agreement  between  Cali  Realty
          Corporation and Thomas A. Rizk, dated as of January 21, 1997. *

10.64     Restricted Share Agreement between Cali Realty  Corporation and Thomas
          A. Rizk dated as of January 21, 1997. *

10.65 Stock Pledge Agreement between Cali Realty Corporation and Thomas A. Rizk, dated as of January 21, 1997. *

10.66 Secured Non-Recourse Promissory Note issued by Thomas A. Rizk to Cali Realty Corporation, dated as of January 21, 1997. *

10.67 Employment Agreement between Cali Realty Corporation and Roger W. Thomas, dated as of January 21, 1997. *

10.68     Restricted Share Agreement  between Cali Realty  Corporation and Roger
          W. Thomas, dated as of January 21, 1997. *

10.69 Stock Pledge Agreement between Cali Realty Corporation and Roger W. Thomas, dated as of January 21, 1997. *

10.70 Secured Non-Recourse Promissory Note issued by Roger W. Thomas to Cali Realty Corporation, dated as of January 21, 1997. *

10.71     Employment   Agreement  between  Cali  Realty  Corporation  and  Barry
          Lefkowitz, dated as of January 21, 1997. *

10.72 Restricted Share Agreement between Cali Realty Corporation and Barry Lefkowitz, dated as of January 21, 1997. *

10.73 Stock Pledge Agreement between Cali Realty Corporation and Barry Lefkowitz, dated as of January 21, 1997.*

10.74 Secured Non-Recourse Promissory Note issued by Barry Lefkowitz to Cali Realty Corporation, dated as of January 21, 1997. *

10.75 Employment Agreement between Cali Realty Corporation and James Nugent, dated as of January 21, 1997. *

10.76 Restricted Share Agreement between Cali Realty Corporation and James Nugent, dated as of January 21, 1997. *

10.77 Stock Pledge Agreement between Cali Realty Corporation and James Nugent, dated as of January 21, 1997. *

10.78 Secured Non-Recourse Promissory Note issued by James Nugent to Cali Realty Corporation, dated as of January 21, 1997. *

10.79 Employment Agreement between Cali Realty Corporation and Albert Spring, dated as of January 21, 1997. *

10.80 Restricted Share Agreement between Cali Realty Corporation and Albert Spring, dated as of January 21, 1997. *

10.81 Stock Pledge Agreement between Cali Realty Corporation and Albert Spring, dated as of January 21, 1997. *

10.82 Secured Non-Recourse Promissory Note issued by Albert Spring to Cali Realty Corporation, dated as of January 21, 1997. *

10.83 Employment Agreement between Cali Realty Corporation and Brad W. Berger, dated as of January 31, 1997. *

10.84 Warrant issued by Cali Realty Corporation to Brad W. Berger, dated January 31, 1997, and amendment No. 1 to the warrant.*

10.85 Employment Agreement between Cali Realty Corporation and Timothy M. Jones, dated as of January 31, 1997. *

10.86 Warrant issued by Cali Realty Corporation to Timothy M. Jones, dated January 31, 1997, and amendment No. 1 to the warrant. *

10.87 Warrant issued by Cali Realty Corporation to Greg Berger, dated January 31, 1997.

10.88 Warrant issued by Cali Realty Corporation to Andrew Greenspan, dated January 31, 1997.

10.89 Warrant issued by Cali Realty Corporation to Michael Grossman, dated January 31, 1997.

10.90     Non-Competition  Agreement between Cali Realty  Corporation and Robert
          F. Weinberg, dated January 31, 1997.

10.91     Non-Competition  Agreement between Cali Realty  Corporation and Martin
          S. Berger, dated January 31, 1997.

----------------------

*  Indicates management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Form 8-K dated November 21, 1996.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Form 8-K dated November 18, 1996.

(3) Incorporated by reference to the identically numbered exhibit to the Company's Form 8-K dated December 30, 1996.

(4) Incorporated by reference to the identically numbered exhibit to the Company's Form 8-K dated December 31, 1996.

----------------------


(b)  Reports on Form 8-K

       The Company filed Current Reports on Form 8-K dated October 8, 1996, October 28, 1996, October 29, 1996, November 18, 1996, November 21, 1996,
       December 30, 1996 and December 31, 1996, during the quarter ended December 31, 1996. Items 2, 5 and 7 were reported.

       Included in the Form 8-K's dated October 8, 1996, October 28, 1996 and October 29, 1996 was the Company's audited consolidated statement of operations for the year ended December 31, 1995 and the Company's unaudited consolidated financial statements as of and for the six months ended June 30, 1996. Included in the Form 8-K dated December 31, 1996 was the Company's audited consolidated statement of operations for the year ended December 31, 1995 and the Company's unaudited financial statements as of and for the nine months ended September 30, 1996. Also included in the Form 8-K dated October 8, 1996 was the audited financial statements for the year ended December 31, 1995, and the unaudited financial statements for the six months ended June 30, 1996 for the Mount Airy Buildings. Also included in the Form 8-K dated October 28, 1996 was the audited financial statements for the year ended December 31, 1995, 1994 and 1993 and the unaudited financial statements for the six months ended June 30, 1996 for the Harborside Financial Center. Also included in the Form 8-K dated October 29, 1996 was the audited financial statements for the year ended December 31, 1995 and the unaudited financial statements for the six months ended June 30, 1996 for each of the following: 5
       Sentry Parkway, Whiteweld Centre, and Airport Business Center. Also included in the Form 8-K dated December 31, 1996 was the audited financial statements for the year ended December 31, 1995 and the unaudited financial statements for the nine months ended September 30, 1996 for One Bridge Plaza, and the unaudited financial statements for the nine months ended June 30, 1996 for each of the following: Harborside Financial Center, 5 Sentry Parkway, Whiteweld Centre and Airport Business Center.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CALI REALTY CORPORATION
     (Registrant)



Dated:  March 28, 1997                           /s/ John J. Cali
                                                 ----------------
                                                 John J. Cali
                                                 Chairman of the Board


Dated:  March 28, 1997                           /s/ Thomas A. Rizk
                                                 ------------------
                                                 Thomas A. Rizk
                                                 President, Chief Executive
                                                   Officer and Director


Dated:  March 28, 1997                           /s/ Barry Lefkowitz
                                                 -------------------
                                                 Barry Lefkowitz
                                                 Chief Financial Officer


Dated:  March 28, 1997                           /s/ Brad W. Berger
                                                 ------------------
                                                 Brad W.Berger
                                                 Executive Vice President
                                                   and Director


Dated:  March 28, 1997                           /s/ Angelo R. Cali
                                                 ------------------
                                                 Angelo R. Cali
                                                 Director


Dated:  March 28, 1997                           /s/ Edward Leshowitz
                                                 --------------------
                                                 Edward Leshowitz
                                                 Director

Dated:  March 28, 1997                           /s/ Brendan T. Byrne
                                                 --------------------
                                                 Brendan T. Byrne
                                                 Director


Dated:  March 28, 1997                           /s/ Kenneth A. DeGhetto
                                                 -----------------------
                                                 Kenneth A. DeGhetto
                                                 Director


Dated:  March 28, 1997                           /s/ James W. Hughes
                                                 -------------------
                                                 James W. Hughes
                                                 Director


Dated:  March 28, 1997                           /s/ Irvin D. Reid
                                                 -----------------
                                                 Irvin D. Reid
                                                 Director


Dated:  March 28, 1997                           /s/ Alan Turtletaub
                                                 -------------------
                                                 Alan Turtletaub
                                                 Director


Dated:  March 28, 1997                           /s/ Robert F. Weinberg
                                                 ----------------------
                                                 Robert F. Weinberg
                                                 Director


Dated:  March 28, 1997                           /s/ Alan G. Philibosian
                                                 -----------------------
                                                 Alan G. Philibosian
                                                 Director

                                  EXHIBIT INDEX

Exhibit
Number              Exhibit Title
------              -------------

1.1       Form of Underwriting Agreement. (1)

23        Consent of Price Waterhouse LLP.

10.42 Agreement of Purchase and Sale, dated September 11, 1996, among Plaza One Exchange Place Limited Partnership, Harborside Exchange Place Limited Partnership, Plaza II and III Urban Renewal Associates, L.P. (Seller) and Cali Realty Corporation (Purchaser). (2)

10.43 Contingent Consideration Agreement, dated November 4, 1996, between Harborside Exchange Place Limited Partnership and Cali Harborside
          (Fee) Associates L.P. (2)

10.44 Revolving Credit Facility Agreement, dated November 1, 1996, among Cali Realty, L.P., as Borrower, the Lenders parties thereto, and Prudential Securities Credit Corp., as Administrative Agent, in the amount of $800,000,000. (2)

10.45 Mortgage Note in the amount of $42,087,513 between Cali Harborside Plaza I(Fee) Associates L.P. and US West Pension Trust Investment Management Company, dated November 4, 1996. (2)

10.46 Assignment and Assumption Agreement, dated as of November 4, 1996, among Plaza One Exchange Place Limited Partnership (formerly known as BT Exchange Limited Partnership), Harborside Exchange Place Limited Partnership, Harborside Urban Renewal Associates L.P., Plaza II and III Urban Renewal Associates L.P., Plaza IV Urban Renewal Associates L.P., Plaza V Urban Renewal Associates L.P., Plaza VI Urban Renewal Associates L.P., Cali Harborside (Fee) Associates L.P., Cal-Harbor II & III Urban Renewal Associates L.P., Cal-Harbor IV Urban Renewal Association L.P., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor VI Urban Renewal Associates L.P., Cal-Harbor VII Urban Renewal Associates L.P., The Northwestern Mutual Life Insurance Company and Principal Mutual Life Insurance Company. (2)

10.47     Management  Agreement,  dated November 4, 1996,  among Cali Harborside
          (Fee) Associates L.P., Cali Harborside Plaza I (Fee) Associates L.P., Plaza II & III Urban Renewal Associates L.P., Cal-Harbor II & III Urban Renewal Associates L.P., Plaza IV Urban Renewal Associates L.P., Cal- Harbor IV Urban Renewal Associates L.P., Plaza V Renewal Associates L.P., Cal-Harbor V Urban Renewal Associates L.P., Plaza VI Urban Renewal Associates L.P., Harborside Exchange Place Limited Partnership, Cal- Harbor VIII Urban Renewal Associates L.P., North Pier Urban Renewal Associates L.P., Cal-Harbor No. Pier Urban Renewal Associates L.P., South Pier Urban Renewal Associates L.P., Cal-Harbor So. Pier Urban Renewal Associates L.P. and Institutional Realty Management, LLC, as Manager. (2)

10.48     Rental Agency Agreement, dated November 4, 1996, among Cali Harborside
          (Fee) Associates L.P., Cali Harborside Plaza I (Fee) Associates L.P., Plaza II and III Urban Renewal Associates L.P., Cal-Harbor II & III Urban Renewal Associates L.P., Plaza IV Urban Renewal Associates L.P., Cal-Harbor IV Urban Renewal Associates L.P., Plaza V Urban Renewal Associates L.P., Cal-Harbor V Urban Renewal Associates L.P., Plaza VI Urban Renewal Associates L.P., Cal-Harbor VI Urban Renewal Associates L.P., Harborside Exchange Place Limited Partnership, Cal-Harbor VII Urban Renewal Associates L.P., North Pier Urban Renewal Associates L.P., Cal-Harbor No. Pier Urban Renewal Associates L.P., South Pier Urban Renewal Associates L.P., Cal-Harbor So. Pier Urban Renewal Associates L.P., and Institutional Realty Management, LLC, as Rental Agent. (2)

10.49     Company Pledge Agreement,  dated as of November 1, 1996,  between Cali
          Realty   Corporation  and  Prudential   Securities  Credit  Corp.,  as
          Administrative Agent for the Lenders. (2)

10.50 Pledge Agreement, dated as of November 1, 1996, between Cali Realty, L.P. and Prudential Securities Credit Corp., as Administrative Agent for the benefit of the Lenders. (2)

10.51 Agreement of Assignment of Agreement for Purchase and Sale of Real Estate and Related Property, dated as of October 23, 1996, between Bryemere, L.P. and Five Sentry Realty Associates, L.P. (3)

10.52 Purchase Agreement, dated October 11, 1996, between Whiteweld Centre, Inc. and Cali Realty Acquisition Corporation.(3)

10.53 First Amendment to Purchase Agreement, dated as of December 10, 1996, by and between Whiteweld Centre, Inc. and Cali Realty Acquisition Corporation.(3)

10.54 Agreement of Sale, dated October 23, 1996, by and among Henderson/Tinicum Partnership, International Court II Limited Partnership, International Court III Joint Venture, Wilbur C. Henderson & Son, David Henderson and Cali Realty Acquisition Corporation.(3)

10.55 Amendment to Agreement of Sale, dated December 3, 1996, by and among Henderson/Tinicum Partnership, International Court II Limited Partnership, International Court III Joint Venture, Wilbur C. Henderson & Son, David Henderson and Cali Realty Acquisition Corporation.(3)

10.56 Second Amendment to Agreement of Sale, dated December 17, 1996, by and among Henderson/Tinicum Partnership, International Court II Limited Partnership, International Court III Joint Venture, Wilbur C. Henderson & Son, David Henderson and Cali Realty Acquisition Corporation.(3)

10.57 Sale Agreement between Metropolitan Life Insurance Company, a New York corporation, as Seller, and Cali Realty Acquisition Corp., a Delaware corporation, as Purchaser, as of November 26, 1996.(4)

10.58 Amendment to Sale Agreement as of December 4, 1996, by and between Metropolitan Life Insurance Company, a New York corporation, and Cali Realty Acquisition Corp., a Delaware corporation.(4)

10.59     Amended  and  Restated   Employment   Agreement  between  Cali  Realty
          Corporation and John R. Cali, dated as of January 21, 1997. *

10.60 Restricted Share Agreement between Cali Realty Corporation and John R. Cali, dated as of January 21, 1997. *

10.61     Amended  and  Restated   Employment   Agreement  between  Cali  Realty
          Corporation and Brant Cali, dated as of January 21, 1997. *

10.62 Restricted Share Agreement between Cali Realty Corporation and Brant Cali, dated as of January 21, 1997. *

10.63     Amended  and  Restated   Employment   Agreement  between  Cali  Realty
          Corporation and Thomas A. Rizk, dated as of January 21, 1997. *

10.64     Restricted Share Agreement between Cali Realty  Corporation and Thomas
          A. Rizk dated as of January 21, 1997. *

10.65 Stock Pledge Agreement between Cali Realty Corporation and Thomas A. Rizk, dated as of January 21, 1997. *

10.66 Secured Non-Recourse Promissory Note issued by Thomas A. Rizk to Cali Realty Corporation, dated as of January 21, 1997. *

10.67 Employment Agreement between Cali Realty Corporation and Roger W. Thomas, dated as of January 21, 1997. *

10.68     Restricted Share Agreement  between Cali Realty  Corporation and Roger
          W. Thomas, dated as of January 21, 1997. *

10.69 Stock Pledge Agreement between Cali Realty Corporation and Roger W. Thomas, dated as of January 21, 1997. *

10.70 Secured Non-Recourse Promissory Note issued by Roger W. Thomas to Cali Realty Corporation, dated as of January 21, 1997. *

10.71     Employment   Agreement  between  Cali  Realty  Corporation  and  Barry
          Lefkowitz, dated as of January 21, 1997. *

10.72 Restricted Share Agreement between Cali Realty Corporation and Barry Lefkowitz, dated as of January 21, 1997. *

10.73 Stock Pledge Agreement between Cali Realty Corporation and Barry Lefkowitz, dated as of January 21, 1997.*

10.74 Secured Non-Recourse Promissory Note issued by Barry Lefkowitz to Cali Realty Corporation, dated as of January 21, 1997. *

10.75 Employment Agreement between Cali Realty Corporation and James Nugent, dated as of January 21, 1997. *

10.76 Restricted Share Agreement between Cali Realty Corporation and James Nugent, dated as of January 21, 1997. *

10.77 Stock Pledge Agreement between Cali Realty Corporation and James Nugent, dated as of January 21, 1997. *

10.78 Secured Non-Recourse Promissory Note issued by James Nugent to Cali Realty Corporation, dated as of January 21, 1997. *

10.79 Employment Agreement between Cali Realty Corporation and Albert Spring, dated as of January 21, 1997. *

10.80 Restricted Share Agreement between Cali Realty Corporation and Albert Spring, dated as of January 21, 1997. *

10.81 Stock Pledge Agreement between Cali Realty Corporation and Albert Spring, dated as of January 21, 1997. *

10.82 Secured Non-Recourse Promissory Note issued by Albert Spring to Cali Realty Corporation, dated as of January 21, 1997. *

10.83 Employment Agreement between Cali Realty Corporation and Brad W. Berger, dated as of January 31, 1997. *

10.84 Warrant issued by Cali Realty Corporation to Brad W. Berger, dated January 31, 1997.

10.85 Employment Agreement between Cali Realty Corporation and Timothy M. Jones, dated as of January 31, 1997. *

10.8 Warrant issued by Cali Realty Corporation to Timothy M. Jones, dated January 31, 1997. *

10.87 Warrant issued by Cali Realty Corporation to Greg Berger, dated January 31, 1997.

10.88 Warrant issued by Cali Realty Corporation to Andrew Greenspan, dated January 31, 1997.

10.89 Warrant issued by Cali Realty Corporation to Michael Grossman, dated January 31, 1997.

10.90     Non-Competition  Agreement between Cali Realty  Corporation and Robert
          F. Weinberg, dated January 31, 1997.

10.91     Non-Competition  Agreement between Cali Realty  Corporation and Martin
          S. Berger, dated January 31, 1997.

----------------------

(2) Incorporated by reference to the identically numbered exhibit to the Company's Form 8-K dated November 18, 1996.

(3) Incorporated by reference to the identically numbered exhibit to the Company's Form 8-K dated December 30, 1996.

(4) Incorporated by reference to the identically numbered exhibit to the Company's Form 8-K dated December 31, 1996.