Form 10-Q
period 1997-03-31
CALI REALTY CORP /NEW/
filed 1997-05-14
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

         There were 36,645,985 shares of $.01 par value common stock outstanding at April 30, 1997.

                             CALI REALTY CORPORATION

                                    Form 10-Q

                                      INDEX

Part I - Financial Information


         Item 1.    Financial Statements........................................

                    Consolidated Balance Sheets as of March 31, 1997
                       and December 31, 1996 ...................................

                    Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996 ...........................

                    Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1997 .............................

                    Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 ...........................

                    Notes to Consolidated Financial Statements .................

         Item 2.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations ...............................


Part II -Other Information and Signatures

         Item 1.    Signatures .................................................

                             CALI REALTY CORPORATION


                         Part I - Financial Information



Item 1:    Financial Statements

           The information furnished in the accompanying consolidated balance sheets, statements of operations, of stockholders' equity, and of cash flows reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

           The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

           The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,     December 31,
                                                                                      1997            1996
                                                                                   -----------    -----------
ASSETS
Rental property
     Land ......................................................................   $   134,624    $    98,127
     Buildings and improvements ................................................     1,139,875        718,466
     Tenant improvements .......................................................        37,073         35,626
     Furniture, fixtures and equipment .........................................         1,451          1,133
                                                                                   -----------    -----------
                                                                                     1,313,023        853,352
Less - accumulated depreciation and amortization ...............................       (75,589)       (68,610)
                                                                                   -----------    -----------
     Total rental property .....................................................     1,237,434        784,742

Cash and cash equivalents (includes $201,269 in Overnight Investments
     at December 31, 1996) .....................................................         6,785        204,807
Unbilled rents receivable ......................................................        21,311         19,705
Deferred charges and other assets, net of accumulated amortization .............        13,182         11,840
Restricted cash ................................................................         8,087          3,160
Accounts receivable, net of allowance for doubtful accounts of $278 and $189 ...         3,582          2,074
Mortgage note receivable .......................................................        11,600           --
                                                                                   -----------    -----------

     Total assets ..............................................................   $ 1,301,981    $ 1,026,328
                                                                                   ===========    ===========


CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                                    March 31,     December 31,
                                                                                      1997            1996
                                                                                   -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and loans payable ....................................................   $   481,359    $   268,010
Dividends and distributions payable ............................................        18,189         17,554
Accounts payable and accrued expenses ..........................................        11,653          5,068
Rents received in advance and security deposits ................................        15,609          6,025
Accrued interest payable .......................................................           374          1,328
                                                                                   -----------    -----------
     Total liabilities .........................................................       527,184        297,985
                                                                                   -----------    -----------

Minority interest of unitholders in Operating Partnership ......................        70,757         26,964
                                                                                   -----------    -----------
Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 95,000,000 shares authorized,
     36,792,685 and 36,318,937 shares outstanding ..............................           368            363
Additional paid-in capital .....................................................       714,328        701,016
Unamortized stock compensation .................................................       (10,656)          --
Retained earnings ..............................................................          --             --
                                                                                   -----------    -----------
     Total stockholders' equity ................................................       704,040        701,379
                                                                                   -----------    -----------

     Total liabilities and stockholders' equity ................................   $ 1,301,981    $ 1,026,328
                                                                                   ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
-------------------------------------------------------------------------------------

                                                        Three Months Ended March 31,
                                                             1997        1996
                                                           --------    --------
REVENUES
Base rents ............................................    $ 42,791    $ 16,012
Escalations and recoveries from tenants ...............       6,612       3,081
Parking and other .....................................       1,544         404
Interest income .......................................       1,208          74
                                                           --------    --------
Total revenues ........................................      52,155      19,571
                                                           --------    --------
EXPENSES
Real estate taxes .....................................       5,433       1,959
Utilities .............................................       3,725       1,882
Operating services ....................................       6,416       2,803
General and administrative ............................       3,173         936
Depreciation and amortization .........................       7,764       3,294
Interest expense ......................................       7,549       2,569
                                                           --------    --------
    Total expenses ....................................      34,060      13,443
                                                           --------    --------
Income before gain on sale of rental property,
    minority interest and extraordinary item ..........      18,095       6,128
Gain on sale of rental property .......................        --         5,658
                                                           --------    --------
Income before minority interest
    and extraordinary item ............................      18,095      11,786
Minority interest .....................................       1,636       1,812
                                                           --------    --------
Income before extraordinary item ......................      16,459       9,974
Extraordinary item-loss on early retirement of debt
    (net of minority interest's share of $86 in 1996) ..       --           475
                                                           --------    --------
Net income ............................................    $ 16,459    $  9,499
                                                           ========    ========
Net income per common share:
Income before extraordinary item-
    loss on early retirement of debt ..................    $   0.45    $   0.66
Extraordinary item-loss on early retirement of debt ...        --          (.03)
                                                           --------    --------
Net income ............................................    $   0.45    $   0.63
                                                           ========    ========

Dividends declared per common share ...................    $   0.45    $   0.43
                                                           --------    --------

Weighted average common shares outstanding ............      36,461      15,146
                                                           --------    --------

The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                       Additional        Unamortized                       Total
                                                   Common Stock         Paid-in             Stock           Retained   Stockholders'
                                               Shares    Par Value      Capital          Compensation       Earnings       Equity
                                               ------   ----------      --------         ------------       --------   -------------
Balance at January 1, 1997                     36,319   $      363      $701,016                  --              --       $701,379
Net income                                         --           --            --                  --        $ 16,459         16,459
Dividends                                          --           --          (100)                 --         (16,459)       (16,559)
Issuance of Stock Award Rights
   and Stock Purchase Rights                      351            4        11,116           $(11,120)             --             --
Amortization of Stock Compensation                 --           --            --                464              --            464
Stock options exercised                           123            1         2,296                --               --          2,297
                                               ------   ----------      --------           --------         --------      --------

Balance at March 31, 1997                      36,793   $      368      $714,328           $(10,656)             --       $704,040
                                               ======   ==========      ========           ========         ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------------

                                                        Three Months Ended March 31,
                                                             1997         1996
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ............................................   $  16,459    $   9,499
Adjustments to reconcile net income to net cash
  flows provided by operating activities
    Depreciation and amortization .....................       7,764        3,294
    Minority interest .................................       1,636        1,812
    Gain on sale of rental property ...................        --         (5,658)
    Extraordinary item-loss on early retirement of debt        --            475
Changes in operating assets and liabilities
    Increase in unbilled rents receivable .............      (1,606)         (69)
    Increase in deferred charges and other assets, net       (1,665)        (993)
    Increase in accounts receivable, net ..............      (1,508)        (599)
    Increase in accounts payable and
       accrued expenses ...............................       6,585          264
    Increase in rents received in advance and
       security deposits ..............................       4,827        1,661
    Decrease in accrued interest payable ..............        (954)        (145)
                                                          ---------    ---------
  Net cash provided by operating activities ...........   $  31,538    $   9,541
                                                          =========    =========

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property ..........................   $(230,429)   $ (12,400)
Issuance of mortgage note receivable ..................     (11,600)        --
Proceeds from sale of rental property .................        --         10,147
Increase in restricted cash ...........................        (170)      (1,224)
                                                          ---------    ---------
   Net cash used in investing activities ..............   $(242,199)   $  (3,477)
                                                          =========    =========


CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------------

                                                        Three Months Ended March 31,
                                                             1997         1996
                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and loans payable .............   $  47,195    $  36,300
Repayments of mortgages and loans payable .............     (19,299)     (34,023)
Debt prepayment premiums and other costs ..............        --           (312)
Proceeds from stock options exercised .................       2,297          106
Payment of dividends and distributions ................     (17,554)      (7,608)
                                                          ---------    ---------
   Net cash provided by (used in) financing activities    $  12,639    $  (5,537)
                                                          =========    =========

Net (decrease) increase in cash and cash equivalents ..   $(198,022)   $     527
Cash and cash equivalents, beginning of period ........     204,807          967
                                                          ---------    ---------
Cash and cash equivalents, end of period ..............   $   6,785    $   1,494
                                                          =========    =========

Supplemental Cash Flow Information:
Cash paid for interest ................................   $   8,503    $   2,796
                                                          ---------    ---------
Interest capitalized ..................................   $    --      $      82
                                                          ---------    ---------

The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization
Cali Realty Corporation and subsidiaries (the "Company"), a Maryland corporation, is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of March 31, 1997, the Company owned and operated 123 properties (the "Properties"), consisting of 111 office and office/flex buildings totaling approximately 11 million square feet, six industrial/warehouse buildings totaling approximately 400,000 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Properties are located in New Jersey, New York, Pennsylvania, and Connecticut.

The Company was incorporated on May 24, 1994 and commenced operations on August 31, 1994. On August 31, 1994, the Company completed an initial public offering ("IPO") and effected a business combination with the Cali Group (not a legal entity). The Company raised its initial capital through the IPO issuing 10,500,000 shares of common stock, and used the proceeds to acquire a majority interest in Cali Realty, L.P. (the "Operating Partnership") and related entities, which are the successors to the operations of the Cali Group.

Acquisitions
From 1994 through 1996, following the Company's IPO, the Company acquired 44 office and office/flex properties totaling 4.9 million square feet for approximately $610,000. These properties are all located in New Jersey, New York, and Pennsylvania.

On January 28, 1997, the Company acquired 1345 Campus Parkway, a 76,300 square foot office/flex property, located in Wall Township, Monmouth County, New Jersey, for approximately $6,800 in cash, made available from the Company's cash reserves. The property is located in the same office park in which the Company previously acquired two office properties and four office/flex properties in November 1995.

On January 31, 1997, the Company acquired 65 properties ("RM Properties") of Robert Martin Company LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction was financed through the assumption of $185,283 of mortgage indebtedness ("TIAA Mortgage"), approximately $220,000 in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 Units in the Operating Partnership.

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

In connection with this transaction, the Company was granted a three-year option to acquire a 115,000 square foot office property and an 84,000 square foot office/flex property (the "Option Properties") for an aggregate minimum price of $19,000 and has granted RM the right to put such properties to the Company between a range of an aggregate purchase price of $11,600 to $21,300, under certain conditions. The purchase prices, under the agreement, are subject to adjustment based on different formulas and are payable in cash or Units.

In connection with the RM transaction, the Company provided an $11,600 mortgage loan ("Mortgage Note Receivable") secured by the Option Properties (see Note 4).

As part of the RM transaction, Brad W. Berger, President and Chief Executive Officer of RM, and Timothy M. Jones, Chief Operating Officer of RM, joined the Company as Executive Vice Presidents under three-year employment agreements. The agreements provide for, among other things, both Berger and Jones to be issued warrants to purchase 170,000 shares of the Company's common stock at a price of $33 per share, which vest equally over a three-year period and expire on January 31, 2007.

On May 8, 1997, the Company acquired four buildings in the Westlakes Office Park, a suburban office complex located in Berwyn, Chester County, Pennsylvania, totaling approximately 444,000 square feet. The properties were acquired for approximately $72,500, which was made available primarily from drawing on one of the Company's credit facilities.

As of May 8, 1997, the Company's portfolio consists of 127 properties, aggregating approximately 11.8 million square feet, consisting primarily of office, office/flex and industrial/warehouse properties, located in New Jersey, New York, Pennsylvania and Connecticut.

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

2.     SIGNIFICANT ACCOUNTING POLICIES
Rental
Property Rental properties are stated at cost less accumulated depreciation. Costs include interest, property taxes, insurance and other project costs incurred during the period of construction. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

                        Buildings and improvements                39 to 40 years
                        --------------------------------------------------------
                        Tenant improvements              The shorter of the term
                                                            of the related lease
                                                                  or useful life
                        --------------------------------------------------------
                        Furniture, fixtures and equipment          5 to 10 years
                        --------------------------------------------------------

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

    Cash and Cash
    Equivalents         All highly liquid  investments  with a maturity of three
                        months or less when  purchased are considered to be cash
                        equivalents.   At  December  31,  1996,  cash  and  cash
                        equivalents  included  investments in overnight  reverse
                        repurchase agreements ("Overnight Investments") totaling
                        $201,269.   Investments  in  Overnight  Investments  are
                        subject to the risks that the counter-party will default and the collateral will decline in market value. The
                        Overnight Investments matured on January 2, 1997. The entire balance, including interest income earned, was realized by the Company and ultimately used in the funding of the RM transaction on January 31, 1997.

    Deferred
    Financing
    Costs Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs were $271 and $261 for the three month periods ended March 31, 1997 and 1996, respectively.

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

    Earnings
    Per Share           Net income per common  share is computed  in  accrodance
                        with APB Opinion No. 15,  "Earnings per Share," and uses
                        the weighted  average common shares  outstanding  during
                        the period.  Common share equivalents were excluded from
                        the  calculation  since  they  were  not  dilutive.  The
                        weighted  average  shares  outstanding  during the three
                        month  periods  ended  March  31,  1997  and  1996  were
                        36,461,210  and  15,146,089, respectively.  In  February
                        1997, the Financial  Accounting Standards Board ("FASB")
                        issued  statement No. 128,  "Earnings per Share," ("FASB
                        No.  128") which will be  effective  for periods  ending
                        after  December 15,  1997.  Earlier  application  is not
                        permitted.  FASB No. 128 requires a dual presentation of
                        basic and diluted earnings per share ("EPS") on the face
                        of the income  statement for all companies  with complex
                        capital   structures  even  where  the  effect  of  such
                        dilution is not material.

    Dividends and
    Distributions
    Payable The dividends and distributions payable at March 31, 1997 represents dividends payable to shareholders of record on April 3, 1997 (36,792,685 shares) and distributions payable to minority interest unitholders (4,091,170 Units) on that same date. The first quarter dividends and distributions of $0.45 per share and per Unit were approved by the Board of Directors on March 14, 1997 and were paid on April 18, 1997.

    Extraordinary
    Item The extraordinary item represents the net effects resulting from the early settlement of certain mortgage obligations, including accrued interest, net of write-off's of related deferred financing costs and prepayment penalties.

    Underwriting
    Commissions
    and Offering
    Costs               Underwriting  commissions and offering costs incurred in
                        connection   with  the  Company's  stock  offerings  are
                        reflected as a reduction of additional paid-in-capital.

    Stock Options       The Company accounts for stock-based  compensation using
                        the  intrinsic  value method  prescribed  in  Accounting
                        Principles  Board Opinion (APB) No. 25,  "Accounting for
                        Stock Issued to Employees," and related Interpretations.
                        Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted market price of the Company's stock on the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. See Note 11 for discussion of stock compensation.



3.     RESTRICTED CASH

Restricted cash includes security deposits for all of the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements and is comprised of the following:

                                           March 31,                December 31,
                                              1997                      1996
                                           ---------                ------------
Escrow and other reserve funds               $ 2,984                 $  2,814
Security deposits                              5,103                      346
--------------------------------------------------------------------------------
Total restricted cash                        $ 8,087                 $  3,160
================================================================================

4.     MORTGAGE NOTE RECEIVABLE

In connection with the RM transaction on January 31, 1997, the Company provided an $11,600 non-recourse mortgage loan to entities controlled by the RM principals, bearing interest at an annual rate of 450 basis points over the one-month London Inter-Bank Offered Rate (LIBOR). The Mortgage Note Receivable, which is secured by the Option Properties and guaranteed by certain of the RM principals, matures on February 1, 2000. In addition, the Company received a three percent origination fee with the Mortgage Note Receivable.


5.     DEFERRED CHARGES AND OTHER ASSETS

                                                  March 31,        December 31,
                                                     1997             1996
                                                  ---------        ------------
Deferred leasing costs                            $   14,604        $  14,031
Deferred financing costs                               5,390            5,390
--------------------------------------------------------------------------------
                                                      19,994           19,421
Accumulated amortization                              (9,766)          (8,994)
--------------------------------------------------------------------------------
Deferred charges, net                                 10,228           10,427
Prepaid expenses and other assets                      2,954            1,413
--------------------------------------------------------------------------------
Total deferred charges and other assets           $   13,182       $   11,840
================================================================================


6.     MORTGAGES AND LOANS PAYABLE

                                         March  31,        December 31,
                                            1997               1996
                                         ----------        ------------
TIAA Mortgage                            $ 185,283                 --
Harborside Mortgages                       150,000          $ 150,000
Mortgage Financing                          64,508             64,508
Fair Lawn Mortgage                          18,346             18,445
First Prudential Facility                    6,000              6,000
Bank Facility                               51,800             23,805
Contingent Obligation                        5,422              5,252
-----------------------------------------------------------------------
Total mortgages and loans payable        $ 481,359          $ 268,010
=======================================================================


TIAA Mortgage
In connection with the RM transaction on January 31, 1997, the Company assumed a $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America ("TIAA"), with interest only payable monthly at a fixed annual rate of 7.18 percent (the "TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Company, at its option, may convert the TIAA Mortgage to unsecured debt upon achievement by the Company of an investment credit rating of Baa3/BBB-or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance.

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

Mortgage Financing
Concurrent with the IPO, the Company's initial operating subsidiaries, which own the Company's remaining initial 11 office properties and the initial multi-family residential property (the "Initial Properties"), issued five-year mortgage notes with an aggregate principal balance of $144,500 secured and cross-collateralized by the Initial Properties to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes. Bonds with an aggregate principal balance of $70,000 were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74,500 were purchased by the Company. As a result, the Company's initial mortgage financing was $70,000 (the "Mortgage Financing"). Approximately $38,000 of the $70,000 is guaranteed under certain conditions by certain partners of the Cali Group partnerships which owned the Initial Properties. The Mortgage Financing requires monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999. $46,000 of the $70,000 Mortgage Financing bears interest at a net cost to the Company equal to a fixed rate of 8.02 percent per annum and the remaining $24,000 bears interest at a net cost to the Company equal to a floating rate of 100 basis points over one-month LIBOR (5.6875 percent at March 31, 1997) with a lifetime interest rate cap of 11.6 percent. Pursuant to the terms of the Mortgage Financing, the Company is required to escrow $143 per month for tenant improvements and leasing commissions and $53 per month for capital improvements. On March 12, 1996, the Company prepaid $5,492 ($1,687 -- fixed rate debt, $3,805 -- floating rate debt) of the Mortgage Financing, resulting in outstanding balances of $44,313 for the 8.02 percent fixed rate debt and $20,195 for the floating rate debt.

Fair Lawn Mortgage
In connection with the acquisition of an office building in Fair Lawn, New Jersey on March 3, 1995, the Company assumed an $18,764 non-recourse mortgage loan ("Fair Lawn Mortgage") collateralized by the property, bearing interest at a fixed rate of 8.25 percent per annum. The loan required payment of interest only through March 15, 1996 and payment of principal and interest thereafter, on a 20-year amortization schedule, with the remaining principal balance due October 1, 2003. For the three months ended March 31, 1997, the Company paid $99 for amortization of principal on the Fair Lawn Mortgage.

First Prudential Facility
The Company has a $70,000 revolving credit facility (the "First Prudential Facility") with Prudential Securities Credit Corp. ("PSC"), which may be used to fund acquisitions and new development projects and for general working capital purposes, including capital expenditures and tenant improvements. In connection with the Mortgage Financing, the Company obtained a $6,005 letter of credit, secured by the First Prudential Facility, to meet certain tenant improvement and capital expenditure reserve requirements. The First Prudential Facility bore interest at a floating rate equal to 150 basis points over one-month LIBOR for January 1, 1996 through August 31, 1996. Effective September 1, 1996, the interest rate was reduced to a floating rate equal to 125 basis points over one-month LIBOR. The First Prudential Facility is a recourse liability of the Operating Partnership and is secured by a pledge of the $74,500 Bonds held by the Company. The First Prudential Facility requires monthly payments of interest only, with outstanding advances and any accrued but unpaid interest due November 30, 1997 and is subject to renewal at the lender's sole discretion. Subsequent to March 31, 1997 and through May 8, 1997, the Company drew an additional $15,680 on the First Prudential Facility.

Bank Facility
On February 1, 1996, the Company obtained a credit facility (the "Bank Facility") secured by certain of its properties in the amount of $75,000 from two participating banks. The Bank Facility has a three-year term and bears interest at 150 basis points over one-month LIBOR. The terms of the Bank Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Bank Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. Subsequent to March 31, 1997 and through May 8, 1997, the Company had no additional borrowings or paydowns on the Bank Facility.

Contingent Obligation
As part of the Harborside acquisition, the Company agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. For the three months ended March 31, 1997, interest imputed on the Contingent Obligation was capitalized, thereby increasing the balance of the Contingent Obligation to $5,422 as of March 31, 1997.

Second Prudential Facility
On November 4, 1996, the Company obtained a revolving credit facility ("Second Prudential Facility") from PSC totaling $80,000 which bears interest at 125 basis points over one-month LIBOR, and matures on January 15, 1998, unless the Company or PSC elects to extend the maturity date to not earlier than June 30, 1998, or the facility is refinanced prior to such date at the election of either the Company or PSC. The Second Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Second Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. On May 8, 1997, the Company drew $70,000 on the Second Prudential Facility in connection with the Westlakes acquisition.

Interest Rate Swap Agreements
On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to a fixed 6.285 percent per annum on a notional amount of $24,000 through August 1999.

On January 23, 1996, the Company entered into an interest rate swap agreement with one of the participating banks in the Bank Facility. The swap agreement has a three-year term and a notional amount of $26,000, which fixes the Company's one-month LIBOR base to 5.265 percent.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by either counterparty.


7.     MINORITY INTEREST

Certain individuals and entities own Units in the Operating Partnership. A Unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Minority interest in the accompanying consolidated financial statements relates to Units held by parties other than the Company.

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

On January 31, 1997, 1,401,225 Units were issued in connection with the RM transaction. No Units were redeemed for common stock of the Company for the three months ended March 31, 1997. As of March 31, 1997 and December 31, 1996, the minority interest unitholders owned 10.0 and 6.9 percent of the Operating Partnership, respectively.

8.     EMPLOYEE BENEFIT PLAN

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


9.     COMMITMENTS AND CONTINGENCIES

Tax Abatement Agreements

Grove Street Property
Pursuant to an agreement with the City of Jersey City, New Jersey, as amended, expiring in 2004, the Company is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City. Such PILOT, as defined, is $1,267 per annum through May 31, 1999 and $1,584 per annum through May 31, 2004.

Harborside Financial Center Property
Pursuant to a separate agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Company as part of the acquisition of the property on November 4, 1996, the Company is required to make PILOT payments on its Harborside property. The abatements, which commenced in 1990, are for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increase by $75 per annum through year fifteen. Total Project Costs, as defined, are $148,712.


10.    TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2012. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs as defined and the pass through of charges for electrical usage.


11.    STOCKHOLDERS' EQUITY

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

During 1995, the Company completed a public offering of 4,600,000 shares of common stock, which included an exercise of the underwriters' overallotment option of 600,000 shares, and received net proceeds of $83,594. Additionally in 1995, the Company purchased, for constructive retirement, 100,000 shares of its outstanding common stock for $1,595. The excess of the purchase price over par value was recorded as a reduction to additional paid-in capital. Concurrent with this purchase, the Company sold to the Operating Partnership 100,000 Units for $1,595.

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

Stock Option Plans
In 1994, and as amended on May 13, 1996, the Company established the Cali Employee Stock Option Plan ("Employee Plan") and the Cali Director Stock Option Plan ("Director Plan") under which a total of 1,880,188 (subject to adjustment) of the Company's shares of common stock have been reserved for issuance (1,780,188 shares under the Employee Plan and 100,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996 become exercisable over a five-year period. All stock options under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years.

Information regarding the Company's stock option plans is summarized below:

                                                          Employee                 Director
Shares under option:                                        Plan                     Plan
--------------------                                      --------                 --------
Granted on August 31, 1994 at
   $15.25-$17.25 per share                                 600,000                  25,000
------------------------------------------------------------------------------------------
Outstanding at December 31, 1994
  $15.25 - $17.25 per share                                600,000                  25,000
Granted at $17.25-$19.875 per share                        220,200                  10,000
Less - Lapsed or canceled                                  (3,588)                      --
------------------------------------------------------------------------------------------
Outstanding at December 31, 1995
  $15.25 - $19.875 per share                               816,612                  35,000
Granted at $21.50-$26.25 per share                         795,700                  14,000
Less - Lapsed or canceled                                  (7,164)                      --
Exercised at $17.25 per share                            (116,041)                 (10,000)
------------------------------------------------------------------------------------------
Outstanding at December 31, 1996
   $15.25 - $26.25 per share                             1,489,107                  39,000
Granted at $33.00 per share                                     --                   5,000
Granted at $33.875 per share                                    --                   5,000
Less - Lapsed or canceled                                  (12,380)                     --
Exercised at $17.25 - $25.25 per share                    (122,678)                     --
------------------------------------------------------------------------------------------
Outstanding at March 31, 1997
   $15.25 - $33.875 per share                            1,354,049                  49,000
==========================================================================================
Exercisable at March 31, 1997                              461,895                  25,000
------------------------------------------------------------------------------------------
Available for grant at December 31, 1996                   175,040                  51,000
Available for grant at March 31, 1997                      187,420                  41,000
------------------------------------------------------------------------------------------

Stock Compensation
In January 1997, the Company entered into employment contracts with seven of its key executives which provide for, among other things, compensation in the form of stock awards (the "Stock Award Rights") and Company-financed stock purchase rights (the "Stock Purchase Rights"), and associated tax obligation payments. In connection with the Stock Award Rights, the executives will receive 199,070 shares of the Company's common stock vesting over a five-year period contingent on the Company meeting certain performance objectives. Additionally, pursuant to the terms of the Stock Purchase Rights, the Company provided fixed rate, non-prepayable loans, aggregating $4,750, to such executives to finance their purchase of 152,000 shares of the Company's common stock, which the Company has agreed to forgive ratably over five years. Such loans were for amounts equal to the fair market value of the associated shares at the date of grant. Subsequently, from April 18, 1997 through April 24, 1997, the Company purchased, for constructive retirement, 152,000 shares of its outstanding common stock for $4,680. Included in general and administrative for the three months ended March 31, 1997 is $650 relating to the Stock Award Rights and Stock Purchase Rights.

The market value of the Stock Award Rights at March 31, 1997, net of amounts recognized as compensation expense, is recorded as unamortized stock compensation and shown as a separate component of stockholders' equity. Unamortized stock compensation for the Stock Award Rights is amortized to expense as certain performance objectives are reached.

Additionally, the balance of the loans related to the Stock Purchase Rights at the grant date, net of amount recognized as compensation expense, is recorded as unamortized stock compensation and shown as a separate component of stockholders' equity. Unamortized stock compensation is amortized to expense ratably over the five-year vesting period.

Earnings Per Share

                                      Net                             Per Share
                                     Income            Shares          Amounts
                                     -------         ----------        -------
Basic EPS ..................         $16,459         36,461,210         $0.45
Diluted EPS ................         $16,459         36,993,641         $0.44

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation, in accordance with FASB No. 128.

               Basic EPS Shares:       36,461,210
               Add: Stock Options:        532,431
                                       ----------
               Diluted EPS Shares:     36,993,641
                                       ==========

12.    PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information for the three months ended March 31, 1997 and 1996 are presented as if the acquisitions and common stock offerings which occurred during 1996 and the January 1997 Robert Martin transaction had occurred on January 1, 1996. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor do they represent the results of operations of future periods.

                                                          Three Months Ended
                                                               March 31,
                                                         1997             1996
                                                       --------         --------
Revenues .....................................         $ 57,954         $ 54,978
Operating and other expenses .................           17,522           17,182
General and administrative ...................            3,413            2,489
Depreciation and amortization ................            8,628            8,199
Interest expense .............................            8,600            8,566
                                                       --------         --------
Income before minority interest ..............           19,791           18,542
Minority interest ............................            1,997            1,912
                                                       --------         --------
Net income ...................................         $ 17,794         $ 16,630
                                                       ========         ========

Net income per common share ..................         $   0.49         $   0.46
                                                       --------         --------

                    CALI REALTY CORPORATION AND SUBSIDIARIES

                                     Item 2:
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements of Cali Realty Corporation and the notes thereto.

The following comparisons for the three months ended March 31, 1997 ("1997"), as compared to the three months ended March 31, 1996 ("1996") make reference to the following: (i) the effect of the "Pre-Acquisition Properties," which represents all properties owned by the Company at December 31, 1995, (ii) the effect of the "Acquired Properties," which represents all properties acquired by the Company from January 1, 1996 through March 31, 1997 (excluding RM), (iii) the effect of the "Disposition," which refers to the Company's sale of its Essex Road Property on March 20, 1996, and (iv) the effect of the acquisition of the "RM Properties" on January 31, 1997.

Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 1996

Total revenues increased $32.6 million, or 166.5 percent, for the three months ended March 31, 1997 over 1996. Base rents increased $26.8 million, or 167.2 percent, of which an increase of $16.0 million, or 100.0 percent, was attributable to the Acquired Properties, an increase of $10.4 million, or 65.0 percent, due to the RM Properties, and an increase of $0.6 million, or 3.8 percent, and due to occupancy changes at the Pre-Acquisition Properties, offset by a decrease of $0.2 million, or 1.6 percent, as a result of the Disposition. Escalations and recoveries increased $3.5 million, or 114.6 percent, of which an increase of $2.8 million, or 89.8 percent, was attributable to the Acquired
Properties,  an  increase  of  $0.7  million,  or  22.7  percent,  due to the RM
Properties, and an increase of $0.1 million, or 3.4 percent, due to occupancy changes at the Pre-Acquisition Properties, offset by a decrease of $0.1 million, or 1.3 percent, as a result of the Disposition.

Total expenses for the three months ended March 31, 1997 increased $20.6 million, or 153.4 percent, as compared to the same period in 1996. Real estate taxes increased $3.5 million, or 177.3 percent, for 1997 over 1996, of which an increase of $1.8 million, or 89.4 percent, was attributable to the Acquired
Properties, an increase of $1.7 million, or 84.2 percent, due to the RM Properties, and an increase of $0.1 million, or 6.3 percent, attributable to the Pre-Acquisition Properties, offset by a decrease of $0.1 million, or 2.6 percent, as a result of the Disposition. Additionally, operating services increased $3.6 million, or 128.9 percent, and utilities increased $1.8 million, or 97.9 percent, for 1997 over 1996. The aggregate increase in operating services and utilities of $5.4 million, or 116.5 percent, consists of $3.8 million, or 81.5 percent, attributable to the Acquired Properties, and an increase of $2.2 million, or 48.0 percent, due to the RM Properties, offset by a decrease of $0.1 million, or 3.3 percent, as a result of the Disposition, and a decrease of $0.5 million, or 9.7 percent, attributable to the Pre-Acquisition Properties. General and administrative increased $2.2 million, or 239.0 percent, of which $0.4 million, or 43.1 percent, is attributable to additional costs related to the RM Properties and $1.8 million, or 195.9 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion in 1996 and early 1997. Depreciation and amortization increased $4.5 million, or 135.7 percent, for 1997 over 1996, of which $2.6 million, or 78.1 percent, relates to depreciation on the Acquired Properties, an increase of $1.7 million, or 52.4 percent, attributable to the RM Properties, and an increase of $0.3 million, or 7.7 percent, due to the Pre-Acquisition Properties, offset by a decrease of $0.1 million, or 2.5 percent, related to the Disposition. Interest expense increased $5.0 million, or 193.8 percent, for 1997 over 1996, of which $2.7 million, or 105.5 percent, was attributable to the Harborside Mortgages, $2.2 million, or 86.3 percent, due to the TIAA Mortgage, and an increase of $0.2 million, or 4.2 percent, due to changes in the Company's credit facility borrowings and LIBOR, offset by a decrease of $0.1 million or
2.2 percent, related to the March 1996 partial prepayment of the Mortgage Financing.

Income  before  gain  on  sale  of  rental  property,   minority  interest,  and
extraordinary item increased to $18.1 million in 1997 from $6.1 million in 1996. The increase of $12.0 million was due to the factors discussed above.

Net income increased $7.0 million for the three months ended March 31, 1997 from $9.5 million in 1996 to $16.5 million in 1997, as a result of the increase in income before gain on sale of rental property, minority interest and extraordinary item of $12.0 million, the recognition in 1996 of an extraordinary loss for $0.5 million (net of minority interest), and the decrease in minority interest of $0.2 million in 1997 from 1996, offset by the gain on sale of rental property of $5.7 million recognized in 1996.

Liquidity and Capital Resources

Statement of Cash Flows

During the three months ended March 31, 1997, the Company generated $31.5 million in cash flow from operating activities, and together with $47.2 million in borrowings from the Company's credit facilities, $2.3 million of proceeds from stock options exercised and $198.0 million from the Company's cash reserves, used an aggregate $279.0 million to (i) purchase 66 rental properties and other tenant improvements and building improvements for $225.6 million, (ii) pay $11.6 million for a Mortgage Note Receivable, (iii) pay quarterly dividends and distributions of $17.6 million, (iv) pay the amortization on mortgage principal of $0.1 million, (v) pay down its outstanding borrowings on its credit facilities by $19.2 million, and (vi) increase its restricted cash by $4.9 million.

Capitalization

On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to a fixed 6.285 percent per annum on a notional amount of $24.0 million through August 1999.

On November 6, 1995, the Company completed a secondary public offering of 4,000,000 shares of its common stock at $19.50 per share (the "Second Offering"). Net proceeds to the Company after the underwriting discounts and other offering costs were approximately $72.5 million, which was used along with funds drawn on the Initial Credit Facility to acquire certain properties. Additionally, on November 17, 1995, pursuant to an over-allotment option granted to the underwriters of the Second Offering, the Company issued an additional 600,000 shares of its common stock at $19.50 per share. Net proceeds to the Company after underwriting discounts totaled approximately $11.1 million, which was used to repay an equal amount of indebtedness on the Initial Credit Facility. The $89.7 million in total proceeds from the Second Offering and over-allotment option were obtained off of the Company's $250.0 million shelf registration statement (File No. 33-96538).

On January 23, 1996, the Company entered into an interest rate swap agreement with one of the participating banks in the Bank Facility. The swap agreement has a three-year term and a notional amount of $26.0 million, which fixes the Company's one-month LIBOR base to 5.265 percent on its floating rate credit facilities.

On February 1, 1996, the Company obtained a credit facility (the "Bank Facility") secured by certain of its properties in the amount of $75.0 million from two participating banks. The Bank Facility has a three-year term and bears interest at 150 basis points over one-month LIBOR. The terms of the Bank Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Bank Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. Subsequent to March 31, 1997 and through May 8, 1997, the Company had no additional borrowings or paydowns on the Bank Facility.

On July 29, 1996, the Company filed a shelf registration statement (File No. 333-09081) with the Securities and Exchanges Commission ("SEC") for an aggregate amount of $500.0 million in equity securities of the Company. The registration statement was declared effective by the SEC on August 2, 1996.

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

In addition,  on November 4, 1996,  the Company  assumed  existing  debt and was
provided   seller-mortgage  debt  aggregating  $150.0  million  (as  more  fully described in Note 6).

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

On December 31, 1996, the Company filed a shelf registration statement (File No. 333-19101) with the SEC for an aggregate amount of $1 billion in equity securities of the Company. The registration statement was declared effective by the SEC on January 7, 1997.

In connection with the RM transaction on January 31, 1997, the Company assumed a $185.3 million non-recourse mortgage loan with TIAA (as more fully described in Note 6).

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

The Company presently has no plans for major capital improvements to its existing properties, other than normal recurring expenditures.

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the First Prudential Facility, Bank Facility and Second Prudential Facility. The Company is frequently examining potential property acquisitions and, at any one given time, one or more of such acquisitions may be under consideration. Accordingly, being able to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short term borrowings (including draws on the Company's credit facilities), and the issuance of debt securities or additional equity securities. In addition, the Company anticipates utilizing the First Prudential Facility, Bank Facility and Second Prudential Facility primarily to fund property acquisition activities.

The Company does not intend to reserve funds to retire the existing TIAA Mortgage, Harborside Mortgages, Mortgage Financing, indebtedness under the credit facilities or other mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, excluding the dividends paid deduction and net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $66.0 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable and required annual capital expenditure reserves pursuant to its mortgage indenture.

Funds from Operations

The Company considers Funds from Operations, after adjustment for the straight-lining of rents, one measure of REIT performance. Funds from Operations is defined as net income (loss) before minority interest of unitholders, computed in accordance with Generally Accepted Accounting Principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

Funds from Operations for the three months ended March 31, 1997 and 1996, as calculated in accordance with the National Association of Real Estate Investment Trusts definition published in March 1995, are summarized in the following table (in thousands):

                                                       Three Months Ended March 31,
                                                            1997         1996
                                                          --------     --------
Income before gain on sale of rental property,
    minority interest, and extraordinary item ........    $ 18,095     $  6,128
Add: Real estate-related depreciation and
    amortization .....................................       7,479        3,020
                                                          --------     --------
Funds from Operations ................................      25,574        9,148
                                                          --------     --------
Deduct: Rental income adjustment for
  straight-lining of rents ...........................      (1,607)         (69)
                                                          --------     --------
Funds from Operations after adjustment for
  straight-lining of rents ...........................    $ 23,967     $  9,079
                                                          ========     ========

Weighted average shares outstanding (1) ..............      40,085       17,897
                                                          --------     --------

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


                                Part II, Item 1:

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Cali Realty Corporation
                                       (Registrant)


Date: May 14, 1997                     /s/ Thomas A. Rizk
                                       ------------------
                                       Thomas A. Rizk
                                       President and Chief Executive Officer
                                           (signing on behalf of the Registrant)


Date: May 14, 1997                     /s/ Barry Lefkowitz
                                       ------------------
                                       Barry Lefkowitz
                                       Chief Financial Officer