Form 10-Q
period 1997-06-30
CALI REALTY CORP /NEW/
filed 1997-08-14
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

There were 36,652,172 shares of $.01 par value common stock outstanding at July 31, 1997.

                             CALI REALTY CORPORATION

                                    Form 10-Q

                                      INDEX


Part I - Financial Information

         Item 1. Financial Statements:

                 Consolidated Balance Sheets as of June 30, 1997
                    and December 31, 1996

                 Consolidated Statements of Operations for the three and
                    six month periods ended June 30, 1997 and 1996

                 Consolidated Statement of Stockholders' Equity for the
                     six months ended June 30, 1997

                 Consolidated Statements of Cash Flows for the six months
                    ended June 30, 1997 and 1996

                 Notes to Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II - Other Information and Signatures

         Item 6.  Exhibits

                  Signatures

                             CALI REALTY CORPORATION


                         Part I - Financial Information



Item 1:    Financial Statements

           The accompanying unaudited consolidated balance sheets, statements of operations, of stockholders' equity, and of cash flows, and related notes, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

           The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

           The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------
                                                                                        June 30,    December 31,
                                                                                          1997          1996
                                                                                          ----          ----
ASSETS
------
Rental property
     Land                                                                             $   138,051    $    98,127
     Buildings and improvements                                                         1,212,631        718,466
     Tenant improvements                                                                   38,679         35,626
     Furniture, fixtures and equipment                                                      1,867          1,133
-------------------------------------------------------------------------------------------------------------------

                                                                                        1,391,228        853,352
Less - accumulated depreciation and amortization                                         (83,863)        (68,610)
-------------------------------------------------------------------------------------------------------------------

     Total rental property                                                              1,307,365        784,742

Cash and cash equivalents (includes $201,269 in Overnight Investments
     at December 31, 1996)                                                                  6,090        204,807
Unbilled rents receivable                                                                  23,648         19,705
Deferred charges and other assets, net of accumulated amortization                         13,224         11,840
Restricted cash                                                                             8,218          3,160
Accounts receivable, net of allowance for doubtful accounts of $574 and $189                3,547          2,074
Mortgage note receivable                                                                   11,600             --
-------------------------------------------------------------------------------------------------------------------


Total assets                                                                           $1,373,692     $1,026,328
===================================================================================================================

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (continued)
-------------------------------------------------------------------------------------------------------------------

                                                                                        June 30,        December 31,
                                                                                          1997             1996
                                                                                          ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Mortgages and loans payable                                                           $   553,961    $   268,010
Dividends and distributions payable                                                        18,334         17,554
Accounts payable and accrued expenses                                                      10,582          5,068
Rents received in advance and security deposits                                            16,280          6,025
Accrued interest payable                                                                    1,916          1,328
-------------------------------------------------------------------------------------------------------------------

     Total liabilities                                                                    601,073        297,985
-------------------------------------------------------------------------------------------------------------------


Minority interest of unitholders in Operating Partnership                                  70,911         26,964
-------------------------------------------------------------------------------------------------------------------


Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 190,000,000 shares authorized,
     36,651,872 and 36,318,937 shares outstanding                                             366            363
Additional paid-in capital                                                                723,009        714,052
Distributions in excess of net earnings                                                   (11,604)       (13,036)
Unamortized stock compensation                                                            (10,063)            --
-------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity                                                           701,708        701,379
-------------------------------------------------------------------------------------------------------------------


Total liabilities and stockholders' equity                                             $1,373,692     $1,026,328
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------        -------------------------
                                                        1997             1996             1997             1996
                                                        ----             ----             ----             ----
REVENUES
--------
Base rents                                          $   50,389        $   17,264      $   93,180      $   33,276
Escalations and recoveries from tenants                  7,667             3,151          14,279           6,232
Parking and other                                        2,054               519           3,598             923
Interest income                                            432                79           1,640             153
-------------------------------------------------------------------------------------------------------------------

Total revenues                                          60,542            21,013         112,697          40,584
-------------------------------------------------------------------------------------------------------------------


EXPENSES
--------
Real estate taxes                                        6,496             2,194          11,929           4,153
Utilities                                                4,215             1,873           7,940           3,755
Operating services                                       7,357             2,512          13,773           5,315
General and administrative                               3,754             1,128           6,927           2,064
Depreciation and amortization                            9,080             3,614          16,844           6,908
Interest expense                                         9,603             2,999          17,152           5,568
-------------------------------------------------------------------------------------------------------------------

Total expenses                                          40,505            14,320          74,565          27,763
-------------------------------------------------------------------------------------------------------------------

Income before gain on sale of rental property,
    minority interest and extraordinary item            20,037             6,693          38,132          12,821
Gain on sale of rental property                             --                --              --           5,658
-------------------------------------------------------------------------------------------------------------------

Income before minority interest
    and extraordinary item                              20,037             6,693          38,132          18,479
Minority interest                                        2,012             1,009           3,648           2,821
-------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                        18,025             5,684          34,484          15,658
Extraordinary item-loss on early retirement of debt
    (net of minority interest's share of $86 in 1996)       --                --              --             475
-------------------------------------------------------------------------------------------------------------------


Net income                                          $   18,025       $     5,684      $   34,484      $   15,183
===================================================================================================================

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (continued)
-------------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------        -------------------------
                                                        1997             1996             1997             1996
                                                        ----             ----             ----             ----

Net income per common share:
----------------------------
Income before extraordinary item-
    loss on early retirement of debt              $       0.49      $       0.37    $       0.95     $      1.03
Extraordinary item-loss on early
    retirement of debt                                      --                --              --          ( 0.03)
-------------------------------------------------------------------------------------------------------------------


Net income                                        $       0.49      $       0.37    $       0.95     $      1.00
===================================================================================================================


Dividends declared per common share               $       0.45      $       0.43    $       0.90     $      0.85
-------------------------------------------------------------------------------------------------------------------


Weighted average common shares outstanding              36,489            15,203          36,475          15,175
-------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            Retained
                                                                                            Earnings
                                                                            Additional   (Distributions  Unamortized      Total
                                                       Common Stock           Paid-in     in Excess of      Stock     Stockholders'
                                                    Shares     Par Value      Capital     Net Earnings)  Compensation    Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997 .....................    36,319     $     363     $ 714,052     $ (13,036)            --    $ 701,379
Net income .....................................        --            --            --        34,484             --       34,484
Dividends ......................................        --            --            --       (33,052)            --      (33,052)
Issuance of Stock Award Rights
   and Stock Purchase Rights ...................       351             4        11,116            --        (11,120)          --
Amortization of Stock Compensation .............        --            --            --            --          1,057        1,057
Repurchase of Common Stock .....................      (152)           (2)       (4,678)           --             --       (4,680)
Conversion of Units to
   shares of Common Stock ......................         1            --            17            --             --           17
Proceeds from exercise of
  stock options ................................       133             1         2,502            --             --        2,503
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1997 .......................    36,652     $     366     $ 723,009     $ (11,604)     $ (10,063)   $ 701,708
====================================================================================================================================




The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
---------------------------------------------------------------------------------

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                             1997         1996
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $  34,484    $  15,183
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
    Depreciation and amortization                            16,844        6,908
    Minority interest                                         3,648        2,821
    Amortization of Stock Compensation                        1,057           --
    Gain on sale of rental property                              --       (5,658)
    Extraordinary item-loss on early retirement of debt          --          475
Changes in operating assets and liabilities:
    Increase in unbilled rents receivable                    (3,944)        (204)
    Increase in deferred charges and other assets, net       (2,976)      (2,180)
    (Increase) decrease in accounts receivable, net          (1,472)          63
    Increase in accounts payable and
       accrued expenses                                       5,514          799
    Increase in rents received in advance and
       security deposits                                      5,498        1,100
    Increase (decrease)  in accrued interest payable            588         (144)
---------------------------------------------------------------------------------
   Net cash provided by operating activities              $  59,241    $  19,163
=================================================================================


CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property                              $(308,531)   $ (46,321)
Issuance of mortgage note receivable                        (11,600)          --
Proceeds from sale of rental property                            --       10,324
Increase in restricted cash                                    (301)        (556)
---------------------------------------------------------------------------------
   Net cash used in investing activities                  $(320,432)   $ (36,553)
=================================================================================

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (continued)
---------------------------------------------------------------------------------

                                                         Six Months Ended June 30,
                                                         -------------------------
                                                             1997         1996
                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages and loans payable                 $ 132,876    $ 109,500
Repayments of mortgages and loans payable                   (32,482)     (75,817)
Debt prepayment premiums and other costs                         --         (312)
Proceeds from exercise of stock options                       2,503          173
Repurchase of Common Stock                                   (4,680)          --
Payment of dividends and distributions                      (35,743)     (15,214)
---------------------------------------------------------------------------------
   Net cash provided by financing activities              $  62,474    $  18,330
=================================================================================

Net (decrease) increase in cash and cash equivalents      $(198,717)   $     940
Cash and cash equivalents, beginning of period              204,807          967
---------------------------------------------------------------------------------
   Cash and cash equivalents, end of period               $   6,090    $   1,907
=================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------


1.     ORGANIZATION, ACQUISITIONS AND BASIS OF PRESENTATION

Organization
Cali Realty Corporation and subsidiaries (the "Company"), a Maryland corporation, is a fully-integrated, self- administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of June 30, 1997, the Company owned and operated 127 properties (the "Properties") aggregating 11.8 million square feet, consisting of 115 office and office/flex buildings totaling approximately 11.4 million square feet, six industrial/warehouse buildings totaling approximately 400,000 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Properties are located in New Jersey, New York, Pennsylvania, and Connecticut.

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

Acquisitions
From 1994 through 1996, following the Company's IPO, the Company acquired 44 office and office/flex properties totaling 4.9 million square feet for approximately $610,000. These properties are all located in New Jersey, New York and Pennsylvania.

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

On January 31, 1997, the Company acquired 65 properties ("RM Properties") of Robert Martin Company, LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction (the "RM Transaction") was financed through the assumption of $185,283 of mortgage indebtedness ("TIAA Mortgage"), approximately $220,000 in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 Units in the Operating Partnership.

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

In connection with the RM Transaction, the Company provided an $11,600 mortgage loan ("Mortgage Note Receivable") secured by the Option Properties (see Note 5).

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

On May 8, 1997, the Company acquired four buildings in the Westlakes Office Park, a suburban office complex located in Berwyn, Chester County, Pennsylvania, totaling approximately 444,000 square feet. The properties were acquired for approximately $74,700, which was made available primarily from drawing on one of the Company's credit facilities.

On July 21, 1997, the Company acquired two office buildings in the Moorestown Corporate Center, a suburban office complex located in Moorestown, Burlington County, New Jersey. The properties, each consisting of 75,000 square feet, were acquired for approximately $10,200, which was made available from drawing on one of the Company's credit facilities.

On August 1, 1997, the Company acquired 1000 Bridgeport Avenue (a/k/a Shelton Place), a 133,000 square-foot office building located in Shelton, Fairfield County, Connecticut. The property was acquired for approximately $15,500, which was made available from drawing on one of the Company's credit facilities.

As of August 1, 1997, the Company's portfolio consists of 130 properties aggregating approximately 12 million square feet, consisting primarily of office, office/flex and industrial/warehouse buildings, located in New Jersey, New York, Pennsylvania and Connecticut.

Basis of Presentation
The accompanying consolidated financial statements include all accounts of the Company and its majority-owned subsidiaries, which consist principally of the Operating Partnership. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Cash and Cash
    Equivalents         All highly liquid  investments  with a maturity of three
                        months or less when  purchased are considered to be cash
                        equivalents.   At  December  31,  1996,  cash  and  cash
                        equivalents  included  investments in overnight  reverse
                        repurchase agreements ("Overnight Investments") totaling
                        $201,269.   Investments  in  Overnight  Investments  are
                        subject to the risks that the counter-party will default and the collateral will decline in market value. The
                        Overnight  Investments  held by the  Company at December
                        31, 1996 matured on January 2, 1997. The entire balance, including interest income earned, was realized by the Company and ultimately used in the funding of the RM
                        Transaction on January 31, 1997.

    Deferred
    Financing Costs     Costs  incurred in obtaining  financing are  capitalized
                        and   amortized   on  a   straight-line   basis,   which
                        approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs were $835 and $267 for the three month periods ended June 30, 1997 and 1996, respectively, and $1,106 and $527 for the six month periods ending June 30, 1997 and 1996, respectively.

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

    Earnings
    Per Share           Net income per common  share is computed  in  accordance
                        with APB Opinion  No.15,  "Earnings per Share," and uses
                        the weighted  average common shares  outstanding  during
                        the period.  The  weighted  average  shares  outstanding
                        during the three month  periods  ended June 30, 1997 and
                        1996 were 36,488,523 and 15,202,912,  respectively,  and
                        for the six month  periods  ended June 30, 1997 and 1996
                        were   36,474,942  and  15,174,500,   respectively.   In
                        February 1997, the Financial  Accounting Standards Board
                        ("FASB") issued statement No. 128, "Earnings per Share,"
                        ("FASB No. 128") which will be effective for periods ending after December 15, 1997. Earlier application is not permitted. FASB No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for all companies with complex capital structures even where the effect of such dilution is not material (See Note 12).

    Dividends and
    Distributions
    Payable The dividends and distributions payable at June 30, 1997 represents dividends payable to shareholders of record on July 3, 1997 (36,651,872 shares) and distributions payable to minority interest unitholders (4,090,170 Units) on that same date. The second quarter dividends and distributions of $0.45 per share and per Unit were approved by the Board of Directors on June 21, 1997 and were paid on July 18, 1997.

    Extraordinary
    Item The extraordinary item represents the net effect resulting from the early settlement of certain mortgage obligations, net of write-off's of related deferred financing costs, prepayment penalties, and other related items.

    Underwriting
    Commissions
    and Offering
    Costs               Underwriting  commissions and offering costs incurred in
                        connection   with  the  Company's  stock  offerings  are
                        reflected as a reduction of additional paid-in-capital.

    Stock Options       The Company accounts for stock-based  compensation using
                        the  intrinsic  value method  prescribed  in  Accounting
                        Principles  Board Opinion (APB) No. 25,  "Accounting for
                        Stock Issued to Employees," and related Interpretations.
                        Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. See
                        Note 11 for discussion of stock compensation.

3.     DEFERRED CHARGES AND OTHER ASSETS

                                                                          June 30,                  December 31,
                                                                            1997                       1996
                                                                         ----------                  ---------
         Deferred leasing costs                                          $   15,335                  $  14,031
         Deferred financing costs                                             5,390                      5,390
-------------------------------------------------------------------------------------------------------------------

                                                                             20,725                     19,421
         Accumulated amortization                                           (10,478)                    (8,994)
-------------------------------------------------------------------------------------------------------------------

         Deferred charges, net                                               10,247                     10,427
         Prepaid expenses and other assets                                    2,977                      1,413
-------------------------------------------------------------------------------------------------------------------

         Total deferred charges and other assets, net                    $   13,224                 $   11,840
===================================================================================================================


4.     RESTRICTED CASH

Restricted cash includes security deposits for all of the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                                            June 30,               December 31,
                                                                              1997                     1996
                                                                              ----                     ----
         Escrow and other reserve funds                                     $ 3,161                 $  2,814
         Security deposits                                                    5,057                      346
-------------------------------------------------------------------------------------------------------------------

         Total restricted cash                                              $ 8,218                 $  3,160
===================================================================================================================


5.     MORTGAGE NOTE RECEIVABLE

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

6.     MORTGAGES AND LOANS PAYABLE

                                                                           June 30,                  December 31,
                                                                             1997                       1996
                                                                             ----                       ----
         TIAA Mortgage                                                    $ 185,283                         --
         Harborside Mortgages                                               150,000                  $ 150,000
         Mortgage Financing                                                  64,508                     64,508
         Fair Lawn Mortgage                                                  18,244                     18,445
         First Prudential Facility                                            8,600                      6,000
         Bank Facility                                                       51,800                     23,805
         Second Prudential Facility                                          70,000                         --
         Contingent Obligation                                                5,526                      5,252
-------------------------------------------------------------------------------------------------------------------

         Total mortgages and loans payable                                $ 553,961                  $ 268,010
===================================================================================================================

TIAA Mortgage
In connection with the RM Transaction, on January 31, 1997, the Company assumed a $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America ("TIAA"), with interest only payable monthly at a fixed annual rate of 7.18 percent (the "TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Company, at its option, may convert the TIAA Mortgage to unsecured debt upon achievement by the Company of an investment credit rating of Baa3/BBB-or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance.

Harborside Mortgages
In connection with the acquisition of Harborside Financial Center ("Harborside"), on November 4, 1996, the Company assumed existing mortgage debt and was provided seller-financed mortgage debt aggregating $150,000. The existing financing of approximately $106,149 bears interest at a fixed rate of
7.32 percent for a term of approximately nine years. The seller-provided financing of approximately $43,851 also has a term of nine years and initially bears interest at a rate of 6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity.

Mortgage Financing
Concurrent with the IPO, the Company's initial operating subsidiaries, which own the Company's remaining initial 11 office properties and the initial multi-family residential property (collectively, the "Initial Properties"), issued five-year mortgage notes with an aggregate principal balance of $144,500 secured and cross-collateralized by the Initial Properties to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes. Bonds with an aggregate principal balance of $70,000 were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74,500 were purchased by the Company. As a result, the Company's initial mortgage financing was $70,000 (the "Mortgage Financing"). Approximately $38,000 of the $70,000 is guaranteed under certain conditions by certain partners of the Cali Group partnerships which owned the Initial Properties. The Mortgage Financing requires monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999. $46,000 of the $70,000 Mortgage Financing bears interest at a net cost to the Company equal to a fixed rate of 8.02 percent per annum and the remaining $24,000 bears interest at a net cost to the Company equal to a floating rate of 100 basis points over one-month LIBOR (5.69141 percent at June 30, 1997) with a lifetime interest rate cap of 11.6 percent. Pursuant to the terms of the Mortgage Financing, the Company is required to escrow $143 per month for tenant improvements and leasing commissions and $53 per month for capital improvements. On March 12, 1996, the Company prepaid $5,492 ($1,687 -- fixed rate debt, $3,805 -- floating rate debt) of the Mortgage Financing, resulting in outstanding balances of $44,313 for the 8.02 percent fixed rate debt and $20,195 for the floating rate debt. On August 12, 1997, the Company prepaid in full the remaining balance and retired the Mortgage Financing from funds made available primarily from drawing on the Unsecured Facility (see below).

Fair Lawn Mortgage
In connection with the acquisition of an office building in Fair Lawn, New Jersey on March 3, 1995, the Company assumed an $18,764 non-recourse mortgage loan ("Fair Lawn Mortgage") collateralized by the property, bearing interest at a fixed rate of 8.25 percent per annum. The loan required payment of interest only through March 15, 1996 and payment of principal and interest thereafter, on a 20-year amortization schedule, with the remaining principal balance due October 1, 2003. For the six months ended June 30, 1997, the Company paid $201 for amortization of principal on the Fair Lawn Mortgage.

First Prudential Facility
The Company has a $70,000 revolving credit facility (the "First Prudential Facility") with Prudential Securities Credit Corp. ("PSC"), which may be used to fund acquisitions and new development projects and for general working capital purposes, including capital expenditures and tenant improvements. In connection with the Mortgage Financing, the Company obtained a $6,005 letter of credit (the "Letter of Credit"), secured by the First Prudential Facility, to meet certain tenant improvement and capital expenditure reserve requirements. The First Prudential Facility bore interest at a floating rate equal to 150 basis points over one-month LIBOR for January 1, 1996 through August 31, 1996. Effective September 1, 1996, the interest rate was reduced to a floating rate equal to 125 basis points over one-month LIBOR. The First Prudential Facility is a recourse liability of the Operating Partnership and is secured by a pledge of the $74,500 Bonds held by the Company. In conjunction with obtaining the Unsecured Facility (see below), the Company repaid in full and terminated the First Prudential Facility on August 7, 1997. Additionally, the Letter of Credit was canceled in conjunction with prepayment of the Mortgage Financing on August 12, 1997.

Bank Facility
On February 1, 1996, the Company obtained a credit facility (the "Bank Facility") secured by certain of its properties in the amount of $75,000 from two participating banks. The Bank Facility has a three-year term and bears interest at 150 basis points over one-month LIBOR. The terms of the Bank Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Bank Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. In conjunction with obtaining the Unsecured Facility (see below), the Company repaid in full and terminated the Bank Facility on August 7, 1997.

Second Prudential Facility
On November 4, 1996, the Company obtained a revolving credit facility ("Second Prudential Facility") from PSC totaling $80,000 which bears interest at 125 basis points over one-month LIBOR, and matures on January 15, 1998. The Second Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Second Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. On August 7, 1997, the Company repaid in full the outstanding balance under the Second Prudential Facility with funds drawn from the Unsecured Facility. Additionally, on August 12, 1997, the Second Prudential Facility was amended, increasing the total commitment from $80,000 to $100,000 and extending the maturity date to August 31, 1998.

Contingent Obligation
As part of the Harborside acquisition, the Company agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. For the six months ended June 30, 1997, interest imputed on the Contingent Obligation was capitalized to land, thereby increasing the balance of the Contingent Obligation to $5,526 as of June 30, 1997.

Unsecured Facility
On August 6, 1997, the Company obtained an unsecured revolving credit facility (the "Unsecured Facility") in the amount of $400,000 from a group of 13 lender banks. The Unsecured Facility has a three-year term and currently bears interest at 125 basis points over one-month LIBOR. Based upon the Company's achievement of an investment grade long term unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

The terms of the Unsecured Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Unsecured Facility also requires a fee on the unused balance payable quarterly in arrears, at a rate ranging from one-eighth of one percent to one-quarter of one percent of such balance, depending on the level of borrowing outstanding in relation to the total facility commitment.

The lending group for the Unsecured Facility includes: Fleet National Bank, The Chase Manhattan Bank, and Bankers Trust Company, as agents; PNC Bank, N.A., Bank of America National Trust and Savings Association, Commerzbank, and First National Bank of Chicago, as co-agents; and Keybank, Summit Bank, Crestar Bank, Mellon Bank, N.A., Signet Bank, and Kredeitbank NV.

In conjunction with the Company obtaining the Unsecured Facility, the Company drew funds on the new facility to repay in full and terminate both the First Prudential Facility and the Bank Facility. The Company drew an additional
$70,000 to repay in full the outstanding balance under the Second Prudential Facility. As of August 12, 1997, the Company's two remaining revolving credit facilities consist of the Unsecured Facility and the Second Prudential Facility.

Interest Rate Swap Agreements
On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to a fixed 6.285 percent per annum on a notional amount of $24,000 through August 1999.

On January 23, 1996, the Company entered into another interest rate swap agreement with a commercial bank. This swap agreement has a three-year term and a notional amount of $26,000, which fixes the Company's one-month LIBOR base to
5.265 percent.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate swap agreements. However, the Company does not anticipate non-performance by either counterparty.

Cash paid for interest for the three- and six-month periods ended June 30, 1997 was $8,060 and $16,563, respectively.

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

Units are redeemable by the unitholders at their option, subject to certain restrictions, on the basis of one Unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The Company has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. When a unitholder redeems a Unit, minority interest is reduced and the Company's investment in the Operating Partnership is increased.

On January 31, 1997, 1,401,225 Units were issued in connection with the RM Transaction. As of June 30, 1997 and December 31, 1996, the minority interest unitholders owned 10.0 and 6.9 percent of the Operating Partnership, respectively.

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

9.     COMMITMENTS AND CONTINGENCIES

Tax Abatement Agreements
Grove Street Property
Pursuant to an agreement with the City of Jersey City, New Jersey, as amended, expiring in 2004, the Company is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City, Hudson County, New Jersey. Such PILOT, as defined, is $1,267 per annum through May 31, 1999 and $1,584 per annum through May 31, 2004.

Harborside Financial Center Property
Pursuant to a separate agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Company as part of the acquisition of the property on November 4, 1996, the Company is required to make PILOT payments on its Harborside property. The abatements, which commenced in 1990, are for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $148,712.


10.    TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2020. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

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

On July 29, 1996, the Company filed a shelf registration statement (File No. 333-09081) with the SEC for an aggregate amount of $500,000 in equity securities of the Company. The registration statement was declared effective by the SEC on August 2, 1996.

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

Pursuant to the Company's $500,000 shelf registration statement (File No. 333-09081), on November 22, 1996, the Company completed an underwritten public offer and sale of 17,537,500 shares of its common stock using several different underwriters to underwrite such public offer and sale (which included an exercise of the underwriters' over-allotment option of 2,287,500 shares). The Company received approximately $441,215 in net proceeds (after offering costs) from the offering, and used such funds to acquire certain of the Company's property acquisitions in November and December 1996, pay down outstanding borrowings on its revolving credit facilities, and investing the excess funds in Overnight Investments.

On December 31, 1996, the Company filed a shelf registration statement (File No. 333-19101) with the SEC for an aggregate amount of $1,000,000 in equity securities of the Company. The registration statement was declared effective by the SEC on January 7, 1997.

On May 15, 1997, the stockholders approved an increase in the authorized shares of common stock in the Company from 95,000,000 to 190,000,000.

Stock Option Plans
In 1994, and as afterwards amended, the Company established the Cali Employee Stock Option Plan ("Employee Plan") and the Cali Director Stock Option Plan ("Director Plan") under which a total of 2,980,188 (subject to adjustment) of the Company's shares of common stock have been reserved for issuance (2,780,188 shares under the Employee Plan and 200,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996 and 1997 become exercisable over a five-year period. All stock options under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years.

    Information regarding the Company's stock option plans is summarized below:

                                                                   Employee                 Director
                                                                     Plan                     Plan
                                                                   --------                 --------
         Shares under option:
         Granted on August 31, 1994 at
            $15.25-$17.25 per share                                 600,000                  25,000
    ----------------------------------------------------------------------------------------------------------

         Outstanding at December 31, 1994
           $15.25 - $17.25 per share                                600,000                  25,000
         Granted at $17.25-$19.875 per share                        220,200                  10,000
         Less - Lapsed or canceled                                   (3,588)                     --
    ----------------------------------------------------------------------------------------------------------

         Outstanding at December 31, 1995
           $15.25 - $19.875 per share                               816,612                  35,000
         Granted at $21.50-$26.25 per share                         795,700                  14,000
         Less - Lapsed or canceled                                   (7,164)                     --
         Exercised at $17.25 per share                             (116,041)                (10,000)
    ----------------------------------------------------------------------------------------------------------

         Outstanding at December 31, 1996
            $15.25 - $26.25 per share                             1,489,107                  39,000
         Granted at $33.00 per share                                     --                   5,000
         Granted at $33.875 per share                                    --                   5,000
         Granted at $30.75 per share                                171,460                      --
         Granted at $30.25 per share                                148,000                      --
         Less - Lapsed or canceled                                  (24,773)                     --
         Exercised at $17.25 - $25.25 per share                    (132,865)                     --
    ----------------------------------------------------------------------------------------------------------

         Outstanding at June 30, 1997
            $15.25 - $33.875 per share                            1,650,929                  49,000
    ==========================================================================================================

         Exercisable at June 30, 1997                               451,703                  39,000
    ----------------------------------------------------------------------------------------------------------

         Available for grant at December 31, 1996                   175,040                  51,000
         Available for grant at June 30, 1997                       880,353                 141,000
    ----------------------------------------------------------------------------------------------------------

Stock Compensation
In January 1997, the Company entered into employment contracts with seven of its key executives which provide for, among other things, compensation in the form of stock awards (the "Stock Award Rights") and Company- financed stock purchase rights (the "Stock Purchase Rights"), and associated tax obligation payments. In connection with the Stock Award Rights, the executives will receive 199,070 shares of the Company's common stock vesting over a five-year period contingent on the Company meeting certain performance objectives. Additionally, pursuant to the terms of the Stock Purchase Rights, the Company provided fixed rate, non-prepayable loans, aggregating $4,750, to such executives to finance their purchase of 152,000 shares of the Company's common stock, which the Company has agreed to forgive ratably over five years. Such loans were for amounts equal to the fair market value of the associated shares at the date of grant. Subsequently, from April 18, 1997 through April 24, 1997, the Company purchased, for constructive retirement, 152,000 shares of its outstanding common stock for $4,680. The excess of the purchase price over par value was recorded as a reduction to additional paid-in capital. Concurrent with this purchase, the Company sold to the Operating Partnership 152,000 Units for $4,680.

The market  value of the Stock  Award  Rights at June 30,  1997,  net of amounts recognized as compensation expense, is recorded as unamortized stock compensation and shown as a separate component of stockholders' equity. Unamortized stock compensation for the Stock Award Rights is amortized to expense as certain performance objectives are reached.

Additionally, the balance of the loans related to the Stock Purchase Rights at the grant date, net of amounts recognized as compensation expense, is recorded as unamortized stock compensation and shown as a separate component of stockholders' equity. Unamortized stock compensation is amortized to expense ratably over the five-year vesting period.

Included in general and administrative expense for the three and six month periods ended June 30, 1997 is $828 and $1,478, respectively, relating to the Stock Award Rights and Stock Purchase Rights.

12.    FASB NO. 128 PRO FORMA EARNINGS PER SHARE

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" which is effective for periods ending after December 15, 1997. The following pro forma information presents the Company's results for the periods indicated in accordance with the new Statement.

For the three month period ended June 30, 1997:

                                                                                                       Per Share
                                             Net Income                   Shares                        Amounts
                                             ----------                   ------                        -------
Pro Forma Basic EPS                           $18,025                   36,488,523                       $0.49
Pro Forma Diluted EPS                         $18,025                   36,907,293                       $0.49

The following schedule reconciles the shares used in the pro forma basic EPS calculation to the shares used in the pro forma diluted EPS calculation:

          Pro Forma Basic EPS Shares:               36,488,523
             Add: Stock Options                        418,770
                                                    ----------
          Pro Forma Diluted EPS Shares:             36,907,293
                                                    ==========

For the six month period ended June 30, 1997:

                                                                                                       Per Share
                                             Net Income                   Shares                        Amounts
                                             ----------                   ------                        -------
Pro Forma Basic EPS                           $34,484                   36,474,942                       $0.95
Pro Forma Diluted EPS                         $34,484                   36,967,249                       $0.93

The following schedule reconciles the shares used in the pro forma basic EPS calculation to the shares used in the pro forma diluted EPS calculation:

          Pro Forma Basic EPS Shares:                         36,474,942
             Add: Stock Options                                  492,307
                                                              ----------
          Pro Forma Diluted EPS Shares:                       36,967,249
                                                              ==========

13.    PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information for the three and six month periods ended June 30, 1997 and 1996 are presented as if the acquisitions and common stock offerings in 1996, the January 1997 RM Transaction and the May 1997 acquisition of Westlakes had occurred on January 1, 1996. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor do they represent the results of operations of future periods.

                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                    ---------------------------        -------------------------
                                                      1997             1996             1997              1996
                                                      ----             ----             ----              ----
Revenues                                             $ 61,845        $ 58,678         $122,617         $116,408

Operating and other expenses                           18,495          17,735           36,772           35,780
General and administrative                              3,996           3,213            7,583            5,895
Depreciation and amortization                           9,261           8,883           18,322           17,515
Interest expense                                        9,873           9,800           19,780           19,673
-------------------------------------------------------------------------------------------------------------------

Income before minority interest                        20,220          19,047           40,160           37,545
Minority interest                                       2,101           1,939            4,018            3,845
-------------------------------------------------------------------------------------------------------------------

Net income                                           $ 18,119        $ 17,108         $ 36,142         $ 33,700
===================================================================================================================


Net income per common share                          $   0.50        $   0.47         $   0.99         $   0.93
-------------------------------------------------------------------------------------------------------------------

                    CALI REALTY CORPORATION AND SUBSIDIARIES

                                     Item 2:
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the Consolidated Financial Statements of Cali Realty Corporation and the notes thereto.

    The following comparisons for the three and six month periods ended June 30, 1997 ("1997"), as compared to the three and six month periods ended June 30, 1996 ("1996") make reference to the following: (i) the effect of the "Pre-Acquisition Properties," which represents all properties owned by the Company at March 31, 1996 (for the three-month period comparisons), and which represents all properties owned by the Company at December 31, 1995 (for the six-month period comparisons), (ii) the effect of the "Acquired Properties," which for the three-month period comparisons represents all properties acquired by the Company from April 1, 1996 through June 30, 1997 (excluding RM), and for the six-month period comparisons represents all properties acquired by the Company from January 1, 1996 through June 30, 1997 (excluding RM), (iii) the effect of the "Disposition," which refers to the Company's sale of its Essex Road property on March 20, 1996, and (iv) the effect of the acquisition of the "RM Properties" on January 31, 1997.

    Three Months Ended June 30, 1997 Compared to
    Three Months Ended June 30, 1996

    Total revenues increased $39.5 million, or 188.1 percent, for the three months ended June 30, 1997 over the same period in 1996. Base rents increased $33.1 million, or 191.9 percent, of which an increase of $16.6 million, or 96.5 percent, was attributable to the Acquired Properties, an increase of $16.0 million, or 92.4 percent, due to the RM Properties, and an increase of $0.5 million, or 3.0 percent, due to occupancy changes at the Pre-Acquisition Properties. Escalations and recoveries increased $4.5 million, or 143.3 percent, of which an increase of $3.0 million, or 94.9 percent, was attributable to the Acquired Properties, an increase of $1.4 million, or 44.7 percent, due to the RM Properties, and an increase of $0.1 million, or 3.7 percent, due to occupancy changes at the Pre-Acquisition Properties.

    Total expenses for the three months ended June 30, 1997 increased $26.2 million, or 182.9 percent, as compared to the same period in 1996. Real estate taxes increased $4.3 million, or 196.1 percent, for 1997 over 1996, of which an increase of $1.7 million, or 79.0 percent, was attributable to the Acquired Properties, an increase of $2.5 million, or 113.6 percent, due to the RM Properties, and an increase of $0.1 million, or 3.5 percent, attributable to the Pre-Acquisition Properties. Additionally, operating services increased $4.9 million, or 192.9 percent, and utilities increased $2.3 million, or 125.0 percent, for 1997 over 1996. The aggregate increase in operating services and utilities of $7.2 million, or 163.9 percent, consists of $3.6 million, or 82.0 percent, attributable to the Acquired Properties, an increase of $3.5 million, or 80.0 percent, due to the RM Properties, and an increase of $0.1 million, or 1.9 percent, attributable to the Pre-Acquisition Properties. General and administrative expense increased $2.6 million, or 232.8 percent, of which $0.8 million, or 70.6 percent, is attributable to additional costs related to the RM Properties and $1.8 million, or 162.2 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion in late 1996 and early 1997. Depreciation and amortization increased $5.5 million, or 151.2 percent, for 1997 over 1996, of which $2.7 million, or 75.4 percent, relates to depreciation on the Acquired Properties, an increase of $2.7 million, or
    73.6 percent, attributable to the RM Properties, and an increase of $0.1 million, or 2.2 percent, due to the Pre-Acquisition Properties. Interest expense increased $6.6 million, or 220.2 percent, for 1997 over 1996, of which $3.3 million, or 110.9 percent, was attributable to the TIAA Mortgage, $2.7 million, or 90.7 percent, due to the Harborside Mortgages, and an increase of $0.6 million, or 18.6 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions, as well as changes in LIBOR.

    Income before gain on sale of rental property, minority interest, and extraordinary item increased to $20.0 million in 1997 from $6.7 million in 1996. The increase of $13.3 million was due to the factors discussed above.

    Net income increased $12.3 million for the three months ended June 30, 1997 from $5.7 million in 1996 to $18.0 million in 1997, as a result of the increase in income before gain on sale of rental property, minority interest and extraordinary item of $13.3 million, offset by an increase in minority interest of $1.0 million in 1997 from 1996.

    Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

    Total revenues increased $72.1 million, or 177.7 percent, for the six months ended June 30, 1997 over the same period in 1996. Base rents increased $59.9 million, or 180.0 percent, of which an increase of $32.7 million, or 98.3 percent, was attributable to the Acquired Properties, an increase of $26.4 million, or 79.2 percent, due to the RM Properties, and an increase of $1.1 million, or 3.3 percent, due to occupancy changes at the Pre-Acquisition Properties, offset by a decrease of $0.3 million or 0.8 percent, as a result of the Disposition. Escalations and recoveries increased $8.0 million, or
    129.1 percent, of which an increase of $5.8 million, or 92.3 percent, was attributable to the Acquired Properties, an increase of $2.1 million, or
    33.8 percent, due to the RM Properties,  and an increase of $0.2 million, or
    3.5 percent, due to occupancy changes at the Pre-Acquisition Properties, offset by a decrease of $0.1 million, or 0.5 percent, as a result of the Disposition.

    Total expenses for the six months ended June 30, 1997 increased $46.8 million, or 168.6 percent, as compared to the same period in 1996. Real estate taxes increased $7.8 million, or 187.2 percent, for 1997 over 1996, of which an increase of $3.5 million, or 84.0 percent, was attributable to the Acquired Properties, an increase of $4.2 million, or 99.7 percent, due to the RM Properties, and an increase of $0.2 million, or 4.7 percent, attributable to the Pre-Acquisition Properties, offset by a decrease of $0.1 million, or 1.2 percent, as a result of the Disposition. Additionally, operating services increased $8.4 million, or 159.1 percent, and utilities increased $4.2 million, or 111.5 percent, for 1997 over 1996. The aggregate increase in operating services and utilities of $12.6 million, or 139.4 percent, consists of $7.4 million, or 81.9 percent, attributable to the Acquired Properties, and an increase of $5.8 million, or 63.5 percent, due to the RM Properties, offset by a decrease of $0.2 million, or 1.8 percent, as a result of the Disposition, and a decrease of $0.4 million, or 4.2 percent, attributable to the Pre-Acquisition Properties. General and administrative expense increased $4.9 million, or 235.6 percent, of which $1.2 million, or 58.1 percent, is attributable to additional costs related to the RM Properties and $3.7 million, or 177.5 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion in late 1996 and early 1997. Depreciation and amortization increased $9.9 million, or 143.8 percent, for 1997 over 1996, of which $5.3 million, or 76.5 percent, relates to depreciation on the Acquired Properties, an increase of $4.4 million, or 63.5 percent, attributable to the RM Properties, and an increase of $0.3 million, or 5.0 percent, due to the Pre-Acquisition Properties, offset by a decrease of $0.1 million, or 1.2 percent, related to the Disposition. Interest expense increased $11.6 million, or 208.0 percent, for 1997 over 1996, of which $5.5 million, or
    99.6 percent, was attributable to the TIAA Mortgage, $5.4 million, or 97.4 percent, due to the Harborside Mortgages, and an increase of $0.8 million, or 12.0 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions as well as changes in LIBOR, offset by a decrease of $0.1 million or 1.0 percent, related to the March 1996 partial prepayment of the Mortgage Financing.

    Income before gain on sale of rental property, minority interest, and extraordinary item increased to $38.1 million in 1997 from $12.8 million in 1996. The increase of $25.3 million was due to the factors discussed above.

    Net income increased $19.3 million for the six months ended June 30, 1997 from $15.2 million in 1996 to $34.5 million in 1997, as a result of the increase in income before gain on sale of rental property, minority interest and extraordinary item of $25.3 million and the recognition in 1996 of an extraordinary loss for $0.5 million (net of minority interest), offset by the gain on sale of rental property of $5.7 million recognized in 1996, and the increase in minority interest of $0.8 million in 1997 over 1996.

    Liquidity and Capital Resources

    Statement of Cash Flows
    During the six months ended June 30, 1997, the Company generated $59.2 million in cash flows from operating activities, and together with $132.9 million in borrowings from the Company's credit facilities, $2.5 million of proceeds from stock options exercised and $198.7 million from the Company's cash reserves, used an aggregate of $393.3 million to (i) purchase 70 rental properties and other tenant improvements and building improvements for $308.5 million, (ii) pay $11.6 million for a Mortgage Note Receivable, (iii) pay quarterly dividends and distributions of $35.7 million, (iv) pay the amortization on mortgage principal of $0.2 million, (v) repay outstanding borrowings on its credit facilities by $32.3 million, (vi) increase its restricted cash by $0.3 million, and (vii) repurchase 152,000 shares of the Company's common stock for $4.7 million.

    Capitalization
    On January 23, 1996, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement has a three-year term and a notional amount of $26 million which fixes the Company's one-month LIBOR base to 5.265 percent.

    On February 1, 1996, the Company obtained a credit facility (the "Bank Facility") secured by certain of its properties in the amount of $75 million from two participating banks. The Bank Facility has a three-year term and bears interest at 150 basis points over one-month LIBOR. The terms of the Bank Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Bank Facility also requires a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. In conjunction with obtaining the Unsecured Facility, the Company repaid in full and terminated the Bank Facility on August 7, 1997.

    On July 29, 1996, the Company filed a shelf registration statement (File No. 333-09081) with the SEC for an aggregate amount of $500 million in equity securities of the Company. The registration statement was declared effective by the SEC on August 2, 1996.

    On August 13, 1996, the Company sold 3,450,000 shares of its common stock through a public stock offering (the "August 1996 Offering"), which included an exercise of the underwriters' over-allotment option of 450,000 shares. Net proceeds from the August 1996 Offering (after offering costs) were approximately $76.8 million. The offering was conducted using one underwriter and the shares were issued from the Company's $250 million shelf registration statement (File No. 33-96538).

    On November 4, 1996, the Company obtained a revolving credit facility ("Second Prudential Facility") from PSC totaling $80 million which bears interest at 125 basis points over one-month LIBOR, and matures on January 15, 1998. The Second Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Second Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. On August 7, 1997, the Company repaid in full the outstanding balance under the Second Prudential Facility with funds drawn from the Unsecured Facility. Additionally, on August 12, 1997, the Second Prudential Facility was amended, increasing the total commitment from $80 million to $100 million and extending the maturity date to August 31, 1998.

    In addition, on November 4, 1996, the Company assumed existing debt and was provided seller-financed mortgage debt aggregating $150 million (as more fully described in Note 6).

    Pursuant to the Company's $500 million shelf registration statement (File No. 333-09081), on November 22, 1996, the Company completed an underwritten public offer and sale of 17,537,500 shares of its common stock using several different underwriters to underwrite such public offer and sale (which included an exercise of the underwriters' over-allotment option of 2,287,500 shares). The Company received approximately $441.2 million in net proceeds (after offering costs) from the offering, and used such funds to acquire certain of the Company's property acquisitions in November and December 1996, pay down outstanding borrowings on its revolving credit facilities, and investing the excess funds in Overnight Investments.

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

    From April 18, 1997 through April 24, 1997, the Company purchased, for constructive retirement, 152,000 shares of its outstanding common stock for $4.7 million. Concurrent with this purchase, the Company sold to the Operating Partnership 152,000 Units for $4.7 million.

    On August 6, 1997, the Company obtained an unsecured revolving credit facility (the "Unsecured Facility") in the amount of $400 million from a group of 13 lender banks. The Unsecured Facility has a three-year term and currently bears interest at 125 basis points over one-month LIBOR. Based upon the Company's achievement of an investment grade long term unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

    The lending group for the Unsecured Facility includes: Fleet National Bank, The Chase Manhattan Bank, and Bankers Trust Company, as agents; PNC Bank, N.A., Bank of America National Trust and Savings Association, Commerzbank, and First National Bank of Chicago, as co-agents; and Keybank, Summit Bank, Crestar Bank, Mellon Bank, N.A., Signet Bank, and Kredeitbank NV.

    In conjunction with the Company obtaining the Unsecured Facility, the Company drew funds on the new facility to repay in full and terminate both the First Prudential Facility and the Bank Facility. The Company drew an additional $70 million to repay in full the outstanding balance under the Second Prudential Facility. As of August 12, 1997, the Company's two remaining revolving credit facilities consist of the Unsecured Facility and the Second Prudential Facility.

    On August 12, 1997, the Company prepaid in full and retired the secured Mortgage Financing from funds made available primarily from drawing on the Unsecured Facility.

    Following this secured debt prepayment, the Company has four remaining secured mortgage debt instruments; the $185.3 million TIAA Mortgage, the two mortgages comprising the $150 million in Harborside Mortgages, and the $18.2 million Fair Lawn Mortgage.

    As of August 12, 1997, the Company now has 83 unencumbered properties totaling seven million square feet, representing 58 percent of the Company's portfolio.

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

    The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the Second Prudential Facility and the Unsecured Facility. The Company is frequently examining potential property acquisitions and, at any one given time, one or more of such acquisitions may be under consideration. Accordingly, being able to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short term borrowings (including draws on the Company's credit facilities), and the issuance of debt securities or additional equity securities. In addition, the Company anticipates utilizing the Second Prudential Facility and the Unsecured Facility primarily to fund property acquisition activities.

    The Company does not intend to reserve funds to retire the existing TIAA Mortgage and Harborside Mortgages, indebtedness under the credit facilities or other mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

    To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, excluding the dividends paid deduction and net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $66 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable and required annual capital expenditure reserves pursuant to its mortgage indenture.

    Funds from Operations

    The Company considers Funds from Operations, after adjustment for straight-lining of rents, one measure of REIT performance. Funds from Operations is defined as net income (loss) before minority interest of unitholders, computed in accordance with Generally Accepted Accounting Principles, excluding gains (or losses) from debt restructuring and sales of property, plus real estate-related depreciation and amortization. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

    Funds from Operations for the three and six month periods ended June 30, 1997 and 1996, as calculated in accordance with the National Association of Real Estate Investment Trusts' definition published in March 1995, are summarized in the following table (in thousands):

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                      1997             1996             1997              1996
                                                      ----             ----             ----              ----
Income before gain on sale of rental property,
   minority interest, and extraordinary item       $   20,037     $     6,693        $  38,132        $  12,821
Add: Real estate-related depreciation and
   amortization                                         8,786           3,334           16,265            6,355
-------------------------------------------------------------------------------------------------------------------

Funds from Operations                                  28,823          10,027           54,397           19,176
-------------------------------------------------------------------------------------------------------------------

Deduct: Rental income adjustment for
   straight-lining of rents                            (2,337)           (135)          (3,944)            (204)
-------------------------------------------------------------------------------------------------------------------

Funds from Operations after adjustment
   for straight-lining of rents                    $   26,486     $     9,892        $  50,453        $  18,972
===================================================================================================================


Weighted average shares outstanding (1)                40,579          17,902           40,334           17,900
-------------------------------------------------------------------------------------------------------------------


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

                             CALI REALTY CORPORATION


                          Part II -- Other Information

                                Item 6. Exhibits


The following exhibits are filed herewith:

    Exhibit 10.92 Purchase and Sale Contract between Beacon Properties L.P. as "Seller" and Cali Realty Acquisitions Corporation as "Buyer" dated April 9, 1997.

    Exhibit 10.93 First Amendment to Purchase and Sale Contract between Beacon Properties L.P. and Cali Realty Acquisitions Corporation dated April 18, 1997.

    Exhibit 10.94 Revolving Credit Agreement among Cali Realty, L.P. and certain of its Subsidiaries and Fleet National Bank and Other Lenders Which May Become Parties to this Agreement and Fleet National Bank, as Administrative Agent, with Fleet National Bank, as Loan Arranger, the Chase Manhattan Bank, as Syndication Agent, Bankers Trust Company, as Documentation Agent and PNC Bank, N.A., Commerzbank, Bank of America National Trust and Savings Association, and First National Bank of Chicago, as Co-Agents, dated as of August 6, 1997.

                             CALI REALTY CORPORATION


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Cali Realty Corporation
                                        (Registrant)


Date: August 13, 1997                   /s/ Thomas A. Rizk
                                        ------------------
                                        Thomas A. Rizk
                                        President and Chief Executive Officer
                                           (signing on behalf of the Registrant)


                                        /s/ Barry Lefkowitz
                                        -------------------
Date: August 13, 1997                   Barry Lefkowitz
                                        Chief Financial Officer