Form 10-Q
period 1997-09-30
CALI REALTY CORP /NEW/
filed 1997-11-10
CIK 924901

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                                          OR
[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from. . . . . . . . . . . . to. . . . . . . . . . . .
Commission file number   1-13274

                               Cali Realty Corporation
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

    Maryland                                22-3305147
 . . . . . . . . . . . . . .                 . . . . . . . . . . . . . . . . . .
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification Number)

                  11 Commerce Drive, Cranford, New Jersey 07016-3501
-------------------------------------------------------------------------------
                       (Address of principal executive office)
                                      (Zip Code)

                                    (908) 272-8000
-------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the
Registrant was required to file such report) YES  X    NO____ and (2) has
been subject to such filing requirements for the past ninety (90) days YES X NO____

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    There were 49,664,622 shares of $.01 par value common stock outstanding at October 31, 1997.

                               CALI REALTY CORPORATION

                                      Form 10-Q

                                        INDEX


Part I    Financial Information

          Item 1. Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1997
                    and December 31, 1996.................................

                  Consolidated Statements of Operations for the three and
                    nine month periods ended September 30, 1997 and 1996..

                  Consolidated Statement of Stockholders' Equity for the
                    nine months ended September 30, 1997..................

                  Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 1997 and 1996..............

                  Notes to Consolidated Financial Statements..............


          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................


Part II   Other Information and Signatures

          Item 6. Exhibits................................................

                  Signatures..............................................

                               CALI REALTY CORPORATION

                            Part I - Financial Information


Item I:       Financial Statements

              The accompanying unaudited consolidated balance sheets, statements of operations, of stockholders' equity, and of cash flows and related notes, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

              The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

              The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                    September 30,   December 31,
ASSETS                                                  1997            1996
Rental property                                     -------------   ------------
    Land                                             $  141,604       $  98,127
    Buildings and improvements                        1,258,895         718,466
    Tenant improvements                                  41,490          35,626
    Furniture, fixtures and equipment                     2,101           1,133
--------------------------------------------------------------------------------
                                                      1,444,090         853,352
Less - accumulated depreciation and amortization        (92,549)        (68,610)
--------------------------------------------------------------------------------
    Total rental property                             1,351,541         784,742

Cash and cash equivalents (includes $201,269 in
    Overnight Investments at December 31, 1996)           3,409         204,807
Unbilled rents receivable                                25,617          19,705
Deferred charges and other assets, net of
    accumulated amortization                             18,571          11,840
Restricted cash                                           5,154           3,160
Accounts receivable, net of allowance for doubtful
    accounts of $505 and $189                             5,637           2,074
Mortgage note receivable                                  7,250              --
--------------------------------------------------------------------------------
Total assets                                         $1,417,179      $1,026,328
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgages and loans payable                          $  593,058      $  268,010
Dividends and distributions payable                      20,377          17,554
Accounts payable and accrued expenses                    15,578           5,068
Rents received in advance and security deposits          17,088           6,025
Accrued interest payable                                  2,081           1,328
--------------------------------------------------------------------------------
    Total liabilities                                   648,182         297,985
--------------------------------------------------------------------------------

Minority interest of unitholders in Operating
    Partnership                                          70,479          26,964
--------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 190,000,000 shares authorized,
    36,662,322 and 36,318,937 shares outstanding            366             363
Additional paid-in capital                              723,617         714,052
Distributions in excess of net earnings                 (15,560)        (13,036)
Unamortized stock compensation                           (9,905)             --
--------------------------------------------------------------------------------
    Total stockholders' equity                          698,518         701,379
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity           $1,417,179      $1,026,328
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                Three Months Ended       Nine Months Ended
                                                                   September 30,           September 30,

                                                                1997          1996       1997         1996
                                                                ----          ----       ----         ----
REVENUES
--------
Base rents                                                    $ 52,148     $ 18,438    $ 145,328    $ 51,713
Escalations and recoveries from tenants                          8,185        3,414       22,464       9,646
Parking and other                                                1,648          538        5,245       1,453
Interest income                                                    628          128        2,268         282
------------------------------------------------------------------------------------------------------------
Total revenues                                                  62,609       22,518      175,305      63,094
------------------------------------------------------------------------------------------------------------

EXPENSES
--------
Real estate taxes                                                6,584        2,188       18,513       6,342
Utilities                                                        5,061        2,222       13,001       5,965
Operating services                                               7,283        2,625       21,056       7,952
General and administrative                                       3,675        1,371       10,601       3,427
Depreciation and amortization                                    9,339        3,469       25,631       9,850
Interest expense                                                10,694        2,999       28,398       9,093
------------------------------------------------------------------------------------------------------------
Total expenses                                                  42,636       14,874      117,200      42,629
------------------------------------------------------------------------------------------------------------
Income before gain on sale of rental property,
    minority interest and extraordinary items                   19,973        7,644       58,105      20,465
Gain on sale of rental property                                     --           --           --       5,658
------------------------------------------------------------------------------------------------------------
Income before minority interest
    and extraordinary items                                     19,973        7,644       58,105      26,123
Minority interest                                                2,015        1,045        5,663       3,866
------------------------------------------------------------------------------------------------------------
Income before extraordinary items                               17,958        6,599       52,442      22,257
Extraordinary items-loss on early retirement of debt
    (net of minority interest's share
     of $402 in 1997 and $86 in 1996)                            3,583           --        3,583        475
------------------------------------------------------------------------------------------------------------

Net income                                                   $  14,375     $  6,599     $ 48,859    $ 21,782
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

Net income per common share:
----------------------------
Income before extraordinary items                            $    0.49     $   0.39     $   1.44    $   1.41
Extraordinary items-loss on early retirement of debt             (0.10)          --        (0.10)       (.03)
------------------------------------------------------------------------------------------------------------

Net income                                                   $    0.39     $   0.39     $   1.34    $   1.38
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------

Dividends declared per common share                          $    0.50     $   0.45     $   1.40    $   1.30
------------------------------------------------------------------------------------------------------------

Weighted average common shares outstanding                      36,457       17,045       36,469      15,803
------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (in thousands)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                          Retained
                                                                          Earnings
                                                       Additional      (Distributions        Unamortized        Total
                                   Common Stock         Paid-in         in Excess of            Stock        Stockholders'
                                 Shares  Par Value       Capital        Net Earnings)       Compensation        Equity
                                 ------  ---------     ----------       --------------       ------------     -------------


BALANCE AT JANUARY 1, 1997       36,319    $  363      $ 714,052           $(13,036)               --           $ 701,379
Net income                           --        --             --             48,859                --              48,859
Dividends                            --        --             --            (51,383)               --             (51,383)
Issuance of Stock Award Rights
   and Stock Purchase Rights        351         4         11,514                 --          $(11,518)                 --
Amortization of Stock Compensation   --        --             --                 --             1,613               1,613
Repurchase of Common Stock         (152)       (2)        (4,678)                --                --              (4,680)
Conversion of Units to
   shares of Common Stock             1        --             17                 --                --                  17
Proceeds from exercise of
   stock options                    143         1          2,712                 --                --               2,713
---------------------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 1997    36,662    $  366      $ 723,617           $(15,560)          $(9,905)          $ 698,518
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                       Nine Months Ended
                                                                         September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                  1997             1996
------------------------------------                                --------        ----------
Net income                                                         $   48,859      $   21,782
Adjustments to reconcile net income to net cash
  flows provided by operating activities:
    Depreciation and amortization                                      25,631           9,850
    Minority interest                                                   5,663           3,866
    Amortization of Stock Compensation                                  1,613              --
    Gain on sale of rental property                                        --          (5,658)
    Extraordinary items-loss on early retirement of debt, net           3,583             475
Changes in operating assets and liabilities:
    Increase in unbilled rents receivable                              (5,912)           (233)
    Increase in deferred charges and other assets, net                (10,491)         (2,762)
    Increase in accounts receivable, net                               (3,563)            (31)
    Increase in accounts payable and
       accrued expenses                                                10,510             247
    Increase in rents received in advance and
       security deposits                                                6,306             705
    Increase (decrease)  in accrued interest payable                      753            (280)
---------------------------------------------------------------------------------------------
   Net cash provided by operating activities                       $   82,952      $   27,961
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to rental property                                       $ (357,043)     $  (60,836)
Issuance of mortgage note receivable                                  (11,600)             --
Proceeds from sale of rental property                                      --          10,324
Decrease in restricted cash                                             2,763             579
---------------------------------------------------------------------------------------------
   Net cash used in investing activities                           $ (365,880)     $  (49,933)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgages and loans payable                          $  410,080      $  125,900
Repayments of mortgages and loans payable                            (270,693)       (148,508)
Debt prepayment premiums and other costs                               (1,812)           (312)
Proceeds from Common Stock offering                                        --          76,830
Proceeds from exercise of stock options                                 2,713             260
Repurchase of Common Stock                                             (4,680)             --
Payment of dividends and distributions                                (54,078)        (22,814)
---------------------------------------------------------------------------------------------
   Net cash provided by financing activities                       $   81,530      $   31,356
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents               $ (201,398)     $    9,384
Cash and cash equivalents, beginning of period                        204,807             967
---------------------------------------------------------------------------------------------
   Cash and cash equivalents, end of period                        $    3,409        $ 10,351
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


1.  ORGANIZATION, ACQUISITIONS/TRANSACTIONS AND BASIS OF PRESENTATION

Organization
Cali Realty Corporation and subsidiaries (the "Company"), a Maryland corporation, is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of September 30, 1997, the Company owned and operated 132 properties (the "Properties") aggregating 12.2 million square feet, consisting of 120 office and office/flex buildings totaling approximately 11.8 million square feet, six industrial/warehouse buildings totaling approximately 400,000 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Properties are located in New Jersey, New York, Pennsylvania and Connecticut.

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

Acquisitions/Transactions
From 1994 through 1996, following the Company's IPO, the Company acquired 44 office and office/flex properties totaling 4.9 million square feet for approximately $610,000. The acquired properties are all located in New Jersey, New York and Pennsylvania.

On January 28, 1997, the Company acquired 1345 Campus Parkway ("1345 Campus"), a 76,300 square foot office/flex property, located in Wall Township, Monmouth County, New Jersey, for approximately $6,800 in cash, made available from the Company's cash reserves. The property is located in the same office park in which the Company previously acquired two office properties and four office/flex properties in November 1995.

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

As part of the RM Transaction, Brad W. Berger, formerly President and Chief Executive Officer of RM, and Timothy M. Jones, formerly Chief Operating Officer of RM, joined the Company as Executive Vice Presidents under three-year employment agreements. The agreements provided, among other things, that both Berger and Jones be issued warrants to purchase 170,000 shares of the Company's common stock at a price of $33 per share, which vest equally over a three-year period and expire on January 31, 2007.

On May 8, 1997, the Company acquired four buildings in the Westlakes Office
Park ("Westlakes"), a suburban office complex located in Berwyn, Chester County, Pennsylvania, totaling approximately 444,000 square feet. The properties were acquired for approximately $74,700, which was made available primarily from drawing on one of the Company's credit facilities.

On July 21, 1997, the Company acquired two vacant office buildings in the Moorestown Corporate Center, a suburban office complex located in Moorestown, Burlington County, New Jersey. The properties, each consisting of 74,000 square feet, were acquired for approximately $10,200, which was made available from drawing on one of the Company's credit facilities.

On August 1, 1997, the Company acquired 1000 Bridgeport Avenue ("Shelton Place"), a 133,000 square-foot office building located in Shelton, Fairfield County, Connecticut. The property was acquired for approximately $15,787, which was made available from drawing on one of the Company's credit facilities.

On August 15, 1997, the Company acquired one of the Option Properties, 200 Corporate Boulevard South ("200 Corporate"), an 84,000 square-foot office/flex building located in Yonkers, Westchester County, New York. The property was acquired for approximately $8,078 through the exercise of a purchase option obtained in connection with the RM Transaction. The acquisition cost, net of the mortgage prepayment described below, was financed from the Company's cash reserves.

In conjunction with the acquisition of 200 Corporate, the sellers of the property, certain RM principals, prepaid $4,350 of the $11,600 Mortgage Note Receivable between the Company and such RM principals (See Note 5).

On September 3, 1997, the Company acquired Three Independence Way ("Three Independence"), a 111,300 square foot suburban office property located in South Brunswick, Middlesex County, New Jersey, for approximately $13,400. The funds were made available from drawing on one of the Company's credit facilities.

As of October 31, 1997, the Company's portfolio consists of 132 properties aggregating approximately 12.2 million square feet, consisting primarily of office, office/flex and industrial/warehouse buildings, located in New Jersey, New York, Pennsylvania and Connecticut.

On September 18, 1997, the Company entered into a Contribution and Exchange Agreement (the "Agreement") with certain contributing partnerships and other entities affiliated with The Mack Company and Patriot American Office Group (collectively, "The Mack Group"). The Agreement, as amended, provides for, among other things, the Company to acquire 54 office properties, aggregating approximately 9.2 million square feet, (the "Mack Properties") for a total cost of approximately $1,200,000. According to terms of the Agreement, the cost of the transaction (the "Mack Transaction") will be financed through:
(i) the assumption of an aggregate of $299,737 in mortgage financing
(the "Mack Assumed Debt"); (ii) approximately $469,000 in cash, (using excess proceeds from its October 1997 common stock offering, see Note 11, as well as drawing on the Company's revolving credit facilities); (iii) the issuance of 3,972,318 common units ("Common Units") in the Operating Partnership; (iv) the issuance of 250,256 preferred units ("Preferred Units") in the Operating Partnership convertible into Common Units; and (v) the issuance of two million warrants ("Warrants") to purchase Common Units. A portion of the Common Units may be contingent, non-participating, Common Units, (the "Contingent Units"), which will convert, in whole or in part, into ordinary Common Units upon the satisfaction within two years from the consummation of the transactions contemplated by the Agreement of certain conditions relating to the Mack Properties. Until such conversion, such Contingent Units shall not be entitled to any economic, voting or other rights associated with the participating Common Units.

Following completion of the Mack Transaction, the Company's portfolio will consist of 186 properties, primarily office and office/flex buildings, aggregating approximately 21.5 million square feet, located in ten states.

Pursuant to the Agreement, the Cali Realty Corporation name will be changed, subject to shareholder approval, to Mack-Cali Realty Corporation, and the name of the Operating Partnership will be changed from Cali Realty, L.P. to Mack-Cali Realty, L.P. If shareholder approval is not obtained, the Company will operate under its new name pursuant to a fictitious name certificate, and continue to obtain shareholder approval in the future.

With the completion of the Transaction, the composition of the Company's 13-member Board of Directors will also change. The Mack Group will be permitted to name three designees to the Board, who will be: William Mack, currently Senior Managing Partner of the Mack Company, Mitchell Hersh, currently Partner and Chief Operating Officer of the Mack Company, and Earle Mack, all of whom will be considered "inside" members of the Board because of their relationship with the Company's management. The other inside members of the Board will be John J. Cali, who will remain as Chairman of the Board, Thomas A. Rizk, and Robert Weinberg. The remaining seven independent directors will include three current independent Board members: Brendan Byrne, Irvin Reid and Alan Philibosian; with four new independent members to be selected by Mack and reasonably approved by the Company. It is anticipated that these four new independent members will be Paul A. Nussbaum, Vincent Tese, Jeffrey B. Lane and Martin D. Gruss.

In accordance with the Agreement, Thomas A. Rizk will remain Chief Executive Officer and will resign as President of the Company, with Mitchell Hersh being appointed President and Chief Operating Officer. The Company's other existing officers will retain their current positions and responsibilities, except that Brant Cali will resign as Chief Operating Officer and John R. Cali will resign as Chief Administrative Officer. Brant Cali and John R. Cali will remain as officers of the Company as Executive Vice Presidents.

Additionally, the Agreement calls for the Company to enter into non-competition agreements with each of William, Earle, David and Frederic Mack, which will restrict the business dealings of such individuals relative to their involvement in commercial real estate activities to those specified in the Agreement. The agreements are to have a term of the later of (a) three years from the completion of the Mack Transaction, or (b) the occurrence of specified circumstances including, but not limited to, the removal of William, Earle, David or Frederic Mack, respectively, from the Company's Board of Directors and a decrease in certain ownership levels.

On or before December 12, 1997, the Company may terminate the Agreement for any reason. During the period beginning October 28, 1997 through December 12, 1997, the Mack Group may terminate the Agreement under certain situations and conditions relative to material adverse changes in the activities and stock price of the Company during that period.

The completion of the Mack Transaction is subject to certain conditions, including approval by the Company's stockholders. There can be no assurance that the Mack Transaction will be consummated or that the Agreement will not be modified or amended. Subject to the foregoing, the Company expects the Mack Transaction to be completed in or about December 1997.

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

         Buildings and improvements       5 to 40 years
         -----------------------------------------------------------------------
         Tenant improvements              The shorter of the term of the related
                                            lease or useful life
         -----------------------------------------------------------------------
         Furniture, fixtures and equipment 5 to 10 years
         -----------------------------------------------------------------------

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

Deferred
Financing Costs    Costs incurred in obtaining financing are
                   capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.
                   Amortization of such costs are recorded in interest expense and were $171 and $278 for the three month periods ended September 30, 1997 and 1996, respectively, and $723 and $805 for the nine month periods ended September 30, 1997 and 1996, respectively.

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

Interest Rate
Swap Agreements    The Company enters into interest rate swap
                   agreements which are designated as a means of managing interest rate exposure on its variable rate debt. The differential paid or received under these agreements is recognized in interest expense.

Earnings
Per Share     Net income per common share is computed in accordance with APB
              Opinion No.15, "Earnings per Share," and uses the weighted average common shares outstanding during the period. The weighted average shares outstanding during the three month periods ended September 30, 1997 and 1996 were 36,457,234 and 17,045,063, respectively, and for the nine month periods ended
              September 30, 1997 and 1996 were 36,468,974 and 15,802,573, respectively.

Dividends and
Distributions
Payable The dividends and distributions payable at September 30, 1997 represents dividends payable to shareholders of record on October 3, 1997 (36,664,322 shares) and distributions payable to minority interest unitholders (4,090,170 Units) on that same date. The third quarter dividends and distributions of $0.50 per share and per Unit were approved by the Board of Directors on September 15, 1997 and were paid on October 17, 1997.

Extraordinary
Items Extraordinary items represent the effect resulting from the early settlement of certain debt obligations, net of write-off's of related deferred financing costs, prepayment penalties, yield maintenance payments and other related items.

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

Reclassifications  Certain reclassifications have been made to prior period balances in order to conform with current period presentation.

3.  DEFERRED CHARGES AND OTHER ASSETS
                                                  September 30,     December 31,
                                                      1997             1996
                                                      ----             ----

   Deferred leasing costs                           $ 17,611         $  14,031
   Deferred financing costs                            3,559             5,390
--------------------------------------------------------------------------------
                                                      21,170            19,421
   Accumulated amortization                           (8,667)           (8,994)
--------------------------------------------------------------------------------

   Deferred charges, net                              12,503            10,427
   Prepaid expenses and other assets                   6,068             1,413
--------------------------------------------------------------------------------
   Total deferred charges and other assets, net      $18,571         $  11,840
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

4.  RESTRICTED CASH

Restricted cash includes security deposits for all of the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:
                                                  September 30,     December 31,
                                                      1997             1996
                                                      ----             ----

   Escrow and other reserve funds                         --         $  2,814
   Security deposits                                $  5,154              346
--------------------------------------------------------------------------------
   Total restricted cash                            $  5,154         $  3,160
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

In conjunction with the acquisition of 200 Corporate, one of the Option Properties, on August 15, 1997, the sellers of the property, certain RM principals, prepaid $4,350 of the Mortgage Note Receivable, leaving a remaining principal balance of $7,250. The Company also received a prepayment fee of $163.

6.  MORTGAGES AND LOANS PAYABLE
                                                  September 30,     December 31,
                                                      1997             1996
                                                      ----             ----

   TIAA Mortgage                                   $ 185,283               --
   Harborside Mortgages                              150,000        $ 150,000
   Mortgage Financing                                     --           64,508
   Fair Lawn Mortgage                                 18,140           18,445
   First Prudential Facility                              --            6,000
   Bank Facility                                          --           23,805
   Unsecured Facility                                230,000               --
   Second Prudential Facility                          4,005               --
   Contingent Obligation                               5,630            5,252
--------------------------------------------------------------------------------
         Total mortgages and loans payable         $ 593,058         $268,010
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Harborside Mortgages
In connection with the acquisition of Harborside Financial Center ("Harborside"), on November 4, 1996, the Company assumed existing mortgage debt and was provided seller-financed mortgage debt aggregating
$150,000.   The existing financing, with a principal balance of $105,465 at September 30, 1997, bears interest at a fixed rate of 7.32 percent for a term of approximately nine years. The seller-provided financing, with a principal balance of $44,535 at September 30, 1997, also has a term of nine years and initially bears interest at a rate of 6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity.

Mortgage Financing
Concurrent with the IPO, the Company's initial operating subsidiaries, which own the Company's remaining initial 11 office properties and the initial multi-family residential property, (collectively the "Initial Properties"), issued five-year mortgage notes with an aggregate principal balance of $144,500 secured and cross-collateralized by the Initial Properties to an affiliate ("PSI") of Prudential Securities Inc. PSI then issued commercial mortgage pay-through bonds ("Bonds") collateralized by the mortgage notes. Bonds with an aggregate principal balance of $70,000 were purchased by unrelated third parties. Bonds with an aggregate principal balance of $74,500 were purchased by the Company. As a result, the Company's initial mortgage financing was $70,000 (the "Mortgage Financing"). Approximately $38,000 of the $70,000 was guaranteed under certain conditions by certain partners of the Cali Group partnerships which owned the Initial Properties. The Mortgage Financing required monthly payments of interest only, with all principal and any accrued but unpaid interest due in August 1999. $46,000 of the $70,000 Mortgage Financing bore interest at a net cost to the Company equal to a fixed rate of 8.02 percent per annum and the remaining $24,000 bore interest at a net cost to the Company equal to a floating rate of 100 basis points over one-month LIBOR (5.65625 percent at September 30, 1997) with a lifetime interest rate cap of 11.6 percent. Pursuant to the terms of the Mortgage Financing, the Company was required to escrow $143 per month for tenant improvements and leasing commissions and $53 per month for capital improvements. On March 12, 1996, the Company prepaid $5,492 ($1,687 -- fixed rate debt, $3,805 -- floating rate debt) of the Mortgage Financing, resulting in outstanding balances of $44,313 for the 8.02 percent fixed rate debt and $20,195 for the floating rate debt. On August 12, 1997, the Company prepaid in full the remaining balance and retired the Mortgage Financing from funds made available primarily from drawing on the Unsecured Facility (see below). On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Mortgage Financing, an extraordinary loss of $3,583, net of minority interest's share of the loss ($402) was recorded for the three and nine months ended September 30, 1997.

Fair Lawn Mortgage
In connection with the acquisition of an office building in Fair Lawn, New Jersey on March 3, 1995, the Company assumed an $18,764 non-recourse mortgage loan ("Fair Lawn Mortgage") collateralized by the property, bearing interest at a fixed rate of 8.25 percent per annum. The loan required payment of interest only through March 15, 1996 and requires payment of principal and interest thereafter, on a 20-year amortization schedule, with the remaining principal balance due October 1, 2003. For the nine months ended September 30, 1997, the Company paid $305 for amortization of principal on the Fair Lawn Mortgage.

First Prudential Facility
The Company has a $70,000 revolving credit facility (the "First Prudential Facility") with Prudential Securities Credit Corp. ("PSC"), which may be used to fund acquisitions and new development projects and for general working capital purposes, including capital expenditures and tenant improvements. In connection with the Mortgage Financing, the Company obtained a $6,005 letter of credit (the "Letter of Credit"), secured by the First Prudential Facility, to meet certain tenant improvement and capital expenditure reserve requirements. The First Prudential Facility bore interest at a floating rate equal to 150 basis points over one-month LIBOR for January 1, 1996 through August 31, 1996. Effective September 1, 1996, the interest rate was reduced to a floating rate equal to 125 basis points over one-month LIBOR. The First Prudential Facility was a recourse liability of the Operating Partnership and was secured by a pledge of the $74,500 Bonds held by the Company. In conjunction with obtaining the Unsecured Facility (see below), the Company repaid in full and terminated the First Prudential Facility on August 7, 1997. Additionally, the Letter of Credit was canceled in conjunction with prepayment of the Mortgage Financing on August 12, 1997.

Bank Facility
On February 1, 1996, the Company obtained a credit facility (the "Bank Facility") secured by certain of its properties in the amount of $75,000 from two participating banks. The Bank Facility had a three-year term and bore interest at 150 basis points over one-month LIBOR. The terms of the Bank Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Bank Facility also required a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. In conjunction with obtaining the Unsecured Facility (see below), the Company repaid in full and terminated the Bank Facility on August 7, 1997.

Second Prudential Facility
On November 4, 1996, the Company obtained a revolving credit facility ("Second Prudential Facility") from PSC totaling $80,000 which bears interest at 125 basis points over one-month LIBOR, and matures on January 15, 1998. The Second Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Second Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. Additionally, on August 12, 1997, the Second Prudential Facility was amended increasing the total commitment from $80,000 to $100,000 and extending the maturity date to August 31, 1998. On October 10, 1997, the Company repaid the $4,005 remaining outstanding balance under the Second Prudential Facility from the Company's cash reserves.

Unsecured Facility
On August 6, 1997, the Company obtained an unsecured revolving credit facility (the "Unsecured Facility") in the amount of $400,000 from a group of 13 lender banks. The Unsecured Facility has a three-year term and currently bears interest at 125 basis points over one-month LIBOR. Based upon the Company's achievement of an investment grade long-term unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

The terms of the Unsecured Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The Unsecured Facility also requires a fee on the unused balance payable quarterly in arrears, at a rate ranging from one-eighth of one percent to one-quarter of one percent of such balance, depending on the level of borrowings outstanding in relation to the total facility commitment.

The lending group for the Unsecured Facility includes: Fleet National Bank, The Chase Manhattan Bank, and Bankers Trust Company, as agents; PNC Bank, N.A., Bank of America National Trust and Savings Association, Commerzbank, and First National Bank of Chicago, as co-agents; and Keybank, Summit Bank, Crestar Bank, Mellon Bank, N.A., Signet Bank, and Kredeitbank NV.

In conjunction with the Company obtaining the Unsecured Facility, the Company drew funds on the new facility to repay in full and terminate both the First Prudential Facility and the Bank Facility. On October 15, 1997, the Company repaid $160,000 of the outstanding balance on the Unsecured Facility in proceeds received from the Company's common stock offering completed on such date (See Note 11).

Contingent Obligation

As part of the Harborside acquisition, the Company agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. For the nine months ended September 30, 1997, interest imputed on the Contingent Obligation was capitalized, thereby increasing the balance of the Contingent Obligation to $5,630 as of September 30, 1997.

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

Cash Paid for Interest

Cash paid for interest for the nine month periods ended September 30, 1997 and 1996 was $26,922 and $8,665, respectively.

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

On January 31, 1997, 1,401,225 Units were issued in connection with the RM Transaction. As of September 30, 1997 and December 31, 1996, the minority interest unitholders owned 10.0 and 6.9 percent of the Operating Partnership, respectively.

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

Harborside Financial Center Property

Pursuant to a separate agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Company as part of the acquisition of the property on November 4, 1996, the Company is required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, are for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $148,712.

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

On July 29, 1996, the Company filed a shelf registration statement with the SEC for an aggregate amount of $500,000 in equity securities of the Company. The registration statement was declared effective by the SEC on August 2, 1996.

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

Pursuant to the Company's $500,000 shelf registration statement, on November 22, 1996, the Company completed an underwritten public offer and sale of 17,537,500 shares of its common stock using several different underwriters to underwrite such public offer and sale (which included an exercise of the underwriters' over-allotment option of 2,287,500 shares). The Company received approximately $441,215 in net proceeds (after offering costs) from the offering, and used such funds to effect certain of the Company's property acquisitions in November and December 1996, pay down outstanding borrowings on its revolving credit facilities, and investing the excess funds in Overnight Investments.

On December 31, 1996, the Company filed a shelf registration statement with the SEC for an aggregate amount of $1,000,000 in equity securities of the Company. The registration statement was declared effective by the SEC on January 7, 1997.

On May 15, 1997, the stockholders approved an increase in the authorized shares of common stock in the Company from 95,000,000 to 190,000,000.

Pursuant to the Company's $1,000,000 shelf registration statement, on October 15, 1997, the Company completed an underwritten public offer and sale of 13,000,000 shares of its common stock using several different underwriters to underwrite such public offer and sale. The Company received approximately $489,000 in net proceeds (after offering costs) from the offering. The Company used $160,000 of such proceeds to repay outstanding borrowings on its Unsecured Facility and anticipates using the remainder of the proceeds to fund a portion of the purchase price of the Mack Transaction, for other potential acquisitions, and for general corporate purposes.

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

Information regarding the Company's stock option plans is summarized below:

                                                          Employee    Director
         Shares under option:                               Plan        Plan
         ----------------------------------------         --------    --------
         Granted on August 31, 1994 at
           $15.25-$17.25 per share                         600,000      25,000
         ---------------------------------------------------------------------
         Outstanding at December 31, 1994
           $15.25 - $17.25 per share                       600,000      25,000
         Granted at $17.25-$19.875 per share               220,200      10,000
         Less - Lapsed or canceled                          (3,588)       --
         ---------------------------------------------------------------------
         Outstanding at December 31, 1995
           $15.25 - $19.875 per share                      816,612      35,000
         Granted at $21.50-$26.25 per share                795,700      14,000
         Less - Lapsed or canceled                          (7,164)       --
         Exercised at $17.25 per share                    (116,041)    (10,000)
         ---------------------------------------------------------------------
         Outstanding at December 31, 1996
           $15.25 - $26.25 per share                     1,489,107      39,000
         Granted at $33.00 per share                          --         5,000
         Granted at $33.875 per share                         --         5,000
         Granted at $30.75 per share                       171,460        --
         Granted at $30.25 per share                       148,000        --
         Granted at $37.0625 per share                     170,720        --
         Less - Lapsed or canceled                         (27,553)       --
         Exercised at $17.25 - $25.25 per share           (143,315)       --
         ---------------------------------------------------------------------
         Outstanding at September 30, 1997
           $15.25 - $33.875 per share                    1,808,419      49,000
         ---------------------------------------------------------------------
         ---------------------------------------------------------------------
         Exercisable at September 30, 1997                 641,254      39,000
         ---------------------------------------------------------------------
         Available for grant at December 31, 1996          175,040      51,000
         Available for grant at September 30, 1997         712,413     141,000
         ---------------------------------------------------------------------

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

The value of the Stock Award Rights at September 30, 1997, net of amounts recognized as compensation expense, is recorded as unamortized stock compensation and shown as a separate component of stockholders' equity. Unamortized stock compensation for the Stock Award Rights is amortized to expense as certain performance objectives are reached.

Additionally, the balance of the loans related to the Stock Purchase Rights at the grant date, net of amounts recognized as compensation expense, is recorded as unamortized stock compensation and shown as a separate component of stockholders' equity. Unamortized stock compensation is amortized to expense ratably over the five-year vesting period.

Included in general and administrative expense for the three and nine month periods ended September 30, 1997 is $778 and $2,257, respectively, relating to the Stock Award Rights and Stock Purchase Rights.

12. IMPACT OF RECENTLY - ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("FASB No. 128") which will be effective for periods ending after December 15, 1997. Earlier application is not permitted. FASB No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for all companies with complex capital structures even where the effect of such dilution is not material. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company will adopt FASB No. 128 in its December 31, 1997 financial statements and will restate all prior period EPS information. The Company will continue to account for EPS under APB No. 15 until that time.

The following pro forma information presents the Company's results for the periods indicated in accordance with FASB No. 128.

For the three month period ended September 30, 1997:

                                                   Pro Forma        Pro Forma
                                                   Basic EPS       Diluted EPS
                                                 -------------     -----------
Net income (in $000's)                           $      14,375     $    14,375
 Add: Net income attributable
      to potentially dilutive securities                --                1,613
                                                 -------------     -----------
                                                 $      14,375     $    15,988
                                                 -------------     -----------
                                                 -------------     -----------

Weighted average shares                             36,457,234      41,183,798
                                                 -------------     -----------

Per Share                                        $        0.39     $      0.39
                                                 -------------     -----------
                                                 -------------     -----------

The following schedule reconciles the shares used in the pro forma basic EPS calculation to the shares used in the pro forma diluted EPS calculation.

        Pro Forma Basic EPS Shares:                    36,457,234
           Add: Stock Options                             636,394
           Add: Operating Partnership Units             4,090,170
                                                       ----------
        Pro Forma Diluted EPS Shares:                  41,183,798
                                                       ----------
                                                       ----------

For the nine month period ended September 30, 1997:

                                                      Pro Forma      Pro Forma
                                                      Basic EPS     Diluted EPS
                                                     -----------    -----------
Net income (in $000's)                               $    48,859    $    48,859
 Add: Net income attributable to potentially
      dilutive securities                                   --            5,261
                                                     -----------    -----------
                                                     $   48,859     $    54,120
                                                     -----------    -----------
                                                     -----------    -----------

Weighted average shares                               36,468,974     41,068,405
                                                     -----------    -----------

Per Share                                            $      1.34    $      1.32
                                                     -----------    -----------
                                                     -----------    -----------

The following schedule reconciles the shares used in the pro forma basic EPS calculation to the shares used in the pro forma diluted EPS calculation.

               Pro Forma Basic EPS Shares:              36,468,974
                 Add: Stock Options                        662,722
                 Add: Operating Partnership Units        3,936,709
                                                        ----------
               Pro Forma Diluted EPS Shares:            41,068,405
                                                        ----------
                                                        ----------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FASB No. 130"), which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that they currently do not have items that would require presentation in a separate statement of comprehensive income.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FASB No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997.

13. PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information for the three and nine month periods ended September 30, 1997 and 1996 are presented as if the acquisitions and common stock offerings in 1996, the January 1997 RM Transaction, and the 1997 acquisitions of 1345 Campus, Westlakes, Shelton Place, 200 Corporate and Three Independence Way had all occurred on January 1, 1996. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor do they represent the results of operations of future periods.

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                      1997      1996         1997        1996

Revenues                            $63,226   $57,234      $187,423    $176,319

Operating and other expenses         19,122    18,536        56,676      55,213
General and administrative            3,687     3,602        11,344       9,596
Depreciation and amortization         9,436     9,054        27,601      26,505
Interest expense                      9,772     9,841        29,534      29,508
                                    -------   -------      --------    --------
Income before minority interest      21,209    16,201        62,268      55,497
Minority interest                     2,140     1,649         6,280       5,661
                                    -------   -------      --------    --------

Net income                          $19,069   $14,552      $ 55,988    $ 49,836
                                    -------   -------      --------    --------
                                    -------   -------      --------    --------

Net income per common share         $  0.52   $  0.40      $   1.54    $   1.38
                                    -------   -------      --------    --------

                    CALI REALTY CORPORATION AND SUBSIDIARIES

                                    Item 2:

     M A N A G E M E N T' S   D I S C U S S I O N   A N D   A N A L Y S I S
              O F   F I N A N C I A L   C O N D I T I O N   A N D
                     R E S U L T S   O F  O P E R A T I O N S

The following discussion should be read in conjunction with the Consolidated Financial Statements of Cali Realty Corporation and the notes thereto.

The following comparisons for the three and nine month periods ended September 30, 1997 ("1997"), as compared to the three and nine month periods ended September 30, 1996 ("1996") make reference to the following: (i) the effect of the "Pre-Acquisition Properties," which represents all properties owned by the Company at June 30, 1996 (for the three-month period comparisons), and which represents all properties owned by the Company at December 31, 1995 (for the nine-month period comparisons), (ii) the effect of the "Acquired Properties," which represents all properties acquired by the Company from July 1, 1996 through September 30, 1997, excluding RM (for the three-month period comparisons), and represents all properties acquired by the Company from January 1, 1996 through September 30, 1997, excluding RM (for the nine-month period comparisons), (iii) the effect of the "Disposition," which refers to the Company's sale of its Essex Road property on March 20, 1996, and (iv) the effect of the acquisition of the RM Properties on January 31, 1997.

                 Three Months Ended September 30, 1997 Compared to
                      Three Months Ended September 30, 1996

Total revenues increased $40.1 million, or 178.0 percent, for the three months ended September 30, 1997 over the same period in 1996. Base rents increased $33.7 million, or 182.8 percent, of which an increase of $17.7 million, or 95.9 percent, was attributable to the Acquired Properties, an increase of $15.9 million, or 86.6 percent, due to the RM Properties, and an increase of $0.1 million, or 0.3 percent, due to occupancy changes at the Pre-Acquisition Properties. Escalations and recoveries increased $4.8 million, or 139.7 percent, of which an increase of $3.2 million, or 92.6 percent, was attributable to the Acquired Properties, an increase of $1.3 million, or 38.0 percent, due to the RM Properties, and an increase of $0.3 million, or 9.1 percent, due to occupancy changes at the Pre-Acquisition Properties.

Total expenses for the three months ended September 30, 1997 increased $27.8 million, or 186.6 percent, as compared to the same period in 1996. Real estate taxes increased $4.4 million, or 200.9 percent, for 1997 over 1996, of which an increase of $1.8 million, or 82.9 percent, was attributable to the Acquired Properties, an increase of $2.5 million, or 111.7 percent, due to the RM Properties, and an increase of $0.1 million, or 6.3 percent, attributable to the Pre-Acquisition Properties. Additionally, operating services increased $4.7 million, or 177.4 percent, and utilities increased $2.8 million, or 127.8 percent, for 1997 over 1996. The aggregate increase in operating services and utilities of $7.5 million, or 154.7 percent, consists of $4.0 million, or 81.7 percent, attributable to the Acquired Properties, an increase of $3.6 million, or 75.2 percent, due to the RM Properties, offset by a decrease of $0.1 million, or 2.2 percent, attributable to the Pre-Acquisition Properties. General and administrative expense increased $2.3 million, or 168.1 percent, of which $0.7 million, or
49.5 percent, is attributable to additional costs related to the RM Properties and $1.6 million, or 118.6 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion in late 1996 and early 1997. Depreciation and amortization increased $5.9 million, or 169.2 percent, for 1997 over 1996, of which $2.9 million, or 84.2 percent, relates to depreciation on the Acquired Properties, an increase of $2.8 million, or 79.9 percent, attributable to the RM Properties, and an increase of $0.2 million, or 5.1 percent, due to the Pre-Acquisition Properties. Interest expense increased $7.7 million, or 256.6 percent, for 1997 over 1996, of which $3.3 million, or 110.9 percent, was attributable to the TIAA Mortgage, $2.7 million, or 90.9 percent, due to the Harborside Mortgages, and an increase of $3.7 million, or 121.5 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions, as well as changes in LIBOR, offset by a decrease of $2.0 million, or 66.7 percent, due to the August 1997 prepayment of the Mortgage Financing.

Income before gain on sale of rental property, minority interest, and extraordinary items increased to $20.0 million in 1997 from $7.7 million in 1996. The increase of $12.3 million was due to the factors discussed above.

Net income increased $7.8 million for the three months ended September 30, 1997 from $6.6 million in 1996 to $14.4 million in 1997, as a result of the increase in income before gain on sale of rental property, minority interest and extraordinary items of $12.3 million, offset by the recognition in 1997 of an extraordinary loss of $3.6 million (net of minority interest), and an increase in minority interest of $0.9 million in 1997 from 1996.

                 Nine Months Ended September 30, 1997 Compared to
                       Nine Months Ended September 30, 1996

Total revenues increased $112.2 million, or 177.8 percent, for the nine months ended September 30, 1997 over the same period in 1996. Base rents increased $93.6 million, or 181.0 percent, of which an increase of $50.5 million, or 97.6 percent, was attributable to the Acquired Properties, an increase of $42.3 million, or 81.9 percent, due to the RM Properties, and an increase of $1.1 million, or 2.0 percent, due to occupancy changes at the Pre-Acquisition Properties, offset by a decrease of $0.3 million or 0.5 percent, as a result of the Disposition. Escalations and recoveries increased $12.8 million, or 132.9 percent, of which an increase of $9.0 million, or
93.5 percent, was attributable to the Acquired Properties, an increase of $3.4 million, or 35.2 percent, due to the RM Properties, and an increase of $0.4 million, or 4.2 percent, due to occupancy changes at the Pre-Acquisition Properties.

Total expenses for the nine months ended September 30, 1997 increased $74.6 million, or 174.9 percent, as compared to the same period in 1996. Real estate taxes increased $12.2 million, or 191.9 percent, for 1997 over 1996, of which an increase of $5.3 million, or 83.8 percent, was attributable to the Acquired Properties, an increase of $6.6 million, or 103.8 percent, due to the RM Properties, and an increase of $0.4 million, or 5.1 percent, attributable to the Pre-Acquisition Properties, offset by a decrease of $0.1 million, or 0.8 percent, as a result of the Disposition. Additionally, operating services increased $13.1 million, or 164.8 percent, and utilities increased $7.0 million, or 118.0 percent, for 1997 over 1996. The aggregate increase in operating services and utilities of $20.1 million, or 144.7 percent, consists of $11.4 million, or 81.9 percent, attributable to the Acquired Properties, and an increase of $9.4 million, or 67.6 percent, due to the RM Properties, offset by a decrease of $0.2 million, or 1.2 percent, as a result of the Disposition, and a decrease of $0.5 million, or 3.6 percent, attributable to the Pre-Acquisition Properties. General and administrative expense increased $7.2 million, or 209.3 percent, of which $1.9 million, or
55.0 percent, is attributable to additional costs related to the RM Properties and $5.3 million, or 154.3 percent, due primarily to an increase in payroll and related costs as a result of the Company's expansion in late 1996 and early 1997. Depreciation and amortization increased $15.8 million, or 160.2 percent, for 1997 over 1996, of which $8.2 million, or 83.6 percent, relates to depreciation on the Acquired Properties, an increase of $7.2 million, or 72.7 percent, attributable to the RM Properties, and an increase of $0.5 million, or 4.7 percent, due to the Pre-Acquisition Properties, offset by a decrease of $0.1 million, or 0.8 percent, related to the Disposition. Interest expense increased $19.3 million, or 212.3 percent, for 1997 over 1996, of which $8.8 million, or 97.5 percent, was attributable to the TIAA Mortgage, $8.2 million, or 89.7 percent, due to the Harborside Mortgages, and an increase of $4.5 million, or 48.8 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions as well as changes in LIBOR, offset by a decrease of $0.1 million, or 0.6 percent, related to the March 1996 partial prepayment of the Mortgage Financing, and a decrease of $2.1 million, or 23.1 percent, due to the August 1997 prepayment of the Mortgage Financing.

Income before gain on sale of rental property, minority interest, and extraordinary items increased to $58.1 million in 1997 from $20.5 million in 1996. The increase of $37.6 million was due to the factors discussed above.

Net income increased $27.1 million for the nine months ended September 30, 1997 from $21.8 million in 1996 to $48.9 million in 1997, as a result of the increase in income before gain on sale of rental property, minority interest and extraordinary items of $37.6 million and the recognition in 1996 of an extraordinary loss of $0.5 million (net of minority interest), offset by the recognition in 1997 of an extraordinary loss of $3.6 million (net of minority interest), the gain on sale of rental property of $5.7 million recognized in 1996, and an increase in minority interest of $1.7 million in 1997 over 1996.

Liquidity and Capital Resources

Statement of Cash Flows

During the nine months ended September 30, 1997, the Company generated $82.9 million in cash flows from operating activities, and together with $410.1 million in borrowings from the Company's credit facilities, $2.7 million of proceeds from stock options exercised, $201.4 million from the Company's cash reserves, and $2.8 million from restricted cash, used an aggregate of $699.9 million to (i) purchase 75 rental properties and other tenant improvements and building improvements for $357.0 million, (ii) pay $11.6 million for a Mortgage Note Receivable, (iii) pay quarterly dividends and distributions of $54.1 million, (iv) pay the amortization on mortgage principal of $0.3 million, (v) repay outstanding borrowings on its credit facilities by $270.4 million, (vi) repurchase 152,000 shares of the Company's common stock for $4.7 million, and (vii) pay debt prepayment and other costs of $1.8 million.

Capitalization

On January 23, 1996, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement has a three-year term and a notional amount of $26 million, which fixes the Company's one-month LIBOR base to 5.265 percent.

On February 1, 1996, the Company obtained a credit facility (the "Bank Facility") secured by certain of its properties in the amount of $75 million from two participating banks. The Bank Facility had a three-year term and bore interest at 150 basis points over one-month LIBOR. The terms of the Bank Facility included certain restrictions and covenants which limited, among other things, dividend payments and additional indebtedness and which required compliance with specified financial ratios and other financial measurements. The Bank Facility also required a fee equal to one quarter of one percent of the unused balance payable quarterly in arrears. In conjunction with obtaining the Unsecured Facility, the Company repaid in full and terminated the Bank Facility on August 7, 1997.

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

On November 4, 1996, the Company obtained a revolving credit facility ("Second Prudential Facility") from PSC totaling $80 million which bears interest at 125 basis points over one-month LIBOR, and matures on January 15, 1998. The Second Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Second Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. On August 7, 1997, the Company repaid in full the outstanding balance under the Second Prudential Facility with funds drawn from the Unsecured Facility. Additionally, on August 12, 1997, the Second Prudential Facility was amended increasing the total commitment from $80 million to $100 million and extending the maturity date to August 31, 1998.

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

On December 31, 1996, the Company filed a shelf registration statement with the SEC for an aggregate amount of $1 billion in equity securities of the Company. The registration statement was declared effective by the SEC on January 7, 1997.

On May 15, 1997, the stockholders approved an increase in the authorized shares of common stock in the Company from 95 million to 190 million.

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

On August 6, 1997, the Company obtained an unsecured revolving credit facility (the "Unsecured Facility") in the amount of $400 million from a group of 13 lender banks. The Unsecured Facility has a three-year term and currently bears interest at 125 basis over one-month LIBOR. Based upon the Company's achievement of an investment grade long-term unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

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

Following this secured debt prepayment, the Company has four secured mortgage debt instruments remaining; the $185.3 million TIAA Mortgage, the two mortgages comprising the $150 million in Harborside Mortgages, and the $18.2 million Fair Lawn Mortgage.

As of October 31, 1997, the Company has 85 unencumbered properties totaling
7.2 million square feet, representing 58 percent of the Company's portfolio.

On September 18, 1997, the Company entered into a Contribution and Exchange Agreement (the "Agreement") with certain contributing partnerships and other entities affiliated with The Mack Company and Patriot American Office Group (collectively, "The Mack Group"). The Agreement provides for, among other things, the Company to acquire 54 office properties, aggregating approximately 9.2 million square feet, (the "Mack Properties") for a total cost of approximately $1.2 billion. According to terms of the Agreement, the cost of the transaction (the "Mack Transaction") will be financed through:
(i) the assumption of an aggregate of $299.7 million in mortgage financing (the "Mack Assumed Debt"); (ii) approximately $469.0 million in cash (using excess proceeds from its October 1997 common stock offering, see Note 11, as well as drawing on the Company's revolving credit facilities); (iii) the issuance of 3,972,318 Common Units in the Operating Partnership, a portion of which may be Contingent Units; (iv) the issuance of 250,256 Preferred Units in the Operating Partnership convertible into Common Units; and (v) the issuance of two million Warrants to purchase Common Units.

Pursuant to the Company's $1 billion shelf registration statement, on October 15, 1997, the Company completed an underwritten public offer and sale of 13 million shares of its common stock using several different underwriters to underwrite such public offer and sale. The Company received approximately $489 million in net proceeds (after offering costs) from the offering, the Company used $160 million of such proceeds to repay outstanding borrowings on its Unsecured Facility, while the Company anticipates using the remainder of the proceeds to fund a portion of the purchase price of the Mack Transaction, for other potential acquisitions, and for general corporate purposes.

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition costs and other capital expenditures, the Company expects to finance such activities through borrowings under its credit facilities and other debt and equity financing.

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the Second Prudential Facility and the Unsecured Facility. The Company is frequently examining potential property acquisitions and, at any one given time, one or more of such acquisitions may be under consideration. Accordingly, being able to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short term borrowings (including draws on the Company's credit facilities) and the issuance of debt securities or additional equity securities. In addition, the Company anticipates utilizing the Second Prudential Facility and the Unsecured Facility primarily to fund property acquisition activities.

The Company does not intend to reserve funds to retire the existing TIAA Mortgage and Harborside Mortgages, indebtedness under the credit facilities or other mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distribution discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, excluding the dividends paid deduction and net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $99.3 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable and required annual capital expenditure reserves pursuant to its mortgage indenture.

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

Funds from Operations for the three and nine month periods ended September 30, 1997 and 1996, as calculated in accordance with the National Association of Real Estate Investment Trusts' definition published in March 1995, are summarized in the following table (in thousands):


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1997       1996       1997     1996
                                        -------    -------    -------   -------
Income before gain on sale of
  rental property,  minority
  interest, and extraordinary item      $19,973    $ 7,644    $58,105  $20,465

Add: Real estate-related
  depreciation and amortization           9,327      3,456     25,592    9,811
                                        -------    -------    -------   -------
Funds from Operations                    29,300     11,100     83,697    30,276
Deduct: Rental income adjustment
  for straight-lining of rents           (1,969)       (29)    (5,913)     (233)
                                        -------    -------    -------   -------
Funds from Operations after
  adjustment for straight-lining
  of rents                              $27,331    $11,071    $77,784   $30,043
                                        -------    -------    -------   -------
                                        -------    -------    -------   -------

Weighted average shares
  outstanding(1)                         40,547     19,744     40,406    18,519
                                        -------    -------    -------   -------


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

                            CALI REALTY CORPORATION



                         Part II -- Other Information

                               Item 6 - Exhibits


The following exhibit is filed herewith:

  Exhibit 10.99 Purchase and Sale Agreement between Shelton Place Limited Partnership, as Seller, and Cali Realty Acquisition Corporation, as Purchaser, dated July 23, 1997.

  Exhibit 27     Financial Data Schedule

                            CALI REALTY CORPORATION


                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Cali Realty Corporation
                                       (Registrant)


Date: November 7, 1997                 /s/ Thomas A. Rizk
                                       -------------------------------
                                       Thomas A. Rizk
                                       President and Chief Executive Officer
                                       (signing on behalf of the Registrant)




Date: November 7, 1997                 /s/ Barry Lefkowitz
                                       -------------------------------
                                       Barry Lefkowitz
                                       Chief Financial Officer