Form 10-K405
period 1997-12-31
MACK CALI REALTY CORP
filed 1998-03-31
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-13274


                          MACK-CALI REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                Maryland                               22-3305147
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

  11 Commerce Drive, Cranford, New Jersey                07016-3599
--------------------------------------------------------------------------------
 (Address of principal executive offices                (Zip code)

                                 (908) 272-8000
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        (Title of Each Class)        (Name of Each Exchange on Which Registered)
    Common Stock, $0.01 par value              New York Stock Exchange

                                                   Pacific Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

      As of March 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,180,886,172. The aggregate market value was computed with references to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

      As of March 27, 1998, 55,830,686 shares of common stock, $0.01 par value, of the Company ("Common Stock") were outstanding.

      LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 59.

      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual meeting of shareholders to be held on May 21, 1998 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                    FORM 10-K


                                                                          Page #
                                                                          ------
PART I

        Item 1  Business...................................................   3
        Item 2  Properties ................................................  13
        Item 3  Legal Proceedings..........................................  44
        Item 4  Submission of Matters to a Vote of
                   Security Holders........................................  44

PART II

        Item 5  Market for Registrant's Common Stock
                   and Related Stockholder Matters ........................  45
        Item 6  Selected Financial Data....................................  46
        Item 7  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations..............................................  49
        Item 7a Quantitative and Qualitative Disclosures About
                   Market Risk.............................................  56
        Item 8  Financial Statements and Supplementary
                   Data....................................................  56
        Item 9  Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure....................................  56

PART III

        Item 10 Directors and Executive Officers of
                   the Registrant .........................................  57
        Item 11 Executive Compensation.....................................  57
        Item 12 Security Ownership of Certain
                   Beneficial Owners and Management........................  57
        Item 13 Certain Relationships and Related
                   Transactions ...........................................  57

PART IV

        Item 14 Exhibits, Financial Statements, Schedules
                   and Reports on Form 8-K.................................  58

                                     PART I

ITEM 1. BUSINESS

GENERAL

Mack-Cali Realty Corporation, previously Cali Realty Corporation, (together with its subsidiaries, the "Company") is a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") that owns and operates a portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast and Southwest, as well as commercial real estate leasing, management, acquisition, development and construction businesses. As of December 31, 1997, the Company owned 189 properties, consisting of 118 office properties (the "Office Properties"), 59 office/flex properties (the "Office/Flex Properties"), and six industrial/warehouse properties (the "Industrial/Warehouse Properties"), encompassing an aggregate of approximately 22.0 million square feet, as well as two multi-family residential properties, two stand-alone retail properties, and two land leases (collectively, the "Properties"). See "Business -- Recent Developments." As of December 31, 1997, the Office Properties, Office/Flex Properties and Industrial/Warehouse Properties in the aggregate, were approximately 95.8 percent leased to approximately 2,300 tenants. The Company believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Company believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets.

The Company's strategy has been to focus its development and ownership of office properties in sub-markets where it is, or can become, a significant and preferred owner and operator. The Company will continue this strategy by expanding, primarily through acquisitions, initially into sub-markets where it has, or can achieve, similar status. Consistent with its growth strategy, during 1997, the Company acquired 132 properties, primarily office and office/flex properties, for an aggregate acquisition cost of approximately $1.8 billion, including the December 1997 acquisition of 54 Class A office properties (the "Mack Properties"), aggregating approximately 9.2 million square feet, from The Mack Company and Patriot American Office Group for a total cost of approximately $1.1 billion (the "Mack Transaction"). Additionally, in January 1997 the Company completed the acquisition of 65 properties, aggregating approximately 4.1 million square feet, (the "RM Properties") of the Robert Martin Company, LLC ("RM") and affiliates for approximately $450.0 million the ("RM Transaction"). See "Business -- Recent Developments." Management believes that the recent trend towards increasing rental and occupancy rates in office buildings in the Company's sub-markets continues to present significant opportunities for growth. The Company may also develop properties in such sub-markets, particularly with a view towards potential utilization of certain vacant land recently acquired or on which the Company holds options. Management believes that its extensive market knowledge provides the Company with a significant competitive advantage which is further enhanced by its strong reputation for and emphasis on delivering highly responsive management services, including direct and continued access to the Company's senior management. See "Business -- Growth Strategies."

The Company's ten largest tenants, based on actual rent billings in December 1997, are AT&T Corporation, AT&T Cellular Services, Donaldson, Lufkin & Jenrette Securities Corp., Dow Jones Telerate Systems Inc., Prentice-Hall Inc., American Institute of Certified Public Accountants (AICPA), Allstate Insurance Company, CMP Media Inc., Toys 'R' Us, Inc., and KPMG Peat Marwick LLP. The average age of the Office Properties, Office/Flex Properties and Industrial/Warehouse Properties is approximately 15, 15 and 36 years, respectively.

Cali Associates, the entity to whose business the Company succeeded in 1994, was founded by John J. Cali, Angelo R. Cali and Edward Leshowitz (the "Founders") who have been involved in the development, leasing, management, operation and disposition of commercial and residential properties in Northern and Central New Jersey for over 40 years and have been primarily focusing on office building development for the past fifteen years. In addition to the Founders, the Company's executive officers have been employed by the Company and its predecessor for an average of approximately 10 years. The Company and its predecessor have built approximately four million square feet of office space, more than one million square feet of industrial facilities and over 5,500 residential units.

Upon the completion of the Mack Transaction on December 11, 1997, the Company became one of the largest equity REITs in the country. The transaction also marked the combination with the Company of respected names in the real estate business, most notably William L. Mack and Mitchell E. Hersh. In connection with the Mack Transaction, Mr. Mack and Mr. Hersh were appointed to the Board of Directors of the Company. Mr. Mack also serves as Chairman of the Executive Committee of the Board of Directors, and Mr. Hersh also serves as President and Chief Operating Officer of the Company. In connection with the Mack Transaction, Thomas A. Rizk resigned as President of the Company, but remains as Chief Executive Officer and as a Director of the Company. See
"Recent Developments -- Mack Transaction" for a more detailed description of the Mack Transaction. With the completion of the Mack Transaction, the Company changed its name from "Cali Realty Corporation" to "Mack-Cali Realty Corporation" and its operating partnership changed its name from "Cali Realty, L.P." to "Mack-Cali Realty, L.P."

As of March 10, 1998, executive officers and directors of the Company and other former owners of interests in certain of the Properties (many of whom are employees of the Company) owned approximately 20.1 percent of the Company's outstanding shares of Common Stock (including Units redeemable or convertible for shares of Common Stock). As used herein, the term "Units" refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership (the "Operating Partnership"), through which the Company conducts its real estate activities.

The Company performs substantially all construction, leasing, management and tenant improvements on an "in-house" basis and is self-administered and self-managed.

The Company was incorporated on May 24, 1994. The Company's executive offices are located at 11 Commerce Drive, Cranford, New Jersey 07016, and its telephone number is (908) 272-8000. The Company has an internet Web address at "http://www.mack-cali.com".

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

Based on its evaluation of current market conditions, the Company believes that a number of factors will enable it to achieve its business objectives, including: (i) the limited availability to competitors of capital for financing development, acquisitions or capital improvements or for refinancing maturing mortgages; (ii) the lack of new construction in the Company's primary markets providing the Company with the opportunity to maximize occupancy levels at attractive rental rates; and (iii) the large number of distressed sellers and inadvertent owners (through foreclosure or otherwise) of office properties in the Company's primary markets creating enhanced acquisition opportunities. Management believes that the Company is well positioned to exploit existing opportunities because of its extensive experience in its markets and its proven ability to acquire, develop, lease and efficiently manage office properties.

The Company focuses on enhancing growth in cash flow per share by: (i) maximizing cash flow from the existing Properties through continued active leasing and property management; (ii) managing operating expenses through the use of in-house management, leasing, marketing, financing, accounting, legal, construction, management and data processing functions; (iii) emphasizing programs of repairs and capital improvements to enhance the Properties' competitive advantages in their markets; (iv) maintaining and developing long-term relationships with a diverse tenant group; and (v) attracting and retaining motivated employees by providing financial and other incentives to meet the Company's operating and financial goals.

The Company will seek to increase its cash flow per share by acquiring additional properties that: (i) provide attractive initial yields with significant potential for growth in cash flow from property operations; (ii) are well located, of high quality and competitive in their respective sub-markets;
(iii) are located in its existing sub-markets or in sub-markets which lack a significant owner or operator; and (iv) have been under-managed or are otherwise capable of improved performance through intensive management and leasing that will result in increased occupancy and rental revenues.

Consistent with its acquisition strategy during 1997, the Company invested an aggregate of approximately $1.8 billion in the Mack Transaction, the RM Transaction and the acquisition of 13 other office and office/flex properties (the "Individual Property Acquisitions"), thereby increasing its portfolio by approximately 308 percent over year-end 1996 (based upon total net rentable square feet). See "Business -- Recent Developments." There can be no assurance, however, that the Company will be able to improve the operating performance of any properties that are acquired.

The Company may also develop office and office/flex space on certain vacant land acquired in connection with various acquisitions, or on which the Company holds options, when market conditions support a favorable risk-adjusted return on such development, primarily in stable submarkets where the demand for such space exceeds available supply and where the Company is, or can become, a significant owner and operator. The Company believes that opportunities exist for it to acquire properties in the majority of its sub-markets at less than replacement cost. Therefore, the Company currently intends to emphasize its acquisition strategies over its development strategies until market conditions change. To the extent that the costs associated with implementing such acquisition and development strategies are financed using the Company's cash flow, such costs may adversely affect the Company's ability to make distributions.

The Company currently intends to maintain a ratio of debt to total market capitalization (total debt of the Company as a percentage of the market value of issued and outstanding shares of Common Stock, including interests redeemable therefor, plus total debt) of approximately 50 percent or less, although the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. As of December 31, 1997, the Company's total debt constituted approximately 27.8 percent of the total market capitalization of the Company. The Company will utilize the most appropriate sources of capital for future acquisitions, development and capital improvements, which may include funds from operating activities, short-term and long-term borrowings (including draws on the Company's revolving credit facilities) and issuances of debt securities or additional equity securities.

EMPLOYEES

As of December 31, 1997, the Company had over 300 employees.

COMPETITION

The leasing of real estate is highly competitive. The Company's Properties compete for tenants with lessors and developers of similar properties located in its respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of property improvements. The Company also experiences competition when attempting to acquire equity interests in desirable real estate, including competition from domestic and foreign financial institutions, other REIT's, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

REGULATIONS

Many laws and governmental regulations are applicable to the Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner's ability to rent or sell the property or to borrow using such property as collateral and may expose it to liability resulting from any release of, or exposure to, such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental penalties and injuries to persons and property.

The Company obtained Phase I Assessments of each of its original properties (the "Initial Properties") at the time of its initial public offering in August 1994 (the "IPO"). With the acquisition of each new property, the Company obtains a Phase I Assessment for such property. These Phase I Assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations taken as a whole, nor is the Company aware of any such material environmental liability.

In connection with the RM Transaction, the Company's environmental consultant undertook environmental audits of the properties, including sampling activities, which identified certain environmental conditions at several of the properties (the "Designated Properties") that will likely require further investigation and/or remedial activities. RM retained the liability and responsibility for remediation of the environmental conditions of the Designated Properties, and established an escrow in the amount of $1.5 million (the "Environmental Escrow") as a clean-up fund. It is possible that the Company's assessments do not reveal all environmental liabilities and that there are material environmental liabilities of which the Company is unaware. Any remediation costs for the Designated Properties exceeding the Environmental Escrow will remain the responsibility of RM, with RM retaining the right to repurchase some or all of the Designated Properties under certain conditions, including if the costs of remediation of such property exceeds either its allocated property value or the Environmental Escrow. See "Business -- Recent Developments -- RM Transaction."

There can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company or
(iii) the Company's assessments reveal all environmental liabilities and that there are no material environmental liabilities of which the Company is unaware. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds the Company's budgets for such items, the Company's ability to make expected distributions to stockholders could be adversely affected.

There are no other laws or regulations which have a material effect on the Company's operations, other than typical federal, state and local laws affecting the development and operation of real property, such as zoning laws.

INDUSTRY SEGMENTS

The Company operates in only one industry segment-real estate. The Company does not have any foreign operations and its business is not seasonal.

RECENT DEVELOPMENTS

During 1997, the Company completed the RM Transaction, the Mack Transaction and the Individual Property Acquisitions, and has improved the operating performance of its existing portfolio by maintaining high occupancies and controlling costs. The Company's funds from operations (after adjustment for the straight-lining of rents) for the year ended December 31, 1997 was $111.8 million. As a result of the Company's improved operating performance and expanded equity capital base through equity offerings of its Common Stock, in September 1997 the Company announced an 11.1 percent increase in its regular quarterly distribution, commencing with the Company's distribution with respect to the third quarter of 1997, from $0.45 per share of Common Stock ($1.80 per share of Common Stock on an annualized basis) to $0.50 per share of Common Stock ($2.00 per share of Common Stock on an annualized basis). Since 1995, the Company has increased its regular quarterly distribution by 23.8 percent.

During 1997, the Company invested approximately $1.8 billion in the purchase of the RM Transaction, the Mack Transaction and the Individual Property Acquisitions, increasing its portfolio by approximately 308 percent (based upon total net rentable square feet). The cash portions of the purchase prices for such transactions and acquisitions (as more fully described below) were obtained by the Company from (i) the net proceeds of the Company's public offering of Common Stock in October 1997 for net proceeds of approximately $489.1 million,
(ii) borrowings under the Company's revolving credit facilities and from the $200.0 million Prudential Term Loan (as hereinafter defined), and (iii) available working capital. Furthermore, approximately $348.3 million in Units were issued in connection with the RM Transaction, the Mack Transaction and one of the Individual Property Acquisitions. In addition, a portion of each of the purchase prices for the RM Transaction and the Mack Transaction included the assumption of mortgage indebtedness ($185.3 million for the RM Transaction and $291.9 million for the Mack Transaction). See "Business -- Financing Activities." Set forth below are summary descriptions of the RM Transaction, the Mack Transaction and the Individual Property Acquisitions:

RM Transaction

On January 31, 1997, the Company acquired the RM Properties for a total cost of approximately $450.0 million. The RM Properties consist of 16 office properties, 38 office/flex properties, six industrial/warehouse properties, two stand-alone retail properties, two land leases, and a multi-family residential property. The RM Transaction was financed through the assumption of a $185.3 million mortgage, approximately $220.0 million in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 Units, valued at approximately $43.8 million.

In connection with the RM Transaction, the Company assumed a $185.3 million non-recourse mortgage with Teachers Insurance and Annuity Association of America, with interest only payable monthly at a fixed annual rate of 7.18 percent (the "TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Company, at its option, may convert the TIAA Mortgage to unsecured debt upon achievement by the Company of an investment credit rating of Baa3/BBB-or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance.

The RM Properties, which consist primarily of 54 office and office/flex properties aggregating approximately 3.7 million square feet and six industrial/warehouse properties aggregating approximately 387,000 square feet, are located primarily in established business parks in Westchester County, New York and Fairfield County, Connecticut. The Company has agreed not to sell certain of the RM Properties for a period of seven years without the consent of the RM principals, except for sales made under certain circumstance and/or conditions.

In connection with the RM Transaction, the Company was granted a three-year option to acquire two properties (the "Option Properties") under certain conditions, one of which was acquired in 1997. See "Recent Developments -- Individual Property Acquisitions." The purchase price for the remaining Option Property is subject to adjustment based upon different formulas and is payable in cash or common units.

In connection with the RM Transaction, the Company holds a $7.3 million non-recourse mortgage loan ("Mortgage Note Receivable") with entities controlled by the RM principals, bearing interest at an annual rate of 450 basis points over the one-month London Inter-Bank Offered Rate (LIBOR). The Mortgage Note Receivable, which is secured by the remaining Option Property and guaranteed by certain of the RM principals, matures on February 1, 2000.

In conjunction with the completion of the RM Transaction, Robert F. Weinberg and Brad W. Berger, son of Martin S. Berger, co-founder of RM with Mr. Weinberg, were appointed to the Company's Board of Directors for an initial term of three years. Mr. Berger subsequently resigned from the Board of Directors in December 1997 as a result of the Mack Transaction.

Mack Transaction

On December 11, 1997, the Company acquired the Mack Properties from The Mack Company and Patriot American Office Group, pursuant to a Contribution and Exchange Agreement (the "Agreement"), for a total cost of approximately $1.1 billion.

The Mack Properties consist of 54 office properties comprising a total of approximately 9.2 million net rentable square feet, ranging from approximately 40,000 to 475,100 square feet. The Mack Properties are located primarily in the Northeast and Southwest, with a concentration of properties located in Northern New Jersey (25 properties compromising approximately 4.8 million square feet), Texas (17 properties comprising approximately 2.5 million square feet) and Arizona (four properties comprising approximately 485,000 square feet).

The total cost of the Mack Transaction was financed as follows: (i) approximately $498.8 million in cash made available from the Company's cash reserves and from the $200.0 million term loan from Prudential Securities Credit Corp. (the "Prudential Term Loan"), (ii) approximately $291.9 million in mortgage debt assumed by the Company (the "Mack Mortgages"), (iii) the issuance of 1,965,886 common Units, valued at approximately $66.4 million, (iv) the issuance of 15,237 Series A preferred units and 215,325 Series B preferred units, valued at approximately $236.5 million (collectively, the "Preferred Units"), (v) warrants to purchase 2,000,000 common units (the "Unit Warrants"), valued at approximately $8.5 million, and (vi) the issuance of Contingent Units (as defined below). The Preferred Units are convertible into common units at $34.65 per unit and the Unit Warrants are exercisable at $37.80 per unit.

2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units (collectively, the "Contingent Units") were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A Preferred Units, and Series B Preferred Units, respectively. Redemption of such Contingent Units shall occur upon the achievement of performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity.

With the Mack Transaction, the Company assumed an aggregate of approximately $291.9 million of mortgage indebtedness with eight separate lenders, encumbering 17 of the Mack Properties. Such debt matures at various dates from March 1998 through January 2009. The Mack Mortgages are comprised of an aggregate of approximately $199.9 million of fixed rate debt bearing interest at a weighted average rate of approximately 7.66 percent per annum, certain of which require monthly principal amortization payments, and an aggregate of approximately $91.9 million in variable rate debt bearing interest at a weighted average floating rate of approximately 76 basis points over LIBOR.

With the completion of the Mack Transaction, the "Cali Realty Corporation" name was changed to "Mack-Cali Realty Corporation", and the name of the Operating Partnership was changed from "Cali Realty, L.P." to "Mack-Cali Realty, L.P."

In connection with the Mack Transaction, Brant Cali, Brad W. Berger, Angelo R. Cali, Kenneth A. DeGhetto, James W. Hughes and Alan Turtletaub resigned from the Board of Directors of the Company. Mitchell E. Hersh, William L. Mack and Earle
I. Mack were added to the Board as "inside" members, and Martin D. Gruss, Jeffrey B. Lane, Vincent Tese and Paul A. Nussbaum were added as independent members.

In accordance with the Agreement, Thomas A. Rizk remained Chief Executive Officer but resigned as President of the Company, with Mitchell E. Hersh appointed as President and Chief Operating Officer. The Company's other officers retained their existing positions and responsibilities, except that Brant Cali resigned as Chief Operating Officer and John R. Cali resigned as Chief Administrative Officer. Brant Cali and John R. Cali remained as officers of the Company as Executive Vice Presidents.

Entering into new employment agreements with the Company after the Mack Transaction on December 11, 1997 were Thomas A. Rizk, Mitchell E. Hersh, Brant Cali, and John R. Cali. Entering into amended and restated employment agreements were Roger W. Thomas, as Executive Vice President, General Counsel and Assistant Secretary, Barry Lefkowitz, as Executive Vice President and Chief Financial Officer and Timothy M. Jones, as Executive Vice President.

Additionally, the Company entered into non-competition agreements on December 11, 1997 with each of William, Earle, David and Fredric Mack, which restricted the business dealings of such individuals relative to their involvement in commercial real estate activities to those specified in the Agreement. The non-competition agreements have a term of the later of (a) three years from the completion of the Mack Transaction, or (b) the occurrence of specified circumstances including, but not limited to, the removal of William, Earle, David or Fredric Mack, respectively, from the Company's Board of Directors or Advisory Board, as applicable, and a decrease in certain ownership levels.

In connection with the Mack Transaction, under each of the Company's executive officer's then existing employment agreements (dated January 21, 1997), due to a change of control of the Company (as defined in each employment agreement), each of the aforementioned officers received the benefit of the acceleration of (i) the immediate vesting and issuance of his restricted stock, including tax gross-up payments associated therewith, (ii) the forgiveness of his Stock Purchase Rights loan, including tax gross-up payments associated therewith, and
(iii) the vesting of his unvested employee stock options and warrants. Additionally, under each of Thomas Rizk's, Brant Cali's and John R. Cali's employment agreements with the Company, each of these officers became entitled to receive certain severance-type payments, as a result of certain provisions in each of their agreements, triggered as result of the Mack Transaction. Finally, certain officers and employees of the Company were given transaction-based payments as a reward for their efforts and performance in connection with the Mack Transaction. The total expense associated with the acceleration of vesting of restricted stock, the forgiveness of Stock Purchase Rights loans, and the payment of certain severance-type payments as well as performance payments, and related tax-obligation payments, which were approved by the Company's Board of Directors and which took place simultaneous with completion of the Mack Transaction, totaled $45.8 million.

Individual Property Acquisitions

In addition to the RM Transaction and the Mack Transaction, during 1997, the Company invested approximately $204.4 million in the acquisition of 13 office and office/flex properties.

On January 28, 1997, the Company acquired 1345 Campus Parkway, a 76,300 square foot office/flex property, located in Wall Township, Monmouth County, New Jersey for approximately $6.7 million in cash, made available from the Company's cash reserves. The property is located in the same office park in which the Company previously acquired two office properties and four office/flex properties in November 1995.

On May 8, 1997, the Company acquired four buildings in Westlakes Office Park, a suburban Class A office complex located in Berwyn, Chester County, Pennsylvania, totaling approximately 444,350 square feet. The properties were acquired for a total cost of approximately $74.7 million, which was made available primarily from drawing on one of the Company's credit facilities.

On July 21,1997, the Company acquired two vacant office buildings in the Moorestown Corporate Center, a suburban Class A office complex located in Moorestown, Burlington County, New Jersey. The properties, each consisting of 74,000 square feet, were acquired for a total cost of approximately $10.2 million, which was made available from drawing on one of the Company's credit facilities.

On August 1, 1997, the Company acquired 1000 Bridgeport Avenue, a 133,000 square foot Class A office building located in Shelton, Fairfield County, Connecticut. The property was acquired for a total cost of approximately $15.8 million, which was made available from drawing on one of the Company's credit facilities.

On August 15, 1997, the Company acquired one of the Option Properties, 200 Corporate Boulevard South ("200 Corporate"), an 84,000 square foot office/flex building located in Yonkers, Westchester County, New York. The property was acquired for approximately $8.1 million through the exercise of a purchase option obtained in connection with the RM Transaction. The acquisition cost, net of the mortgage receivable prepayment described below, was financed from the Company's cash reserves.

In conjunction with the acquisition of 200 Corporate, the sellers of the property, certain RM principals, prepaid $4.4 million of the $11.6 million Mortgage Note Receivable between the Company and such RM principals.

On September 3, 1997, the Company acquired Three Independence Way, a 111,300 square foot Class A office building in South Brunswick, Middlesex County, New Jersey. The property was acquired for a total cost of approximately $13.4 million, which was made available from drawing on one of the Company's credit facilities.

On November 19, 1997, the Company acquired 1000 Madison Avenue, a 100,655 square foot Class A office building located in Lower Providence Township, Montgomery County, Pennsylvania. The property was acquired for approximately $14.3 million, which was made available from the Company's cash reserves.

On December 19, 1997, the Company acquired 100 Overlook Center, a 149,600 square foot Class A office building, in Princeton, Mercer County, New Jersey. The property was acquired for a total cost of approximately $27.2 million, which was funded through the issuance of 41,421 Common Units, valued at approximately $1.6 million, with the remaining cash portion made available from drawing on one of the Company's credit facilities.

Additionally, on December 19, 1997, the Company acquired 200 Concord Plaza Drive, a 248,700 square-foot Class A office building located in San Antonio, Bexar County, Texas. The property was acquired for approximately $34.1 million, which was made available from drawing on one of the Company's credit facilities.

First Quarter 1998 Acquisitions

On January 23, 1998, the Company acquired 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1.3 million, which was funded from the Company's cash reserves. The vacant land, on which the Company plans to develop a 40,000 square-foot office/flex property, was acquired from RMC Development Company, LLC. In conjunction with the acquisition of the developable land, the Company signed a 15-year lease, on a triple-net basis, with a single tenant to occupy the entire property being developed.

On January 30, 1998, the Company acquired a 17-building office/flex portfolio, aggregating approximately 748,660 square feet located in the Moorestown West Corporate Center in Moorestown, Burlington County, New Jersey and in Bromley Commons in Burlington, Burlington County, New Jersey. The 17 properties were acquired for a total cost of approximately $47.0 million. The Company is under contract to acquire an additional four office/flex properties in the same locations. The Company also has an option to purchase a property following completion of construction and required lease-up for approximately $3.7 million. The purchase contract also provides the Company a right of first refusal to acquire up to six additional office/flex properties totaling 202,000 square feet upon their development and lease-up. The initial transaction was funded primarily from drawing on one of the Company's credit facilities as well as the assumption of mortgage debt with an estimated value of approximately $8.4 million (the "McGarvey Mortgages"). The McGarvey Mortgages currently have a weighted average annual effective interest rate of 6.24 percent and are secured by five of the office/flex properties acquired.

On February 2, 1998, the Company acquired 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey. The building was acquired for approximately $5.1 million, which was made available from drawing on one of the Company's credit facilities.

On February 5, 1998, the Company acquired 500 West Putnam Avenue, a 121,250 square-foot office building located in Greenwich, Fairfield County, Connecticut. The property was acquired for a total cost of approximately $20.1 million, funded from drawing on one of the Company's credit facilities as well as the assumption of mortgage debt with an estimated value of $12.1 million which bears interest at an annual effective interest rate of 6.52 percent.

On February 25, 1998, the Company acquired 10 Mountainview Road, a 192,000 square-foot office building, located in Upper Saddle River, Bergen County, New Jersey. The property was acquired for approximately $24.5 million, which was made available from proceeds received from the Company's February 1998 public offering of common stock.

On March 12, 1998, the Company acquired 1250 Capital of Texas Highway South, a 270,703 square-foot office building located in Austin, Travis County, Texas. The property was acquired for approximately $37.0 million, which was made available from drawing on one of the Company's credit facilities.

On March 27, 1998, the Company acquired for approximately $170.0 million substantially all of the interests in Prudential Business Campus, an 875,000 square-foot office complex with five office buildings and a daycare center, plus land parcels, located in Parsippany and East Hanover, Morris County, New Jersey. The properties were acquired utilizing the proceeds from the $100.0 million Equity Placement (as hereinafter defined) and from drawing on one of the Company's credit facilities.

Additionally, in March, the Company signed a contract to purchase Morris County Financial Center, a 308,215 square-foot two-building office complex located in Parsippany, Morris County, New Jersey for $52.5 million.

The Company also announced in March, an agreement to acquire 19 properties from Pacifica Holding Company ("Pacifica"), a private real estate owner and operator in Denver, Colorado, for a total cost of $188.0 million. The acquisition will include Pacifica's entire 1.4 million square-foot office portfolio, which includes 19 office buildings, and related operations; and 2.5 acres of land located in the Denver Tech Center. Pacifica's office properties are located in suburban Denver and Colorado Springs, Colorado.

FINANCING ACTIVITIES

The Company utilizes the most appropriate sources of capital for acquisitions, development, joint ventures and capital improvements, which sources may include undistributed funds from operations, borrowings under its revolving credit facilities, issuances of debt or equity securities and/or bank and other institutional borrowings.

Revolving Credit Facilities and Other Indebtedness
As of December 31, 1997, the Company's two revolving credit facilities consisted of the Unsecured Facility and the Prudential Facility (each described below) with an aggregate borrowing capacity of $500.0 million and an aggregate outstanding balance of $122.1 million.

The Company has a revolving credit facility ("Prudential Facility") from Prudential Securities Credit Corp. ("PSC"), an affiliate of Prudential Securities Incorporated, in the amount of $100.0 million, which currently bears interest at 110 basis points over one-month LIBOR, and matures on March 31, 1999. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in its property known as the Harborside Financial Center ("Harborside"). The terms of the Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements.

In August 1997, the Company obtained an unsecured revolving credit facility (the "Unsecured Facility") in the amount of $400.0 million from a group of 13 lender banks. The unsecured Facility has a three year term and currently bears interest at 125 basis points over one-month LIBOR. Based upon the Company's achievement of an investment grade long-term unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available. The lending group for the Unsecured Facility includes: Fleet National Bank, The Chase Manhattan Bank, and Bankers Trust Company, as agents; PNC Bank, N.A., Bank of America National Trust and Savings Association, Commerzbank AG, and First National Bank of Chicago, as co-agents; and Keybank, Summit Bank, Crestar Bank, Mellon Bank, N.A., Signet Bank, and KredietBank NV.

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

Concurrently with the closing of the Unsecured Facility, the Company drew funds on such facility to repay in full and terminate two of the Company's existing secured revolving credit facilities and to repay in full the then outstanding balance under its Prudential Facility. In addition, in August 1997, the Company retired its remaining $64.5 million real estate mortgage investment conduit (REMIC) secured financing primarily from funds drawn on the Unsecured Facility.

On December 10, 1997, the Company obtained the Prudential Term Loan in the amount of $200.0 million from PSC. The proceeds of the loan were used to fund a portion of the cash consideration in completion of the Mack Transaction. The loan has a one-year term and bears interest at 110 basis points over one-month LIBOR.

Contingent Obligation

As part of the Harborside acquisition in 1996, the Company agreed to make payments (with an estimated net present value of approximately $5.7 million at December 31, 1997) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights.

Permanent Indebtedness

As of December 31, 1997, the Company had outstanding an aggregate balance of approximately $644.8 million of long-term mortgage indebtedness (excluding borrowings under the Company's revolving credit facilities and other indebtedness described above).

In connection with the acquisition of an office building in Fair Lawn, Bergen County, New Jersey on March 3, 1995, the Company assumed an $18.8 million non-recourse mortgage loan ("Fair Lawn Mortgage") bearing interest at a fixed rate of 8.25 percent per annum. The loan currently requires payment of principal and interest on a 20-year amortization schedule, with the remaining principal balance due October 1, 2003. At December 31, 1997, the principal balance for the Fair Lawn Mortgage was approximately $18.0 million.

In connection with the acquisition of Harborside, on November 4, 1996, the Company assumed existing mortgage debt and was provided seller-financed mortgage debt aggregating $150.0 million. The existing financing, with a principal balance of approximately $104.8 million as of December 31, 1997, bears interest at a fixed rate of 7.32 percent per annum for a term of approximately nine years. The seller-provided financing, with a principal balance of approximately $45.2 million as of December 31, 1997, also has a term of approximately nine years and initially bears interest at a rate of 6.99 percent per annum. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity.

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

In connection with the Mack Transaction on December 11, 1997, the Company assumed an aggregate of approximately $291.9 million of mortgage indebtedness with eight separate lenders, encumbering 17 of the Mack Properties. Such debt matures at various dates from March 1998 through January 2009. The Mack Mortgages are comprised of an aggregate of approximately $199.9 million of fixed rate debt bearing interest at a weighted average rate of approximately 7.66 percent per annum, certain of which require monthly principal amortization payments, and an aggregate of approximately $91.9 million in variable rate debt bearing interest at a weighted average floating rate of approximately 76 basis points over LIBOR. At December 31, 1997, the aggregate principal balances for the Mack Mortgages was approximately $291.5 million.

Interest Rate Contracts:
The Company has an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to 6.285 percent per annum on a notional amount of $24.0 million through August 1999.

The Company has another interest rate swap agreement with a commercial bank. This swap agreement has a three-year term and a notional amount of $26.0 million, which fixes the Company's one-month LIBOR base to 5.265 percent per annum through January 1999.

On November 20, 1997, the Company entered into a seven-year, interpolated U.S. Treasury interest rate lock agreement with a commercial bank. The agreement fixes the Company's base Treasury rate at 5.88 percent per annum on a notional amount of $150.0 million.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Company does not anticipate non-performance by any of its counterparties.

First Quarter 1998 Financing Activity:
On February 26, 1998, the Company obtained a commitment from Prudential Insurance Company of America for a $150.0 million secured loan. The seven-year, secured loan will bear interest only at a fixed annual rate of 115 basis points above the interpolated U.S. Treasury rate.

On March 10, 1998, the Company obtained a commitment from The Chase Manhattan Bank and Fleet National Bank to expand the Unsecured Facility by $400.0 million, from $400.0 million to $800.0 million. The Unsecured Facility will have a three-year term and will bear interest at 110 basis points over LIBOR.

Equity Offerings and Shelf Registration Statements:
On October 15, 1997, the Company completed an underwritten public offer and sale of 13,000,000 shares of its Common Stock using several different Underwriters to underwrite such public offer and sale. The shares were issued from the Company's $1.0 billion shelf registration statement (declared effective on January 7, 1997). The Company received approximately $489.1 million in net proceeds (after offering costs) from the October 1997 offering, and used such funds to pay down outstanding borrowings on its revolving credit facilities, to fund a portion of the purchase price of the Mack Transaction and to invest in certain short-term investments.

The Company filed a shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Company, which was declared effective on January 29, 1998. The Company presently has not issued any securities under this shelf registration.

On February 25, 1998, the Company completed an underwritten public offer and sale of 2,500,000 shares of its common stock (the "1998 Offering") and used the net proceeds of approximately $92.0 million (after offering costs) to pay down a portion of its outstanding borrowings under the Unsecured Facility and to fund the acquisition of Mountainview. The Company used a sole underwriter to underwrite such offer and sale.

On March 18, 1998, the Company completed the sale of 2,705,628 shares of its Common Stock pursuant to a Stock Purchase Agreement with The Prudential Insurance Company of America, Strategic Value Investors, LLC and Strategic Value Investors International, LLC (the "Equity Placement"). The Company received approximately $100.0 million in proceeds and subsequently on March 27, 1998, used such funds to finance a portion of the purchase price of the Prudential Business Campus acquisition.

On March 27, 1998, the Company completed an underwritten offer and sale of 650,407 shares of its Common Stock using a sole underwriter for such offer and sale. The Company received approximately $23.7 million in net proceeds (after offering costs) and used such funds to reduce outstanding borrowings under its revolving credit facilities and for general corporate purposes.

ITEM 2. PROPERTIES

GENERAL

As of December 31, 1997, the Company owned 183 office, office/flex and industrial/warehouse properties, ranging from one to 19 stories, as well as two multi-family residential properties, two stand-alone retail properties and two land leases. The Properties are located primarily in the Northeast and Southwest. The Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Properties contain a total of approximately 22.0 million square feet, with the individual Properties ranging from approximately 6,600 to 761,200 square feet. The Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Company's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its Properties are well-maintained and do not require significant capital improvements.

The following tables set forth certain information relating to each of the Office Properties, the Office/Flex Properties, and the Industrial/Warehouse Properties.

                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------
The Office Properties:

ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive                          1987       40,422          100.0         772           772         0.38          19.10
200 Decadon Drive                          1991       39,922           67.4         528           505         0.26          19.62

BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Route 208 North                      1987      143,000          100.0       3,424         3,391          1.71         23.94

Fort Lee
One Bridge Plaza                           1981      200,000           98.7       4,163         4,124          2.07         21.09

Little Ferry
200 Riser Road (7)                         1974      286,628          100.0         110           110          0.05          6.67

Montvale
95 Chestnut Ridge Road (7)                 1975       47,700          100.0          32            32          0.02         11.66
135 Chestnut Ridge Road (7)                1981       66,150          100.0          69            69          0.03         18.13
Paramus
140 Ridgewood Avenue (7)                   1981      239,680           99.0         296           295          0.15         21.68
15 East Midland Avenue (7)                 1988      259,823          100.0         375           375          0.19         25.09
461 From Road (7)                          1988      253,554           99.8         334           334          0.17         22.94
650 From Road (7)                          1978      348,510          100.0         428           428          0.21         21.35

61 South Paramus Avenue (7)                1985      269,191           96.2         322           322          0.16         21.61
Rochelle Park
120 Passaic Street (7)                     1972       52,000          100.0          32            32          0.02         10.70
365 West Passaic Street (7)                1976      212,578           81.2         192           191          0.10         19.33

Saddle River
1 Lake Street (7)                       1973/94      474,801          100.0         421           421          0.21         15.41
Woodcliff Lake
400 Chestnut Ridge Road (7)                1982       89,200          100.0         120           120          0.06         23.38
470 Chestnut Ridge Road (7)                1987       52,500          100.0          67            67          0.03         22.18
530 Chestnut Ridge Road (7)                1986       57,204          100.0          66            66          0.03         20.05
50 Tice Boulevard                          1984      235,000           99.1       4,676         4,011          2.33         20.09
300 Tice Boulevard                         1991      230,000          100.0       4,723         4,711          2.35         20.53

BURLINGTON COUNTY, NEW JERSEY
Moorestown
224 Strawbridge Drive (7)                  1984       74,000           49.2          --            --            --            --
228 Strawbridge Drive (7)                  1984       74,000             --          --            --            --            --



                                            1997   Tenants Leasing
                                         Average   10% or More
                                       Effective   of Net
                                        Rent Per   Rentable Area
        Property                         Sq. Ft.   Per Property
        Location                         ($) (5)   as of 12/31/97 (6)
        --------                         -------   ------------------
The Office Properties:

ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive                          19.10   Computer Sciences Corp. (80%), United States of America (20%)
200 Decadon Drive                          18.77   Advanced Casino Systems Corp. (24%), Computer Sciences Corp. (17%),
                                                   Dimensions International Inc. (15%)
BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Route 208 North                      23.71   Lonza, Inc. (63%), Federal Insurance Company/Chubb (16%), Boron-Lepore
                                                   Assoc., Inc. (10%)
Fort Lee
One Bridge Plaza                           20.89   Broadview Associates LLP (16%), Bozell Worldwide, Inc. (14%), Coopers &
                                                   Lybrand L.L.P. (13%)
Little Ferry
200 Riser Road (7)                          6.67   Ford Motor Company (34%), Sanyo Fischer Service Corp. (33%), Dassault
                                                   Falcon Jet Corp. (33%)
Montvale
95 Chestnut Ridge Road (7)                 11.66   Roussel-UCLAF Holding Corp (100%)
135 Chestnut Ridge Road (7)                18.13   Alliance Funding Company (100%)
Paramus
140 Ridgewood Avenue (7)                   21.61   AT&T Wireless Services, Inc.  (46%), Smith Barney Shearson (19%)
15 East Midland Avenue (7)                 25.09   AT&T Wireless Services, Inc.  (98%)
461 From Road (7)                          22.94   Toys 'R' Us, Inc. (92%)
650 From Road (7)                          21.35   Western Union Financial Services, Inc. (38%), Long Beach Acceptance
                                                   Corp. (10%)
61 South Paramus Avenue (7)                21.61   Dun & Bradstreet Software Services, Inc. (10%)
Rochelle Park
120 Passaic Street (7)                     10.70   Electronic Data Systems Corp. (100%)
365 West Passaic Street (7)                19.23   Sizes Unlimited Inc. (26%), Catalina Marketing Corp. (10%), Financial
                                                   Telesis Inc. (10%)
Saddle River
1 Lake Street (7)                          15.41   Prentice-Hall Inc. (100%)
Woodcliff Lake
400 Chestnut Ridge Road (7)                23.38   Timeplex, Inc. (100%)
470 Chestnut Ridge Road (7)                22.18   Andermatt LP (100%)
530 Chestnut Ridge Road (7)                20.05   KPMG Peat Marwick, LLP (100%)
50 Tice Boulevard                          17.22   Syncsort, Inc (22%)
300 Tice Boulevard                         20.48   Merck-Medco Managed Care LLC (20%), Xerox Corp. (14%), Chase Home
                                                   Mortgage Corp. (12%), Comdisco, Inc. (11%), NYCE, Corp. (11%)
BURLINGTON COUNTY, NEW JERSEY
Moorestown
224 Strawbridge Drive (7)                     --   Allstate Insurance Co. (49%)
228 Strawbridge Drive (7)                     --

                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------
ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway (7)               1980      247,476          100.0         369           369         0.18          25.92

Roseland
101 Eisenhower Parkway                     1980      237,000           94.2       3,614         3,343         1.80          16.19

103 Eisenhower Parkway                     1985      151,545          100.0       3,223         2,974         1.61          21.27

HUDSON COUNTY, NEW JERSEY
Jersey City
95 Christopher Columbus Drive              1989      621,900          100.0      12,788        11,594         6.37          20.56
Harborside Financial Center Plaza I        1983      400,000           98.7       8,022         8,022         4.00          20.32
Harborside Financial Center Plaza II       1990      761,200           99.4      15,265        15,133         7.60          20.17

Harborside Financial Center Plaza III      1990      725,600           97.0      14,554        14,554         7.25          20.68

MERCER COUNTY, NEW JERSEY
Princeton
5 Vaughn Drive                             1987       98,500           97.3       2,102         2,072         1.05          21.93


400 Alexander Road                         1987       70,550          100.0       1,253         1,054         0.62          17.76
103 Carnegie Center                        1984       96,000           99.1       1,758         1,705         0.88          18.48
100 Overlook Center (7)                    1988      149,600           97.9         143           143         0.07          27.41

MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road (7)                    1977       40,000          100.0          21            21         0.01           9.13
South Brunswick
3 Independence Way (7)                     1983      111,300          100.0         672           672         0.33          18.36
Woodbridge
581 Main Street (7)                        1991      200,000           61.2         191           190         0.10          27.12

MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66                              1989      180,000          100.0       2,412         2,412         1.20          13.40
Wall Township
1305 Campus Parkway                        1988       23,350           92.4         402           381         0.20          18.65

1350 Campus Parkway                        1990       79,747           91.7       1,106         1,068         0.55          15.14


MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Parkway                       1987      168,144          100.0       3,528         3,081         1.76          20.98




                                             1997   Tenants Leasing
                                          Average   10% or More
                                        Effective   of Net
                                         Rent Per   Rentable Area
        Property                          Sq. Ft.   Per Property
        Location                          ($) (5)   as of 12/31/97 (6)
        --------                          -------   ------------------
ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway (7)              25.92     KPMG Peat Marwick, LLP (42%), Budd Larner Gross (23%), Coldwell
                                                    Banker Residential Real Estate (13%)
Roseland
101 Eisenhower Parkway                    14.97     Arthur Andersen, LLP (32%), Brach, Eichler, Rosenberg, Silver, Bernstein &
                                                    Hammer (13%)
103 Eisenhower Parkway                    19.62     Ravin, Sarasohn, Cook, Baumgarten (18%), Lum, Danzis, Drasco (15%),
                                                    Chelsea GCA Realty (15%)
HUDSON COUNTY, NEW JERSEY
Jersey City
95 Christopher Columbus Drive             18.64     Donaldson, Lufkin & Jenrette Securities Corp. (66%), NTT Data Corp. (22%)
Harborside Financial Center Plaza I       20.32     Bankers Trust Harborside, Inc. (96%)
Harborside Financial Center Plaza II      20.00     Dow Jones Telerate Systems, Inc. (44%), Dean Witter Trust Company (24%),
                                                    BTM Information Services (13%), Lewco Sercurities (11%)
Harborside Financial Center Plaza III     20.68     AICPA (34%), Bank of Tokyo Information Services, Inc. (21%)

MERCER COUNTY, NEW JERSEY
Princeton
5 Vaughn Drive                            21.62     U.S. Trust of NJ (19%), Woodrow Wilson National Fellowship Foundation
                                                    (14%), Princeton Venture Research Corp. (14%), Villeroy & Boch Tableware
                                                    Ltd. (11%)
400 Alexander Road                        14.94     Berlitz International Inc. (100%)
103 Carnegie Center                       17.92     Ronin Development Corp. (15%)
100 Overlook Center (7)                   27.41     Squibb-Novo Inc. (24%), Xerox Corp. (24%), Hydrocarbon Research, Inc.
                                                    (14%), Hannoch Weisman (10%)
MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road (7)                    9.13     Greater New York Mutual Insurance Company (100%)
South Brunswick
3 Independence Way (7)                    18.36     Merrill Lynch Pierce Fenner & Smith (72%)
Woodbridge
581 Main Street (7)                       26.98     First Investors Management Company, Inc. (41%)

MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66                             13.40     The United States Life Insurance Company (100%)
Wall Township
1305 Campus Parkway                       17.68     McLaughlin, Bennet, Gelson (35%), Centennial Cellular Corp. (35%), NJ
                                                    Natural Energy Co. (10%)
1350 Campus Parkway                       14.62     Meridan Health Realty Corp. (22%), New Jersey National Bank (17%),
                                                    Stephen E. Gertler (17%), Hospital Computer Systems Inc. (11%)

MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Parkway                      18.32     Bressler Amery & Ross (24%), General Motors Acceptance Corp.
                                                    (14%), Dun & Bradstreet Inc. (12%)

                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------
Parsippany
600 Parsippany Road                        1978       96,000          100.0     1,476           1,440          0.74         15.38
Morris Plains
201 Littleton Road (7)                     1979       88,369          100.0        95              95          0.05         18.69

250 Johnston Road (7)                      1977       75,000          100.0        64              64          0.03         14.83

Morris Township
340 Mt. Kemble Avenue (7)                  1985      387,000          100.0       312             312          0.16         14.01
412 Mt. Kemble Avenue (7)                  1986      475,100          100.0       390             390          0.19         14.27

PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue                         1983       75,000           69.7       935             814          0.47         17.89
Totowa
999 Riverview Drive                        1988       56,066           91.9       923             908          0.46         17.91

Wayne
201 Willowbrook Boulevard (7)              1970      178,329           99.0       141             140          0.07         13.88

SOMERSET COUNTY, NEW JERSEY
Basking Ridge
222 Mt. Airy Road                          1986       49,000          100.0       434             434          0.22          8.86
233 Mt. Airy Road                          1987       66,000          100.0       762             740          0.38         11.55
Bridgewater
721 Route 202/206 (7)                      1989      192,741          100.0       220             220          0.11         19.84

UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue                          1985      182,555           87.6     3,688           3,214          1.84         23.07
Cranford
6 Commerce Drive                           1973       56,000          100.0       948             850          0.47         16.93

11 Commerce Drive (6)                      1981       90,000           82.2     1,063             947          0.53         14.39
12 Commerce Drive (7)                      1967       72,260           88.1        34              34          0.02          9.28

20 Commerce Drive                          1990      176,600           81.0     3,077           2,641          1.53         21.51
65 Jackson Drive                           1984       82,778          100.0     1,460           1,101          0.73         17.64

New Providence
890 Mountain Road (7)                      1977       80,000          100.0        92              92          0.05         19.99




                                         1997   Tenants Leasing
                                      Average   10% or More
                                    Effective   of Net
                                     Rent Per   Rentable Area
        Property                      Sq. Ft.   Per Property
        Location                      ($) (5)   as of 12/31/97 (6)
        --------                      -------   ------------------
Parsippany
600 Parsippany Road                     15.00   Metropolitan Life Insurance Co. (36%), IBM Corporation (30%)
Morris Plains
201 Littleton Road (7)                  18.69   Poppe Tyson, Inc. (34%), Xerox Corp. (29%), Willis Corroon Corp. of New
                                                Jersey (20%), CHEP USA (11%)
250 Johnston Road (7)                   14.83   Electronic Data Systems Corp. (100%)

Morris Township
340 Mt. Kemble Avenue (7)               14.01   AT&T Corp. (100%)
412 Mt. Kemble Avenue (7)               14.27   AT&T Corp. (100%)

PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue                      15.57   Motorola Inc. (19%)
Totowa
999 Riverview Drive                     17.62   Bank of New York (47%), Commonwealth Land Title Insurance Co. (11%),
                                                Bankers Mortgage Company (10%)
Wayne
201 Willowbrook Boulevard (7)           13.78   The Grand Union Co. (76%), Woodward-Clyde Consultants (23%)

SOMERSET COUNTY, NEW JERSEY
Basking Ridge
222 Mt. Airy Road                        8.86   Lucent Technologies Inc. (100%)
233 Mt. Airy Road                       11.21   AT&T Corp. (100%)
Bridgewater
721 Route 202/206 (7)                   19.84   Allstate Insurance Company (37%), Norris, McLaugin & Marcus, PA (31%),
                                                AT&T Corp. (20%)
UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue                       20.10   BDSI, Inc. (34%), Allstate Insurance Company (13%), The Equitable Life
                                                Assurance Society of the United States  (10%)
Cranford
6 Commerce Drive                        15.18   Excel Scientific Protocols, Inc. (32%), Public Service Electric & Gas Co. (18%),
                                                Columbia National, Inc. (13%)
11 Commerce Drive (6)                   12.82   Northeast Administrators (10%)
12 Commerce Drive (7)                    9.28   Dames & Moore (42%), Registrar & Transfer Co. (23%), Body Connections,
                                                Inc. (20%)
20 Commerce Drive                       18.46   Public Service Electric & Gas Co. (26%)
65 Jackson Drive                        13.30   Kraft General Foods, Inc. (35%), Allstate Insurance Co. (27%), Procter &
                                                Gamble Distribution Co., Inc. (18%), Unum Life Insurance Co. (14%)
New Providence
890 Mountain Road (7)                   19.99   Allstate Insurance Co. (59%), Dun & Bradstreet (25%), K Line America, Inc.
                                                (16%)

                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive (7)                   1987      118,727           98.7       114             114         0.06          16.91

NASSAU COUNTY, NEW YORK
North Hempstead
111 East Shore Road (7)                    1980       55,575          100.0        86              86         0.04          26.90
600 Community Drive (7)                    1983      206,274          100.0       280             280         0.14          23.59

ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard                        1988      180,000           98.3     3,214           3,169         1.60          18.16

WESTCHESTER COUNTY, NEW YORK
Elmsford
100 Clearbrook Road (6) (7)                1975       60,000           65.2       698             698         0.35          19.44
101 Executive Boulevard (7)                1971       50,000           79.0       834             828         0.42          23.00
570 Taxter Road (7)                        1972       75,000           97.6     1,277           1,271         0.64          19.01

Hawthorne
1 Skyline Drive (7)                        1980       20,400           99.0       164             164         0.08           8.85
2 Skyline Drive (7)                        1987       30,000           85.9       440             440         0.22          18.60
17 Skyline Drive (7)                       1989       85,000          100.0     1,260           1,260         0.63          16.15
30 Saw Mill River Road (7)                 1982      248,400          100.0     4,100           4,100         2.04          17.98
Tarrytown
200 White Plains Road (7)                  1982       89,000           98.5     1,552           1,483         0.77          19.29

220 White Plains Road (7)                  1984       89,000           93.2     1,626           1,611         0.81          21.36
White Plains
1 Barker Avenue (7)                        1975       68,000           93.3     1,371           1,367         0.68          23.54
3 Barker Avenue (7)                        1983       65,300          100.0     1,165           1,156         0.58          19.44
1 Water Street (7)                         1979       45,700           99.8       871             870         0.43          20.81
11 Martine Avenue (7)                      1987      180,000           94.4     3,793           3,753         1.89          24.32
50 Main Street (7)                         1985      309,000           94.5     6,407           6,387         3.19          23.91
Yonkers
1 Executive Boulevard (7)                  1982      112,000          100.0     1,780           1,767         0.89          17.32

3 Executive Plaza (7)                      1987       58,000          100.0     1,131           1,131         0.56          21.25


CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive (7)                   1989       60,696           98.3       866             866         0.43          22.26

1055 Westlakes Drive (7)                   1990      118,487          100.0     1,513           1,513         0.75          19.58



                                             1997   Tenants Leasing
                                          Average   10% or More
                                        Effective   of Net
                                         Rent Per   Rentable Area
        Property                          Sq. Ft.   Per Property
        Location                          ($) (5)   as of 12/31/97 (6)
        --------                          -------   ------------------

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive (7)                     16.91  Allstate Insurance Company (16%)

NASSAU COUNTY, NEW YORK
North Hempstead
111 East Shore Road (7)                      26.90  Adminstrations For The Professions, Inc. (100%)
600 Community Drive (7)                      23.59  CMP Media, Inc. (100%)

ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard                          17.91  The Prudential Insurance Co. (21%), Provident Savings F.A. (20%), Allstate
                                                    Insurance Co. (16%), John Alden Life Insurance Co. (11%)
WESTCHESTER COUNTY, NEW YORK
Elmsford
100 Clearbrook Road (6) (7)                  19.44
101 Executive Boulevard (7)                  22.84  Pennysaver Group Inc. (23%), MCS Business Solutions Inc. (11%)
570 Taxter Road (7)                          18.92  Connecticut General Life (16%), New York State United Teachers
                                                    Association (10%)
Hawthorne
1 Skyline Drive (7)                           8.85  Boxx International Corp. (50%), Childtime Childcare Inc. (49%)
2 Skyline Drive (7)                          18.60  Perini Construction (45%), MW Samara (41%)
17 Skyline Drive (7)                         16.15  IBM Corp. (100%)
30 Saw Mill River Road (7)                   17.98  IBM Corp. (100%)
Tarrytown
200 White Plains Road (7)                    18.43  Independent Health Associates (28%), Allmerica Financial (17%), NYS Dept.
                                                    of Environmental Services (13%)
220 White Plains Road (7)                    21.16  Stellare Management Corp. (11%)
White Plains
1 Barker Avenue (7)                          23.48  O'Connor McGuinn Conte (19%), United Skys Realty Corp. (18%)
3 Barker Avenue (7)                          19.29  Bernard C. Harris Publishing Co. Inc. (56%)
1 Water Street (7)                           20.76  Trigen Energy Co. (37%), Stewart Title Insurance Co. (16%)
11 Martine Avenue (7)                        24.06  McCarthy Fingar Donovan (11%), David Worby (11%)
50 Main Street (7)                           23.83  National Economic Research (10%)
Yonkers
1 Executive Boulevard (7)                    17.19  Wise Contact US Optical (12%), Protective Tech International (11%), York
                                                    International Agency (11%)
3 Executive Plaza (7)                        21.25  GMAC/MIC (48%), Metropolitan Life Insurance (29%), City & Suburban
                                                    Federal Savings Bank (15%)

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive (7)                     22.26  PNC Bank, NA (38%), Drinker Biddle & Reath (24%), Manchester, Inc.
                                                    (14%)
1055 Westlakes Drive (7)                     19.58  Tokai Financial Services Inc. (92%)

                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------
1205 Westlakes Drive (7)                   1988      130,265           99.1       1,748         1,748           0.87        20.77
1235 Westlakes Drive (7)                   1986      134,902           99.8       1,787         1,786           0.89        20.36


DELAWARE COUNTY, PENNSYLVANIA
Media
1400 Providence Road - Center I            1986      100,000           98.3       1,865         1,840           0.93        18.99
1400 Providence Road - Center II           1990      160,000           97.9       3,010         2,996           1.50        19.22
Lester
100 Stevens Drive                          1986       95,000           99.7       2,074         2,074           1.03        21.90
200 Stevens Drive                          1987      208,000           99.8       3,940         3,940           1.96        18.98
300 Stevens Drive                          1992       68,000          100.0       1,416         1,416           0.71        20.82

MONTGOMERY COUNTY, PENNSYLVANIA
Lower Providence
1000 Madison Avenue (7)                    1990      100,700           96.5         181           181           0.09        15.18


Plymouth Meeting
Five Sentry Parkway East                   1984       91,600          100.0       1,427         1,427           0.71        15.58
Five Sentry Parkway West                   1984       38,400          100.0         638           638           0.32        16.61
1150 Plymouth Meeting Mall (7)             1970      167,748           91.8         103           103           0.05        11.63


FAIRFIELD COUNTY, CONNECTICUT
Shelton
1000 Bridgeport Avenue (7)                 1986      133,000           85.3         983           983           0.49        20.67


BEXAR COUNTY, TEXAS
San Antonio
111 Soledad (7)                            1918      248,153           92.0          83            83           0.04         6.32
1777 N.E. Loop 410 (7)                     1986      256,137           95.4         188           188           0.09        13.38
84 N.E. Loop 410 (7)                       1971      187,312           91.4         141           141           0.07        14.32

200 Concord Plaza Drive (7)                1986      248,700           97.2         159           159           0.08        18.47


COLLIN COUNTY, TEXAS
Plano
555 Republic Place (7)                     1986       97,889          100.0          65            65           0.03        11.54




                                             1997   Tenants Leasing
                                          Average   10% or More
                                        Effective   of Net
                                         Rent Per   Rentable Area
        Property                          Sq. Ft.   Per Property
        Location                          ($) (5)   as of 12/31/97 (6)
        --------                          -------   ------------------
1205 Westlakes Drive (7)                     20.77  Provident Mutual Life Insurance Co. (35%), Oracle Corp. (30%)
1235 Westlakes Drive (7)                     20.34  Pepper Hamilton & Scheetz (18%), Ratner & Prestia (14%), Turner
                                                    Investment Partners (10%)

DELAWARE COUNTY, PENNSYLVANIA
Media
1400 Providence Road - Center I              18.74  Erie Insurance Company (11%)
1400 Providence Road - Center II             19.13  Barnett International (36%)
Lester
100 Stevens Drive                            21.90  SAP America, Inc. (82%)
200 Stevens Drive                            18.98  PNC Bank NA (52%), Keystone Mercy Health Plan (35%)
300 Stevens Drive                            20.82  SAP America, Inc. (50%), McLaren Hart Environmental Engineering Corp.
                                                    (33%), Keystone Mercy Health Plan (14%)
MONTGOMERY COUNTY, PENNSYLVANIA
Lower Providence
1000 Madison Avenue (7)                      15.18  Reality Online Inc. (37%), First Chicago Nat'l Proc. (21%), Danka Corp.
                                                    (14%), Seton Company (12%)

Plymouth Meeting
Five Sentry Parkway East                     15.58  Merck & Co. Inc. (73%), Selas Fuild Processing Corp. (23%)
Five Sentry Parkway West                     16.61  Merck & Co. Inc. (70%), David Cutler Group (30%)
1150 Plymouth Meeting Mall (7)               11.63  Computer Learning Centers, Inc. (18%), Ken Crest Services (16%), ATC
                                                    Group Services (14%)

FAIRFIELD COUNTY, CONNECTICUT
Shelton
1000 Bridgeport Avenue (7)                   20.67  Weseley Software Development (22%), William Carter Company (20%),
                                                    Toyota Motor Credit (11%), Land Star System, Inc. (11%)

BEXAR COUNTY, TEXAS
San Antonio
111 Soledad (7)                               6.32  SBC Communications, Inc. (34%)
1777 N.E. Loop 410 (7)                       13.38
84 N.E. Loop 410 (7)                         14.32  Pacificare of Texas, Inc. (29%), KBL Cable, Inc. (26%), Kraft General Foods
                                                    Inc. (25%)
200 Concord Plaza Drive (7)                  18.47  Colorado Sports Club Venture(22%), Merrill Lynch Pierce Fenner & Smith
                                                    (12%)

COLLIN COUNTY, TEXAS
Plano
555 Republic Place (7)                       11.54  William Smith Enterprises (22%), Kaiser Foundation Health Plan of Texas
                                                    (17%), Dayton Hudson Corporation (14%)

                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------
DALLAS COUNTY, TEXAS
Dallas
3030 LBJ Freeway (6) (7)                   1984      367,018           95.5         316           316           0.16        15.67
3100 Monticello (7)                        1984      173,837           90.7         131           131           0.07        14.44

8214 Westchester (7)                       1983       95,509           99.1          78            78           0.04        14.32

Irving
2300 Valley View (7)                       1985      142,634           99.3         123           123           0.06        15.09

Richardson
1122 Alma Road (7)                         1977       82,576          100.0          34            34           0.02         7.16

HARRIS COUNTY, TEXAS
Houston
10497 Town & Country Way (7)               1981      148,434           98.6         103           103           0.05        12.24
14511 Falling Creek (7)                    1982       70,999           90.1          34            34           0.02         9.24
1717 St. James Place (7)                   1975      109,574           92.8          67            67           0.03        11.45
1770 St. James Place (7)                   1973      103,689           96.6          69            69           0.03        11.97
5225 Katy Freeway (7)                      1983      112,213           90.9          60            60           0.03        10.22
5300 Memorial (7)                          1982      155,099           96.8         107           107           0.05        12.39


POTTER COUNTY, TEXAS
Amarillo
6900 IH - 40 West (7)                      1986       71,771           80.5          30            30           0.01         9.03

TARRANT COUNTY, TEXAS
Euless
150 West Parkway (7)                       1984       74,429           90.2          73            73           0.04        18.90


MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard (7)             1991      130,000          100.0          67            67           0.03         8.96
Phoenix
19640 North 31st Street (7)                1990      124,171          100.0          81            81           0.04        11.34
20002 North 19th Avenue (7)                1986      119,301          100.0          40            40           0.02         5.83
Scottsdale
9060 E. Via Linda Boulevard (7)            1984      111,200          100.0          81            81           0.04        12.66

SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
760 Market Street (7)                      1908      267,446           83.1         190           190           0.09        14.86

                                            1997   Tenants Leasing
                                         Average   10% or More
                                       Effective   of Net
                                        Rent Per   Rentable Area
        Property                         Sq. Ft.   Per Property
        Location                         ($) (5)   as of 12/31/97 (6)
        --------                         -------   ------------------
DALLAS COUNTY, TEXAS
Dallas
3030 LBJ Freeway (6) (7)                    15.67  Club Corporation of America (32%)
3100 Monticello (7)                         14.44  Insignia Commercial, Inc. (23%), Time Marketing Corporation (12%), Heath
                                                   Insurance Brokers, Inc. (10%)
8214 Westchester (7)                        14.32  Preston Business Center, Inc. (15%), Malone Mortgage Company America,
                                                   Inc. (11%), State Bank & Trust (11%)
Irving
2300 Valley View (7)                        15.09  Nokia, Inc. (52%), Alltel Information Services, Inc. (12%), Computer Task
                                                   Group, Inc. (12%)
Richardson
1122 Alma Road (7)                           7.16  MCI Telecommunications Corp. (100%)

HARRIS COUNTY, TEXAS
Houston
10497 Town & Country Way (7)                12.24  Vastar Resources, Inc. (23%), Texas Ohio Gas, Inc. (11%)
14511 Falling Creek (7)                      9.24  Nationwide Mutual Insurance Company (12%)
1717 St. James Place (7)                    11.45  MCX Corp (14%), Home Loan Corporation (10%)
1770 St. James Place (7)                    11.97  Gateway Homes, Inc. (10%)
5225 Katy Freeway (7)                       10.22
5300 Memorial (7)                           12.39  Drypers Corporation (20%), Datavox, Inc. (17%), HCI Chemicals USA, Inc.
                                                   (14%)

POTTER COUNTY, TEXAS
Amarillo
6900 IH - 40 West (7)                        9.03  Sitel Corporation (16%)

TARRANT COUNTY, TEXAS
Euless
150 West Parkway (7)                        18.90  Warrantech Automotive, Inc. (40%), Mike Bowman Realtors/Century 21
                                                   (17%), Landmark Bank-Mid Cities (16%)

MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard (7)               8.96  Honeywell, Inc. (100%)
Phoenix
19640 North 31st Street (7)                 11.34  American Express Travel Related Services Co., Inc. (100%)
20002 North 19th Avenue (7)                  5.83  American Express Travel Related Services Co., Inc. (100%)
Scottsdale
9060 E. Via Linda Boulevard (7)             12.66  Sentry Insurance A Mutual Company (100%)

SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
760 Market Street (7)                       14.86  R.H. Macy & Company, Inc. (26%), Comp USA, Inc. (12%)

                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------
HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard (7)                  1982      297,429           91.1         206           206           0.10        13.22


POLK COUNTY, IOWA
West Des Moines
2600 Westown Parkway (7)                   1988       72,265           95.3          59            59           0.03        14.89


DOUGLAS COUNTY, NEBRASKA
Omaha
210 South 16th Street (7)                  1894      319,535           89.9         178           178           0.09        10.77

-----------------------------------------------------------------------------------------------------------------------------------
Total Office Properties                           18,526,067           95.6    $165,164      $159,809          82.26       $17.72
-----------------------------------------------------------------------------------------------------------------------------------



                                            1997   Tenants Leasing
                                         Average   10% or More
                                       Effective   of Net
                                        Rent Per   Rentable Area
        Property                         Sq. Ft.   Per Property
        Location                         ($) (5)   as of 12/31/97 (6)
        --------                         -------   ------------------
HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard (7)                   13.22  Fowler, White, Gillen, Boggs, Villareal & Banker, PA (32%), Raytheon
                                                   Engineers & Constructors, Inc. (31%)

POLK COUNTY, IOWA
West Des Moines
2600 Westown Parkway (7)                    14.89  St. Paul Fire and Marine Insurance Company (19%), MCI
                                                   Telecommunications Corp. (14%), New England Mutual Life Insurance
                                                   Company (13%), American Express Financial Advisors, Inc. (10%)
DOUGLAS COUNTY, NEBRASKA
Omaha
210 South 16th Street (7)                   10.77  Union Pacific Railroad Company (70%)

---------------------------------------------------------------------------------------------------------------------------
Total Office Properties                    $17.41
---------------------------------------------------------------------------------------------------------------------------

                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------
The Office/Flex Properties:

MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive                          1989       13,275          100.0          226          226          0.11         17.02
200 Horizon Drive                          1991       45,770           85.3          445          445          0.22         11.40
300 Horizon Drive                          1989       69,780          100.0          912          901          0.45         13.07

500 Horizon Drive                          1990       41,205          100.0          452          424          0.23         10.97


MONMOUTH COUNTY, NEW JERSEY
Wall Township
1320 Wykoff Avenue                         1986       20,336          100.0          194          194          0.10          9.54
1324 Wykoff Avenue                         1987       21,168           75.0          200          199          0.10         12.60
1325 Campus Parkway                        1988       35,000           99.3          416          406          0.21         11.97
1340 Campus Parkway                        1992       72,502           94.6          595          589          0.30          8.68


1345 Campus Parkway (7)                    1995       76,300          100.0          648          648          0.32          9.20
1433 Highway 34                            1985       69,020           78.8          563          510          0.28         10.35

PASSAIC COUNTY, NEW JERSEY
Totowa
11 Commerce Way                            1989       47,025          100.0          437          432          0.22          9.29

20 Commerce Way                            1992       42,540           85.9          447          447          0.22         12.23
29 Commerce Way                            1990       48,930          100.0          465          420          0.23          9.50

40 Commerce Way                            1987       50,576          100.0          443          414          0.22          8.76

45 Commerce Way                            1992       51,207          100.0          482          456          0.24          9.41

60 Commerce Way                            1988       50,333          100.0          382          338          0.19          7.59

80 Commerce Way                            1996       22,500           88.7          211          138          0.11         10.57
100 Commerce Way                           1996       24,600          100.0           68           31          0.03          2.76

120 Commerce Way                           1994        9,024          100.0          128          128          0.06         14.18
140 Commerce Way                           1994       26,881           99.5          209          207          0.11          7.81

                                           1997   Tenants Leasing
                                        Average   10% or More
                                      Effective   of Net
                                       Rent Per   Rentable Area
        Property                        Sq. Ft.   Per Property
        Location                        ($) (5)   as of 12/31/97 (6)
        --------                        -------   ------------------
The Office/Flex Properties:

MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive                         17.02   HIP of New Jersey Inc. (100%)
200 Horizon Drive                         11.40   O.H.M. Remediation Services Corp. (85%)
300 Horizon Drive                         12.91   State of NJ/DEP (50%), McFaul & Lyons (26%), Fluor Daniel GTI
                                                  (24%)
500 Horizon Drive                         10.29   First Financial (30%), Lakeview Child Center, Inc. (19%), MCI Systems
                                                  House Corp. (18%), NJ Builders Assoc. (14%), Diedre Moire Corp. (11%)

MONMOUTH COUNTY, NEW JERSEY
Wall Township
1320 Wykoff Avenue                         9.54   Eastern Automation (71%), Lucent Technologies (29%)
1324 Wykoff Avenue                        12.53   Collectors Alliance (53%),  Supply Saver, Inc. (22%)
1325 Campus Parkway                       11.68   American Press Inc. (71%)
1340 Campus Parkway                        8.59   Groundwater & Environmental Services (33%), GEAC Comp (22%), State
                                                  Farm (17%), Association For Retarded Citizens (11%), Digital Lightwave,
                                                  Inc. (11%)
1345 Campus Parkway (7)                    9.20   Depot America, Inc. (37%), Quadramed Corp. (24%), De Vine Corp. (11%)
1433 Highway 34                            9.38   State Farm Mutual Insurance Co. (30%), New Jersey Natural Gas Co (24%)

PASSAIC COUNTY, NEW JERSEY
Totowa
11 Commerce Way                            9.19   Caremark Healthcare (78%), Olsten Health Services (11%), Siemens
                                                  Electromechanical (11%)
20 Commerce Way                           12.23   Motorola Inc. (45%), Siemens Fiber Optics (41%)
29 Commerce Way                            8.58   Sandvik Sorting Systems, Inc. (44%), Paterson Dental Supply Inc.  (23%),
                                                  Fujitec America Inc. (22%), Wiltel Communications (11%)
40 Commerce Way                            8.19   Thomson Electronics (43%), Interek Testing Services (29%), Snap-On, Inc.
                                                  (14%), System 3R USA (14%)
45 Commerce Way                            8.91   Ericsson Radio Systems Inc. (52%), Woodward Clyde Consultants (27%),
                                                  Security Technologies, Inc. (10%), Oakwood Corporate Housing (10%)
60 Commerce Way                            6.72   Relectronic Service Corp. (43%), Ericsson Inc. (29%), Maxlite S.K. America
                                                  (14%), HW Exhibits (14%)
80 Commerce Way                            6.91   Hey Diddle Diddle Inc. (40%), IDEXX Veterinary (37%), Bell Atlantic (12%)
100 Commerce Way                           1.26   Minolta Business Systems, Inc. (34%), Capstone Pharmaceutical (34%),
                                                  CCH Inc. (32%)
120 Commerce Way                          14.18   Deerfield Healthcare (100%)
140 Commerce Way                           7.74   Advanced Image System (20%), Philips Consumer Electronic, Inc. (1990), Holder
                                                  Group, Inc. (11%), Alpha Testing (10%), Dairygold (10%), Showa Tool USA, Inc.
                                                  (10%), Telsource, Inc. (10%), Universal Hospital Services (10%)



                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------
WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Westchester Plaza (7)                    1967       25,000          100.0         267           265          0.13         11.64

2 Westchester Plaza (7)                    1968       25,000          100.0         367           367          0.18         15.99

3 Westchester Plaza (7)                    1969       93,500          100.0       1,000         1,000          0.50         11.65

4 Westchester Plaza (7)                    1969       44,700           99.8         509           503          0.25         12.43
5 Westchester Plaza (7)                    1969       20,000          100.0         250           250          0.12         13.62

6 Westchester Plaza (7)                    1968       20,000           78.0         199           199          0.10         13.90
7 Westchester Plaza (7)                    1972       46,200           95.9         556           554          0.28         13.67

8 Westchester Plaza (7)                    1971       67,200           97.4         484           462          0.24          8.06
11 Clearbrook Road (7)                     1974       31,800          100.0         295           295          0.15         10.11

75 Clearbrook Road (7)                     1990       32,720          100.0         716           716          0.36         23.84
150 Clearbrook Road (7)                    1975       74,900          100.0         907           907          0.45         13.19

175 Clearbrook Road (7)                    1973       98,900           99.7         999           981          0.50         11.04
200 Clearbrook Road (7)                    1974       94,000           94.5         917           916          0.46         11.25

250 Clearbrook Road (7)                    1973      155,000           83.7       1,048         1,047          0.52          8.81
50 Executive Boulevard (7)                 1969       45,200           97.2         340           337          0.17          8.43
77 Executive Boulevard (7)                 1977       13,000          100.0         161           161          0.08         13.49
85 Executive Boulevard (7)                 1968       31,000           99.4         360           359          0.18         12.73

300 Executive Boulevard (7)                1970       60,000           99.7         526           526          0.26          9.58

350 Executive Boulevard (7)                1970       15,400           98.8         223           223          0.11         15.97
399 Executive Boulevard (7)                1962       80,000          100.0         879           879          0.44         11.97
400 Executive Boulevard (7)                1970       42,200           89.7         515           514          0.26         14.82

500 Executive Boulevard (7)                1970       41,600          100.0         535           533          0.27         14.01

525 Executive Boulevard (7)                1972       61,700          100.0         734           730          0.37         12.96
Hawthorne
4 Skyline Drive (7)                        1987       80,600           97.2       1,062         1,045          0.53         14.77
8 Skyline Drive (7)                        1985       50,000           98.9         618           618          0.31         13.62
10 Skyline Drive (7)                       1985       20,000          100.0         265           258          0.13         14.44

11 Skyline Drive (7)                       1989       45,000          100.0         549           549          0.27         13.29

15 Skyline Drive (7)                       1989       55,000          100.0         809           761          0.40         16.03

200 Saw Mill River Road (7)                1965       51,100           87.5         489           483          0.24         11.92

                                       1997   Tenants Leasing
                                    Average   10% or More
                                  Effective   of Net
                                   Rent Per   Rentable Area
        Property                    Sq. Ft.   Per Property
        Location                    ($) (5)   as of 12/31/97 (6)
        --------                    -------   ------------------
WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Westchester Plaza (7)               11.55   British Apparel (40%), American Greeting (20%), RS Knapp (20%),
                                              Thin Film Concepts (20%)
2 Westchester Plaza (7)               15.99   Board of Cooperative Education (80%), Kin-Tronics (10%), Squires
                                              Productions (10%)
3 Westchester Plaza (7)               11.65   Apria Healthcare (32%), Kangol Headwear (28%), V-Band Corp. (16%),
                                              Dental Concepts (12%)
4 Westchester Plaza (7)               12.29   Metropolitan Life (38%), EEV Inc. (34%), Arsys Innotech Corp. (13%)
5 Westchester Plaza (7)               13.62   Kramer Scientific (26%), Rokonet Industries (25%), UA Plumbers Education
                                              (25%), Fujitsu (12%), Furniture Etc. (12%)
6 Westchester Plaza (7)               13.90   Signacon Controls (28%), Xerox Corp. (28%), Girard Rubber Co. (13%)
7 Westchester Plaza (7)               13.62   Emigrant Savings Bank (57%), Fire End Croker (22%), Health Maintenance
                                              Programs (10%)
8 Westchester Plaza (7)                7.69   Ciba Specialty (19%), Mamiya America (17%), Kubra Data (15%)
11 Clearbrook Road (7)                10.11   Eastern Jungle Gym (27%), Treetops Inc. (21%), MCS Marketing (18%),
                                              Creative Medical Supplies (14%), Westchester Party Rental (14%)
75 Clearbrook Road (7)                23.84   Evening Out Inc. (100%)
150 Clearbrook Road (7)               13.19   Court Sports I (24%), Philips Medical (18%), Transwestern Publications
                                              (12%), ADT Security Systems, Inc. (11%)
175 Clearbrook Road (7)               10.84   36 Midland Ave Corp. (35%), Hypres Inc (15%)
200 Clearbrook Road (7)               11.24   36 Midland Ave Corp. (22%), Proftech Corp (20%), I R Industries (18%),
                                              Wyse Technology (15%)
250 Clearbrook Road (7)                8.80   AFP Imaging Corp (42%), The Artina Group (14%), Conri Services (11%)
50 Executive Boulevard (7)             8.36   MMO Music Group (69%), Medical Billing Associates (22%)
77 Executive Boulevard (7)            13.49   Bright Horizons Children (55%), WNN Corp. (35%)
85 Executive Boulevard (7)            12.69   VREX Inc (49%), Westhab Inc. (18%), John Caufield (13%), Saturn II
                                              Systems (11%)
300 Executive Boulevard (7)            9.58   Varta Batteries (44%), Princeton Ski Outlet (43%), LMG International Inc.
                                              (12%)
350 Executive Boulevard (7)           15.97   Copytex Corp. (99%)
399 Executive Boulevard (7)           11.97   American Banknote (72%), Kaminstein Imports (28%)
400 Executive Boulevard (7)           14.79   Baker Engineering (39%), North American Van Lines (25%), Execu
                                              Lunch, Inc. (13%)
500 Executive Boulevard (7)           13.96   Original Consume (36%), Dover Elevator (16%), Commerce Overseas (16%),
                                              Charles Martine (13%), Olsten Home Health (13%)
525 Executive Boulevard (7)           12.89   Vie De France (59%), New York Blood Center (21%)
Hawthorne
4 Skyline Drive (7)                   14.53   GEC Alsthom Int'l. (60%)
8 Skyline Drive (7)                   13.62   Cityscape Corp. (62%), Reveo Inc (29%)
10 Skyline Drive (7)                  14.06   Bi-Tronic Inc/LCA (51%), Phoenix Systems Int'l (33%), Galson Corp.
                                              (16%)
11 Skyline Drive (7)                  13.29   Cube Computer (41%), Bowthorpe Holdings (19%), Agathon Machine (12%),
                                              Planned Parenthood (11%)
15 Skyline Drive (7)                  15.08   United Parcel Service (34%), Tellabs (27%), Emisphere Technology (23%),
                                              Minolta Copier (16%)
200 Saw Mill River Road (7)           11.77   Walter Degruyter (21%), Monahans Plumbing (15%), ABSCOA (12%),
                                              Argents Air Express (12%)

                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------
Yonkers
1 Odell Plaza (7)                          1980      106,000          100.0       1,108         1,108           0.55        11.39

5 Odell Plaza (7)                          1983       38,400           99.6         444           444           0.22        12.65
7 Odell Plaza (7)                          1984       42,600           99.6         598           591           0.30        15.36
4 Executive Plaza (7)                      1986       80,000           99.9         851           836           0.42        11.60
6 Executive Plaza (7)                      1987       80,000          100.0         994           994           0.50        13.54

100 Corporate Boulevard (7)                1987       78,000           98.5       1,199         1,199           0.60        17.02

200 Corporate Boulevard South (7)          1990       84,000           99.7         478           478           0.24        14.97

FAIRFIELD COUNTY, CONNECTICUT
Stamford
419 West Avenue (7)                        1986       88,000           99.8       1,358         1,358          0.68         16.86
500 West Avenue (7)                        1988       25,000           83.9         279           279          0.14         14.49

550 West Avenue (7)                        1990       54,000          100.0         696           688          0.35         14.04

-----------------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Properties                       3,034,692           96.7     $32,507       $31,966         16.19        $12.10
-----------------------------------------------------------------------------------------------------------------------------------



                                            1997   Tenants Leasing
                                         Average   10% or More
                                       Effective   of Net
                                        Rent Per   Rentable Area
        Property                         Sq. Ft.   Per Property
        Location                         ($) (5)   as of 12/31/97 (6)
        --------                         -------   ------------------
Yonkers
1 Odell Plaza (7)                           11.39  Court Sports II (19%), Gannet Satellite (11%), Crown Trophy
                                                   (10%)
5 Odell Plaza (7)                           12.65  Voyetra Technologies (44%), Photo File Inc. (34%), Pharmerica Inc. (22%)
7 Odell Plaza (7)                           15.18  US Postal Service (41%), TT Systems Co. (24%), Bright Horizons (16%)
4 Executive Plaza (7)                       11.40  O K Industries (42%), E&B Giftware (17%)
6 Executive Plaza (7)                       13.54  Cablevision Systems (40%), KVL Audio Visual Services (12%), Empire
                                                   Managed Care Inc. (10%)
100 Corporate Boulevard (7)                 17.02  Montefiore Medical (19%), Xerox Corp. (13%), Minami Int'l. (12%),
                                                   Medigene (11%)
200 Corporate Boulevard South (7)           14.97  Belmay (32%), Montefiore Medical (23%), Codenoll Techonology (13%)

FAIRFIELD COUNTY, CONNECTICUT
Stamford
419 West Avenue (7)                        16.86   Smith Industries Aerospace (80%)
500 West Avenue (7)                        14.49   Stamford Assoc. (26%), TNT Skypac (26%), Lead Trackers (20%),
                                                   M. Cohen & Sons (11%)
550 West Avenue (7)                        13.88   Davidoff of Geneva (56%), Lifecodes Corp. (44%)

---------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Properties              $11.91
---------------------------------------------------------------------------------------------------------------------------

                                                                                                            Percentage
                                                                                                         of Total 1997
                                                                                                               Office,       1997
                                                                 Percentage                               Office/Flex,    Average
                                                         Net         Leased        1997          1997  and Industrial/  Base Rent
                                                    Rentable          as of        Base     Effective        Warehouse        Per
        Property                           Year         Area       12/31/97        Rent          Rent        Base Rent    Sq. Ft.
        Location                          Built    (Sq. Ft.)        (%) (1)  ($000) (2)    ($000) (3)              (%)    ($) (4)
        --------                          -----    ---------        -------  ----------    ----------  ---------------    -------

The Industrial/Warehouse Properties:

WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Warehouse Lane (7)                       1957        6,600          100.0          53            53          0.03          8.75
2 Warehouse Lane (7)                       1957       10,900          100.0          97            97          0.05          9.70
3 Warehouse Lane (7)                       1957       77,200          100.0         237           233          0.12          3.34
4 Warehouse Lane (7)                       1957      195,500           95.4       1,608         1,601          0.80          9.39

5 Warehouse Lane (7)                       1957       75,100           96.2         641           637          0.32          9.67

6 Warehouse Lane (7)                       1982       22,100           99.8         467           467          0.23         23.07
-----------------------------------------------------------------------------------------------------------------------------------
Total Industrial/Warehouse Properties                387,400           96.9      $3,103      $  3,088          1.55         $9.00
-----------------------------------------------------------------------------------------------------------------------------------
Total Office, Office/Flex,
 and Industrial/Warehouse Properties              21,948,159           95.8    $200,774      $194,863        100.00        $17.30
===================================================================================================================================



                                             1997   Tenants Leasing
                                          Average   10% or More
                                        Effective   of Net
                                         Rent Per   Rentable Area
        Property                          Sq. Ft.   Per Property
        Location                          ($) (5)   as of 12/31/97 (6)
        --------                          -------   ------------------
The Industrial/Warehouse Properties:

WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Warehouse Lane (7)                         8.75   JP Trucking Service (100%)
2 Warehouse Lane (7)                         9.70   RJ Bruno Roofing Inc. (55%), Savin Engineers PC (41%)
3 Warehouse Lane (7)                         3.29   United Parcel Service (100%)
4 Warehouse Lane (7)                         9.35   San Mar Laboratory (59%), Marcraft Clothes (18%), Adams Global Industries
                                                    (11%)
5 Warehouse Lane (7)                         9.61   F&V Distribution Co. (54%), E & H Tire Boxing (19%), Conway Import Co.
                                                    (10%)
6 Warehouse Lane (7)                        23.07   Conway General (96%)
----------------------------------------------------------------------------------------------------------------------------
Total Industrial/Warehouse Properties       $8.96
----------------------------------------------------------------------------------------------------------------------------
Total Office, Office/Flex,
 and Industrial/Warehouse Properties       $17.01
============================================================================================================================

See footnotes on subsequent page.

----------
(1)   Based on all leases in effect as of December 31, 1997.

(2) Total base rent for 1997, determined in accordance with generally accepted accounting principles (GAAP). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(3) Total base rent for 1997 minus total 1997 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.

(4) Base rent for 1997 divided by net rentable square feet leased at December 31, 1997. For those Properties acquired by the Company during 1997, amounts presented are annualized, as per Note 7.

(5) Effective rent for 1997 divided by net rentable square feet leased at December 31, 1997. For those Properties acquired by the Company during 1997, amounts presented are annualized, as per Note 7.

(6)   Excludes office space leased by the Company.

(7) As this Property was acquired by the Company during 1997, the amounts represented in 1997 base rent and 1997 effective rent reflect only that portion of the year during which the Company owned or placed the Property in service. Accordingly, these amounts may not be indicative of the Property's full year results. For comparison purposes, the amounts represented in 1997 average base rent per sq. ft. and 1997 average effective rent per sq. ft. for this Property have been calculated by taking 1997 base rent and 1997 effective rent for such Property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 1997. These annualized per square foot amounts may not be indicative of the Property's results had the Company owned or placed such Property in service for the entirety of 1997.

Retail Properties

The Company owned two stand-alone retail properties as of December 31, 1997, both acquired in the RM Transaction, described below:

The Company owns an 8,000 square foot restaurant, constructed in 1986, located in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Magic at Yonkers, Inc. for use as a Red Robin restaurant under a 25-year lease. The lease currently provides for fixed annual base rent of $230,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on the consumer price index ("CPI") over a base year CPI. The lease, which expires on June 30, 2012, includes scheduled rent increases in July 1997 to approximately $265,000 annually, and in July 2002 to approximately $300,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 1997 total base rent for the property, calculated in accordance with GAAP, was approximately $276,239.

The Company also owns a 9,300 square foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Fridays under a 10-year lease which provides for fixed annual base rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires on August 31, 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 1997 total base rent for the property, calculated in accordance with GAAP, was approximately $178,750.

Land Leases

The Company owned two land leases as of December 31, 1997, both acquired in the RM Transaction, described below:

The Company has land leased to Star Enterprises, where a 2,264 square-foot Texaco gas station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provides for annual rent of approximately $125,000 through January 1998, with an increase to approximately $145,000 annual rent through April 30, 2005. The lease also provides for two five-year renewal options. 1997 total base rent under this lease, calculated in accordance with GAAP, was approximately $131,974.

The Company also leases five acres of land to Rake Realty, where a 103,500 square-foot office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires on November 30, 2000. 1997 total base rent under this lease, calculated in accordance with GAAP, was approximately $88,418. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

Multi-family Residential Properties

The Company owned two multi-family residential properties, as of December 31, 1997, described below:

Tenby Chase Apartments, Delran, Burlington County, New Jersey
The Company's multi-family residential property, known as the Tenby Chase Apartments, was built in 1970. The property contains 327 units, comprised of 196 one-bedroom units and 131 two-bedroom units, with an average size of approximately 1,235 square feet per unit. The property had an average monthly rental rate of approximately $732 per unit during 1997 and was approximately
93.9 percent leased as of December 31, 1997. The property had 1997 total base rent of approximately $2.7 million, which represented approximately 1.3 percent of the Company's 1997 total base rent. The average occupancy rate for the property in each of 1997, 1996 and 1995, was 95.5 percent, 95.3 percent, and
93.6 percent, respectively.

25 Martine Avenue, White Plains, Westchester County, New York

The Company's multi-family residential property, acquired in the RM Transaction and known as 25 Martine Avenue, was built in 1987. The property contains 124 units, comprised of 18 studio units, 71 one-bedroom units and 35 two-bedroom units, with an average size of approximately 722 square feet per unit. The property had an average monthly rental rate of approximately $1,370 per unit during 1997 and was 95.2 percent leased as of December 31, 1997. The property had 1997 total base rent of approximately $2.0 million, which represented approximately 1.0 percent of the Company's 1997 total base rent. The average occupancy rate for the property in each of 1997, 1996 and 1995 was 97.6 percent,
96.4 percent and 98.3 percent, respectively.

Office Properties: Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the Office Properties beginning January 1, 1998, assuming that none of the tenants exercises renewal options:

                                                                                                                     Average Annual
                                                                   Percentage Of                                     Rent Per Net
                                          Net Rentable             Total Leased                 Annual Base          Rentable
                                          Area Subject             Square Feet                  Rent Under           Square Foot
                     Number Of            To Expiring              Represented By               Expiring             Represented
Year Of              Leases               Leases                   Expiring                     Leases               By Expiring
Expiration           Expiring (1)         (Sq. Ft.)                Leases (%) (2)               ($000) (3)           Leases ($)
----------           ------------         ----------------         -----------------            ---------------      --------------
1998..............          438              1,418,579                         8.07                $25,651                $18.08

1999..............          411              1,925,267                        10.96                 35,921                 18.66

2000..............          348              3,362,857                        19.14                 58,931                 17.52

2001..............          239              1,931,996                        10.99                 33,326                 17.25

2002..............          247              2,067,386                        11.76                 38,854                 18.79

2003..............           87              1,648,267                         9.38                 25,220                 15.30

2004..............           40                710,332                         4.04                 13,923                 19.60

2005..............           26                505,137                         2.88                  9,658                 19.12

2006..............           28                385,694                         2.19                  8,226                 21.33

2007..............           21                753,831                         4.29                 15,504                 20.57

2008..............            9                713,343                         4.06                 11,460                 16.07

2009 and thereafter          22              2,151,731                        12.24                 41,711                 19.38

------------------------------------------------------------------------------------------------------------------------------------
Total/Weighted
  Average.........        1,916             17,574,420                       100.00               $318,385                $18.12
------------------------------------------------------------------------------------------------------------------------------------


(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)   Excludes all space vacant as of December 31, 1997.

(3) Based upon aggregate base rent, determined in accordance with GAAP, including all leases dated on or before December 31, 1997.

Office/Flex Properties: Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the Office/Flex Properties, beginning January 1, 1998, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                                                      Average Annual
                                                                   Percentage Of                                      Rent Per Net
                                          Net Rentable             Total Leased                 Annual Base           Rentable
                                          Area Subject             Square Feet                  Rent Under            Square Foot
                     Number Of            To Expiring              Represented By               Expiring              Represented
Year Of              Leases               Leases                   Expiring                     Leases                By Expiring
Expiration           Expiring(1)          (Sq. Ft.)                Leases (% )(2)               ($000) (3)            Leases ($)
----------           -----------         -------------            -----------------            ------------          ---------------
1998.................    91                   486,027                    16.44                     $5,877                $12.09

1999.................    61                   439,528                    14.87                      5,023                 11.43

2000.................    56                   541,450                    18.32                      6,307                 11.65

2001.................    58                   615,916                    20.84                      7,589                 12.32

2002.................    53                   481,695                    16.29                      6,059                 12.58

2003.................     8                    78,195                     2.65                      1,034                 13.22

2004.................     4                    64,305                     2.18                        784                 12.19

2005.................     2                    17,575                     0.59                        208                 11.83

2006.................     3                    77,163                     2.61                      1,644                 21.31

2007.................     3                    86,918                     2.94                      1,217                 14.00

2008.................     2                    34,376                     1.16                        320                  9.31

2009 and thereafter..     2                    32,863                     1.11                        560                 17.04

-----------------------------------------------------------------------------------------------------------------------------------
Total/Weighted
  Average............   343                 2,956,011                   100.00                    $36,622                $12.39
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)   Excludes all space vacant as of December 31, 1997.

(3) Based upon aggregate base rent determined in accordance with GAAP, including all leases dated on or before December 31, 1997.

Industrial/Warehouse Properties: Schedule of Lease Expirations

The following table sets forth a schedule of the lease expirations for the Industrial/Warehouse Properties, beginning January 1, 1998, assuming that none of the tenants exercises renewal options or termination rights:

                                                                                                                     Average Annual
                                                                   Percentage Of                                     Rent Per Net
                                          Net Rentable             Total Leased                 Annual Base          Rentable
                                          Area Subject             Square Feet                  Rent Under           Square Foot
                     Number Of            To Expiring              Represented By               Expiring             Represented
Year Of              Leases               Leases                   Expiring                     Leases               By Expiring
Expiration           Expiring (1)         (Sq. Ft.)                Leases (%) (2)               ($000) (3)           Leases ($)
----------           ------------         --------------           -----------------            --------------       --------------
1998..............            8                148,913                        39.74                 $  893                 $ 6.00

1999..............            2                  7,500                         2.00                     76                  10.13

2000..............            4                 60,044                        16.02                    566                   9.43

2001..............            3                 33,778                         9.02                    597                  17.67

2002..............            1                 10,150                         2.71                    108                  10.64

2004..............            2                114,332                        30.51                  1,147                  10.03

------------------------------------------------------------------------------------------------------------------------------------
Total/Weighted
  Average.........           20                374,717                       100.00                 $3,387                 $ 9.04
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)   Excludes all space vacant as of December 31, 1997.

(3) Based upon aggregate base rent determined in accordance with GAAP, including all leases dated on or before December 31, 1997.

Harborside Financial Center, Jersey City, Hudson County, New Jersey

As the book value of Harborside was in excess of 10 percent of the Company's total assets at December 31, 1997, additional information regarding the Property is provided below.

Harborside, acquired by the Company on November 4, 1996, is a completely redeveloped, three-building office complex containing 1,886,800 square feet of net rentable area located in the Exchange Place Newport Center submarket of Jersey City, New Jersey. This submarket is a satellite office market of Manhattan and is occupied primarily by the support and technical operations of New York City-based financial institutions. The buildings, known as Plazas I, II and III, were developed as a complete reconstruction of existing buildings in two phases, with the first completed in 1983 and the second in 1990. The buildings are connected via an enclosed 1,000 foot waterfront promenade featuring restaurants, service retail shops and a food court, as well as an atrium lobby. The promenade includes various retail operations such as restaurants, a bank, and a dry cleaner. The property is situated on 47.98 acres for the existing building complex, 11.29 acres of undeveloped land, 5.78 acres of piers and 21.61 acres of underwater land (excluding piers).

Plaza I is served by six passenger elevators as well as a 15,000 lb. freight car. Plazas II and III are each served by ten passenger elevators and have seven oversized freight elevators in total. In addition, there are large shafts where freight elevators have been removed which enable tenants to bring significant electric telecommunications cabling to their space at minimal cost.

The property leases space to parking operators and provides for approximately 1,685 parking spaces including 200 spaces on the south pier. Public transportation to the property is available through the Exchange Place PATH rail station which is immediately adjacent to the property and links Harborside to downtown Manhattan in approximately four minutes. The PATH also provides access to midtown Manhattan, Newark and Hoboken in less than twenty minutes. The property is also connected to Manhattan by road via a three mile drive to the Holland Tunnel and a five-mile drive to the Lincoln Tunnel. Interstates 78 and 495, U.S. Routes 1, 9 and 440, and NJ Route 3 connect the property to locations throughout northern New Jersey.

The following table sets forth certain information (on a per rentable square foot basis unless otherwise indicated) about the Property since January 1, 1993 (based upon an average of all lease transactions during the respective periods):


                                                                                 Year Ended December 31,
                                                         1993             1994            1995              1996             1997
                                                         ----             ----            ----              ----             ----
Number of leases signed
   during period (1)                                        3                9               5                 8                1
Rentable square feet leased
   during period (1)                                   12,143          201,933          50,806           186,133           16,911
Base rent ($) (2)                                       20.35            16.04           22.33             20.41            22.43
Tenant improvements ($) (3)                             24.31            17.69           19.21             13.38               --
Leasing commissions ($) (4)                              8.68            10.28            4.71             10.45            16.68
Effective rent ($) (5)                                  13.86            13.91           19.95             18.07            20.75
Expense stop ($) (6)                                     3.42             3.91            2.52              4.34             7.97
Effective equivalent triple
   net rent ($) (7)                                     10.44            10.00           17.43             13.73            12.78
Occupancy rate at end of
   period (%) (1)                                        88.1             93.3            96.1              98.8             98.3

---------------------
(1) Includes only office tenants with lease terms of 12 months or longer. Excludes leases for amenities, parking, retail and month-to-month office tenants.

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

(5) Equals aggregate base rent received over their respective terms from all lease transactions during the period minus all tenant improvements, leasing commissions and other concessions from all lease transactions during the period, divided by the terms in months for such leases, multiplied by 12, divided by the total net rentable square feet under all lease transactions during the period.

(6) Equals the aggregate of each base year tax and common area maintenance pool multiplied by the respective pro rata share for all lease transactions during the period, divided by the total net rentable square feet leased under all lease transactions during the period.

(7)   Equals effective rent minus expense stop.

The following schedule sets forth the average percent leased and average annual rental per leased square foot for the years ended December 31, 1993 through 1997 for Harborside:

                                                                 Average Annual
                                      Average                    Base Rent Per
                                     Percentage                   Leased Square
               Year                 Leased (%) (1)                Foot ($) (2)
               ----                 --------------               -------------
               1997                    98.6                         20.34
               1996                    97.5                         16.23
               1995                    94.7                         15.99
               1994                    90.7                         15.26
               1993                    83.4                         16.36

---------------------
(1)   Average of beginning and end of year aggregate percentage leased.

(2) Total base rents for the year, determined in accordance with GAAP, divided by average of beginning and end of year aggregate net rentable area leased.


Four tenants at Harborside occupy approximately 65.6 percent of the net rentable square feet in the aggregate as of December 31, 1997, as follows:

Bankers Trust Harborside, Inc., a commercial bank, occupied 385,000 square feet (approximately 20.4 percent of the net rentable square feet of Harborside) at December 31, 1997, pursuant to a triple-net lease which expires March 31, 2003, with a five-year renewal option. Total rental income from Bankers Trust, including escalations and recoveries, was approximately $3.4 million for the year ended December 31, 1997. The lease provides, among other things, for an annual rent increase of $770,000 to an annual rent of approximately $3.3 million beginning on April 1, 1998.

Dow Jones Telerate Systems, Inc., a tele-communications firm, occupied 378,232 square feet at December 31, 1997 (approximately 20 percent of the net rentable square feet of Harborside) pursuant to various leases expiring June 30, 1999 through March 31, 2001, with two five-year renewal options of 187,817 square feet of space and one five-year option on 45,187 square feet of space. Total rental income from Dow Jones Telerate Systems, Inc., including escalations and recoveries, was approximately $9.7 million for the year ended December 31, 1997. Certain of the leases provide for annual rental increases totaling approximately $181,000 beginning in June 2001.

AICPA, a professional organization, occupied approximately 250,000 square feet (approximately 13.3 percent of the net rentable square feet of Harborside) at December 31, 1997, pursuant to a lease which expires July 31, 2012, with a ten-year renewal option. Total rental income from the AICPA, including escalations and recoveries, was approximately $7.5 million for the year ended December 31, 1997. The AICPA lease provides for, among other things, annual rental increases of approximately $836,000 in July 2002 and $836,000 in July 2007.

Dean Witter Trust Company ("Dean Witter"), a securities firm, occupied 225,078 square feet (approximately 11.9 percent of the net rentable square feet of Harborside) at December 31, 1997, pursuant to a lease which expires February 8, 2008, with a ten-year and a five-year renewal option. Total rental income from Dean Witter, including escalations and recoveries, was approximately $6.2 million for the year ended December 31, 1997. The lease provides for, among other things, annual rental increases of approximately $250,784 beginning in February 1998, $59,262 in September 2000, $537,393 in February 2003 and $126,990
in May 2003.

The following table sets forth a schedule of the lease expirations for Harborside, beginning January 1, 1998, assuming that none of the tenants exercise renewal options.

                                                                                                                     Average
                                                                                                                     Annual
                                                                   Percentage Of                                     Rent Per Net
                                          Net Rentable             Total Leased                 Annual Base          Rentable
                                          Area Subject             Square Feet                  Rent Under           Square Foot
                     Number Of            To Expiring              Represented By               Expiring             Represented
Year Of              Leases               Leases                   Expiring                     Leases               By Expiring
Expiration           Expiring (1)         (Sq. Ft.)                Leases (%) (2)               ($000) (3)           Leases ($)
----------           ------------         ----------------         -----------------            ---------------      -------------
1998..............            3                 28,511                         1.64               $    676               $ 23.71

1999..............            7                 85,209                         4.90                  1,986                 23.31

2000..............            6                289,577                        16.67                  5,763                 19.90

2001..............            2                 69,996                         4.03                  1,680                 24.00

2003..............            1                385,000                        22.16                  3,103                  8.06

2004..............            1                 24,729                         1.42                    590                 23.86

2005..............            5                118,971                         6.85                  1,735                 14.58

2006..............            7                100,807                         5.80                  2,157                 21.40

2007..............            2                 28,472                         1.64                    631                 22.16

2008 .............            4                221,461                        12.75                  4,129                 18.64

2009 and thereafter           5                384,644                        22.14                  9,300                 24.18

------------------------------------------------------------------------------------------------------------------------------------
Total/Weighted
  Average.........           43              1,737,377                       100.00                $31,750               $ 18.27
------------------------------------------------------------------------------------------------------------------------------------



(1) Includes office tenants only. Excludes leases for amenities, retail, parking and month-to-month office tenants.

(2)   Excludes all space vacant as of December 31, 1997.

(3) Based upon aggregate base rent, calculated in accordance with GAAP, including all leases dated on or before December 31, 1997.

The aggregate tax basis of depreciable real property at Harborside for federal income tax purposes was approximately $254.5 million as of December 31, 1997. Depreciation and amortization are computed on a straight-line basis over the estimated useful life of the real property which range from 15 to 39 years. There is no depreciable personal property associated with Harborside for federal income tax purposes as of December 31, 1997.

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

THE COMPANY'S REAL ESTATE MARKETS

The Company's Properties are located primarily in the Northeast and Southwest, including a predominant presence in New Jersey, New York, Pennsylvania, Texas and Arizona. The following is a discussion of the markets within which substantially all of the Company's properties are located:

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

Overall vacancy rates have declined in the Northern New Jersey market for the fifth consecutive year as a direct result of an increase in leasing activity and net absorption levels. Although some built-to-suit activity is present, speculative construction remains virtually nonexistent. The Company owns and operates approximately 8.6 million square feet of office and office/flex space in Northern New Jersey.

Central New Jersey: The Central New Jersey market consists of Union, Somerset, Hunterdon, Middlesex, Mercer and Monmouth Counties. Encompassing approximately 2,000 square miles in six counties, Central New Jersey is notable for its proximity to major highway arteries, including Interstates 78 and 287, Route 1, the Garden State Parkway and the New Jersey Turnpike. This market continues to be a prime location for Fortune 500 headquarters, research & development operations and financial, insurance and real estate (FIRE) sector businesses.

Central New Jersey vacancy rates are decreasing while average asking rents are increasing. This is, in part, attributable to the increase in demand, measured by leasing activity, which rose predominantly due to corporate expansions. The Company owns and operates approximately 2.6 million square feet of office and office/flex space in the Central New Jersey counties of Union, Mercer and Monmouth.

Suburban Philadelphia, Pennsylvania: The Suburban Philadelphia market consists of six counties in Pennsylvania on the west side of the Delaware River and eight counties in New Jersey on the east side of the Delaware River. The Pennsylvania counties consist of Bucks, Chester, Delaware, Montgomery, Lehigh and Northampton Counties. These six counties surround the City of Philadelphia, are home to many affluent communities, and are regarded as major centers for corporate and international business. The areas are served by an extensive highway network allowing easy access to Philadelphia International Airport and the Port of Philadelphia.

Over the last few years the overall vacancy rate in this region has declined and in 1996, the rate dipped below 10 percent for the first time as a result of strong leasing activity and virtually no new construction. The Company owns and operates approximately 1.5 million square feet of office space in these Suburban Philadelphia counties.

The New Jersey counties consist of Burlington, Camden, Atlantic, Ocean, Gloucester, Salem, Cumberland and Cape May Counties. This market has extensive geographic boundaries, stretching from the Delaware River to the Atlantic Ocean and Atlantic City. This region is mainly suburban, with the exception of Camden County, which is home to many affluent communities, and Atlantic City, one of the nation's largest centers for gaming/tourism.

The Company owns and operates approximately 228,300 square feet of office space and one 327-unit multi-family residential complex in Atlantic and Burlington Counties.

Rockland County, New York: Rockland County, New York is located north of the New Jersey/New York border directly adjacent to Bergen County. Rockland County has excellent highway access to both New York City via Interstate 87 and to New Jersey via Interstate 287.

The Company owns and operates a 180,000 square foot office property in Rockland County.

Westchester County, New York: Westchester County, New York, is located immediately north of New York City and is accessible to New York City by public transportation and through an extensive road network. In Westchester County, the vacancy rate has declined steadily over the last three years as the office market has absorbed 3 million square feet that IBM, AT&T and NYNEX vacated from 1989 to 1993. Speculative construction has been virtually non-existent during the past five years.

The Company owns and operates approximately 3.6 million square feet of office and office/flex space, 387,400 square feet of industrial/warehouse space, a 126-unit multi-family residential property, two stand-alone retail properties, and two land leases in Westchester County, New York. The Company entered this market for the first time with the RM Transaction.

Fairfield County, Connecticut: Fairfield County, Connecticut is the county in Connecticut closest in proximity with New York City. It has direct access to New York City via public transportation and through an extensive road network. The county is home to ten Fortune 500 headquarters and there has been a substantial decline in vacancy during the past two years.

The Company owns and operates approximately 300,000 square feet of office and office/flex space in Fairfield County. The Company entered this market for the first time with the RM Transaction.

Dallas-Fort Worth, Texas: The Dallas-Fort Worth market includes Dallas, Tarrant and portions of Collin and Denton Counties. The market includes the central business districts of both Dallas and Fort Worth and the suburban areas primarily to the north of those cities. Dallas-Forth Worth International Airport is one of the busiest airports in the nation and is important to the growth of the area. This area is home to the headquarters of numerous Fortune 500 companies. The Company entered this market for the first time with the Mack Transaction, and owns and operates approximately 1.0 million square feet of office space in Dallas, Tarrant and Collin Counties.

Houston, Texas: The Houston office market is comprised primarily of the city of Houston and its surrounding suburbs. Houston is a major location of Fortune 500 companies' headquarters, primarily in the oil and gas industries. Houston is also a major port serving the southern portion of the United States. The Company entered this market for the first time with the Mack Transaction, and owns and operates approximately 700,000 square-feet in the Houston market.

San Antonio, Texas: The San Antonio market consists primarily of Bexar County. San Antonio is located at the cross roads of two major arteries, Interstate 35 and Interstate 10, and is a primary location of military facilities. San Antonio is the third largest metropolitan area in Texas, behind Dallas and Houston. The Company entered this market for the first time with the Mack Transaction, and owns approximately 940,000 square feet of office space in Bexar County.

Phoenix, Arizona: The Phoenix market is comprised primarily of the city of Phoenix and several suburbs to the north and west, including Scottsdale. Phoenix is the focal point of Arizona, in addition to being the state capital. It is the location of numerous corporate headquarters and regional headquarter facilities. The Phoenix market has been considered one of the most rapidly growing markets in the county. The Company entered this market for the first time with the Mack Transaction, and owns and operates approximately 484,670 square feet of office space in the Phoenix market.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its Properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 11, 1997, the Company held a special meeting of shareholders (the "Special Meeting") to vote upon the Mack Transaction, among other things. At the Special Meeting, the shareholders voted upon and approved the following proposals: (i) the adoption of the contribution and exchange agreement, dated as of September 18, 1997, as amended, among the Company, the Operating Partnership and the Mack Company, pursuant to which the Mack Company contributed the Mack Properties to the Operating Partnership in exchange for a combination of cash, assumption of debt, common and preferred units and warrants to purchase common units. See "Recent Developments -- Mack Transaction." (Number of shares For:
37,992,118, Number of shares Against: 86,217, Number of shares Abstain: 155,603, Number of shares Broker Non-Vote: 0); (ii) the adoption of an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name from "Cali Realty Corporation" to "Mack-Cali Realty Corporation" (Number of shares For: 37,969,601, Number of shares Against: 119,714, Number of shares
Abstain: 144,623, Number of shares Broker Non-Vote: 0); (iii) the adoption of an amendment to the Company's Employee Stock Option Plan to increase the number of shares authorized thereunder by 2,200,000 shares, from 2,780,188 to 4,980,188 (Number of shares For: 35,151,729, Number of shares Against: 2,854,495, Number of shares Abstain: 226,713, Number of shares Broker Non-Vote: 1,001); and (iv) the adoption of two amendments to the Company's Director Stock Option Plan to
(a) increase the number of shares authorized thereunder by 200,000 shares, from 200,000 to 400,000 and (b) provide for the participation thereunder of non-employee members of the Advisory Board (Number of shares For: 35,566,739, Number of shares Against: 2,401,437, Number of shares Abstain: 264,759, Number of shares Broker Non-Vote: 993).

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The shares of the Company's common stock are traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange under the symbol "CLI".

Market Information

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 1997 and 1996, respectively:

      For the Year Ended December 31, 1997:

                                         High             Low          Close
                                         ----             ---          -----
      First Quarter                    $34.8750        $30.0000       $32.0000
      Second Quarter                   $34.0000        $28.7500       $34.0000
      Third Quarter                    $41.6250        $32.3750       $41.6250
      Fourth Quarter                   $42.6875        $36.2500       $41.0000

      For the Year Ended December 31, 1996:

                                         High             Low          Close
                                         ----             ---          -----
      First Quarter                    $23.6250        $20.7500       $22.3750
      Second Quarter                   $24.6250        $21.5000       $24.2500
      Third Quarter                    $27.1250        $22.6250       $27.1250
      Fourth Quarter                   $30.8750        $26.1250       $30.8750


On March 27, 1998, the closing Common Stock sales price on the NYSE was $39.0625 per share.

Holders

On March 27, 1998, the Company had 346 common shareholders of record.

Dividends and Distributions

As a result of the Company's improved operating performance, in September 1997, the Company announced an 11.1 percent increase in its regular quarterly distribution, commencing with the Company's distribution with respect to the third quarter of 1997, from $0.45 per share ($1.80 per share of Common Stock on an annualized basis) to $0.50 per share of Common Stock ($2.00 per share of Common Stock on an annualized basis). The Company declared a cash dividend of $0.50 per share on December 17, 1997 to stockholders of record on January 5, 1998. Also, on that date, the Company declared a cash distribution to the limited partners in the Operating Partnership that was equivalent to $0.50 per common unit, as well as the pro-rated fourth quarter preferred unit distribution aggregating approximately $888,000. The dividend and distributions were paid on January 16, 1998. The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, applicable legal restrictions and other factors.

ITEM 6.         SELECTED FINANCIAL DATA

Selected Financial Data
Mack-Cali Realty Corporation and Subsidiaries

The following table sets forth selected financial data on a consolidated basis for the Company and on a combined basis for the Cali Group. The consolidated selected financial data of the Company as of December 31, 1997, 1996, 1995 and 1994, and for the periods then ended, and the combined selected financial data of the Cali Group as of December 31, 1993 and for the periods ended August 30, 1994 and December 31, 1993 have been derived from financial statements audited by Price Waterhouse LLP, independent accountants.

====================================================================================================================================
Operating Data
                                                                    The Company                             The Cali Group
                                          --------------------------------------------------     ----------------------------------
                                                                                  August 31,     January 1,
                                                                                     1994 to         1994 to       Year Ended
                                                Year Ended December 31,         December 31,      August 30,     December 31,
In thousands, except per share data           1997         1996         1995            1994            1994             1993
====================================================================================================================================
Total revenues                            $249,801     $ 95,472     $ 62,335        $ 16,841        $ 33,637         $ 47,900
Operating and other expenses              $ 75,150     $ 29,662     $ 20,705        $  5,240        $ 11,155         $ 16,408
General and administrative                $ 15,862     $  5,800     $  3,712        $  1,079        $  2,288         $  2,618
Depreciation and amortization             $ 36,825     $ 14,731     $ 10,655        $  3,319        $  5,093         $  7,934
Interest expense                          $ 39,078     $ 13,758     $ 10,117        $  2,213        $ 13,969         $ 22,004
Non-recurring merger-related charges      $ 46,519           --           --              --              --               --
Income (loss) before minority interest
  and extraordinary item                  $ 36,367     $ 37,179     $ 17,146        $  4,990        $   (110)        $ (1,064)
Income (loss) before extraordinary item   $  4,988     $ 32,419     $ 13,638        $  3,939        $   (110)        $ (1,064)
Basic earnings per common share--
  before extraordinary item(1)            $   0.13     $   1.76     $   1.23         $  0.38
Diluted earnings per common share--
  before extraordinary item(1)            $   0.12     $   1.73     $   1.22         $  0.38
Dividends declared per common share       $   1.90     $   1.75     $   1.66         $  0.54
Basic weighted average shares
  outstanding                               39,266       18,461       11,122          10,500
Diluted weighted average shares
  outstanding                               44,156       21,436       14,041          13,302

====================================================================================================================================
Balance Sheet Data
                                                                                  The Company                        The Cali Group
                                                         ----------------------------------------------------------  ---------------
                                                                                   December 31,                         December 31,
In thousands                                                   1997            1996            1995            1994            1993
====================================================================================================================================
Rental property, before accumulated
  depreciation and amortization                          $2,629,616      $  853,352      $  387,675      $  234,470      $  213,675
Total assets                                             $2,593,444      $1,026,328      $  363,949      $  225,295      $  208,828
Mortgages and loans payable                              $  972,650      $  268,010      $  135,464      $   77,000      $  231,981
Total liabilities                                        $1,056,759      $  297,985      $  150,058      $   88,081      $  243,163
Minority interest                                        $  379,245      $   26,964      $   28,083      $   28,903              --
Stockholders' equity (partner's deficit)                 $1,157,440      $  701,379      $  185,808      $  108,311      $  (34,355)

====================================================================================================================================
Other Data
                                                                    The Company                                The Cali Group
                                                    ---------------------------------------------------   --------------------------
                                                                                             August 31,   January 1,
                                                                                                1994 to       1994 to     Year Ended
                                                              Year Ended December 31,      December 31,    August 30,   December 31,
In thousands                                             1997          1996          1995          1994          1994          1993
====================================================================================================================================
Cash flows provided by operating
  activities                                        $  98,142     $  46,823     $  28,446     $   6,367     $   6,328     $   2,735
Cash flows (used in) provided by
  investing activities                              $(939,501)    $(307,752)    $(133,736)    $  (8,947)    $   1,975     $  (3,227)
Cash flows provided by (used in)
  financing activities                              $ 639,256     $ 464,769     $  99,863     $   8,974     $  (1,038)    $    (886)
Funds from operations before
  distribution to preferred unitholders
  and minority interest of common
  unitholders(2)                                    $ 111,752     $  45,220     $  27,397     $   8,404
Funds from operations before
  minority interest(2)                              $ 110,864     $  45,220     $  27,397     $   8,404
------------------------------------------------------------------------------------------------------------------------------------

(1) Earnings per share (EPS) amounts were retroactively restated in accordance with FASB No. 128, except for the Cali Group periods, as the Cali Group consisted of a series of partnerships.
(2) The Company considers funds from operations (after adjustment for straight-lining of rents) one measure of REIT performance. Funds from operations is defined as net income (loss) before minority interest of unitholders (preferred and common) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary and significant non-recurring items and sales of property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative for net income as an indication of the Company's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to Funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Mack-Cali Realty Corporation and Subsidiaries

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto.

      The following comparisons for the year ended December 31, 1997 ("1997"), as compared to the year ended December 31, 1996 ("1996") and for 1996, as compared to the year ended December 31, 1995 ("1995") make reference to the following: (i) the effect of the "Same-Store Properties," which represent all properties owned by the Company at December 31, 1995 (for the 1997 versus 1996 comparison), and which represents all properties owned by the Company at December 31, 1994 (for the 1996 versus 1995 comparison), (ii) the effect of the acquisition of the RM Properties on January 31, 1997 (iii) the effect of the acquisition of the Mack Properties on December 11, 1997, (iv) the effect of the "Acquired Properties," which represent all properties acquired by the Company from January 1, 1996 through December 31, 1997 excluding the RM Properties and the Mack Properties, (for the 1997 versus 1996 comparison), and which represent all properties acquired by the Company from January 1, 1995 through December 31, 1996 (for the 1996 versus 1995 comparison), and (v) the effect of the "Disposition," which refers to the Company's sale of its Essex Road property on March 20, 1996.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Total revenues increased $154.3 million, or 161.6 percent, for 1997 over 1996. Base rents increased $129.3 million, or 168.1 percent, of which an increase of $61.4 million, or 79.7 percent, was attributable to the Acquired Properties, an increase of $58.4 million, or 75.9 percent, due to the RM Properties, an increase of $8.0 million, or 10.4 percent, due to the Mack Properties and an increase of $1.8 million, or 2.4 percent, due to occupancy and rental rate changes at the Same-Store Properties, offset by a decrease of $0.3 million, or
0.3 percent, due to the Disposition. Escalations and recoveries increased $16.7 million, or 115.7 percent, of which an increase of $11.2 million, or 77.4 percent, was attributable to the Acquired Properties, an increase of $4.9 million, or 34.2 percent, due to the RM Properties, an increase of $0.5 million, or 3.7 percent, due to the Mack Properties, and an increase of $0.1 million, or
0.4 percent, due to occupancy changes at the Same-Store Properties. Parking and other income increased $4.7 million, or 213.5 percent, of which $4.0 million, or
182.1 percent, was attributable to the RM Properties and $0.8 million, or 37.6 percent, was attributable to the Acquired Properties, offset by a decrease of $0.1 million, or 6.2 percent, due to the Same-Store Properties. Interest income increased $3.6 million, or 189.3 percent, due primarily to investment of the funds held from the Company's October 1997 common stock offering.

      Total expenses for 1997 increased $149.4 million, or 233.7 percent, as compared to 1996. Real estate taxes increased $16.6 million, or 176.7 percent, for 1997 over 1996, of which an increase of $6.6 million, or 69.6 percent, was attributable to the Acquired Properties, an increase of $9.0 million, or 95.9 percent, due to the RM Properties, an increase of $0.6 million, or 6.6 percent, due to the Mack Properties, and an increase of $0.5 million, or 5.1 percent, attributable to the Same-Store Properties, offset by a decrease of $0.1 million, or 0.5 percent, due to the Disposition. Additionally, operating services increased $18.7 million, or 154.9 percent, and utilities increased $10.1 million, or 124.2 percent, for 1997 over 1996. The aggregate increase in operating services and utilities of $28.8 million, or 142.6 percent, consists of $15.5 million, or 76.7 percent, attributable to the Acquired Properties, an increase of $12.9 million, or 63.8 percent, due to the RM Properties, and an increase of $1.7 million, or 8.2 percent, due to the Mack Properties, offset by a decrease of $1.1 million, or 5.3 percent, attributable to the Same-Store Properties and a decrease of $0.2 million, or 0.8 percent, due to the Disposition. General and administrative expense increased $10.1 million, or
173.5 percent, of which $7.1 million, or 121.1 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion in late 1996 and 1997 and $3.0 million, or 52.4 percent, is attributable to additional costs related to the RM Properties. Depreciation and amortization increased $22.1 million, or 150.0 percent, for 1997 over 1996, of which $10.4 million, or 70.4 percent, relates to depreciation on the Acquired Properties, an increase of $10.0 million, or 67.7 percent, attributable to the RM Properties, an increase of $1.0 million, or 6.6 percent, due to the Mack Properties, and an increase of $0.8 million, or 5.8 percent, due to the Same-Store Properties, offset by a decrease of $0.1 million, or 0.5 percent, due to the Disposition. Interest expense increased $25.3 million, or 184.0 percent, for 1997 over 1996, of which $12.2 million, or 88.6 percent, was attributable to the TIAA Mortgage, $9.1 million, or 66.5 percent, due to the Harborside Mortgages, an increase of $1.4 million, or 9.9 percent, due to assumed mortgages from the Mack Properties, and an increase of $8.3 million, or 60.1 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR, offset by a decrease of $5.7 million, or 41.1 percent, due to the August 1997 prepayment of the Mortgage Financing. Non-recurring merger-related charges of $46.5 million were incurred in 1997, as a result of the Mack Transaction.

MD&A

Mack-Cali Realty Corporation and Subsidiaries

      Income before gain on sale of rental property, minority interest, and extraordinary items increased to $36.4 million in 1997 from $31.5 million in 1996. The increase of $4.9 million was due to the factors discussed above.

      Net income decreased $30.5 million for 1997, from $31.9 million in 1996 to $1.4 million in 1997, primarily as a result of an increase in income allocable to minority interests of $26.6 million, including the effect of the beneficial conversion feature and distributions to preferred unitholders (See Note 13 to Financial Statements). Net income was also effected by a gain on the sale of the Disposition property of $5.7 million in 1996 and the recognition in 1997 of an extraordinary loss of $3.6 million (net of minority interest's share of $0.4 million), offset by an increase in income before gain on sale of rental property, minority interest and extraordinary item of $4.9 million, and the recognition in 1996 of an extraordinary loss of $0.5 million (net of minority interest's share of $0.1 million.)

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Total revenues increased $33.1 million, or 53.2 percent, for 1996 over 1995. Base rents increased $26.1 million, or 51.4 percent, of which an increase of $26.4 million, or 52.0 percent, was attributable to the Acquired Properties, and an increase of $0.9 million, or 1.8 percent, as a result of occupancy changes at the Same-Store Properties, offset by a decrease of $1.2 million, or 2.4 percent, as a result of the Disposition. Escalations and recoveries increased $4.9 million, or 51.8 percent, of which an increase of $4.6 million, or 49.0 percent, was attributable to the Acquired Properties, and $0.4 million, or 4.0 percent, as a result of occupancy changes at the Same-Store Properties, offset by a decrease of $0.1 million, or 1.2 percent, due to the Disposition. Parking and other income increased $0.5 million, or 29.5 percent, of which $0.3 million, or
17.9 percent, was attributable to the Same-Store Properties, and $0.3 million, or 15.9 percent, due to the Acquired Properties, offset by a decrease of $0.1 million, or 4.3 percent, due to the Disposition. Interest income increased $1.6 million for 1996 over 1995, due primarily to the funds held at December 31, 1996 from the Company's common stock offering in November 1996.

      Total expenses for 1996 increased $18.7 million, or 41.5 percent, as compared to 1995. Real estate taxes increased $3.5 million, or 60.4 percent, for 1996 over 1995, of which $3.6 million, or 60.9 percent, was a result of the Acquired Properties, and $0.1 million, or 2.6 percent, related to the Same-Store Properties, offset by a decrease of $0.2 million, or 3.1 percent, due to the Disposition. Additionally, operating services increased $3.6 million, or 42.4 percent, and utilities increased $1.8 million, or 28.6 percent. The aggregate increase in operating services and utilities of $5.4 million, or 36.5 percent, consists of $5.9 million, or 39.9 percent, attributable to the Acquired Properties, offset by a decrease of $0.5 million, or 3.4 percent, as a result of the Disposition. General and administrative expense increased $2.1 million, or
56.3 percent, of which $2.2 million, or 57.5 percent, is primarily attributable to an increase in payroll and related costs as a result of the Company's expansion in 1996, offset by a decrease of $0.1 million, or 1.2 percent, due to the Disposition. Depreciation and amortization increased $4.1 million, or 38.3 percent, for 1996 over 1995, of which $4.4 million, or 41.8 percent, related to depreciation on the Acquired Properties, offset by decreases of $0.1 million, or
1.3 percent, for amortization of deferred financing costs due to reduction in debt outstanding on the Same-Store Properties, and $0.2 million, or 2.2 percent, as a result of the Disposition. Interest expense increased $3.6 million, or 36.0 percent, primarily due to an increase in the average outstanding borrowings on the Company's credit facilities during 1996 over 1995 in connection with an increase in property acquisitions, as well as the increase in mortgage indebtedness assumed in connection with the acquisition of Harborside.

      Income before gain on sale of rental property, minority interest and extraordinary item increased to $31.5 million in 1996 from $17.1 million in 1995. The increase of $14.4 million was due to the factors discussed above.

      Net income increased $18.3 million for 1996, from $13.6 million in 1995 to $31.9 million in 1996, as a result of an increased in income before gain on sale of property, minority interest and extraordinary item of $14.4 million and a gain on sale of the Disposition property of $5.7 million, offset by the increase in minority interest of $1.3 million and the recognition in 1996 of an extraordinary loss for the early retirement of debt of $0.5 million (net of minority interest's share of $0.1 million).

Liquidity and Capital Resources

Statement of Cash Flows

During the year ended December 31, 1997, the Company generated $98.1 million in cash flows from operating activities, and together with $489.1 million in net proceeds from the Company's 13 million share offering in October 1997, $469.2 million in borrowings from the Company's credit facilities, $202.1 million from the Company's cash reserves, $200.0 million in proceeds from a short-term mortgage loan, $7.2 million of proceeds from stock options exercised, and $1.1 million from restricted cash, used an aggregate of $1.47 billion to purchase 132 properties and pay for other tenant improvements and building improvements for $929.0 million, repay outstanding borrowings on its credit facilities and other mortgage debt of $441.8 million, pay quarterly dividends and distributions of $74.5 million, provide $11.6 million for a Mortgage Note Receivable, repurchase 152,000 shares of the Company's common stock for $4.7 million, pay financing costs of $3.1 million, pay debt prepayment and other costs of $1.8 million and pay the amortization on mortgage principal of $0.4 million.

Capitalization

On August 13, 1996 the Company sold 3,450,000 shares of its common stock through a public stock offering (the "August 1996 Offering"). Net proceeds from the August 1996 Offering (after offering costs) were approximately $76.8 million.

      On November 4, 1996, the Company obtained a revolving credit facility ("Second Prudential Facility") from PSC currently totaling $100 million which bears interest at 110 basis points over one-month LIBOR, and matures on March 31, 1999. The Second Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Second Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements.

      In addition, on November 4, 1996, the Company assumed existing debt and was provided seller-financed mortgage debt aggregating $150 million in connection with the Harborside acquisition (see Note 7 to the Financial Statements).

      On November 22, 1996, the Company completed an underwritten public offer and sale of 17,537,500 shares of its common stock using several different underwriters to underwrite such public offer and sale (which included an exercise of the underwriters' over-allotment option of 2,287,500 shares). The Company received approximately $441.2 million in net proceeds (after offering costs) from the offering, and used such funds to complete certain of the Company's property acquisitions in November and December 1996, pay down outstanding borrowings on its revolving credit facilities, and invest in Overnight Investments.

      In connection with the RM Transaction on January 31, 1997, the Company assumed a $185.3 million non-recourse mortgage loan with TIAA (see Note 7 to the Financial Statements).

      From April 18, 1997 through April 24, 1997, the Company purchased, for constructive retirement, 152,000 shares of its outstanding common stock for $4.7 million. Concurrent with this purchase, the Company sold to the Operating Partnership 152,000 Common Units for $4.7 million.

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

      The lending group for the Unsecured Facility consist of: Fleet National Bank, The Chase Manhattan Bank, and Bankers Trust Company, as agents; PNC Bank, N.A., Bank of America National Trust and Savings Association, Commerzbank AG, and The First National Bank of Chicago, as co-agents; and KeyBank, Summit Bank, Crestar Bank, Mellon Bank, N.A., Signet Bank, and KredietBank NV.

      In conjunction with the Company obtaining the Unsecured Facility, the Company drew funds on the new facility to repay in full and terminate both the First Prudential Facility and the Bank Facility. The Company drew an additional $70 million to repay in full the outstanding balance under the Second Prudential Facility.

      On August 12, 1997, the Company prepaid in full and retired the secured Mortgage Financing from funds made available primarily from drawing on the Unsecured Facility (see Note 7 to the Financial Statements).

      With the Mack Transaction on December 11, 1997, the Company assumed an aggregate of approximately $291.9 million of mortgage indebtedness with eight separate lenders, encumbering 17 of the Mack Properties (the "Mack Mortgages"). Such debt matures at various dates from March 1998 through January 2009. The Mack Mortgages are comprised of an aggregate of approximately $199.9 million of fixed rate debt bearing interest at a weighted average rate of approximately
7.66 percent per annum, certain of which require monthly principal amortization payments, and an aggregate of approximately $92.0 million in variable rate debt bearing interest at a weighted average floating rate of approximately 76 basis points over LIBOR (see Note 7 to the Financial Statements).

      On December 10, 1997, the Company obtained a $200 million term loan from PSC (the "Prudential Term Loans"). The proceeds of the loan were used to fund a portion of the cash consideration in completion of the Mack Transaction. The loan has a one-year term and interest payments are required monthly at an interest rate of 110 basis points over one-month LIBOR. The loan is a recourse loan secured by 11 properties owned by the Company and located in New Jersey.

MD&A

Mack-Cali Realty Corporation and Subsidiaries

      On October 15, 1997, the Company completed an underwritten public offer and sale of 13,000,000 shares of its common stock (the "1997 Offering"), from which the Company received approximately $489.1 million in net proceeds (after offering costs). The Company used $160 million of such proceeds to repay outstanding borrowings on its Unsecured Facility and the remainder of the proceeds to fund a portion of the purchase price of the Mack Transaction, for other acquisitions, and for general corporate purposes.

      On February 25, 1998, the Company completed an underwritten public offer and sale of 2,500,000 shares of its common stock using one underwriter. The Company used the net proceeds, which totaled approximately $92.0 million (after offering costs) to make a partial paydown of outstanding borrowings under the Unsecured Facility and to fund the acquisition of Mountainview.

      Following the February 1998 stock offering, the Company has approximately $2.4 billion in availability under its effective equity shelf registrations.

      As of December 31, 1997, the Company had 114 unencumbered properties, totaling 11.3 million square feet, representing approximately 51.2 percent of the Company's year-end portfolio.

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

      The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the Second Prudential Facility and the Unsecured Facility. The Company is frequently examining potential property acquisitions and, at any given time, one or more of such acquisitions may be under consideration. Accordingly, the ability to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short term borrowings (including draws on the Company's credit facilities) and the issuance of debt securities or additional equity securities. In addition, the Company anticipates utilizing the Second Prudential Facility and the Unsecured Facility primarily to fund property acquisition activities.

      The Company does not intend to reserve funds to retire the existing TIAA Mortgage, Harborside Mortgages, Mack Mortgages, and borrowings under the revolving credit facilities or other long-term mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distribution discussed below may be adversely affected.

      To maintain its qualification as a REIT, the Company must make annual dividend payments to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly dividend payments to its stockholders which, based upon current policy, in the aggregate would equal approximately $104.9 million on an annualized basis, as well as quarterly distributions to unitholders. However, any such dividend or distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

Funds from Operations

The Company considers funds from operations, (after adjustment for straight-lining of rents), one measure of REIT performance. Funds from operations is defined as net income (loss) before minority interest of unitholders (preferred and common), computed in accordance with Generally Accepted Accounting Principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary and significant non-recurring items, and sales of property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

MD&A

Mack-Cali Realty Corporation and Subsidiaries

      Funds from operations for the year ended December 31, 1997, 1996, and 1995, calculated in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition published in March 1995, are summarized in the following table:

--------------------------------------------------------------------------------
In thousands
Year Ended December 31,                          1997         1996         1995
================================================================================
Income before non-recurring
  merger-related charges, gain
  on sale of rental property,
  distribution to preferred
  unitholders, minority interest,
  and extraordinary item                    $  82,886    $  31,521    $  17,146
Add: Real estate-related
  depreciation and amortization                36,599       14,677       10,563
Deduct: Rental income
  adjustment for straight-lining
  of rents                                     (7,733)        (978)        (312)
--------------------------------------------------------------------------------
Funds from operations after
  adjustment for straight-lining of
  rents and before distributions
  to preferred unitholders                  $ 111,752    $  45,220    $  27,397
Deduct: Distribution to preferred
  unitholders                                    (888)          --           --
--------------------------------------------------------------------------------
Funds from operations after
  adjustment for straight-lining
  of rents                                  $ 110,864    $  45,220    $  27,397
================================================================================
Fully-converted weighted average
  shares/units outstanding(1)                  43,739       21,171       13,986
--------------------------------------------------------------------------------
Weighted average shares/units
  outstanding(2)                               43,356       21,171       13,986
================================================================================
(1) Assumes redemption/conversion of all outstanding units (both preferred and common), calculated on a weighted average basis, for shares of common stock in the Company.
(2) Assumes redemption of all common units, calculated on a weighted average basis, for shares of common stock in the Company.

Inflation

The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

Disclosure Regarding Forward-Looking Statements

The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of The Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.





ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement, dated March 31, 1998, for its annual meeting of shareholders to be held on May 21, 1998.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement, dated March 31, 1998, for its annual meeting of shareholders to be held on May 21, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement, dated March 31, 1998, for its annual meeting of shareholders to be held on May 21, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement, dated March 31, 1998, for its annual meeting of shareholders to be held on May 21, 1998.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a) 1. Financial Statements and Report of Price Waterhouse LLP, Independent Accountants

        Consolidated Balance Sheets:

        Consolidated as of December 31, 1997 and 1996

        Consolidated Statements of Operations:

        Consolidated for the Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Changes in Stockholders' Equity:

        Consolidated for the Years Ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows:

        Consolidated for the Years Ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements


(a) 2.  Financial Statement Schedules

        Schedule III - Real Estate Investments and Accumulated
           Depreciation as of December 31, 1997

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.  Exhibits

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

EXHIBIT INDEX:

Exhibit
Number          Exhibit Title
------          -------------

10.99 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997 by and among the Company and the Mack Group
                (1)

10.100 Certificate of Designation of Series A Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (1)

10.101 Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack- Cali Realty, L.P. (1)

10.102 Certificate of Designation of Contingent Non-Participating Common Operating Partnership Units of Limited Partnership Interest of Mack- Cali Realty, L.P. (1)

10.103          Certificate of Designation of Series A Contingent
                Non-Participating Preferred Operating Partnership Units of Limited Partnership Interest of Mack- Cali Realty, L.P. (1)

10.104          Certificate of Designation of Series B Contingent
                Non-Participating Preferred Operating Partnership Units of Limited Partnership Interest of Mack- Cali Realty, L.P. (1)

10.105 Form of Warrant Agreement to purchase Common Operating Partnership Units of Limited Partnership Interest of Mack- Cali Realty, L.P. (1)

10.106 Warrant Agreement, dated December 12, 1997, executed in favor Mitchell E. Hersh to purchase shares of common stock (Common Stock), par value $.01 per share, of Mack-Cali Realty Corporation (1)

10.107 Warrant Agreement, dated December 12, 1997, executed in favor James Mertz to purchase shares of Common Stock of Mack-Cali Realty Corporation (1)

10.108 Warrant Agreement, dated December 12, 1997, executed in favor James Clabby to purchase shares of Common Stock of Mack-Cali Realty Corporation (1)

10.109 Registration Rights Agreement, dated December 11, 1997 among Mack-Cali Realty Corporation and the investors listed therein
                (1)

10.110 Second Amended and Restated Agreement of Limited Partnership, dated December 11, 1997, for Mack-Cali Realty, L.P. (1)

10.111 Employment Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and Mitchell E. Hersh (1)

10.112 Employment Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and Thomas A. Rizk (1)

10.113 Employment Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and Brant Cali (1)

10.114 Employment Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and John R. Cali (1)

10.115 Amended and Restated Employment Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and Roger W. Thomas
                (1)

10.116 Amended and Restated Employment Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and Barry Lefkowitz
                (1)

10.117 Amended and Restated Employment Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and Timothy M. Jones
                (1)

10.118 Non-Competition Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and Earle Mack (1)

10.119 Non-Competition Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and David Mack (1)

10.120 Non-Competition Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and Frederic Mack (1)

10.121 Non-Competition Agreement, dated December 11, 1997, between Mack-Cali Realty Corporation and William Mack (1)

10.122 Credit Agreement, dated as of December 10, 1997, by and among Cali Realty, L.P. and the other signatories thereto (1)

10.123 Form of Promissory Note, dated as of December 10, 1997, of Cali Realty, L.P. in favor of Prudential Securities Credit Corporation (1)

10.124 Mortgage, Security Agreement and assignment of Leases and Rents, dated as of December 10, 1997, in favor of Prudential Securities Credit Corporation (1)

10.125 Purchase and Sale Agreement dated November 19, 1997 between The Trooper Partnership, LTD. and Cali Realty Acquisition Corporation (2)

10.126 Contribution and Exchange Agreement among Princeton Overlook Limited Liability Company, Cali Realty, L.P. and Cali Realty Corporation, dated October 18, 1997

10.127 First Amendment to Contribution and Exchange Agreement among Princeton Overlook Limited Liability Company and Cali Realty, L.P. and Cali Realty Corporation, dated December 18, 1997

10.128 Purchase and Sale Agreement by and between The Concord Plaza Joint Venture, as Seller, and Cali Realty Acquisition Corp., as Buyer, dated December 19, 1997

10.129 Purchase and Sale Agreement between RMC Development Company, LLC and Cali Stamford Realty Associates L.P., dated January 23, 1998

10.130 Agreement of Sale between John S. McGarvey, Joanne H. McGarvey, et als., as Sellers, and Mack-Cali Realty, L.P. and Burlington Commerce Realty Associates, L.P., as Purchasers, dated January 30, 1998

10.131 Agreement of Sale between The Moorestown Twosome and Lancer Associates, L.L.C., as Seller, and Mack-Cali Realty, L.P., as Purchaser, dated January 30, 1998

10.132 Agreement by and between Lancer Associates, L.L.C. and Mack-Cali Realty, L.P., dated January 30, 1998

10.133          Loan Modification and Assumption Agreement by and among John S.
                McGarvey and Joanne H. McGarvey, Mack- Cali Realty, L.P., and Sun Life Assurance Company of Canada, dated January 30, 1998

10.134 Note and Mortgage Modification and Assumption Agreement, dated January 30, 1998, by and between Mack-Cali Realty, L.P. and First Union National Bank, successor by merger to First Fidelity Bank, National Association, and Bromley Common Associates

10.135 Loan Modification and Assumption Agreement, dated January 30, 1998, by and among Moorestown West Partnership, Mack-Cali Realty, L.P., and Sun Life Assurance Company of Canada

10.136 Agreement of Purchase and Sale by and between Brel Associates XIV, L.P. (Seller) and Mack-Cali Realty, L.P. (Purchaser), dated February 2, 1998

10.137 Purchase Agreement by and between 500 West Putnam Associates, Cecio Properties Limited Partnership, and Cali Realty Acquisition Corporation, dated February 3, 1998

10.138 Purchase Agreement for Real Property and Escrow Instructions between IB Brell, L.P., as Seller, and Mack-Cali Realty, L.P., as Buyer, dated February 4, 1998

10.139 First Amendment to Purchase Agreement for Real Property, dated February 23, 1998, by and between IB Brell, L.P., as Seller, and Mack-Cali Realty, L.P., as Buyer

10.140 First Amendment to Agreement of Purchase and Sale, dated March 12, 1998, by and between JMB Group Trust III, as Seller, and Mack-Cali Realty Acquisition Corp., as Purchaser

10.141 Agreement of Purchase and Sale by and between Group Trust III, as Seller, and Mack-Cali Realty Acquisition Corp., as Buyer, dated January 27, 1998

10.142 Underwriting Agreement, dated October 9, 1997, by and between Cali Realty Corporation and Prudential Securities Incorporated

10.143 Underwriting Agreement, dated February 19, 1998, by and between Mack-Cali Realty Corporation and Prudential Securities Incorporated

10.144 Underwriting Agreement, dated March 24, 1998, by and between Mack-Cali Realty Corporation and Wheat First Securities, Inc.

23              Consent of Price Waterhouse LLP

27              Financial Data Schedule

-------------------------------

(1) Incorporated by reference to the identically numbered exhibit to the Company's Form 8-K, dated December 11, 1997.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Form 8-K, dated January 16, 1998.

-------------------------------

(b).            Reports on Form 8-K

                The Company filed Current Reports on Form 8-K and 8-K/A, dated December 11, 1997 and September 19, 1997, respectively, during the quarter ended December 31, 1997. Items 2 and 7 were reported.

                          MACK-CALI REALTY CORPORATION


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Mack-Cali Realty Corporation
                                           ----------------------------
                                           (Registrant)

Date: March 30, 1998                       /s/ Barry Lefkowitz
                                           ------------------------------
                                           Barry Lefkowitz
                                           Executive Vice President
                                              and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: March 30, 1998                       /s/ John J. Cali
                                           ------------------------------
                                           John J. Cali
                                           Chairman of the Board


Date: March 30, 1998                       /s/ Thomas A. Rizk
                                           ------------------------------
                                           Thomas A. Rizk
                                           Chief Executive Officer and Director


Date: March 30, 1998                       /s/ Mitchell E. Hersh
                                           ------------------------------
                                           Mitchell E. Hersh
                                           President, Chief Operating Officer
                                              and Director


Date: March 30, 1998                       /s/ Barry Lefkowitz
                                           ------------------------------
                                           Barry Lefkowitz
                                           Executive Vice President
                                              and Chief Financial Officer


Date: March 30, 1998                       /s/ Brendan T. Byrne, Esq.
                                           ------------------------------
                                           Brendan T. Byrne, Esq.
                                           Director


Date: March 30, 1998                       /s/ Martin D. Gruss
                                           ------------------------------
                                           Martin D. Gruss
                                           Director

Date: March 30, 1998                       /s/ Jeffrey B. Lane
                                           ------------------------------
                                           Jeffrey B. Lane
                                           Director


Date: March 30, 1998                       /s/ Earle I. Mack
                                           ------------------------------
                                           Earle I. Mack
                                           Director


Date: March 30, 1998                       /s/ William L. Mack
                                           ------------------------------
                                           William L. Mack
                                           Director


Date: March 30, 1998                       /s/ Paul A. Nussbaum
                                           ------------------------------
                                           Paul A. Nussbaum
                                           Director


Date: March 30, 1998                       /s/ Alan G. Philibosian
                                           ------------------------------
                                           Alan G. Philibosian
                                           Director


Date: March 30, 1998                       /s/ Dr. Irvin D. Reid
                                           ------------------------------
                                           Dr. Irvin D. Reid
                                           Director


Date: March 30, 1998                       /s/ Vincent Tese
                                           ------------------------------
                                           Vincent Tese
                                           Director


Date: March 30, 1998                       /s/ Robert F. Weinberg
                                           ------------------------------
                                           Robert F. Weinberg
                                           Director

Report of Independent Accountants

To the Board of Directors and
Shareholders of Mack-Cali Realty Corporation

In our opinion, the consolidated financial statements listed in the index appearing in Item 14 (a) (1) and (2) present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
------------------------
Price Waterhouse LLP
New York, New York
February 26, 1998

Consolidated Balance Sheets
Mack-Cali Realty Corporation and Subsidiaries

In thousands, except per share amounts

December 31,                                                                          1997           1996
=========================================================================================================
Assets
Rental property
  Land                                                                         $   374,242    $    98,127
  Buildings and improvements                                                     2,206,462        718,466
  Tenant improvements                                                               44,596         35,626
  Furniture, fixtures and equipment                                                  4,316          1,133
---------------------------------------------------------------------------------------------------------
                                                                                 2,629,616        853,352
Less--accumulated depreciation and amortization                                   (103,133)       (68,610)
---------------------------------------------------------------------------------------------------------
  Total rental property                                                          2,526,483        784,742
Cash and cash equivalents (includes $201,269 in overnight investments
  at December 31, 1996)                                                              2,704        204,807
Unbilled rents receivable                                                           27,438         19,705
Deferred charges and other assets, net                                              18,989         11,840
Restricted cash                                                                      6,844          3,160
Accounts receivable, net of allowance for doubtful accounts of $327 and $189         3,736          2,074
Mortgage note receivable                                                             7,250             --
---------------------------------------------------------------------------------------------------------
Total assets                                                                   $ 2,593,444    $ 1,026,328
=========================================================================================================

=========================================================================================================
Liabilities and Stockholders' Equity
Mortgages and loans payable                                                    $   972,650    $   268,010
Dividends and distributions payable                                                 28,089         17,554
Accounts payable and accrued expenses                                               31,136          5,068
Rents received in advance and security deposits                                     21,395          6,025
Accrued interest payable                                                             3,489          1,328
---------------------------------------------------------------------------------------------------------
  Total liabilities                                                              1,056,759        297,985
---------------------------------------------------------------------------------------------------------
Minority interest of unitholders in Operating Partnership                          379,245         26,964
---------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued
Common stock, $.01 par value, 190,000,000 shares authorized,
  49,856,289 and 36,318,937 shares outstanding                                         499            363
Additional paid-in capital                                                       1,244,883        714,052
Dividends in excess of net earnings                                                (87,942)       (13,036)
---------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                     1,157,440        701,379
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                     $ 2,593,444    $ 1,026,328
=========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
Mack-Cali Realty Corporation and Subsidiaries

In thousands, except per share amounts
Year Ended December 31,                                                 1997         1996         1995
======================================================================================================
Revenues
Base rents                                                         $ 206,215    $  76,922    $  50,808
Escalations and recoveries from tenants                               31,130       14,429        9,504
Parking and other                                                      6,910        2,204        1,702
Interest income                                                        5,546        1,917          321
------------------------------------------------------------------------------------------------------
  Total revenues                                                     249,801       95,472       62,335
------------------------------------------------------------------------------------------------------

======================================================================================================
Expenses
Real estate taxes                                                     25,992        9,395        5,856
Utilities                                                             18,246        8,138        6,330
Operating services                                                    30,912       12,129        8,519
General and administrative                                            15,862        5,800        3,712
Depreciation and amortization                                         36,825       14,731       10,655
Interest expense                                                      39,078       13,758       10,117
Non-recurring merger-related charges                                  46,519           --           --
------------------------------------------------------------------------------------------------------
  Total expenses                                                     213,434       63,951       45,189
------------------------------------------------------------------------------------------------------
Income before gain on sale of rental property, minority interest
  and extraordinary item                                              36,367       31,521       17,146
Gain on sale of rental property                                           --        5,658           --
------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item                36,367       37,179       17,146
Minority interest                                                     31,379        4,760        3,508
------------------------------------------------------------------------------------------------------
Income before extraordinary item                                       4,988       32,419       13,638
Extraordinary item--loss on early retirement of debt
  (net of minority interest's share of $402 and $86)                  (3,583)        (475)          --
------------------------------------------------------------------------------------------------------
Net income                                                         $   1,405    $  31,944    $  13,638
======================================================================================================
Basic earnings per share:
  Income before extraordinary item                                 $    0.13    $    1.76    $    1.23
  Extraordinary item                                                   (0.09)       (0.03)          --
------------------------------------------------------------------------------------------------------
Net income                                                         $    0.04    $    1.73    $    1.23
======================================================================================================
Diluted earnings per share:
  Income before extraordinary item                                 $    0.12    $    1.73    $    1.22
  Extraordinary item                                                   (0.08)       (0.02)          --
------------------------------------------------------------------------------------------------------
Net income                                                         $    0.04    $    1.71    $    1.22
======================================================================================================
Dividends declared per common share                                $    1.90    $    1.75    $    1.66
------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                             39,266       18,461       11,122
Diluted weighted average shares outstanding                           44,156       21,436       14,041
======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Stockholders' Equity
Mack-Cali Realty Corporation and Subsidiaries

                                                                                             Retained
                                                                                             Earnings
                                                                             Additional (Dividends in    Unamortized          Total
                                                       Common Stock             Paid-In     Excess of          Stock  Stockholders'
In thousands                                      Shares      Par Value         Capital  Net Earnings)  Compensation         Equity
====================================================================================================================================
Balance at January 1, 1995                        10,500    $       105    $   109,920    $    (1,714)            --    $   108,311
  Net income                                          --             --             --         13,638             --         13,638
  Dividends                                           --             --             --        (19,238)            --        (19,238)
  Net proceeds from common stock offering          4,600             46         83,548             --             --         83,594
  Purchase of treasury stock                        (100)            (1)        (1,594)            --             --         (1,595)
  Conversion of Units to shares of
   common stock                                      105              1          1,097             --             --          1,098
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      15,105            151        192,971         (7,314)            --        185,808
  Net income                                          --             --             --         31,944             --         31,944
  Dividends                                           --             --             --        (37,666)            --        (37,666)
  Net proceeds from common stock offerings        20,987            210        518,009             --             --        518,219
  Conversion of Units to shares of
   common stock                                      101              1          1,072             --             --          1,073
  Proceeds from stock options exercised              126              1          2,000             --             --          2,001
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      36,319            363        714,052        (13,036)            --        701,379
  Net income                                          --             --             --          1,405             --          1,405
  Dividends                                           --             --             --        (76,311)            --        (76,311)
  Net proceeds from common stock offering         13,000            130        488,986             --             --        489,116
  Issuance of Stock Award Rights
   and Stock Purchase Rights                         351              4         12,522             --        (12,526)            --
  Amortization of stock compensation                  --             --             --             --         12,526         12,526
  Beneficial conversion feature                       --             --         26,801             --             --         26,801
  Purchase of treasury stock                        (152)            (2)        (4,678)            --             --         (4,680)
  Conversion of Units to shares of
   common stock                                        1             --             17             --             --             17
  Proceeds from stock options exercised              337              4          7,183             --             --          7,187
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      49,856    $       499    $ 1,244,883    $   (87,942)            --    $ 1,157,440
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Mack-Cali Realty Corporation and Subsidiaries

In thousands
Year Ended December 31,                                                      1997         1996         1995
===========================================================================================================
Cash Flows from Operating Activities
Net income                                                              $   1,405    $  31,944    $  13,638
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                           36,825       14,731       10,655
   Amortization of deferred financing costs                                   983        1,081        1,456
   Amortization of stock compensation                                      12,526           --           --
   Gain on sale of rental property                                             --       (5,658)          --
   Minority interest                                                       31,379        4,760        3,508
   Extraordinary item-loss on early retirement of debt                      3,583          475           --
  Changes in operating assets and liabilities:
   Increase in unbilled rents receivable                                   (7,733)        (979)        (312)
   Increase in deferred charges and other assets, net                      (9,507)      (4,335)      (1,678)
   Increase in accounts receivable, net                                    (1,663)        (629)         (99)
   Increase in accounts payable and accrued expenses                       17,569        1,823           35
   Increase in rents received in advance and
    security deposits                                                      10,614        2,911          878
  Increase in accrued interest payable                                      2,161          699          365
-----------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                             $  98,142    $  46,823    $  28,446
===========================================================================================================


===========================================================================================================
Cash Flows from Investing Activities
Additions to rental property                                            $(928,974)   $(318,145)   $(133,489)
Issuance of mortgage note receivable                                      (11,600)          --           --
Proceeds from sale of rental property                                          --       10,324           --
Decrease (increase) in restricted cash                                      1,073           69         (247)
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                 $(939,501)   $(307,752)   $(133,736)
===========================================================================================================


===========================================================================================================
Cash Flows from Financing Activities
Proceeds from mortgages and loans payable                               $ 669,180    $ 272,113    $  60,402
Repayments of mortgages and loans payable                                (442,185)    (294,819)     (20,702)
Payment of financing costs                                                 (3,095)          --         (102)
Debt prepayment premiums and other costs                                   (1,812)        (312)          --
Purchase of treasury stock                                                 (4,680)          --       (1,595)
Net proceeds from common stock offerings                                  489,116      518,219       83,594
Proceeds from stock options exercised                                       7,187        2,001           --
Payment of dividends and distributions                                    (74,455)     (32,433)     (21,734)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                             $ 639,256    $ 464,769    $  99,863
===========================================================================================================
Net (decrease) increase in cash and cash equivalents                    $(202,103)   $ 203,840    $  (5,427)
Cash and cash equivalents, beginning of period                            204,807          967        6,394
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $   2,704    $ 204,807    $     967
===========================================================================================================


   The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Mack-Cali Realty Corporation and Subsidiaries
(dollars in thousands, except per share or unit amounts)

1) Organization and Basis of Presentation

Organization

Mack-Cali Realty Corporation, (previously Cali Realty Corporation) a Maryland corporation, and subsidiaries (the "Company") is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of December 31, 1997, the Company owned and operated 189 properties (the "Properties") aggregating approximately 22.0 million square feet, consisting of 177 office and office/flex buildings totaling approximately 21.6 million square feet, six industrial/warehouse buildings totaling approximately 387,000 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Properties are located in ten states, primarily in the Northeast and Southwest.

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Company and its majority-owned subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the "Operating Partnership"). All significant intercompany accounts and transactions have been eliminated.

      The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2) Significant Accounting Policies

Rental Property - Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of construction. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

      Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets as follows:

--------------------------------------------------------------------------------
Buildings and improvements                                         5 to 40 years
--------------------------------------------------------------------------------
Tenant improvements                                   The shorter of the term of
                                                the related lease or useful life
--------------------------------------------------------------------------------
Furniture, fixtures and equipment                                  5 to 10 years
--------------------------------------------------------------------------------

      On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Management does not believe that the value of any of its rental properties is impaired.

Cash and Cash Equivalents - All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. At December 31, 1996, cash and cash equivalents included investments in overnight reverse repurchase agreements ("Overnight Investments") totaling $201,269. Investments in Overnight Investments are subject to the risks that the counter-party will default and the collateral will decline in market value. The Overnight Investments held by the Company at December 31, 1996 matured on January 2, 1997. The entire balance, including interest income earned, was realized by the Company and ultimately used in the funding of the RM Transaction on January 31, 1997 (see Note 3).

Deferred Financing Costs - Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $983, $1,081 and $1,456 for the years ended December 31, 1997, 1996 and 1995, respectively.

Deferred Leasing Costs - Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and are included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive fees as compensation ranging from 0.667 percent to
2.667 percent of adjusted rents. For the years ended December 31, 1997, 1996 and 1995, such fees, which are capitalized and amortized, approximated $761, $490 and $575, respectively.

Revenue Recognition - The Company recognizes base rental revenue on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking revenue includes income from parking spaces leased to tenants. Rental income on multi-family residential property under operating leases having terms generally of one year or less is recognized when earned.

      The Company receives reimbursements from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs (see Note 12).

Income and Other Taxes - The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 95 percent of its REIT taxable income to its shareholders and satisfies certain other requirements. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

Interest Rate Contracts - Interest rate contracts are utilized by the Company to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes.

      The differentials to be received or paid under contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses are deferred and amortized to interest expense over the remaining life of the associated debt to the extent that such debt remains outstanding.

Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128 ("FASB No. 128") the Company presents both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. FASB No. 128 is effective for the year ended December 31, 1997, and all prior annual and quarterly periods have been restated.

Dividends and Distributions Payable - The dividends and distributions payable at December 31, 1997 represents dividends payable to shareholders of record on January 5, 1998 (49,856,289 shares), distributions payable to minority interest common unitholders (6,097,477 common units) on that same date and preferred distributions to preferred unitholders (230,562 preferred units) for the fourth quarter 1997. The fourth quarter 1997 dividends and common unit distributions of $0.50 per share and per common unit (pro-rated for units issued during quarter), as well as the pro-rated fourth quarter preferred unit distribution aggregating $888, were approved by the Board of Directors on December 17, 1997 and were paid on January 16, 1998.

Extraordinary Item - Extraordinary item represents the effect resulting from the early settlement of certain debt obligations, net of write-offs of related deferred financing costs, prepayment penalties, yield maintenance payments and other related items.

Underwriting Commissions and Costs - Underwriting commissions and costs incurred in connection with the Company's stock offerings are reflected as a reduction of additional paid-in-capital.

Stock Options - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB No. 123"). See Note 13.

Non-recurring Charges - The Company considers non-recurring charges as costs incurred specific to significant non-recurring events that materially distort the comparative measurement of the Company's performance.

Reclassifications - Certain reclassifications have been made to prior period balances in order to conform with current period presentation.

3) Acquisitions/Transactions

In 1995, the Company acquired 27 office and office/flex properties totaling approximately 1.6 million square feet for a total cost of approximately $150,630. The acquired properties are all located in New Jersey and New York.

      In 1996, the Company acquired 15 office properties and completed construction on two office/flex properties totaling approximately 3.4 million square feet for a total cost of approximately $451,623. The acquired and constructed properties are all located in New Jersey and Pennsylvania. Concurrently with the acquisition of 103 Carnegie Center in Princeton, Mercer County, New Jersey, the Company sold its office building at 15 Essex Road in Paramus, Bergen County, New Jersey ("Essex Road"). The concurrent transactions with unrelated parties qualified as a tax-free exchange, as the Company used subsequently all of the proceeds from the sale of Essex Road to acquire 103 Carnegie Center.

Notes
Mack-Cali Realty Corporation and Subsidiaries

      On January 28, 1997, the Company acquired 1345 Campus Parkway ("1345 Campus"), a 76,300 square foot office/flex property, located in Wall Township, Monmouth County, New Jersey, for approximately $6,729 in cash, made available from the Company's cash reserves. The property is located in the same office park in which the Company previously acquired two office properties and four office/flex properties in November 1995.

      On January 31, 1997, the Company acquired 65 properties ("RM Properties") from Robert Martin Company, LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction (the "RM Transaction") was financed through the assumption of $185,283 of mortgage indebtedness ("TIAA Mortgage"), the payment of approximately $220,000 in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 common units, valued at $43,788.

      The RM Properties consist primarily of 54 office and office/flex properties aggregating approximately 3.7 million square feet and six industrial/warehouse properties aggregating approximately 387,000 square feet. The RM Properties are located primarily in established business parks in Westchester County, New York and Fairfield County, Connecticut. The Company has agreed not to sell certain of the RM Properties for a period of seven years without the consent of the RM principals, except for sales made under certain circumstances and/or conditions.

      In connection with the RM Transaction, the Company was granted a three-year option to acquire two properties (the "Option Properties"), under certain conditions, one of which was acquired in 1997 (see below). The purchase price for the remaining Option Property, under the agreement, is subject to adjustment based on different formulas and is payable in cash or common units.

      In connection with the RM Transaction, the Company holds a $7,250 mortgage loan ("Mortgage Note Receivable") secured by the remaining Option Property (see
Note 6).

      On May 8, 1997, the Company acquired four buildings in the Westlakes Office Park ("Westlakes"), a suburban office complex located in Berwyn, Chester County, Pennsylvania, totaling approximately 444,350 square feet. The properties were acquired for a total cost of approximately $74,700, which was made available primarily from drawing on one of the Company's credit facilities.

      On July 21, 1997, the Company acquired two vacant office buildings in the Moorestown Corporate Center, a suburban office complex located in Moorestown, Burlington County, New Jersey. The properties, each consisting of 74,000 square feet, were acquired for a total cost of approximately $10,200, which was made available from drawing on one of the Company's credit facilities.

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

      In conjunction with the acquisition of 200 Corporate, the sellers of the property, certain RM principals, prepaid $4,350 of the $11,600 Mortgage Note Receivable between the Company and such RM principals (See Note 6).

      On September 3, 1997, the Company acquired Three Independence Way ("Three Independence"), a 111,300 square-foot office building located in South Brunswick, Middlesex County, New Jersey. The property was acquired for approximately $13,388, which was made available from drawing on one of the Company's credit facilities.

      On November 19, 1997, the Company acquired 1000 Madison Avenue ("The Trooper Building"), a 100,655 square-foot office building located in Lower Providence Township, Montgomery County, Pennsylvania. The property was acquired for approximately $14,271, which was made available from the Company's cash reserves.

      On December 11, 1997, the Company acquired 54 office properties (the "Mack Properties") from the Mack Company and Patriot American Office Group (the "Mack Transaction"), pursuant to a Contribution and Exchange Agreement (the "Agreement"), for a total cost of approximately $1,102,024.

      The Mack Properties consist of 54 office properties comprising a total of approximately 9.2 million net rentable square feet, ranging from approximately 40,000 to 475,100 square feet. The Mack Properties are located primarily in the Northeast and Southwest, with a concentration of properties located in Northern New Jersey (25 properties compromising approximately 4.8 million square feet), Texas (17 properties comprising approximately 2.5 million square feet) and Arizona (four properties comprising 485,000 square feet).

      The total cost of the Mack Transaction was financed as follows: (i) $498,757 in cash made available from the Company's cash reserves and from the $200,000 Prudential Term Loan (See Note 7), (ii) $291,879 in debt assumed by the Company (the "Mack Mortgages"), (iii) the issuance of 1,965,886 common units, valued at $66,373, (iv) the issuance of 15,237 Series A preferred units and 215,325 Series B preferred units, valued at $236,491, (collectively, the "Preferred Units"), (v) warrants to purchase 2,000,000 common units (the "Unit Warrants"), valued at $8,524, and (vi) issuance of Contingent Units, as described below.

      In addition, 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units (collectively, the "Contingent Units") were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A Preferred Units, and Series B Preferred Units, respectively. Redemption of such Contingent Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity.

      With the Mack Transaction, the Company assumed an aggregate of approximately $291,879 of mortgage indebtedness with eight separate lenders, encumbering 17 of the Mack Properties. Such debt matures at various dates from March 1998 through January 2009. The Mack Mortgages are comprised of an aggregate of approximately $199,931 of fixed rate debt bearing interest at a weighted average rate of approximately 7.66 percent per annum, certain of which require monthly principal amortization payments, and an aggregate of approximately $91,948 in variable rate debt bearing interest at a weighted average floating rate of approximately 76 basis points over the London Inter-Bank Offered Rate (LIBOR). See Note 7.

      With the completion of the Mack Transaction, the Cali Realty Corporation name was changed to Mack-Cali Realty Corporation, and the name of the Operating Partnership was changed from Cali Realty, L.P. to Mack-Cali Realty, L.P.

      In connection with the Mack Transaction, Brant Cali, Brad W. Berger, Angelo R. Cali, Kenneth A. DeGhetto, James W. Hughes and Alan Turtletaub resigned from the Board of Directors of the Company. Mitchell E. Hersh, William
L. Mack and Earle I. Mack were added to the Board as "inside" members, and Martin D. Gruss, Jeffrey B. Lane, Vincent Tese and Paul A. Nussbaum were added as independent members.

      In accordance with the Agreement, Thomas A. Rizk remained Chief Executive Officer and resigned as President of the Company, with Mitchell E. Hersh appointed as President and Chief Operating Officer. The Company's other officers retained their existing positions and responsibilities, except that Brant Cali resigned as Chief Operating Officer and John R. Cali resigned as Chief Administrative Officer. Brant Cali and John R. Cali remained as officers of the Company as Executive Vice Presidents.

      Entering into new employment agreements with the Company after the Mack Transaction were Thomas A. Rizk, Mitchell E. Hersh, Brant Cali, and John R. Cali. Entering into amended and restated employment agreements were Roger W. Thomas, as Executive Vice President, General Counsel and Assistant Secretary, Barry Lefkowitz, as Executive Vice President and Chief Financial Officer and Timothy M. Jones, as Executive Vice President.

      Additionally, the Company entered into non-competition agreements with each of William, Earle, David and Fredric Mack, which restricted the business dealings of such individuals relative to their involvement in commercial real estate activities to those specified in the Agreement. The non-competition agreements have a term of the later of (a) three years from the completion of the Mack Transaction, or (b) the occurrence of specified circumstances including, but not limited to, the removal of William, Earle, David or Fredric Mack, respectively, from the Company's Board of Directors or Advisory Board, as applicable, and a decrease in certain ownership levels.

      In connection with the Mack Transaction, under each of the Company's executive officer's then existing employment agreements, due to a change of control of the Company (as defined in each employment agreement), each of the aforementioned officers received the benefit of the acceleration of (i) the immediate vesting and issuance of his restricted stock, including tax gross-up payments associated therewith, (ii) the forgiveness of his Stock Purchase Rights loan, including tax gross-up payments associated therewith, and (iii) the vesting of his unvested employee stock options and warrants. Additionally, under each of Thomas Rizk's, Brant Cali's and John R. Cali's employment agreements with the Company, each of these officers became entitled to receive certain severance-type payments, as a result of certain provisions in each of their agreements, triggered as result of the Mack Transaction. Finally, certain officers and employees of the Company were given transaction-based payments as a reward for their efforts and performance in connection with the Mack Transaction. The total expense associated with the acceleration of vesting of restricted stock, the forgiveness of Stock Purchase Rights loans, and the payment of certain severance-type payments, as well as performance payments and related tax-obligation payments, which were approved by the Company's Board of Directors and which took place simultaneous with completion of the Mack Transaction, totaled $45,769. Such expenses are included in non-recurring merger-related charges for the year ended December 31, 1997. See Note 13.

      On December 19, 1997 the Company acquired 100 Overlook Center ("Princeton Overlook") a 149,600 square-foot office building located in Princeton, Mercer County, New Jersey. The property was acquired for approximately $27,218, which was funded through the issuance of 41,421 common units valued at $1,624, with the remaining cash portion made available from drawing on one of the Company's credit facilities.

      Additionally, on December 19, 1997, the Company acquired 200 Concord Plaza Drive ("Concord Plaza"), a 248,700 square-foot office building located in San Antonio, Bexar County, Texas. The property was acquired for approximately $34,075, which was made available from drawing on one of the Company's credit facilities.

      On January 23, 1998, the Company acquired 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,300, which was funded from the Company's cash reserves. The vacant land, on which the Company plans to develop a 40,000 square-foot office/flex property, was acquired from RMC Development Co., LLC. In conjunction with the acquisition of the developable land, the Company signed a 15-year lease, on a triple-net basis, with a single tenant to occupy the entire property being developed.

Notes
Mack-Cali Realty Corporation and Subsidiaries

      On January 30, 1998, the Company acquired a 17-building office/flex portfolio, aggregating approximately 748,660 square feet located in the Moorestown West Corporate Center in Moorestown, Burlington County, New Jersey and in Bromley Commons in Burlington, Burlington County, New Jersey. The 17 properties were acquired for a total cost of approximately $46,993. The Company is under contract to acquire an additional four office/flex properties in the same locations. The Company also has an option to purchase a property following completion of construction and required lease-up for approximately $3,700. The purchase contract also provides the Company a right of first refusal to acquire up to six additional office/flex properties totaling 202,000 square feet upon their development and lease-up. The initial transaction was funded primarily from drawing on one of the Company's credit facilities as well as the assumption of mortgage debt with an estimated value of $8,419 (the "McGarvey Mortgages"). The McGarvey Mortgages currently have a weighted average annual effective interest rate of 6.24 percent and are secured by five of the office/flex properties acquired.

      On February 2, 1998, the Company acquired 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey. The building was acquired for approximately $5,100, which was made available from drawing on one of the Company's credit facilities.

      On February 5, 1998, the Company acquired 500 West Putnam Avenue, a 121,250 square-foot office building located in Greenwich, Fairfield County, Connecticut. The property was acquired for a total cost of approximately $20,125, funded from drawing on one of the Company's credit facilities, as well as the assumption of mortgage debt with an estimated value of $12,104 which bears interest at an annual effective interest rate of 6.52 percent.

      On February 25, 1998, the Company acquired 10 Mountainview Road, a 192,000 square-foot office building, located in Upper Saddle River, Bergen County, New Jersey. The property was acquired for approximately $24,500, which was made available from proceeds received from the Company's February 1998 offering of common stock (see Note 13).

      As of February 27, 1998, the Company's portfolio consisted of 209 properties aggregating approximately 23.1 million square feet, consisting primarily of office and office/flex buildings, located in ten states, primarily in the Northeast and Southwest.

      In March 1998, the Company agreed to acquire for $170,000 substantially all of the interests in Prudential Business Campus, an 875,000 square-foot office complex with five office buildings and a daycare center, plus land parcels, located in Parsippany and East Hanover, Morris County, New Jersey.

      Additionally, in March, the Company signed a contract to purchase Morris County Financial Center, a 308,215 square-foot two-building office complex also located in Parsippany, Morris County, New Jersey for $52,500.

      The Company also announced, in March, an agreement to acquire 19 properties from Pacifica Holding Company ("Pacifica"), a private real estate owner and operator in Denver, Colorado, for $188,000. The acquisition will include Pacifica's entire 1.4 million square-foot office portfolio, which includes 19 office buildings, and related operations; and 2.5 acres of land located in the Denver Tech Center. Pacifica's office properties are located in suburban Denver and Colorado Springs, Colorado.

================================================================================
4) Deferred Charges and Other Assets

--------------------------------------------------------------------------------
December 31,                                                 1997          1996
================================================================================
Deferred leasing costs                                   $ 20,297      $ 14,031
Deferred financing costs                                    3,640         5,390
--------------------------------------------------------------------------------
                                                           23,937        19,421
Accumulated amortization                                   (9,535)       (8,994)
--------------------------------------------------------------------------------
Deferred charges, net                                      14,402        10,427
Prepaid expenses and other assets                           4,587         1,413
--------------------------------------------------------------------------------
Total deferred charges and other assets, net             $ 18,989      $ 11,840
================================================================================

================================================================================
5) Restricted Cash

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

--------------------------------------------------------------------------------
December 31,                                                 1997           1996
================================================================================
Escrow and other reserve funds                             $1,278         $2,814
Security deposits                                           5,566            346
--------------------------------------------------------------------------------
Total restricted cash                                      $6,844         $3,160
================================================================================

================================================================================
6) Mortgage Note Receivable

In connection with the RM Transaction on January 31, 1997, the Company provided an $11,600 non-recourse, non-amortizing mortgage loan to entities controlled by the RM principals, bearing interest at an annual rate of 450 basis points over one-month LIBOR. The Mortgage Note Receivable, which is secured by the Option Properties and guaranteed by certain of the RM principals, matures on February 1, 2000. In addition, the Company received a three percent origination fee in connection with providing the Mortgage Note Receivable.

      In conjunction with the acquisition of 200 Corporate, one of the Option Properties, on August 15, 1997, the sellers of the property, certain RM principals, prepaid $4,350 of the Mortgage Note Receivable, leaving a remaining principal balance of $7,250 secured by the remaining Option Property. The Company also received a prepayment fee of $163.

================================================================================
7) Mortgages and Loans Payable

--------------------------------------------------------------------------------
December 31,                                                1997            1996
================================================================================
TIAA Mortgage                                           $185,283              --
Harborside Mortgages                                     150,000        $150,000
Mortgage Financing                                            --          64,508
CIGNA Mortgages                                           86,650              --
Mitsubishi Mortgages                                      72,204              --
Prudential Mortgages                                      62,205          18,445
Other Mortgages                                           88,474              --
Prudential Term Loan                                     200,000              --
Revolving Credit Facilities                              122,100          29,805
Contingent Obligation                                      5,734           5,252
--------------------------------------------------------------------------------
Total mortgages and loans payable                       $972,650        $268,010
================================================================================

TIAA Mortgage

In connection with the RM Transaction, on January 31, 1997, the Company assumed a $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America ("TIAA"), with interest only payable monthly at a fixed annual rate of 7.18 percent. The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Company, at its option, may convert the TIAA Mortgage to unsecured debt upon achievement by the Company of an investment grade credit rating of Baa3/BBB- or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance.

Harborside Mortgages

In connection with the acquisition of Harborside Financial Center ("Harborside"), on November 4, 1996, the Company assumed existing mortgage debt and was provided seller-financed mortgage debt aggregating $150,000. The existing financing, with a principal balance of $104,768 as of December 31, 1997, bears interest at a fixed rate of 7.32 percent per annum for a term of approximately nine years. The seller-provided financing, with a principal balance of $45,232 as of December 31, 1997, also has a term of approximately nine years and initially bears interest at a rate of 6.99 percent per annum. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity.

Mortgage Financing

The $64,508 in mortgage financing (the "Mortgage Financing") consisted of $43,313, which bore interest at a net cost to the Company equal to a fixed rate of 8.02 percent per annum and $20,195, which bore interest at a net cost to the Company equal to a floating rate of 100 basis points over one-month LIBOR with a lifetime interest rate cap of 11.6 percent. On August 12, 1997, the Company retired the Mortgage Financing with funds made available primarily from drawing on the Unsecured Facility (see below). On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Mortgage Financing, an extraordinary loss of $3,583, net of minority interest's share of the loss ($402) was recorded for the year ended December 31, 1997.

CIGNA Mortgages

In connection with the Mack Transaction, the Company assumed non-recourse mortgage debt (the "CIGNA Mortgages") aggregating $86,650 in principal as of December 31, 1997, with Connecticut General Life Insurance Company (CIGNA). Such mortgages, which are secured by five of the Mack Properties, bear interest at a weighted average annual fixed rate of 7.77 percent and require monthly payments of interest and principal on various term amortization schedules. The CIGNA Mortgages mature between March 1998 and October 2003.

Mitsubishi Mortgages

In connection with the Mack Transaction, the Company assumed non-recourse variable-rate mortgage debt (the "Mitsubishi Mortgages") aggregating $72,204 in principal as of December 31, 1997 with Mitsubishi Trust and Banking Corporation. Such mortgages, which are secured by two of the Mack Properties, bear interest payable monthly at a variable rate of 65 basis points over LIBOR (5.72 percent at December 31, 1997) and mature between January 2008 and January 2009.

Prudential Mortgages

The Company has mortgage debt (the "Prudential Mortgages") aggregating $62,205 in principal as of December 31, 1997 with Prudential Insurance Company of America, substantially all of which was assumed in the Mack Transaction. Such mortgages, which are secured by three properties, bear interest at a weighted average annual fixed rate of 8.43 percent, all of which require monthly payments of interest. In addition, certain of the Prudential Mortgages also require monthly payments of principal, in addition to interest, on various term amortization schedules. The Prudential Mortgages mature between October 2003 and July 2004.

Other Mortgages

The Company has mortgage debt ("Other Mortgages") aggregating $88,474 in principal as of December 31, 1997 with six different lenders, all of which was assumed in the Mack Transaction, and are secured by eight of the Mack Properties. The Other Mortgages are comprised of: (i) fixed rate debt aggregating $69,110, which bears interest at a weighted average fixed rate of
7.11 percent, and require monthly payments of principal and interest on various term amortization schedules, and (ii) variable rate debt aggregating $19,364, which bears interest at 115 basis points over LIBOR. The Other Mortgages mature between February 1999 and September 2005.

Prudential Term Loan

On December 10, 1997, the Company obtained a $200,000 term loan (the "Prudential Term Loan") from Prudential Securities Credit Corp. ("PSC"). The proceeds of the loan were used to fund a portion of the cash consideration in completion of the Mack Transaction. The loan has a one-year

Notes
Mack-Cali Realty Corporation and Subsidiaries

term and interest payments are required monthly at an interest rate of 110 basis points over one-month LIBOR. The loan is a recourse loan secured by 11 properties owned by the Company and located in New Jersey.

Revolving Credit Facilities

First Prudential Facility - The Company had a $70,000 revolving credit facility (the "First Prudential Facility") with PSC. The First Prudential Facility bore interest at a floating rate equal to 150 basis points over one-month LIBOR for the period January 1, 1996 through August 31, 1996. Effective September 1, 1996, the interest rate was reduced to a floating rate equal to 125 basis points over one-month LIBOR. In conjunction with obtaining the Unsecured Facility (see below), the Company repaid in full and terminated the First Prudential Facility on August 7, 1997. The Company had outstanding borrowings of $6,000 at December 31, 1996 under the First Prudential Facility.

Bank Facility - The Company had a revolving credit facility (the "Bank Facility"), secured by certain of its properties, in the amount of $75,000 from two participating banks. The Bank Facility had a three-year term and bore interest at 150 basis points over one-month LIBOR. In conjunction with obtaining the Unsecured Facility (see below), the Company repaid in full and terminated the Bank Facility on August 7, 1997. The Company had outstanding borrowings of $23,805 at December 31, 1996 under the Bank Facility.

Second Prudential Facility - The Company has a revolving credit facility ("Second Prudential Facility") from PSC in the amount of $100,000 which currently bears interest at 110 basis points over one-month LIBOR, and matures on March 31, 1999. The Second Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Second Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. The Company had no outstanding borrowings at December 31, 1997 and 1996 under the Second Prudential Facility.

Unsecured Facility - On August 6, 1997, the Company obtained an unsecured revolving credit facility (the "Unsecured Facility") in the amount of $400,000 from a group of 13 lender banks. The Unsecured Facility has a three-year term and currently bears interest at 125 basis points over one-month LIBOR. Based upon the Company's achievement of an investment grade long-term unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

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

      The lending group for the Unsecured Facility consist of: Fleet National Bank, The Chase Manhattan Bank, and Bankers Trust Company, as agents; PNC Bank, N.A., Bank of America National Trust and Savings Association, Commerzbank AG, and The First National Bank of Chicago, as co-agents; and KeyBank, Summit Bank, Crestar Bank, Mellon Bank, N.A., Signet Bank, and KredietBank NV.

      In conjunction with the Company obtaining the Unsecured Facility, the Company drew funds on the new facility to repay in full and terminate both the First Prudential Facility and the Bank Facility. The Company had outstanding borrowings of $122,100 at December 31, 1997 under the Unsecured Facility.

Contingent Obligation

As part of the Harborside acquisition, the Company agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. For the year ended December 31, 1997, interest was imputed on the Contingent Obligation, thereby increasing the balance of the Contingent Obligation to $5,734 as of December 31, 1997.

Interest Rate Contracts

The Company has an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to 6.285 percent per annum on a notional amount of $24,000 through August 1999.

      The Company has another interest rate swap agreement with a commercial bank. This swap agreement has a three-year term and a notional amount of $26,000, which fixes the Company's one-month LIBOR base to 5.265 percent per annum through January 1999.

      On November 20, 1997, the Company entered into a seven-year, interpolated U.S. Treasury interest rate lock agreement with a commercial bank. The agreement fixes the Company's base Treasury rate to 5.88 percent per annum on a notional amount of $150,000.

      The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Company does not anticipate non-performance by any of its counterparties.

Scheduled Principal Payments, Interest Paid and Capitalized Interest

Scheduled principal payments on the mortgages and loans payable, as of December 31, 1997, are as follows:

--------------------------------------------------------------------------------
Year                                                                      Amount
================================================================================
1998                                                                    $278,788
1999                                                                      61,848
2000                                                                     125,265
2001                                                                       5,538
2002                                                                      10,406
Thereafter                                                               490,805
--------------------------------------------------------------------------------
Total                                                                   $972,650
================================================================================

      Cash paid for interest for the years ended December 31, 1997, 1996, and 1995 was $36,917, $12,096, and $8,322, respectively. Interest capitalized by the Company for the years ended December 31, 1997, 1996 and 1995 was $820, $118 and $27, respectively.

8) Minority Interest

Minority interest in the accompanying consolidated financial statements relates to common units in the Operating Partnership, in addition to certain preferred units in the Operating Partnership issued in conjunction with the Mack Transaction, held by parties other than the Company. Preferred and common units issued during 1997 are described in Note 3.

Preferred Units

As described in Note 3, in connection with the funding of the Mack Transaction, the Company issued 15,237 Series A Preferred Units and 215,325 Series B Preferred Units, with an aggregate value of $236,490. The Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Company, based on circumstances per the applicable unit certificates.

      The quarterly distribution on each Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the stated value of $1,000 per Preferred Unit on an annualized basis) or (ii) the quarterly distribution attributable to a Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series A Preferred Units may be converted at any time into common units at a conversion price of $34.65 per common unit, and, after the one year anniversary of the date of the Series A Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the three year anniversary of the date of the Series B Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the common units are redeemable after one year for an equal number of shares of common stock.

      The Preferred Unit to common unit conversion rate of $34.65 per common unit was less than the $39.0625 closing stock price on the date of closing of the Mack Transaction. Accordingly, on December 11, 1997, the financial value ascribed to this beneficial conversion feature inherent in the Preferred Units upon issuance totaled $26,801 ($29,361 before allocation to minority common unitholders) and was recorded as beneficial conversion feature in stockholders' equity. The beneficial conversion feature was amortized in full as the Preferred Units were immediately convertible upon issuance; such amortization was included in minority interest for the year ended December 31, 1997.

Common Units

Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership.

      Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The Company has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. When a unitholder redeems a common unit, minority interest is reduced and the Company's investment in the Operating Partnership is increased.

      As described in Note 3, the Company issued an aggregate of 3,408,532 common units in 1997 in connection with the completion of the RM Transaction, the Mack Transaction and Princeton Overlook.

Contingent Common and Preferred Units

In conjunction with the completion of the Mack Transaction, 2,006,432 contingent Common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units (collectively, the "Contingent Units") were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A Preferred Units, and Series B Preferred Units, respectively. Redemption of such Contingent Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity.

Unit Warrants

As described in Note 3, in connection with the funding of the Mack Transaction, the Company granted warrants to purchase 2,000,000 common units.

      The Unit Warrants are exercisable at any time after one year from the date of their issuance and prior to the fifth anniversary thereof at an exercise price of $37.80 per common unit.

Notes
Mack-Cali Realty Corporation and Subsidiaries

Minority Ownership

As of December 31, 1997 and 1996, the minority interest common unitholders owned
10.9 percent (20.4 percent, including the effect of the conversion of Preferred Units into common units) and 6.9 percent of the Operating Partnership, respectively (in all cases, excluding the effect of any exercise of Unit Warrants).

9) Employee Benefit Plan

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "Plan"). The Plan allows eligible employees to defer up to 15 percent of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions. No employer contributions have been made to date.

10) Disclosure of Fair Value of Financial Instruments

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 1997 and 1996. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values.

      Mortgages and loans payable had an aggregate carrying value of $972,650 and $268,010 as of December 31, 1997 and 1996, respectively, which approximates their estimated aggregate fair value (excluding prepayment penalties) based upon then current interest rates for debt with similar terms and remaining maturities.

      The estimated cost to settle the Company's interest rate contracts, at December 31, 1997 and 1996, based on quoted market prices of comparable contracts was $1,404 and $140, respectively.

      Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1997 and current estimates of fair value may differ significantly from the amounts presented herein.

11) Commitments and Contingencies

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

Harborside Financial Center Property Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of Harborside in 1988 and assumed by the Company as part of the acquisition of the property in November 1996, the Company is required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $148,712.

Ground Lease Agreements

Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Company is the lessee, are as follows:

--------------------------------------------------------------------------------
Year                                                                      Amount
================================================================================
1998                                                                     $   320
1999                                                                         320
2000                                                                         320
2001                                                                         320
2002                                                                         320
Thereafter                                                                17,851
--------------------------------------------------------------------------------
Total                                                                    $19,451
================================================================================

Other Contingencies

On December 10, 1997, a Shareholder's Derivative Action was filed in Maryland Court on behalf of one individual shareholder. The complaint questioned certain executive compensation decisions made by the Company's Board of Directors in connection with the Mack Transaction. The Board's compensation decisions were discussed in the proxy materials distributed in connection with the Mack Transaction and were approved by in excess of 99 percent of the voting shareholders. Although the Company believes that this lawsuit is factually and legally baseless, the Company recorded $750 for this litigation, which is included in non-recurring merger-related charges for the year ended December 31, 1997.

      The Company is a defendant in certain other litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

12) Tenant Leases

The Properties are leased to tenants under operating leases with various expiration dates through 2020. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

      Future minimum rentals to be received under non-cancelable operating leases at December 31, 1997 are as follows:

--------------------------------------------------------------------------------
Year                                                                      Amount
================================================================================
1998                                                                  $  335,286
1999                                                                     304,157
2000                                                                     259,715
2001                                                                     207,136
2002                                                                     168,239
Thereafter                                                               690,884
--------------------------------------------------------------------------------
Total                                                                 $1,965,417
================================================================================

13) Stockholders' Equity

To maintain its qualification as a REIT, not more than 50 percent in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals (defined to include certain entities), at any time during the last half of any taxable year of the Company, other than its initial taxable year applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Articles of Incorporation provide for, among other things, certain restrictions on the transfer of the common stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding common stock and will demand written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

      On August 13, 1996, the Company sold 3,450,000 shares of its common stock through a public stock offering (the "August 1996 Offering"), which included an exercise of the underwriters over-allotment option of 450,000 shares. Net proceeds from the August 1996 Offering (after offering costs) were approximately $76,830.

      On November 22, 1996, the Company completed an underwritten public offer and sale of 17,537,500 shares of its common stock. The Company received approximately $441,215 in net proceeds (after offering costs) from the offering, and used such funds to complete certain of the Company's property acquisitions in November and December 1996, pay down outstanding borrowings on its revolving credit facilities, and invest in Overnight Investments.

      On May 15, 1997, the stockholders approved an increase in the authorized shares of common stock in the Company to 190,000,000.

      On October 15, 1997, the Company completed an underwritten public offer and sale of 13,000,000 shares (the "1997 Offering") of its common stock. The Company received approximately $489,116 in net proceeds (after offering costs) from the 1997 Offering. The Company used $160,000 of such proceeds to repay outstanding borrowings on its Unsecured Facility and the remainder of the proceeds to fund a portion of the purchase price of the Mack Transaction, for other acquisitions, and for general corporate purposes.

      On February 25, 1998, the Company completed an underwritten public offer and sale of 2,500,000 shares of its common stock (the "1998 Offering") and used the net proceeds, of approximately $92,000 (after offering costs) to pay down a portion of its outstanding borrowings under the Unsecured Facility and to fund the acquisition of Mountainview (see Note 3).

Stock Option Plans

In 1994, and as subsequently amended, the Company established the Cali Employee Stock Option Plan ("Employee Plan") and the Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996 and 1997 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years.

      As a result of provisions contained in certain of the Company's executive officers' employment agreements, on December 11, 1997, the Mack Transaction triggered the accelerated vesting of unvested stock options held by such officers on that date.

      Information regarding the Company's stock option plans is summarized below:

--------------------------------------------------------------------------------
Shares under option:                              Employee Plan   Director Plan
================================================================================
Outstanding at January 1, 1995
  $15.25-$17.25 per share                               600,000          25,000
Granted at $17.25-$19.875 per share                     220,200          10,000
Less-Lapsed or canceled                                  (3,588)             --
--------------------------------------------------------------------------------
Outstanding at December 31, 1995
  $15.25-$19.875 per share                              816,612          35,000
Granted at $21.50-$26.25 per share                      795,700          14,000
Less-Lapsed or canceled                                  (7,164)             --
Exercised at $17.25 per share                          (116,041)        (10,000)
--------------------------------------------------------------------------------
Outstanding at December 31, 1996
  $15.25-$26.25 per share                             1,489,107          39,000
Granted at $33.00-$38.75 per share                    1,956,538         170,000
Less-Lapsed or canceled                                 (30,073)             --
Exercised at $17.25-$26.25 per share                   (335,282)         (2,000)
--------------------------------------------------------------------------------
Outstanding at December 31, 1997
  $15.25-$38.75 per share                             3,080,290         207,000
================================================================================
Exercisable at December 31, 1997                        967,618          37,000
--------------------------------------------------------------------------------
Available for grant at December 31, 1996                175,040          51,000
Available for grant at December 31, 1997              1,448,575         181,000
================================================================================

Notes
Mack-Cali Realty Corporation and Subsidiaries

      The weighted-average fair value of options granted during 1997, 1996, and 1995 were $6.66, $2.41, and $1.28 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculations of stock options:

--------------------------------------------------------------------------------
                                               1997          1996          1995
================================================================================
Expected life (years)                             6             6             6
Risk-free interest rate                        5.84%         6.11%         6.58%
Volatility                                    23.76%        19.14%         1.41%
Dividend yield                                 5.29%         7.58%        10.20%
================================================================================

Warrants

On January 31, 1997, in conjunction with the completion of the RM Transaction, the Company granted a total of 400,000 warrants to purchase an equal number of shares of common stock at $33 per share (the market price at date of grant) to Timothy Jones, Brad Berger and certain other Company employees formerly with RM. Such warrants vest equally over a three-year period and have a term of ten years. The unvested warrants held by Timothy Jones and Brad Berger became immediately exercisable on December 11, 1997 as a result of provisions contained in their employment agreements, which were triggered by the Mack Transaction.

      On December 12, 1997, in conjunction with the completion of the Mack Transaction, the Company granted a total of 491,756 warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant) to Mitchell Hersh, and certain other Company executives formerly with Patriot American Office Group. Such warrants vest equally over a five-year period and have a term of ten years.

      The weighted-average fair value of warrants granted during 1997 were $6.27 per warrant. No warrants were granted in 1995 or 1996. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculation of warrants granted during 1997:

--------------------------------------------------------------------------------
Expected life (years)                                                         6
Risk-free interest rate                                                    5.96%
Volatility                                                                22.77%
Dividend yield                                                             5.29%
================================================================================

FASB No. 123

Under the above models, the value of stock options and warrants granted during 1997, 1996 and 1995 totaled approximately $22,998, $1,955, and $294, respectively, which would be amortized ratably on a pro forma basis over the appropriate vesting period. Had the Company determined compensation cost for these granted securities in accordance with FASB No. 123, the Company's pro forma net (loss) income and basic (loss) earnings per share and diluted (loss) earnings per share would have been ($3,153), ($0.08) and ($0.08) in 1997, $31,980, $1.73 and $1.49 in 1996 and $13,553, $1.22 and $0.97 in 1995,
respectively. The FASB No. 123 method of accounting does not apply to options granted prior to January 1, 1995 and accordingly, the resulting pro forma compensation cost may not be representative of that to be expected in the future.

Stock Compensation

In January 1997, the Company entered into employment contracts with seven of its key executives which provided for, among other things, compensation in the form of stock awards (the "Restricted Stock Awards") and Company-financed stock purchase rights (the "Stock Purchase Rights"), and associated tax obligation payments. In connection with the Restricted Stock Awards, the executives were to receive 199,070 shares of the Company's common stock vesting over a five-year period contingent on the Company meeting certain performance objectives. Additionally, pursuant to the terms of the Stock Purchase Rights, the Company provided fixed rate, non-recourse loans, aggregating $4,750, to such executives to finance their purchase of 152,000 shares of the Company's common stock, which the Company agreed to forgive ratably over five years, subject to continued employment. Such loans were for amounts equal to the fair market value of the associated shares at the date of grant. Subsequently, from April 18, 1997 through April 24, 1997, the Company purchased, for constructive retirement, 152,000 shares of its outstanding common stock for $4,680. The excess of the purchase price over par value was recorded as a reduction to additional paid-in capital. Concurrent with this purchase, the Company sold to the Operating Partnership 152,000 Units for $4,680.

      The value of the Restricted Stock Awards and the balance of the loans related to the Stock Purchase Rights at the grant date, were recorded as unamortized stock compensation in stockholders' equity. As a result of provisions contained in certain of the Company's executive officers' employment agreements, which were triggered by the Mack Transaction on December 11, 1997, the loans provided by the Company under the Stock Purchase Rights were forgiven by the Company, and the vesting and issuance of the restricted stock issued under the Restricted Stock Awards was accelerated, and the related tax obligation payments were made. As a result, the accelerated cost of $16,788 affecting the stock compensation described above was included in non-recurring merger-related charges for the year ended December 31, 1997. With such accelerated vestings, there was no remaining balance in unamortized stock compensation as of December 31, 1997.

      Included in general and administrative expense for the year ended December 31, 1997 is $2,257 relating to the normal cost of the Restricted Stock Awards and Stock Purchase Rights.

Earnings Per Share

FASB No. 128 requires a dual presentation of basic and diluted EPS on the face of the income statement for all companies with complex capital structures even where the effect of such dilution is not material. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company's results for the years ended
December 31, 1997, 1996 and 1995 in accordance with FASB No. 128.
------------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31,                                     1997                     1996                     1995
====================================================================================================================================
                                                          Basic EPS  Diluted EPS    Basic EPS  Diluted EPS    Basic EPS  Diluted EPS
Net income                                                  $ 1,405      $ 1,405      $31,944      $31,944      $13,638      $13,638
Add: Net income attributable to potentially
     dilutive securities                                         --          143           --        4,760           --        3,508
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net income                                         $ 1,405      $ 1,548      $31,944      $36,704      $13,638      $17,146
====================================================================================================================================
Weighted average shares                                      39,266       44,156       18,461       21,436       11,122       14,041
------------------------------------------------------------------------------------------------------------------------------------
Per Share                                                   $  0.04      $  0.04      $  1.73      $  1.71      $  1.23      $  1.22
====================================================================================================================================

      The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation.

--------------------------------------------------------------------------------
Shares in thousands                             1997          1996          1995
================================================================================
Basic EPS Shares:                             39,266        18,461        11,122
  Add:
   Stock Options                                 579           264            55
   Restricted Stock Awards                       188            --            --
   Warrants                                       33            --            --
   Common Operating
    Partnership units                          4,090         2,711         2,864
--------------------------------------------------------------------------------
Diluted EPS Shares:                           44,156        21,436        14,041
================================================================================

      The Preferred Units and Contingent Units issued in 1997 were not included in the computation of diluted EPS as such units were anti-dilutive during the period.

      On February 25, 1998, the Company sold 2.5 million shares of its common stock in the 1998 Offering.

14) Impact of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FASB No. 130"), which establishes standards for the reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that they currently do not have items that would require presentation in a separate statement of comprehensive income.

      In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FASB No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

15) Pro Forma Financial Information (unaudited)

The following pro forma financial information for the years ended December 31, 1997 and 1996 are presented as if the acquisitions, disposition and common stock offerings in 1996, the RM Transaction, the Mack Transaction and 1997 stock offering and the 1997 acquisitions of 1345 Campus, Westlakes, Shelton Place, 200 Corporate, Three Independence, The Trooper Building, Concord Plaza and Princeton Overlook had all occurred on January 1, 1996. The pro forma financial information excludes any deduction for the non-recurring merger-related charges and the beneficial conversion feature charge included in the Company's historical information for the year ended December 31, 1997. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

      This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1996, nor do they represent the results of operations of future periods.

--------------------------------------------------------------------------------
Year Ended December 31,                                      1997           1996
================================================================================
Total revenues                                           $429,796       $407,181
Operating and other expenses                              129,293        125,618
General and administrative                                 24,112         21,462
Depreciation and amortization                              61,197         59,440
Interest expense                                           66,496         67,217
--------------------------------------------------------------------------------
Income before minority interest and
  extraordinary item                                      148,698        133,444
Minority interest                                          30,112         28,555
--------------------------------------------------------------------------------
Income before extraordinary item                         $118,586       $104,889
================================================================================
Basic earnings per common share                          $   2.39       $   2.12
================================================================================
Basic weighted average shares outstanding                  49,676         49,401
================================================================================

Notes
Mack-Cali Realty Corporation and Subsidiaries

16) Condensed Quarterly Financial Information (unaudited)

The following summarizes the condensed quarterly financial information for the
Company:

------------------------------------------------------------------------------------------------------------------------------------
Quarter Ended 1997                                                          December 31   September 30        June 30      March 31
====================================================================================================================================
Total revenues                                                                 $ 74,495       $ 62,609       $ 60,542      $ 52,155
Operating and other expenses                                                     22,580         18,928         18,068        15,574
General and administrative                                                        5,260          3,675          3,754         3,173
Depreciation and amortization                                                    11,194          9,339          8,799         7,493
Interest expense                                                                 10,680         10,694          9,884         7,820
Non-recurring merger-related charges                                             46,519             --             --            --
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before minority interest and extraordinary item                   (21,738)        19,973         20,037        18,095
Minority interest                                                                25,716          2,015          2,012         1,636
------------------------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary item                                         (47,454)        17,958         18,025        16,459
Extraordinary item--loss on early retirement debt
  (Net of minority interest's share of $402)                                         --          3,583             --            --
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                              $(47,454)      $ 14,375       $ 18,025      $ 16,459
====================================================================================================================================
Basic earnings per common share:
  (Loss) income before extraordinary item                                      $  (1.00)      $   0.49       $   0.49      $   0.45
  Extraordinary item--loss on early retirement of debt                               --          (0.10)            --            --
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                              $  (1.00)      $   0.39       $   0.49      $   0.45
====================================================================================================================================
Diluted earnings per common share:
  (Loss) income before extraordinary item                                      $  (1.00)      $   0.48       $   0.49      $   0.44
  Extraordinary item                                                                 --          (0.09)            --            --
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                              $  (1.00)      $   0.39       $   0.49      $   0.44
====================================================================================================================================
Dividends declared per common share                                            $   0.50       $   0.50       $   0.45      $   0.45
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
Quarter Ended 1996                                                          December 31   September 30        June 30      March 31
====================================================================================================================================
Total revenues                                                                 $ 32,370       $ 22,518       $ 21,013      $ 19,571
Operating and other expenses                                                      9,404          7,035          6,579         6,644
General and administrative                                                        2,365          1,371          1,128           936
Depreciation and amortization                                                     4,880          3,469          3,348         3,034
Interest expense                                                                  4,665          2,999          3,265         2,829
------------------------------------------------------------------------------------------------------------------------------------
Income before gain on sale of rental property,
  minority interest and extraordinary item                                       11,056          7,644          6,693         6,128
Gain on sale of rental property                                                      --             --             --         5,658
------------------------------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item                           11,056          7,644          6,693        11,786
Minority interest                                                                   894          1,045          1,009         1,812
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                 10,162          6,599          5,684         9,974
Extraordinary item--loss on early retirement debt
  (Net of minority interest's share of $86)                                          --             --             --           475
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     $ 10,162       $  6,599       $  5,684      $  9,499
====================================================================================================================================
Basic earnings per common share:
  Income before extraordinary item                                             $   0.39       $   0.39       $   0.37      $   0.66
  Extraordinary item--loss on early retirement of debt                               --             --             --         (0.03)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     $   0.39       $   0.39       $   0.37      $   0.63
====================================================================================================================================
Diluted earnings per common share:
  Income before extraordinary item                                             $   0.38       $   0.38       $   0.37      $   0.65
  Extraordinary item                                                                 --             --             --         (0.03)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     $   0.38       $   0.38       $   0.37      $   0.62
====================================================================================================================================
Dividends declared per common share                                            $   0.45       $   0.45       $   0.43      $   0.43
====================================================================================================================================

                          Mack-Cali Realty Corporation
              Real Estate Investments and Accumulated Depreciation
                                December 31, 1997
                             (dollars in thousands)


                                                                    SCHEDULE III

                                                                                  Initial Costs        Costs
                                                                               -------------------   Capitalized
                                               Year           Related                 Building and    Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements  to Acquisition
---------------------                     -----  --------   ------------       ----   ------------  --------------
ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive (O)..............        1987   1995                --    $   300      $ 3,282        $    71
200 Decadon Drive (O)..............        1991   1995                --        369        3,241             97

BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Rte 208 N.(O)................        1987   1995           $18,033      3,067       19,415            282
Fort Lee
One Bridge Plaza (O)...............        1981   1996            13,800      2,439       24,462          1,137
Little Ferry
200 Riser Road (O).................        1974   1997             7,006      3,888       15,551             --
Montvale
135 Chestnut Ridge Road (O)........        1981   1997                --      2,587       10,350             --
95 Chestnut Ridge Road (O).........        1975   1997             1,183      1,227        4,907             --
Paramus
140 Ridgewood Avenue (O)...........        1981   1997                --      7,932       31,729             --
15 East Midland Avenue (O).........        1988   1997            28,022     10,375       41,497             --
461 From Road (O)..................        1988   1997            29,890     13,194       52,778             --
61 South Paramus Avenue (O)........        1985   1997                --      9,005       36,018             --
650 From Road (O)..................        1978   1997                --     10,487       41,949             --
Rochelle Park
120 Passaic Street (O).............        1972   1997                --      1,354        5,415             --
365 West Passaic Street (O)........        1976   1997                --      4,148       16,592             --
Saddle River
1 Lake Street (O)..................     1973/94   1997                --     13,952       55,812             --
Woodcliff Lake
400 Chestnut Ridge Road (O)........        1982   1997            15,281      4,201       16,802             --
470 Chestnut Ridge Road (O)........        1987   1997                --      2,346        9,385             --
530 Chestnut Ridge Road (O)........        1986   1997                --      1,860        7,441             --
50 Tice Boulevard (O)..............        1984   1994            19,300      4,500           --         25,325
300 Tice Boulevard (O).............        1991   1996            17,400      5,424       29,688            162

BURLINGTON COUNTY, NEW JERSEY
Delran
Tenby Chase Apartments (M).........        1970   1994                --        396           --          5,107
Moorestown
224 Strawbridge Drive (O)..........        1984   1997                --        766        4,334          1,381
228 Strawbridge Drive (O)..........        1984   1997                --        767        4,333            383

ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway (O).......        1980   1997            28,890     12,606       50,425             --
Roseland
101 Eisenhower Parkway (O).........        1980   1994            10,900        228           --         13,930
103 Eisenhower Parkway (O).........        1985   1994            11,200         --           --         14,040

HUDSON COUNTY, NEW JERSEY
Jersey City
95 Christopher Columbus Drive (O)..        1989   1994            74,600      6,205           --         79,479
Harborside Financial Center Plaza I (O)    1983   1996                --      3,923       51,013              5
Harborside Financial Center Plaza II (O)   1990   1996            48,099     17,655      101,546          1,343
Harborside Financial Center Plaza III (O)  1990   1996           107,635     17,655      101,878            367

                                                            Gross Amount at Which
                                                             Carried at Close of
                                                                   Period (1)
                                                        ------------------------------
                                                               Building and              Accumulated
Property Location (2)                                   Land   Improvements      Total  Depreciation
---------------------                                   ----   ------------      -----  ------------
ATLANTIC COUNTY, NEW JERSEY
Egg Harbor
100 Decadon Drive (O)..............                  $   300     $  3,353     $  3,653     $   180
200 Decadon Drive (O)..............                      369        3,338        3,707         193

BERGEN COUNTY, NEW JERSEY
Fair Lawn
17-17 Rte 208 N.(O)................                    3,067       19,697       22,764       1,420
Fort Lee
One Bridge Plaza (O)...............                    2,439       25,599       28,038         644
Little Ferry
200 Riser Road (O).................                    3,888       15,551       19,439          17
Montvale
135 Chestnut Ridge Road (O)........                    2,587       10,350       12,937          11
95 Chestnut Ridge Road (O).........                    1,227        4,907        6,134           5
Paramus
140 Ridgewood Avenue (O)...........                    7,932       31,729       39,661          35
15 East Midland Avenue (O).........                   10,375       41,497       51,872          46
461 From Road (O)..................                   13,194       52,778       65,972          58
61 South Paramus Avenue (O)........                    9,005       36,018       45,023          40
650 From Road (O)..................                   10,487       41,949       52,436          46
Rochelle Park
120 Passaic Street (O).............                    1,354        5,415        6,769           6
365 West Passaic Street (O)........                    4,148       16,592       20,740          18
Saddle River
1 Lake Street (O)..................                   13,952       55,812       69,764          62
Woodcliff Lake
400 Chestnut Ridge Road (O)........                    4,201       16,802       21,003          16
470 Chestnut Ridge Road (O)........                    2,346        9,385       11,731          10
530 Chestnut Ridge Road (O)........                    1,860        7,441        9,301           8
50 Tice Boulevard (O)..............                    4,500       25,325       29,825       9,453
300 Tice Boulevard (O).............                    5,424       29,850       35,274         813

BURLINGTON COUNTY, NEW JERSEY
Delran
Tenby Chase Apartments (M).........                      396        5,107        5,503       3,138
Moorestown
224 Strawbridge Drive (O)..........                      766        5,715        6,481          --
228 Strawbridge Drive (O)..........                      767        4,716        5,483          --

ESSEX COUNTY, NEW JERSEY
Millburn
150 J.F. Kennedy Parkway (O).......                   12,606       50,425       63,031          56
Roseland
101 Eisenhower Parkway (O).........                      228       13,930       14,158       6,849
103 Eisenhower Parkway (O).........                    2,300       11,740       14,040       4,643

HUDSON COUNTY, NEW JERSEY
Jersey City
95 Christopher Columbus Drive (O)..                    6,205       79,479       85,684      19,212
Harborside Financial Center Plaza I (O)                3,923       51,018       54,941       1,488
Harborside Financial Center Plaza II (O)              17,843      101,721      119,544       2,994
Harborside Financial Center Plaza III (O)             17,823      102,077      119,900       2,993

                                                                    SCHEDULE III



                                                                                  Initial Costs        Costs
                                                                               -------------------   Capitalized
                                               Year           Related                 Building and    Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements  to Acquisition
---------------------                     -----  --------   ------------       ----   ------------  --------------
MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive (F)                      1989      1995             --        205          1,676              --
200 Horizon Drive (F)                      1991      1995             --        205          3,027               1
300 Horizon Drive (F)                      1989      1995             --        379          4,355               8
500 Horizon Drive (F)                      1990      1995             --        379          3,395              86
Princeton
5 Vaughn Drive (O)                         1987      1995             --        657          9,800             148
400 Alexander Road (O)                     1987      1995             --        344          3,917           2,397
103 Carnegie Center (O)                    1984      1996             --      2,566          7,868             362
100 Overlook Center (O)                    1988      1997             --      4,068         23,150              --

MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road (O)............        1977      1997             --        649          2,594              --
South Brunswick
3 Independence Way (O).............        1983      1997             --      1,997         11,391              --
Woodbridge
581 Main Street (O)................        1991      1997         24,707      3,237         12,949              --

MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66 (O)..................        1989      1995         12,200      1,098         18,146              40
Wall Township
1305 Campus Parkway (O)............        1988      1995             --        335          2,560              39
1320 Wykoff Avenue (F).............        1986      1995             --        255          1,285              --
1324 Wykoff Avenue (F).............        1987      1995             --        230          1,439              88
1325 Campus Parkway (F)............        1988      1995             --        270          2,928              24
1340 Campus Parkway (F)............        1992      1995             --        489          4,621             100
1350 Campus Parkway (O)............        1990      1995             --        454          7,134             487
1433 Highway 34 (F)................        1985      1995             --        889          4,321             241
1345 Campus Parkway (F)............        1995      1997             --      1,023          5,703              --

MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Parkway (O)...........        1987      1994         12,800      1,564             --          15,116
Parsippany
600 Parsippany Road (O)............        1978      1994             --      1,257          5,594             444
Morris Plains
201 Littleton Road (O).............        1979      1997             --      2,407          9,627              --
250 Johnston Road (O)..............        1977      1997          2,354      2,004          8,016              --
Morris Township
340 Mt. Kemble Avenue (O)..........        1985      1997         32,178     13,624         54,496              --
412 Mt. Kemble Avenue (O)..........        1986      1997         40,025     15,737         62,954              --

PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue (O).............        1983      1994             --         --             --           6,932
Totowa
11 Commerce Way (F)................        1989      1995             --        586          2,986              65
120 Commerce Way (F)...............        1994      1995             --        228             --           1,187
140 Commerce Way (F)...............        1994      1995             --        229             --           1,187
20 Commerce Way (F)................        1992      1995             --        516          3,108              26
29 Commerce Way (F)................        1990      1995             --        586          3,092             225
40 Commerce Way (F)................        1987      1995             --        516          3,260             399
45 Commerce Way (F)................        1992      1995             --        536          3,379             103
60 Commerce Way (F)................        1988      1995             --        526          3,257             226
999 Riverview Drive (O)............        1988      1995             --        476          6,024             115
100 Commerce Way (F)...............        1996      1996             --        226             --           1,615
80 Commerce Way (F)................        1996      1996             --        227             --           1,616

                                                  Gross Amount at Which
                                                   Carried at Close of
                                                         Period (1)
                                              ------------------------------
                                                     Building and              Accumulated
Property Location (2)                         Land   Improvements      Total  Depreciation
---------------------                         ----   ------------      -----  ------------
MERCER COUNTY, NEW JERSEY
Hamilton Township
100 Horizon Drive (F) .............            205          1,676      1,881            99
200 Horizon Drive (F) .............            205          3,028      3,233           164
300 Horizon Drive (F) .............            379          4,363      4,742           237
500 Horizon Drive (F) .............            379          3,481      3,860           204
Princeton
5 Vaughn Drive (O) ................            657          9,948     10,605           620
400 Alexander Road (O) ............            344          6,314      6,658           415
103 Carnegie Center (O) ...........          2,566          8,230     10,796           397
100 Overlook Center (O) ...........          4,068         23,150     27,218            --

MIDDLESEX COUNTY, NEW JERSEY
East Brunswick
377 Summerhill Road (O)............            649          2,594      3,243           3
South Brunswick
3 Independence Way (O).............          1,997         11,391     13,388          95
Woodbridge
581 Main Street (O)................          3,237         12,949     16,186          14

MONMOUTH COUNTY, NEW JERSEY
Neptune
3600 Route 66 (O)..................          1,098         18,186     19,284         987
Wall Township
1305 Campus Parkway (O)............            335          2,599      2,934         166
1320 Wykoff Avenue (F).............            255          1,285      1,540          70
1324 Wykoff Avenue (F).............            230          1,527      1,757          78
1325 Campus Parkway (F)............            270          2,952      3,222         166
1340 Campus Parkway (F)............            489          4,721      5,210         250
1350 Campus Parkway (O)............            454          7,621      8,075         427
1433 Highway 34 (F)................            889          4,562      5,451         282
1345 Campus Parkway (F)............          1,023          5,703      6,726         133

MORRIS COUNTY, NEW JERSEY
Florham Park
325 Columbia Parkway (O)...........          1,564         15,116     16,680       5,024
Parsippany
600 Parsippany Road (O)............          1,257          6,038      7,295         493
Morris Plains
201 Littleton Road (O).............          2,407          9,627     12,034          11
250 Johnston Road (O)..............          2,004          8,016     10,020           9
Morris Township
340 Mt. Kemble Avenue (O)..........         13,624         54,496     68,120          60
412 Mt. Kemble Avenue (O)..........         15,737         62,954     78,691          70

PASSAIC COUNTY, NEW JERSEY
Clifton
777 Passaic Avenue (O).............          1,100          5,832      6,932       2,230
Totowa
11 Commerce Way (F)................            586          3,051      3,637         167
120 Commerce Way (F)...............            228          1,187      1,415          --
140 Commerce Way (F)...............            229          1,187      1,416         128
20 Commerce Way (F)................            516          3,134      3,650         169
29 Commerce Way (F)................            586          3,317      3,903         214
40 Commerce Way (F)................            516          3,659      4,175         209
45 Commerce Way (F)................            536          3,482      4,018         221
60 Commerce Way (F)................            526          3,483      4,009         222
999 Riverview Drive (O)............            476          6,139      6,615         345
100 Commerce Way (F)...............            226          1,615      1,841          79
80 Commerce Way (F)................            227          1,616      1,843          79

                                                                    SCHEDULE III



                                                                                  Initial Costs        Costs
                                                                               -------------------   Capitalized
                                               Year           Related                 Building and    Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements  to Acquisition
---------------------                     -----  --------   ------------       ----   ------------  --------------
Wayne
201 Willowbrook Boulevard (O)......        1970   1997       11,637           3,103       12,410             --

SOMERSET COUNTY, NEW JERSEY
Basking Ridge
222 Mt. Airy Road (O)..............        1986   1996           --             775        3,636             16
233 Mt. Airy Road (O)..............        1987   1996           --           1,034        5,033             16
Bridgewater
721 Route 202/206 (O)..............        1989   1997       24,315           6,730       26,919             --

UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue (O)..............        1985   1994       13,900              --           --         17,299
Cranford
11 Commerce Drive (O)..............        1981   1994           --             470           --          5,807
20 Commerce Drive (O)..............        1990   1994       11,000           2,346           --         21,192
6 Commerce Drive (O)...............        1973   1994        2,900             250           --          2,655
65 Jackson Drive (O)...............        1984   1994           --             541           --          6,944
12 Commerce Drive (O)..............        1967   1997           --             887        3,549             --
New Providence
890 Mountain Road (O)..............        1977   1997        8,551           2,796       11,185             --

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive (O)...........        1987   1997           --           2,258        9,031             --

NASSAU COUNTY, NEW YORK
North Hempstead
111 East Shore Road (O)............        1980   1997        8,000           2,093        8,370             --
600 Community Drive (O)............        1983   1997           --          11,018       44,070             --

ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard (O)............        1988   1995           --           1,090       13,412            457

WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Warehouse Lane (I)...............        1957   1997          161               3          268             --
1 Westchester Plaza (F)............        1967   1997        1,320             199        2,023             17
100 Clearbrook Road (O)............        1975   1997        1,281             220        5,366             98
101 Executive Boulevard (O)........        1971   1997        3,600             267        5,838             19
11 Clearbrook Road (F).............        1974   1997        1,367             149        2,159             --
150 Clearbrook Road (F)............        1975   1997        4,464             497        7,030             --
175 Clearbrook Road (F)............        1973   1997        4,826             655        7,473            197
2 Warehouse Lane (I)...............        1957   1997          402               4          672             --
2 Westchester Plaza (F)............        1968   1997        1,760             234        2,726             --
200 Clearbrook Road (F)............        1974   1997        4,263             579        6,620              8
250 Clearbrook Road (F)............        1973   1997        5,631             867        8,647            205
3 Warehouse Lane (I)...............        1957   1997        1,166              21        1,948             --
3 Westchester Plaza (F)............        1969   1997        5,080             655        7,936             --
300 Executive Boulevard (F)........        1970   1997        2,403             460        3,609             --
350 Executive Boulevard (F)........        1970   1997           --             100        1,793             --
399 Executive Boulevard (F)........        1962   1997        4,560             531        7,191             --
4 Warehouse Lane (I)..............         1957   1997        8,043              84       13,393              8
4 Westchester Plaza (F)............        1969   1997        2,400             320        3,729             12
400 Executive Boulevard (F)........        1970   1997        2,403           2,202        1,846             --
5 Warehouse Lane (I)...............        1957   1997        2,855              19        4,804              3
5 Westchester Plaza (F)............        1969   1997        1,200             118        1,949             --
50 Executive Boulevard (F).........        1969   1997        1,680             237        2,617             --
500 Executive Boulevard (F)........        1970   1997        2,643             258        4,183             --
525 Executive Boulevard (F)........        1972   1997           --             345        5,499             --

                                                  Gross Amount at Which
                                                   Carried at Close of
                                                         Period (1)
                                              ------------------------------
                                                     Building and              Accumulated
Property Location (2)                         Land   Improvements      Total  Depreciation
---------------------                         ----   ------------      -----  ------------
Wayne
201 Willowbrook Boulevard (O)......          3,103       12,410       15,513          14

SOMERSET COUNTY, NEW JERSEY
Basking Ridge
222 Mt. Airy Road (O)..............            775        3,652        4,427         129
233 Mt. Airy Road (O)..............          1,034        5,049        6,083         179
Bridgewater
721 Route 202/206 (O)..............          6,730       26,919       33,649          30

UNION COUNTY, NEW JERSEY
Clark
100 Walnut Avenue (O)..............          1,822       15,477       17,299       5,750
Cranford
11 Commerce Drive (O)..............            470        5,807        6,277       2,824
20 Commerce Drive (O)..............          2,346       21,192       23,538       4,980
6 Commerce Drive (O)...............            250        2,655        2,905       1,458
65 Jackson Drive (O)...............            541        6,944        7,485       2,475
12 Commerce Drive (O)..............            887        3,549        4,436           4
New Providence
890 Mountain Road (O)..............          2,796       11,185       13,981          12

DUTCHESS COUNTY, NEW YORK
Fishkill
300 South Lake Drive (O)...........          2,258        9,031       11,289          10

NASSAU COUNTY, NEW YORK
North Hempstead
111 East Shore Road (O)............          2,093        8,370       10,463           9
600 Community Drive (O)............         11,018       44,070       55,088          49

ROCKLAND COUNTY, NEW YORK
Suffern
400 Rella Boulevard (O)............          1,090       13,869       14,959         982

WESTCHESTER COUNTY, NEW YORK
Elmsford
1 Warehouse Lane (I)...............              3          268          271           6
1 Westchester Plaza (F)............            199        2,040        2,239          47
100 Clearbrook Road (O)............            220        5,464        5,684         125
101 Executive Boulevard (O)........            267        5,857        6,124         136
11 Clearbrook Road (F).............            149        2,159        2,308          49
150 Clearbrook Road (F)............            497        7,030        7,527         161
175 Clearbrook Road (F)............            655        7,670        8,325         184
2 Warehouse Lane (I)...............              4          672          676          15
2 Westchester Plaza (F)............            234        2,726        2,960          62
200 Clearbrook Road (F)............            579        6,628        7,207         152
250 Clearbrook Road (F)............            867        8,852        9,719         203
3 Warehouse Lane (I)...............             21        1,948        1,969          45
3 Westchester Plaza (F)............            655        7,936        8,591         182
300 Executive Boulevard (F)........            460        3,609        4,069          83
350 Executive Boulevard (F)........            100        1,793        1,893          41
399 Executive Boulevard (F)........            531        7,191        7,722         165
4 Warehouse Lane (I)..............              84       13,401       13,485         309
4 Westchester Plaza (F)............            320        3,741        4,061          87
400 Executive Boulevard (F)........          2,202        1,846        4,048          42
5 Warehouse Lane (I)...............             19        4,807        4,826         111
5 Westchester Plaza (F)............            118        1,949        2,067          45
50 Executive Boulevard (F).........            237        2,617        2,854          60
500 Executive Boulevard (F)........            258        4,183        4,441          96
525 Executive Boulevard (F)........            345        5,499        5,844         126

                                                                    SCHEDULE III



                                                                                  Initial Costs        Costs
                                                                               -------------------   Capitalized
                                               Year           Related                 Building and    Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements  to Acquisition
---------------------                     -----  --------   ------------       ----   ------------  --------------
570 Taxter Road (O)...................     1972   1997        3,847             438        6,078             18
6 Warehouse Lane (I)..................     1982   1997        2,654              10        4,419             --
6 Westchester Plaza (F)...............     1968   1997        1,280             164        1,998             --
7 Westchester Plaza (F)...............     1972   1997        2,720             286        4,321              9
700 Executive Boulevard (L)...........      N/A   1997           --             970           --             --
75 Clearbrook Road (F)................     1990   1997           --           2,313        4,717             --
77 Executive Boulevard (F)............     1977   1997        3,982              34        1,104             --
8 Westchester Plaza (F)...............     1971   1997        3,378             447        5,262            111
85 Executive Boulevard (F)............     1968   1997        1,562             155        2,507             --
Hawthorne
1 Skyline Drive (O)...................     1980   1997           --              66        1,711             --
10 Skyline Drive (F)..................     1985   1997        1,729             134        2,799            109
11 Skyline Drive (F)..................     1989   1997           --              --        4,788             --
15 Skyline Drive (F)..................     1989   1997           --              --        7,449            305
17 Skyline Drive (O)..................     1989   1997           --              --        7,269             --
2 Skyline Drive (O)...................     1987   1997           --             109        3,128             --
200 Saw Mill River Road (F)...........     1965   1997        2,172             353        3,353              4
30 Saw Mill River Road (O)............     1982   1997       21,553           2,355       34,254             --
4 Skyline Drive (F)...................     1987   1997           --             363        7,513            210
8 Skyline Drive (F)...................     1985   1997        2,734             212        4,410             --
Tarrytown
200 White Plains Road (O).............     1982   1997        5,150             378        8,367            335
220 White Plains Road (O).............     1984   1997        5,030             367        8,112             15
230 White Plains Road (R).............     1984   1997        1,158             124        1,845             --
White Plains
1 Barker Avenue (O)...................     1975   1997           --             208        9,629             33
1 Water Street (O)....................     1979   1997        3,298             211        5,382              6
11 Martine Avenue (O).................     1987   1997       15,465             127       26,833             --
25 Martine Avenue (M).................     1987   1997           --             120       11,366             --
3 Barker Avenue (O)...................     1983   1997                          122        7,864            249
50 Main Street (O)....................     1985   1997       27,919             564       48,105            144
Yonkers
1 Enterprise Boulevard (L)............      N/A   1997           --           1,380           --             --
1 Executive Boulevard (O).............     1982   1997          684           1,104       11,904             24
1 Odell Plaza (F).....................     1980   1997           --           1,206        6,815             --
100 Corporate Boulevard (F)...........     1987   1997        6,211             602        9,910             --
2 Executive Plaza (R).................     1986   1997        7,722              89        2,439             --
3 Executive Plaza (O).................     1987   1997           --             385        6,259              4
4 Executive Plaza (F).................     1986   1997        1,528             584        6,134            162
5 Odell Plaza (F).....................     1983   1997           --             331        2,988             --
6 Executive Plaza (F).................     1987   1997           --             546        7,246             --
7 Odell Plaza (F).....................     1984   1997           --             419        4,418             53
200 Corporate Boulevard South (F).....     1990   1997           --             502        7,575             --

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive (O)..............     1989   1997           --             619        9,016             60
1055 Westlakes Drive (O)..............     1990   1997           --           1,951       19,046            116
1205 Westlakes Drive (O)..............     1988   1997           --           1,323       20,098            127
1235 Westlakes Drive (O)..............     1986   1997           --           1,417       21,215            136

DELAWARE COUNTY, PENNSYLVANIA
Media
1400 Providence Road - Center I (O)...     1986   1996           --           1,042        9,054            532
1400 Providence Road - Center II (O)..     1990   1996           --           1,543       16,464            518
Lester
100 Stevens Drive (O).................     1986   1996           --           1,349       10,018            109
200 Stevens Drive (O).................     1987   1996           --           1,644       20,186            133
300 Stevens Drive (O).................     1992   1996           --             491        9,490             74

                                               Gross Amount at Which
                                                Carried at Close of
                                                      Period (1)
                                           ------------------------------
                                                  Building and              Accumulated
Property Location (2)                      Land   Improvements      Total  Depreciation
---------------------                      ----   ------------      -----  ------------
570 Taxter Road (O)...................      438        6,096        6,534         143
6 Warehouse Lane (I)..................       10        4,419        4,429         101
6 Westchester Plaza (F)...............      164        1,998        2,162          46
7 Westchester Plaza (F)...............      286        4,330        4,616         100
700 Executive Boulevard (L)...........      970           --          970          --
75 Clearbrook Road (F)................    2,313        4,717        7,030         108
77 Executive Boulevard (F)............       34        1,104        1,138          25
8 Westchester Plaza (F)...............      447        5,373        5,820         128
85 Executive Boulevard (F)............      155        2,507        2,662          57
Hawthorne
1 Skyline Drive (O)...................       66        1,711        1,777          39
10 Skyline Drive (F)..................      134        2,908        3,042          69
11 Skyline Drive (F)..................       --        4,788        4,788         110
15 Skyline Drive (F)..................       --        7,754        7,754         211
17 Skyline Drive (O)..................       --        7,269        7,269         167
2 Skyline Drive (O)...................      109        3,128        3,237          72
200 Saw Mill River Road (F)...........      353        3,357        3,710          77
30 Saw Mill River Road (O)............    2,355       34,254       36,609         785
4 Skyline Drive (F)...................      363        7,723        8,086         187
8 Skyline Drive (F)...................      212        4,410        4,622         101
Tarrytown
200 White Plains Road (O).............      378        8,702        9,080         250
220 White Plains Road (O).............      367        8,127        8,494         193
230 White Plains Road (R).............      124        1,845        1,969          42
White Plains
1 Barker Avenue (O)...................      208        9,662        9,870         225
1 Water Street (O)....................      211        5,388        5,599         124
11 Martine Avenue (O).................      127       26,833       26,960         615
25 Martine Avenue (M).................      120       11,366       11,486         260
3 Barker Avenue (O)...................      122        8,113        8,235         191
50 Main Street (O)....................      564       48,249       48,813       1,111
Yonkers
1 Enterprise Boulevard (L)............    1,380           --        1,380          --
1 Executive Boulevard (O).............    1,104       11,928       13,032         284
1 Odell Plaza (F).....................    1,206        6,815        8,021         156
100 Corporate Boulevard (F)...........      602        9,910       10,512         227
2 Executive Plaza (R).................       89        2,439        2,528          56
3 Executive Plaza (O).................      385        6,263        6,648         143
4 Executive Plaza (F).................      584        6,296        6,880         150
5 Odell Plaza (F).....................      331        2,988        3,319          68
6 Executive Plaza (F).................      546        7,246        7,792         166
7 Odell Plaza (F).....................      419        4,471        4,890         108
200 Corporate Boulevard South (F).....      502        7,575        8,077         174

CHESTER COUNTY, PENNSYLVANIA
Berwyn
1000 Westlakes Drive (O)..............      619        9,076        9,695         167
1055 Westlakes Drive (O)..............    1,951       19,162       21,113         343
1205 Westlakes Drive (O)..............    1,323       20,225       21,548         359
1235 Westlakes Drive (O)..............    1,417       21,351       22,768         391

DELAWARE COUNTY, PENNSYLVANIA
Media
1400 Providence Road - Center I (O)...    1,042        9,586       10,628         395
1400 Providence Road - Center II (O)..    1,543       16,982       18,525         711
Lester
100 Stevens Drive (O).................    1,349       10,127       11,476         253
200 Stevens Drive (O).................    1,644       20,319       21,963         508
300 Stevens Drive (O).................      491        9,564       10,055         239

                                                                    SCHEDULE III



                                                                                  Initial Costs        Costs
                                                                               -------------------   Capitalized
                                               Year           Related                 Building and    Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements  to Acquisition
---------------------                     -----  --------   ------------       ----   ------------  --------------
MONTGOMERY COUNTY, PENNSYLVANIA
Lower Providence
1000 Madison Avenue (O)............        1990   1997           --           1,713       12,559              1
Plymouth Meeting
Five Sentry East (O)...............        1984   1996           --             642        8,168            255
Five Sentry West (O)...............        1984   1996           --             268        3,406             34
1150 Plymouth Meeting Mall (O).....        1970   1997           --             125          499             --

FAIRFIELD COUNTY, CONNECTICUT
Stamford
419 West Avenue (F)................        1986   1997           --           4,538        9,246             --
500 West Avenue (F)................        1988   1997           --             415        1,679             --
550 West Avenue (F)................        1990   1997           --           1,975        3,856             --
Shelton
1000 Bridgeport Avenue (O).........        1986   1997           --             773       15,036             --

BEXAR COUNTY, TEXAS
San Antonio
111 Soledad (O)....................        1918   1997           --           2,004        8,017             --
1777 N.E. Loop 410 (O).............        1986   1997           --           3,119       12,477             --
84 N.E. Loop 410 (O)...............        1971   1997           --           2,596       10,382             --
200 Concord Plaza Drive (O)........        1986   1997           --           5,109       28,967             --

COLLIN COUNTY, TEXAS
Plano
555 Republic Place (O).............        1986   1997           --             942        3,767             --

DALLAS COUNTY, TEXAS
Dallas
3030 LBJ Freeway (O)...............        1984   1997           --           6,098       24,366             --
3100 Monticello (O)................        1984   1997           --           1,940        7,762             --
8214 Westchester (O)...............        1983   1997           --           1,705        6,819             --
Irving
2300 Valley View (O)...............        1985   1997           --           1,913        7,651             --
Richardson
1122 Alma Road (O).................        1977   1997           --             754        3,015             --

HARRIS COUNTY, TEXAS
Houston
10497 Town & Country Way (O).......        1981   1997           --           1,619        6,476             --
14511 Falling Creek (O)............        1982   1997           --             434        1,738             --
1717 St. James Place (O)...........        1975   1997           --             909        3,636             --
1770 St. James Place (O)...........        1973   1997           --             730        2,920             --
5225 Katy Freeway (O)..............        1983   1997           --           1,403        5,610             --
5300 Memorial (O)..................        1982   1997           --           1,283        7,269             --

POTTER COUNTY, TEXAS
Amarillo
6900 IH - 40 West (O)..............        1986   1997           --             287        1,147             --

TARRANT COUNTY, TEXAS
Euless
150 West Park Way (O)..............        1984   1997           --             852        3,410             --

MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard (O).....        1991   1997        7,847           2,732       10,927             --
Phoenix
19640 North 31st Street (O)........        1990   1997       11,518           3,437       13,747             --

                                               Gross Amount at Which
                                                Carried at Close of
                                                      Period (1)
                                           ------------------------------
                                                  Building and              Accumulated
Property Location (2)                      Land   Improvements      Total  Depreciation
---------------------                      ----   ------------      -----  ------------
MONTGOMERY COUNTY, PENNSYLVANIA
Lower Providence
1000 Madison Avenue (O)............       1,713       12,559       14,272          32
Plymouth Meeting
Five Sentry East (O)...............         642        8,423        9,065         239
Five Sentry West (O)...............         268        3,440        3,708         100
1150 Plymouth Meeting Mall (O).....         125          499          624           1

FAIRFIELD COUNTY, CONNECTICUT
Stamford
419 West Avenue (F)................       4,538        9,246       13,784         213
500 West Avenue (F)................         415        1,679        2,094          38
550 West Avenue (F)................       1,975        3,856        5,831          88
Shelton
1000 Bridgeport Avenue (O).........         773       15,036       15,809         148

BEXAR COUNTY, TEXAS
San Antonio
111 Soledad (O)....................       2,004        8,017       10,021           9
1777 N.E. Loop 410 (O).............       3,119       12,477       15,596          14
84 N.E. Loop 410 (O)...............       2,596       10,382       12,978          11
200 Concord Plaza Drive (O)........       5,109       28,967       34,076          30

COLLIN COUNTY, TEXAS
Plano
555 Republic Place (O).............         942        3,767        4,709           4

DALLAS COUNTY, TEXAS
Dallas
3030 LBJ Freeway (O)...............       6,098       24,366       30,464          27
3100 Monticello (O)................       1,940        7,762        9,702           9
8214 Westchester (O)...............       1,705        6,819        8,524           8
Irving
2300 Valley View (O)...............       1,913        7,651        9,564           8
Richardson
1122 Alma Road (O).................         754        3,015        3,769           3

HARRIS COUNTY, TEXAS
Houston
10497 Town & Country Way (O).......       1,619        6,476        8,095           7
14511 Falling Creek (O)............         434        1,738        2,172           2
1717 St. James Place (O)...........         909        3,636        4,545           4
1770 St. James Place (O)...........         730        2,920        3,650           3
5225 Katy Freeway (O)..............       1,403        5,610        7,013           6
5300 Memorial (O)..................       1,710        6,841        8,551           8

POTTER COUNTY, TEXAS
Amarillo
6900 IH - 40 West (O)..............         287        1,147        1,434           1

TARRANT COUNTY, TEXAS
Euless
150 West Park Way (O)..............         852        3,410        4,262           4

MARICOPA COUNTY, ARIZONA
Glendale
5551 West Talavi Boulevard (O).....       2,732       10,927       13,659          12
Phoenix
19640 North 31st Street (O)........       3,437       13,747       17,184          15

                                                                    SCHEDULE III



                                                                                  Initial Costs        Costs
                                                                               -------------------   Capitalized
                                               Year           Related                 Building and    Subsequent
Property Location (2)                     Built  Acquired   Encumbrances       Land   Improvements  to Acquisition
---------------------                     -----  --------   ------------       ----   ------------  --------------
20002 North 19th Avenue (O)                1986      1997             --      1,843        7,371             --
Scottsdale
9060 E. Via Linda Boulevard (O)            1984      1997         10,095      3,720       14,879             --

SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
760 Market Street (O)                      1908      1997             --      5,588       22,352             --

HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard (O)                  1982      1997             --      3,959       15,837             --

POLK COUNTY, IOWA
West Des Moines
2600 Westown Parkway (O)                   1988      1997             --      1,708        6,833             --

DOUGLAS COUNTY, NEBRASKA
Omaha
210 South 16th Street (O)                  1894      1997             --      2,559       10,236             --

Projects Under Development                                            --      1,163           --          1,073

Furniture, Fixtures & Equipment                                       --         --           --          4,316

--------------------------------------------------------------------------------------------------------------------
TOTALS                                                          $850,550   $368,684   $2,020,297       $240,635
====================================================================================================================

                                              Gross Amount at Which
                                               Carried at Close of
                                                     Period (1)
                                          ------------------------------
                                                 Building and              Accumulated
Property Location (2)                     Land   Improvements      Total  Depreciation
---------------------                     ----   ------------      -----  ------------
20002 North 19th Avenue (O)              1,843        7,371        9,214             8
Scottsdale
9060 E. Via Linda Boulevard (O)          3,720       14,879       18,599            16

SAN FRANCISCO COUNTY, CALIFORNIA
San Francisco
760 Market Street (O)                    5,588       22,352       27,940            25

HILLSBOROUGH COUNTY, FLORIDA
Tampa
501 Kennedy Boulevard (O)                3,959       15,837       19,796            18

POLK COUNTY, IOWA
West Des Moines
2600 Westown Parkway (O)                 1,708        6,833        8,541             8

DOUGLAS COUNTY, NEBRASKA
Omaha
210 South 16th Street (O)                2,559       10,236       12,795            11

Projects Under Development               1,163        1,073        2,236            --

Furniture, Fixtures & Equipment             --        4,316        4,316         1,140

--------------------------------------------------------------------------------------
TOTALS                                $374,242   $2,255,374   $2,629,616      $103,133
======================================================================================



(1) The aggregate cost for federal income tax purposes at December 31, 1997 was approximately $1.68 billion.

(2)   Legend of Property Codes:

      (O)=Office Property                 (M)=Multi-family Residential Property
      (F)=Office/Flex Property            (R)=Stand-alone Retail Property
      (I)=Industrial/Warehouse Property   (L)=Land Lease

                          Mack-Cali Realty Corporation
                              Note to Schedule III


Changes in rental properties and accumulated depreciation for the periods ended December 31, 1997, 1996 and 1995 are as follows:


                                           1997          1996           1995
                                        ----------    ----------     ----------

Rental Properties
Balance at beginning of year            $  853,352    $  387,675     $  234,470
      Additions                          1,776,264       473,371        153,753
      Retirements/Disposals                   --          (7,694)          (548)
                                        ----------    ----------     ----------

Balance at end year                     $2,629,616    $  853,352     $  387,675
                                        ==========    ==========     ==========

Accumulated Depreciation:
Balance at beginning of year            $   68,610    $   59,095     $   50,800
      Depreciation expense                  34,523        12,810          8,807
      Retirements/Disposals                   --          (3,295)          (512)
                                        ----------    ----------     ----------

Balance at end of year                  $  103,133    $   68,610     $   59,095
                                        ==========    ==========     ==========