Form 10-Q
period 1998-03-31
MACK CALI REALTY CORP
filed 1998-05-15
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number 1-13274

                          Mack-Cali Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Maryland                                        22-3305147
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification Number)

               11 Commerce Drive, Cranford, New Jersey 07016-3501
--------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (908) 272-8000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES |X| NO |_| and (2) has been subject to such filing requirements for the past ninety (90) days YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 1998, there were 56,977,190 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                    Form 10-Q

                                      INDEX


Part I  Financial Information                                            Page #
                                                                         ------
    Item 1.  Financial Statements:

             Consolidated Balance Sheets as of March 31, 1998
                and December 31, 1997 ...................................4

             Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 ...........................5

             Consolidated Statement of Stockholders' Equity for the
                three months ended March 31, 1998 .......................6

             Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 ...........................7

             Notes to Consolidated Financial Statements .................8 - 21

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................22 - 25

    Item 3.  Quantitative and Qualitative
             Disclosures about Market Risk...............................25

Part II Other Information and Signatures

    Item 1.  Legal Proceedings ..........................................25

    Item 2.  Changes in Securities and Use of Proceeds ..................25

    Item 6.  Exhibits....................................................26 - 27

             Signatures .................................................28

                          MACK-CALI REALTY CORPORATION

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

            The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

            The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
================================================================================

                                                     March 31,    December 31,
ASSETS                                                 1998         1997
------------------------------------------------------------------------------
Rental property
   Land                                            $   461,368    $  374,242
   Buildings and improvements                        2,567,225     2,206,462
   Tenant improvements                                  50,708        44,596
   Furniture, fixtures and equipment                     4,650         4,316
------------------------------------------------------------------------------
                                                     3,083,951     2,629,616
Less - accumulated depreciation and amortization      (118,567)     (103,133)
------------------------------------------------------------------------------
   Total rental property                             2,965,384     2,526,483
Cash and cash equivalents                               11,717         2,704
Investment in partially-owned entity                    18,034            --
Unbilled rents receivable                               30,641        27,438
Deferred charges and other assets, net                  21,672        18,989
Restricted cash                                          6,791         6,844
Accounts receivable, net of allowance for
   doubtful accounts of $493 and $327                    3,826         3,736
Mortgage notes receivable                               27,250         7,250
------------------------------------------------------------------------------
Total assets                                        $3,085,315    $2,593,444
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------
Mortgages and loans payable                         $1,207,592    $  972,650
Dividends and distributions payable                     35,139        28,089
Accounts payable and accrued expenses                   31,510        31,136
Rents received in advance and security deposits         29,651        21,395
Accrued interest payable                                 1,935         3,489
------------------------------------------------------------------------------
   Total liabilities                                 1,305,827     1,056,759
------------------------------------------------------------------------------
Minority interest of unitholders in Operating
   Partnership                                         404,830       379,245
------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized,
   none issued
Common stock, $0.01 par value,
   190,000,000 shares authorized, 55,835,686
   and 49,856,289 shares outstanding                       558           499
Additional paid-in capital                           1,463,460     1,244,883
Dividends in excess of net earnings                    (89,360)      (87,942)
------------------------------------------------------------------------------
   Total stockholders' equity                        1,374,658     1,157,440
------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $3,085,315    $2,593,444
==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
================================================================================

                                                    Three Months Ended March 31,
REVENUES                                                  1998            1997
--------------------------------------------------------------------------------
Base rents                                              $ 92,916        $42,791
Escalations and recoveries from tenants                   10,357          6,612
Parking and other                                          2,006          1,544
Interest income                                              544          1,208
--------------------------------------------------------------------------------
   Total revenues                                        105,823         52,155
--------------------------------------------------------------------------------
EXPENSES
--------------------------------------------------------------------------------
Real estate taxes                                         10,073          5,433
Utilities                                                  8,301          3,725
Operating services                                        12,693          6,416
General and administrative                                 6,196          3,173
Depreciation and amortization                             16,231          7,493
Interest expense                                          18,480          7,820
--------------------------------------------------------------------------------
   Total expenses                                         71,974         34,060
--------------------------------------------------------------------------------
Income before minority interest                           33,849         18,095
Minority interest                                          7,306          1,636
--------------------------------------------------------------------------------
Net income                                              $ 26,543       $ 16,459
================================================================================
Basic earnings per share                                $   0.52       $   0.45

Diluted earnings per share                              $   0.51       $   0.44
--------------------------------------------------------------------------------
Dividends declared per common share                     $   0.50       $   0.45
--------------------------------------------------------------------------------
Basic weighted average shares outstanding                 51,363         36,461

Diluted weighted average shares outstanding               58,682         40,817
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands)
================================================================================

                                                                     Retained
                                                                     Earnings
                                                       Additional (Dividends in        Total
                                      Common Stock      Paid-In      Excess of     Stockholders'
                                   Shares  Par Value    Capital    Net Earnings)      Equity
-------------------------------------------------------------------------------------------------
Balance at January 1, 1998          49,856     $499   $1,244,883    $(87,942)        $1,157,440
  Net income                            --       --           --      26,543             26,543
  Dividends                             --       --           --     (27,961)           (27,961)
  Net proceeds from common stock
    offerings                        5,856       58      215,726          --            215,784
  Conversion of Units to shares
    of common stock                     22       --          848          --                848
  Proceeds from stock options
    exercised                          102        1        2,003          --              2,004
-------------------------------------------------------------------------------------------------
Balance at March 31, 1998           55,836     $558   $1,463,460    $(89,360)        $1,374,658
=================================================================================================

      The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
================================================================================

                                                       Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                       1998          1997
-----------------------------------------------------------------------------------
Net income                                               $  26,543    $  16,459
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            16,231        7,493
   Amortization of deferred financing costs                    254          271
   Minority interest                                         7,306        1,636
Changes in operating assets and liabilities:
   Increase in unbilled rents receivable                    (3,203)      (1,606)
   Increase in deferred charges and other assets, net       (3,790)      (1,665)
   Increase in accounts receivable, net                        (34)      (1,508)
   Increase in accounts payable and
     accrued expenses                                          374        6,585
   Increase in rents received in advance and
     security deposits                                       8,256        4,827
   Decrease in accrued interest payable                     (1,554)        (954)
-----------------------------------------------------------------------------------
  Net cash provided by operating activities              $  50,383    $  31,538
===================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
-----------------------------------------------------------------------------------
Additions to rental property                             $(406,659)   $(230,429)
Issuance of mortgage note receivable                       (20,000)     (11,600)
Investment in partially-owned entity                       (18,034)          --
Decrease (increase) in restricted cash                          53         (170)
-----------------------------------------------------------------------------------
  Net cash used in investing activities                  $(444,640)   $(242,199)
-----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
-----------------------------------------------------------------------------------
Proceeds from mortgages and loans payable                $ 419,851    $  47,195
Repayments of mortgages and loans payable                 (205,514)     (19,299)
Repurchase of common units                                    (766)          --
Net proceeds from common stock offerings                   215,784           --
Proceeds from stock options exercised                        2,004        2,297
Payment of dividends and distributions                     (28,089)     (17,554)
-----------------------------------------------------------------------------------
  Net cash provided by financing activities              $ 403,270    $  12,639
===================================================================================
Net increase (decrease) in cash and cash equivalents     $   9,013    $(198,022)
Cash and cash equivalents, beginning of period               2,704      204,807
-----------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $  11,717    $   6,785
===================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
================================================================================

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of March 31, 1998, the Company owned and operated 227 properties and had a significant equity interest in another property (the "Properties"). The Properties aggregate approximately 25.2 million square feet, and are comprised of 216 office and office/flex buildings totaling approximately 24.8 million square feet, six industrial/warehouse buildings totaling approximately 387,000 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Properties are located in 11 states, primarily in the Northeast and Southwest.

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Company and its majority-owned subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the "Operating Partnership"). See Investment in Partially-owned Entity in Note 2 for the Company's treatment of unconsolidated partnership interests. All significant intercompany accounts and transactions have been eliminated.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Rental
Property Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of construction. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets as follows:

                Buildings and improvements                       5 to 40 years
                ---------------------------------------------------------------
                Tenant improvements                 The shorter of the term of
                                              the related lease or useful life
                ---------------------------------------------------------------
                Furniture, fixtures and equipment               5 to 10 years
                ---------------------------------------------------------------

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

Investment in
Partially-owned
Entity The Company acquired a 50 percent interest in an office property in March 1998. The Company accounts for its investment in a partially-owned entity under the equity method of accounting as the Company exercises significant influence. This investment is recorded initially at cost, as Investment in Partially-Owned Entity, and subsequently adjusted for net equity in income
                (loss) and cash contributions and distributions.

Cash and Cash
Equivalents     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Deferred
Financing Costs Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $254 and $271 for the three months ended March 31, 1998 and 1997, respectively.

Deferred
Leasing Costs   Costs incurred in connection with leases are capitalized
                and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive fees as compensation ranging from 0.667 percent to 2.667 percent of adjusted rents. For the three months ended March 31, 1998 and 1997, such fees, which are capitalized and amortized, approximated $577 and $206, respectively.

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

                The Company receives reimbursements from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs (see Note 11).

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

Interest Rate
Contracts       Interest rate contracts are utilized by the Company to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes.

                The differentials to be received or paid under contracts designated as hedges are recognized in income over the life of the contracts as adjustments to interest expense. Gains and losses are deferred and amortized to interest expense over the remaining life of the associated debt to the extent that such debt remains outstanding.

Earnings
Per Share       In accordance with the Statement of Financial Accounting
                Standards No. 128 ("FASB No. 128") the Company presents both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower
                EPS amount.

Dividends and
Distributions
Payable The dividends and distributions payable at March 31, 1998 represents dividends payable to shareholders of record on April 3, 1998 (55,922,025 shares), distributions payable to minority interest common unitholders (6,789,352 common units) on that same date and preferred distributions to preferred unitholders (232,401 preferred units) for the first quarter 1998. The first quarter 1998 dividends and common unit distributions of $0.50 per share and per common unit, as well as the first quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on March 18, 1998 and were paid on April 21, 1998.

Underwriting
Commissions
and Costs       Underwriting commissions and costs incurred in connection
                with the Company's stock offerings are reflected as a reduction of additional paid-in-capital.

Stock Options   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles
                Board Opinion No. 25, "Accounting for Stock Issued to
                Employees," and related Interpretations ("APB No. 25"). Under
                APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted.
                Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans.
                The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No.
                123, "Accounting for Stock- Based Compensation" ("FASB No.
                123"). See Note 12.

Reclassifi-
 cations Certain reclassifications have been made to prior period balances in order to conform with current period presentation.

3. ACQUISITIONS/TRANSACTIONS

On January 31, 1997, the Company acquired 65 properties ("RM Properties") from Robert Martin Company, LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction (the "RM Transaction") was financed through the assumption of $185,283 of mortgage indebtedness ("TIAA Mortgage"), the payment of approximately $220,000 in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 common units, valued at $43,788. The RM Properties consist primarily of 54 office and office/flex properties, aggregating approximately 3.7 million square feet, and six industrial/warehouse properties, aggregating approximately 387,000 square feet.

In connection with the RM Transaction, the Company was granted a three-year option to acquire two properties (the "Option Properties"), under certain conditions, one of which was acquired in 1997 (see below). The purchase price for the remaining Option Property, under the agreement, is subject to adjustment based on different formulas and is payable in cash or common units. The Company holds a $7,250 mortgage loan ("RM Note Receivable") secured by the remaining Option Property (see Note 6).

On December 11, 1997, the Company acquired 54 office properties, aggregating approximately 9.2 million square feet, (the "Mack Properties") from the Mack Company and Patriot American Office Group (the "Mack Transaction"), pursuant to a Contribution and Exchange Agreement (the "Agreement"), for a total cost of approximately $1,102,024.

The total cost of the Mack Transaction was financed as follows: (i) $498,757 in cash made available from the Company's cash reserves and from the $200,000 Prudential Term Loan (see Note 7), (ii) $291,879 in debt assumed by the Company (the "Mack Mortgages"), (iii) the issuance of 1,965,886 common units valued at $66,373, (iv) the issuance of 15,237 Series A preferred units and 215,325 Series B preferred units, valued at $236,491 (collectively, the "Preferred Units"), (v) warrants to purchase 2,000,000 common units (the "Unit Warrants"), valued at $8,524, and (vi) the issuance of Contingent Units, as described below.

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

On account of the achievement of certain of the performance goals during the three months ended March 31, 1998, certain of the Contingent Units were redeemed for a specified amount of common and preferred units (see Note 8).

With the completion of the Mack Transaction, the Cali Realty Corporation name was changed to Mack-Cali Realty Corporation, and the name of the Operating Partnership was changed from Cali Realty, L.P. to Mack-Cali Realty, L.P.

Additionally in 1997, the Company acquired 13 office and office/flex properties, aggregating 1,495,950 square feet, in nine separate transactions with separate sellers, for an aggregate cost of approximately $204,446. Such acquisitions were funded primarily with drawings on the Company's revolving credit facilities.

On January 23, 1998, the Company acquired 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,338, which was funded from the Company's cash reserves. The vacant land, on which the Company plans to develop a 40,000 square-foot office/flex property, was acquired from RMC Development Co., LLC. In conjunction with the acquisition of the developable land, the Company signed a 15- year lease, on a triple-net basis, with a single tenant to occupy the entire property being developed.

On January 30, 1998, the Company acquired a 17-building office/flex portfolio, aggregating approximately 748,660 square feet located in the Moorestown West Corporate Center in Moorestown, Burlington County, New Jersey and in Bromley Commons in Burlington, Burlington County, New Jersey. The 17 properties were acquired for a total cost of approximately $47,452. The Company is under contract to acquire an additional four office/flex properties in the same locations. The Company also has an option to purchase a property following completion of construction and required lease-up for approximately $3,700. The purchase contract also provides the Company a right of first refusal to acquire up to six additional office/flex properties totaling 202,000 square feet upon their development and lease-up. The initial transaction was funded primarily from drawing on one of the Company's credit facilities as well as the assumption of mortgage debt with an estimated fair value of $8,354 (the "McGarvey Mortgages"). The McGarvey Mortgages currently have a weighted average annual effective interest rate of 6.24 percent and are secured by five of the office/flex properties acquired.

On February 2, 1998, the Company acquired 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey. The building was acquired for approximately $5,164, which was made available from drawing on one of the Company's credit facilities.

On February 5, 1998, the Company acquired 500 West Putnam Avenue ("500 West Putnam"), a 121,250 square-foot office building located in Greenwich, Fairfield County, Connecticut. The property was acquired for a total cost of approximately $20,125, funded from drawing on one of the Company's credit facilities as well as the assumption of mortgage debt with an estimated fair value of $12,104 which bears interest at an annual effective interest rate of 6.52 percent.

On February 25, 1998, the Company acquired 10 Mountainview Road
("Mountainview"), a 192,000 square-foot office property, located in Upper Saddle River, Bergen County, New Jersey. The property was acquired for approximately $24,725, which was made available from proceeds received from the Company's February 1998 offering of common stock.

On March 12, 1998, the Company acquired 1250 Capital of Texas Highway South, a 270,703 square foot Class A office building in Austin, Travis County, Texas. The property was acquired for a total cost of approximately $37,062, which was made available from drawing on one of the Company's credit facilities.

On March 27, 1998, the Company acquired four office buildings, a daycare center, plus land parcels, and a 50 percent interest in another office building, all of such properties aggregating 875,000 square feet and located in the Prudential Business Campus office complex in Parsippany and East Hanover, Morris County, New Jersey. The properties were acquired for a total cost of approximately $175,856 million, which funds were made available from the Company's cash reserves (provided in part from the proceeds received in the sale of 2,705,628 shares of the Company's Common Stock pursuant to a Stock Purchase Agreement with The Prudential Insurance Company of America, Strategic Value Investors, LLC and Strategic Value Investors International, LLC) and from drawing on one of the Company's credit facilities.

Also, on March 27, 1998, the Company acquired ten office properties (the "Pacifica I Acquisition"), located in suburban Denver and Colorado Springs, Colorado, and 2.5 acres of vacant land, located in the Denver Tech Center, from Pacifica Holding Company ("Pacifica"), a private real estate owner and operator in Denver, Colorado, for a total cost of approximately $74,712. Such funds were made available from drawing on one of the Company's credit facilities and the issuance of common units (see Note 8). The Pacifica I Acquisition was comprised of approximately 620,156 square feet of Pacifica's entire 1.4 million square-foot office portfolio, which consists of 19 office buildings and related operations. The Company currently is a party to a letter of intent to acquire the remaining nine office buildings, encompassing 742,973 square feet, from Pacifica for an aggregate purchase price of approximately $113,000.

On March 30, 1998, the Company acquired two office buildings, aggregating 308,215 square feet, in the Morris County Financial Center located in Parsippany, Morris County, New Jersey. The properties were acquired for a total cost of approximately $52,753, which was made available from drawing on one of the Company's credit facilities.

4. DEFERRED CHARGES AND OTHER ASSETS

                                                 March 31,        December 31,
                                                   1998               1997
                                                   ----               ----
      Deferred leasing costs                     $ 22,662          $ 20,297
      Deferred financing costs                      3,669             3,640
------------------------------------------------------------------------------
                                                   26,331            23,937
      Accumulated amortization                    (10,428)           (9,535)
------------------------------------------------------------------------------
      Deferred charges, net                        15,903            14,402
      Prepaid expenses and other assets             5,769             4,587
------------------------------------------------------------------------------
      Total deferred charges and other assets,
        net                                      $ 21,672          $ 18,989
==============================================================================

5. RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                  March 31,      December 31,
                                                    1998             1997
                                                    ----             ----
      Escrow and other reserve funds              $ 1,552          $ 1,278
      Security deposits                             5,239            5,566
------------------------------------------------------------------------------
      Total restricted cash                        $6,791          $ 6,844
==============================================================================

6. MORTGAGE NOTES RECEIVABLE

In connection with the RM Transaction on January 31, 1997, the Company provided a $11,600 non-recourse mortgage loan (the "RM Note Receivable") to entities controlled by the RM principals, bearing interest at an annual rate of 450 basis points over the one-month LIBOR. The RM Note Receivable, which is secured by the Option Properties and guaranteed by certain of the RM principals, matures on February 1, 2000. In conjunction with the acquisition of one of the Option Properties on August 15, 1997, the sellers of the property, certain RM principals, prepaid $4,350 of the RM Note Receivable, leaving a remaining principal balance of $7,250 secured by the remaining Option Property.

On March 6, 1998, prior to the completion of the Pacifica I Acquisition, the Company provided a $20,000 mortgage loan to an entity controlled by certain principals of Pacifica. Such mortgage loan is secured by an office property in California. The mortgage note receivable bears interest at an annual rate of
9.25 percent and has a two-year term.

7. MORTGAGES AND LOANS PAYABLE

                                                March 31,          December 31,
                                                   1998               1997
-------------------------------------------------------------------------------
      TIAA Mortgage                             $ 185,283         $ 185,283
      Harborside Mortgages                        150,000           150,000
      CIGNA Mortgages                              75,910            86,650
      Mitsubishi Mortgages                         72,204            72,204
      Prudential Mortgages                         61,669            62,205
      Other Mortgages                              99,937            88,474
      Prudential Term Loan                        200,000           200,000
      Revolving Credit Facilities                 356,751           122,100
      Contingent Obligation                         5,838             5,734
------------------------------------------------------------------------------
      Total mortgages and loans payable        $1,207,592         $ 972,650
==============================================================================

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

HARBORSIDE MORTGAGES

In connection with the acquisition of Harborside Financial Center ("Harborside"), on November 4, 1996, the Company assumed existing mortgage debt and was provided seller-financed mortgage debt aggregating $150,000. The existing financing, with a principal balance of $104,059 as of March 31, 1998, bears interest at a fixed rate of 7.32 percent for a term of approximately nine years. The seller-provided financing, with a principal balance of $45,941 as of March 31, 1998, also has a term of approximately nine years and initially bears interest at a rate of 6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity.

CIGNA MORTGAGES

In connection with the Mack Transaction, the Company assumed non-recourse mortgage debt (the "CIGNA Mortgages") aggregating $75,910 in principal as of March 31, 1998, with Connecticut General Life Insurance Company (CIGNA). Such mortgages, which are secured by five of the Mack Properties, bear interest at a weighted average fixed rate of 7.68 percent and require monthly payments of interest and principal on various term amortization schedules. The various mortgages mature between October 1998 and October 2003.

In April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan, as described below, the Company retired one of the CIGNA Mortgages with a principal balance of $27,835.

MITSUBISHI MORTGAGES

In connection with the Mack Transaction, the Company assumed non-recourse variable-rate mortgage debt (the "Mitsubishi Mortgages") aggregating $72,204 in principal as of December 31, 1997 with Mitsubishi Trust and Banking Corporation. Such mortgages, which are secured by two of the Mack Properties, bear interest at a variable rate of 65 basis points over LIBOR (5.6875 percent at March 31, 1998) and mature between January 2008 and January 2009.

PRUDENTIAL MORTGAGES

The Company has mortgage debt (the "Prudential Mortgages") aggregating $61,669 in principal as of March 31, 1998 with Prudential Insurance Company of America, substantially all of which was assumed in the Mack Transaction. Such mortgages, which are secured by three properties, bear interest at a weighted average fixed rate of 8.43 percent, all of which require monthly payments of interest. Certain of the Prudential Mortgages require monthly payments of principal, in addition to interest, on various term amortization schedules. The Prudential Mortgages mature between October 2003 and July 2004.

OTHER MORTGAGES

The Company has mortgage debt ("Other Mortgages") aggregating $99,937 in principal as of March 31, 1998 with eight different lenders, which were assumed in the Mack Transaction and the 1998 acquisitions of the McGarvey Properties and 500 West Putnam, and are secured by 14 individual properties. The Other Mortgages are comprised of: (i) fixed rate debt aggregating $80,723, which bears interest at a weighted average effective rate of 6.89 percent, and require monthly payments of principal and interest on various term amortization schedules, and (ii) variable rate debt aggregating $19,214, which bears interest at 115 basis points over LIBOR. The Other Mortgages mature between February 1999 and October 2010.

In April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan, as described below, the Company retired $20,338 of the Other Mortgages.

PRUDENTIAL TERM LOAN

On December 10, 1997, the Company obtained a $200,000 term loan from Prudential Securities Corp. ("PSC") the "Prudential Term Loan." The proceeds of the loan were used to fund a portion of the cash consideration in completion of the Mack Transaction. The loan has a one-year term and interest payments are required monthly at an interest rate of 110 basis points over one-month LIBOR. The loan is a recourse loan secured by 11 properties owned by the Company and located in New Jersey. The Prudential Term Loan was subsequently retired in April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan, as described below.

REVOLVING CREDIT FACILITIES

   Prudential Facility

   The Company has a revolving credit facility (the "Prudential Facility") from PSC in the amount of $100,000 which currently bears interest at 110 basis points over one-month LIBOR, and matures on March 31, 1999. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The terms of the Prudential Facility include certain restrictions and covenants that limit, among other things, dividend payments and additional indebtedness and that require compliance with specified financial ratios and other financial measurements. The Company had no outstanding borrowings at March 31, 1998 and December 31, 1997 under the Prudential Facility.

   Original Unsecured Facility

   On August 6, 1997, the Company obtained an unsecured revolving credit facility (the "Original Unsecured Facility") in the amount of $400,000 from a group of 13 lender banks. The facility carries a three-year term and bears interest at 125 basis points over one-month LIBOR.

   The terms of the Original Unsecured Facility included certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which required compliance with specified financial ratios and other financial measurements. The facility also required a fee on the unused balance payable quarterly in arrears, at a rate ranging from one-eighth of one percent to one-quarter of one percent of such balance, depending on the level of borrowings outstanding in relation to the total facility commitment.

   The Company had outstanding borrowings of $356,751 and $122,100 at March 31, 1998 and December 31, 1997, respectively, under the Original Unsecured Facility. The Original Unsecured Facility was subsequently repaid and retired in connection with the Company obtaining the 1998 Unsecured Facility in April 1998, as described below.

   1998 Unsecured Facility

   On April 17, 1998, the Company repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility (the "1998 Unsecured Facility") in the amount of $870,000 from a group of 25 lender banks, led by The Chase Manhattan Bank and Fleet National Bank. The 1998 Unsecured Facility has a three-year term and currently bears interest at 110 basis points over LIBOR, a reduction of 15 basis points from the retired

   Original Unsecured Facility. Based upon the Company's achievement of an investment grade long-term unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

   The terms of the 1998 Unsecured Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The 1998 Unsecured Facility also requires a
   17.5 basis point fee on the unused balance payable quarterly in arrears.

   The lending group for the 1998 Unsecured Facility consists of: The Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; PNC Bank, N.A., as documentation agent; Bankers Trust, Commerzbank, AG, The First National Bank of Chicago, First Union National Bank and NationsBank, as managing agents; Creditanstalt Corporate Finance, Inc., Dresdner Bank, AG, European American Bank (EAB), Hypo Bank, Societe Generale and Summit Bank, as co-agents; and Kredietbank, N.V., Key Bank, Mellon Bank, N.A., The Bank of New York, Citizens Bank, Crestar, DG Bank, Tokai Bank, US Trust, Bayerische Landesbank and Erste Bank.

$150,000 PRUDENTIAL MORTGAGE LOAN

On April 30, 1998, the Company obtained a $150,000, interest-only mortgage loan from The Prudential Insurance Company of America with a seven-year term. The mortgage loan, which is secured by 12 of the Company's Properties, has an effective annual interest rate of 7.1 percent, and includes a conversion feature whereby the Company, upon receiving an investment-grade credit rating, will have the option to convert the loan into senior unsecured debt.

The proceeds of the new loan were used, along with funds drawn from one of the Company's credit facilities, to retire the Prudential Term Loan, as well as approximately $48,200 of the Mack Mortgages.

CONTINGENT OBLIGATION

As part of the Harborside acquisition, the Company agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. For the quarter ended March 31, 1998, interest was imputed on the Contingent Obligation, thereby increasing the balance of the Contingent Obligation to $5,838 as of March 31, 1998.

INTEREST RATE CONTRACTS

On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to a fixed 6.285 percent per annum on a notional amount of $24,000 through August 1999.

On January 23, 1996, the Company entered into another interest rate swap agreement with a commercial bank. This swap agreement has a three-year term and a notional amount of $26,000, which fixes the Company's one-month LIBOR base to
5.265 percent per annum.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Company does not anticipate non-performance by any of its counterparties.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED

Cash paid for interest for the three ended month ended March 31, 1998 and 1997 was $20,302 and $8,503, respectively. Interest capitalized by the Company for the three month ended March 31, 1998 and 1997 was $201 and none, respectively.

8. MINORITY INTEREST

Minority interest in the accompanying consolidated financial statements relates to common units in the Operating Partnership, in addition to certain preferred units issued in the Mack Transaction, held by parties other than the Company. Preferred and common units issued in 1997 and the three months ended March 31, 1998 are described in Note 3.

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

The quarterly distribution on each Preferred Unit (representing 6.75 percent of the Preferred Unit stated value of $1,000 on an annualized basis) is an amount equal to the greater of (i) $16.875 or (ii) the quarterly distribution attributable to a Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series A Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the one year anniversary of the date of the Series A Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the three year anniversary of the date of the Series B Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the common units are redeemable after one year for an equal number of shares of common stock.

The Preferred Units, issued in the Mack Transaction, are convertible into Common Units at $34.65 per common unit, which is an amount less than the $39.0625 closing stock price on the date of closing of the Mack Transaction. Accordingly, the Company recorded, on December 11, 1997, the financial value ascribed to the beneficial conversion feature inherent in the Preferred Units upon issuance, which totaled $26,801 ($29,361, before allocation to minority common unitholders) and was recorded as beneficial conversion feature in stockholders' equity. The beneficial conversion feature was amortized in full as the Preferred Units were immediately convertible upon issuance; such amortization was included in minority interest for the year ended December 31, 1997.

During the three months ended March 31, 1998, the Company issued 1,839 additional Preferred Units (1,111 of Series A and 728 of Series B), valued at approximately $1,886, in connection with the achievement of certain performance goals at the Mack Properties in the redemption of an equivalent number of Contingent Units. Such Preferred Units carry the identical terms as those issued in the Mack Transaction.

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

During the three months ended March 31, 1998, a common unitholder in the operating partnership redeemed 20,000 common units and received $766 in cash from the Company. Additionally, certain other common unitholders redeemed an aggregate of 22,300 common units for an equivalent number of shares of common stock in the Company.

As described in Note 3, the Company issued an aggregate of 3,408,532 common units in 1997 in connection with the completion of the RM Transaction, the Mack Transaction and a 1997 single-property acquisition.

On March 26, 1998, in connection with the Pacifica I Acquisition, the Company issued 100,175 common units, valued at approximately $3,779.

During the three months ended March 31, 1998, the Company also issued 634,000 common units, valued at approximately $21,405, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common Units.

Contingent Common & Preferred Units

In conjunction with the completion of the Mack Transaction, 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A Preferred Units, and Series B Preferred Units, respectively. Redemption of such Contingent

Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity. On account of certain of the performance goals having been achieved during the three months ended March 31, 1998, the Company redeemed 634,000 contingent common units and 1,839 contingent Preferred Units and issued an equivalent number of common and Preferred Units, as indicated above.

Unit Warrants

As described in Note 3, in connection with the funding of the Mack Transaction, the Company granted warrants to purchase 2,000,000 common units. The Unit Warrants are exercisable at any time after one year from the date of their issuance and prior to the fifth anniversary thereof at an exercise price of $37.80 per common unit.

Minority Ownership

As of March 31, 1998 and December 31, 1997, the minority interest common unitholders owned 10.8 percent (19.5 percent, including the effect of the conversion of Preferred Units into common units) and 10.9 percent (20.4 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

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

Ground Lease Agreements

Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Company is the lessee, as of March 31, 1998 are as follows:

Period                                                                 Amount
------------------------------------------------------------------------------
April 1, 1998 to December 31, 1998                                    $   240
1999                                                                      320
2000                                                                      320
2001                                                                      320
2002                                                                      320
Thereafter                                                             17,851
------------------------------------------------------------------------------
Total                                                                 $19,371
==============================================================================

Other Contingencies

On December 10, 1997, a Shareholder's Derivative Action was filed in Maryland Court on behalf of a shareholder. The complaint questioned certain executive compensation decisions made by the Company's Board of Directors in connection with the Mack Transaction. The Board's compensation decisions were discussed in the proxy materials distributed in connection with the Mack Transaction and were approved by in excess of 99 percent of the voting shareholders. Although the Company believes that this lawsuit was factually and legally baseless, the Company on May 4, 1998 agreed to a settlement pursuant to which it incurred a cost of $554, and agreed to certain changes to employment agreements of certain of its executive officers. The Company expects to incur an additional $196 in costs associated with defending this action. The Company provided for $750 at December 31, 1997 for this matter.

The Company is a defendant in other certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

11. TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2020. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

12. STOCKHOLDERS' EQUITY

To maintain its qualification as a REIT, not more than 50 percent in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any taxable year of the Company, other than its initial taxable year (defined to include certain entities), applying certain constructive ownership rules. To help ensure that the Company will not fail this test, the Company's Articles of Incorporation provide for, among other things, certain restrictions on the transfer of the common stock to prevent further concentration of stock ownership. Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding common stock and will demand written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

On May 15, 1997, the stockholders approved an increase in the authorized shares of common stock in the Company to 190,000,000.

On October 15, 1997, the Company completed an underwritten public offer and sale of 13,000,000 shares (the "1997 Offering") of its common stock. The Company received approximately $489,116 in net proceeds (after offering costs) from the 1997 Offering. The Company used $160,000 of such proceeds to repay outstanding borrowings on its Original Unsecured Facility and the remainder of the proceeds to fund a portion of the purchase price of the Mack Transaction, for other potential acquisitions, and for general corporate purposes.

On February 25, 1998, the Company completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92,194 (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities and fund the acquisition of Moutainview (see Note 3).

On March 18, 1998, in connection with the acquisition of Prudential Business Campus, the Company completed an offer and sale of 2,705,628 shares of its common stock using the net proceeds of approximately $99,899 (after offering costs) in the funding of such acquisition. (see Note 3).

On March 27, 1998, the Company completed an underwritten public offer and sale of 650,407 shares of its common stock and used the net proceeds, which totaled approximately $23,690 (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities.

Finally, on April 29, 1998, the Company completed an underwritten offer and sale of 994,228 shares of its common stock and used the net proceeds, which totaled approximately $34,650 (after offering costs) primarily to pay down a portion of its outstanding borrowings under the Company's credit facilities.

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

Information regarding the Company's stock option plans is summarized below:

                                                            Weighted
                                            Shares           Average
                                            Under           Exercise
                                            Options          Price
   ------------------------------------------------------------------------
      Outstanding at January 1, 1995        625,000           $17.23
         Granted                            230,200            17.69
         Exercised                               --               --
         Lapsed or canceled                   3,588            17.25
   ------------------------------------------------------------------------
      Outstanding at December 31, 1995      851,612            17.36
         Granted                            809,700            23.97
         Exercised                          126,041            17.25
         Lapsed or canceled                   7,164            19.52
   ------------------------------------------------------------------------
      Outstanding at December 31, 1996    1,528,107            20.86
         Granted                          2,126,538            37.35
         Exercised                          337,282            21.33
         Lapsed or canceled                  30,073            22.62
   ------------------------------------------------------------------------
      Outstanding at December 31, 1997    3,287,290            31.47
         Granted                            901,150            37.31
         Exercised                          101,062            19.81
         Lapsed or canceled                     344            30.40
   ------------------------------------------------------------------------
      Outstanding at March 31, 1998       4,087,034           $33.04
   ========================================================================
      Options exercisable at
         December 31, 1997                1,432,027           $25.22
      Options exercisable at
         March 31, 1998                   1,340,965           $25.68
   ------------------------------------------------------------------------
      Available for grant at
         December 31, 1997                1,629,575
      Available for grant at
         March 31, 1998                     728,769
   ------------------------------------------------------------------------

Stock Warrants

On January 31, 1997, in conjunction with the completion of the RM Transaction, the Company granted a total of 400,000 warrants to purchase an equal number of shares of common stock ("Stock Warrants") at $33 per share (the market price at date of grant) to Timothy Jones, Brad Berger and certain other Company employees formerly with RM. Such warrants vest equally over a three-year period and have a term of ten years.

On December 12, 1997, in conjunction with the completion of the Mack Transaction, the Company granted a total of 491,756 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant) to Mitchell Hersh, and certain other Company executives formerly with the Patriot American Office Group. Such warrants vest equally over a five-year period and have a term of ten years.

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

The value of the Restricted Stock Awards and the balance of the loans related to the Stock Purchase Rights at the grant date were recorded as unamortized stock compensation in stockholders' equity. As a result of provisions contained in certain of the Company's executive officers' employment agreements, which were triggered by the Mack Transaction on December 11, 1997, the loans provided by the Company under the Stock Purchase Rights were forgiven by the Company, and the vesting and issuance of the restricted stock issued under the Restricted Stock Awards was accelerated, and related tax obligation payments were made.

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

The following information presents the Company's results for the three months ended March 31, 1998, and 1997 in accordance with FASB No. 128.

                                      For the Three Months Ended March 31,
                                          1998                    1997
                                          ----                    ----
                                  Basic EPS  Diluted EPS  Basic EPS  Diluted EPS
                                  ---------  -----------  ---------  -----------

Net income                         $26,543     $26,543     $16,459     $16,459
 Add: Net income attributable
         to potentially dilutive
         securities                     --       3,395          --       1,636
--------------------------------------------------------------------------------
 Adjusted net income               $26,543     $29,938     $16,459     $18,095
================================================================================
Weighted average shares             51,363      58,682      36,461      40,817
--------------------------------------------------------------------------------
Per Share                          $  0.52     $  0.51     $  0.45     $  0.44
================================================================================


The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation.

                                                         1998           1997
                                                         ----           ----
                   Basic EPS Shares:                    51,363         36,461
                      Add: Stock Options                   612            533
                        Restricted Stock Awards             --            199
                        Stock Warrants                     137             --
                        Operating Partnership Units      6,570          3,624
-----------------------------------------------------------------------------
                   Diluted EPS Shares:                  58,682         40,817
=============================================================================

13. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FASB No. 130"), which establishes standards for the reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that there are no items that would require presentation in a separate statement of comprehensive income.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FASB No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for annual periods beginning after December 15, 1997 and interim periods a year later, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

14. PRO FORMA FINANCIAL INFORMATION (unaudited)

The following proforma financial information for the three month periods ended March 31, 1998 and 1997 are presented as if the RM Transaction, the Mack Transaction and all other acquisitions and common stock offerings completed in 1997, and all acquisitions and common stock offerings completed during the three months ended March 31, 1998 had all occurred on January 1, 1997. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor do they represent the results of operations of future periods.

                                                          Three Months Ended
                                                               March 31,
                                                           1998        1997
                                                           ----        ----
Total revenues                                          $ 116,530     $ 116,554
Operating and other expenses                              (34,470)      (35,779)
General and administrative                                 (6,600)       (6,070)
Depreciation and amortization                             (17,982)      (16,910)
Interest expense                                          (22,753)      (24,469)
--------------------------------------------------------------------------------
Income before minority interest and extraordinary item     34,725        33,326
Minority interest                                          (7,181)       (6,847)
--------------------------------------------------------------------------------
Income before extraordinary item                        $  27,544     $  26,479
================================================================================
Basic earnings per common share                         $    0.49     $    0.48
--------------------------------------------------------------------------------

                  MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

                                     Item 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto.

The following comparisons for the three months ended March 31, 1998 ("1998"), as compared to the three months ended March 31, 1997 ("1997") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at December 31, 1996, (ii) the effect of the acquisition of the RM Properties on January 31, 1997, (iii) the effect of the acquisition of the Mack Properties on December 11, 1997, and (iv) the effect of the "Acquired Properties," which represents all properties acquired by the Company from January 1, 1997 through March 31, 1998, excluding RM and Mack.

 Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Total revenues increased $53.7 million, or 102.9 percent, for 1998 over 1997. Base rents increased $50.1 million, or 117.1 percent, of which an increase of $8.5 million, or 19.9 percent, was attributable to the Acquired Properties, an increase of $5.5 million, or 12.8 percent, due to the RM Properties, an increase of $35.7 million, or 83.3 percent, due to the Mack Properties and an increase of $0.4 million, or 1.1 percent, due to occupancy and rental rate changes at the Same-Store Properties. Escalations and recoveries increased $3.8 million, or
56.6 percent, of which an increase of $1.1 million, or 16.5 percent, was attributable to the Acquired Properties, an increase of $0.5 million, or 6.5 percent, due to the RM Properties, and an increase of $2.3 million, or 34.9 percent, due to the Mack Properties, offset by a decrease of $0.1 million, or
1.3 percent, due to occupancy changes at the Same-Store Properties. Parking and other income increased $0.5 million, or 29.9 percent, of which $0.1 million, or
7.1 percent, was attributable to the RM Properties, $0.4 million, or 21.4 percent, due to the Mack Properties, and $0.1 million, or 8.7 percent, was attributable to the Acquired Properties, offset by a decrease of $0.1 million, or 7.3 percent, due to the Same-Store Properties. Interest income decreased $0.7 million, or 55.0 percent, due primarily to the use of the funds previously invested to fund the RM Transaction.

Total expenses for 1998 increased $37.9 million, or 111.3 percent, as compared to 1997. Real estate taxes increased $4.6 million, or 85.4 percent, for 1998 over 1997, of which an increase of $0.8 million, or 14.8 percent, was attributable to the Acquired Properties, an increase of $0.8 million, or 14.7 percent, due to the RM Properties, an increase of $2.9 million, or 53.2 percent, due to the Mack Properties, and an increase of $0.1 million, or 2.7 percent, attributable to the Same-Store Properties. Additionally, operating services increased $6.3 million, or 97.8 percent, and utilities increased $4.6 million, or 122.8 percent, for 1998 over 1997. The aggregate increase in operating services and utilities of $10.9 million, or 107.0 percent, consists of $1.8 million, or 17.6 percent, attributable to the Acquired Properties, an increase of $1.1 million, or 10.9 percent, due to the RM Properties, and an increase of $8.4 million, or 82.1 percent, due to the Mack Properties, offset by a decrease of $0.4 million, or 3.6 percent, attributable to the Same-Store Properties. General and administrative expense increased $3.0 million, or 95.3 percent, of which $2.0 million, or 64.3 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion, $0.8 million, or 23.8 percent, due to additional costs related to the Mack Properties, and $0.2 million, or 7.2 percent, attributable to additional costs related to the RM Properties. Depreciation and amortization increased $8.7 million, or 116.6 percent, for 1998 over 1997, of which $1.5 million, or 20.8 percent, relates to depreciation on the Acquired Properties, an increase of $1.1 million, or 15.0 percent, attributable to the RM Properties, an increase of $5.6 million, or 74.5 percent, due to the Mack Properties, and an increase of $0.5 million, or 6.3 percent, due to the Same-Store Properties. Interest expense increased $10.7 million, or 136.3 percent, for 1998 over 1997, of which $1.1 million, or 14.2 percent, was attributable to the TIAA Mortgage, $0.2 million, or 2.6 percent, due to assumed mortgages on Acquired Properties, an increase of $5.3 million, or
67.5 percent, due to assumed mortgages from the Mack Properties, and an increase of $4.1 million, or 52.0 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR.

Income before minority interest increased to $33.9 million in 1998 from $18.1 million in 1997. The increase of $15.8 million was due to the factors discussed above.

Net income increased $10.0 million for 1998, from $16.5 million in 1997 to $26.5 million in 1998. This increase was a result of an increase in income before minority interest of $15.8 million, offset by an increase of $5.7 million in minority interest, primarily attributable to distributions on preferred units in 1998.

Liquidity and Capital Resources

Statement of Cash Flows

During the three months ended March 31, 1998, the Company generated $50.4 million in cash flows from operating activities, and together with $419.9 million in borrowings from the Company's credit facilities, $215.8 million in net proceeds from the Company's common stock offerings during the period, $2.7 million from the Company's cash reserves, and $2.0 million in proceeds from stock options exercised, used an aggregate of $690.8 million to acquire 39 properties and pay for other tenant improvements and building improvements for $406.7 million, repay outstanding borrowings on its credit facilities and other mortgage debt of $205.5 million, pay quarterly dividends and distributions of $28.1 million, provide $20.0 million for a mortgage note receivable, invest $18.0 million in a partially-owned entity, invest $11.7 of cash reserves in overnight investments, and repurchase 20,000 common units for $0.8 million.

Capitalization

On February 25, 1998, the Company completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92.2 million (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities and fund the acquisition of Moutainview (see Note 3 to the Financial Statements).

On March 18, 1998, in connection with the acquisition of Prudential Business Campus, the Company completed an offer and sale of 2,705,628 shares of its common stock using the net proceeds of approximately $99.9 million (after offering costs) in the funding of such acquisition (see Note 3 to the Financial Statements).

On March 26, 1998, in connection with the acquisition of certain properties from the Pacifica Holding Company, the Company issued 100,175 common units, valued at approximately $3.8 million.

On March 27, 1998, the Company completed an underwritten public offer and sale of 650,407 shares of its common stock and used the net proceeds, which totaled approximately $23.7 million (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities.

During the three months ended March 31, 1998, the Company also issued 634,000 common units and 1,839 preferred units, valued at approximately $23.3 million, in connection with the achievement of certain performance goals at the Mack Properties, with an equivalent number of contingent common units being redeemed.

On April 29, 1998, the Company completed an underwritten offer and sale of 994,228 shares of its common stock and used the net proceeds, which totaled approximately $34.7 million (after offering costs) primarily to pay down a portion of its outstanding borrowings under the Company's credit facilities.

On April 17, 1998, the Company repaid in full and terminated its $400 million unsecured revolving credit facility, led by Fleet National Bank, and obtained a new unsecured revolving credit facility (the "1998 Unsecured Facility") in the amount of $870.0 million from a group of 25 lender banks, led by The Chase Manhattan Bank and Fleet National Bank. The 1998 Unsecured Facility has a three-year term and currently bears interest at 110 basis points over one-month LIBOR, a reduction of 15 basis points from the retired Original Unsecured Facility. Based upon the Company's achievement of an investment grade long-term unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

The terms of the 1998 Unsecured Facility include certain restrictions and covenants which limit, among other things, dividend payments and additional indebtedness and which require compliance with specified financial ratios and other financial measurements. The 1998 Unsecured Facility also requires a 17.5 basis point fee on the unused balance payable quarterly in arrears.

The lending group for the 1998 Unsecured Facility consists of: The Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; PNC Bank, N.A., as documentation agent; Bankers Trust, Commerzbank, AG, The First National Bank of Chicago, First Union National Bank and NationsBank, as managing agents; Creditanstalt Corporate Finance, Inc., Dresdner Bank, AG, European American Bank (EAB), Hypo Bank, Societe Generale and Summit Bank, as co-agents; and Kredietbank, N.V., Key Bank, Mellon Bank, N.A., The Bank of New York, Citizens Bank, Crestar, DG Bank, Tokai Bank, US Trust, Bayerische Landesbank and Erste Bank.

The new unsecured facility, together with the Company's previously-existing $100.0 million revolving credit facility with Prudential Securities Corp., provides the Company with a total credit line borrowing capacity of $970.0 million.

On April 30, 1998, the Company obtained a $150.0 million, interest-only mortgage loan from The Prudential Insurance Company of America with a seven-year term. The mortgage loan, which is secured by 12 of the Company's Properties, has an effective annual interest rate of 7.1 percent, and includes a conversion feature whereby the Company, upon receiving an investment-grade credit rating, will have the option to convert the loan into senior unsecured debt.

The proceeds of the new loan were used, along with funds drawn from one of the Company's credit facilities, to pay off and retire a $200.0 million term loan with Prudential, as well as approximately $48.2 million in property mortgage loans assumed in the December 1997 Mack/Patriot transaction.

Following the completion of the $150.0 million secured loan with Prudential, the Company has 151 unencumbered properties, totaling 14.8 million square feet, representing 59.0 percent of the Company's total portfolio on a square footage basis.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the Prudential facility and the new unsecured credit facility, led by Chase and Fleet Bank. The Company is frequently examining potential property acquisitions and, at any one given time, one or more of such acquisitions may be under consideration. Accordingly, the ability to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short term borrowings (including draws on the Company's credit facilities) and the issuance of debt securities or additional equity securities. In addition, the Company anticipates utilizing the Second Prudential Facility and the Unsecured Facility primarily to fund property acquisition activities.

The Company does not intend to reserve funds to retire the existing TIAA mortgage, Harborside mortgages, $150,000 Prudential mortgage loan, its various other property mortgages, and borrowings under the revolving credit facilities or other long-term mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distribution discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $114.0 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

Funds from Operations

The Company considers funds from operations, after adjustment for straight-lining of rents, one measure of REIT performance. Funds from operations is defined as net income (loss) before minority interest of unitholders (preferred), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary and significant non-recurring items, and sales of property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

NAREIT's definition of FFO indicates that the calculation should be made before any extraordinary item (determined in accordance with GAAP), and before any deduction of significant non-recurring events that materially distort the comparative measurement of the Company's performance.

Funds from operations for the three months ended March 31, 1998 and 1997 as calculated in accordance with the National Association of Real Estate Investment Trusts' definition published in March 1995, are summarized in the following table (in thousands):

                                                               Three Months
                                                              Ended March 31,
                                                             1998        1997
                                                             ----        ----
Income before distribution to preferred unitholders
   and minority interest                                   $ 33,849    $ 18,095
Add: Real estate-related depreciation and
   amortization                                              16,120       7,479
Deduct: Rental income adjustment for
   straight-lining of rents                                  (3,203)     (1,607)
--------------------------------------------------------------------------------
Funds from operations after adjustment
   for straight-lining of rents,
   before distributions to preferred unitholders           $ 46,766    $ 23,967
Deduct: Distribution to preferred unitholders                (3,911)         --
--------------------------------------------------------------------------------
Funds from operations after
   adjustment for straight-lining of rents                 $ 42,855    $ 23,967
================================================================================
Fully-converted weighted average shares outstanding (1)      64,621      40,085
--------------------------------------------------------------------------------
Weighted average shares outstanding (2)                      57,932      40,085
--------------------------------------------------------------------------------

(1) Assumes redemption/conversion of all outstanding units (both preferred and common), calculated on a weighted average basis, for shares of common stock in the Company.
(2) Assumes redemption of all outstanding common units, calculated on a weighted average basis, for shares of common stock in the Company.

Inflation

The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

Year 2000

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its systems as well as the compliance of its vendors for the handling of the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Not Appplicable.

PART II - Other Information

Item 1.  Legal Proceedings

      Reference is made to Other Contingencies in Footnote 10 (Commitments and Contingencies) to the consolidated financial Statements which is specifically incorporated by reference herein.

Item 2.  Changes in Securities and Use of Proceeds

            (c) Reference is made to the first and last paragraphs under Preferred Units, and the fourth, fifth and sixth paragraphs under Common Units in Footnote 8 (Minority Interest) to the Consolidated Financial Statements which are specifically incorporated by reference herein. Also specifically incorporated by reference herein are the first, fourth, fifth and sixth paragraphs in Footnote 3 (Acquisitions/Transactions) to the Consolidated Financial Statements.

                          MACK-CALI REALTY CORPORATION

                                Item 6 - Exhibits

The following exhibits are filed herewith:

Exhibit No. Exhibit Title
----------- -------------

10.145 Purchase and Sale Agreement by and between Sylvan Way L.L.C., as Seller, and Mack-Cali Realty Acquisition Corp., as Purchaser, dated February 4, 1998

10.146 Purchase and Sale Agreement by and between PRUBETA-3, as Seller, and Mack-Cali Realty Acquisition Corp., as Buyer, dated February 18, 1998

10.147 Second Amendment to Purchase and Sale Agreement by and between PRUBETA-3, as Seller, and Mack-Cali Realty Acquisition Corp., Parsippany Campus Realty Associates, L.P., and Mack-Cali Realty, L.P., as Buyers, dated March 27, 1998

10.148 Assignment and Assumption Agreement, dated March 27, 1998, by Equity Parsippany Venture, as Assignor, to Mack-Cali Realty Acquisition Corp., as Assignee

10.149 Asset Purchase Agreement, dated as of March 25, 1998, between Mack-Cali Realty, L.P., as Acquiror, and Pacifica Holding Company LLC, as Contributor

10.150 Contribution and Exchange Agreement, dated March 25, 1998, by and between Pacifica Progress/Union Limited Liability Company, as Contributor, and Mack-Cali Realty, L.P. and Mack-Cali Realty Corporation

10.151 Contribution and Exchange Agreement, dated March 26, 1998, by and among parties setforth herein, as Contributor, and Mack-Cali Realty, L.P. and Mack-Cali Realty Corporation [Pacifica Development Properties II]

10.152 Contribution and Exchange Agreement, dated March 25, 1998, by and among parties setforth herein, as Contributors, and Mack-Cali Realty, L.P. and Mack-Cali Realty Corporation [Centennial Valley - Park One]

10.153 Contribution and Exchange Agreement, dated March 25, 1998, by and among parties setforth herein, as Contributors, and Mack-Cali Realty, L.P. and Mack-Cali Realty Corporation [67 Inverness]

10.154 Contribution and Exchange Agreement, dated March 25, 1998, by and between Apollo/Pacifica Pyramid, LLC, as Contributor, and Mack-Cali Realty, L.P. and Mack-Cali Realty Corporation

10.155 Contribution and Exchange Agreement, dated March 25, 1998, by and between Pacifica 384 Inverness Partnership, as Contributor, and Mack-Cali Realty, L.P. and Mack-Cali Realty Corporation

10.156 Contribution and Exchange Agreement, dated March 25, 1998, by and between Pacifica Development Properties LLC, as Contributor, and Mack-Cali Realty, L.P. and Mack-Cali Realty Corporation

10.157 Indemnification Agreement, dated March 25, 1998, among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Apollo Real Estate Investment Fund II, L.P., Pacifica Holding Company, L.L.C. and Pacifica Holding Company

10.158 Indemnification Agreement, dated March 25, 1998, among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Pacifica Holding Company, L.L.C. and Pacifica Holding Company.

10.159 Notice of Settlement of Derivative Action and Hearing on Proposed Settlement, dated April 2, 1998.

10.160 Revolving Credit Agreement among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties to This Agreement, dated April 16, 1998

10.161 Underwriting Agreement, dated April 23, 1998, between Mack-Cali Realty Corporation and Merrill Lynch, Pierce, Fenner and Smith Incorporated.

                          MACK-CALI REALTY CORPORATION

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Mack-Cali Realty Corporation
                              (Registrant)

Date: May 15, 1998            /s/ Thomas A. Rizk
                              ----------------------------
                              Thomas A. Rizk
                              Chief Executive Officer


                              /s/ Barry Lefkowitz
                              ----------------------------
Date: May 15, 1998            Barry Lefkowitz
                              Executive Vice President &
                                Chief Financial Officer