Form 10-Q/A
period 1998-03-31
MACK CALI REALTY CORP
filed 1998-06-09
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                Amendment No. 1

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number              1-13274

                             Mack-Cali Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                           22-3305147
--------------------------------------------------------------------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)

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



                                       Mack-Cali Realty Corporation
                                              (Registrant)


Date: June 9, 1998                     /s/ Thomas A. Rizk
                                       ------------------
                                       Thomas A. Rizk
                                       Chief Executive Officer



Date: June 9, 1998                     /s/ Barry Lefkowitz
                                       ------------------
                                       Barry Lefkowitz
                                       Executive Vice President &
                                         Chief Financial Officer