Form 10-K405/A
period 1997-12-31
MACK CALI REALTY CORP
filed 1998-08-05
CIK 924901

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                 -------------------

                                     FORM 10-K/A

                                   AMENDMENT NO. 1

/X/  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 1-13274

                             MACK-CALI REALTY CORPORATION
--------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


         Maryland                                        22-3305147
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)


11 Commerce Drive, Cranford New Jersey                   07016-3599
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)


                                    (908) 272-8000
                                  -----------------
                 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   (Title of Each Class)           (Name of Each Exchange on Which Registered)
Common Stock, $0.01 par value                New York Stock Exchange
                                                 Pacific Exchange


             Securities registered pursuant to Section 12(g) of the Act:

                                         None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of July 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,980,254,065.62. The aggregate market value was computed with references to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

     As of July 31, 1998, 57,974,947 shares of common stock, $0.01 par value of the Company ("Common Stock") were outstanding.

                             MACK-CALI REALTY CORPORATION

                                   AMENDMENT NO. 1
                          TO THE ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

     Mack-Cali Realty Corporation (the "Registrant" or the "Company") hereby amends and restates in its entirety the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as set forth in the pages attached hereto:

1.  ITEM 1 IS HEREBY AMENDED BY AND RESTATED TO INCLUDE THE FOLLOWING LANGUAGE:

     "GENERAL

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

     In connection with the RM Transaction, the Company assumed a $185.3 million non-recourse mortgage with Teachers Insurance and Annuity Association of America, with interest only payable monthly at a fixed annual rate of 7.18 percent (the "TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM

     Properties and matures on December 31, 2003. The Company, at its option, may convert, without any yield maintenance obligation or prepayment premium, the TIAA Mortgage to unsecured public debt upon achievement by the Company of an investment credit rating of Baa3/BBB- or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance which is generally 100 basis points over United States Treasury obligations of similar maturity to the remaining maturity of the TIAA Mortgage at the time prepayment is being sought.

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

     The Company has a revolving credit facility ("Prudential Facility") from Prudential Securities Credit Corp. ("PSC"), an affiliate of Prudential Securities Incorporated, in the amount of $100.0 million, which currently bears interest at 110 basis points over one-month LIBOR, and matures on March 31, 1999. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in its property known as the Harborside Financial Center ("Harborside"). The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

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

     The terms of the Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined therein) for such period, subject to certain other adjustments. The Unsecured Facility also requires a fee on the unused balance payable quarterly in arrears, at a rate ranging from one-eighth of one percent to one-quarter of one percent of such balance, depending on the level of borrowings outstanding in relation to the total facility commitment.

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

     CONTINGENT OBLIGATION

     As part of the Harborside acquisition in 1996, the Company agreed to make payments (with an estimated net present value of approximately $5.7 million at December 31, 1997) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights.
     The Company is currently in the pre-development phase of a long-range plan to develop the site on a multi-property, multi-use basis.

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

     In connection with the RM Transaction on January 31, 1997, the Company assumed a $185.3 million non-recourse mortgage loan with Teachers Insurance and Annuity Association of America, with interest only payable monthly at a fixed annual rate of 7.18 percent. The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Company, at its option, may convert, without any yield maintenance obligation or prepayment premium, the TIAA Mortgage to unsecured public debt upon achievement by the Company of an investment credit rating of Baa3/BBB- or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance which is generally 100 basis points over United States Treasury obligations of similar maturity to the remaining maturity of the TIAA Mortgage at the time prepayment is being sought.

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

     On March 27, 1998, the Company completed an underwritten offer and sale of 650,407 shares of its Common Stock using a sole underwriter for such offer and sale. The Company received approximately $23.7 million in net proceeds (after offering costs) and used such funds to reduce outstanding borrowings under its revolving credit facilities and for general corporate purposes."

2.  ITEM 13 IS HEREBY AMENDED AND RESTATED TO INCLUDE THE FOLLOWING LANGUAGE:

     "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain directors and executive officers of the Company (or members of their immediate families or related trusts) and persons who hold more than 5 percent of the outstanding shares of Common Stock (or Units in the Operating Partnership) ("Specified Individuals") had direct or indirect interests in certain transactions of the Company or the Operating Partnership in the last fiscal year as follows:

     o Upon the closing of the Mack Transaction, Mack was issued an aggregate of 3,972,318 common Units, 230,562 preferred Units and 2,000,000 Warrants to purchase common Units. The Warrants and the common and preferred Units represent the equivalent of 12,626,344 shares of Common Stock. In addition, 2,006,432 contingent common Units and 19,694 contingent preferred Units representing the equivalent of 2,574,801 shares of Common Stock (collectively, the "Contingent Units") were issued to Mack as contingent, non-participating Units. Redemption of such Contingent Units will occur upon the achievement of certain performance goals relating to certain of the properties acquired by the Company in connection with the Mack Transaction. The only Specified Individuals who received any such consideration were William L. Mack, Earle I. Mack and Mitchell E. Hersh. William L. Mack was issued 3,044,665 Units (of which 486,621 are contingent Units and 465,887 are Warrants to purchase common Units), trusts of which he or his wife is a trustee own 977,963 Units (of which 32,885 are contingent Units and 149,930 are Warrants to purchase common Units), and a partnership to which Mr. Mack possesses sole or shared dispositive or voting power owns 413,137 Units (of which 63,334 are Warrants to purchase common Units). Mitchell E. Hersh was issued 119,772 Units, and in connection with his employment agreement received warrants to purchase 339,976 shares of Common Stock at an exercise price of $38.75 per share. Earle I. Mack was issued 2,662,890 Units (of which 464,354 are contingent Units and 408,763 are Warrants to purchase common Units).

     o In January 1997, pursuant to their employment agreements, Thomas A. Rizk, Roger W. Thomas, Barry Lefkowitz, James Nugent and Albert Spring purchased 96,000, 16,000, 16,000, 12,800 and 11,200 shares, respectively, of the Company's Common Stock, and were provided fixed-rate, non-recourse stock acquisition loans ("Stock Acquisition Loans") by the Company in the amounts of $3,000,000, $500,000, $500,000, $400,000 and $350,000,
          respectively, to finance such purchases, which, together with interest thereon, the Company agreed to forgive ratably in five annual installments on each anniversary date of the incurrence of such loan under certain terms and conditions, including the continued employment of each executive with the Company. In addition, John R. Cali, Brant Cali, Thomas A. Rizk, Roger W. Thomas, Barry Lefkowitz, James Nugent and Albert Spring were issued 55,555, 55,555, 55,555, 9,260, 9,260,
          7,405 and 6,480 restricted shares ("Restricted Stock"), respectively, of Common Stock pursuant to their respective January 1997 employment agreements, which were to vest ratably in five annual installments on each anniversary of the date of grant, subject to the satisfaction of certain conditions.

     o Upon the closing of the Mack Transaction in December 1997, certain conditions in the January 1997 employment agreements of each of the aforementioned senior executives were triggered, thereby resulting in the acceleration of the vesting of the Restricted Stock and certain stock options, and the forgiveness of the Stock Acquisition Loans (including interest thereon), including the payment of certain tax gross-up amounts. The value of accelerated vesting in Restricted Stock, Stock Acquisition Loan forgiveness (including interest thereon), stock options and the tax gross-up payments determined to be payable for each executive upon consummation of the Mack Transaction, based on a $39.00 stock price, which price approximated the market price of the Company's Common Stock at the close of business on or about the date of closing of the Mack Transaction, is as follows: Mr. Rizk, Restricted Stock $2,166,645, Stock Acquisition Loan forgiveness $3,169,462, options $918,750, tax gross-up $2,134,443; for each of
          Brant Cali and John R. Cali, Restricted Stock $2,166,645, options $918,750, tax gross-up $866,658; for each of Messrs. Thomas and Lefkowitz, Restricted Stock $361,140, Stock Acquisition Loan forgiveness $528,244, options $357,000, tax gross-up $355,754; Mr. Nugent, Restricted Stock $288,795, Stock Acquisition Loan forgiveness $422,595, options $357,000, tax gross-up $284,556; and Mr. Spring,
          Restricted Stock $252,720, Stock Acquisition Loan forgiveness $369,771, options $408,000, tax gross-up $248,996.

     o Under each of Messrs. Rizk's, Brant Cali's and John R. Cali's January 1997 employment agreements with the Company, each executive was entitled under certain circumstances to resign for "good reason" (as defined in the employment agreements) and to receive payment under the employment agreements of the applicable amounts specified in the previous paragraph as well as certain severance payments (totaling $9,103,269 for Mr. Rizk and $5,681,635 for each of Brant Cali and John
          R. Cali). Furthermore, upon a resignation for "good reason," each such executive could immediately compete directly with the Company. "Good Reason," as defined in each executive's employment agreement, included any material and substantial breach of such executive's employment agreement by the Company or a material reduction in such executive's annual base salary or other benefits. In view of the significant changes in the overall authority, duties and responsibilities of these individuals resulting from the Mack Transaction, the Compensation Committee determined and the Board of Directors of the Company concurred that consummation of the Mack Transaction would have constituted such a material and substantial breach and would have entitled each of these senior executives to terminate his employment for good reason, receive such payments and thereafter not be subject to the non-competition provisions of his employment agreement. However, the Compensation Committee and the Board of Directors concluded that the continued employment of and lack of competition by these senior executives is essential to the continued success of the Company's business and in the best interests of the Company and its stockholders. Therefore, the Board of Directors, in its discretion, authorized the Company to enter into new employment agreements with these senior executives, effective upon the consummation of the Mack Transaction, pursuant to which, among other things, the senior executives were paid the amounts referenced above in cancellation of their January 21, 1997 employment agreements. In such new employment agreement, each of the senior executives waived any right he may have had to sever employment and to compete with the Company as a result of the Mack Transaction. See "Employment Contracts; Termination of Employment" in the Company's Definitive Proxy Statement, dated March 31, 1998.

     o Upon the closing of the Mack Transaction in December 1997, certain conditions in the employment agreements of Messrs. Jones and Berger were triggered, thereby causing the acceleration of the vesting of certain warrants and options valued at approximately $1,034,000 for each of Messrs. Jones and Berger, assuming a $39.00 stock price, which price approximated the market price of the Company's Common Stock at the close of business on or about the date of closing of the Mack Transaction.

     o In recognition of the performance and valued service of Messrs. Thomas, Lefkowitz, Nugent and Spring, the Board of Directors authorized the payment to each of these senior executives, upon the consummation of the Mack Transaction in December 1997, of an additional discretionary tax gross-up payment in order to enable these executives to meet their respective full tax obligations related to the accelerated vesting of their Restricted Stock and forgiveness of their Stock Acquisition Loans. These additional discretionary tax gross-up payments enabled each of the senior executives to maintain their equity positions in the Company which may have otherwise been liquidated to meet their respective full tax obligations. The amounts were as follows: Messrs. Thomas and Lefkowitz $400,222; Mr. Nugent $320,126; and Mr. Spring $280,121.

     o In December 1997, Messrs. Rizk, Jones, Berger, Thomas, Lefkowitz, Nugent and Spring, in recognition of their contributions and valued service with regard to the successful origination, structuring and completion of the Mack Transaction and in recognition of other services performed by them during the fiscal year, each were granted a discretionary incentive and merit bonus as determined by the Board of Directors as follows: Mr. Rizk, $1,195,000; Messrs. John R. Cali and Brant Cali, $175,000 each; Messrs. Jones and Berger, $1,575,000 each; Mr. Thomas $800,000; Mr. Lefkowitz $725,000; Mr. Nugent, $400,000; and Mr. Spring, $450,000."

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MACK-CALI REALTY CORPORATION
                              ----------------------------
                              (Registrant)

Date:  August 5, 1998         /s/ Barry Lefkowitz
                              ----------------------------
                              Barry Lefkowitz
                              Executive Vice President
                                  and Chief Financial Officer

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Roger W. Thomas or Barry Lefkowitz or any one of them, his or her attorneys-in-fact and agents, each with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this report pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, and to file the same, with exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, granting unto each of such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that each of such attorneys-in-fact and agents or his or her substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  August 5, 1998         /s/ Thomas A. Rizk
                              ----------------------------
                              Thomas A. Rizk
                              Chief Executive Officer and Director

Date:  August 5, 1998         /s/ Mitchell E. Hersh
                              ----------------------------
                              Mitchell E. Hersh
                              President, Chief Operating Officer
                                  and Director

Date:  August 5, 1998         /s/ Barry Lefkowitz
                              ----------------------------
                              Barry Lefkowitz
                              Executive Vice President
                                  and Chief Financial Officer

Date:  August 5, 1998         /s/ John J. Cali
                              ----------------------------
                              John J. Cali
                              Chairman of the Board

Date:  August 5, 1998
                              ----------------------------
                              William L. Mack
                              Director

Date:  August 5, 1998         /s/ Brendan T. Byrne
                              ----------------------------
                              Brendan T. Byrne
                              Director

Date:  August 5, 1998
                              ----------------------------
                              Martin D. Gruss
                              Director

Date:  August 5, 1998         /s/ Jeffrey B. Lane
                              ----------------------------
                              Jeffrey B. Lane
                              Director

Date:  August 5, 1998
                              ----------------------------
                              Earle I. Mack
                              Director

Date:  August 5, 1998
                              ----------------------------
                              Paul A. Nussbaum
                              Director


Date:  August 5, 1998         /s/ Alan G. Philibosian
                              ----------------------------
                              Alan G. Philibosian
                              Director

Date:  August 5, 1998
                              ----------------------------
                              Dr. Irvin D. Reid
                              Director

Date:  August 5, 1998
                              ----------------------------
                              Vincent Tese
                              Director

Date:  August 5, 1998         /s/ Robert F. Weinberg
                              ----------------------------
                              Robert F. Weinberg
                              Director