Form 10-Q
period 1998-06-30
MACK CALI REALTY CORP
filed 1998-08-14
CIK 924901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from. . . .to.
Commission file number   1-13274

                          Mack-Cali Realty Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                       22-3305147
-------------------------------                ---------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES X NO and (2) has been subject to such filing requirements for the past ninety (90) days YES X NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 1998, there were 57,974,947 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                    Form 10-Q

                                      INDEX


Part I        Financial Information                                                                            Page

              Item 1.      Financial Statements:

                           Consolidated Balance Sheets as of June 30, 1998
                               and December 31, 1997 .....................................................      4

                           Consolidated Statements of Operations for the three and six month
                               periods ended June 30, 1998 and 1997 ......................................      5

                           Consolidated Statement of Changes in Stockholders' Equity for the
                               six months ended June 30, 1998 ............................................      6

                           Consolidated Statements of Cash Flows for the six months
                               ended June 30, 1998 and 1997 ..............................................      7

                           Notes to Consolidated Financial Statements ....................................      8 - 24


              Item 2.      Management's Discussion and Analysis of Financial Condition
                               and Results of Operations .................................................      25 - 30

              Item 3.      Quantitative and Qualitative Disclosures about Market Risk ....................      30


Part II       Other Information and Signatures

              Item 1.      Legal Proceedings .............................................................      31

              Item 2.      Changes in Securities and Use of Proceeds......................................      31

              Item 3.      Defaults Upon Senior Securities................................................      31

              Item 4.      Submission of Matters to a Vote of Security Holders............................      31

              Item 5.      Other Information .............................................................      32

              Item 6.      Exhibits         ..............................................................      33

                           Signatures       ..............................................................      34


                          MACK-CALI REALTY CORPORATION

                         Part I - Financial Information


Item I:           Financial Statements

                  The accompanying unaudited consolidated balance sheets, statements of operations, of changes in stockholders' equity, and of cash flows and related notes, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

                  The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Company's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1997.

                  The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)



                                                                                   June 30,        December 31,
ASSETS                                                                             1998              1997
------                                                                          -------------      -------------
Rental property
    Land                                                                        $   494,161         $   374,242
    Buildings and improvements                                                    2,788,978           2,206,462
    Tenant improvements                                                              55,753              44,596
    Furniture, fixtures and equipment                                                 4,987               4,316
                                                                                -------------      -------------

                                                                                  3,343,879           2,629,616
Less - accumulated depreciation and amortization                                  (136,568)           (103,133)
                                                                                -------------      -------------

    Total rental property                                                         3,207,311           2,526,483
Cash and cash equivalents                                                            16,595               2,704
Investments in partially-owned entities                                              46,460                  --
Unbilled rents receivable                                                            33,777              27,438
Deferred charges and other assets, net                                               30,322              18,989
Restricted cash                                                                       5,483               6,844
Accounts receivable, net of allowance for doubtful accounts
    of $547 and $327                                                                  5,529               3,736
Mortgage note receivable                                                              7,250               7,250
                                                                                -------------      -------------


Total assets                                                                    $ 3,352,727         $ 2,593,444
                                                                                -------------      -------------
                                                                                -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY


Mortgages and loans payable                                                     $ 1,350,996         $   972,650
Dividends and distributions payable                                                  36,532              28,089
Accounts payable and accrued expenses                                                31,502              31,136
Rents received in advance and security deposits                                      29,820              21,395
Accrued interest payable                                                              2,013               3,489
                                                                                -------------      -------------
    Total liabilities                                                             1,450,863           1,056,759
                                                                                -------------      -------------

Minority interest of unitholders in Operating Partnership                           456,242             379,245
                                                                                -------------      -------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued                                --                  --
Common stock, $0.01 par value, 190,000,000 shares authorized,
    57,971,447 and 49,856,289 shares outstanding                                        580                 499
Additional paid-in capital                                                        1,535,374           1,244,883
Dividends in excess of net earnings                                                (90,332)            (87,942)
                                                                                -------------      -------------
    Total stockholders' equity                                                    1,445,622           1,157,440
                                                                                -------------      -------------

Total liabilities and stockholders' equity                                      $ 3,352,727         $ 2,593,444
                                                                                -------------      -------------
                                                                                -------------      -------------

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)




                                                              Three Months Ended June 30,           Six Months Ended June 30,
REVENUES                                                             1998           1997                1998              1997
--------                                                        ---------       --------            ----------       ---------

Base rents                                                     $  105,861      $ 50,389            $  198,777       $  93,180
Escalations and recoveries from tenants                            12,358         7,667                22,715          14,279
Parking and other                                                   2,906         2,054                 4,913           3,598
Interest income                                                       916           432                 1,459           1,640
                                                                ---------       --------            ----------       ---------
    Total revenues                                                122,041        60,542               227,864         112,697
                                                                ---------       --------            ----------       ---------

EXPENSES

Real estate taxes                                                  11,854         6,496                21,926          11,929
Utilities                                                           9,115         4,215                17,417           7,940
Operating services                                                 15,629         7,357                28,321          13,773
General and administrative                                          6,394         3,754                12,591           6,927
Depreciation and amortization                                      19,093         8,799                35,324          16,292
Interest expense                                                   21,786         9,884                40,265          17,704
                                                                ---------       --------            ----------       ---------
    Total expenses                                                 83,871        40,505               155,844          74,565
                                                                ---------       --------            ----------       ---------

Income before minority interest
    and extraordinary item                                         38,170        20,037                72,020          38,132
Minority interest                                                   7,782         2,012                15,089           3,648
                                                                ---------       --------            ----------       ---------
Income before extraordinary item                                   30,388        18,025                56,931          34,484
Extraordinary item - loss on early retirement of debt
    (net of minority interest's share of $297 in 1998)              2,373            --                 2,373              --
                                                                ---------       --------            ----------       ---------
Net income                                                     $   28,015      $ 18,025            $   54,558       $  34,484
                                                                ---------       --------            ----------       ---------
                                                                ---------       --------            ----------       ---------

Net income per share - Basic:
Income before extraordinary item                               $     0.53      $   0.49            $     1.05       $    0.95
Extraordinary item - loss on early
    retirement of debt                                             (0.04)            --                (0.04)              --
                                                                ---------       --------            ----------       ---------
Net income                                                     $     0.49      $   0.49            $     1.01       $    0.95
                                                                ---------       --------            ----------       ---------
                                                                ---------       --------            ----------       ---------

Net income per share - Diluted:
Income before extraordinary item                               $     0.53      $   0.49            $     1.04       $    0.93
Extraordinary item - loss on early
    retirement of debt                                             (0.04)            --                (0.04)              --
                                                                ---------       --------            ----------       ---------
Net income                                                     $     0.49      $   0.49            $     1.00       $    0.93
                                                                ---------       --------            ----------       ---------
                                                                ---------       --------            ----------       ---------

Dividends declared per common share                            $     0.50      $   0.45            $     1.00       $    0.90
                                                                ---------       --------            ----------       ---------
                                                                ---------       --------            ----------       ---------

Weighted average shares outstanding - basic                        57,019        36,489                54,207          36,475
                                                                ---------       --------            ----------       ---------

Weighted average shares outstanding - diluted                      64,626        41,213                61,671          41,016
                                                                ---------       --------            ----------       ---------




The accompanying notes are an integral part of these consolidated financial statements.

                MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                                                             Retained
                                                                                             Earnings
                                                                              Additional   (Dividends in         Total
                                                           Common Stock         Paid-In      Excess of       Stockholders'
                                                        Shares   Par Value      Capital    Net Earnings)         Equity
                                                        ------------------    ----------   -------------     -------------


Balance at January 1, 1998                              49,856      $499      $1,244,883      $(87,942)        $1,157,440
   Net income                                               --        --              --        54,558             54,558
   Dividends                                                --        --              --       (56,948)           (56,948)
   Net proceeds from common stock offerings              7,835        78         284,375            --            284,453
   Conversion of common units to shares of
     common stock                                           22        --             848            --                848
   Proceeds from stock options exercised                   258         3           5,268            --              5,271
                                                        ------      ----      ----------      --------         ----------

Balance at June 30, 1998                                57,971      $580      $1,535,374      $(90,332)        $1,445,622
                                                        ------      ----      ----------      --------         ----------
                                                        ------      ----      ----------      --------         ----------


The accompanying notes are an integral part of these consolidated financial statements.

                MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)





                                                                           Six Months Ended June 30,
                                                                           1998             1997
                                                                        -----------      -----------


CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                              $   54,558        $  34,484
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                          35,324           16,292
     Amortization of stock compensation                                       --              1,057
     Amortization of deferred financing costs                                  654              552
     Minority interest                                                      15,089            3,648
     Extraordinary item - loss on early retirement of debt                   2,373             --
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                                  (6,339)          (3,944)
     Increase in deferred charges and other assets, net                     (4,569)          (2,976)
     Increase in accounts receivable, net                                   (1,793)          (1,472)
     Increase in accounts payable and
       accrued expenses                                                        366            5,514
     Increase in rents received in advance and
        security deposits                                                    8,425            5,498
     (Decrease) increase in accrued interest payable                        (1,476)             588
                                                                        -----------       ----------
   Net cash provided by operating activities                            $  102,612        $  59,241
                                                                        -----------       ----------
                                                                        -----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES

Additions to rental property                                            $ (625,434)       $(308,531)
Issuance of mortgage note receivable                                       (20,000)         (11,600)
Repayment of mortgage note receivable                                       20,000             --
Investments in partially-owned entities                                    (38,126)            --
Decrease (increase) in restricted cash                                       1,361             (301)
                                                                        -----------       ----------
   Net cash used in investing activities                                $ (662,199)       $(320,432)
                                                                        -----------       ----------
                                                                        -----------       ----------


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from mortgages and loans payable                               $ 1,307,452        $ 132,876
Repayments of mortgages and loans payable                                  (949,815)         (32,482)
Repurchase of common stock                                                     --             (4,680)
Repurchase of common units                                                   (3,163)            --
Payment of financing costs                                                   (7,492)            --
Net proceeds from common stock offerings                                    284,453             --
Proceeds from stock options exercised                                         5,271            2,503
Payment of dividends and distributions                                      (63,228)         (35,743)
                                                                        -----------       ----------
   Net cash provided by financing activities                            $   573,478        $  62,474
                                                                        -----------       ----------
                                                                        -----------       ----------

Net increase (decrease) in cash and cash equivalents                   $    13,891        $(198,717)
Cash and cash equivalents, beginning of period                         $     2,704        $ 204,807
                                                                        -----------       ----------

Cash and cash equivalents, end of period                               $    16,595        $   6,090
                                                                        -----------       ----------
                                                                        -----------       ----------



The accompanying notes are an integral part of these consolidated financial statements.

                MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except per share/unit amounts)




1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization
Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its portfolio of properties. As of June 30, 1998, the Company's portfolio was comprised of 242 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 27.0 million square feet, and are comprised of 230 office and office/flex buildings totaling approximately 26.6 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Properties are located in 11 states, primarily in the Northeast and Southwest, plus the District of Columbia.

Basis of Presentation
The accompanying consolidated financial statements include all accounts of the Company and its majority-owned subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the "Operating Partnership"). See Investments in Partially-Owned Entities in Note 2 for the Company's treatment of unconsolidated partnership interests. All significant intercompany accounts and transactions have been eliminated.

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

                        Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets as follows:



                        Buildings and improvements                5 to 40 years
                       --------------------------------------------------------
                        Tenant improvements          The shorter of the term of
                                               the related lease or useful life
                       --------------------------------------------------------
                        Furniture, fixtures and equipment         5 to 10 years
                       --------------------------------------------------------


                        On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe that the value of any of its rental properties is impaired.

Investments in
Partially-Owned
Entities The Company accounts for its investments in partially-owned entities under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost, as Investments in Partially-Owned Entities, and subsequently adjusted for net equity in income (loss) and cash contributions and distributions. Net equity in income (loss) is included in parking and other in the Consolidated Statements of Operations for the three and six month periods ended June 30, 1998 (see Note 4).

Cash and Cash
Equivalents             All highly liquid investments with a maturity of three
                        months or less when purchased are considered to be cash equivalents.

Deferred
Financing Costs         Costs incurred in obtaining financing are
                        capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $400 and $281 for the three months ended June 30, 1998 and 1997, respectively, and $654 and $552 for the six months ended June 30, 1998 and 1997, respectively.

Deferred
Leasing Costs           Costs incurred in connection with leases are capitalized
                        and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating
                        Partnership provide leasing services to the Properties and receive fees as compensation ranging from 0.667 percent to 2.667 percent of adjusted rents. Such fees, which are capitalized and amortized, approximated $659 and $334 for the three months ended June 30, 1998 and 1997, respectively, and $1,236 and $540 for the six months ended June 30, 1998 and 1997, respectively.

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

Earnings
Per Share               In accordance with the Statement of Financial Accounting
                        Standards No. 128 ("FASB No. 128"), the Company presents both basic and diluted earnings per share ("EPS"). Basic
                        EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period.
                        Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

Dividends and
Distributions
Payable The dividends and distributions payable at June 30, 1998 represents dividends payable to shareholders of record on July 6, 1998 (57,973,447 shares), distributions payable to minority interest common unitholders (7,675,081 common units) on that same date and preferred distributions to preferred unitholders (248,055 preferred units) for the second quarter 1998. The second quarter 1998 dividends and common unit distributions of $0.50 per share and per common unit (pro-rated for units issued during the quarter), as well as the second quarter preferred unit distribution of $16.875 per preferred unit (pro-rated for units issued during the quarter), were approved by the Board of Directors on June 24, 1998 and were paid on July 22, 1998.

Underwriting
Commissions
and Costs               Underwriting commissions and costs incurred in
                        connection with the Company's stock offerings are reflected as a reduction of additional paid-in-capital.

Stock Options           The Company accounts for stock-based compensation using
                        the intrinsic value method prescribed in Accounting
                        Principles Board Opinion No. 25, "Accounting for Stock
                        Issued to Employees," and related Interpretations ("APB
                        No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. See Note 13.

Reclassifications       Certain reclassifications have been made to prior period
                        balances in order to conform with current period presentation.


3.     ACQUISITIONS/TRANSACTIONS

On January 31, 1997, the Company acquired 65 properties ("RM Properties") from Robert Martin Company, LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction (the "RM Transaction") was financed through the assumption of $185,283 of mortgage indebtedness, the payment of approximately $220,000 in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 common units, valued at $43,788. The RM Properties consist primarily of 54 office and office/flex properties, aggregating approximately 3.7 million square feet, and six industrial/warehouse properties, aggregating approximately 387,000 square feet.

In connection with the RM Transaction, the Company was granted a three-year option to acquire two properties (the "Option Properties"), under certain conditions, one of which was acquired in 1997. The purchase price for the remaining Option Property, under the agreement, is subject to adjustment based on different formulas and is payable in cash or common units. The Company holds a $7,250 mortgage loan ("RM Note Receivable") secured by the remaining Option Property (see Note 7).

On December 11, 1997, the Company acquired 54 office properties, aggregating approximately 9.2 million square feet, (the "Mack Properties") from the Mack Company and Patriot American Office Group (the "Mack Transaction"), pursuant to a Contribution and Exchange Agreement (the "Agreement"), for a total cost of approximately $1,102,024.

The total cost of the Mack Transaction was financed as follows: (i) $498,757 in cash made available from the Company's cash reserves and from the $200,000 Prudential Term Loan (see Note 8), (ii) $291,879 in debt assumed by the Company (the "Mack Mortgages"), (iii) the issuance of 1,965,886 common units, valued at approximately $66,373, (iv) the issuance of 15,237 Series A preferred units and 215,325 Series B preferred units, valued at approximately $236,491 (collectively, the "Preferred Units"), (v) warrants to purchase 2,000,000 common units (the "Unit Warrants"), valued at approximately $8,524, and (vi) the issuance of Contingent Units, as described below.

The 2,006,432 contingent common units, 11,895 Series A contingent preferred units and 7,799 Series B contingent preferred units (collectively, the "Contingent Units") were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A preferred units, and Series B preferred units, respectively. Redemption of such Contingent Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity.

On account of the achievement of certain of the performance goals during the six months ended June 30, 1998, certain of the Contingent Units were redeemed for a specified amount of common and preferred units (see Note 9).

With the completion of the Mack Transaction, the Cali Realty Corporation name was changed to Mack-Cali Realty Corporation, and the name of the Operating Partnership was changed from Cali Realty, L.P. to Mack-Cali Realty, L.P.

In 1997, the Company also acquired 13 office and office/flex properties, aggregating 1,495,950 square feet, in nine separate transactions with separate sellers, for an aggregate cost of approximately $204,446. Such acquisitions were funded primarily from drawings on the Company's credit facilities.

On January 23, 1998, the Company acquired 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,341, funded from the Company's cash reserves. The vacant land, on which the Company has commenced development of a 40,000 square-foot office/flex property, was acquired from RMC Development Co., LLC. In conjunction with the acquisition of the developable land, the Company signed a 15-year lease, on a triple-net basis, with a single tenant to occupy the entire property being developed.

On January 30, 1998, the Company acquired a 17-building office/flex portfolio, aggregating 748,660 square feet located in the Moorestown West Corporate
Center in Moorestown, Burlington County, New Jersey and in Bromley
Commons in Burlington, Burlington County, New Jersey. The 17 properties ("McGarvey Properties") were acquired for a total cost of approximately $47,526. The Company is under contract to acquire an additional four office/flex properties in the same locations. The Company also obtained an option to purchase a property for approximately $3,700, which was subsequently acquired by the Company on July 14, 1998. The purchase contract also provides the Company a right of first refusal to acquire up to six additional office/flex properties totaling 202,000 square feet upon their development and lease-up. The initial transaction was funded primarily from drawing on one of the Company's credit facilities as well as the assumption of mortgage debt with an estimated fair value of approximately $8,354 (the "McGarvey Mortgages"). The McGarvey Mortgages currently have a weighted average annual effective interest rate of 6.24 percent and are secured by five of the office/flex properties acquired.

On February 2, 1998, the Company acquired 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey. The building was acquired for approximately $5,164, which was made available from drawing on one of the Company's credit facilities. The Company is currently redeveloping the property for future lease-up and operation.

On February 5, 1998, the Company acquired 500 West Putnam Avenue ("500 West Putnam"), a 121,250 square-foot office building located in Greenwich, Fairfield County, Connecticut. The property was acquired for a total cost of approximately $20,125, funded from drawing on one of the Company's credit facilities, as well as the assumption of mortgage debt with an estimated fair value of approximately $12,104, which bears interest at an annual effective interest rate of 6.52 percent.

On February 25, 1998, the Company acquired 10 Mountainview Road
("Mountainview"), a 192,000 square-foot office property, located in Upper Saddle River, Bergen County, New Jersey. The property was acquired for approximately $24,754, which was made available from proceeds received from the Company's February 1998 offering of common stock.

On March 12, 1998, the Company acquired 1250 Capital of Texas Highway South, a 270,703 square-foot office building in Austin, Travis County, Texas. The property was acquired for a total cost of approximately $37,167, which was made available from drawing on one of the Company's credit facilities.

On March 27, 1998, the Company acquired four office buildings, a day care center, plus land parcels, and a 50 percent interest in another office building, all of such properties aggregating 859,946 square feet and located in the Prudential Business Campus office complex in Parsippany and Hanover Township, Morris County, New Jersey. The properties and land parcels were acquired for a total cost of approximately $175,895, which funds were made available from the Company's cash reserves (provided in part from the proceeds received from the sale of 2,705,628 shares of the Company's common stock pursuant to a Stock Purchase Agreement with The Prudential Insurance Company of America, Strategic Value Investors, LLC and Strategic Value Investors International, LLC) and from drawing on one of the Company's credit facilities.

Also, on March 27, 1998, the Company acquired ten office properties (the "Pacifica I Acquisition"), located in suburban Denver and Colorado Springs, Colorado, and 2.5 acres of vacant land, located in the Denver Tech Center, from Pacifica Holding Company ("Pacifica"), a private real estate owner and operator in Denver, Colorado, for a total cost of approximately $74,818. Such funds were made available from drawing on one of the Company's credit facilities and the issuance of common units (see Note 9). The Pacifica I Acquisition comprises an aggregate of approximately 620,017 square feet of Pacifica's entire 1.2 million square-foot office portfolio, which consists of 18 office buildings and related operations. On June 8, 1998, the Company acquired six of the remaining office buildings as part of the second phase of the Pacifica acquisition (the "Pacifica II Acquisition"). The Pacifica II Acquisition is comprised of an aggregate of approximately 514,427 square feet and was acquired for a total cost of approximately $80,841, which was made available from drawing on one of the Company's credit facilities and the issuance of common units (see Note 9). The Company currently is a party to a letter of intent to acquire the remaining two office buildings, encompassing 95,360 square feet from Pacifica for an aggregate purchase price of approximately $11,866.

On March 30, 1998, the Company acquired two office buildings, aggregating 303,940 square feet, in the Morris County Financial Center located in Parsippany, Morris County, New Jersey. The properties were acquired for a total cost of approximately $52,763, which was made available from drawing on one of the Company's credit facilities.

On May 13, 1998, the Company acquired 3600 South Yosemite, a 133,743 square-foot office building located in Denver, Denver County, Colorado. The property was acquired for approximately $13,519, which was made available from drawing on one of the Company's credit facilities.

On May 14, 1998, the Company acquired One Ramland Road, a 232,000 square-foot vacant office/flex building plus developable land, located in Orangeburg, Rockland County, New York. The property and land were acquired for a total cost of approximately $7,000, which was made available from the Company's cash reserves. The Company is currently redeveloping the property for future lease-up and operation.

On May 22, 1998, the Company acquired 500 College Road East, a 158,235 square-foot office building, located in Princeton, Mercer County, New Jersey. The property was acquired for approximately $21,334, which was made available from drawing on one of the Company's credit facilities.

On June 1, 1998, the Company acquired two office buildings and entered into a contract to acquire a third office building and developable land, all from the same seller, as further described below. The Company acquired on June 1, 1998, 1709 New York Avenue Northwest and 1400 L Street Northwest, two office properties aggregating 325,000 square feet located in Washington, D.C. The properties were acquired for a total cost of approximately $90,347, which was made available from drawing on one of the Company's credit facilities. Subsequently, on July 16, 1998, the Company acquired 4200 Parliament Drive, a 122,000 square-foot office property, plus adjacent developable land, located in Lanham, Prince George's County, Maryland. The property and land were acquired for a total cost of approximately $15,650, which was made available from drawing on one of the Company's credit facilities.

On June 3, 1998, the Company acquired 400 South Colorado Boulevard, a 125,415 square-foot office building, located in Denver, Denver County, Colorado. The property was acquired for approximately $12,015, which was made available from drawing on one of the Company's credit facilities.

On June 8, 1998, the Company completed construction of Two Center Court, a 30,600 square-foot office/flex building, located in the Company's Commercenter Office Park, in Totowa, Passaic County, New Jersey. The property was constructed for a cost of approximately $2,124.

On July 14, 1998, the Company acquired 1510 Lancer Road, an 88,000 square-foot office/flex building, located in Moorestown West Corporate Center in Moorestown, Burlington County, New Jersey for approximately $3,700, which was made available from drawing on one of the Company's credit facilities. The property was acquired through the Company's exercise of a purchase option obtained simultaneous with the acquisition of 17 office/flex buildings from the same seller on January 30, 1998.


4.     INVESTMENTS IN PARTIALLY-OWNED ENTITIES

On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture, which owns Nine Campus Drive, a 156,495 square-foot office building, located in the Prudential Business Campus office complex in Parsippany, Morris County, New Jersey, as previously mentioned (see Note 3).

On April 23, 1998, the Company entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. The venture was formed with the purpose of investing in, holding, rehabilitating, developing, managing, maintaining, and operating real estate investments, primarily in California. Initially, the venture's efforts have focused on two development projects, commonly referred to as Summit Continental Grand and Summit Ridge. Summit Continental Grand is a 4.2 acre site located on El Segundo, Los Angeles County, California, where the venture owns and has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, which the venture plans to acquire and build a 132,000 square-foot office/flex property. The Company is required to make capital contributions to the venture totaling up to $19,200, pursuant to the partnership agreement. Through June 30, 1998, the Company has invested approximately $7,044 in the venture. Amongst other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement.

On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, which owns Convention Plaza, a 305,000 square-foot office building, located in San Francisco, San Francisco County, California. The Company acquired its interest in the venture for a total initial investment of approximately $11,818, through the issuance of common units (see Note 9) and funds drawn from the Company's credit facilities.

On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Corp. to form American Financial Exchange L.L.C. The venture was formed to initially acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside property. The Company invested approximately $9,917 in the joint venture through June 30, 1998 and holds a 50 percent interest. Amongst other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture has acquired land on which it has constructed a parking facility, which is currently leased to a parking operator under a 10-year lease. Such parking facility serves the recently-commenced ferry service between the Harborside property and Manhattan.

The following is a combined summary of the financial position of the partially-owned entities in which the Company has investment interests:



                                        June 30,
                                           1998
Assets:
  Rental property, net                   $56,066
  Other assets                            12,720
                                          ------

Total assets                             $68,786
                                          ------
                                          ------

Liabilities and partners' equity:
  Mortgage payable                       $39,000
  Other liabilities                        2,131
  Partners' equity                        27,655
                                          ------

Total liabilities and partners' equity   $68,786
                                          ------
                                          ------

The following is a combined summary of the results of operations of the partially-owned entities in which the Company has investment interests (from the date of the Company's initial investment through the end of the period for existing joint ventures) for the three and six month periods ended June 30, 1998:


                           Three Months Ended    Six Months Ended
                            June 30, 1998          June 30, 1998
                            -------------         -------------
Rental and other revenues       $ 1,776            $ 1,806
Operating and other expenses       (652)              (658)
Interest expense                   (505)              (505)
Depreciation and amortization      (479)              (479)
                                 ------              -----

Net income                      $   140            $   164
                                 ------              -----
                                 ------              -----

Company's share of net income   $    70            $    95
                                 ------              -----


5.     DEFERRED CHARGES AND OTHER ASSETS

                                                            June 30,           December 31,
                                                              1998                1997
         Deferred leasing costs                             $   25,789        $ 20,297
         Deferred financing costs                                7,894           3,640
                                                                ------         -------

                                                                33,683          23,937
         Accumulated amortization                             (10,690)         (9,535)
                                                               -------          ------

         Deferred charges, net                                  22,993          14,402
         Prepaid expenses and other assets                       7,329           4,587
                                                                ------          ------


         Total deferred charges and other assets, net       $   30,322        $ 18,989
                                                                ------          ------
                                                                ------          ------



6.     RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                     June 30,        December 31,
                                                         1998           1997
         Escrow and other reserve funds               $    310         $ 1,278
         Security deposits                               5,173           5,566
                                                         -----           -----


         Total restricted cash                        $  5,483         $ 6,844
                                                         -----           -----
                                                         -----           -----



7.     MORTGAGE NOTE RECEIVABLE

In connection with the RM Transaction on January 31, 1997, the Company provided a $11,600 non-recourse mortgage loan (the "RM Note Receivable") to entities controlled by the RM principals, bearing interest at an annual rate of 450 basis points over one-month LIBOR (5.66 percent at June 30, 1998). The RM Note Receivable, which is secured by the Option Properties and guaranteed by certain of the RM principals, matures on February 1, 2000. In conjunction with the acquisition of one of the Option Properties on August 15, 1997, the sellers of the property, certain RM principals, prepaid $4,350 of the RM Note Receivable, leaving a principal balance of $7,250 secured by the remaining Option Property.

On March 6, 1998, prior to the completion of the Pacifica I Acquisition, the Company provided a $20,000 mortgage loan to an entity controlled by certain principals of Pacifica. Such mortgage loan was secured by an office property in California and bore interest at an annual rate of 9.25 percent. The mortgage loan was subsequently prepaid in full by the borrower on June 10, 1998. The Company received a prepayment fee of $200 with the retirement of the mortgage loan.

8.     MORTGAGES AND LOANS PAYABLE


                                                          June 30,          December 31,
                                                              1998          1997


         Prudential Mortgages                            $   211,221       $ 262,205
         TIAA Mortgage                                       185,283         185,283
         Harborside Mortgages                                150,000         150,000
         Mitsubishi Mortgages                                 72,204          72,204
         CIGNA Mortgages                                      47,721          86,650
         Other Mortgages                                      79,184          88,474
         Revolving Credit Facilities                         599,441         122,100
         Contingent Obligation                                 5,942           5,734
                                                           ---------        --------


         Total mortgages and loans payable               $ 1,350,996       $ 972,650
                                                           ---------        --------
                                                           ---------        --------



PRUDENTIAL MORTGAGES
The Company has mortgage debt from The Prudential Insurance Company of America and its subsidiaries (the "Prudential Mortgages") aggregating $211,221 and $262,205 as of June 30, 1998 and December 31, 1997, respectively, comprised of the following:

The Company has certain non-recourse mortgage debt, aggregating $61,221 in principal as of June 30, 1998, with The Prudential Insurance Company of America ("Prudential"), substantially all of which was assumed in the Mack Transaction. Such mortgages, which are secured by three properties, bear interest at a weighted average fixed rate of 8.31 percent, all of which requiring monthly payments of interest. Certain of the mortgages require monthly payments of principal, in addition to interest, on various term amortization schedules. The mortgages mature between October 2003 and July 2004.

On December 10, 1997, the Company obtained a $200,000 term loan (the "Prudential Term Loan") from Prudential Securities Corp. ("PSC"). The proceeds of the loan were used to fund a portion of the cash consideration in completion of the Mack Transaction. The loan had a one-year term and interest payments were required monthly at an interest rate of 110 basis points over one-month LIBOR. The loan was a recourse loan secured by 11 properties owned by the Company and located in New Jersey. The Prudential Term Loan was retired in April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan, as described below.

On April 30, 1998, the Company obtained a $150,000, interest-only, non-recourse mortgage loan from Prudential ("$150,000 Prudential Mortgage Loan"). The loan, which is secured by 12 of the Company's properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Company, at its option, may convert the mortgage loan to unsecured debt upon achievement by the Company of a credit rating of Baa3/BBB - or better. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance. The proceeds of the new loan were used, along with funds drawn from one of the Company's credit facilities, to retire the Prudential Term Loan, as well as approximately $48,224 of the Mack Mortgages.

TIAA MORTGAGE
In connection with the RM Transaction, on January 31, 1997, the Company assumed a $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America ("TIAA"), with interest only payable monthly at a fixed annual rate of 7.18 percent (the "TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures on December 31, 2003. The Company, at its option, may convert, without any yield maintenance obligation or prepayment premium, the TIAA Mortgage to unsecured public debt upon achievement by the Company of a credit rating of Baa3/BBB- or better. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance which is generally 100 basis points over United States Treasury obligations or similar maturity to the remaining maturity of the TIAA Mortgage at the time prepayment is being sought.

HARBORSIDE MORTGAGES In connection with the acquisition of Harborside Financial Center ("Harborside"), on November 4, 1996, the Company assumed existing mortgage debt and was provided seller-financed mortgage debt aggregating $150,000. The existing non-recourse mortgage financing, with a principal balance of $103,337 and $104,768 as of June 30, 1998 and December 31, 1997, respectively, bears interest at a fixed rate of 7.32 percent and matures on January 1, 2006. The seller-provided mortgage financing, with a principal balance of $46,663 and $45,232 as of June 30, 1998 and December 31, 1997, respectively, matures on January 1, 2006 and initially bears interest at an annual rate of 6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity.

MITSUBISHI MORTGAGES In connection with the Mack Transaction, the Company assumed non-recourse, variable-rate mortgage debt (the "Mitsubishi Mortgages") aggregating $72,204 in principal as of June 30, 1998 and December 31, 1997 with Mitsubishi Trust and Banking Corporation. Such mortgages, which are secured by two of the Mack Properties, bear interest at a variable rate of 65 basis points over LIBOR and mature between January 2008 and January 2009.

CIGNA MORTGAGES In connection with the Mack Transaction, the Company assumed non-recourse mortgage debt (the "CIGNA Mortgages") aggregating $47,721 and $86,650 in principal as of June 30, 1998 and December 31, 1997, respectively, with Connecticut General Life Insurance Company (CIGNA). Such mortgages, which are secured by five of the Mack Properties, bear interest at a weighted average annual fixed rate of 7.85 percent and require monthly payments of interest and principal on various term amortization schedules. The various mortgages mature between October 1998 and October 2003. In April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan, as described above, the Company retired one of the CIGNA Mortgages with a principal balance of $27,835.

OTHER MORTGAGES The Company has mortgage debt ("Other Mortgages") aggregating $79,184 and $88,474 in principal as of June 30, 1998 and December 31, 1997, respectively, with eight different lenders, all of which were assumed in the Mack Transaction as well as the 1998 acquisitions of the McGarvey Properties and 500 West Putnam, and are secured by 14 individual properties. As of June 30, 1998, the Other Mortgages bear interest at a weighted average annual fixed effective rate of 7.59 percent, and require monthly payments of principal and interest on various term amortization schedules. The Other Mortgages mature between February 1999 and October 2010. Variable rate debt included in Other Mortgages, aggregating $20,338, which bore interest at 115 basis points over LIBOR, was retired in April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan, as described above.

REVOLVING CREDIT FACILITIES
    Original Unsecured Facility
    On August 6, 1997, the Company obtained an unsecured revolving credit facility (the "Original Unsecured Facility") in the amount of $400,000 from a group of 13 lender banks. The facility carried a three-year term and bore interest at 125 basis points over one-month LIBOR.

    The terms of the Original Unsecured Facility included certain restrictions and covenants which limited, among other things, dividend payments and additional indebtedness and which required compliance with specified financial ratios and other financial measurements. The facility also required a fee on the unused balance payable quarterly in arrears, at a rate ranging from one-eighth of one percent to one-quarter of one percent of such balance, depending on the level of borrowings outstanding in relation to the total facility commitment.

    The Company had outstanding borrowings of $122,100 at December 31, 1997, under the Original Unsecured Facility. The Original Unsecured Facility was repaid in full and retired in connection with the Company obtaining the 1998 Unsecured Facility in April 1998, as described below.

    1998 Unsecured Facility
    On April 17, 1998, the Company repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility (the "1998 Unsecured Facility") in the amount of $870,000 from a group of 25 lender banks, led by The Chase Manhattan Bank and Fleet National Bank. In July 1998, the 1998 Unsecured Facility was expanded to $900,000 with the addition of two new lender banks into the facility, bringing the total number of participants to 27 banking institutions. The 1998 Unsecured Facility has a three-year term and currently bears interest at 110 basis points over LIBOR, a reduction of 15 basis points from the retired Original Unsecured Facility. Based upon the Company's achievement of an investment grade unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

    The terms of the 1998 Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The 1998 Unsecured Facility also requires a 17.5 basis point fee on the unused balance payable quarterly in arrears.

    The lending group for the 1998 Unsecured Facility consists of: The Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; PNC Bank, N.A., as documentation agent; Bankers Trust, Commerzbank, AG, The First National Bank of Chicago, First Union National Bank and NationsBank, as managing agents; Creditanstalt Corporate Finance, Inc., Dresdner Bank, AG, European American Bank, Hypo Bank, Societe Generale and Summit Bank, as co-agents; and Kredietbank, N.V., Key Bank, Mellon Bank, N.A., The Bank of New York, Citizens Bank, Crestar, DG Bank, Tokai Bank, US Trust, Bayerische Landesbank, Erste Bank, BankLeumi USA and Bank One, Arizona, NA.

    Prudential Facility
    The Company has a revolving credit facility (the "Prudential Facility") from PSC in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of March 31, 1999. In July 1998, the Prudential Facility's maturity date was extended to June 30, 1999. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter
    (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership. The Company had no outstanding borrowings at June 30, 1998 and December 31, 1997 under the Prudential Facility.

CONTINGENT OBLIGATION
As part of the Harborside acquisition, the Company agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. The Company is currently in the pre-development phase of a long-range plan to develop the Harborisde site on a multi-property, multi-use basis.

For the six months ended June 30, 1998, interest was imputed on the Contingent Obligation, thereby increasing the balance of the Contingent Obligation from $5,734 as of December 31, 1997 to $5,942 as of June 30, 1998.

INTEREST RATE CONTRACTS
On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base for 6.285 percent per annum on a notional amount of $24,000 through August 1999.

On January 23, 1996, the Company entered into another interest rate swap agreement with a commercial bank. This swap agreement has a three-year term and a notional amount of $26,000, which fixes the Company's one-month LIBOR base to 5.265 percent per annum.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Company does not anticipate non-performance by either of the counter parties.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 1998 and 1997 was $61,440 and $16,563, respectively. Interest capitalized by the Company for the six months ended June 30, 1998 and 1997 was $1,085 and none, respectively.

9.     MINORITY INTEREST

Minority interest in the accompanying consolidated financial statements relates to common units in the Operating Partnership, in addition to Preferred Units and Unit Warrants issued in connection with the Mack
Transaction, held by parties other than the Company.

Preferred Units
As described in Note 3, in connection with the funding of the Mack Transaction, the Company issued 15,237 Series A Preferred Units and 215,325 Series B Preferred Units, with an aggregate value of $236,491. The Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Company, based on circumstances per the applicable unit certificates.

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

During the six months ended June 30, 1998, the Company issued 17,493 additional Preferred Units (10,565 of Series A and 6,928 of Series B), valued at approximately $17,943, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of Contingent Units. Such Preferred Units carry the identical terms as those issued in the Mack Transaction.

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

During the six months ended June 30, 1998, the Operating Partnership redeemed a total of 82,880 common units in exchange for an aggregate of $3,163 in cash. Additionally, the Operating Partnership redeemed an aggregate of 22,300 common units for an equivalent number of shares of common stock in the Company.

As described in Note 3, the Company issued an aggregate of 3,408,532 common units in 1997 in connection with the completion of the RM Transaction, the Mack Transaction and a 1997 single-property acquisition.

On March 26, 1998, in connection with the Pacifica I Acquisition, the Company issued 100,175 common units, valued at approximately $3,779.

On April 30, 1998, in connection with the acquisition of a 49.9 percent interest in a joint venture (see Note 4), the Company issued 218,105 common units, valued at approximately $8,334.

On June 8, 1998, in connection with the Pacifica II Acquisition, the Company issued 585,263 common units, valued at approximately $20,753.

During the six months ended June 30, 1998, the Company also issued 779,241 common units, valued at approximately $30,129, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

Contingent Common & Preferred Units
In conjunction with the completion of the Mack Transaction (see Note 3), 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A Preferred Units, and Series B Preferred Units, respectively. Redemption of such Contingent Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity. When Contingent Units are redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the units issued. On account of certain of the performance goals having been achieved during the six months ended June 30, 1998, the Company redeemed 779,241 contingent common units and 17,493 contingent Preferred Units and issued an equivalent number of common and Preferred Units, as indicated above.

Unit Warrants
As described in Note 3, in connection with the funding of the Mack Transaction, the Company granted warrants to purchase 2,000,000 common units. The Unit Warrants are exercisable at any time after one year from the date of their issuance and prior to the fifth anniversary date thereof at an exercise price of $37.80 per common unit.

Minority Ownership
As of June 30, 1998 and December 31, 1997, the minority interest common unitholders owned 11.7 percent (20.4 percent, including the effect of the conversion of Preferred Units into common units) and 10.9 percent (20.4 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

10. EMPLOYEE BENEFIT PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "Plan"). The Plan allows eligible employees to defer up to 15 percent of their annual compensation. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions, although no employer contributions have been made to date.

11. COMMITMENTS AND CONTINGENCIES

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

Ground Lease Agreements
Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Company is the lessee, as of June 30, 1998, are as follows:


Period                                                         Amount
-------                                                      --------

July 1, 1998 to December 31, 1998                           $     240
1999                                                              479
2000                                                              479
2001                                                              479
2002                                                              479
Thereafter                                                     20,923
----------                                                  ---------
Total                                                         $23,079
----------                                                  ---------
----------                                                  ---------


Other Contingencies
On December 10, 1997, a Shareholder's Derivative Action was filed in Maryland Court on behalf of a shareholder. The complaint questioned certain executive compensation decisions made by the Company's Board of Directors in connection with the Mack Transaction. The Board's compensation decisions were discussed in the proxy materials distributed in connection with the Mack Transaction and were approved by in excess of 99 percent of the voting shareholders. Although the Company believes that this lawsuit was factually and legally baseless, the Company on May 4, 1998 agreed to a settlement which included making certain changes to employment agreements of certain of its executive officers. The Company incurred $750 in costs associated with this action, which was provided for at December 31, 1997.

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

On March 18, 1998, in connection with the acquisition of Prudential Business Campus, the Company completed an offer and sale of 2,705,628 shares of its common stock using the net proceeds of approximately $99,899 (after offering costs) in the funding of such acquisition (see Note 3).

On March 27, 1998, the Company completed an underwritten public offer and sale of 650,407 shares of its common stock and used the net proceeds, which totaled approximately $23,690 (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities.

On April 29, 1998, the Company completed an underwritten offer and sale of 994,228 shares of its common stock and used the net proceeds, which totaled approximately $34,570 (after offering costs), primarily to pay down a portion of its outstanding borrowings under the Company's credit facilities.

On May 29, 1998, the Company completed an underwritten offer and sale of 984,615 shares of its common stock and used the net proceeds, which totaled approximately $34,100 (after offering costs), primarily to pay down a portion of its outstanding borrowings under the Company's credit facilities.

On August 6, 1998, the Board of Directors of the Company authorized a share repurchase program ("Repurchase Program") under which the Company was permitted to purchase up to $100,000 of the Company's common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through August 12, 1998, the Company purchased, for constructive retirement, 215,200 shares of its outstanding common stock for an aggregate cost of approximately $6,586. Concurrent with this purchase, the Company sold to the Operating Partnership 215,200 common units for approximately $6,586.

Stock Option Plans
In 1994, and as subsequently amended, the Company established the Cali Employee Stock Option Plan ("Employee Plan") and the Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996 and 1997 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of June 30, 1998, and December 31, 1997, the stock options outstanding had a weighted average remaining contractual life of approximately 8.9 and 9.0 years, respectively.

Information regarding the Company's stock option plans is summarized below:


                                                                                           Weighted
                                                                    Shares                  Average
                                                                    Under                  Exercise
                                                                    Options                 Price
                                                                   --------              -----------


         Outstanding at January 1, 1995                             625,000                  $17.23
              Granted                                               230,200                   17.69
              Exercised                                                  --                      --
              Lapsed or canceled                                      3,588                   17.25
                                                                   --------              -----------
         Outstanding at December 31, 1995                           851,612                   17.36
              Granted                                               809,700                   23.97
              Exercised                                             126,041                   17.25
              Lapsed or canceled                                      7,164                   19.52
                                                                   --------              -----------
         Outstanding at December 31, 1996                         1,528,107                   20.86
              Granted                                             2,126,538                   37.35
              Exercised                                             337,282                   21.33
              Lapsed or canceled                                     30,073                   22.62
                                                                   --------              -----------
         Outstanding at December 31, 1997                         3,287,290                   31.47
              Granted                                               901,150                   37.31
              Exercised                                             257,980                   20.42
              Lapsed or canceled                                     55,714                   36.17
                                                                  ---------              -----------
         Outstanding at June 30, 1998                             3,874,746                  $33.49
                                                                  =========              ===========
         Options exercisable at December 31, 1997                 1,004,618                  $25.22
         Options exercisable at June 30, 1998                     1,185,047                  $26.33
                                                                  ---------              -----------
         Available for grant at December 31, 1997                 1,629,575
         Available for grant at June 30, 1998                       784,139
                                                                  ---------




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

On December 12, 1997, in conjunction with the completion of the Mack Transaction, the Company granted a total of 491,756 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant) to Mitchell Hersh, and certain Company executives formerly with the Patriot American Office Group. Such warrants vest equally over a five-year period and have a term of ten years.

Stock Compensation
In January 1997, the Company entered into employment contracts with seven of its key executives which provided for, among other things, compensation in the form of stock awards ("Restricted Stock Awards") and Company-financed stock purchase rights ("Stock Purchase Rights"), and associated tax obligation payments. In connection with the Restricted Stock Awards, the executives were to receive 199,070 shares of the Company's common stock vesting over a five-year period contingent on the Company meeting certain performance objectives. Additionally, pursuant to the terms of the Stock Purchase Rights, the Company provided fixed rate, non-recourse loans, aggregating $4,750, to such executives to finance their purchase of 152,000 shares of the Company's common stock, which the Company agreed to forgive ratably over five years, subject to continued employment. Such loans were for amounts equal to the fair market value of the associated shares at the date of grant. Subsequently, from April 18, 1997 through April 24, 1997, the Company purchased, for constructive retirement, 152,000 shares of its outstanding common stock for $4,680. The excess of the purchase price over par value was recorded as a reduction to additional paid-in capital. Concurrent with this purchase, the Company sold to the Operating Partnership 152,000 common units for $4,680.

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

Earnings Per Share
------------------
 FASB No. 128 requires a dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement for all companies with complex capital structures even where the effect of such dilution is not material. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company's results for the three and six month periods ended June 30, 1998 and 1997 in accordance with FASB No. 128.


                                                            Three Months
                                                       Ended June 30,
                                            1998                         1997
                                            ----                         ----
                                    Basic EPS   Diluted EPS     Basic EPS    Diluted EPS
                                    ---------   -----------     ---------    -----------
Net income                           $ 28,015     $  28,015     $  18,025    $  18,025
 Add: Net income attributable
         to potentially dilutive
         securities                        --         3,500            --        2,012
                                     --------     ---------     ---------    ---------

 Adjusted net income                 $ 28,015     $  31,515     $  18,025    $  20,037
                                     --------     ---------     ---------    ---------
                                     --------     ---------     ---------    ---------

Weighted average shares                 57,019       64,626        36,489       41,213
                                     --------     ---------     ---------    ---------

Per Share                             $  0.49     $    0.49     $    0.49    $    0.49
                                     --------     ---------     ---------    ---------
                                     --------     ---------     ---------    ---------

                                                         Six Months
                                                       Ended June 30,
                                            1998                         1997
                                            ----                         ----
                                    Basic EPS   Diluted EPS     Basic EPS    Diluted EPS
                                    ---------   -----------     ---------    -----------
Net income                          $ 54,558     $  54,558      $  34,484    $  34,484
 Add: Net income attributable
         to potentially dilutive
         securities                       --         6,895             --        3,648
                                     --------     ---------     ---------    ---------

 Adjusted net income                $ 54,558     $  61,453      $  34,484    $  38,132
                                     --------     ---------     ---------    ---------
                                     --------     ---------     ---------    ---------

Weighted average shares               54,207        61,671         36,475       41,016
                                     --------     ---------     ---------    ---------

Per Share                           $   1.01     $    1.00      $    0.95    $    0.93
                                     --------     ---------     ---------    ---------
                                     --------     ---------     ---------    ---------


The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation.

                                                          Three Months                   Six Months
                                                         Ended June 30,                 Ended June 30,
                                                      1998           1997              1998        1997
                                                      ----           ----              ----        ----
Basic EPS Shares:                                   57,019         36,489            54,207      36,475
   Add:  Operating Partnership units                 7,126          4,091             6,848       3,859
         Stock options                                 444            434               529         483
         Restricted Stock Awards                        --            199                --         199
         Stock Warrants                                 37             --                87          --
                                                    ------         ------            ------      ------

Diluted EPS Shares:                                 64,626         41,213            61,671      41,016
                                                    ------         ------            ------      ------
                                                    ------         ------            ------      ------



Pursuant to the Repurchase Program, from August 7, 1998 through August 12, 1998, the Company purchased for constructive retirement, 215,200 shares of its outstanding common stock for approximately $6,586.

14.      IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FASB No. 130"), which establishes standards for the reporting and display of comprehensive income and its components; however the adoption of this statement had no impact on the Company's financial statement presentation. The Company does not currently have any items of comprehensive income requiring separate reporting and disclosure.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("FASB No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for annual periods beginning after December 15, 1997 and interim periods a year later, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Company's results of operations or its financial position.


15.    PRO FORMA FINANCIAL INFORMATION (unaudited)

The following proforma financial information for the three and six month periods ended June 30, 1998 and 1997 are presented as if the RM Transaction, the Mack Transaction and all other acquisitions and common stock offerings completed in 1997, and all acquisitions and common stock offerings completed during the six month period ended June 30, 1998 had all occurred on January 1, 1997. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor do they represent the results of operations of future periods.


                                                         Three Months                         Six Months
                                                        Ended June 30,                       Ended June 30,
                                                      1998           1997                1998             1997
                                                      ----           ----                ----             ----
Total revenues                                   $  127,156     $  127,655          $   251,359      $  250,686
Operating and other expenses                         37,534         42,965               73,668          80,367
General and administrative                            6,615          9,100               13,785          15,497
Depreciation and amortization                        19,797         19,686               39,007          37,861
Interest expense                                     25,869         26,832               50,903          53,619
                                                 ----------     ----------          -----------      ----------

Income before minority interest
    and extraordinary item                           37,341         29,072               73,996          63,342
Minority interest                                     7,867          6,623               15,525          13,812
                                                 ----------     ----------          -----------      ----------

Income before extraordinary item                 $   29,474     $   22,449          $    58,471      $   49,530
                                                 ----------     ----------          -----------      ----------
                                                 ----------     ----------          -----------      ----------

Basic earnings per common share                  $     0.51     $     0.39          $      1.01      $     0.86
Diluted earnings per common share                $     0.50     $     0.39          $      1.00      $     0.85
                                                 ----------     ----------          -----------      ----------

                  MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

                                     Item 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto.

The following comparisons for the three and six month periods ended June 30, 1998 ("1998"), as compared to the three and six month periods ended June 30, 1997 ("1997") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at March 31, 1997 (for the three-month period comparisons), and which represents all properties owned by the Company at December 31, 1996 (for the six-month period comparisons), (ii) the effect of the acquisition of the RM Properties on January 31, 1997, (iii) the effect of the acquisition of the Mack Properties on December 11, 1997, and (iv) the effect of the "Acquired Properties," which represents all properties acquired by the Company from April 1, 1997 through June 30, 1998, excluding Mack Properties (for the three-month period comparisons), and which represents all properties acquired by the Company from January 1, 1997 through June 30, 1998, excluding RM Properties and Mack Properties (for the six-month period comparisons).

  Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Total revenues increased $61.5 million, or 101.6 percent, for the three months ended June 30, 1998 over the same period in 1997. Base rents increased $55.5 million, or 110.1 percent, of which an increase of $19.4 million, or 38.5 percent, was attributable to the Acquired Properties, and an increase of $36.4 million, or 72.2 percent, due to the Mack Properties, offset by a decrease of $0.3 million, or 0.6 percent, due to occupancy and rental rate changes at the Same-Store Properties. Escalations and recoveries increased $4.7 million, or
61.2 percent, of which an increase of $2.3 million, or 30.3 percent, was attributable to the Acquired Properties, and an increase of $2.4 million, or
30.9 percent, due to the Mack Properties. Parking and other income increased $0.8 million, or 41.5 percent, of which $0.5 million, or 28.8 percent, was attributable to the Mack Properties, $0.2 million, or 9.3 percent, was attributable to the Acquired Properties, and $0.1 million, or 3.4 percent, due to the Same-Store Properties. Interest income increased $0.5 million, or 112.0 percent, due primarily to interest received in connection with the Company's $20.0 million mortgage note receivable in 1998.

Total expenses for the three months ended June 30, 1998 increased $43.4 million, or 107.1 percent, as compared to the same period in 1997. Real estate taxes increased $5.4 million, or 82.5 percent, for 1998 over 1997, of which an increase of $2.2 million, or 33.0 percent, was attributable to the Acquired Properties, an increase of $2.9 million, or 44.7 percent, due to the Mack Properties, and an increase of $0.3 million, or 4.8 percent, attributable to the Same-Store Properties. Additionally, operating services increased $8.3 million, or 112.4 percent, and utilities increased $4.9 million, or 116.3 percent, for 1998 over 1997. The aggregate increase in operating services and utilities of $13.2 million, or 113.8 percent, consists of $4.6 million, or 39.9 percent, attributable to the Acquired Properties, and an increase of $8.9 million, or
76.6 percent, due to the Mack Properties, offset by a decrease of $0.3 million, or 2.7 percent, attributable to the Same-Store Properties. General and administrative expense increased $2.7 million, or 70.3 percent, of which $2.0 million, or 52.0 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion, and $0.7 million, or 18.3 percent, due to additional costs related to the Mack Properties. Depreciation and amortization increased $10.0 million, or 110.3 percent, for 1998 over 1997, of which $3.8 million, or 42.3 percent, relates to depreciation on the Acquired Properties, an increase of $5.8 million, or 63.3 percent, due to the Mack Properties, and an increase of $0.4 million, or 4.7 percent, due to the Same-Store Properties. Interest expense increased $12.1 million, or 126.9 percent, for 1998 over 1997, of which $0.3 million, or 3.4 percent, was attributable to assumed mortgages on Acquired Properties, an increase of $6.0 million, or 63.1 percent, due to assumed mortgages from the Mack Properties, and an increase of $5.8 million, or 60.4 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR.

Income before minority interest and extraordinary item increased to $38.1 million in 1998 from $20.0 million in 1997. The increase of $18.1 million was due to the factors discussed above.

Net income increased $10.0 million for 1998, from $18.0 million in 1997 to $28.0 million in 1998. This increase was a result of an increase in income before minority interest and extraordinary item of $18.1 million, offset by an increase of $5.7 million in minority interest, primarily attributable to distributions on Preferred Units in 1998 of $4.0 million, and an extraordinary item of $2.4 million (net of minority interest), related to early retirement of debt.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Total revenues increased $115.2 million, or 102.2 percent, for the six months ended June 30, 1998 over the same period in 1997. Base rents increased $105.6 million, or 113.3 percent, of which an increase of $27.9 million, or 29.9 percent, was attributable to the Acquired Properties, an increase of $5.6 million, or 6.0 percent, due to the RM Properties, and an increase of $72.1 million, or 77.4 percent, due to the Mack Properties. Escalations and recoveries increased $8.5 million, or 59.1 percent, of which an increase of $3.4 million, or 23.9 percent, was attributable to the Acquired Properties, an increase of $0.5 million, or 2.9 percent, due to the RM Properties, and an increase of $4.7 million, or 32.7 percent, due to the Mack Properties, offset by a decrease of $0.1 million, or 0.4 percent, due to occupancy changes at the Same-Store Properties. Parking and other income increased $1.3 million, or 36.5 percent, of which $0.9 million, or 25.7 percent, was due to the Mack Properties, and $0.3 million, or 9.0 percent, was attributable to the Acquired Properties, and an increase of $0.3 million, or 7.2 percent, due to the Same-Store Properties, offset by a decrease of $0.2 million, or 5.4 percent, due to the RM Properties. Interest income decreased $0.2 million, or 11.0 percent, due primarily to the use of funds held in 1997 to fund the RM Transaction, partially offset by interest received in connection with the Company's $20.0 million mortgage note receivable in 1998.

Total expenses for the six months ended June 30, 1998 increased $81.3 million, or 109.0 percent, as compared to the same period in 1997. Real estate taxes increased $10.0 million, or 83.8 percent, for 1998 over 1997, of which an increase of $3.0 million, or 24.7 percent, was attributable to the Acquired Properties, an increase of $0.8 million, or 7.0 percent, due to the RM Properties, an increase of $5.8 million, or 48.6 percent, due to the Mack Properties, and an increase of $0.4 million, or 3.5 percent, attributable to the Same-Store Properties. Additionally, operating services increased $14.5 million, or 105.6 percent, and utilities increased $9.5 million, or 119.4 percent, for 1998 over 1997. The aggregate increase in operating services and utilities of $24.0 million, or 110.6 percent, consists of $0.8 million, or 3.7 percent, attributable to the RM Properties, an increase of $6.4 million, or 29.5 percent, due to the Acquired Properties, and an increase of $17.2 million, or 79.1 percent, due to the Mack Properties, offset by a decrease of $0.4 million, or
1.7 percent, attributable to the Same-Store Properties. General and administrative expense increased $5.7 million, or 81.8 percent, of which $4.1 million, or 59.6 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion, $1.5 million, or 20.8 percent, due to additional costs related to the Mack Properties, and $0.1 million, or 1.4 percent, attributable to additional costs related to the RM Properties. Depreciation and amortization increased $18.5 million, or 109.7 percent, for 1998 over 1997, of which $5.4 million, or 32.1 percent, relates to depreciation on the Acquired Properties, an increase of $1.4 million, or 8.3 percent, attributable to the RM Properties, an increase of $11.3 million, or 67.2 percent, due to the Mack Properties, and an increase of $0.4 million, or 2.1 percent, due to the Same-Store Properties. Interest expense increased $23.1 million, or 134.8 percent, for 1998 over 1997, of which $1.1 million, or 6.5 percent, was attributable to the TIAA Mortgage, $0.5 million, or 3.1 percent, due to assumed mortgages on Acquired Properties, an increase of $11.4 million, or 66.1 percent, due to assumed mortgages from the Mack Properties, and an increase of $10.1 million, or 59.1 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR.

Income before minority interest and extraordinary item increased to $72.0 million in 1998 from $38.1 million in 1997. The increase of $33.9 million was due to the factors discussed above.

Net income increased $20.1 million for 1998, from $34.5 million in 1997 to $54.6 million in 1998. This increase was a result of an increase in income before minority interest and extraordinary item of $33.9 million, offset by an increase of $11.4 million in minority interest, primarily attributable to distributions on preferred units in 1998 of $7.9 million, and an extraordinary item of $2.4 million (net of minority interest), related to early retirement of debt.

Liquidity and Capital Resources

Statement of Cash Flows
During the six months ended June 30, 1998, the Company generated $102.6 million in cash flows from operating activities, and together with $1.3 billion in borrowings from the Company's credit facilities and additional mortgage financings, $284.5 million in net proceeds from the Company's common stock offerings during the period, $20.0 million received from a repayment of a mortgage note receivable, and $5.3 million in proceeds from stock options exercised, $1.4 million from the Company's cash reserves, used an aggregate of $1.7 billion to acquire 51 properties and pay for other tenant improvements and building improvements for $625.4 million, repay outstanding borrowings on its credit facilities and other mortgage debt of $949.8 million, pay quarterly dividends and distributions of $63.2 million, invest $38.1 million in partially-owned entities, provide $20.0 million for a mortgage note receivable, pay financing costs of $7.5 million and repurchase 20,000 common units for $3.2 million.

Capitalization
On February 25, 1998, the Company completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92.2 million (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities and fund the acquisition of Moutainview.

On March 18, 1998, in connection with the acquisition of Prudential Business Campus, the Company completed an offer and sale of 2,705,628 shares of its common stock using the net proceeds of approximately $99.9 million (after offering costs) in the funding of such acquisition.

On March 26, 1998, in connection with the Pacifica I Acquisition, the Company issued 100,175 common units, valued at approximately $3.8 million.

On March 27, 1998, the Company completed an underwritten public offer and sale of 650,407 shares of its common stock and used the net proceeds, which totaled approximately $23.7 million (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities.

On April 29, 1998, the Company completed an underwritten offer and sale of 994,228 shares of its common stock and used the net proceeds, which totaled approximately $34.6 million (after offering costs) primarily to pay down a portion of its outstanding borrowings under the Company's credit facilities.

On April 30, 1998, in connection with the acquisition of a 49.9 percent interest in a joint venture, the Company issued 218,105 common units, valued at approximately $8.3 million.

On May 29, 1998, the Company completed an underwritten offer and sale of 984,615 shares of its common stock and used the net proceeds, which totaled approximately $34.1 million (after offering costs) primarily to pay down a portion of its outstanding borrowings under the Company's credit facilities.

On June 8, 1998, in connection with the Pacifica II Acquisition, the Company issued 585,263 common units, valued at approximately $20.8 million.

During the six months ended June 30, 1998, the Company also issued 779,241 common units and 17,493 preferred units, valued at approximately $48.1 million, in connection with the achievement of certain performance goals at the Mack Properties, with an equivalent number of Contingent Units being redeemed.

On August 6, 1998, the Board of Directors of the Company authorized a share repurchase program ("Repurchase Program") under which the Company was permitted to purchase up to $100.0 million of the Company's common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through August 12, 1998, the Company purchased, for constructive retirement, 215,200 shares of its outstanding common stock for an aggregate cost of approximately $6.6 million. Concurrent with this purchase, the Company sold to the Operating Partnership 215,200 common units for approximately $6.6 million.

On April 17, 1998, the Company repaid in full and terminated its $400 million unsecured revolving credit facility, led by Fleet National Bank, and obtained a new unsecured revolving credit facility (the "1998 Unsecured Facility") in the amount of $870.0 million from a group of 25 lender banks, led by The Chase Manhattan Bank and Fleet National Bank. In July 1998, the 1998 Unsecured Facility was expanded to $900.0 million with the addition of two new lender banks into the facility, bringing the total number of participants to 27 banking institutions. The 1998 Unsecured Facility has a three-year term and currently bears interest at 110 basis points over LIBOR, a reduction of 15 basis points from the retired Original Unsecured Facility. Based upon the Company's achievement of an investment grade unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

The terms of the 1998 Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The 1998 Unsecured Facility also requires a 17.5 basis point fee on the unused balance payable quarterly in arrears.

The lending group for the 1998 Unsecured Facility consists of: The Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; PNC Bank, N.A., as documentation agent; Bankers Trust, Commerzbank, AG, The First National Bank of Chicago, First Union National Bank and NationsBank, as managing agents; Creditanstalt Corporate Finance, Inc., Dresdner Bank, AG, European American Bank, Hypo Bank, Societe Generale and Summit Bank, as co-agents; and Kredietbank, N.V., Key Bank, Mellon Bank, N.A.,

The Bank of New York, Citizens Bank, Crestar, DG Bank, Tokai Bank, US Trust, Bayerische Landesbank, Erste Bank, Bank Leumi USA, and Bank One, Arizona, N.A.

The new unsecured facility, together with the Company's previously-existing $100.0 million revolving credit facility with Prudential Securities Corp., provides the Company with total credit lines borrowing capacity of $1.0 billion.

On April 30, the Company obtained a $150.0 million, interest-only, non-recourse mortgage loan from The Prudential Insurance Company of America ("$150.0 Million Prudential Mortgage Loan"). The loan, which is secured by 12 of the Company's properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Company, at its option, may convert the mortgage loan to unsecured debt upon achievement by the Company of a credit rating of Baa3/BBB- or better. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance. The proceeds of the new loan were used, along with funds drawn from one of the Company's credit facilities, to retire a $200.0 million term loan with Prudential, as well as approximately $48.2 million of the Mack Mortgages.

As of June 30, 1998, the Company has 164 unencumbered properties, totaling 16.4 million square feet, representing 60.6 percent of the Company's total portfolio on a square footage basis.

On June 18, 1998, the Company and the Operating Partnership filed a registration statement on Form S-3 for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares. The registration statement has not yet been declared effective by the SEC and neither the Company nor the Operating Partnership has a current intention to issue securities therefrom.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the Prudential facility and the 1998 Unsecured Facility. The Company is frequently examining potential property acquisitions and, at any one given time, one or more of such acquisitions may be under consideration. Accordingly, the ability to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short term borrowings (including draws on the Company's credit facilities) and the issuance of debt securities or additional equity securities. In addition, the Company anticipates utilizing the Prudential facility and the 1998 Unsecured Facility primarily to fund property acquisition activities.

The Company does not intend to reserve funds to retire the existing TIAA mortgage, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its various other property mortgages, and borrowings under the revolving credit facilities or other long-term mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distribution discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $115.9 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

Funds from Operations

The Company considers funds from operations ("FFO"), after adjustment for straight-lining of rents, one measure of REIT performance. Funds from operations is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles
("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary and significant non-recurring items, and sales of property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents.

NAREIT's definition of funds from operations indicates that the calculation should be made before any extraordinary item (determined in accordance with GAAP), and before any deduction of significant non-recurring events that materially distort the comparative measurement of the Company's performance.

Funds from operations for the three and six month periods ended June 30, 1998 and 1997, as calculated in accordance with the NAREIT's definition published in March 1995, are summarized in the following table (in thousands):


                                                                           Three Months                       Six Months
                                                                           Ended June 30,                   Ended June 30,
                                                                        1998            1997               1998          1997
                                                                     ---------      ----------          ---------    ---------
Income before minority interest and extraordinary item                $38,170         $20,037            $ 72,020      $38,132
Add: Real estate-related depreciation and
    amortization (1)                                                   19,211           8,786              35,330       16,265
Deduct: Rental income adjustment for
    straight-lining of rents (1)                                       (3,142)         (2,337)             (6,345)      (3,944)
                                                                     ---------      ----------          ---------    ---------
Funds from operations, after adjustment
    for straight-lining of rents                                      $54,239         $26,486            $101,005      $50,453
Less: Distributions to preferred unitholders                            3,985            --                 7,896         --
                                                                     ---------      ----------          ---------    ---------
Funds from operations, after adjustment for
    straight-lining of rents, after distributions
    to preferred unitholders                                          $50,254         $26,486            $ 93,109      $50,453
                                                                     ---------      ----------          ---------    ---------
                                                                     ---------      ----------          ---------    ---------
Basic weighted average shares/units outstanding (2)                    64,145          40,579              61,055       40,334
                                                                     ---------      ----------          ---------    ---------
Diluted weighted average shares/units outstanding (2)                  71,444          41,013              68,425       40,817
                                                                     ---------      ----------          ---------    ---------

(1) Includes FFO adjustments in 1998 related to the Company's investments in partially-owned entitites.
(2) See calculation for the amounts presented in the reconciliation below.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above.


                                                                             Three Months                       Six Months
                                                                            Ended June 30,                     Ended June 30,
                                                                         1998            1997               1998            1997
                                                                       -------         -------            -------         -------

Basic weighted average shares:                                          57,019          36,489             54,207          36,475
Add: Weighted average common units                                       7,126           4,090              6,848           3,859
                                                                       -------         -------            -------         -------
Basic weighted average shares/units:                                    64,145          40,579             61,055          40,334
Add: Weighted average preferred units
    (after conversion to common units)                                   6,818            --                6,754            --
Stock options                                                              444             434                529             483
Stock warrants                                                              37            --                   87            --
                                                                       -------         -------            -------         -------
Diluted weighted average share/units:                                   71,444          41,013             68,425          40,817
                                                                       -------         -------            -------         -------
                                                                       -------         -------            -------         -------

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

                          MACK-CALI REALTY CORPORATION

                           Part II -- Other Information

Item 1.  Legal Proceedings

         Reference is made to "Other Contingencies" in Note 11 (Commitments and Contingencies) to the Consolidated Financial Statements, which is specifically incorporated by reference herein.

Item 2.  Changes in Securities and Use of Proceeds

     (c) Reference is made to the sixth, seventh and eighth paragraphs under "Common Units" and "Contingent Common and Preferred Units" in Note 9 (Minority Interest) to the Consolidated Financial Statements, which are specifically incorporated by reference herein.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 21, 1998, the Company held its Annual Meeting of Stockholders to elect four directors to the Board of Directors of the Company, among other things. At the Annual Meeting, the shareholders re-elected the following Class I directors to serve until the Annual Meeting of Stockholders to be held in 2001: Brendan T. Byrne (Number of shares for: 42,988,183, Number of shares against: 6,416,881), Martin D.
         Gruss (Number of shares for: 43,011,747, Number of shares against: 6,393,317), Jeffrey B. Lane (Number of shares for: 43,004,942, Number of shares against: 6,400,122) and Vincent Tese (Number of shares for: 43,001,727, Number of shares against: 6,403,337).
         The remaining members of the 13 member Board of Directors and their respective terms of offices are as follows:
         Class II directors, William L. Mack, Earle I. Mack, Paul A.
         Nussbaum and Alan G. Philibosian, whose terms expire at the Annual Meeting of Stockholders to be held in 1999 and Class III directors, John J. Cali, Thomas A. Rizk, Mitchell E. Hersh, Irvin D. Reid and Robert F. Weinberg, whose terms expire at the Annual Meeting of Stockholders to be held in 2000. At the Annual Meeting, the shareholders also voted upon and approved the following proposals: (i) the ratification of the appointment of Price Waterhouse LLP (currently known as PricewaterhouseCoopers LLP), independent accountants, as the Company's independent accountants for the ensuing year (Number of shares for: 49,306,961, Number of shares against: 50,817, Number of shares abstained: 47,207, Number of shares of broker non-votes: 79) and
         (ii) the adoption of an amendment to the Company's Amended and Restated Articles of Incorporation to decrease the number of affirmative votes necessary to effect an admendment thereto from two-thirds to a majority of the shares outstanding (Number of shares for: 41,489,309, Number of shares against: 1,239,783, Number of shares abstained: 213,667, Number of shares of broker non-votes 6,462,305).

                          MACK-CALI REALTY CORPORATION

Item 5.  Other Information

         A recent change in the proxy rules of the Securities and Exchange Commission limits the circumstances under which the proxy voting card distributed by registered companies to their shareholders may permit those companies to cast the votes represented by the proxy voting cards in their sole discretion. As applied to the Company, the most important limitation is as follows: For proposals made by a shareholder at the 1999 annual meeting that were not properly submitted by the shareholder for inclusion in the Company's own proxy materials, the Company may vote proxies in its discretion about those proposals only if it has not received notice from the shareholder by February 14, 1999 at the latest that the shareholder intends to make those proposals at the meeting.

                          MACK-CALI REALTY CORPORATION

                                Item 6 - Exhibits

(a)  The following exhibits are filed herewith:

Exhibit No.           Exhibit Title
-----------           -------------

  10.168     Real Estate Purchase and Sale Agreement between
             JAD Properties LLC. as Seller, and Mack-Cali
             Realty, L.P., as Purchaser, dated April 1998.

  10.169 Operating Agreement of American Financial Exchange L.L.C. between M-C Harsimus Partners L.P and Columbia Development Company, L.L.C., dated as of May 20, 1998.

  10.170 First Amendment to Contribution and Exchange Agreement among Pacifica Holding Company LLC and Apollo Real Estate Investment Fund II, L.P., as Contributors, Mack-Cali Realty, L.P. and Mack-Cali Realty Corporation dated June 8, 1998.

  10.171 Agreement of Sale between Lancer Associates, L.L.C. and Mack-Cali Realty, L.P. dated January 1998.

(b) On June 12, 1998, the Company filed a Current Report on Form 8-K which reported certain acquisitions and filed special purpose financial statements and unaudited pro forma financial information. A Current Report on Form
8-K/A, amending the June 12, 1998 8-K, was filed with the SEC on August 5, 1998.

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



                                            Mack-Cali Realty Corporation
                                            (Registrant)


Date: August 14, 1998                       /s/ Thomas A. Rizk
                                            -----------------------------
                                            Thomas A. Rizk
                                            Chief Executive Officer



Date: August 14, 1998                       /s/ Barry Lefkowitz
                                            -----------------------------
                                            Barry Lefkowitz
                                            Executive Vice President &
                                              Chief Financial Officer