Form 10-Q
period 1998-09-30
MACK CALI REALTY CORP
filed 1998-11-16
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X|           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

| |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________
Commission file number   1-13274

                          Mack-Cali Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                           22-3305147
-------------------------------                         ----------------------
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

As of November 3, 1998, there were 57,180,697 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                    Form 10-Q

                                      INDEX

Part I  Financial Information                                            Page
                                                                         ----
        Item 1.  Financial Statements:

                 Consolidated Balance Sheets as of September 30, 1998
                     and December 31, 1997 ...........................   4

                 Consolidated Statements of Operations for the three
                     and nine month periods ended September 30, 1998
                     and 1997 ........................................   5

                 Consolidated Statement of Changes in Stockholders'
                     Equity for the nine months ended September 30,
                     1998 ................ ...........................   6

                 Consolidated Statements of Cash Flows for the nine
                     months ended September 30, 1998 and 1997 ........   7

                 Notes to Consolidated Financial Statements ..........   8 - 25

        Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .............   26 - 32

        Item 3.  Quantitative and Qualitative Disclosures about Market
                     Risk ............................................   32

Part II Other Information and Signatures

        Item 1.  Legal Proceedings ...................................   33

        Item 2.  Changes in Securities and Use of Proceeds............   33

        Item 3.  Defaults Upon Senior Securities......................   33

        Item 4.  Submission of Matters to a Vote of Security Holders..   33

        Item 5.  Other Information....................................   34

        Item 6.  Exhibits         ....................................   35

                 Signatures       ....................................   36

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

      The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
================================================================================

                                                                September 30,  December 31,
ASSETS                                                              1998           1997
------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                $   505,278    $   374,242
    Buildings and improvements                                    2,854,710      2,206,462
    Tenant improvements                                              62,609         44,596
    Furniture, fixtures and equipment                                 5,113          4,316
------------------------------------------------------------------------------------------
                                                                  3,427,710      2,629,616
Less - accumulated depreciation and amortization                   (156,867)      (103,133)
------------------------------------------------------------------------------------------
    Total rental property                                         3,270,843      2,526,483
Cash and cash equivalents                                             6,854          2,704
Investments in partially-owned entities                              62,079             --
Unbilled rents receivable                                            37,041         27,438
Deferred charges and other assets, net                               36,085         18,989
Restricted cash                                                       5,677          6,844
Accounts receivable, net of allowance for doubtful accounts
    of $1,012 and $327                                                6,320          3,736
Mortgage note receivable                                                 --          7,250
------------------------------------------------------------------------------------------
Total assets                                                    $ 3,424,899    $ 2,593,444
==========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------
Mortgages and loans payable                                     $ 1,406,039    $   972,650
Dividends and distributions payable                                  40,059         28,089
Accounts payable and accrued expenses                                35,323         31,136
Rents received in advance and security deposits                      29,100         21,395
Accrued interest payable                                              2,327          3,489
------------------------------------------------------------------------------------------
    Total liabilities                                             1,512,848      1,056,759
------------------------------------------------------------------------------------------
Minority interest of unitholders in Operating Partnership           487,640        379,245
------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued                --             --
Common stock, $0.01 par value, 190,000,000 shares authorized,
    57,281,697 and 49,856,289 shares outstanding                        573            499
Additional paid-in capital                                        1,514,963      1,244,883
Dividends in excess of net earnings                                 (91,125)       (87,942)
------------------------------------------------------------------------------------------
    Total stockholders' equity                                    1,424,411      1,157,440
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $ 3,424,899    $ 2,593,444
==========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
================================================================================

                                                              Three Months Ended September 30,     Nine Months Ended September 30,
REVENUES                                                           1998             1997              1998              1997
----------------------------------------------------------------------------------------------------------------------------------
Base rents                                                      $  112,976       $   52,148        $  311,753        $  145,328
Escalations and recoveries from tenants                             14,182            8,185            36,897            22,464
Parking and other                                                    3,008            1,648             7,921             5,245
Interest income                                                        728              628             2,187             2,268
----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                 130,894           62,609           358,758           175,305
----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
----------------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                   13,488            6,584            35,415            18,513
Utilities                                                           11,300            5,061            28,717            13,001
Operating services                                                  15,807            7,283            44,128            21,056
General and administrative                                           6,118            3,675            18,708            10,601
Depreciation and amortization                                       21,213            9,339            56,537            25,631
Interest expense                                                    23,881           10,694            64,146            28,398
----------------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                  91,807           42,636           247,651           117,200
----------------------------------------------------------------------------------------------------------------------------------
Income before minority interest
    and extraordinary item                                          39,087           19,973           111,107            58,105
Minority interest                                                    8,375            2,015            23,464             5,663
----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                    30,712           17,958            87,643            52,442
Extraordinary item - loss on early retirement of debt
    (net of minority interest's share of $297 in 1998 and
     $402 in 1997)                                                      --            3,583             2,373             3,583
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $   30,712       $   14,375        $   85,270        $   48,859
==================================================================================================================================
Net income per share - Basic:
Income before extraordinary item                                $     0.53       $     0.49        $     1.58        $     1.44
Extraordinary item - loss on early
    retirement of debt                                                  --            (0.10)            (0.04)            (0.10)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $     0.53       $     0.39        $     1.54        $     1.34
==================================================================================================================================
Net income per share - Diluted:
Income before extraordinary item                                $     0.53       $     0.49        $     1.57        $     1.42
Extraordinary item - loss on early
    retirement of debt                                                  --            (0.10)            (0.04)            (0.10)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $     0.53       $     0.39        $     1.53        $     1.32
==================================================================================================================================
Dividends declared per common share                             $     0.55       $     0.50        $     1.55        $     1.40
----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - basic                         57,720           36,457            55,391            36,469
----------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding - diluted                       65,884           41,421            63,093            41,152
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands)
================================================================================

                                                                                                 Retained
                                                                                                 Earnings
                                                                              Additional      (Dividends in         Total
                                                           Common Stock         Paid-In          Excess of       Stockholders'
                                                        Shares    Par Value     Capital        Net Earnings)        Equity
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                              49,856      $ 499     $ 1,244,883        $(87,942)       $ 1,157,440
   Net income                                               --         --              --          85,270             85,270
   Dividends                                                --         --              --         (88,453)           (88,453)
   Net proceeds from common stock offerings              7,835         78         284,375              --            284,453
   Conversion of common units to shares of
     common stock                                           22         --             848              --                848
   Proceeds from stock options exercised                   263          3           5,375              --              5,378
   Repurchase of common stock                             (694)        (7)        (20,518)             --            (20,525)
------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                           57,282      $ 573     $ 1,514,963        $(91,125)       $ 1,424,411
==============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
================================================================================

                                                                        Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                        1998               1997
-------------------------------------------------------------------------------------------------------
Net income                                                              $    85,270        $    48,859
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           56,537             25,631
     Amortization of stock compensation                                          --              1,613
     Amortization of deferred financing costs                                 1,122                723
     Minority interest                                                       23,464              5,663
     Extraordinary item - loss on early retirement of debt                    2,373              3,583
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                                   (9,603)            (5,912)
     Increase in deferred charges and other assets, net                     (15,098)           (11,214)
     Increase in accounts receivable, net                                    (2,584)            (3,563)
     Increase in accounts payable and
       accrued expenses                                                       4,187             10,510
     Increase in rents received in advance and
        security deposits                                                     7,705              6,306
     (Decrease) increase in accrued interest payable                         (1,162)               753
-------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                            $   152,211        $    82,952
=======================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------------------
Additions to rental property                                            $  (666,513)       $  (357,043)
Issuance of mortgage note receivable                                        (20,000)           (11,600)
Repayment of mortgage note receivable                                        20,000                 --
Investments in partially-owned entities                                     (53,327)                --
Decrease in restricted cash                                                   1,167              2,763
-------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                $  (718,673)       $  (365,880)
=======================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------------------------------------------------------
Proceeds from mortgages and loans payable                               $ 1,489,746        $   410,080
Repayments of mortgages and loans payable                                (1,077,170)          (270,693)
Debt prepayment premiums and other costs                                         --             (1,812)
Repurchase of common stock                                                  (20,525)            (4,680)
Redemption of common units                                                   (3,163)                --
Payment of financing costs                                                   (8,347)                --
Net proceeds from common stock offerings                                    284,453                 --
Proceeds from stock options exercised                                         5,378              2,713
Payment of dividends and distributions                                      (99,760)           (54,078)
-------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                            $   570,612        $    81,530
=======================================================================================================
Net increase (decrease) in cash and cash equivalents                    $     4,150        $  (201,398)
Cash and cash equivalents, beginning of period                          $     2,704        $   204,807
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $     6,854        $     3,409
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share/unit amounts)
================================================================================

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation (formerly Cali Realty Corporation), a Maryland corporation, and subsidiaries (the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its portfolio of properties. As of September 30, 1998, the Company's portfolio was comprised of 247 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 27.6 million square feet, and are comprised of 235 office and office/flex buildings totaling approximately 27.2 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Properties are located in 12 states, primarily in the Northeast and Southwest, plus the District of Columbia.

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

                  Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                  Leasehold interests                                   34 years
                  --------------------------------------------------------------
                  Buildings and improvements                       5 to 40 years
                  --------------------------------------------------------------
                  Tenant improvements                         The shorter of the
                                                             term of the related
                                                            lease or useful life
                  --------------------------------------------------------------
                  Furniture, fixtures and equipment                5 to 10 years
                  --------------------------------------------------------------

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

Investments in
Partially-Owned
Entities The Company accounts for its investments in partially-owned entities under the equity method of accounting as the Company exercises significant influence. These investments are recorded initially at cost, as Investments in Partially-Owned Entities, and subsequently adjusted for equity in net income
                  (loss) and cash contributions and distributions. Equity in net income (loss) is included in Parking and Other in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 1998 (see Note 4).

Cash and Cash
Equivalents       All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Deferred
Financing Costs   Costs incurred in obtaining financing are capitalized and
                  amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $468 and $171 for the three months ended September 30, 1998 and 1997, respectively, and $1,122 and $723 for the nine months ended September 30, 1998 and 1997, respectively.

Deferred
Leasing Costs     Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive fees as compensation based on a percentage of adjusted rents. Such fees, which are capitalized and amortized, approximated $589 and $335 for the three months ended September 30, 1998 and 1997, respectively, and $1,825 and $875 for the nine months ended September 30, 1998 and 1997, respectively.

Revenue
Recognition       Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking revenue includes income from parking spaces leased to tenants. Rental income on residential property under operating leases having terms generally of one year or less is recognized when earned.

                  Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs (see Note 12).

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

Dividends and
Distributions
Payable The dividends and distributions payable at September 30, 1998 represents dividends payable to shareholders of record on October 5, 1998 (57,281,697 shares), distributions payable to minority interest common unitholders (8,626,266 common units) on that same date and preferred distributions to preferred unitholders (250,256 preferred units) for the third quarter 1998. The third quarter 1998 dividends and common unit distributions of $0.55 per share and per common unit (pro-rated for units issued during the quarter), as well as the third quarter preferred unit distribution of $16.875 per preferred unit (pro-rated for units issued during the quarter), were approved by the Board of Directors on September 17, 1998 and were paid on October 23, 1998.

Extraordinary
Item Extraordinary item represents the effect resulting from the early settlement of certain debt obligations, net of write-offs of related deferred financing costs, prepayment penalties, yield maintenance payments and other related items.

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

3. ACQUISITIONS/TRANSACTIONS

On January 31, 1997, the Company acquired 65 properties ("RM Properties") from Robert Martin Company, LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction (the "RM Transaction") was financed through the assumption of $185,283 of mortgage indebtedness, the payment of approximately $220,000 in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 common units, valued at $43,788. The RM Properties consist primarily of 54 office and office/flex properties, aggregating approximately 3.7 million square feet, and six industrial/warehouse properties, aggregating approximately 387,400 square feet.

In connection with the RM Transaction, the Company was granted a three-year option to acquire two properties (the "Option Properties"), under certain conditions, which were subsequently acquired by the Company in August 1997 and

September 1998. The Option Properties collateralized a mortgage note receivable which carried an original principal balance of $11,600 ("RM Note Receivable"), which was provided by the Company in conjunction with the RM Transaction in 1997. Such mortgage note receivable was subsequently repaid in connection with the Company's acquisitions of the Option Properties.

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

On account of the achievement of certain of the performance goals during the nine months ended September 30, 1998, certain of the Contingent Units were redeemed for a specified amount of common and preferred units (see Note 9).

With the completion of the Mack Transaction on December 11, 1997, the Cali Realty Corporation name was changed to Mack-Cali Realty Corporation, and the name of the Operating Partnership was changed from Cali Realty, L.P. to Mack-Cali Realty, L.P.

In 1997, the Company also acquired 13 additional office and office/flex properties, aggregating approximately 1,495,950 square feet, in nine separate transactions with separate sellers, for an aggregate cost of approximately $204,446. Such acquisitions were funded primarily from drawings on the Company's credit facilities.

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

On March 12, 1998, the Company acquired 1250 Capital of Texas Highway South, a 270,703 square-foot office building located in Austin, Travis County, Texas. The property was acquired for a total cost of approximately $37,266, which was made available from drawing on one of the Company's credit facilities.

On March 27, 1998, the Company acquired four office buildings, a day care center, plus land parcels, and a 50 percent interest in another office building, all of such properties aggregating 859,946 square feet and located in the Prudential Business Campus office complex in Parsippany and Hanover Township, Morris County, New Jersey. The properties and land parcels were acquired for a total cost of approximately $175,895, which funds were made available from the Company's cash reserves (provided in part from the proceeds received from the sale of 2,705,628 shares of the Company's common stock pursuant to a Stock Purchase Agreement with The Prudential Insurance Company of America, Strategic Value Investors, LLC and Strategic Value Investors International, LLC) (see Note
13) and from drawing on one of the Company's credit facilities.

Also, on March 27, 1998, the Company acquired ten office properties (the "Pacifica I Acquisition"), located in suburban Denver and Colorado Springs, Colorado from Pacifica Holding Company ("Pacifica"), a private real estate owner and operator in Denver, Colorado, for a total cost of approximately $74,966. Such funds were made available from drawing on one of the Company's credit facilities and the issuance of common units (see Note 9). The Pacifica I Acquisition comprises an aggregate of 620,017 square feet of Pacifica's entire
1.2 million square-foot office portfolio, which consists of 18 office buildings and related operations. On June 8, 1998, the Company acquired six of the remaining office buildings and vacant land, located in the Denver Tech Center, as part of the second phase of the Pacifica acquisition (the "Pacifica II Acquisition"). The Pacifica II Acquisition is comprised of an aggregate of approximately 514,427 square feet, as well as 2.5 acres of developable land, and was acquired for a total cost of approximately $80,841, which was made available from drawing on one of the Company's credit facilities and the issuance of common units (see Note 9). The Company currently is a party to a letter of intent to acquire the remaining two office buildings, encompassing 95,360 square feet from Pacifica for an aggregate purchase price of approximately $12,000. William L. Mack, a director and equity holder of the Company, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.

On March 30, 1998, the Company acquired two office buildings, aggregating 303,940 square feet, in the Morris County Financial Center located in Parsippany, Morris County, New Jersey. The properties were acquired for a total cost of approximately $52,763, which was made available from drawing on one of the Company's credit facilities.

On May 13, 1998, the Company acquired 3600 South Yosemite, a 133,743 square-foot office building located in Denver, Denver County, Colorado. The property was acquired for approximately $13,555, which was made available from drawing on one of the Company's credit facilities.

On May 14, 1998, the Company acquired One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. The property and land were acquired for a total cost of approximately $7,000, which was made available from the Company's cash reserves. Subsequently, on August 20, 1998, the Company contributed the property and land to a joint venture with a third party. The purpose of the joint venture is the ownership, management and operation of the building and ownership of the land parcel for future development (see Note 4).

On May 22, 1998, the Company acquired 500 College Road East, a 158,235 square-foot office building, located in Princeton, Mercer County, New Jersey. The property was acquired for approximately $21,334, which was made available from drawing on one of the Company's credit facilities. The property was acquired subject to a ground lease, which is prepaid through 2031, and has two 10-year renewal options, at rent levels as defined in the ground lease agreement.

On June 1, 1998, the Company acquired two office buildings and entered into a contract to acquire a third office building and developable land, all from related sellers, as further described below. The Company acquired on June 1, 1998, 1709 New York Avenue Northwest and 1400 L Street Northwest, two office properties aggregating 325,000 square feet located in Washington, D.C. The properties were acquired for a total cost of approximately $90,375, which was made available from drawing on one of the Company's credit facilities. Subsequently, on July 16, 1998, the Company acquired 4200 Parliament Drive, a 122,000 square-foot office property, plus adjacent developable land, located in Lanham, Prince George's County, Maryland. The property and land were acquired for a total cost of approximately $15,771, which was made available from drawing on one of the Company's credit facilities.

On June 3, 1998, the Company acquired 400 South Colorado Boulevard, a 125,415 square-foot office building, located in Denver, Denver County, Colorado. The property was acquired for approximately $12,082, which was made available from drawing on one of the Company's credit facilities.

On June 8, 1998, the Company completed construction of Two Center Court, a 30,600 square-foot office/flex building, located in the Company's Commercenter Office Park, in Totowa, Passaic County, New Jersey. The property was constructed for a cost of approximately $2,231.

On July 14, 1998, the Company acquired 1510 Lancer Road, an 88,000 square-foot office/flex building, located in Moorestown West Corporate Center in Moorestown, Burlington County, New Jersey, for approximately $3,700, which was made available from drawing on one of the Company's credit facilities. As previously mentioned, the property was acquired through the Company's exercise of a purchase option obtained in the acquisition of the McGarvey Properties from the same seller on January 30, 1998.

On September 10, 1998, the Company acquired 40 Richards Avenue, a 146,000 square-foot office building, located in Norwalk, Fairfield County, Connecticut. The Company acquired the property for a total cost of approximately $19,444, which was funded through the issuance of common units (see Note 9) and from the Company's cash reserves.

On September 15, 1998, the Company acquired Seven Skyline Drive, a 117,000 square-foot office building, located in Hawthorne, Westchester County, New York, through the exercise of a purchase option obtained in the RM Transaction. The acquisition of the Option Property, with a total cost of approximately $13,343, was funded from the Company's cash reserves, net of the repayment by the seller of the remaining balance of the RM Note Receivable (see Note 7).

4. INVESTMENTS IN PARTIALLY-OWNED ENTITIES

On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Prudential Business Campus office complex in Parsippany, Morris County, New Jersey, as previously mentioned (see Note 3).

On April 23, 1998, the Company entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. The venture was formed for the purpose of investing in, holding, rehabilitating, developing, managing, maintaining, and operating real estate investments, primarily in California. The venture's efforts have focused on two development projects, commonly referred to as Continental Grand and Summit Ridge. Continental Grand is a 4.2 acre site located in El Segundo, Los Angeles County, California, where the venture owns and has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, which the venture plans to acquire and build a 132,000 square-foot office/flex property. The Company is required to make capital contributions to the venture totaling up to $19,200, pursuant to the partnership agreement. Through September 30, 1998, the Company has invested approximately $12,814 in the venture. Amongst other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement.

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

On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Corp. to form American Financial Exchange L.L.C. The venture was formed to initially acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside property. The Company has invested approximately $10,443 in the joint venture through September 30, 1998 and holds a 50 percent interest. Amongst other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture has acquired land on which it has constructed a parking facility, which is currently leased to a parking operator under a 10-year lease. Such parking facility serves the recently-commenced ferry service between the Harborside property and Manhattan.

On July 21, 1998, the Company entered into a second joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Lava Ridge Partners, L.P. The venture was formed for the purpose of investing in, holding rehabilitating, developing, managing, maintaining, and operating real estate investments. The venture has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a 12.1 acre site located in Roseville, Placer County, California. The Company is required to make capital contributions to the venture totaling up to $5,600, pursuant to the partnership agreement. Through September 30, 1998, the Company has invested approximately $2,727 in the venture. Amongst other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement.

On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York, as previously mentioned (see Note 3). The Company has invested approximately $3,749 in the joint venture through September 30, 1998, and holds a 50 percent interest.

On September 18, 1998, the Company entered into a joint venture agreement with The Prudential Insurance Company of America to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building, located in Houston, Harris County, Texas, and a second office property which is currently under contract. The Company has invested approximately $2,110 in the joint venture through September 30, 1998, and holds a 20 percent interest.

The following is a combined summary of the financial position of the partially-owned entities in which the Company has investment interests as of September 30, 1998:

                                             September 30,
                                                 1998
--------------------------------------------------------------------------------
Assets:
  Rental property, net                         $82,845
  Other assets                                  14,136
--------------------------------------------------------------------------------
  Total assets                                 $96,981
================================================================================
  Liabilities and partners' equity:
       Mortgage payable                        $39,566
       Other liabilities                         2,303
       Partners' equity                         55,112
--------------------------------------------------------------------------------
  Total liabilities and partners' equity       $96,981
================================================================================

The following is a combined summary of the results of operations of the partially-owned entities in which the Company has investment interests (from the date of the Company's initial investment through the end of the period for existing joint ventures) for the three and nine month periods ended September 30, 1998:

                                         Three Months Ended    Nine Months Ended
                                         September 30, 1998   September 30, 1998
--------------------------------------------------------------------------------
Rental and other revenues                      $ 2,912              $ 4,718
Operating and other expenses                    (1,112)              (1,769)
Interest expense                                  (787)              (1,293)
Depreciation and amortization                     (591)              (1,070)
--------------------------------------------------------------------------------
Net income                                     $   422              $   586
================================================================================
Company's share of net income                  $   323              $   419
--------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS

                                                   September 30,    December 31,
                                                       1998            1997
--------------------------------------------------------------------------------
Deferred leasing costs                               $ 30,331        $ 20,297
Deferred financing costs                                8,203           3,640
--------------------------------------------------------------------------------
                                                       38,534          23,937
Accumulated amortization                              (12,061)         (9,535)
--------------------------------------------------------------------------------
Deferred charges, net                                  26,473          14,402
Prepaid expenses and other assets                       9,612           4,587
--------------------------------------------------------------------------------
Total deferred charges and other assets, net         $ 36,085        $ 18,989
================================================================================

6. RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                   September 30,   December 31,
                                                       1998            1997
--------------------------------------------------------------------------------
Escrow and other reserve funds                       $    319        $  1,278
Security deposits                                       5,358           5,566
--------------------------------------------------------------------------------
Total restricted cash                                $  5,677        $  6,844
================================================================================

7. MORTGAGE NOTE RECEIVABLE

In connection with the RM Transaction on January 31, 1997, the Company provided a $11,600 non-recourse mortgage loan (the "RM Note Receivable") to entities controlled by the RM principals, which bore interest at an annual rate of 450 basis points over one-month LIBOR (5.38 percent at September 30, 1998). The RM Note Receivable, which was secured by the Option Properties and guaranteed by certain of the RM principals, was scheduled to mature on February 1, 2000. In conjunction with the acquisition of one of the Option Properties on August 15, 1997, the sellers of the property, certain RM principals, prepaid $4,350 of the RM Note Receivable. The RM Note Receivable was subsequently prepaid in full in connection with the acquisition of the second Option Property on September 15, 1998 (see Note 3). The Company received a prepayment fee of $152 with the retirement of the RM Note Receivable.

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

8. MORTGAGES AND LOANS PAYABLE

                                                   September 30,    December 31,
                                                       1998            1997
--------------------------------------------------------------------------------
Prudential Mortgages                               $  210,744        $262,205
TIAA Mortgage                                         185,283         185,283
Harborside Mortgages                                  150,000         150,000
Mitsubishi Mortgages                                   72,204          72,204
CIGNA Mortgages                                        47,359          86,650
Other Mortgages                                        78,815          88,474
Revolving Credit Facilities                           655,588         122,100
Contingent Obligation                                   6,046           5,734
--------------------------------------------------------------------------------
Total mortgages and loans payable                  $1,406,039        $972,650
================================================================================

PRUDENTIAL MORTGAGES

The Company has mortgage debt from The Prudential Insurance Company of America and its subsidiaries (the "Prudential Mortgages") aggregating $210,744 and $262,205 as of September 30, 1998 and December 31, 1997, respectively, comprised of the following:

The Company has certain non-recourse mortgage debt, aggregating $60,744 in principal as of September 30, 1998, with The Prudential Insurance Company of America ("Prudential"), substantially all of which was assumed in the Mack Transaction. Such mortgages, which are secured by three properties, bear interest at a weighted average fixed rate of 8.31 percent, all of which require monthly payments of interest. Certain of the mortgages require monthly payments of principal, in addition to interest, on various term amortization schedules. The mortgages mature between October 2003 and July 2004.

On December 10, 1997, the Company obtained a $200,000 term loan (the "Prudential Term Loan") from Prudential Securities Corp. ("PSC"). The proceeds of the loan were used to fund a portion of the cash consideration in completion of the Mack Transaction. The loan had a one-year term and interest payments were required monthly at an interest rate of 110 basis points over one-month LIBOR. The loan was a recourse loan secured by 11 properties owned by the Company and located in New Jersey. The Prudential Term Loan was retired in April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan, as described below. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Prudential Term Loan, an extraordinary loss of $46, net of minority interest's share of the loss ($6), was recorded for the nine months ended September 30, 1998.

On April 30, 1998, the Company obtained a $150,000, interest-only, non-recourse mortgage loan from Prudential ("$150,000 Prudential Mortgage Loan"). The loan, which is secured by 12 of the Company's properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Company, at its option, may convert the mortgage loan to unsecured debt upon achievement by the Company of a credit rating of Baa3/BBB- or better. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance. The proceeds of the new loan were used, along with funds drawn from one of the Company's credit facilities, to retire the Prudential Term Loan, as well as approximately $48,224 of the Other Mortgages, as hereinafter defined.

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

HARBORSIDE MORTGAGES

In connection with the acquisition of Harborside Financial Center ("Harborside"), on November 4, 1996, the Company assumed existing mortgage debt and was provided seller-financed mortgage debt aggregating $150,000. The existing non-recourse mortgage financing, with a principal balance of $102,601 and $104,768 as of September 30, 1998 and December 31, 1997, respectively, bears interest at a fixed rate of 7.32 percent and matures on January 1, 2006. The seller-provided mortgage financing, with a principal balance of $47,399 and $45,232 as of September 30, 1998 and December 31, 1997, respectively, matures on January 1, 2006 and initially bears interest at an annual rate of 6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the three-year treasury obligation at that time, with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity. The Company has entered into an interest rate hedging agreement on the seller-provided financing for years four through six (see"Interest Rate Contracts").

MITSUBISHI MORTGAGES

In connection with the Mack Transaction, the Company assumed non-recourse, variable-rate mortgage debt (the "Mitsubishi Mortgages") aggregating $72,204 in principal as of September 30, 1998 and December 31, 1997 with Mitsubishi Trust and Banking Corporation. Such mortgages, which are secured by two of the Mack Properties, bear interest at a variable rate of 65 basis points over LIBOR and mature between January 2008 and January 2009.

CIGNA MORTGAGES

In connection with the Mack Transaction, the Company assumed non-recourse mortgage debt (the "CIGNA Mortgages") aggregating $47,359 and $86,650 in principal as of September 30, 1998 and December 31, 1997, respectively, with Connecticut General Life Insurance Company (CIGNA). Such mortgages, which are secured by five of the Mack Properties, bear interest at a weighted average annual fixed rate of 7.85 percent and require monthly payments of interest and principal on various term amortization schedules. The various mortgages mature between December 1998 and October 2003. In April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan, as described above, the Company retired one of the CIGNA Mortgages with a principal balance of $27,835.

OTHER MORTGAGES

The Company has mortgage debt ("Other Mortgages") aggregating $78,815 and $88,474 in principal as of September 30, 1998 and December 31, 1997, respectively, with eight different lenders, all of which were assumed in the Mack Transaction as well as the 1998 acquisitions of the McGarvey Properties and 500 West Putnam, and are secured by 14 individual properties. As of September 30, 1998, the Other Mortgages bear interest at a weighted average annual fixed effective rate of 6.92 percent, and require monthly payments of principal and interest on various term amortization schedules. The Other Mortgages mature between February 1999 and October 2010. Variable rate debt included in Other Mortgages, aggregating $20,338, which bore interest at 115 basis points over LIBOR, was retired in April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan, as described above. On account of prepayment fees, legal fees and other costs incurred in the retirement of certain of the Other Mortgages in April 1998, an extraordinary loss of $124, net of minority interest's share of the loss ($16), was recorded for the nine months ended September 30, 1998.

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

      The Company had outstanding borrowings of $122,100 at December 31, 1997, under the Original Unsecured Facility. The Original Unsecured Facility was repaid in full and retired in connection with the Company obtaining the 1998 Unsecured Facility in April 1998, as described below. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Original Unsecured Facility, an extraordinary loss of $2,203, net of minority interest's share of the loss ($275), was recorded for the nine months ended September 30, 1998.

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

      Prudential Facility

      The Company has a revolving credit facility (the "Prudential Facility") from PSC in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of March 31, 1999. In July 1998, the Prudential Facility's maturity date was extended to September 30, 1999. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership. The Company had no outstanding borrowings at September 30, 1998 and December 31, 1997 under the Prudential Facility.

CONTINGENT OBLIGATION

As part of the Harborside acquisition, the Company agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. The Company is currently in the pre-development phase of a long-range plan to develop the Harborside site on a multi-property, multi-use basis.

For the nine months ended September 30, 1998, interest was imputed on the Contingent Obligation, thereby increasing the balance of the Contingent Obligation from $5,734 as of December 31, 1997 to $6,046 as of September 30, 1998.

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

On October 1, 1998, the Company entered into a forward treasury rate lock agreement with a commercial bank. This agreement locked a forward yield of 4.089 perecent for the 3-Year U.S. Treasury Note effective November 4, 1999, with a notional amount of $50,000. This agreement will be used to fix the Index Rate on $50,000 of the Harborside mortgages, for which the company's borrowing rate re-sets for three years beginning November 4, 1999 to the 3-year U.S. Treasury Note plus 110 basis points (see "Harborside Mortgages").

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Company does not anticipate non-performance by either of the counter parties.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED

Cash paid for interest for the nine months ended September 30, 1998 and 1997 was $67,550 and $26,922, respectively. Interest capitalized by the Company for the nine months ended September 30, 1998 and 1997 was $1,996 and none, respectively.

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

During the nine months ended September 30, 1998, the Company issued 19,694 additional Preferred Units (11,895 of Series A and 7,799 of Series B), valued at approximately $20,200, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent Preferred Units. Such Preferred Units carry the identical terms as those issued in the Mack Transaction. As of September 30, 1998, there are no contingent Preferred Units outstanding, as all contingent Preferred Units were redeemed for ordinary Preferred Units.

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

During the nine months ended September 30, 1998, the Operating Partnership redeemed a total of 82,880 common units in exchange for an aggregate of $3,163 in cash. Additionally, the Operating Partnership redeemed an aggregate of 22,300 common units for an equivalent number of shares of common stock in the Company.

As described in Note 3, the Company issued an aggregate of 3,408,532 common units in 1997 in connection with the completion of the RM Transaction, the Mack Transaction and a 1997 single-property acquisition.

On March 26, 1998, in connection with the Pacifica I Acquisition, the Company issued 100,175 common units, valued at approximately $3,779.

On April 30, 1998, in connection with the acquisition of a 49.9 percent interest in the Convention Plaza joint venture (see Note 4), the Company issued 218,105 common units, valued at approximately $8,334.

On June 8, 1998, in connection with the Pacifica II Acquisition, the Company issued 585,263 common units, valued at approximately $20,753.

On July 20, 1998, in connection with the expansion of one of the Mack Properties, the Company issued 52,245 common units, valued at approximately $1,632.

On September 10, 1998, in connection with the acquisition of 40 Richards Avenue, the Company issued 414,114 common units, valued at approximately $12,615.

During the nine months ended September 30, 1998, the Company also issued 1,264,067 common units, valued at approximately $45,203, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units. There were 742,365 contingent common units outstanding as of September 30, 1998.

Contingent Common & Preferred Units

In conjunction with the completion of the Mack Transaction (see Note 3), 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A Preferred Units, and Series B Preferred Units, respectively. Redemption of such Contingent Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity. When Contingent Units are redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the units issued. On account of certain of the performance goals having been achieved during the nine months ended September 30, 1998, the Company redeemed 1,264,067 contingent common units and 19,694 contingent Preferred Units and issued an equivalent number of common and Preferred Units, as indicated above. There were no contingent Preferred Units outstanding and 742,365 contingent common units outstanding as of September 30 1998.

Unit Warrants

As described in Note 3, in connection with the funding of the Mack Transaction, the Company granted warrants to purchase 2,000,000 common units. The Unit Warrants are exercisable at any time after one year from the date of their issuance and prior to the fifth anniversary date thereof at an exercise price of $37.80 per common unit.

Minority Ownership

As of September 30, 1998 and December 31, 1997, the minority interest common unitholders owned 13.1 percent (21.7 percent, including the effect of the conversion of Preferred Units into common units) and 10.9 percent (20.4 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

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

Ground Lease Agreements

Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Company is the lessee, as of September 30, 1998, are as follows:

Period                                                                   Amount
--------------------------------------------------------------------------------
October 1, 1998 to December 31, 1998                                    $    92
1999                                                                        377
2000                                                                        379
2001                                                                        381
2002                                                                        382
Thereafter                                                               21,874
--------------------------------------------------------------------------------
Total                                                                   $23,485
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

On February 25, 1998, the Company completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92,194 (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities and fund the acquisition of Mountainview (see Note 3).

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

On August 6, 1998, the Board of Directors of the Company authorized a share repurchase program ("Repurchase Program") under which the Company was permitted to purchase up to $100,000 of the Company's common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. For the period ended September 30, 1998, the Company purchased, for constructive retirement 694,700 shares of its common stock for an aggregate cost of approximately $20,525. Concurrent with these purchases, the Company sold to the Operating Partnership 694,700 common units for approximately $20,525. Subsequently, through November 3, 1998, the Company purchased, for constructive retirement, an additional 103,000 shares of its outstanding common stock for an aggregate cost of approximately $2,873. Concurrent with these purchases, the Company sold to the Operating Partnership 103,000 common units for approximately $2,873.

The Company and the Operating Partnership filed a registration statement for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares. On September 25, 1998, the registration statement was declared effective by the SEC.

Stock Option Plans

In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996 and 1997 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 1998, and December 31, 1997, the stock options outstanding had a weighted average remaining contractual life of approximately 8.7 and 9.0 years, respectively.

As a result of certain provisions contained in certain of the Corporation's executive officers' employment agreements, on December 11, 1997, the Mack Transaction triggered the accelerated vesting of unvested stock options held by such officers on that date.

Information regarding the Company's stock option plans is summarized below:

                                                                        Weighted
                                                      Shares            Average
                                                       Under            Exercise
                                                      Options            Price
--------------------------------------------------------------------------------
Outstanding at January 1, 1995                         625,000         $   17.23
     Granted                                           230,200             17.69
     Exercised                                              --                --
     Lapsed or canceled                                  3,588             17.25
--------------------------------------------------------------------------------
Outstanding at December 31, 1995                       851,612             17.36
     Granted                                           809,700             23.97
     Exercised                                         126,041             17.25
     Lapsed or canceled                                  7,164             19.52
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                     1,528,107             20.86
     Granted                                         2,126,538             37.35
     Exercised                                         337,282             21.33
     Lapsed or canceled                                 30,073             22.62
--------------------------------------------------------------------------------
Outstanding at December 31, 1997                     3,287,290             31.47
     Granted                                         1,048,620             35.90
     Exercised                                         262,930             20.47
     Lapsed or canceled                                119,314             36.76
--------------------------------------------------------------------------------
Outstanding at September 30, 1998                    3,953,666         $   33.21
================================================================================
Options exercisable at December 31, 1997             1,004,618         $   25.22
Options exercisable at September 30, 1998            1,179,407         $   26.34
--------------------------------------------------------------------------------
Available for grant at December 31, 1997             1,629,575
Available for grant at September 30, 1998              700,269
--------------------------------------------------------------------------------

Stock Warrants

On January 31, 1997, in conjunction with the completion of the RM Transaction, the Company granted a total of 400,000 warrants to purchase an equal number of shares of common stock ("Stock Warrants") at $33 per share (the market price at date of grant) to Timothy Jones, Brad Berger and certain other Company employees formerly with RM. Such warrants vest equally over a three-year period and have a term of ten years. The unvested warrants held by Timothy Jones and Brad Berger became immediately exercisable on December 11, 1997 as a result of provisions contained in their employment agreements, which were triggered by the Mack-Transaction.

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

The following information presents the Company's results for the three and nine month periods ended September 30, 1998 and 1997 in accordance with FASB No. 128.

                                                            Three Months
                                                         Ended September 30,
                                                   1998                       1997
                                                   ----                       ----
                                         Basic EPS   Diluted EPS     Basic EPS   Diluted EPS
--------------------------------------------------------------------------------------------
Net income                              $   30,712    $   30,712    $   14,375    $   14,375
 Add: Net income attributable
      to potentially dilutive
      securities                                --         4,181            --         1,613
--------------------------------------------------------------------------------------------
 Adjusted net income                    $   30,712    $   34,893    $   14,375    $   15,988
============================================================================================
Weighted average shares                     57,720        65,884        36,457        41,421
--------------------------------------------------------------------------------------------
Per Share                               $     0.53    $     0.53    $     0.39    $     0.39
============================================================================================

                                                             Nine Months
                                                         Ended September 30,
                                                  1998                        1997
                                                  ----                        ----
                                         Basic EPS   Diluted EPS     Basic EPS   Diluted EPS
--------------------------------------------------------------------------------------------
Net income                              $   85,270    $   85,270    $   48,859    $   48,859
 Add: Net income attributable
      to potentially dilutive
      securities                                --        11,077            --         5,261
--------------------------------------------------------------------------------------------
 Adjusted net income                    $   85,270    $   96,347    $   48,859    $   54,120
============================================================================================
Weighted average shares                     55,391        63,093        36,469        41,152
--------------------------------------------------------------------------------------------
Per Share                               $     1.54    $     1.53    $     1.34    $     1.32
============================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation.

                                                Three Months                Nine Months
                                             Ended September 30,         Ended September 30,
                                             1998          1997          1998          1997
--------------------------------------------------------------------------------------------
Basic EPS Shares:                           57,720        36,457        55,391        36,469
   Add:  Operating Partnership units         7,857         4,090         7,189         3,937
         Stock options                         307           636           455           534
         Restricted Stock Awards                --           199            --           199
         Stock Warrants                         --            39            58            13
--------------------------------------------------------------------------------------------
Diluted EPS Shares:                         65,884        41,421        63,093        41,152
============================================================================================

Pursuant to the Repurchase Program, from August 7, 1998 through November 3, 1998, the Company purchased for constructive retirement, 797,700 shares of its outstanding common stock for approximately $23,398.

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

15. PRO FORMA FINANCIAL INFORMATION (unaudited)

The following pro forma financial information for the nine month periods ended September 30, 1998 and 1997 are presented as if the RM Transaction, the Mack Transaction and all other acquisitions and common stock offerings completed in 1997, and all acquisitions and common stock offerings completed during the nine month period ended September 30, 1998 had all occurred on January 1, 1997. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor do they represent the results of operations of future periods.

                                                                Nine Months
                                                            Ended September 30,
                                                            1998          1997
--------------------------------------------------------------------------------
Total revenues                                            $386,748      $374,244
Operating and other expenses                               115,946       113,003
General and administrative                                  20,037        19,552
Depreciation and amortization                               61,029        57,085
Interest expense                                            78,092        81,839
--------------------------------------------------------------------------------
Income before minority interest
    and extraordinary item                                 111,644       102,765
Minority interest                                           24,238        22,078
--------------------------------------------------------------------------------
Income before extraordinary item                          $ 87,406      $ 80,687
================================================================================
Basic earnings per common share                           $   1.51      $   1.40
Diluted earnings per common share                         $   1.50      $   1.39
--------------------------------------------------------------------------------
Basic weighted average shares outstanding                   57,814        57,503
Diluted weighted average shares outstanding                 66,363        65,466
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

The following comparisons for the three and nine month periods ended September 30, 1998 ("1998"), as compared to the three and nine month periods ended September 30, 1997 ("1997") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at June 30, 1997 (for the three-month period comparisons), and which represents all properties owned by the Company at December 31, 1996 (for the nine-month period comparisons), (ii) the effect of the acquisition of the RM Properties on January 31, 1997, (iii) the effect of the acquisition of the Mack Properties on December 11, 1997, and (iv) the effect of the "Acquired Properties," which represents all properties acquired by the Company from July 1, 1997 through September 30, 1998, excluding Mack Properties (for the three-month period comparisons), and which represents all properties acquired by the Company from January 1, 1997 through September 30, 1998, excluding RM Properties and Mack Properties (for the nine-month period comparisons).

         Three Months Ended September 30, 1998 Compared to Three Months
                            Ended September 30, 1997

Total revenues increased by $68.3 million, or 109.1 percent, for the three months ended September 30, 1998 over the same period in 1997. Base rents increased by $60.8 million, or 116.6 percent, of which an increase of $37.1 million, or 71.0 percent, was due to the Mack Properties, an increase of $23.5 million, or 45.1 percent, was attributable to the Acquired Properties, and an increase of $0.2 million, or 0.5 percent, due to occupancy and rental rate changes at the Same-Store Properties. Escalations and recoveries increased by $6.0 million, or 73.3 percent, of which an increase of $3.7 million, or 45.3 percent, was due to the Mack Properties, and an increase of $2.8 million, or
34.7 percent, was attributable to the Acquired Properties, offset by a decrease of $0.5 million, or 6.7 percent, at the Same-Store Properties. Parking and other income increased by $1.4 million, or 82.5 percent, of which $0.5 million, or
29.0 percent, was due to the Same-Store Properties, $0.5 million, or 28.3 percent, was attributable to the Mack Properties, $0.3 million, or 19.7 percent, from equity interests in joint ventures and $0.1 million, or 5.5 percent, was attributable to the Acquired Properties. Interest income increased by $0.1 million, or 15.9 percent, due primarily to interest received in connection with the Company's $20.0 million mortgage note receivable in 1998.

Total expenses for the three months ended September 30, 1998 increased by $49.2 million, or 115.3 percent, as compared to the same period in 1997. Real estate taxes increased by $6.9 million, or 104.9 percent, for 1998 over 1997, of which an increase of $3.6 million, or 55.5 percent, was due to the Mack Properties, an increase of $2.9 million, or 43.6 percent, was attributable to the Acquired Properties, and an increase of $0.4 million, or 5.8 percent, attributable to the Same-Store Properties. Additionally, operating services increased by $8.5 million, or 117.0 percent, and utilities increased by $6.3 million, or 123.3 percent, for 1998 over 1997. The aggregate increase in operating services and utilities of $14.8 million, or 119.6 percent, consists of an increase of $10.0 million, or 80.8 percent, due to the Mack Properties, and an increase of $5.8 million, or 47.0 percent, attributable to the Acquired Properties, offset by a decrease of $1.0 million, or 8.2 percent, attributable to the Same-Store Properties. General and administrative expense increased by $2.4 million, or
66.5 percent, of which $1.8 million, or 48.6 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion, and $0.6 million, or 17.9 percent, due to additional costs related to the Mack Properties. Depreciation and amortization increased by $11.9 million, or 127.1 percent, for 1998 over 1997, of which $5.9 million, or 62.9 percent, was due to the Mack Properties, an increase of $5.4 million, or 57.7 percent, relates to depreciation on the Acquired Properties, and an increase of $0.6 million, or 6.5 percent, due to the Same-Store Properties. Interest expense increased by $13.2 million, or 123.3 percent, for 1998 over 1997, of which $6.7 million, or 62.8 percent, was due to assumed mortgages from the Mack Properties, an increase of $6.2 million, or 57.5 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR and $0.3 million, or 3.0 percent, was attributable to assumed mortgages on Acquired Properties.

Income before minority interest and extraordinary item increased to $39.1 million in 1998 from $20.0 million in 1997. The increase of $19.1 million was due to the factors discussed above.

Net income increased by $16.3 million for 1998, from $14.4 million in 1997 to $30.7 million in 1998. This increase was a result of an increase in income before minority interest and extraordinary item of $19.1 million, and an extraordinary item of $3.6 million (net of minority interest), related to early retirement of debt in 1997, offset by an increase of $6.4 million in minority interest, primarily attributable to distributions on Preferred Units in 1998 of $4.2 million.

       Nine Months Ended September 30, 1998 Compared to Nine Months Ended
                               September 30, 1997

Total revenues increased by $183.5 million, or 104.6 percent, for the nine months ended September 30, 1998 over the same period in 1997. Base rents increased by $166.4 million, or 114.5 percent, of which an increase of $109.1 million, or 75.1 percent, was due to the Mack Properties, an increase of $51.5 million, or 35.4 percent, was attributable to the Acquired Properties, an increase of $5.7 million, or 3.9 percent, due to the RM Properties, and an increase of $0.1 million, or 0.1 percent, due to occupancy and rental rate changes at the Same-Store Properties. Escalations and recoveries increased by $14.5 million, or 64.2 percent, of which an increase of $8.4 million, or 37.3 percent, was due to the Mack Properties, an increase of $6.2 million, or 27.5 percent, was attributable to the Acquired Properties, and an increase of $0.3 million, or 1.2 percent, due to the RM Properties, offset by a decrease of $0.4 million, or 1.8 percent, due to occupancy changes at the Same-Store Properties. Parking and other income increased by $2.7 million, or 51.0 percent, of which $1.4 million, or 26.5 percent, was due to the Mack Properties, $0.6 million, or
10.5 percent, was attributable to the Acquired Properties, $0.4 million, or 8.0 percent, from equity interests in joint ventures, an increase of $0.2 million, or 3.3 percent, due to the RM Properties, and an increase of $0.1 million, or
2.7 percent, due to the Same-Store Properties. Interest income decreased by $0.1 million, or 3.6 percent, due primarily to the use of funds held in 1997 to fund the RM Transaction, partially offset by interest received in connection with the Company's $20.0 million mortgage note receivable in 1998.

Total expenses for the nine months ended September 30, 1998 increased by $130.5 million, or 111.3 percent, as compared to the same period in 1997. Real estate taxes increased by $16.9 million, or 91.3 percent, for 1998 over 1997, of which an increase of $9.4 million, or 51.1 percent, was due to the Mack Properties, an increase of $5.8 million, or 31.2 percent, was attributable to the Acquired Properties, an increase of $0.9 million, or 4.9 percent, due to the RM Properties, and an increase of $0.8 million, or 4.1 percent, attributable to the Same-Store Properties. Additionally, operating services increased by $23.1 million, or 109.6 percent, and utilities increased by $15.7 million, or 120.9 percent, for 1998 over 1997. The aggregate increase in operating services and utilities of $38.8 million, or 113.9 percent, consists of an increase of $27.2 million, or 79.9 percent, due to the Mack Properties, an increase of $12.3 million, or 36.0 percent, due to the Acquired Properties, and $0.3 million, or
0.8 percent, attributable to the RM Properties, offset by a decrease of $1.0 million, or 2.8 percent, attributable to the Same-Store Properties. General and administrative expense increased by $8.1 million, or 76.5 percent, of which $5.9 million, or 56.3 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion, $2.1 million, or 19.7 percent, due to additional costs related to the Mack Properties, and $0.1 million, or 0.5 percent, attributable to additional costs related to the RM Properties. Depreciation and amortization increased by $30.9 million, or 120.6 percent, for 1998 over 1997, an increase of $17.2 million, or 67.1 percent, due to the Mack Properties, $10.8 million, or 42.3 percent, due to the Acquired Properties, an increase of $1.6 million, or 6.2 percent, attributable to the RM Properties, and an increase of $1.3 million, or 5.0 percent, due to the Same-Store Properties. Interest expense increased by $35.8 million, or 125.9 percent, for 1998 over 1997, of which $18.1 million, or 63.6 percent, was due to assumed mortgages from the Mack Properties, an increase of $15.7 million, or 55.4 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR, $1.1 million, or 3.9 percent, was attributable to the TIAA Mortgage, and $0.9 million, or 3.0 percent, due to assumed mortgages on Acquired Properties,

Income before minority interest and extraordinary item increased to $111.1 million in 1998 from $58.1 million in 1997. The increase of $53.0 million was due to the factors discussed above.

Net income increased by $36.4 million for 1998, from $48.9 million in 1997 to $85.3 million in 1998. This increase was a result of an increase in income before minority interest and extraordinary item of $53.0 million and an extraordinary item of $3.6 million (net of minority interest), related to early retirement of debt in 1997, offset by an increase of $17.8 million in minority interest, primarily attributable to distributions on Preferred Units in 1998 of $12.1 million, and an extraordinary item of $2.4 million (net of minority interest), related to early retirement of debt in 1998.

Liquidity and Capital Resources

Statement of Cash Flows

During the nine months ended September 30, 1998, the Company generated $152.2 million in cash flows from operating activities, and together with $1.5 billion in borrowings from the Company's credit facilities and additional mortgage debt, $284.5 million in net proceeds from the Company's common stock offerings, $20.0 million received from a repayment of a mortgage note receivable, $5.4 million in proceeds from stock options exercised, and $1.2 million in restricted cash, used an aggregate of approximately $2.0 billion to acquire 54 properties and pay for other tenant improvements and building improvements totaling $666.5 million, repay outstanding borrowings on its credit facilities and other mortgage debt of $1.1 billion, pay quarterly dividends and distributions of $99.8 million, invest $53.3 million in partially-owned entities, repurchase 694,700 shares of common stock for $20.5 million, provide $20.0 million for a mortgage note receivable, pay financing costs of $8.3 million, and redeem 20,000 common units for $3.2 million.

Capitalization

On February 25, 1998, the Company completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92.2 million (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities and fund the acquisition of Mountainview.

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

On April 30, 1998, in connection with the acquisition of a 49.9 percent interest in the Convention Plaza joint venture, the Company issued 218,105 common units, valued at approximately $8.3 million.

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

On July 20, 1998, in connection with the expansion of one of the Mack Properties, the Company issued 52,245 common units, valued at approimately $1.6 million.

On September 10, 1998, in connection with the acquisition of 40 Richards Avenue, the Company issued 414,114 common units, valued at approximately $12.6 million.

During the nine months ended September 30, 1998, the Company also issued 1,264,067 common units and 19,694 preferred units, valued at approximately $65.4 million, in connection with the achievement of certain performance goals at the Mack Properties, in redemption of an equivalent number of Contingent Units being redeemed.

On August 6, 1998, the Board of Directors of the Company authorized a share repurchase program ("Repurchase Program") under which the Company was permitted to purchase up to $100.0 million of the Company's common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through October 29, 1998, the Company purchased, for constructive retirement, 797,700 shares of its outstanding common stock for an aggregate cost of approximately $23.4 million. Concurrent with this purchase, the Company sold to the Operating Partnership 797,700 common units for approximately $23.4 million.

On April 17, 1998, the Company repaid in full and terminated its $400 million unsecured revolving credit facility and obtained a new unsecured revolving credit facility (the "1998 Unsecured Facility") in the amount of $870.0 million from a group of 25 lender banks, led by The Chase Manhattan Bank and Fleet National Bank. In July 1998, the 1998 Unsecured Facility was expanded to $900.0 million with the addition of two new lender banks into the facility, bringing the total number of participants to 27 banking institutions. The 1998 Unsecured Facility has a three-year term and currently bears interest at 110 basis points over LIBOR, a reduction of 15 basis points from the retired Original Unsecured Facility. Based upon the Company's achievement of an investment grade unsecured debt rating, the interest rate will be reduced, on a sliding scale, and a competitive bid option will become available.

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

The new unsecured facility, together with the Company's previously-existing $100.0 million revolving credit facility with Prudential Securities Corp., provides the Company with total borrowing capacity of $1.0 billion.

On April 30, the Company obtained a $150.0 million, interest-only, non-recourse mortgage loan from The Prudential Insurance Company of America ("$150.0 Million Prudential Mortgage Loan"). The loan, which is secured by 12 of the Company's properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Company, at its option, may convert the mortgage loan to unsecured debt upon achievement by the Company of a credit rating of Baa3/BBB-or better. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance. The proceeds of the new loan were used, along with funds drawn from one of the Company's credit facilities, to retire a $200.0 million term loan with Prudential, as well as approximately $48.2 million of the Other Mortgages.

As of September 30, 1998, the Company has 169 unencumbered properties, totaling
17.0 million square feet, representing 61.4 percent of the Company's total portfolio on a square footage basis.

The Company and the Operating Partnership filed a registration statement for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares. On September 25, 1998, the registration statement was declared effective by the SEC.

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

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $125.8 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

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

Funds from operations for the three and nine month periods ended September 30, 1998 and 1997, as calculated in accordance with NAREIT's definition as published in March 1995, are summarized in the following table (in thousands):

                                                                    Three Months                 Nine Months
                                                                 Ended September 30,         Ended September 30,
                                                                 1998          1997          1998          1997
------------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item        $  39,087     $  19,973     $ 111,107     $  58,105
Add: Real estate-related depreciation and
      amortization (1)                                           21,520         9,327        56,850        25,592
Deduct: Rental income adjustment for
      straight-lining of rents (1)                               (3,355)       (1,969)       (9,700)       (5,913)
------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment
      for straight-lining of rents                            $  57,252     $  27,331     $ 158,257     $  77,784
Deduct: Distributions to preferred unitholders                   (4,194)           --       (12,090)           --
------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for
      straight-lining of rents, after distributions
      to preferred unitholders                                $  53,058     $  27,331     $ 146,167     $  77,784
==================================================================================================================
Cash flows provided by operating activities                                               $ 152,211     $  82,952
Cash flows used in investing activities                                                   $(718,673)    $(365,880)
Cash flows provided by financing activities                                               $ 570,612     $  81,530
------------------------------------------------------------------------------------------------------------------
Basic weighted average shares/units outstanding (2)              65,577        40,547        62,580        40,406
------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares/units outstanding (2)            73,044        41,222        69,983        40,953
------------------------------------------------------------------------------------------------------------------

(1) Includes FFO adjustments in 1998 related to the Company's investments in partially-owned entitites.
(2)   See calculations for the amounts presented in the reconciliation below.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:

                                                       Three Months             Nine Months
                                                    Ended September 30,     Ended September 30,
                                                     1998        1997        1998        1997
----------------------------------------------------------------------------------------------
Basic weighted average shares:                      57,720      36,457      55,391      36,469
Add: Weighted average common units                   7,857       4,090       7,189       3,937
----------------------------------------------------------------------------------------------
Basic weighted average shares/units:                65,577      40,547      62,580      40,406
Add: Weighted average preferred units                7,160          --       6,890          --
    (after conversion to common units)

Stock options                                          307         636         455         534
Stock warrants                                          --          39          58          13
----------------------------------------------------------------------------------------------
Diluted weighted average share/units:               73,044      41,222      69,983      40,953
==============================================================================================

Inflation

The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

Year 2000

General

The Year 2000 issue is the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has developed a three-phase Year 2000 project (the "Project") to determine its Year 2000 systems compliance. Phase I is to identify those systems with which the Company has exposure to Year 2000 issues. Phase II is the development and implementation of action plans to be Year 2000 compliant in all areas by early 1999. Phase III, to be completed by mid-1999 is the final testing of each major area of exposure to assure compliance. The Company has identified three major areas determined to be critical for successful Year 2000 compliance: (i) the Company's central accounting and operating computer system at its Cranford, New Jersey headquarters and local networks and related systems in its regional offices in Dallas, Texas and Elmsford, New York, (ii) inquiries of its tenants and key vendors as to their Year 2000 compliance and (iii) assessment of its individual buildings as to the Year 2000 compliance of their operating systems. The Company believes that progress in all such areas is proceeding on schedule and that there will be no material adverse effect on the Company as a result of the Year 2000 issue. There can, however, be no assurance that this will be the case. Set forth below is a more detailed analysis of the Project and its impact on the Company.

Central Accounting and Operating Systems

The Company has completed a review of key computer hardware and software and other equipment, and believes it has upgraded or replaced all identified hardware and equipment in its corporate and regional offices that it believes may be affected by problems associated with Year 2000. The Company's software supplier of its accounting system is currently completing its Year 2000 upgrade and is scheduled to supply the Company with Year 2000 compliant software by March 31, 1999 at no cost to the Company. The Company is reasonably confident that such software will be delivered as indicated. The Company anticipates testing to be completed by June 1999. The Company also expects that all identified secondary software systems will be compliant by June 1999.

Tenant Compliance

The Company sent questionnaires to each of its then existing tenants in August 1998 to assess their Year 2000 compliance status in order to determine whether the orderly payment of monthly rent to the Company will be adversely affected. The responses to these questionnaires are in the process of being received, reviewed and evaluated. The Company is, therefore, not yet in a position to evaluate the full impact of tenant non-compliance on the timely payment of monthly rent and other tenant obligations.

Property Compliance

The Company's property managers have completed a building by building survey of all of the Company's properties to determine whether building support systems such as heat, power, light, security, garages and elevators will be affected by the advent of the Year 2000. Most of such systems either are already Year 2000 compliant or contain no computerized parts. The Company is relying on assurances requested from utility providers of their Year 2000 compliance and their continued ability to provide uninterrupted service to the Company's buildings. The Company anticipates approximately $1.0 million in costs will be incurred to upgrade and/or replace identified building support systems.

Worst Case Exposure

We are aware that it is generally believed that the Year 2000 problem, if uncorrected, may result in a worldwide economic crisis. We are unable to determine whether such predictions are true or false. However, if such predictions prove true, we assume that all companies (including ours) will experience the effects in one way or another.

The most reasonably likely worst case scenario the Company anticipates in connection with the Year 2000 issue relates to the failure of the upgrade to the Company's accounting system to effectively become Year 2000 compliant. The Company believes that such an event is unlikely, but an occurrence of the foregoing would have a material adverse impact on the Company's operations. The Company cannot currently assess the financial impact of such a worst case scenario.

Contingency Plans

As part of the Project, the Company is currently developing contingency plans, which are expected to be completed during 1999.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and tenants, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the company's disclosures in the following section.

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

Item 2. Changes in Securities and Use of Proceeds

      (c) Reference is made to the eighth, ninth and tenth paragraphs under "Common Units" and "Contingent Common and Preferred Units" in Note 9 (Minority Interest) to the Consolidated Financial Statements, which are specifically incorporated by reference herein.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

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

                          MACK-CALI REALTY CORPORATION

                                Item 6 - Exhibits

(a)   None

(b) The Company filed a Current Report on Form 8-K/A dated June 12, 1998 during the quarter ended September 30, 1998. Item 5 was reported.

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


                                            Mack-Cali Realty Corporation
                                            ----------------------------
                                            (Registrant)


Date: November 16, 1998                     /s/ Thomas A. Rizk
                                            ----------------------------
                                            Thomas A. Rizk
                                            Chief Executive Officer


                                            /s/ Barry Lefkowitz
                                            ----------------------------
Date: November 16, 1998                     Barry Lefkowitz
                                            Executive Vice President &
                                              Chief Financial Officer