Form 10-K405
period 1998-12-31
MACK CALI REALTY CORP
filed 1999-03-04
CIK 924901

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13274

                          MACK-CALI REALTY CORPORATION

             (Exact Name of Registrant as specified in its charter)

                 MARYLAND                                    22-3305147
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                     Identification No.)

  11 COMMERCE DRIVE, CRANFORD, NEW JERSEY                    07016-3599
 (Address of principal executive offices)                    (Zip code)

                                 (908) 272-8000

              (Registrant's telephone number, including area code)

                           --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

         (Title of Each Class)             (Name of Each Exchange on Which Registered)
     COMMON STOCK, $0.01 PAR VALUE                   NEW YORK STOCK EXCHANGE
                                                        PACIFIC EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    As of March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,665,740,874. The aggregate market value was computed with references to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

    As of March 1, 1999, 58,287,261 shares of common stock, $0.01 par value, of the Company ("Common Stock") were outstanding.

    LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 54.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual meeting of shareholders to be held on May 19, 1999 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                           PAGE
                                                                           NO.
                                                                           ----
PART I

        Item 1   Business................................................   3
        Item 2   Properties..............................................  17
        Item 3   Legal Proceedings.......................................  43
        Item 4   Submission of Matters to a Vote of Security Holders.....  43

PART II

        Item 5   Market for Registrant's Common Stock and Related
                   Stockholder Matters...................................  44
        Item 6   Selected Financial Data.................................  46
        Item 7   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................  47
        Item 7a  Quantitative and Qualitative Disclosures About Market
                   Risk..................................................  53
        Item 8   Financial Statements and Supplementary Data.............  54
        Item 9   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................  54

PART III

        Item 10  Directors and Executive Officers of the Registrant......  54
        Item 11  Executive Compensation..................................  54
        Item 12  Security Ownership of Certain Beneficial Owners and
                   Management............................................  54
        Item 13  Certain Relationships and Related Transactions..........  54

PART IV

        Item 14  Exhibits, Financial Statements, Schedules and Reports on
                   Form 8-K..............................................  54

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Mack-Cali Realty Corporation (together with its subsidiaries, the "Company") is a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") that owns and operates a portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast, as well as commercial real estate leasing, management, acquisition, development and construction businesses. As of December 31, 1998, the Company's portfolio consisted of 249 properties, aggregating approximately 27.8 million square feet, plus developable land. Included in the Company's portfolio are 244 wholly-owned properties aggregating approximately 26.8 million square feet (collectively, the "Properties"). The Properties are comprised of 153 office properties aggregating approximately 22.5 million square feet (the "Office Properties"), 79 office/flex properties aggregating approximately 3.9 million square feet (the "Office/Flex Properties"), six industrial/warehouse properties aggregating approximately 387,400 square feet (the "Industrial/Warehouse Properties"), two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own four office properties and one office/flex property, aggregating approximately 1.0 million square feet. See "Investments in Unconsolidated Joint Ventures." Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 1998, the Office Properties, Office/Flex Properties and Industrial/Warehouse Properties were approximately 96.6 percent leased to over 2,400 tenants. The Company's portfolio is located in 12 states, primarily in the Northeast, plus the District of Columbia.

    The Company's strategy has been to focus its acquisition, operation and development of office properties in markets and sub-markets where it is, or can become, a significant and preferred owner and operator. The Company believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Company believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. The Company will continue this strategy by expanding, through acquisitions or development in markets and sub-markets where it has, or can achieve, similar status. Consistent with its growth strategy, during 1998, the Company acquired or placed in service 56 office and office/flex properties aggregating approximately 4.9 million square feet, for an aggregate cost of approximately $686.6 million (the "Property Acquisitions"). In addition, the Company acquired ownership interests in unconsolidated joint ventures which own five office and office/flex properties, totaling approximately 1.0 million square feet, for a net investment of approximately $66.5 million. Management believes that the recent trend towards rising rental and occupancy rates in the Company's sub-markets continues to present significant opportunities for internal growth. The Company also may develop properties in such sub-markets, particularly with a view towards the development of the Company's vacant holdings, which principally are located adjacent to the Company's existing properties. Management believes that its extensive market knowledge provides the Company with a significant competitive advantage which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See "Business Strategies".

    The principals of Cali Associates, the entity to whose business the Company succeeded in 1994, have been involved in the development, leasing, management, operation and disposition of commercial and residential properties in Northern and Central New Jersey for over 50 years and have been primarily focusing on office building development for the past 20 years. In January 1997, the Company acquired 65 Class A properties located in Westchester County, New York and Fairfield County, Connecticut, aggregating approximately 4.1 million square feet from the Robert Martin Company, LLC and affiliates for a total cost of approximately $450.0 million (the "RM Transaction"). In December 1997, the Company acquired 54 Class A office properties, primarily in New Jersey and Texas, aggregating approximately 9.2 million square feet, from The Mack Company and Patriot American Office Group for a total cost of approximately $1.1 billion (the "Mack Transaction"). Upon the completion of the Mack Transaction, the Company changed its name from Cali Realty Corporation to Mack-Cali Realty Corporation.

    The Company's executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 10 years. The Company and its predecessors have extensive development experience, having developed
11.9 million square feet or 44.4 percent of the Company's portfolio.

    As of December 31, 1998, executive officers and directors of the Company owned approximately 10.5 percent of the Company's outstanding shares of Common Stock (including Units redeemable or convertible for shares of Common Stock). As used herein, the term "Units" refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership (the "Operating Partnership"), through which the Company conducts its real estate activities.

    The Company performs substantially all construction, development, leasing, management and tenant improvements on an "in-house" basis and is self-administered and self-managed. The Company was incorporated on May 24, 1994. The Company's executive offices are located at 11 Commerce Drive, Cranford, New Jersey 07016, and its telephone number is (908) 272-8000. The Company has an internet website at "http://www.mack-cali.com".

BUSINESS STRATEGIES

OPERATIONS

    REPUTATION: The Company has established a reputation as a highly-regarded landlord with an emphasis on delivering professional quality tenant services in buildings it owns or manages. The Company believes that its continued success depends in part on enhancing its reputation as an operator of choice, which will facilitate the retention of current tenants and the attraction of new tenants. The Company believes it provides a superior level of service to its tenants, which in turn creates higher than average occupancy rates, as well as lower than average turnover.

    COMMUNICATION WITH TENANTS: The Company's property management department emphasizes frequent communication with tenants to ensure first-class service to the Properties. Property managers generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained. Property management's primary responsibility is ensuring that buildings are operated at peak efficiency in order to meet both the Company's and tenants' needs and expectations. The property managers additionally budget and oversee capital improvements and building system upgrades to enhance the Properties' competitive advantages in their markets.

    Additionally, the Company's leasing department develops and maintains long-term relationships with its diverse tenant base, and coordinates leasing, expansion, relocation and build-to-suit opportunities within its portfolio. This approach allows the Company to offer office space in the appropriate size and location to current or prospective tenants in any of its sub-markets.

GROWTH

    INTERNAL GROWTH: The Company's objectives are to maximize growth in funds from operations and to enhance the value of its portfolio through effective management, acquisition and development strategies. The Company seeks to maximize the value of its existing portfolio through implementing operating strategies to produce increased effective rental and occupancy rates and decreased concession and tenant installation costs. The Company believes that it has a unique opportunity for internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, which include AT&T Corporation, Allstate Insurance Company and International Business Machines Corporation. In addition, the Company's management seeks volume discounts to take advantage of the Company's size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal and construction functions. The Company believes that these combined factors should provide the Company with sustainable internal growth over the next several years.

    EXTERNAL GROWTH: The Company also believes that opportunities exist to increase funds from operations by acquiring or developing properties with attractive returns in sub-markets where, based on its expertise in leasing, managing and operating properties, it is, or can become, a significant and preferred owner and operator. The Company will acquire, invest in or develop additional properties that: (i) provide attractive initial yields with significant potential for growth in cash flow from operations; (ii) are well located, of high quality and competitive in their respective sub-markets; (iii) are located in its existing sub-markets or in sub-markets in which the Company can become a significant and preferred owner or operator; and (iv) have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that will result in increased occupancy and rental revenues.

    DEVELOPMENT: In addition, the Company owns 238 acres of land held for development, on which it can build up to approximately 10 million square feet of office space. The Company may selectively develop buildings where such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies. Such development will primarily occur only when leases have been executed prior to construction, in stable sub-markets where the demand for such space exceeds available supply and where the Company is, or can become, a significant and preferred owner and operator.

FINANCIAL

    The Company currently intends to maintain a ratio of debt to total market capitalization (total debt of the Company as a percentage of the total market value of issued and outstanding shares of Common Stock, including interests redeemable therefor, plus total debt) of approximately 50 percent or less. Although there is no limit in the Company's organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company's ability to incur indebtedness under certain circumstances. As of December 31, 1998, the Company's total debt constituted approximately 38.5 percent of the total market capitalization of the Company. The Company will utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, short-term and long-term borrowings (including draws on the Company's revolving credit facilities), and issuances of debt securities or additional equity securities.

EMPLOYEES

    As of December 31, 1998, the Company had over 450 employees.

COMPETITION

    The leasing of real estate is highly competitive. The Properties compete for tenants with lessors and developers of similar properties located in its respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of the Properties. The Company also experiences competition when attempting to acquire desirable real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

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

    There can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company, or (iii) the Company's assessments reveal all environmental liabilities and that there are no material environmental liabilities of which the Company is aware. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds the Company's budgets for such items, the Company's ability to make expected distributions to stockholders could be adversely affected.

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

RECENT DEVELOPMENTS

    The Company's funds from operations (after adjustment for straight-lining of rents) for the year ended December 31, 1998 was $216.9 million as compared to $111.8 million for the year ended December 31, 1997. As a result of the Company's improved operating performance, the Company announced, in September 1998, a 10 percent increase in its regular quarterly dividend, commencing with the Company's dividend with respect to the third quarter of 1998, from $0.50 per share of Common Stock ($2.00 per share of Common Stock on an annualized basis) to $0.55 per share of Common Stock ($2.20 per share of Common Stock on an annualized basis). The Company declared a cash dividend of $0.55 per share on December 15, 1998 to shareholders of record on January 6, 1999. The dividend was paid on January 26, 1999. The Company has increased its regular quarterly dividend for four consecutive years for an increase of 36.2 percent over the period.

    In 1998, the Company:

    - acquired 52 operating properties aggregating 4.7 million square feet at a total cost of approximately $663.6 million,

    - placed in service four properties aggregating 218,600 square feet at a total cost of approximately $23.0 million,

    - acquired seven redevelopment properties/developable land parcels at a total cost of approximately $41.4 million, and

    - acquired interests in unconsolidated joint ventures with an investment of approximately $66.5 million at December 31, 1998.

    These transactions increased the total square footage of the Company's portfolio by 26.7 percent.

OPERATING PROPERTY ACQUISITIONS

    The Company acquired the following operating properties during the year ended December 31, 1998:

                                                                                                                INVESTMENT BY
                                                                                                                 COMPANY(A)
ACQUISITION                                                                                           SQUARE    -------------
   DATE          PROPERTY/PORTFOLIO NAME                      LOCATION                  # OF BLDGS.    FEET
----------  ---------------------------------  ---------------------------------------  -----------  ---------       (IN
                                                                                                                 THOUSANDS)
OFFICE
2/05/98     500 West Putnam Avenue(b)          Greenwich, Fairfield County, CT                   1     121,250    $  20,125
2/25/98     10 Mountainview Road               Upper Saddle River, Bergen County, NJ             1     192,000       24,754
3/12/98     1250 Capital of Texas Highway
              South                            Austin, Travis County, TX                         1     270,703       37,266
3/27/98     Prudential Business Campus(c)      Parsippany, Morris County, NJ                     5     703,451      130,437
3/27/98     Pacifica Portfolio--Phase I(d)(e)  Denver & Colorado Springs, CO                    10     620,017       74,966
3/30/98     Morris County Financial Center     Parsippany, Morris County, NJ                     2     301,940       52,763
5/13/98     3600 South Yosemite                Denver, Denver County, CO                         1     133,743       13,555
5/22/98     500 College Road East(f)           Princeton, Mercer County, NJ                      1     158,235       21,334
6/01/98     1709 New York Ave./
            1400 L Street N.W.                 Washington, D.C.                                  2     325,000       90,385
6/03/98     400 South Colorado Boulevard       Denver, Denver County, CO                         1     125,415       12,147
6/08/98     Pacifica Portfolio--Phase
              II(d)(e)(g)                      Denver & Colorado Springs, CO                     6     514,427       85,910
7/16/98     4200 Parliament Drive(h)           Lanham, Prince George's County, MD                1     122,000       15,807
9/10/98     40 Richards Avenue(d)              Norwalk, Fairfield County, CT                     1     145,487       19,587
9/15/98     Seven Skyline Drive(i)             Hawthorne, Westchester County, NY                 1     109,000       13,379
                                                                                                --
                                                                                                     ---------  -------------
  TOTAL OFFICE PROPERTY ACQUISITIONS:                                                           34   3,842,668    $ 612,415
                                                                                                --
                                                                                                     ---------  -------------
OFFICE/FLEX
1/30/98     McGarvey Portfolio(j)              Moorestown, Burlington County, NJ                17     748,660    $  47,526
7/14/98     1510 Lancer Road(k)                Moorestown, Burlington County, NJ                 1      88,000        3,700
                                                                                                --
                                                                                                     ---------  -------------
  TOTAL OFFICE/FLEX PROPERTY ACQUISITIONS:                                                      18     836,660    $  51,226
                                                                                                --
                                                                                                     ---------  -------------
TOTAL OPERATING PROPERTY ACQUISITIONS:                                                          52   4,679,328    $ 663,641
                                                                                                --
                                                                                                --
                                                                                                     ---------  -------------
                                                                                                     ---------  -------------

PROPERTIES PLACED IN SERVICE

    The Company placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1998:

                                                                                                        INVESTMENT BY
                                                                                                         COMPANY(A)
DATE PLACED                                                                                             -------------
IN SERVICE         PROPERTY NAME                      LOCATION                # OF BLDGS.  SQUARE FEET
-----------  -------------------------  ------------------------------------  -----------  -----------       (IN
                                                                                                         THOUSANDS)
OFFICE
1/15/98      224 Strawbridge Drive      Moorestown, Burlington County, NJ              1       74,000     $   7,796
8/01/98      228 Strawbridge Drive      Moorestown, Burlington County, NJ              1       74,000         7,986
                                                                                      --
                                                                                           -----------  -------------
  TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                           2      148,000     $  15,782
                                                                                      --
                                                                                           -----------  -------------
OFFICE/FLEX
6/08/98      Two Center Court           Totowa, Passaic County, NJ                     1       30,600     $   2,231
10/23/98     650 West Avenue            Stamford, Fairfield County, CT                 1       40,000         4,952
                                                                                      --
                                                                                           -----------  -------------
  TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                      2       70,600     $   7,183
                                                                                      --
                                                                                           -----------  -------------
TOTAL PROPERTIES PLACED IN SERVICE:                                                    4      218,600     $  22,965
                                                                                      --
                                                                                      --
                                                                                           -----------  -------------
                                                                                           -----------  -------------

------------------------------

SEE FOOTNOTES TO THESE SCHEDULES ON SUBSEQUENT PAGE.

------------------------------
FOOTNOTES TO SCHEDULES ON PREVIOUS PAGE:

(a) Unless otherwise noted, transactions were funded by the Company with funds primarily made available through draws on the Company's credit facilities.

(b) The acquisition was funded with cash as well as the assumption of mortgage debt (estimated fair value of approximately $12,104, with annual effective interest rate of 6.52 percent.)

(c) The acquisition was funded primarily from proceeds received from the sale of 2,705,628 shares of common stock. Also included in the acquisition, but excluded from this schedule, is (i) Nine Campus Drive in which the Company has a 50 percent interest through an unconsolidated joint venture (see "Investments in Unconsolidated Joint Ventures"), and (ii) developable land adjacent to the acquired portfolio (see "Redevelopment Properties/Developable Land Acquisitions.")

(d) The acquisition was funded with cash and the issuance of common units to the seller (see Note 9 to the Financial Statements).

(e) The Company may be required to pay additional consideration due to earn-out provisions in the agreement. The Company is under contract to acquire two remaining office buildings, encompassing 95,360 square feet (for an aggregate price of approximately $12,300).

(f) The property was acquired subject to a ground lease, which is prepaid through 2031, and has two 10-year renewal options, at rent levels as defined in the lease agreement.

(g) Also included in the acquisition, but excluded from this schedule, is developable land adjacent to the acquired portfolio (see "Redevelopment Properties/Developable Land Acquisitions.")

(h) Includes land adjacent to the operating property, which may be sub-divided for future development.

(i) The property was acquired through the exercise of a purchase option obtained in the RM Transaction. The acquisition was funded with cash, net of the repayment by the seller of the remaining balance of the RM Note Receivable (see Note 7 to the Financial Statements).

(j) The acquisition was funded with cash as well as the assumption of mortgage debt (aggregate estimated fair value of approximately $8,354, with weighted average annual effective interest rate of 6.24 percent.) The Company is under contract to acquire an additional four office/flex properties and has a right of first refusal to acquire six additional office/flex properties.

(k) The property was acquired through the exercise of a purchase option obtained in the acquisition of the McGarvey portfolio in January 1998.

------------------------------

REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND ACQUISITIONS

    On January 23, 1998, the Company acquired 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1.3 million, funded from the Company's cash reserves. In October 1998, the Company completed and placed in service a 40,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service.")

    On February 2, 1998, the Company acquired 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey. The building was acquired for approximately $5.2 million, which was made available from drawing on one of the Company's credit facilities. The Company is currently redeveloping the property for future lease-up and operation.

    On March 27, 1998, as part of the purchase of the Prudential Business Campus (see "Operating Property Acquisitions"), the Company acquired approximately 95 acres of vacant land adjacent to the operating properties for approximately $27.5 million.

    On June 8, 1998, as part of the Pacifica portfolio-phase II acquisition (see "Operating Property Acquisitions"), the Company acquired vacant land adjacent to the operating properties for approximately $2.0 million.

    On September 4, 1998, the Company acquired approximately 128 acres of vacant land located at the Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey, through the exercise of a purchase option obtained in the Company's acquisition of the Horizon Center Business Park in November 1995. The land was acquired for approximately $1.7 million, which was funded from the Company's cash reserves.

    On November 10, 1998, the Company acquired approximately 10.1 acres of land located at Three Vaughn Drive, Princeton, Mercer County, New Jersey. The Company acquired the land for approximately $2.1 million, which was funded from the Company's cash reserves.

    On December 3, 1998, the Company acquired approximately 2.7 acres of land located at 12 Skyline Drive, Hawthorne, Westchester County, New York. The Company acquired the land for approximately $1.5 million, which was funded from the Company's cash reserves.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    The following is a summary of the Company's net investment in unconsolidated joint ventures as of December 31, 1998:

                                                                                                    COMPANY'S NET
                                                                                                      INVESTMENT
                                                                                                    --------------
UNCONSOLIDATED JOINT VENTURE                                                                        (IN THOUSANDS)
--------------------------------------------------------------------------------------------------
Pru-Beta 3........................................................................................    $   17,980
HPMC..............................................................................................        17,578
G&G Martco........................................................................................        10,964
American Financial Exchange L.L.C.................................................................        10,983
Ramland Realty Associates L.L.C...................................................................         4,851
Ashford Loop Associates L.P.......................................................................         4,152
                                                                                                         -------
Total.............................................................................................    $   66,508
                                                                                                         -------
                                                                                                         -------

    PRU-BETA 3 (NINE CAMPUS DRIVE): On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Company performs management and leasing services for the property owned by the joint venture.

    HPMC (CONTINENTAL GRAND II/SUMMIT RIDGE/LAVA RIDGE): On April 23, 1998, the Company entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture named HPMC Lava Ridge Partners, L.P. with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of a 132,000 square-foot office/flex property. HPMC Lava Ridge Partners, L.P. has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a 12.1 acre site located in Roseville, Placer County, California. The Company is required to make capital contributions to the ventures totaling up to $26.6 million, pursuant to the partnership agreements. Among other things, the partnership agreements provide for a preferred return on the Company's invested capital in each venture, in addition to 50 percent of such venture's profit above such preferred returns, as defined in each agreement.

    G&G MARTCO (CONVENTION PLAZA):  On April 30, 1998, the Company acquired a
49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 9 to the Financial Statements), as well as funds drawn from the Company's credit facilities. The Company performs management and leasing services for the property owned by the joint venture.

    AMERICAN FINANCIAL EXCHANGE L.L.C.: On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Corp. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside property. The Company holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture has acquired land on which it has constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Company's Harborside Financial Center and Manhattan.

    RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD): On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/ flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. The office/flex building is being redeveloped for future lease-up and operation. The Company holds a 50 percent interest in the joint venture.

    ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH): On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture.

FINANCING ACTIVITY

    During 1998, the Company issued approximately 8.0 million shares in several offerings and sales of its common stock (at a weighted average price of $37.38 per share) raising aggregate net proceeds of approximately $288.4 million. Concurrent with these offerings and sales, the Company purchased from the Operating Partnership approximately 8.0 million Common Units, as defined below, for approximately $288.4 million. Additionally, during 1998, in conjunction with the funding of several of its property acquisitions as well as redemption of certain of the contingent units issued in the Mack Transaction, the Company issued a total of approximately 3.1 million common operating partnership units ("Common Units") and 19,694 preferred operating partnership units (convertible into 568,369 Common Units), with a total value of approximately $126.3 million at time of issuance.

    In October 1998, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50.0 million. The agreement will be used to fix the Index Rate on $50.0 million of the Harborside mortgages, for which the Company's interest rate re-sets for three years beginning November 4, 1999 to the interpolated three-year U.S. Treasury Note plus 110 basis points (see Note 8 to the Financial Statements--"Harborside Mortgages").

    In August 1998, the Board of Directors of the Company authorized a share repurchase program under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding Common Stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately-negotiated transactions. Subsequently, the Company purchased in the open market, for constructive retirement, 854,700 shares of its outstanding Common Stock for an aggregate cost of approximately $25.1 million. Concurrent with these purchases, the Company sold to the Operating Partnership 854,700 Common Units for approximately $25.1 million.

    On April 30, 1998, the Company retired a $200 million term loan which it obtained from Prudential Securities Credit Corp. on December 10, 1997. Such loan had a one-year term and bore interest at 110 basis points over one-month LIBOR.

    Also on April 30, 1998, the Company obtained a loan in the amount of $150 million from The Prudential Insurance Company of America. Such loan has a seven-year term and bears interest at an effective rate of 7.1 percent.

    On April 17, 1998, the Company repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility (the "1998 Unsecured Facility") in the amount of $870.0 million from a group of 26 lender banks. In July 1998, the 1998 Unsecured Facility was expanded to $900.0 million with the addition of two new lender banks into the facility, bringing the total number of participants to 28. In December 1998, the 1998 Unsecured Facility was further expanded to $1.0 billion. The 1998 Unsecured Facility has a three-year term and bore interest at 110 basis points over LIBOR. In November 1998, with the Company's achievement of investment grade unsecured debt ratings, the interest rate was reduced to 90 basis points over LIBOR.

    The Company has three investment grade credit ratings. Duff & Phelps Credit Rating Co. ("DCR") and Standard & Poors Rating Services ("S&P") have each assigned their BBB rating to prospective senior unsecured debt offerings of the Operating Partnership. DCR and S&P have also assigned their BBB- rating to prospective preferred stock offerings of the Company. Moody's Investors Service has assigned its Baa3 rating to prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Company.

RISK FACTORS

    Our results from operations and ability to pay dividends on our equity and debt service on our indebtedness may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as "we" or "our" in the following risk factors.

WE ARE DEPENDENT UPON THE ECONOMICS OF THE NORTHEASTERN OFFICE MARKETS.

    A majority of our revenues are derived from our properties located in the Northeast, particularly in New Jersey, New York, Pennsylvania and Connecticut. Adverse economic developments in these states could adversely impact the operations of our properties and, therefore, our profitability. Because our portfolio consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio), a decline in the economy and/or a decline in the demand for office space may adversely affect our ability to make distributions or payments to our investors.

OUR PERFORMANCE IS SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY.

    GENERAL: Our ability to make distributions or payments to our investors depends on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditure requirements). Events or conditions that are beyond our control may adversely affect our operations and the value of our properties. Such events or conditions could include:

    - changes in the general economic climate;

    - changes in local conditions such as oversupply of office space or a reduction in demand for office space;

    - decreased attractiveness of our properties to potential tenants;

    - competition from other office and office/flex buildings;

    - our inability to provide adequate maintenance;

    - increased operating costs, including insurance premiums and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;

    - changes in laws and regulations (including tax, environmental and housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance;

    - changes in interest rate levels and the availability of financing;

    - the inability of a significant number of tenants to pay rent;

    - our inability to rent office space on favorable terms; and

    - civil unrest, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

    FINANCIALLY DISTRESSED TENANTS MAY BE UNABLE TO PAY RENT: If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments. If a tenant files for bankruptcy, a potential court judgment rejecting and terminating such tenant's lease could adversely affect our ability to make distributions or payments to our investors.

    ILLIQUIDITY OF REAL ESTATE LIMITS OUR ABILITY TO ACT QUICKLY: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended, and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom we issued limited partnership units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual's tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, subject to certain exceptions. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

    AMERICANS WITH DISABILITIES ACT COMPLIANCE COULD BE COSTLY: Under the Americans with Disabilities Act of 1990, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers from certain disabled persons' entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our ability to make distributions or payments to our investors.

    ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND MAY BE COSTLY: Various federal, state and local laws and regulations subject property owners or operators to liability for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner or operator was responsible for or even knew of the presence of such substances. The presence of or failure to properly remediate hazardous or toxic substances may adversely affect our ability to rent, sell or borrow against contaminated property. Various laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of such substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for such disposal ever owned or operated the disposal facility. Certain other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing materials into the air. As owners and operators of property and as potential arrangers for hazardous substance disposal, we may be liable under such laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of such costs and expenses could adversely affect our ability to make distributions or payments to our investors.

    COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR
PROPERTIES: We plan to acquire additional properties in New Jersey, New York and Pennsylvania and in the Northeast generally. We may be competing for investment opportunities with entities that have greater financial resources and more experienced managers. Several office building developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:

    - reducing the number of suitable investment opportunities offered to us;

    - increasing the bargaining power of property owners;

    - interfering with our ability to attract and retain tenants;

    - increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates; and/or

    - adversely affecting our ability to minimize expenses of operation.

    DEVELOPMENT OF REAL ESTATE COULD BE COSTLY: As part of our operating strategy, we may acquire land for development under certain conditions. Included among the risks of the real estate development business are the following, which may adversely affect our ability to make distributions or payments to our investors:

    - financing for development projects may not be available on favorable terms;

    - long-term financing may not be available upon completion of construction; and

    - failure to complete construction on schedule or within budget may increase debt service expense and construction costs.

DEBT FINANCING COULD ADVERSELY AFFECT OUR ECONOMIC PERFORMANCE.

    SCHEDULED DEBT PAYMENTS AND REFINANCING COULD ADVERSELY AFFECT OUR FINANCIAL
CONDITION: We are subject to the risks normally associated with debt financing. These risks, including the following, may adversely affect our ability to make distributions or payments to our investors:

    - our cash flow may be insufficient to meet required payments of principal and interest;

    - payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses;

    - we may not be able to refinance indebtedness on our properties at maturity; and

    - if refinanced, the terms of refinancing may not be as favorable as the original terms of the related indebtedness.

    As of December 31, 1998, we had outstanding an aggregate of approximately $743.2 million of mortgage indebtedness (in addition to borrowings under our revolving credit facilities). As of December 31, 1998, we had outstanding borrowings of $671.6 million under our revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The outstanding borrowings were comprised of $671.6 million from our unsecured $1.0 billion credit facility, with no outstanding borrowings on our $100.0 million credit facility. We may have to refinance the principal due on our indebtedness at maturity, and we may not be able to refinance any indebtedness we incur in the future.

    If we are unable to refinance our indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our ability to make distributions or payments to our investors include the following:

    - we may need to dispose of one or more of our properties upon disadvantageous terms;

    - prevailing interest rates or other factors at the time of refinancing could increase interest rates and, therefore, our interest expense;

    - if we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases; and

    - foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the real estate investment trust distribution requirements of the Internal Revenue Code.

    RISING INTEREST RATES MAY ADVERSELY AFFECT OUR CASH FLOW: Outstanding borrowings of approximately $671.6 million (as of December 31, 1998) under our revolving credit facilities and approximately $80.2 million (as of December 31, 1998) of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors or cause us to default under certain debt covenants.

    OUR DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR CASH FLOW: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facilities), as well as out of undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing. Our Board of Directors has a general policy of limiting the ratio of our indebtedness to total market capitalization (total debt as a percentage of the total market value of the issued and outstanding shares of our common stock, including interests redeemable therefor, plus total debt) of 50 percent or less, although there is no limit in Mack-Cali Realty, L.P.'s or our organizational documents on the amount of indebtedness that we may incur. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness. The Board of Directors could alter or eliminate its current policy on borrowing at any time at its discretion. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and could cause an increased risk of default on our obligations.

    ANY UNSECURED INDEBTEDNESS THAT WE MAY ISSUE IS EFFECTIVELY SUBORDINATED TO OUR SECURED INDEBTEDNESS AND INDEBTEDNESS OF OUR SUBSIDIARIES: Any unsecured indebtedness that we may issue will be effectively subordinated to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and indebtedness of our subsidiaries. As of December 31, 1998, our total secured indebtedness (including secured indebtedness issued by our subsidiaries) was approximately $743.2 million. Consequently, in the event we are involved in a bankruptcy, liquidation, dissolution, reorganization or similar proceeding, the holders of any secured indebtedness will be entitled to proceed against the collateral that secures any such secured indebtedness, and such collateral will not be available for satisfaction of any amounts owned under our unsecured indebtedness, including the notes. In addition, in the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding of our subsidiaries, holders of indebtedness of our subsidiaries (whether secured or unsecured) and trade creditors of our subsidiaries generally will be entitled to payment of their claims from the assets of those subsidiaries before any assets are made available for distribution to us.

WE ARE DEPENDENT ON OUR KEY PERSONNEL WHOSE CONTINUED SERVICE IS NOT GUARANTEED.

    We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We have entered into an employment agreement (including non-competition provisions) which provides for a continuous five-year employment term with each of Thomas A. Rizk, Mitchell E. Hersh, Brant B. Cali, John R. Cali, Timothy M. Jones, Barry Lefkowitz and Roger W. Thomas. We do not have key man life insurance for our executive officers.

A YEAR 2000 FAILURE COULD DISRUPT OUR OPERATIONS.

    The year 2000 problem is the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party vendors and tenants, we are unable to determine at this time whether the consequences of year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSEQUENCES OF FAILURE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST COULD ADVERSELY AFFECT
OUR FINANCIAL CONDITION.

    FAILURE TO MAINTAIN OWNERSHIP LIMITS COULD CAUSE US TO LOSE OUR QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST: In order for us to maintain our qualification as a real estate investment trust, not more than 50 percent in value of our outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). We have limited ownership of our outstanding shares of our common stock by any single stockholder to 9.8 percent of the outstanding shares of our common stock. Our Board of Directors could waive this restriction if they were satisfied, based upon the advice of tax counsel or otherwise, that such action would be in our best interests and would not affect our qualifications as a real estate investment trust. Common stock acquired or transferred in breach of the limitation may be redeemed by us for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of us. We may elect to redeem such shares of common stock for limited partnership units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes us to be in violation of any ownership limit will be deemed void. Although we currently intend to continue to operate in a manner which will enable us to continue to qualify as a real estate investment trust, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke the election for us to qualify as a real estate investment trust. Under our organizational documents, our Board of Directors can make such revocation without the consent of our stockholders.

    In addition, the consent of the holders of at least 85 percent of Mack-Cali Realty, L.P.'s partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which Mack-Cali Realty, L.P. is not the surviving entity; (ii) to dissolve, liquidate or wind Mack-Cali Realty, L.P. up; or (iii) to convey or otherwise transfer all or substantially all of Mack-Cali Realty, L.P.'s assets. As general partner, we own approximately 77.8 percent of Mack-Cali Realty, L.P.'s outstanding partnership units (assuming conversion of all preferred limited partnership units).

    TAX LIABILITIES AS A CONSEQUENCE OF FAILURE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST: We have elected to be treated and have operated so as to qualify as a real estate investment trust for federal income tax purposes since our taxable year ended December 31, 1994. Although we believe we will continue to operate in such manner, we cannot guarantee that we will do so. Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and quarterly basis) established under highly technical and complex tax provisions of the Internal Revenue Code. Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, we cannot assure you that we will qualify as a real estate investment trust for any taxable year.

    If we fail to qualify as a real estate investment trust in any taxable year, we will be subject to the following:

    - we will not be allowed a deduction for dividends to shareholders;

    - we will be subject to federal income tax at regular corporate rates, including any alternative minimum tax, if applicable; and

    - unless we are entitled to relief under certain statutory provisions, we will not be permitted to qualify as a real estate investment trust for the four taxable years following the year during which we were disqualified.

    A loss of our status as a real estate investment trust could have an adverse effect on us. Failure to qualify as a real estate investment trust also would eliminate the requirement that we pay dividends to our shareholders.

    OTHER TAX LIABILITIES: Even if we qualify as a real estate investment trust, we are subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state taxes. Our net income from third party management and tenant improvements, if any, also may be subject to federal income tax.

    RISK OF CHANGES IN THE TAX LAW APPLICABLE TO REAL ESTATE INVESTMENT
TRUSTS: Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our and Mack-Cali Realty, L.P.'s tax treatment and, therefore, may adversely affect taxation of us, Mack-Cali Realty, L.P., and/or investors.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS.

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

ITEM 2.  PROPERTIES

PROPERTY LIST

    As of December 31, 1998, the Company's Properties consisted of 237 in-service office, office/flex and industrial/warehouse properties, ranging from one to 19 stories, as well as two multi-family residential properties, two stand-alone retail properties, two land leases and one redevelopment office property. The Properties are located primarily in the Northeast. The Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Properties contain a total of approximately 26.8 million square feet, with the individual properties ranging from approximately 6,600 to 761,200 square feet. The Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Company's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
OFFICE PROPERTIES

ATLANTIC COUNTY, NEW JERSEY

EGG HARBOR
100 Decadon Drive......................       1987      40,422        100.0          770        770           0.18           19.05
200 Decadon Drive......................       1991      39,922         99.8          501        477           0.12           12.57

BERGEN COUNTY, NEW JERSEY

FAIR LAWN
17-17 Route 208 North..................       1987     143,000         96.0        3,391      3,327           0.80           24.70

FORT LEE
One Bridge Plaza.......................       1981     200,000         98.2        4,686      4,539           1.11           23.86

LITTLE FERRY
200 Riser Road.........................       1974     286,628        100.0        1,858      1,858           0.44            6.48

MONTVALE
95 Chestnut Ridge Road.................       1975      47,700        100.0          565        565           0.13           11.84
135 Chestnut Ridge Road................       1981      66,150        100.0        1,217      1,217           0.29           18.40

PARAMUS
140 Ridgewood Avenue...................       1981     239,680        100.0        5,141      5,128           1.22           21.45
15 East Midland Avenue.................       1988     259,823        100.0        6,749      6,749           1.60           25.98
461 From Road..........................       1988     253,554         99.8        5,993      5,991           1.42           23.68
650 From Road..........................       1978     348,510         96.7        7,538      7,535           1.79           22.37
61 South Paramus Avenue................       1985     269,191         99.0        5,596      5,556           1.33           21.00

ROCHELLE PARK
120 Passaic Street.....................       1972      52,000        100.0          575        575           0.14           11.06
365 West Passaic Street................       1976     212,578         84.0        3,463      3,428           0.82           19.39

SADDLE RIVER
1 Lake Street..........................       1994     474,801        100.0        7,465      7,465           1.77           15.72

UPPER SADDLE RIVER
10 Mountainview Road(7)................       1986     192,000        100.0        3,053      2,952           0.72           18.72


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

OFFICE PROPERTIES
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive......................       19.05   Computer Sciences Corp. (80%), United States of America--GSA (20%)

200 Decadon Drive......................       11.97   Computer Sciences Corp. (45%), Advanced Casino Corp. (33%), Dimensions

                                                        International Inc. (15%)

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Route 208 North..................       24.24   Lonza, Inc. (63%), Boron-Lepore Assoc., Inc. (16%)

FORT LEE
One Bridge Plaza.......................       23.11   PricewaterhouseCoopers LLP (26%), Broadview Associates (16%), Bozell

                                                        Worldwide, Inc. (16%)

LITTLE FERRY
200 Riser Road.........................        6.48   Ford Motor Company (34%), Dassault Falcon Jet Corp. (33%), Sanyo Fisher

                                                        Service Corp. (33%)

MONTVALE
95 Chestnut Ridge Road.................       11.84   Roussel-UCLAF Holdings Corp. (100%)

135 Chestnut Ridge Road................       18.40   Alliance Funding Company (100%)

PARAMUS
140 Ridgewood Avenue...................       21.40   AT&T Wireless Services (46%), Smith Barney Shearson Inc. (19%)

15 East Midland Avenue.................       25.98   AT&T Wireless Services (98%)

461 From Road..........................       23.68   Toys 'R' Us--NJ Inc. (96%)

650 From Road..........................       22.36   Western Union Financial Services, Inc. (38%)

61 South Paramus Avenue................       20.85   Dun & Bradstreet Software Services, Inc. (11%)

ROCHELLE PARK
120 Passaic Street.....................       11.06   Electronic Data Systems Corp. (100%)

365 West Passaic Street................       19.20   United Retail Incorporated (26%), Catalina Marketing Corp. (10%),

                                                        Financial Telesis Inc. (10%)

SADDLE RIVER
1 Lake Street..........................       15.72   Prentice-Hall Inc. (100%)

UPPER SADDLE RIVER
10 Mountainview Road(7)................       18.10   Thomson Minwax Company (23%), Corning Life Sciences (15%), ITT Fluid

                                                        Technology (14%), Professional Detailing Inc. (14%), Neuromedical

                                                        Systems Inc. (14%), Innapharma Inc. (10%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
WOODCLIFF LAKE
400 Chestnut Ridge Road................       1982      89,200        100.0        2,120      2,120           0.50           23.77
470 Chestnut Ridge Road................       1987      52,500        100.0        1,192      1,192           0.28           22.70
530 Chestnut Ridge Road................       1986      57,204        100.0        1,166      1,166           0.28           20.38
50 Tice Boulevard......................       1984     235,000        100.0        4,372      3,732           1.04           18.60
300 Tice Boulevard.....................       1991     230,000        100.0        5,022      4,951           1.19           21.83

BURLINGTON COUNTY, NEW JERSEY

MOORESTOWN
224 Strawbridge Drive(7)...............       1984      74,000         63.4          800        734           0.19           17.05
228 Strawbridge Drive(7)...............       1984      74,000        100.0          597        459           0.14            8.07

ESSEX COUNTY, NEW JERSEY

MILLBURN
150 J.F. Kennedy Parkway...............       1980     247,476        100.0        6,572      6,565           1.56           26.56

ROSELAND
101 Eisenhower Parkway.................       1980     237,000         95.2        4,084      3,800           0.97           18.10
103 Eisenhower Parkway.................       1985     151,545         94.1        3,195      2,934           0.76           22.40

HUDSON COUNTY, NEW JERSEY

JERSEY CITY
95 Christopher Columbus Drive..........       1989     621,900        100.0       12,717     11,552           3.02           20.45
Harborside Financial Center Plaza I....       1983     400,000         98.8        3,264      3,264           0.77            8.26
Harborside Financial Center Plaza II...       1990     761,200        100.0       17,145     17,047           4.06           22.52
Harborside Financial Center Plaza III..       1990     725,600        100.0       16,341     16,247           3.87           22.52

MERCER COUNTY, NEW JERSEY

PRINCETON
5 Vaughn Drive.........................       1987      98,500         94.9        2,095      2,052           0.50           22.41
400 Alexander Road.....................       1987      70,550        100.0        1,270      1,081           0.30           18.00
103 Carnegie Center....................       1984      96,000        100.0        2,038      1,929           0.48           21.23
100 Overlook Center....................       1988     149,600         99.8        3,862      3,862           0.92           25.87


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

WOODCLIFF LAKE
400 Chestnut Ridge Road................       23.77   Timeplex, Inc. (100%)

470 Chestnut Ridge Road................       22.70   Andermatt LP (100%)

530 Chestnut Ridge Road................       20.38   KPMG Peat Marwick, LLP (100%)

50 Tice Boulevard......................       15.88   Syncsort, Inc. (22%)

300 Tice Boulevard.....................       21.53   Merck-Medco Managed Care LLC (20%), Xerox Corp. (14%), Chase Manhattan

                                                        Mortgage Corp. (12%), Comdisco, Inc. (11%), NYCE, Corp. (11%)

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
224 Strawbridge Drive(7)...............       15.64   Allstate Insurance Co. (49%)

228 Strawbridge Drive(7)...............        6.20   Cendant Mortgage Corporation (100%)

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway...............       26.53   KPMG Peat Marwick, LLP (42%), Budd Larner Gross (23%), Coldwell Banker

                                                        Residential Real Estate (14%)

ROSELAND
101 Eisenhower Parkway.................       16.84   Arthur Andersen, LLP (31%), Brach, Eichler, Rosenberg (13%)

103 Eisenhower Parkway.................       20.57   Ravin, Sarasohn, Cook, Baumgarten (18%), Lum, Danzis, Drasco (16%),

                                                        Chelsea GCA Realty Corp. (15%), Salomon Smith Barney, Inc. (11%)

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive..........       18.58   DLJ Securities Corp. (Pershing) (72%), NTT Data Corp. (22%)

Harborside Financial Center Plaza I....        8.26   Bankers Trust Harborside, Inc. (96%)

Harborside Financial Center Plaza II...       22.39   Dow Jones Telerate Systems, Inc. (44%), Morgan Stanley Dean Witter (30%),

                                                        Lewco Sercurities (11%)

Harborside Financial Center Plaza III..       22.39   AICPA (34%), BTM Information Services, Inc. (19%)

MERCER COUNTY, NEW JERSEY
PRINCETON
5 Vaughn Drive.........................       21.95   U.S. Trust Co. of NJ (19%), Woodrow Wilson National Fellowship Foundation

                                                        (14%), Princeton Venture Research Corp. (14%), Villeroy & Boch Tableware

                                                        Ltd. (11%)

400 Alexander Road.....................       15.32   Berlitz International Inc. (100%)

103 Carnegie Center....................       20.09   Ronin Development Corp. (15%), R.G. Vanderweil Engineers (14%)

100 Overlook Center....................       25.87   Squibb-Novo Inc. (24%), Xerox Corp. (24%), IFP North America Inc. (14%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
MIDDLESEX COUNTY, NEW JERSEY

EAST BRUNSWICK
377 Summerhill Road....................       1977      40,000        100.0          373        373           0.09            9.33

PLAINSBORO
500 College Road East(7)...............       1984     158,235        100.0        2,060      2,060           0.49           21.21

SOUTH BRUNSWICK
3 Independence Way.....................       1983     111,300         87.3        1,913      1,912           0.45           19.69

WOODBRIDGE
581 Main Street........................       1991     200,000         94.0        3,078      3,043           0.73           16.37

MONMOUTH COUNTY, NEW JERSEY

NEPTUNE
3600 Route 66..........................       1989     180,000        100.0        2,411      2,411           0.57           13.39

WALL TOWNSHIP
1305 Campus Parkway....................       1988      23,350         92.3          402        391           0.10           18.65
1350 Campus Parkway....................       1990      79,747         97.5        1,324      1,233           0.31           17.03

MORRIS COUNTY, NEW JERSEY

FLORHAM PARK
325 Columbia Parkway...................       1987     168,144        100.0        3,749      3,279           0.89           22.30

PARSIPPANY
1 Sylvan Way(7)........................       1989     150,557        100.0        2,427      2,381           0.58           21.24
2 Dryden Way(7)........................       1990       6,216        100.0           51         51           0.01           10.69
2 Hilton Court(7)......................       1991     181,592        100.0        4,745      4,745           1.12           34.06
5 Sylvan Way(7)........................       1989     151,383         93.0        2,576      2,576           0.61           24.11
7 Campus Drive(7)......................       1982     154,395        100.0        1,945      1,945           0.46           16.42
7 Sylvan Way(7)........................       1987     145,983        100.0        2,229      2,229           0.53           19.90
8 Campus Drive(7)......................       1987     215,265         92.8        3,495      3,491           0.83           22.81
600 Parsippany Road....................       1978      96,000        100.0        1,592      1,542           0.38           16.58

MORRIS PLAINS
201 Littleton Road.....................       1979      88,369        100.0        1,703      1,702           0.40           19.27
250 Johnson Road.......................       1977      75,000        100.0        1,090      1,090           0.26           14.53

MORRIS TOWNSHIP
340 Mt. Kemble Avenue..................       1985     387,000        100.0        5,530      5,530           1.31           14.29
412 Mt. Kemble Avenue..................       1986     475,100        100.0        6,902      6,902           1.64           14.53


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road....................        9.33   Greater New York Mutual Insurance Company (100%)

PLAINSBORO
500 College Road East(7)...............       21.21   Merrill Lynch Asset Mgmt (72%), Buchanan Ingersoll P.C. (17%)

SOUTH BRUNSWICK
3 Independence Way.....................       19.68   Merrill Lynch Pierce Fenner & Smith (72%)

WOODBRIDGE
581 Main Street........................       16.19   First Investors Management Company, Inc. (38%), Cast North America Ltd.

                                                        (11%)

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66..........................       13.39   The United States Life Insurance Company (100%)

WALL TOWNSHIP
1305 Campus Parkway....................       18.14   Centennial Cellular Corp. (41%), McLaughlin, Bennett, Gelson (35%), NJ

                                                        Natural Energy Co. (10%)

1350 Campus Parkway....................       15.86   Meridan Health Realty Corp. (22%), New Jersey National Bank/Core States

                                                        (17%), Stephen E. Gertler Law Office (17%), Milestone Materials Inc.

                                                        (16%), Hospital Computer Systems Inc. (11%)

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway...................       19.50   Bressler Amery & Ross (24%), Atlantic Health Systems (12%), Dun &

                                                        Bradstreet Inc. (12%), QWest Communications Corp. (11%)

PARSIPPANY
1 Sylvan Way(7)........................       20.84   Cendant Operations Inc. (99%)

2 Dryden Way(7)........................       10.69   Bright Horizons Childrens Center (100%)

2 Hilton Court(7)......................       34.06   Deloitte & Touche USA LLP (66%), Northern Telecom Inc. (16%)

5 Sylvan Way(7)........................       24.11   Integrated Communications (50%), Experian Information Solution (15%)

7 Campus Drive(7)......................       16.42   Nabisco Inc. (100%)

7 Sylvan Way(7)........................       19.90   Nabisco Inc. (100%)

8 Campus Drive(7)......................       22.78   Prudential Insurance Co. (31%), Bay Networks Inc. (27%), MCI

                                                        Telecommunications Corp. (18%), Ayco Company LP (13%)

600 Parsippany Road....................       16.06   Metropolitan Life Insurance Co. (36%), IBM Corporation (30%)

MORRIS PLAINS
201 Littleton Road.....................       19.26   Xerox Corp. (35%), Bozell Worldwide Inc. (34%), Willis Corroon Corp. of

                                                        New Jersey (20%), Chep USA (11%)

250 Johnson Road.......................       14.53   Electronic Data Systems Corp. (100%)

MORRIS TOWNSHIP
340 Mt. Kemble Avenue..................       14.29   AT&T Corp. (100%)

412 Mt. Kemble Avenue..................       14.53   AT&T Corp. (100%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
PASSAIC COUNTY, NEW JERSEY

CLIFTON
777 Passaic Avenue.....................       1983      75,000         76.8        1,036        891           0.25           17.99

TOTOWA
999 Riverview Drive....................       1988      56,066         95.1          937        914           0.22           17.57

WAYNE
201 Willowbrook Boulevard..............       1970     178,329         99.0        2,446      2,435           0.58           13.85

SOMERSET COUNTY, NEW JERSEY

BASKING RIDGE
222 Mt. Airy Road......................       1986      49,000        100.0          434        434           0.10            8.86
233 Mt. Airy Road......................       1987      66,000        100.0          762        720           0.18           11.55

BRIDGEWATER
721 Route 202/206......................       1989     192,741        100.0        3,900      3,900           0.92           20.23

UNION COUNTY, NEW JERSEY

CLARK
100 Walnut Avenue......................       1985     182,555        100.0        4,105      3,579           0.97           22.49

CRANFORD
6 Commerce Drive.......................       1973      56,000        100.0          996        912           0.24           17.79
11 Commerce Drive(6)...................       1981      90,000         96.2          881        742           0.21           10.18
12 Commerce Drive......................       1967      72,260         90.6          594        594           0.14            9.07
20 Commerce Drive......................       1990     176,600         87.0        3,090      2,689           0.73           20.11
65 Jackson Drive.......................       1984      82,778        100.0        1,636      1,233           0.39           19.76

NEW PROVIDENCE
890 Mountain Road......................       1977      80,000        100.0        2,030      2,028           0.48           25.38

DUTCHESS COUNTY, NEW YORK

FISHKILL
300 South Lake Drive...................       1987     118,727         99.8        2,026      2,023           0.48           17.10

NASSAU COUNTY, NEW YORK

NORTH HEMPSTEAD
111 East Shore Road....................       1980      55,575        100.0        1,528      1,528           0.36           27.49
600 Community Drive....................       1983     206,274        100.0        4,966      4,966           1.17           24.07


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue.....................       15.47   Motorola Inc. (19%)

TOTOWA
999 Riverview Drive....................       17.14   Bank of New York (56%), Commonwealth Land Title Insurance Co. (11%),

                                                        Bankers Mortgage Company (10%)

WAYNE
201 Willowbrook Boulevard..............       13.79   The Grand Union Co. (75%), Woodward-Clyde Consultants (24%)

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road......................        8.86   Lucent Technologies Inc. (100%)

233 Mt. Airy Road......................       10.91   AT&T Corp. (100%)

BRIDGEWATER
721 Route 202/206......................       20.23   Allstate Insurance Company (37%), Norris, McLaughlin & Marcus, PA (31%),

                                                        AT&T Corp. (20%)

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue......................       19.61   BDSI, Inc. (41%), Allstate Insurance Company (13%), The Equitable Life

                                                        Assurance Society of the United States (10%)

CRANFORD
6 Commerce Drive.......................       16.29   Kendle International Inc. (32%), PSE&G--American Resurgence (18%),

                                                        Columbia National, Inc. (13%)

11 Commerce Drive(6)...................        8.57   Northeast Administrators Inc. (10%)

12 Commerce Drive......................        9.07   Dames & Moore (40%), Registrar & Transfer Co. (24%)

20 Commerce Drive......................       17.50   PSE&G--American Resurgence (26%), Quintiles Inc. (15%)

65 Jackson Drive.......................       14.90   Kraft General Foods, Inc. (35%), Allstate Insurance Co. (27%), Procter &

                                                        Gamble Distribution Co., Inc. (18%), Unum Life Insurance Co. (14%)

NEW PROVIDENCE
890 Mountain Road......................       25.35   Allstate Insurance Co. (58%), Dun & Bradstreet (26%), K Line America, Inc.

                                                        (16%)

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive...................       17.07   Allstate Insurance Company (16%)

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road....................       27.49   Administrators For The Professions, Inc. (100%)

600 Community Drive....................       24.07   CMP Media, Inc. (100%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
ROCKLAND COUNTY, NEW YORK

SUFFERN
400 Rella Boulevard....................       1988     180,000         96.5        3,269      3,191           0.78           18.82

WESTCHESTER COUNTY, NEW YORK

ELMSFORD
100 Clearbrook Road(6).................       1975      60,000        100.0          693        676           0.16           11.55
101 Executive Boulevard................       1971      50,000         94.2          877        861           0.21           18.62
570 Taxter Road........................       1972      75,000         91.4        1,431      1,414           0.34           20.88

HAWTHORNE
1 Skyline Drive........................       1980      20,400         99.0          274        270           0.06           13.57
2 Skyline Drive........................       1987      30,000         98.9          394        394           0.09           13.28
17 Skyline Drive.......................       1989      85,000        100.0        1,103      1,103           0.26           12.98
30 Saw Mill River Road.................       1982     248,400        100.0        5,216      4,919           1.24           21.00
7 Skyline Drive(7).....................       1987     109,000         97.8          634        634           0.15           20.10

TARRYTOWN
200 White Plains Road..................       1982      89,000         98.5        1,767      1,702           0.42           20.16
220 White Plains Road..................       1984      89,000         83.5        1,677      1,631           0.40           22.57

WHITE PLAINS
1 Barker Avenue........................       1975      68,000         95.9        1,482      1,469           0.35           22.73
3 Barker Avenue........................       1983      65,300        100.0        1,380      1,351           0.33           21.13
1 Water Street.........................       1979      45,700         99.8          899        893           0.21           19.71
11 Martine Avenue......................       1987     180,000         86.1        3,441      3,410           0.82           22.20
50 Main Street.........................       1985     309,000         97.9        7,265      7,133           1.72           24.02

YONKERS
1 Executive Boulevard..................       1982     112,000        100.0        2,270      2,209           0.54           20.27
3 Executive Plaza......................       1987      58,000         65.6          890        888           0.21           23.39

CHESTER COUNTY, PENNSYLVANIA

BERWYN
1000 Westlakes Drive...................       1989      60,696        100.0        1,361      1,359           0.32           22.42
1055 Westlakes Drive...................       1990     118,487        100.0        2,298      2,298           0.54           19.39
1205 Westlakes Drive...................       1988     130,265         99.8        2,782      2,774           0.66           21.40
1235 Westlakes Drive...................       1986     134,902         98.4        2,827      2,824           0.67           21.30


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard....................       18.37   The Prudential Insurance Co. (21%), Provident Savings F.A. (20%), Allstate

                                                        Insurance Co. (19%), John Alden Life Insurance Co. (11%)

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road(6).................       11.27   MIM Corporation (18%), Amerihealth Inc. (13%)

101 Executive Boulevard................       18.28   Pennysaver Group Inc. (23%), MCS Business Solutions Inc. (11%)

570 Taxter Road........................       20.63   Lincoln Financial Adivsors Inc. (16%), New York State United Teachers

                                                        Association (10%)

HAWTHORNE
1 Skyline Drive........................       13.37   Boxx International Corp. (50%), Childtime Childcare Inc. (49%)

2 Skyline Drive........................       13.28   MW Samara (56%), Perini Corp. (43%)

17 Skyline Drive.......................       12.98   IBM Corp. (100%)

30 Saw Mill River Road.................       19.80   IBM Corp. (100%)

7 Skyline Drive(7).....................       20.10   E.M. Industries Inc. (42%), Cortlandt Group Inc. (14%)

TARRYTOWN
200 White Plains Road..................       19.41   Independent Health Associates (28%), Allmerica Financial (17%), NYS Dept.

                                                        of Environmental CNS (13%)

220 White Plains Road..................       21.95   Clientsoft Inc. (13%), Eagle Family Foods Inc. (11%)

WHITE PLAINS
1 Barker Avenue........................       22.53   O'Connor McGuinness Conte (19%), United Skys Realty Corp. (18%)

3 Barker Avenue........................       20.69   Bernard C. Harris Publishing Co. Inc. (56%)

1 Water Street.........................       19.58   Trigen Energy Co. (48%), Stewart Title Insurance Co. (16%)

11 Martine Avenue......................       22.00   McCarthy Fingar Donovan (11%), David Worby (11%), Dean Witter Reynolds

                                                        Inc. (11%)

50 Main Street.........................       23.58   Heineken USA Inc. (10%), National Economic Research (10%)

YONKERS
1 Executive Boulevard..................       19.72   Wise Contact US Optical Corp. (12%), Pedal Holdings Inc. (12%), Protective

                                                        Tech International (11%), York, International Agency Inc. (11%)

3 Executive Plaza......................       23.34   Metropolitan Life Insurance (22%), Allstate Insurance Company (20%), City

                                                        & Suburban Federal Savings Bank (15%)

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive...................       22.39   PNC Bank, NA (38%), Drinker Biddle & Reath (24%), Manchester, Inc. (14%)

1055 Westlakes Drive...................       19.39   Tokai Financial Services Inc. (92%)

1205 Westlakes Drive...................       21.34   Provident Mutual Life Insurance Co. (35%), Oracle Corp. (30%)

1235 Westlakes Drive...................       21.27   Pepper Hamilton & Scheetz (18%), Ratner & Prestia (16%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
DELAWARE COUNTY, PENNSYLVANIA

MEDIA
1400 Providence Road--Center I.........       1986     100,000         97.9        1,969      1,908           0.47           20.11
1400 Providence Road--Center II........       1990     160,000         99.9        3,062      2,927           0.73           19.16

LESTER
100 Stevens Drive......................       1986      95,000         99.7        2,074      2,073           0.49           21.90
200 Stevens Drive......................       1987     208,000         99.7        4,146      4,106           0.98           19.99
300 Stevens Drive......................       1992      68,000        100.0        1,441      1,438           0.34           21.19

MONTGOMERY COUNTY, PENNSYLVANIA

LOWER PROVIDENCE
1000 Madison Avenue....................       1990     100,700         96.5        1,650      1,650           0.39           16.98

PLYMOUTH MEETING
Five Sentry Parkway East...............       1984      91,600        100.0        1,456      1,454           0.35           15.90
Five Sentry Parkway West...............       1984      38,400        100.0          640        640           0.15           16.67
1150 Plymouth Meeting Mall.............       1970     167,748        100.0        3,193      3,178           0.76           19.03

FAIRFIELD COUNTY, CONNECTICUT

GREENWICH
500 West Putnam........................       1973     121,250        100.0        2,480      2,474           0.59           22.62

NORWALK
40 Richards Avenue(7)..................       1985     145,487         97.1          876        863           0.21           20.03

SHELTON
1000 Bridgeport Avenue.................       1986     133,000        100.0        2,453      2,433           0.58           18.44

DISTRICT OF COLUMBIA

WASHINGTON
1400 L Street, NW(7)...................       1987     159,000         86.2        3,165      3,164           0.75           39.38
1709 New York Avenue, NW(7)............       1972     166,000         94.4        3,731      3,731           0.88           40.61

PRINCE GEORGE'S COUNTY, MARYLAND

LANHAM
4200 Parliament Place(7)...............       1989     122,000         80.0        1,032      1,028           0.24           22.84


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

DELAWARE COUNTY, PENNSYLVANIA
MEDIA
1400 Providence Road--Center I.........       19.49   General Services Admin (13%), Erie Insurance Company (11%)

1400 Providence Road--Center II........       18.31   Barnett International (36%)

LESTER
100 Stevens Drive......................       21.89   SAP America, Inc. (82%)

200 Stevens Drive......................       19.80   PNC Bank NA (52%), Keystone Mercy Health Plan (42%)

300 Stevens Drive......................       21.15   SAP America, Inc. (50%), Keystone Mercy Health Plan (28%)

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue....................       16.98   Reality Online Inc. (37%), First Chicago Nat'l Proc. (21%), Danka Corp.

                                                        (14%), Seton Company (12%)

PLYMOUTH MEETING
Five Sentry Parkway East...............       15.87   Merck & Co. Inc. (77%), Selas Fluid Processing Corp. (23%)

Five Sentry Parkway West...............       16.67   Merck & Co. Inc. (70%), David Cutler Group (30%)

1150 Plymouth Meeting Mall.............       18.95   Computer Learning Centers, Inc. (18%), Ken-Crest Services (17%), ATC Group

                                                        Services Inc. (15%), ECC Management Services (13%)

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam........................       22.57   Hachette Filipacchi Magazines (27%), Great Brands of Europe Inc. (13%),

                                                        Winklevoss Consultants Inc. (12%), Orthapaedic Associates (11%)

NORWALK
40 Richards Avenue(7)..................       19.73                                       --

SHELTON
1000 Bridgeport Avenue.................       18.29   Weseley Software Development (22%), William Carter Company (20%), Unilever

                                                        Home and Personal CA (15%), Toyota Motor Credit Corp. (11%), Land Star

                                                        System, Inc. (11%)

DISTRICT OF COLUMBIA
WASHINGTON
1400 L Street, NW(7)...................       39.37   Winston & Strawn (59%)

1709 New York Avenue, NW(7)............       40.61   Board of Gov/Federal Reserve (71%), United States of America--GSA (13%)

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place(7)...............       22.75   Group I Software Inc. (43%), State Farm Mutual Auto Ins. Co. (11%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
BEXAR COUNTY, TEXAS

SAN ANTONIO
111 Soledad............................       1918     248,153         90.7        2,346      2,320           0.56           10.42
1777 N.E. Loop 410.....................       1986     256,137         94.8        3,533      3,504           0.84           14.55
84 N.E. Loop 410.......................       1971     187,312         89.3        2,497      2,497           0.59           14.93
200 Concord Plaza Drive................       1986     248,700         98.8        4,290      4,280           1.02           17.46

COLLIN COUNTY, TEXAS

PLANO
555 Republic Place.....................       1986      97,889         94.7        1,389      1,379           0.33           14.98

DALLAS COUNTY, TEXAS

DALLAS
3030 LBJ Freeway(6)....................       1984     367,018         93.5        5,863      5,803           1.38           17.09
3100 Monticello........................       1984     173,837         93.7        2,577      2,571           0.61           15.82
8214 Westchester.......................       1983      95,509         96.2        1,418      1,417           0.34           15.43

IRVING
2300 Valley View.......................       1985     142,634         97.5        2,311      2,292           0.55           16.62

RICHARDSON
1122 Alma Road.........................       1977      82,576        100.0          607        607           0.14            7.35

HARRIS COUNTY, TEXAS

HOUSTON
10497 Town & Country Way...............       1981     148,434         91.5        1,886      1,869           0.45           13.89
14511 Falling Creek....................       1982      70,999         84.6          650        646           0.15           10.82
1717 St. James Place...................       1975     109,574         99.0        1,299      1,278           0.31           11.97
1770 St. James Place...................       1973     103,689         99.0        1,209      1,192           0.29           11.78
5225 Katy Freeway......................       1983     112,213         91.0        1,134      1,127           0.27           11.11
5300 Memorial..........................       1982     155,099         99.4        1,956      1,952           0.46           12.69

POTTER COUNTY, TEXAS

AMARILLO
6900 IH--40 West.......................       1986      71,771         74.9          522        515           0.12            9.71

TARRANT COUNTY, TEXAS

EULESS
150 West Parkway.......................       1984      74,429         99.7        1,000        997           0.24           13.48


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
SAN ANTONIO
111 Soledad............................       10.31   SBC Communications, Inc. (34%)

1777 N.E. Loop 410.....................       14.43                                       --

84 N.E. Loop 410.......................       14.93   Pacificare of Texas, Inc. (30%), KBL Cable, Inc. (26%), Kraft General

                                                      Foods Inc. (25%)

200 Concord Plaza Drive................       17.42   Merrill Lynch Pierce Fenner Smith (12%)

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place.....................       14.88   William Smith Enterprises (22%), Texas Health Choice (17%), Dayton Hudson

                                                        Corporation (14%)

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway(6)....................       16.91   Club Corporation of America (32%)

3100 Monticello........................       15.78   Insignia Commercial, Inc. (23%), Time Marketing Corporation/Evans Group

                                                        (12%), Heath Insurance Brokers, Inc. (10%)

8214 Westchester.......................       15.42   Preston Business Center, Inc. (15%), Malone Mortgage Company of America,

                                                        Inc. (12%), State Bank & Trust Co. (11%)

IRVING
2300 Valley View.......................       16.48   Nokia, Inc. (38%), Alltel Information Services, Inc. (18%), Computer Task

                                                        Group, Inc. (12%), Tricon Restaurant Services (11%)

RICHARDSON
1122 Alma Road.........................        7.35   MCI Telecommunications Corp. (100%)

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way...............       13.76   Vastar Resources, Inc. (23%), Texas Ohio Gas, Inc. (11%)

14511 Falling Creek....................       10.75   Nationwide Mutual Insurance Company (12%)

1717 St. James Place...................       11.78   MCX Corp (14%), Home Loan Corporation (10%)

1770 St. James Place...................       11.61   Neosoft Inc. (10%)

5225 Katy Freeway......................       11.04                                       --

5300 Memorial..........................       12.66   Drypers Corporation (20%), Datavox, Inc. (20%), HCI Chemicals (USA) Ltd.

                                                        Inc. (15%)

POTTER COUNTY, TEXAS
AMARILLO
6900 IH--40 West.......................        9.58   Sitel Corporation (16%)

TARRANT COUNTY, TEXAS
EULESS
150 West Parkway.......................       13.44   Warrantech Automotive, Inc. (34%), Landmark BankMid-Cities (18%), Mike

                                                        Bowman Realtors/Century 21 (17%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
TRAVIS COUNTY, TEXAS

AUSTIN
1250 Capital of Texas Hwy. South(7)....       1985     270,703         99.5        4,369      4,360           1.04           20.07

MARICOPA COUNTY, ARIZONA

GLENDALE
5551 West Talavi Boulevard.............       1991     181,596        100.0        1,454      1,451           0.34            8.01

PHOENIX
19640 North 31st Street................       1990     124,171        100.0        1,584      1,572           0.38           12.76
20002 North 19th Avenue................       1986     119,301        100.0          679        679           0.16            5.69

SCOTTSDALE
9060 E. Via Linda Boulevard............       1984     111,200        100.0        2,161      2,161           0.51           19.43

SAN FRANCISCO COUNTY, CALIFORNIA

SAN FRANCISCO
760 Market Street......................       1908     267,446         87.7        4,512      4,490           1.07           19.24

ARAPAHOE COUNTY, COLORADO

AURORA
750 South Richfield Street(7)..........       1997     108,240        100.0        1,642      1,642           0.39           26.75

DENVER
400 South Colorado Boulevard(7)........       1983     125,415         94.5        1,048      1,041           0.25           15.22

ENGLEWOOD
5350 South Roslyn Street (6) (7).......       1982      63,754        100.0          816        815           0.19           16.68
9359 East Nichols Avenue(7)............       1997      72,610        100.0          509        509           0.12           12.36

BOULDER COUNTY, COLORADO

BROOMFIELD
105 South Technology Court(7)..........       1997      37,574        100.0          340        340           0.08           15.95
303 South Technology Court-A(7)........       1997      34,454        100.0          290        290           0.07           10.97
303 South Technology Court-B(7)........       1997      40,416        100.0          341        341           0.08           11.00

LOUISVILLE
1172 Century Drive(7)..................       1996      49,566        100.0          467        467           0.11           12.28
248 Centennial Parkway(7)..............       1996      39,266         93.1          370        370           0.09           13.19
285 Century Place(7)...................       1997      69,145        100.0          617        617           0.15           15.73

DENVER COUNTY, COLORADO

DENVER
3600 South Yosemite(7).................       1974     133,743        100.0          812        812           0.19            9.51


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy. South(7)....       20.03   Intelliquest Inc. (14%)

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard.............        7.99   Honeywell, Inc. (100%)

PHOENIX
19640 North 31st Street................       12.66   American Express (100%)

20002 North 19th Avenue................        5.69   American Express (100%)

SCOTTSDALE
9060 E. Via Linda Boulevard............       19.43   Sentry Insurance (63%), Rite Aid Corporation (37%)

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
760 Market Street......................       19.14   Macy's c/o Federated Department Stores (19%)

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street(7)..........       26.75   T.R.W. Inc. (100%)

DENVER
400 South Colorado Boulevard(7)........       15.12   Community Health Plan (12%), Department of Revenue (12%), Norwest Bank

                                                        Colorado N.A. (11%), Senter GoldFarb & Rice (10%)

ENGLEWOOD
5350 South Roslyn Street (6) (7).......       16.66   Westland Enterprises (17%), Business World Inc. (17%)

9359 East Nichols Avenue(7)............       12.36   First Tennessee Bank NA (100%)

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court(7)..........       15.95   Sun Microsystems Inc. (100%)

303 South Technology Court-A(7)........       10.97   Sun Microsystems Inc. (100%)

303 South Technology Court-B(7)........       11.00   Sun Microsystems Inc. (100%)

LOUISVILLE
1172 Century Drive(7)..................       12.28   Skyconnect Inc. (40%), Evolving Systems Inc. (22%), MCI Systemhouse Corp.

                                                        (22%), RX Kinetix Inc. (16%)

248 Centennial Parkway(7)..............       13.19   Rock Bottom Restaurants Inc. (59%), Aircell Inc. (28%)

285 Century Place(7)...................       15.73   HBO & Company of Georgia (100%)

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite(7).................        9.51   M.D.C. Holdings Inc. (100%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
DOUGLAS COUNTY, COLORADO

ENGLEWOOD
384 Inverness Drive South(7)...........       1985      51,523        100.0          603        594           0.14           15.26
400 Inverness Drive(7).................       1997     111,608         99.9        1,343      1,339           0.32           21.24
5975 South Quebec Street(7)............       1996     102,877         98.7        1,728      1,725           0.41           22.18
67 Inverness Drive East(7).............       1996      54,280        100.0          489        489           0.12           11.74

PARKER
9777 Pyramid Court(7)..................       1995     120,281        100.0        1,021      1,021           0.24           11.06

EL PASO COUNTY, COLORADO

COLORADO SPRINGS
1975 Research Parkway(7)...............       1997     115,250         95.7          719        710           0.17           11.49

JEFFERSON COUNTY, COLORADO

LAKEWOOD
141 Union Boulevard(7).................       1985      63,600         94.7          739        720           0.18           15.99

HILLSBOROUGH COUNTY, FLORIDA

TAMPA
501 Kennedy Boulevard..................       1982     297,429         89.7        3,402      3,389           0.81           12.75

POLK COUNTY, IOWA

WEST DES MOINES
2600 Westown Parkway...................       1988      72,265         98.2        1,088      1,079           0.26           15.33

DOUGLAS COUNTY, NEBRASKA

OMAHA
210 South 16th Street..................       1894     319,535         95.0        3,225      3,216           0.76           10.62
                                                    ----------        -----    ---------  ---------         ------      -----------
Total Office Properties................             22,420,331        97.11    $ 377,828  $ 370,248          89.56      $    18.51
                                                    ----------        -----    ---------  ---------         ------      -----------


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South(7)...........       15.03   Quickpen International Corp. (37%), United States of America--GSA (19%)

400 Inverness Drive(7).................       21.17   Convergent Communications Inc. (26%), Summit Group Inc. (22%), Compuware

                                                        Corp. (17%), Ani Colorado Inc./Alliance Int'l (16%)

5975 South Quebec Street(7)............       22.14   Northern Telecom Inc. (43%), Silicon Graphics Inc. (28%)

67 Inverness Drive East(7).............       11.74   T-Netix Inc. (69%), Convergent Communications Inc. (31%)

PARKER
9777 Pyramid Court(7)..................       11.06   Evolving System Inc. (100%)

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
1975 Research Parkway(7)...............       11.35   Bombardier Capital Florida (69%), Concert Management Services (18%)

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard(7).................       15.58   Arbitration Forums Inc. (18%), Special District Management (11%)

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard..................       12.70   Fowler, White, Gillen, Boggs, Villareal & Banker, PA (33%), Raytheon

                                                        Engineers & Constructors, Inc. (31%)

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway...................       15.20   St. Paul Fire and Marine Insurance Company (19%), MCI Telecommunications

                                                        Corp. (14%), New England Mutual Life Insurance Company (13%), American

                                                        Express Financial Advisors, Inc. (12%)

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street..................       10.59   Union Pacific Railroad Company (70%)

                                         -----------
Total Office Properties................  $    18.16
                                         -----------

                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
OFFICE/FLEX PROPERTIES

BURLINGTON COUNTY, NEW JERSEY

BURLINGTON
3 Terri Lane(7)........................       1991      64,500         82.8          486        486           0.12            9.89
5 Terri Lane(7)........................       1992      74,555        100.0          506        505           0.12            7.37

MOORESTOWN
1 Executive Drive(7)...................       1989      20,570         43.0          115        115           0.03           14.12
101 Commerce Drive(7)..................       1988      64,700        100.0          335        315           0.08            5.62
101 Executive Drive(7).................       1990      29,355         84.2          205        205           0.05            9.01
102 Executive Drive(7).................       1990      64,000         80.0          321        314           0.08            6.81
1256 North Church(7)...................       1984      63,495        100.0          316        289           0.07            5.41
1507 Lancer Drive(7)...................       1995      32,700        100.0           28         28           0.01            0.93
1510 Lancer Drive(7)...................       1998      88,000        100.0          171        171           0.04            4.15
201 Commerce Drive(7)..................       1986      38,400        100.0          178        178           0.04            5.04
225 Executive Drive(7).................       1990      50,600         85.8          243        233           0.06            6.08
30 Twosome Drive(7)....................       1997      39,675        100.0          205        205           0.05            5.61
40 Twosome Drive(7)....................       1996      40,265        100.0          255        255           0.06            6.88
50 Twosome Drive(7)....................       1997      34,075        100.0          248        248           0.06            7.91
840 North Lenola(7)....................       1995      38,300        100.0          250        250           0.06            7.09
844 North Lenola(7)....................       1995      28,670        100.0          196        196           0.05            7.43
97 Foster Road(7)......................       1982      43,200        100.0          170        170           0.04            4.27

WEST DEPTFORD
1451 Metropolitan Drive(7).............       1996      21,600        100.0          137        137           0.03            6.89


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

OFFICE/FLEX PROPERTIES
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane(7)........................        9.89   Tempel Steel Company (18%), Signature Home Care (16%), BCM Engineers Inc.

                                                        (15%), General Services Administrators (10%)

5 Terri Lane(7)........................        7.36   Actimed Laboratories Inc. (38%), Lykes Dispensing Systems Inc. (20%), West

                                                        Electronics Inc. (12%)

MOORESTOWN
1 Executive Drive(7)...................       14.12   T.T.I. (18%)

101 Commerce Drive(7)..................        5.29   Beckett Corporation (100%)

101 Executive Drive(7).................        9.01   Bayada Nurses Inc. (24%), Total Package Marketing Inc. (20%), National

                                                        Service Solutions (15%)

102 Executive Drive(7).................        6.66   Comtrex Systems Corp. (29%), Commonwealth Scientific Corp. (21%), Judge

                                                        Computer (20%), Judge Imaging Systems Inc. (10%)

1256 North Church(7)...................        4.94   Package Coordinators Inc. (50%), James C. Anderson Associates (30%), Ketec

                                                        Inc. (20%)

1507 Lancer Drive(7)...................        0.93   Tad's Delivery Service Inc. (31%)

1510 Lancer Drive(7)...................        4.15   Tad's Delivery Service Inc. (100%)

201 Commerce Drive(7)..................        5.04   Flow Thru Metals Inc. (25%), Franchise Stores Realty Corp. (25%), RE/ Com

                                                        Group (25%), Tropicana Products Inc. (25%)

225 Executive Drive(7).................        5.83   Eastern Research Inc. (33%), Schermerhorn Brothers Inc. (19%), Bioclimatic

                                                        Inc. (14%), Band-It Index Inc. (11%)

30 Twosome Drive(7)....................        5.61   Hartman Cards Inc. (28%), Sagot Office Interiors Inc. (24%), Aramark

                                                        Sports/Entertainment (14%), The Closet Factory (12%), C&L Packaging Inc.

                                                        (12%), Mosler Inc. (10%)

40 Twosome Drive(7)....................        6.88   Vitalink Pharmacy Services (49%), A.D.P. Inc. (37%), Bellstar Inc. (14%)

50 Twosome Drive(7)....................        7.91   Wells Fargo (44%), Sussex Wine Merchants (30%), McCarthy Associates Inc.

                                                        (14%), Inacomp Financial Services (12%)

840 North Lenola(7)....................        7.09   Millar Elevator Service Co. (31%), Twin Pines Construction Co. (31%),

                                                        Technology Service Solutions (25%), Computer Integration Services (13%)

844 North Lenola(7)....................        7.43   First Union National Bank (41%), Curbell Inc. (34%), James J. Martin Inc.

                                                        (25%)

97 Foster Road(7)......................        4.27   Consumer Response Company Inc. (50%), Pioneer and Company Inc. (33%),

                                                        Colornet Inc. (17%)

WEST DEPTFORD
1451 Metropolitan Drive(7).............        6.89   Garlock Bearings Inc. (100%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
MERCER COUNTY, NEW JERSEY

HAMILTON TOWNSHIP
100 Horizon Drive......................       1989      13,275        100.0          226        226           0.05           17.02
200 Horizon Drive......................       1991      45,770         85.3          445        432           0.11           11.40
300 Horizon Drive......................       1989      69,780        100.0          912        903           0.22           13.07
500 Horizon Drive......................       1990      41,205         81.9          383        357           0.09           11.35

MONMOUTH COUNTY, NEW JERSEY

WALL TOWNSHIP
1320 Wykoff Avenue.....................       1986      20,336         28.6          143        143           0.03           24.59
1324 Wykoff Avenue.....................       1987      21,168         75.0          227        195           0.05           14.30
1325 Campus Parkway....................       1988      35,000         92.9          232        221           0.06            7.14
1340 Campus Parkway....................       1992      72,502         94.6          748        659           0.18           10.91
1345 Campus Parkway(7).................       1995      76,300        100.0          699        699           0.17            9.16
1433 Highway 34........................       1985      69,020         58.2          517        435           0.12           12.87

PASSAIC COUNTY, NEW JERSEY

TOTOWA
2 Center Court(7)......................       1998      30,600         99.3          149        116           0.04            8.65
11 Commerce Way........................       1989      47,025         77.8          403        392           0.10           11.02
20 Commerce Way........................       1992      42,540         85.9          371        371           0.09           10.15
29 Commerce Way........................       1990      48,930        100.0          465        420           0.11            9.50
40 Commerce Way........................       1987      50,576        100.0          552        458           0.13           10.91
45 Commerce Way........................       1992      51,207        100.0          475        445           0.11            9.28
60 Commerce Way........................       1988      50,333        100.0          406        352           0.10            8.07
80 Commerce Way........................       1996      22,500        100.0          268        166           0.06           11.91
100 Commerce Way.......................       1996      24,600        100.0          293        169           0.07           11.91
120 Commerce Way.......................       1994       9,024        100.0           87         85           0.02            9.64
140 Commerce Way.......................       1994      26,881         99.5          261        257           0.06            9.76


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive......................       17.02   HIP of New Jersey Inc. (100%)

200 Horizon Drive......................       11.07   O.H.M. Remediation Services Corp. (85%)

300 Horizon Drive......................       12.94   State of NJ/DEP (50%), McFaul & Lyons Inc. (26%), Fluor Daniel GTI (24%)

500 Horizon Drive......................       10.58   Anacomp Inc. (30%), Lakeview Child Center Inc. (19%), NJ Builders Assoc.

                                                        (14%), Diedre Moire Corp. (11%)

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1320 Wykoff Avenue.....................       24.59   Lucent Technologies Inc. (29%)

1324 Wykoff Avenue.....................       12.28   Collectors Alliance Inc. (53%), Supply-Saver, Inc. (22%)

1325 Campus Parkway....................        6.80   American Press Inc. (71%), Centennial Cellular Corp. (14%)

1340 Campus Parkway....................        9.61   Groundwater Environmental Services Inc. (33%), GEAC Computers Inc. (22%),

                                                        State Farm Co. (17%), Association For Retarded Citizens (11%), Digital

                                                        Lightwave, Inc. (11%)

1345 Campus Parkway(7).................        9.16   Depot America, Inc. (37%), Quadramed Corp. (24%), De Vine Corp. (11%)

1433 Highway 34........................       10.83   State Farm Mutual Insurance Co. (30%), New Jersey Natural Gas Co (11%)

PASSAIC COUNTY, NEW JERSEY
TOTOWA
2 Center Court(7)......................        6.73   Nomadic Display (36%), Electro Rent Corp. (33%), Alpine Electronics of

                                                        America (30%)

11 Commerce Way........................       10.71   Coram Alternative Site Services (56%), Olsten Health Services (11%),

                                                        Siemens Electromechanical (11%)

20 Commerce Way........................       10.15   Motorola Inc. (45%), Siemens Fiber Optics (41%)

29 Commerce Way........................        8.58   Sandvik Sorting Systems, Inc. (44%), Patterson Dental Supply Inc. (23%),

                                                        Fujitec America Inc. (22%), Wiltel Communications LLC (11%)

40 Commerce Way........................        9.06   Thomson Electron Tubes (43%), Intertek Testing Services Inc. (29%),

                                                        Snap-On, Inc. (14%), System 3R USA Inc. (14%)

45 Commerce Way........................        8.69   Ericsson Radio Systems Inc. (52%), Woodward-Clyde Consultants (27%),

                                                        Security Technologies, Inc. (10%), Oakwood Corporate Housing (10%)

60 Commerce Way........................        6.99   Relectronic Service Corp. (43%), Ericsson Inc. (29%), Maxlite S.K. America

                                                        (14%), HW Exhibits (14%)

80 Commerce Way........................        7.38   Hey Diddle Diddle Inc. (40%), Idexx Veterinary Services (37%), Inter-

                                                        American Safety Council (12%), Bell Atlantic (11%)

100 Commerce Way.......................        6.87   Minolta Business Systems, Inc. (34%), Pharmamerica Inc. (34%), CCH Inc.

                                                        (32%)

120 Commerce Way.......................        9.42   Deerfield Healthcare (100%)

140 Commerce Way.......................        9.61   Advanced Image System Inc. (20%), MSR Publications Inc. (19%), Holder

                                                        Group, Inc. (11%), Alpha Testing (10%), Dairygold (10%), Showa Tool USA,

                                                        Inc. (10%), Telsource, Inc. (10%), Universal Hospital Services (10%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------

WESTCHESTER COUNTY, NEW YORK

ELMSFORD
1 Westchester Plaza....................       1967      25,000        100.0          292        284           0.07           11.68
2 Westchester Plaza....................       1968      25,000        100.0          407        407           0.10           16.28
3 Westchester Plaza....................       1969      93,500        100.0        1,094      1,093           0.26           11.70
4 Westchester Plaza....................       1969      44,700         92.4          573        549           0.14           13.87
5 Westchester Plaza....................       1969      20,000        100.0          276        274           0.07           13.80
6 Westchester Plaza....................       1968      20,000         78.0          201        198           0.05           12.88
7 Westchester Plaza....................       1972      46,200        100.0          617        615           0.15           13.35
8 Westchester Plaza....................       1971      67,200        100.0          889        803           0.21           13.23
11 Clearbrook Road.....................       1974      31,800        100.0          324        323           0.08           10.19
75 Clearbrook Road.....................       1990      32,720        100.0          816        816           0.19           24.94
150 Clearbrook Road....................       1975      74,900        100.0        1,014      1,006           0.24           13.54
175 Clearbrook Road....................       1973      98,900         65.8          897        862           0.21           13.78
200 Clearbrook Road....................       1974      94,000         99.7          793        781           0.19            8.46
250 Clearbrook Road....................       1973     155,000         83.6        1,124      1,123           0.27            8.67
50 Executive Boulevard.................       1969      45,200         97.2          383        379           0.09            8.72
77 Executive Boulevard.................       1977      13,000        100.0          180        179           0.04           13.85
85 Executive Boulevard.................       1968      31,000         99.4          387        384           0.09           12.56
300 Executive Boulevard................       1970      60,000         99.7          575        575           0.14            9.61
350 Executive Boulevard................       1970      15,400         98.8          243        243           0.06           15.97
399 Executive Boulevard................       1962      80,000         89.5          930        929           0.22           12.99
400 Executive Boulevard................       1970      42,200         99.9          532        526           0.13           12.62
500 Executive Boulevard................       1970      41,600         88.3          564        559           0.13           15.35
525 Executive Boulevard................       1972      61,700        100.0          838        832           0.20           13.58


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Westchester Plaza....................       11.36   British Apparel Collection (40%), American Greeting Corp. (20%), RS Knapp

                                                        (20%), Thin Film Concepts Inc. (20%)

2 Westchester Plaza....................       16.28   Board of Cooperative Education (80%), Kin-Tronics Inc. (10%), Squires

                                                        Productions Inc. (10%)

3 Westchester Plaza....................       11.69   Apria Healthcare Inc. (32%), Kangol Headware Inc. (28%), V-Band Corp.

                                                        (16%), Dental Concepts Inc. (12%)

4 Westchester Plaza....................       13.29   Metropolitan Life (38%), EEV Inc. (34%), Arsys Innotech Corp. (13%)

5 Westchester Plaza....................       13.70   Kramer Scientific Corp. (26%), Rokonet Industries USA Inc. (25%), UA

                                                        Plumbers Education Fund (25%), Fujitsu (12%), Furniture Etc. Inc. (12%)

6 Westchester Plaza....................       12.69   Signacon Controls Inc. (28%), Xerox Corp. (28%), Girard Rubber Co. (13%)

7 Westchester Plaza....................       13.31   Emigrant Savings Bank (69%), Fire End Croker Corp. (22%)

8 Westchester Plaza....................       11.95   Mamiya America Corp. (24%), Ciba Specialty Chemicals Corp. (19%), Kubra

                                                        Data Transfer Ltd. (15%)

11 Clearbrook Road.....................       10.16   Eastern Jungle Gym (27%), MCS Marketing Group Inc. (24%), Treetops Inc.

                                                        (21%), Creative Medical Supplies (14%), Westchester Party Rental Inc.

                                                        (14%)

75 Clearbrook Road.....................       24.94   Evening Out Inc. (100%)

150 Clearbrook Road....................       13.43   Court Sports I LLC (24%), Philips Medical (18%), Transwestern Publications

                                                        (12%)

175 Clearbrook Road....................       13.25   Hypres Inc (15%)

200 Clearbrook Road....................        8.33   Brunschwig & Fils Inc. (39%), Proftech Corp. (20%), WYSE Technology (15%)

250 Clearbrook Road....................        8.67   AFP Imaging Corp. (42%), The Artina Group Inc. (14%), Conri Services Inc.

                                                        (11%)

50 Executive Boulevard.................        8.63   MMO Music Group (71%), Medical Billing Associates (22%)

77 Executive Boulevard.................       13.77   Bright Horizons Children (55%), WNN Corp. (45%)

85 Executive Boulevard.................       12.46   VREX Inc. (49%), Westhab Inc. (18%), John Caufield Fiber Optical (13%),

                                                        Saturn II Systems Inc. (11%)

300 Executive Boulevard................        9.61   Varta Batteries Inc. (44%), Princeton Ski Outlet Corp. (43%), LMG

                                                        International Inc. (12%)

350 Executive Boulevard................       15.97   Copytex Corp. (99%)

399 Executive Boulevard................       12.97   American Banknote Holographic (74%), Wine Enthusiast Inc. (16%)

400 Executive Boulevard................       12.48   Baker Engineering NY Inc. (39%), North American Van Lines (25%)

500 Executive Boulevard................       15.22   Original Consumer (36%), Dover Elevator (16%), Angelica Corp. (16%),

                                                        Charles Martine Inc.(13%)

525 Executive Boulevard................       13.48   Vie De France Yamasaki Inc. (59%), New York Blood Center Inc. (21%)


                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,          1998
                                                       NET       PERCENTAGE                 1998     OFFICE/FLEX, AND     AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE     INDUSTRIAL/      BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT      WAREHOUSE BASE    PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)      RENT (%)         ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
HAWTHORNE
4 Skyline Drive........................       1987      80,600         96.8        1,137      1,044           0.27           14.57
8 Skyline Drive........................       1985      50,000         98.9          682        665           0.16           13.79
10 Skyline Drive.......................       1985      20,000        100.0          278        260           0.07           13.90
11 Skyline Drive.......................       1989      45,000        100.0          670        656           0.16           14.89
15 Skyline Drive.......................       1989      55,000        100.0          856        789           0.20           15.56
200 Saw Mill River Road................       1965      51,100         99.6          537        521           0.13           10.55

YONKERS
1 Odell Plaza..........................       1980     106,000         98.5        1,224      1,220           0.29           11.72
5 Odell Plaza..........................       1983      38,400         99.6          498        498           0.12           13.02
7 Odell Plaza..........................       1984      42,600         99.6          636        616           0.15           14.99
4 Executive Plaza......................       1986      80,000         99.9          989        937           0.23           12.37
6 Executive Plaza......................       1987      80,000         90.4        1,056      1,040           0.25           14.60
100 Corporate Boulevard................       1987      78,000         78.5        1,208      1,206           0.29           19.73
200 Corporate Boulevard South..........       1990      84,000         99.8        1,314      1,295           0.31           15.67

FAIRFIELD COUNTY, CONNECTICUT

STAMFORD
419 West Avenue........................       1986      88,000         99.7        1,534      1,528           0.36           17.48
500 West Avenue........................       1988      25,000        100.0          332        328           0.08           13.28
550 West Avenue........................       1990      54,000        100.0          753        743           0.18           13.94
650 West Avenue(7).....................       1998      40,000        100.0          105         85           0.02           13.69
                                                    ----------        -----    ---------  ---------         ------      -----------
Total Office/Flex Properties...........              3,941,952        93.76    $  40,385  $  38,972           9.62       $   11.23
                                                    ----------        -----    ---------  ---------         ------      -----------


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

HAWTHORNE
4 Skyline Drive........................       13.38   GEC Alsthom Int'l. (60%)

8 Skyline Drive........................       13.45   Cityscape Corp. (62%), Reveo Inc (29%)

10 Skyline Drive.......................       13.00   Bi-Tronics Inc./LCA Sales Corp. (52%), Phoenix Systems Int'l (32%), Galson

                                                        Corp. (16%)

11 Skyline Drive.......................       14.58   Cube Computer (41%), Bowthorpe Holdings (19%), Agathon Machine Inc. (12%),

                                                        Planned Parenthood (11%)

15 Skyline Drive.......................       14.35   Tellabs Inc. (33%), Emisphere Technology (24%), Minolta Copier Corp. (16%)

200 Saw Mill River Road................       10.24   Walter Degruyter Inc. (21%), Abscoa Industries Inc. (18%), Monohans

                                                        Plumbing Inc. (17%), Argents Air Express Ltd. (12%)

YONKERS
1 Odell Plaza..........................       11.68   Court Sports II LLC (19%), Gannet Satellite Info Network (11%)

5 Odell Plaza..........................       13.02   Voyerta Technologies Inc. (44%), Photo File Inc. (34%), Pharmerica Inc.

                                                        (22%)

7 Odell Plaza..........................       14.52   US Postal Service (41%), TT Systems Co. (24%), Bright Horizons (16%)

4 Executive Plaza......................       11.72   O.K. Industries (42%), E&B Giftware Inc. (22%), Universal Outdoor

                                                        Advertising (12%)

6 Executive Plaza......................       14.38   Cablevision Systems Corp. (40%), Yonkers Savings & Loan Assoc. (11%)

100 Corporate Boulevard................       19.70   MonteFiore Medical Center (19%), Sempra Energy Trading Corp. (13%), Minami

                                                        International Corp. (12%), Medigene Inc. (11%)

200 Corporate Boulevard South..........       15.45   Belmay Inc. (32%), Montefiore Medical Center (23%) Advanced Viral Research

                                                        Corp. (20%)

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue........................       17.42   Fuji Medical Systems USA Inc. (80%)

500 West Avenue........................       13.12   Stamford Associates (26%), Convergent Communications (26%), Lead Trackers

                                                        Inc. (20%), Seneca Media Group Inc. (17%), M. Cohen and Sons Inc. (11%)

550 West Avenue........................       13.76   Lifecodes Corp. (68%), Davidoff of Geneva Inc. (32%)

650 West Avenue(7).....................       11.08   Davidoff of Geneva (CT) Inc. (100%)

                                         -----------
Total Office/Flex Properties...........   $   10.81
                                         -----------

                                                                                                       PERCENTAGE OF
                                                                                                        TOTAL 1998
                                                                                                          OFFICE,
                                                                                                     OFFICE/FLEX, AND      1998
                                                       NET       PERCENTAGE                 1998        INDUSTRIAL/       AVERAGE
                                                     RENTABLE   LEASED AS OF   1998 BASE  EFFECTIVE   WAREHOUSE BASE     BASE RENT
                                           YEAR     AREA (SQ.     12/31/98       RENT       RENT           RENT         PER SQ. FT.
PROPERTY LOCATION                          BUILT       FT.)        (%)(1)      ($000)(2)  ($000)(3)         (%)           ($)(4)
---------------------------------------  ---------  ----------  -------------  ---------  ---------  -----------------  -----------
INDUSTRIAL/WAREHOUSE PROPERTIES

WESTCHESTER COUNTY, NEW YORK

ELMSFORD
1 Warehouse Lane.......................       1957       6,600        100.0           57         56           0.01            8.64
2 Warehouse Lane.......................       1957      10,900        100.0          114        113           0.03           10.46
3 Warehouse Lane.......................       1957      77,200        100.0          269        269           0.06            3.48
4 Warehouse Lane.......................       1957     195,500         88.9        1,855      1,826           0.44           10.67
5 Warehouse Lane.......................       1957      75,100         94.8          678        672           0.16            9.52
6 Warehouse Lane.......................       1982      22,100        100.0          504        504           0.12           22.81
                                                    ----------        -----    ---------  ---------         ------      -----------
Total Industrial/Warehouse Properties..                387,400        93.39%   $   3,477  $   3,440           0.82      $     9.61
                                                    ----------        -----    ---------  ---------         ------      -----------
Total Office, Office/Flex, and
  Industrial/ Warehouse Properties.....             26,749,683        96.56%   $ 421,690  $ 412,660         100.00      $    17.35
                                                    ----------        -----    ---------  ---------         ------      -----------
                                                    ----------        -----    ---------  ---------         ------      -----------


                                            1998
                                           AVERAGE
                                          EFFECTIVE
                                          RENT PER
                                           SQ. FT.    TENANTS LEASING 10% OR MORE OF NET RENTABLE AREA PER PROPERTY AS OF

PROPERTY LOCATION                          ($)(5)     12/31/98

---------------------------------------  -----------  --------------------------------------------------------------------------

INDUSTRIAL/WAREHOUSE PROPERTIES
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane.......................        8.48   JP Trucking Service Inc. (100%)

2 Warehouse Lane.......................       10.37   RJ Bruno Roofing Inc. (55%), Savin Engineers PC (41%)

3 Warehouse Lane.......................        3.48   United Parcel Service (100%)

4 Warehouse Lane.......................       10.51   San Mar Laboratories Inc. (63%), Westinghouse Air Brake Co. (14%)

5 Warehouse Lane.......................        9.44   F&V Distribution Co. (62%), E & H Tire Buying Service (19%)

6 Warehouse Lane.......................       22.81   Conway Central Express (100%)

                                         -----------
Total Industrial/Warehouse Properties..  $     9.51
                                         -----------
Total Office, Office/Flex, and
  Industrial/ Warehouse Properties.....  $    16.99
                                         -----------
                                         -----------

SEE FOOTNOTES ON SUBSEQUENT PAGE.

------------------------------

(1) Based on all leases in effect as of December 31, 1998.

(2) Total base rent for 1998, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(3) Total base rent for 1998 minus total 1998 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.

(4) Base rent for 1998 divided by net rentable square feet leased at December 31, 1998. For those properties acquired by the Company during 1998, amounts presented are annualized, as per Note 7.

(5) Effective rent for 1998 divided by net rentable square feet leased at December 31, 1998. For those properties acquired by the Company during 1998, amounts presented are annualized, as per Note 7.

(6) Excludes office space leased by the Company from base rent, effective rent and per square foot amounts.

(7) As this property was acquired or placed in service by the Company during 1998, the amounts represented in 1998 base rent and 1998 effective rent reflect only that portion of the year during which the Company owned or placed the property in service. Accordingly, these amounts may not be indicative of the property's full year results. For comparison purposes, the amounts represented in 1998 average base rent per sq. ft. and 1998 average effective rent per sq. ft. for this property have been calculated by taking 1998 base rent and 1998 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 1998. These annualized per square foot amounts may not be indicative of the property's results had the Company owned or placed such property in service for the entirety of 1998.

RETAIL PROPERTIES

    The Company owned two stand-alone retail properties as of December 31, 1998, described below:

    The Company owns an 8,000 square foot restaurant, constructed in 1986, located at 2 Executive Plaza in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Magic at Yonkers, Inc. for use as a Red Robin restaurant under a 25-year lease. The lease currently provides for fixed annual base rent of $265,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on the consumer price index ("CPI") over a base year CPI. The lease, which expires in June 2012, includes scheduled rent increases in July 2002 to approximately $300,000 annually, and in July 2007 to approximately $345,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 1998 total base rent for the property, calculated in accordance with GAAP, was approximately $301,356.

    The Company also owns a 9,300 square foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Fridays under a 10-year lease which provides for fixed annual base rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires in August 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 1998 total base rent for the property, calculated in accordance with GAAP, was approximately $195,000.

LAND LEASES

    The Company owned two land leases as of December 31, 1998, described below:

    The Company leases land to Star Enterprises, where a 2,264 square-foot Texaco gas station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provided for annual rent of approximately $125,000 through January 1998, with an increase to approximately $145,000 annual rent through April 30, 2005. The lease also provides for two five-year renewal options. 1998 total base rent under this lease, calculated in accordance with GAAP, was approximately $143,972.

    The Company also leases five acres of land to Rake Realty, where a 103,500 square-foot office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires in November 2000. 1998 total base rent under this lease, calculated in accordance with GAAP, was approximately $96,456. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

MULTI-FAMILY RESIDENTIAL PROPERTIES

    The Company owned two multi-family residential properties, as of December 31, 1998, described below:

    TENBY CHASE APARTMENTS, DELRAN, BURLINGTON COUNTY, NEW JERSEY: The Company's multi-family residential property, known as the Tenby Chase Apartments, was built in 1970. The property contains 327 units, comprised of 196 one-bedroom units and 131 two-bedroom units, with an average size of approximately 1,235 square feet per unit. The property had an average monthly rental rate of approximately $721 per unit during 1998 and was approximately
98.2 percent leased as of December 31, 1998. The property had 1998 total base rent of approximately $2.8 million, which represented approximately 0.6 percent of the Company's 1998 total base rent. The average occupancy rate for the property in each of 1998, 1997 and 1996 was 96.0 percent, 95.5 percent, and 95.3 percent, respectively.

    25 MARTINE AVENUE, WHITE PLAINS, WESTCHESTER COUNTY, NEW YORK: The Company's multi-family residential property, acquired in the RM Transaction and known as 25 Martine Avenue, was built in 1987. The property contains 124 residential units, comprised of 18 studio units, 71 one-bedroom units and 35 two-bedroom units, with an average size of approximately 722 square feet per unit. The property had an average monthly rental rate of approximately $1,497 per unit during 1998 and was 97.6 percent leased as of December 31, 1998. The property also has retail space. The property had 1998 total base rent of approximately $2.3 million, which represented approximately 0.5 percent of the Company's 1998 total base rent. The average occupancy rate for the property in each of 1998, 1997 and 1996 was 96.4 percent, 97.6 percent, and 96.4 percent, respectively.

REDEVELOPMENT OFFICE PROPERTY

    As of December 31, 1998, the Company owned 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey, which the Company is redeveloping for future lease-up and operation.

OCCUPANCY

    The table below sets forth the year-end percentage of square feet leased in the Company's in-service Properties for the last five years:

                                                                     PERCENTAGE OF
YEAR ENDED DECEMBER 31,                                         SQUARE FEET LEASED (%)
-------------------------------------------------------------  -------------------------
1998.........................................................               96.6
1997.........................................................               95.8
1996.........................................................               96.4
1995.........................................................               92.5
1994.........................................................               93.2

SIGNIFICANT TENANTS

    The following table sets out a schedule of the Company's 20 largest tenants, for wholly-owned properties as of December 31, 1998, based upon annualized base rents:

                                                                       PERCENTAGE OF
                                                                          COMPANY
                                                        ANNUALIZED    ANNUALIZED BASE                PERCENTAGE OF
                                       NUMBER OF       BASE RENTAL    RENTAL REVENUE   SQUARE FEET  COMPANY LEASED    YEAR OF LEASE
                                      PROPERTIES       REVENUE (1)          (%)          LEASED       SQ. FT. (%)      EXPIRATION
                                   -----------------  --------------  ---------------  -----------  ---------------  ---------------
AT&T Corporation.................              5      $   13,825,038           3.2        971,501            3.8             2009(2)
Donaldson, Lufkin & Jenrette
  Securities Corp................              1           7,943,706           1.8        420,672            1.7             2009
AT&T Wireless Services...........              2           7,826,368           1.8        365,593            1.4             2007
International Business Machines
  Corporation....................              6           7,639,928           1.8        396,912            1.6             2007(3)
Dow Jones Telerate Systems
  Inc............................              1           7,436,452           1.7        373,132            1.5             2006(4)
Nabisco Inc......................              3           5,921,014           1.4        321,735            1.3             2000(5)
Allstate Insurance Company.......              9           5,829,329           1.3        270,796            1.1             2009(6)
Prentice-Hall Inc................              1           5,794,893           1.3        474,801            1.9             2014
Toys "R" Us--NJ, Inc.............              1           5,342,672           1.2        242,518            1.0             2012
American Institute of Certified
  Public Accountants (AICPA).....              1           4,981,357           1.1        249,768            1.0             2012
CMP Media Inc....................              1           4,826,107           1.1        206,274            0.8             2014
Board of Gov./Federal Reserve....              1           4,432,397           1.0        117,008            0.5             2009(7)
Winston & Strawn.................              1           3,765,833           0.9         94,283            0.4             2003
KPMG Peat Marwick, LLP...........              2           3,510,412           0.8        161,760            0.6             2007(8)
Bankers Trust Harborside Inc.....              1           3,272,500           0.8        385,000            1.5             2003
Morgan Stanley Dean Witter.......              1           3,188,532           0.7        179,131            0.7             2008
Deloitte & Touche USA LLP........              1           3,162,933           0.7        118,864            0.5             2000
NTT Data Corporation.............              1           3,036,880           0.7        136,960            0.5             2005
PNC Bank N.A.....................              3           2,967,979           0.7        146,459            0.6             2003(9)
Cendant Operations Inc...........              1           2,854,614           0.7        135,934            0.5             2008
                                                      --------------           ---     -----------           ---
Totals...........................                     $  107,558,944          24.7      5,769,101           22.9
                                                      --------------           ---     -----------           ---
                                                      --------------           ---     -----------           ---

------------------------------

(1) Annualized base rental revenue is based on actual December 1998 billing times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998 annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results for the year ended December 31, 1998 may differ from those set forth above.

(2) 39,183 square feet expire February 2000; 66,268 square feet expire December 2000; 3,950 square feet expire August 2002; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.

(3) 6,542 square feet expire April 1999; 29,157 square feet expire October 2000; 85,000 square feet expire December 2000; 26,749 square feet expire January 2002; 1,065 square feet expire November 2002; 248,399 square feet expire December 2007.

(4) 39,985 square feet expire June 1999; 283,260 square feet expire June 2000; 4,700 square feet expire March 2001; 45,187 square feet expire June 2006.

(5) 21,357 square feet expire March 1999; 300,378 square feet expire December 2000.

(6) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire January 2009.

(7) 94,719 square feet expire May 2005; 22,289 square feet expire June 2009.

(8) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.

(9) 23,337 square feet expire October 1999; 107,320 square feet expire February 2000; 15,802 square feet expire August 2003.

SCHEDULE OF LEASE EXPIRATIONS

    The following table sets forth a schedule of the lease expirations for the total of the wholly-owned office, office/flex and industrial/warehouse properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options:

                                                            PERCENTAGE OF                    AVERAGE ANNUAL
                                             NET RENTABLE   TOTAL LEASED                      RENT PER NET     PERCENTAGE OF
                                             AREA SUBJECT    SQUARE FEET    ANNUALIZED BASE  RENTABLE SQUARE    ANNUAL BASE
                                NUMBER OF    TO EXPIRING   REPRESENTED BY   RENTAL REVENUE        FOOT          RENT UNDER
                                 LEASES      LEASES (SQ.   EXPIRING LEASES  UNDER EXPIRING   REPRESENTED BY   EXPIRING LEASES
YEAR OF EXPIRATION             EXPIRING(1)     FT.)(1)         (%)(2)          LEASES(3)     EXPIRING LEASES        (%)
----------------------------  -------------  ------------  ---------------  ---------------  ---------------  ---------------
1999........................          561      2,248,282            8.8      $  39,556,954      $   17.59              9.1
2000........................          500      4,207,612           16.5         71,008,335          16.88             16.4
2001........................          485      2,881,985           11.3         46,854,713          16.26             10.8
2002........................          374      3,188,941           12.5         55,613,195          17.44             12.8
2003........................          360      3,747,096           14.7         63,456,710          16.93             14.6
2004........................           98      1,518,445            6.0         24,623,059          16.22              5.7
2005........................           72      1,253,643            4.9         24,969,295          19.92              5.8
2006........................           39        747,973            2.9         14,129,895          18.89              3.3
2007........................           32      1,161,650            4.6         22,198,687          19.11              5.1
2008........................           32      1,416,405            5.6         22,077,078          15.59              5.1
2009........................           18      1,104,856            4.3         19,393,870          17.55              4.5
2010 and thereafter.........           28      1,962,960            7.9         29,696,020          15.13              6.8
                                    -----    ------------         -----     ---------------        ------            -----
Totals/Weighted Average.....        2,599     25,439,848          100.0(4)   $ 433,577,811      $   17.04            100.0
                                    -----    ------------         -----     ---------------        ------            -----
                                    -----    ------------         -----     ---------------        ------            -----

------------------------------

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2) Excludes all space vacant as of December 31, 1998.

(3) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results for the year ended December 31, 1998 may differ from those set forth above.

(4) Reconciliation to Company's total net rentable square footage is as follows:

                                                                           SQUARE FEET  PERCENTAGE OF TOTAL
                                                                           -----------  -------------------
Square footage leased to commercial tenants..............................  25,439,848            95.1%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other anciliary service tenants and
  occupancy adjustments..................................................     407,609              1.5
Square footage vacant....................................................     919,526              3.4
                                                                           -----------         -------
Total net rentable square footage (does not include residential, land
  lease, retail or not-in-service properties)............................  26,766,983           100.0%
                                                                           -----------         -------
                                                                           -----------         -------

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

    The following table sets forth a schedule of the lease expirations for the Office Properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options:

                                                            PERCENTAGE OF                    AVERAGE ANNUAL
                                             NET RENTABLE   TOTAL LEASED                      RENT PER NET     PERCENTAGE OF
                                             AREA SUBJECT    SQUARE FEET    ANNUALIZED BASE  RENTABLE SQUARE    ANNUAL BASE
                                NUMBER OF    TO EXPIRING   REPRESENTED BY   RENTAL REVENUE        FOOT          RENT UNDER
                                 LEASES      LEASES (SQ.   EXPIRING LEASES  UNDER EXPIRING   REPRESENTED BY   EXPIRING LEASES
YEAR OF EXPIRATION             EXPIRING(1)     FT.)(1)         (%)(2)          LEASES(3)     EXPIRING LEASES        (%)
----------------------------  -------------  ------------  ---------------  ---------------  ---------------  ---------------
1999........................          479      1,768,091            8.3      $  34,655,892      $   19.60              8.9
2000........................          419      3,515,089           16.5         63,697,337          18.12             16.4
2001........................          400      2,254,109           10.6         39,609,773          17.57             10.2
2002........................          299      2,509,326           11.7         48,215,382          19.21             12.4
2003........................          302      3,172,457           14.9         57,869,143          18.24             14.9
2004........................           78      1,220,194            5.7         21,135,616          17.32              5.4
2005........................           57      1,062,346            5.0         22,897,475          21.55              5.9
2006........................           32        554,481            2.6         10,838,389          19.55              2.8
2007........................           27      1,049,969            4.9         20,625,703          19.64              5.3
2008........................           30      1,314,545            6.2         21,612,570          16.44              5.6
2009........................           15      1,057,956            5.0         18,757,850          17.73              4.8
2010 and thereafter.........           25      1,878,272            8.6         28,580,471          15.22              7.4
                                    -----    ------------         -----     ---------------        ------            -----
Totals/Weighted Average.....        2,163     21,356,835          100.0      $ 388,495,601      $   18.19            100.0
                                    -----    ------------         -----     ---------------        ------            -----
                                    -----    ------------         -----     ---------------        ------            -----

------------------------------

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2) Excludes all space vacant as of December 31, 1998.

(3) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results for the year ended December 31, 1998 may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

    The following table sets forth a schedule of the lease expirations for the Office/flex Properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options:

                                                              PERCENTAGE OF                    AVERAGE ANNUAL
                                               NET RENTABLE   TOTAL LEASED                      RENT PER NET     PERCENTAGE OF
                                               AREA SUBJECT    SQUARE FEET    ANNUALIZED BASE  RENTABLE SQUARE    ANNUAL BASE
                                 NUMBER OF     TO EXPIRING   REPRESENTED BY   RENTAL REVENUE        FOOT          RENT UNDER
                                  LEASES       LEASES (SQ.   EXPIRING LEASES  UNDER EXPIRING   REPRESENTED BY   EXPIRING LEASES
YEAR OF EXPIRATION              EXPIRING(1)      FT.)(1)         (%)(2)          LEASES(3)     EXPIRING LEASES        (%)
----------------------------  ---------------  ------------  ---------------  ---------------  ---------------  ---------------
1999........................            77         471,356           12.7      $   4,810,642      $   10.21             11.7
2000........................            76         626,479           16.9          6,651,722          10.62             16.2
2001........................            81         599,329           16.2          6,676,885          11.14             16.2
2002........................            74         669,465           18.1          7,293,268          10.89             17.7
2003........................            55         483,165           13.0          5,161,814          10.68             12.5
2004........................            14         132,031            3.6          1,697,843          12.86              4.1
2005........................            15         191,297            5.2          2,071,820          10.83              5.0
2006........................             7         193,492            5.2          3,291,506          17.01              8.0
2007........................             5         111,681            3.0          1,572,984          14.08              3.8
2008........................             2         101,860            2.8            464,508           4.56              1.1
2009........................             3          46,900            1.3            636,020          13.56              1.5
2010 and thereafter.........             2          76,688            2.0            850,549          11.09              2.2
                                       ---     ------------         -----     ---------------        ------            -----
Totals/Weighted Average.....           411       3,703,743          100.0      $  41,179,561      $   11.12            100.0
                                       ---     ------------         -----     ---------------        ------            -----
                                       ---     ------------         -----     ---------------        ------            -----

------------------------------

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.

(2) Excludes all space vacant as of December 31, 1998.

(3) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results for the year ended December 31, 1998 may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

    The following table sets forth a schedule of the lease expirations for the Industrial/Warehouse Properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options:

                                                               PERCENTAGE OF                         AVERAGE ANNUAL
                                                               TOTAL LEASED                           RENT PER NET
                                             NET RENTABLE       SQUARE FEET      ANNUALIZED BASE     RENTABLE SQUARE
                             NUMBER OF     AREA SUBJECT TO    REPRESENTED BY      RENTAL REVENUE    FOOT REPRESENTED
                              LEASES       EXPIRING LEASES    EXPIRING LEASES     UNDER EXPIRING       BY EXPIRING
YEAR OF EXPIRATION          EXPIRING(1)      (SQ. FT.)(1)         (%)(2)            LEASES(3)            LEASES
------------------------  ---------------  ----------------  -----------------  ------------------  -----------------
1999....................             5              8,835              2.4        $       90,420        $   10.23
2000....................             5             66,044             18.2               659,276             9.98
2001....................             4             28,547              7.9               568,055            19.90
2002....................             1             10,150              2.8               104,545            10.30
2003....................             3             91,474             25.3               425,753             4.65
2004....................             5            156,920             43.4             1,594,600            10.16
                                    --
                                                  -------            -----      ------------------         ------
Totals/Weighted
  Average...............            23            361,970            100.0        $    3,442,649        $    9.51
                                    --
                                    --
                                                  -------            -----      ------------------         ------
                                                  -------            -----      ------------------         ------


                            PERCENTAGE OF
                          ANNUAL BASE RENT
                           UNDER EXPIRING
                               LEASES
YEAR OF EXPIRATION               (%)
------------------------  -----------------
1999....................            2.6
2000....................           19.2
2001....................           16.5
2002....................            3.0
2003....................           12.4
2004....................           46.3

                                  -----
Totals/Weighted
  Average...............          100.0

                                  -----
                                  -----

------------------------------

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse. Some tenants have multiple leases.

(2) Excludes all space vacant as of December 31, 1998.

(3) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rent revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results for the year ended December 31, 1998 may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

    The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning January 1, 1999, assuming that none of the tenants exercises renewal options:

                                                               PERCENTAGE OF                         AVERAGE ANNUAL
                                                               TOTAL LEASED                           RENT PER NET
                                             NET RENTABLE       SQUARE FEET      ANNUALIZED BASE     RENTABLE SQUARE
                             NUMBER OF     AREA SUBJECT TO    REPRESENTED BY      RENTAL REVENUE    FOOT REPRESENTED
                              LEASES       EXPIRING LEASES    EXPIRING LEASES     UNDER EXPIRING       BY EXPIRING
YEAR OF EXPIRATION          EXPIRING(1)      (SQ. FT.)(1)           (%)             LEASES(2)            LEASES
------------------------  ---------------  ----------------  -----------------  ------------------  -----------------
2004....................             1             9,300              53.8         $    195,000         $   20.97
2010....................             1             8,000              46.2              265,000             33.13
                                    --
                                                  ------             -----             --------            ------
Totals/Weighted
  Average...............             2            17,300             100.0         $    460,000         $   26.59
                                    --
                                    --
                                                  ------             -----             --------            ------
                                                  ------             -----             --------            ------


                            PERCENTAGE OF
                          ANNUAL BASE RENT
                           UNDER EXPIRING
                               LEASES
YEAR OF EXPIRATION               (%)
------------------------  -----------------
2004....................           42.4
2010....................           57.6

                                  -----
Totals/Weighted
  Average...............          100.0

                                  -----
                                  -----

------------------------------

(1) Includes stand-alone retail property tenants only.

(2) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results for the year ended December 31, 1998 may differ from those set forth above.

INDUSTRY DIVERSIFICATION

    The following table lists the Company's 30 largest industry classifications (NAICS) for its Properties, based on annualized base rent:

                                                                  PERCENTAGE OF
                                                 ANNUALIZED    COMPANY ANNUALIZED                   PERCENTAGE OF
                                                BASE RENTAL    BASE RENTAL REVENUE  SQUARE FEET    COMPANY LEASED
INDUSTRY CLASSIFICATION (NAICS)(3)             REVENUE (1)(2)          (%)           LEASED(2)       SQ. FT. (%)
---------------------------------------------  --------------  -------------------  ------------  -----------------
Manufacturing................................  $   42,053,778             9.7          2,659,489           10.5
Securities, Commodity Contracts & Other
  Financial..................................      39,884,148             9.2          2,161,142            8.5
Telecommunications...........................      32,094,189             7.4          2,086,370            8.2
Computer System Design Svcs..................      31,629,774             7.3          1,745,622            6.9
Insurance Carriers & Related Activities......      30,595,287             7.1          1,647,337            6.5
Legal Services...............................      23,218,635             5.4          1,156,108            4.5
Credit Intermediation & Related Activities...      23,143,458             5.3          1,447,412            5.7
Wholesale Trade..............................      20,339,326             4.7          1,428,770            5.6
Information Services.........................      19,299,991             4.5            956,470            3.8
Health Care & Social Assistance..............      16,709,332             3.9            940,970            3.7
Accounting/Tax Prep..........................      14,730,504             3.4            712,492            2.8
Other Professional...........................      13,300,651             3.1            853,559            3.4
Retail Trade.................................      11,750,806             2.7            706,635            2.8
Transportation...............................      11,020,770             2.5            794,014            3.1
Arts, Entertainment & Recreation.............      10,242,449             2.4            784,346            3.1
Public Administration........................       8,703,697             2.0            311,210            1.2
Publishing Industries........................       8,600,074             2.0            429,573            1.7
Other Services (except Public
  Adminsitration)............................       8,267,854             1.9            702,168            2.8
Advertising/Related Services.................       6,906,212             1.6            356,097            1.4
Real Estate & Rental & Leasing...............       6,624,316             1.5            381,873            1.5
Management of Companies & Finance............       6,528,595             1.5            381,392            1.5
Data Processing Services.....................       6,126,999             1.4            286,533            1.1
Architectural/Engineering....................       5,940,726             1.4            375,371            1.5
Scientific Research/Development..............       5,052,728             1.2            323,815            1.3
Monetary Authorities--Central Banks..........       4,520,606             1.0            266,340            1.0
Management/Scientific........................       4,370,192             1.0            228,168            0.9
Educational Services.........................       4,194,159             1.0            254,678            1.0
Construction.................................       3,911,270             0.9            234,335            0.9
Admin & Support, Waste Mgt. & Remediation
  Svcs.......................................       3,395,234             0.8            260,519            1.0
Utilities....................................       3,250,727             0.7            170,797            0.7
Other........................................       7,171,324             1.5            396,243            1.4
                                               --------------           -----       ------------          -----
Totals.......................................  $  433,577,811           100.0         25,439,848          100.0
                                               --------------           -----       ------------          -----
                                               --------------           -----       ------------          -----

------------------------------

(1) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results for the year ended December 31, 1998 may differ from those set forth above.

(2) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(3) The Company's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which is replacing the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

    The following table lists the Company's 20 largest markets, by Metropolitan Statistical Area (MSA), based on annualized base rent:

                                                                     PERCENTAGE OF
                                                                        COMPANY                       PERCENTAGE OF
                                                  ANNUALIZED BASE   ANNUALIZED BASE                   TOTAL SQUARE
                                                  RENTAL REVENUE    RENTAL REVENUE    TOTAL SQUARE        FEET
MARKET (MSA)                                          (1)(2)              (%)            FEET(2)           (%)
------------------------------------------------  ---------------  -----------------  -------------  ---------------
Bergen-Passaic, NJ..............................   $  76,274,305            17.6         4,423,130           16.5
Newark, NJ (Essex-Morris-Union Counties)........      69,282,808            16.0         3,671,218           13.7
New York, NY (Westchester-Rockland Counties)....      65,948,814            15.2         4,308,220           16.1
Jersey City, NJ.................................      43,335,031            10.0         2,508,700            9.4
Philadelphia, PA-NJ.............................      35,472,514             8.2         2,458,458            9.2
Denver, CO......................................      16,299,545             3.8         1,007,931            3.8
Trenton, NJ (Mercer County).....................      14,278,963             3.3           742,915            2.8
Dallas, TX......................................      14,208,226             3.3           959,463            3.6
Washington, DC-MD-VA............................      12,607,712             2.9           447,000            1.7
Middlesex-Somerset-Hunterdon, NJ................      11,180,747             2.6           659,041            2.5
San Antonio, TX.................................      11,086,913             2.6           940,302            3.5
Stamford-Norwalk, CT............................       8,387,008             1.9           461,250            1.7
Houston, TX.....................................       8,020,341             1.8           700,008            2.6
Monmouth-Ocean, NJ..............................       6,724,616             1.6           577,423            2.2
Nassau-Suffolk, NY..............................       6,215,482             1.4           261,849            1.0
Phoenix-Mesa, AZ................................       6,067,186             1.4           536,268            2.0
Austin-San Marcos, TX...........................       5,322,896             1.2           270,703            1.0
Boulder-Longmont, CO............................       3,450,304             0.8           270,421            1.0
San Francisco, CA...............................       3,376,861             0.8           267,446            1.0
Omaha, NE-IA....................................       2,968,193             0.7           319,535            1.2
Other...........................................      13,069,346             2.9           975,702            3.5
                                                  ---------------          -----      -------------         -----
Totals..........................................   $ 433,577,811           100.0        26,766,983          100.0
                                                  ---------------          -----      -------------         -----
                                                  ---------------          -----      -------------         -----

------------------------------

(1) Annualized base rental revenue is based on actual December 1998 billings times 12. For leases in effect at December 31, 1998 whose rent commences after December 31, 1998, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results for the year ended December 31, 1998 may differ from those set forth above.

(2) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

THE COMPANY'S REAL ESTATE MARKETS

    The Company's Properties are located primarily in the Northeast, including a predominant presence in New Jersey, New York and Pennsylvania. The following is a discussion of the markets within which substantially all of the Company's properties are located:

NORTHERN NEW JERSEY

    The Northern New Jersey market consists of Bergen, Essex, Hudson, Morris and Passaic Counties. Northern New Jersey's five counties are part of the greater New York metropolitan area, are less than a 45 minute drive from Manhattan, and are widely regarded as major centers for corporate and international business. The region has direct access to New York City by public transportation and extensive road networks. In addition to being home to the two largest cities in New Jersey, Newark and Jersey City, Newark International Airport and the New York/New Jersey Harbor are also located within the five-county boundary. Overall vacancy rates have declined in the Northern New Jersey market for six out of the last seven years as a direct result of an increase in leasing activity and net absorption levels. Build-to-suit activity is present, and selective speculative construction exists. The Company owns and operates approximately 10.1 million square feet of office and office/flex space in Northern New Jersey.

CENTRAL NEW JERSEY

    The Central New Jersey market consists of Union, Somerset, Hunterdon, Middlesex, Mercer and Monmouth Counties. Encompassing approximately 2,000 square miles in six counties, Central New Jersey is notable for its proximity to major highway arteries, including Interstates 78 and 287, Route 1, the Garden State Parkway and the New Jersey Turnpike. This market continues to be a prime location for Fortune 500 headquarters, research & development operations and information businesses. Central New Jersey vacancy rates are decreasing while average asking rents are increasing. This is, in part, attributable to the increase in demand, measured by leasing activity, which rose predominantly due to corporate expansions. The Company owns and operates approximately 2.7 million square feet of office and office/flex space in the Central New Jersey counties of Union, Middlesex, Somerset, Mercer and Monmouth.

SUBURBAN PHILADELPHIA, PENNSYLVANIA

    The Suburban Philadelphia market consists of six counties in Pennsylvania on the west side of the Delaware River and eight counties in New Jersey on the east side of the Delaware River. The Pennsylvania counties consist of Bucks, Chester, Delaware, Montgomery, Lehigh and Northampton Counties. These six counties surround the City of Philadelphia, are home to many affluent communities, and are regarded as major centers for corporate and international business. The areas are served by an extensive highway network allowing easy access to Philadelphia International Airport and the Port of Philadelphia. Over the last few years the overall vacancy rate in this region has declined as a result of strong leasing activity and moderate new construction. The New Jersey counties consist of Burlington, Camden, Atlantic, Ocean, Gloucester, Salem, Cumberland and Cape May Counties. This market has extensive geographic boundaries, stretching from the Delaware River to the Atlantic Ocean and Atlantic City. This region is mainly suburban and is home to many affluent communities, and Atlantic City, one of the nation's largest centers for gaming/tourism. The Company owns and operates approximately 2.5 million square feet of office and office/flex space and a 327-unit multi-family residential complex in Suburban Philadelphia.

WESTCHESTER COUNTY, NEW YORK

    Westchester County, New York, is located immediately north of New York City and is accessible to New York City by public transportation and through an extensive road network. Westchester County has a population of almost 900,000 and is considered to be one of the most prestigious counties surrounding New York City. The Company owns and operates approximately 3.7 million square feet of office and office/flex space, 387,400 square feet of industrial/warehouse space, a 124-unit multi-family residential property, two stand-alone retail properties, and two land leases in Westchester County, New York.

ROCKLAND COUNTY, NEW YORK

    Rockland County, New York is located north of the New Jersey/New York border directly adjacent to Bergen County. Rockland County has excellent highway access to both New York City via Interstate 87 and to New Jersey via Interstate 287. The Company owns or has an interest in approximately 412,000 square feet of office and office/flex space in Rockland County.

FAIRFIELD COUNTY, CONNECTICUT

    Fairfield County, Connecticut is the county in Connecticut closest in proximity with New York City. It has direct access to New York City via public transportation and through an extensive road network. The county is home to 10 Fortune 500 headquarters and there has been a substantial decline in vacancy during the past three years. The Company owns and operates approximately 606,000 square feet of office and office/flex space in Fairfield County.

DALLAS-FORT WORTH, TEXAS

    The Dallas-Fort Worth market includes Dallas, Tarrant and portions of Collin and Denton Counties. The market includes the central business districts of both Dallas and Fort Worth and the suburban areas primarily to the north of those cities. Dallas-Forth Worth International Airport is one of the busiest airports in the nation and is important to the growth of the area. This area is home to the headquarters of numerous Fortune 500 high-technology and telecommunications companies. The Company owns and operates approximately 1.0 million square feet of office space in Dallas, Tarrant and Collin Counties.

HOUSTON, TEXAS

    The Houston market is comprised primarily of the city of Houston and its surrounding suburbs. Houston is a major location of Fortune 500 companies' headquarters. Houston is also a major port serving the southern portion of the United States. The Company owns and operates approximately 1.0 million square feet of office space in the Houston market.

SAN ANTONIO, TEXAS

    The San Antonio market consists primarily of Bexar County. San Antonio is located at the cross roads of two major arteries, Interstate 35 and Interstate 10, and is a primary location of military facilities. San Antonio is the third largest metropolitan area in Texas, behind Dallas and Houston. The Company owns and operates approximately 940,000 square feet of office space in Bexar County.

PHOENIX, ARIZONA

    The Phoenix market is comprised primarily of the city of Phoenix and several suburbs to the north and west, including Scottsdale. Phoenix is the focal point of Arizona, in addition to being the state capital. It is the location of numerous corporate headquarters and regional headquarter facilities. The Phoenix market has been considered one of the most rapidly growing markets in the county. The Company owns and operates approximately 536,000 square feet of office space in the Phoenix market.

DENVER, COLORADO

    The Denver Market is comprised primarily of the city of Denver and several suburbs to the north, east, and south. Denver is the focal point of Colorado, in addition to being the state capital. It is the location of numerous corporate headquarters, with a large emergence of high-technology and telecommunication industries. Its new airport could become a major transportation artery for the near-western states. The Company owns and operates approximately 1.3 million square feet of office space in the Denver market.

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

MARKET INFORMATION

    The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 1998 and 1997, respectively:

    For the Year Ended December 31, 1998:

                                                              HIGH        LOW        CLOSE
                                                           ----------  ----------  ----------
First Quarter............................................  $  41.2500  $  36.7500  $  39.0625
Second Quarter...........................................  $  39.3125  $  31.5000  $  34.3750
Third Quarter............................................  $  35.6250  $  26.1250  $  30.0000
Fourth Quarter...........................................  $  32.1250  $  26.8750  $  30.8750

    For the Year Ended December 31, 1997:

                                                              HIGH        LOW        CLOSE
                                                           ----------  ----------  ----------
First Quarter............................................  $  34.8750  $  30.0000  $  32.0000
Second Quarter...........................................  $  34.0000  $  28.7500  $  34.0000
Third Quarter............................................  $  41.6250  $  32.3750  $  41.6250
Fourth Quarter...........................................  $  42.6875  $  36.2500  $  41.0000

    On March 1, 1999, the closing Common Stock sales price on the NYSE was $28.750 per share.

HOLDERS

    On March 1, 1999, the Company had 349 common shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

    Reference is made to Notes 3 (1997 Transactions) and 9 of the Consolidated Financial Statements contained in Item 14 of this Form 10-K for a description of equity issuances of common and preferred Units in the Operating Partnership (and warrants exercisable for common units) which are redeemable under certain circumstances for shares of Common Stock in the Company. All of such equity issuances were issued to the holders directly by the Company without the use of an underwriter or placement agent and without registration under the Securities Act of 1933, as amended, pursuant to the private placement exemption contained in Section 4(2) of such Act. Reference also is made to Note 14 (Stock Warrants) contained in Item 14 of this Form 10-K for a description of equity issuances of warrants to purchase Common Stock of the Company. All of such warrants were issued to the holders (who are executives of the Company) directly by the Company without the use of an underwriter or placement agent and without registration under the Securities Act pursuant to the private placement exemption contained in Section 4(2) of such Act.

DIVIDENDS AND DISTRIBUTIONS

    The dividends and distributions payable by the Company at December 31, 1998 represents dividends payable to shareholders of record on January 6, 1999 (57,266,737 shares), distributions payable to minority interest common unitholders (9,086,585 common units) on that same date and preferred distributions to preferred unitholders (250,256 preferred units) for the fourth quarter 1998. The fourth quarter 1998 dividends and common unit distributions of $0.55 per share and per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on December 15, 1998 and paid on January 26, 1999.

    The dividends and distributions payable by the Company at December 31, 1997 represents dividends payable to shareholders of record on January 5, 1998 (49,856,289 shares), distributions payable to minority interest common unitholders (6,097,477 common units) on that same date and preferred distributions to preferred unitholders (230,562 preferred units) for the fourth quarter 1997. The fourth quarter 1997 dividends and common unit distributions of $0.50 per share and per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit (pro-rated for units issued during the quarter), were approved by the Board of Directors on December 17, 1997 and paid on January 16, 1998.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA


Mack-Cali Realty Corporation and Subsidiaries

The following table sets forth selected financial data on a consolidated basis for the Company and on a combined basis for the Cali Group. The consolidated selected operating, balance sheet and cash flow data of the Company as of December 31, 1998, 1997, 1996, 1995 and 1994, and for the periods then ended, and the combined selected operating and cash flow data of the Cali Group for the period ended August 30, 1994 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants.

OPERATING DATA

                                                                       The Company                             The Cali Group

                                                                                                      August 31,   January 1,
                                                                                                         1994 to      1994 to
                                                             Year Ended December 31,                December 31,   August 30,
IN THOUSANDS, EXCEPT PER SHARE DATA                     1998         1997         1996         1995         1994         1994
Total revenues                                   $   493,699   $   249,801   $    95,472   $   62,335   $   16,841   $   33,637
Operating and other expenses                     $   149,704   $    75,150   $    29,662   $   20,705   $    5,240   $   11,155
General and administrative                       $    25,572   $    15,862   $     5,800   $    3,712   $    1,079   $    2,228
Depreciation and amortization                    $    78,916   $    36,825   $    14,731   $   10,655   $    3,319   $    5,093
Interest expense                                 $    88,043   $    39,078   $    13,758   $   10,117   $    2,213   $   13,969
Non-recurring merger-related charges                    --     $    46,519          --           --           --           --
Income (loss) before minority interest
        and extraordinary item                   $   151,464   $    36,367   $    37,179   $   17,146   $    4,990   $     (110)
Income (loss) before extraordinary item          $   118,951   $     4,988   $    32,419   $   13,638   $    3,939   $     (110)
Basic earnings per share-before
        extraordinary item                       $      2.13   $      0.13   $      1.76   $     1.23   $     0.38
Diluted earnings per share-before
        extraordinary item                       $      2.11   $      0.12   $      1.73   $     1.22   $     0.38
Dividends declared per common share              $      2.10   $      1.90   $      1.75   $     1.66   $     0.54
Basic weighted average shares outstanding             55,840        39,266        18,461       11,122       10,500
Diluted weighted average shares
        outstanding                                   63,893        44,156        21,436       14,041       13,302


BALANCE SHEET DATA

                                                                         The Company

                                                                         December 31,
IN THOUSANDS                                            1998          1997          1996         1995        1994
Rental property, before accumulated
        depreciation and amortization            $ 3,467,799   $ 2,629,616   $   853,352   $  387,675   $  234,470
Total assets                                     $ 3,452,194   $ 2,593,444   $ 1,026,328   $  363,949   $  225,295
Mortgages and loans payable                      $ 1,420,931   $   972,650   $   268,010   $  135,464   $   77,000
Total liabilities                                $ 1,526,974   $ 1,056,759   $   297,985   $  150,058   $   88,081
Minority interest                                $   501,313   $   379,245   $    26,964   $   28,083   $   28,903
Stockholders' equity                             $ 1,423,907   $ 1,157,440   $   701,379   $  185,808   $  108,311


OTHER DATA                                                               The Company                              The Cali Group

                                                                                                        August 31,    January 1,
                                                                                                           1994 to       1994 to
                                                             Year Ended December 31,                  December 31,    August 30,
IN THOUSANDS                                           1998           1997          1996         1995         1994          1994
Cash flows provided by operating activities      $   208,761   $    98,142   $    46,823   $   28,446   $    6,367   $    6,328
Cash flows (used in) provided by
        investing activities                     $  (749,067)  $  (939,501)  $  (307,752)  $ (133,736)  $   (8,947)  $    1,975
Cash flows provided by (used in)
        financing activities                     $   543,411   $   639,256   $   464,769   $   99,863   $    8,974   $   (1,038)
Funds from operations(1), before
        distributions to preferred unitholders   $   216,949   $   111,752   $    45,220   $   27,397   $    8,404
Funds from operations(1), after distributions
        to preferred unitholders                 $   200,636   $   110,864   $    45,220   $   27,397   $    8,404



(1) The Company considers funds from operations (after adjustment for straight-lining of rents) one measure of REIT performance. Funds from operations ("FFO") is defined as net income (loss) before minority interest of unitholders (preferred and common) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary and significant non-recurring items and sales of property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative for net income as an indication of the Company's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this Report, for the calculation of FFO for the periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Mack-Cali Realty Corporation and Subsidiaries

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

     The following comparisons for the year ended December 31, 1998 ("1998"), as compared to the year ended December 31, 1997 ("1997") and for 1997, as compared to the year ended December 31, 1996 ("1996") make reference to the following:
(i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at December 31, 1996 (for the 1998 versus 1997 comparison), and which represents all properties owned by the Company at December 31, 1995 (for the 1997 versus 1996 comparison), (ii) the effect of the acquisition of the RM Properties on January 31, 1997, (iii) the effect of the acquisition of the Mack Properties on December 11, 1997, and (iv) the effect of the "Acquired Properties," which represents all properties acquired by the Company from January 1, 1997 through December 31, 1998, excluding RM Properties and Mack Properties (for the 1998 versus 1997 comparison), and which represents all properties acquired by the Company from January 1, 1996 through December 31, 1997, excluding RM Properties and Mack Properties (for the 1997 versus 1996 comparison), and (v) the effect of the "Disposition" which refers to the Company's sale of its Essex Road property on March 20, 1996.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997


Total revenues increased by $243.9 million, or 97.6 percent, for 1998 over 1997. Base rents increased by $221.3 million, or 107.3 percent, of which an increase of $138.9 million, or 67.3 percent, was due to the Mack Properties, an increase of $75.1 million, or 36.4 percent, was attributable to the Acquired Properties, an increase of $5.5 million, or 2.7 percent, was due to the RM Properties, and an increase of $1.8 million, or 0.9 percent, was due to occupancy and rental rate changes at the Same-Store Properties. Escalations and recoveries from tenants increased by $20.8 million, or 67.0 percent, of which an increase of $11.1 million, or 35.9 percent, was due to the Mack Properties, an increase of $9.1 million, or 29.1 percent, was attributable to the Acquired Properties, an increase of $0.4 million, or 1.3 percent, at the Same-Store Properties, and an increase of $0.2 million, or 0.7 percent, due to the RM Properties. Parking and other income increased by $3.8 million, or 55.0 percent, of which $3.3 million, or 48.3 percent, was attributable to the Same-Store Properties, and an increase of $0.5 million, or 6.7 percent, was due to the RM Properties. Interest income decreased by $3.1 million, or 56.3 percent, due primarily to investment of the funds held from the Company's October 1997 common stock offering in 1997. Additionally, the Company recognized $1.1 million from equity in earnings of unconsolidated joint ventures in 1998.

     Total expenses for 1998 increased by $128.8 million, or 60.3 percent, as compared to 1997. Real estate taxes increased by $22.3 million, or 85.8 percent, for 1998 over 1997, of which an increase of $11.7 million, or 44.9 percent, was due to the Mack Properties, an increase of $8.8 million, or 33.8 percent, was attributable to the Acquired Properties, an increase of $1.0 million, or 3.9 percent, due to the RM Properties, and an increase of $0.8 million, or 3.2 percent, attributable to the Same-Store Properties. Additionally, operating services increased by $32.1 million, or 103.7 percent, and utilities increased by $20.2 million, or 110.7 percent, for 1998 over 1997. The aggregate increase in operating services and utilities of $52.3 million, or 106.3 percent, consists of an increase of $33.9 million, or 69.0 percent, due to the Mack Properties, an increase of $18.3 million, or 37.2 percent, attributable to the Acquired Properties and an increase of $0.9 million, or 1.8 percent, due to the RM Properties, offset by a decrease of $0.8 million, or 1.7 percent, attributable to the Same-Store Properties. General and administrative expense increased $9.7 million, or 61.2 percent, of which $6.6 million, or 41.4 percent, is due primarily to an increase in payroll and related costs as a result of the Company's expansion in late 1997 and 1998 and $3.1 million, or 19.8 percent, is attributable to additional costs related to the Mack Properties. Depreciation and amortization increased by $42.1 million, or 114.3 percent, for 1998 over 1997, of which $22.6 million, or 61.1 percent, was due to the Mack Properties, an increase of $16.2 million, or 44.0 percent, relates to depreciation on the Acquired Properties, an increase of $1.8 million, or 5.0 percent, due to the RM Properties, and an increase of $1.5 million, or 4.2 percent, due to the Same-Store Properties. Interest expense increased by $48.9 million, or 125.3 percent, for 1998 over 1997, of which $23.4 million, or 60.0 percent, was due to assumed mortgages from the Mack Properties, an increase of $23.2 million, or
59.5 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions and the $200 million Prudential Term Loan obtained in December 1997, as well as changes in LIBOR, $1.2 million, or 3.0 percent, was attributable to assumed mortgages on Acquired Properties, and an increase of $1.1 million, or 2.8 percent, due to the TIAA Mortgage. Non-recurring merger-related charges of $46.5 million were incurred in 1997, as a result of the Mack Transaction.

     Income before minority interest and extraordinary item increased to $151.5 million in 1998 from $36.4 million in 1997. The increase of $115.1 million was due to the factors discussed above.

     Net income increased by $115.2 million for 1998, from $1.4 million in 1997 to $116.6 million in 1998. This increase was a result of an increase in income before minority interest and extraordinary item of $115.1 million, and an extraordinary item of $3.6 million (net of minority interest), related to early retirement of debt in 1997, offset by an extraordinary item of $2.4 million (net of minority interest), related to early retirement of debt in 1998, and an increase of $1.1 million in minority interest.

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

MD&A
Mack-Cali Realty Corporation and Subsidiaries




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

     Net income decreased $30.5 million for 1997, from $31.9 million in 1996 to $1.4 million in 1997, primarily as a result of an increase in income allocable to minority interests of $26.6 million, including the effect of the beneficial conversion feature and distributions to preferred unitholders (See Note 9 to Financial Statements). Net income was also effected by a gain on the sale of the Disposition property of $5.7 million in 1996 and the recognition in 1997 of an extraordinary loss of $3.6 million (net of minority interest), offset by an increase in income before gain on sale of rental property, minority interest and extraordinary items of $4.9 million, and the recognition in 1996 of an extraordinary loss of $0.5 million (net of minority interest).

LIQUIDITY AND CAPITAL RESOURCES


STATEMENT OF CASH FLOWS

During the year ended December 31, 1998, the Company generated $208.8 million in cash flows from operating activities, and together with $1.5 billion in borrowings from the Company's credit facilities and funds from additional mortgage debt, $288.4 million in net proceeds from the Company's common stock offerings, $20.0 million received from a repayment of a mortgage note receivable, $5.5 million in proceeds from stock options exercised, $1.7 million in distributions received from unconsolidated joint ventures, and $0.8 million in restricted cash, used an aggregate of approximately $2.0 billion to acquire properties, land parcels and pay for other tenant improvements and building improvements totaling $692.8 million, repay outstanding borrowings on its credit facilities and other mortgage debt of $1.1 billion, pay quarterly dividends and distributions of $139.8 million, invest $58.8 million in unconsolidated joint ventures, repurchase 854,700 shares of its outstanding common stock for $25.1 million, provide $20.0 million for a mortgage note receivable, pay financing costs of $10.1 million, and redeem 82,880 common units for $3.2 million.

CAPITALIZATION

During 1998, the Company issued 8.0 million shares in several offerings and sales of its common stock (at a weighted average price of $37.38 per share) raising aggregate net proceeds of approximately $288.4 million. Additionally, during 1998, in conjunction with the funding of several of its property acquisitions as well as redemption of certain of the contingent units issued in the Mack Transaction, the Company issued a total of approximately 3.1 million Common Units and 19,694 Preferred Units (convertible into 568,369 Common Units), with a total value of approximately $126.3 million at time of issuance.

     In August 1998, the Board of Directors of the Company authorized a share repurchase program under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, the Company purchased, for constructive retirement, 854,700 shares of its outstanding common stock for an aggregate cost of approximately $25.1 million. Concurrent with these purchases, the Company sold to the Operating Partnership 854,700 Common Units for approximately $25.1 million.

     At December 31, 1998, the Company's total mortgages and loans payable of $1.4 billion (weighted average interest rate of 6.93 percent) was comprised of $751.8 million of credit line borrowings and other variable rate mortgage debt (average rate of 6.61 percent), fixed rate mortgage debt of $663.0 million (average rate of 7.32 percent), and a Contingent Obligation of $6.2 million. The Company's total mortgage debt of approximately $743.2 million was comprised of $663.0 million in fixed rate debt and $80.2 million of variable rate mortgage debt with a weighted average annual interest rate of 65 basis points over LIBOR.

     At year-end, the Company had outstanding borrowings of $671.6 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The outstanding borrowings were comprised of $671.6 million from its unsecured $1.0 billion facility ("1998 Unsecured Facility"), with no outstanding borrowings on its $100.0 million credit facility with Prudential Securities Corp. ("Prudential Facility"). The 1998 Unsecured Facility, with 28 lender banks, carries an interest rate of 90 basis points over LIBOR and matures in April 2001. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in December 1999.

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

     The Company has three investment grade credit ratings. Duff & Phelps Credit Rating Co. ("DCR") and Standard & Poors Rating Services ("S&P") have each assigned their BBB rating to prospective senior unsecured debt offerings of the Operating Partnership. DCR and S&P have also assigned their BBB- rating to prospective preferred stock offerings of the Company. Moody's Investors Service has assigned its Baa3 rating to prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Company.

     In May 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base for 6.285 percent per annum on a notional amount of $24.0 million through August 1999.

     In October 1998, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50.0 million. The agreement will be used to fix the Index Rate on $50.0 million of the Harborside Mortgages, for which the Company's interest rate re-sets for three years beginning November 4, 1999 to the interpolated three-year U.S. Treasury Note plus 110 basis points (see Note 8 to the Financial Statements--"Harborside Mortgages").

     As of December 31, 1998, the Company had 167 unencumbered properties, totaling 16.5 million square feet, representing 61.4 percent of the Company's total portfolio on a square footage basis. An additional 55 properties, aggregating 5.4 million square feet (20.3 percent of Company's portfolio) are currently encumbered by $335.3 million of mortgage debt, which may be converted to unsecured debt at the Company's option. The Company is currently reviewing its options to convert any of the mortgage debt to unsecured debt.

     The Company has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Company. The Company and Operating Partnership also have an effective shelf registration statement with the SECfor an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares. The Company presently has not issued any securities under these registration statements. The Company also has an effective registration statement with the SEC for a dividend reinvestment and stock purchase plan which commenced on March 1, 1999.

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

     The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 1998 Unsecured Facility and the Prudential Facility. The Company is frequently examining potential property acquisitions and, at any given time, one or more of such acquisitions may be under consideration. Accordingly, the ability to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short term borrowings (including draws on the Company's credit facilities) and the issuance of debt securities or additional equity securities. In addition, the Company anticipates utilizing the 1998 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions.

     The Company's total debt at December 31, 1998 had a weighted average term to maturity of approximately 4.2 years. The Company expects to increase the average term to maturity on its debt in 1999. The Company has commitments to refinance $35.9 million of its mortgages which mature in the first quarter of 1999 with $45.5 million of new mortgage debt. The Company does not intend to reserve funds to retire its TIAA Mortgage, Harborside Mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional debt or equity instruments. The Company is considering refinancing a portion of its outstanding borrowings from the 1998 Unsecured Facility. The Company is reviewing various refinancing options, including the issuance of unsecured public debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 1999. The Company anticipates that its available cash and cash equivalents and cash flows from operating

MD&A
Mack-Cali Realty Corporation and Subsidiaries


activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

     To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $128.2 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

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

     Funds from operations for the years ended December 31, 1998, 1997 and 1996 as calculated in accordance with NAREIT's definition as published in March 1995, are summarized in the following table:



IN THOUSANDS
YEAR ENDED DECEMBER 31,             1998         1997         1996
----------------------              ----         ----         ----
    Income before
      non-recurring merger-
      related charges, gain
      on sale of rental
      property, distributions
      to preferred unitholders,
      minority interest and
      extraordinary item            $ 151,464    $ 82,886     $  31,521
    Add: Real estate-related
      depreciation and
      amortization(1)                  79,169      36,599        14,677
    Deduct: Rental income
      adjustment for
      straight-lining of rents(1)     (13,684)     (7,733)         (978)

    Funds from operations,
      after adjustment for
      straight-lining of rents,
      before distributions to
      preferred unitholders         $ 216,949    $111,752     $  45,220
    Deduct: Distributions to
      preferred unitholders           (16,313)       (888)           --
    Funds from operations,
      after adjustment for
      straight-lining of rents,
      after distributions to
      preferred unitholders         $ 200,636    $ 110,864    $  45,220
    Cash flows provided by
      operating activities          $ 208,761    $  98,142    $  46,823
    Cash flows used in
      investing activities          $(749,067)   $(939,501)   $(307,752)
    Cash flows provided by
      financing activities          $ 543,411    $ 639,256    $ 464,769
    Basic weighted average
      shares/units
      outstanding(2)                   63,438       43,356       21,172
    Diluted weighted
      average shares/units
      outstanding(2)                   70,867       44,351       21,436


(1) Includes FFO adjustments in 1998 related to the Company's investments in unconsolidated joint ventures.

(2) See calculations for the amounts presented in the reconciliation below.

     The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:



Year Ended December 31,          1998       1997       1996
-----------------------          ----       ----       ----
    Basic weighted average
      shares:                         55,840       39,266       18,461
    Add: Weighted average
      common units                     7,598        4,090        2,711
    Basic weighted average
      shares/units:                   63,438       43,356       21,172
    Add: Weighted average
      preferred units                  6,974          383           --
      (after conversion to
      common units)
    Stock options                        411          579          264
    Stock warrants                        44           33           --
    Diluted weighted
      average share/units:            70,867       44,351       21,436


INFLATION

The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

DISRUPTION IN OPERATIONS DUE TO YEAR 2000 PROBLEMS

GENERAL The Year 2000 issue is the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. We have developed a three-phase Year 2000 project (the "Project") to determine our Year 2000 systems compliance. Phase I is to identify those systems with which we have exposure to Year 2000 issues. Phase II is the development and implementation of action plans to be Year 2000 compliant in all areas by early 1999. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to assure compliance. We have identified three major areas critical for successful Year 2000 compliance: (i) our central accounting and operating computer system at our Cranford, New Jersey headquarters and local networks and related systems in our regional offices,
(ii) inquiries of our tenants and key vendors as to their Year 2000 readiness and (iii) assessment of our individual buildings as to the Year 2000 readiness of their operating systems. We believe that progress in all such areas is proceeding on schedule and that we will experience no material adverse effect as a result of the Year 2000 issue. There can, however, be no assurance that this will be the case. Set forth below is a more detailed analysis of the Project and its anticipated impact on us.

CENTRAL ACCOUNTING AND OPERATING SYSTEMS We have completed a review of key computer hardware and software and other equipment, and have modified, upgraded or replaced all identified hardware and equipment in our corporate and regional offices that we believe may be affected by problems associated with Year 2000. Such hardware includes desktop and laptop computers, servers, printers, telecopier machines and telephones. We, as part of our routine modernization efforts, have completed necessary upgrades to identified secondary software systems, such as word processing, spreadsheet applications, telephone voicemail systems and computer calendar programs. The software supplier of our accounting system is currently completing its Year 2000 upgrade and is scheduled to supply us with Year 2000 compliant software by March 31, 1999 at no cost to us. We are confident that such software will be delivered as indicated. We anticipate internal testing of such software to be completed by June 1999.

TENANT COMPLIANCE We believe that the completion of the Project as scheduled will minimize Year 2000 related issues in our internal operations. However, we may still be adversely impacted by Year 2000 related issues as a result of problems outside our control, such as the inability of tenants to pay rent when due. In order to gauge such risk, we sent questionnaires to each of our then existing tenants in August 1998 to assess their Year 2000 compliance status. The responses to these questionnaires continue to be received, reviewed and evaluated. Based on the responses received, we do not anticipate any material adverse impact on the orderly payment of monthly rent. Therefore, while there can be no assurance that Year 2000 problems of tenants will not have a material adverse effect on our operating results or financial condition, the information available to us indicates such an occurrence is not likely.

PROPERTY COMPLIANCE Our property managers have completed Phase I of the Project, a building by building survey of all of our properties to determine whether building support systems such as heat, power, light, security, garages and elevators will be affected by the advent of the Year 2000. Most of such systems either are already Year 2000 compliant or contain no computerized parts. Our property managers are currently completing Phase II of the Project, the development and implementation of action plans to modify, upgrade or replace non-compliant building systems. Once installed, these building systems will be tested for compliance pursuant to Phase III of the Project.

     We have communicated with vendors of building systems or other services to our buildings regarding their Year 2000 compliance. In many instances, we will rely on the written representations from these vendors regarding the Year 2000 compliance of their product or service. We are also relying on assurances requested from utility providers of their Year 2000 compliance and their continued ability to provide uninterrupted service to our buildings. We anticipate incurring a total of approximately $1.0 million in costs to modify, upgrade and/or replace identified building support systems for Year 2000 compliance.

WORST CASE EXPOSURE We are aware that it is generally believed that the Year 2000 problem, if uncorrected, may result in a worldwide economic crisis. We are unable to determine whether such predictions are true or false. However, if such predictions prove true, we assume that all companies (including ours) will experience the effects in one way or another. The most reasonably likely worst case scenario we anticipate in connection with the Year 2000 issue relates to the failure of the upgrade to our accounting system to effectively become Year 2000 compliant. We believe that such an event is

MD&A
Mack-Cali Realty Corporation and Subsidiaries



unlikely, but an occurrence of the foregoing might have a material adverse impact on our operations. We cannot currently assess the financial impact of such a worst case scenario.

CONTINGENCY PLANS We are developing contingency plans to address the Year 2000 non-compliance of (i) critical building support systems and (ii) our accounting system.

CRITICAL BUILDING SYSTEMS. We believe that the failure of any of the following critical building support systems due to Year 2000 issues could have a material adverse impact on the performance of an individual building: security systems, elevator systems or fire/life safety systems. We believe that in the event of a Year 2000 related failure in a building security system, we would be able to maintain adequate security at the building through the use of security guards. We believe that in the event of a Year 2000 related failure in a building elevator system, adequate access would exist at most of our buildings through existing stairways. We believe that in the event of a Year 2000 related failure in a building fire/life safety system, our property management staff would be able to manually operate such system.

ACCOUNTING SOFTWARE. We believe that failure of the Year 2000 compliance upgrade to our accounting software might have a material adverse impact on our operations. However, we believe that financial data within any given fiscal year will remain intact and retrievable. We believe that alternative accounting software and/or manual bookkeeping would minimize the impact of a Year 2000 related failure of our current accounting software.

RISKS The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and tenants, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. The Project is expected to significantly reduce our level of uncertainty about the Year 2000 problem. We believe that, with the implementation and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Approximately $669.1 million of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1998 ranged from LIBOR plus 0.65% to LIBOR plus 0.90%.

December 31, 1998

     LONG-TERM
  DEBT, INCLUDING                                                                                         FAIR
  CURRENT PORTION       1999       2000        2001       2002        2003     THEREAFTER    TOTAL       VALUE
--------------------  ---------  ---------  ----------  ---------  ----------  ----------  ----------  ----------
Fixed Rate..........  $  47,450  $   9,069  $    8,003  $  11,783  $  211,286  $  381,536  $  669,127  $  679,156
Avg. Interest
  Rate..............      7.65%      7.30%       7.28%      7.10%       7.31%       7.23%

Variable Rate.......  $   8,000             $  671,600                         $   72,204  $  751,804  $751,804

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 19, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 19, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 19, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 19, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

(A) 2. FINANCIAL STATEMENT SCHEDULE

     Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998

     All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(A) 3. EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

 EXHIBIT
 NUMBER                                                 EXHIBIT TITLE
---------  --------------------------------------------------------------------------------------------------------
10.1       Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of April 23, 1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali California Development Associates
           L.P.

10.2       Supplement to Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of April 23,
           1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali California
           Development Associates L.P.

10.3       First Amendment to Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of
           October 8, 1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali
           California Development Associates L.P.

10.4       Agreement of Limited Partnership of HPMC Lava Ridge Partners, L.P., dated as of July 21, 1998, by and among HCG Development L.L.C., Summit Partners I, L.L.C. and Mack-Cali California Development Associates
           L.P.

10.5       Amendment No. 1 to Revolving Credit Agreement dated July 20, 1998, by and among Mack-Cali Realty, L.P.
           and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto

10.6       Amendment No. 2 to Revolving Credit Agreement, dated as of December 30, 1998, among Mack-Cali Realty,
           L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties
           Thereto

23         Consent of PricewaterhouseCoopers LLP

27         Financial Data Schedule

(B)   REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K, dated December 16, 1998, during the quarter ended December 31, 1998. Items 5 and 7 were reported.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Mack-Cali Realty Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 54 present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 54 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

New York, New York
February 23, 1999

CONSOLIDATED BALANCE SHEETS

    Mack-Cali Realty Corporation and Subsidiaries

    Dollars in thousands, except per share amounts
    December 31,


                                                                                                1998               1997
    ASSETS
    Rental property
      Land and leasehold interests                                                            $ 510,534        $ 374,242
      Buildings and improvements                                                              2,887,115        2,206,462
      Tenant improvements                                                                        64,464           44,596
      Furniture, fixtures and equipment                                                           5,686            4,316

                                                                                              3,467,799        2,629,616
    Less--accumulated depreciation and amortization                                            (177,934)        (103,133)
      Total rental property                                                                   3,289,865        2,526,483
    Cash and cash equivalents                                                                     5,809            2,704
    Investments in unconsolidated joint ventures                                                 66,508               --
    Unbilled rents receivable                                                                    41,038           27,438
    Deferred charges and other assets, net                                                       39,020           18,989
    Restricted cash                                                                               6,026            6,844
    Accounts receivable, net of allowance for doubtful accounts of $670 and $327                  3,928            3,736
    Mortgage note receivable                                                                         --            7,250
    Total assets                                                                             $3,452,194       $2,593,444


    LIABILITIES AND STOCKHOLDERS' EQUITY
    Mortgages and loans payable                                                              $1,420,931        $ 972,650
    Dividends and distributions payable                                                          40,564           28,089
    Accounts payable and accrued expenses                                                        33,253           31,136
    Rents received in advance and security deposits                                              29,980           21,395
    Accrued interest payable                                                                      2,246            3,489
      Total liabilities                                                                       1,526,974        1,056,759
    Minority interest of unitholders in Operating Partnership                                   501,313          379,245
    Commitments and contingencies

    STOCKHOLDERS' EQUITY:
    Preferred stock, 5,000,000 shares authorized, none issued                                        --               --
    Common stock, $.01 par value, 190,000,000 shares authorized,
      57,266,137 and 49,856,289 shares outstanding                                                  573              499
    Additional paid-in capital                                                                1,514,648        1,244,883
    Dividends in excess of net earnings                                                         (91,314)         (87,942)
      Total stockholders' equity                                                              1,423,907        1,157,440
    Total liabilities and stockholders' equity                                               $3,452,194       $2,593,444



    The accompanying notes are an integral part of these consolidated financial statements.

    CONSOLIDATED STATEMENTS OF OPERATIONS

    Mack-Cali Realty Corporation and Subsidiaries

    In thousands, except per share amounts
    Year Ended December 31,


                                                                                   1998              1997             1996
    REVENUES
    Base rents                                                                 $ 427,528         $ 206,215         $ 76,922
    Escalations and recoveries from tenants                                       51,981            31,130           14,429
    Parking and other                                                             10,712             6,910            2,204
    Interest income                                                                2,423             5,546            1,917
    Equity in earnings of unconsolidated joint ventures                            1,055                --               --
      Total revenues                                                             493,699           249,801           95,472

    EXPENSES
    Real estate taxes                                                             48,297            25,992            9,395
    Utilities                                                                     38,440            18,246            8,138
    Operating services                                                            62,967            30,912           12,129
    General and administrative                                                    25,572            15,862            5,800
    Depreciation and amortization                                                 78,916            36,825           14,731
    Interest expense                                                              88,043            39,078           13,758
    Non-recurring merger-related charges                                              --            46,519               --
      Total expenses                                                             342,235           213,434           63,951
    Income before gain on sale of rental property, minority interest
      and extraordinary item                                                     151,464            36,367           31,521
    Gain on sale of rental property                                                   --                --            5,658
    Income before minority interest and extraordinary item                       151,464            36,367           37,179
    Minority interest                                                             32,513            31,379            4,760
    Income before extraordinary item                                             118,951             4,988           32,419
    Extraordinary item--loss on early retirement of debt
      (net of minority interest's share of $297, $402 and $86)                    (2,373)           (3,583)            (475)
    Net income                                                                 $ 116,578           $ 1,405         $ 31,944
    BASIC EARNINGS PER SHARE:
      Income before extraordinary item                                            $ 2.13            $ 0.13           $ 1.76
      Extraordinary item--loss on early retirement of debt                         (0.04)            (0.09)           (0.03)
    Net income                                                                    $ 2.09            $ 0.04           $ 1.73
    DILUTED EARNINGS PER SHARE:
      Income before extraordinary item                                            $ 2.11            $ 0.12           $ 1.73
      EXTRAORDINARY item--loss on early retirement of debt                         (0.04)            (0.08)           (0.02)
    Net income                                                                    $ 2.07            $ 0.04           $ 1.71
    Dividends declared per common share                                           $ 2.10            $ 1.90           $ 1.75
    Basic weighted average shares outstanding                                     55,840            39,266           18,461
    Diluted weighted average shares outstanding                                   63,893            44,156           21,436



    The accompanying notes are an integral part of these consolidated financial statements.

    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

    Mack-Cali Realty Corporation and Subsidiaries



                                                                   Additional  Dividends in    Unamortized          Total
                                             Common Stock             Paid-In     Excess of          Stock  Stockholders'
    In thousands                         Shares      Par Value        Capital  Net Earnings   Compensation        Equity

    Balance at January 1, 1996           15,105          $ 151   $    192,971    $   (7,314)     $      --   $   185,808
      Net income                             --             --             --        31,944             --        31,944
      Dividends                              --             --             --       (37,666)            --       (37,666)
      Net proceeds from common
        stock offerings                  20,987            210        518,009            --             --       518,219
      Redemption of common units
      for shares of common stock            101              1          1,072            --             --         1,073
      Proceeds from stock options
        exercised                           126              1          2,000            --             --         2,001
    Balance at December 31, 1996         36,319            363        714,052       (13,036)            --       701,379
      Net income                             --             --             --         1,405             --         1,405
      Dividends                              --             --             --       (76,311)            --       (76,311)
      Net proceeds from common
        stock offerings                  13,000            130        488,986            --             --       489,116
      Issuance of Stock Award Rights
      and Stock Purchase Rights             351              4         12,522            --        (12,526)           --
      Amortization of stock
        compensation                         --             --             --            --         12,526        12,526
      Beneficial conversion feature          --             --         26,801            --             --        26,801
      Redemption of common units
      for shares of common stock              1             --             17            --             --            17
      Proceeds from stock options
        exercised                           337              4          7,183            --             --         7,187
      Repurchase of common stock           (152)            (2)        (4,678)           --             --        (4,680)
    Balance at December 31, 1997         49,856            499      1,244,883       (87,942)            --     1,157,440
      Net income                             --             --             --       116,578             --       116,578
      Dividends                              --             --             --      (119,950)            --      (119,950)
      Net proceeds from common
        stock offerings                   7,968             80        288,313            --             --       288,393
      Redemption of common units
      for shares of common stock             29             --          1,029            --             --         1,029
      Proceeds from stock options
        exercised                           268              3          5,472            --             --         5,475
      Repurchase of common stock           (855)            (9)       (25,049)           --             --       (25,058)
    Balance at December 31, 1998         57,266           $573     $1,514,648     $ (91,314)     $      --    $1,423,907


    The accompanying notes are an integral part of these consolidated financial statements.

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    Mack-Cali Realty Corporation and Subsidiaries

    In thousands
    Year Ended December 31,                                                      1998              1997             1996

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $ 116,578           $ 1,405         $ 31,944
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                          78,916            36,825           14,731
        Amortization of stock compensation                                         --            12,526               --
        Amortization of deferred financing costs                                1,580               983            1,081
        Equity in earnings of unconsolidated joint ventures                    (1,055)               --               --
        Gain on sale of rental property                                            --                --           (5,658)
        Minority interest                                                      32,513            31,379            4,760
        Extraordinary item--loss on early retirement of debt                    2,373             3,583              475
      Changes in operating assets and liabilities:
        Increase in unbilled rents receivable                                 (13,600)           (7,733)            (979)
        Increase in deferred charges and other assets, net                    (17,811)           (9,507)          (4,335)
        Increase in accounts receivable, net                                     (192)           (1,663)            (629)
        Increase in accounts payable and accrued expenses                       2,117            17,569            1,823
        Increase in rents received in advance and
      security deposits                                                         8,585            10,614            2,911
        (Decrease) increase in accrued interest payable                        (1,243)            2,161              699
      Net cash provided by operating activities                             $ 208,761          $ 98,142         $ 46,823

    CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to rental property                                           $ (692,766)        $(928,974)       $(318,145)
    Issuance of mortgage note receivable                                      (20,000)          (11,600)              --
    Repayment of mortgage note receivable                                      20,000                --               --
    Investments in unconsolidated joint ventures                              (58,844)               --               --
    Distributions from unconsolidated joint ventures                            1,725                --               --
    Proceeds from sale of rental property                                          --                --           10,324
    Decrease in restricted cash                                                   818             1,073               69
      Net cash used in investing activities                                $ (749,067)        $(939,501)       $(307,752)

    CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from mortgages and loans payable                              $1,525,758          $669,180         $272,113
    Repayments of mortgages and loans payable                              (1,098,065)         (442,185)        (294,819)
    Debt prepayment premiums and other costs                                       --            (1,812)            (312)
    Repurchase of common stock                                                (25,058)           (4,680)              --
    Redemption of common units                                                 (3,163)               --               --
    Payment of financing costs                                                (10,110)           (3,095)              --
    Net proceeds from common stock offerings                                  288,393           489,116          518,219
    Proceeds from stock options exercised                                       5,475             7,187            2,001
    Payment of dividends and distributions                                   (139,819)          (74,455)         (32,433)
      Net cash provided by financing activities                             $ 543,411          $639,256         $464,769
    Net increase (decrease) in cash and cash equivalents                      $ 3,105         $(202,103)        $203,840
    Cash and cash equivalents, beginning of period                              2,704           204,807              967
    Cash and cash equivalents, end of period                                  $ 5,809           $ 2,704         $204,807



    The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mack-Cali Realty Corporation and Subsidiaries
(dollars in thousands, except per share or unit amounts)

1)   ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of December 31, 1998, the Company owned or had interests in 249 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 27.8 million square feet, and are comprised of 157 office and 80 office/flex buildings totaling approximately 27.4 million square feet (which included four office properties and one office/flex property, aggregating 1.0 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and two land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Company and its majority-owned subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the "Operating Partnership"). See Investments in Unconsolidated Joint Ventures in Note 2 for the Company's treatment of unconsolidated joint venture interests. All significant intercompany accounts and transactions have been eliminated.

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

     Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

    Leasehold interests                              Remaining lease term

    Buildings and improvements                              5 to 40 years

    Tenant improvements                           The shorter of the term
                                      of the related lease or useful life

Furniture, fixtures and equipment                           5 to 10 years



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



INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions. See Note 4.

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

DEFERRED FINANCING COSTS

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,580, $983 and $1,081 for the years ended December 31, 1998, 1997 and 1996, respectively.

DEFERRED LEASING COSTS

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. Such compensation, which is capitalized and amortized, approximated $3,509, $1,859 and $490 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs (see
Note 13).

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

     In certain situations, the Company uses forward treasury lock agreements to mitigate the potential effects of changes in interest rates for prospective transactions. Gains and losses are deferred and amortized as adjustments to interest expense over the remaining life of the associated debt to the extent that such debt remains outstanding.

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

DIVIDENDS AND DISTRIBUTIONS PAYABLE

The dividends and distributions payable at December 31, 1998 represents dividends payable to shareholders of record on January 6, 1999 (57,266,737 shares), distributions payable to minority interest common unitholders (9,086,585 common units) on that same date and preferred distributions to preferred unitholders (250,256 preferred units) for the fourth quarter 1998. The fourth quarter 1998 dividends and common unit distributions of $0.55 per share and per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on December 15, 1998 and paid on January 26, 1999.

     The dividends and distributions payable at December 31, 1997 represents dividends payable to shareholders of record on January 5, 1998 (49,856,289 shares), distributions payable to minority interest common unitholders (6,097,477 common units) on that same date and preferred distributions to preferred unitholders (230,562 preferred units) for the fourth quarter 1997. The fourth quarter 1997 dividends and common unit distributions of $0.50 per share and per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit (pro-rated for units issued during the quarter), were approved by the Board of Directors on December 17, 1997 and paid on January 16, 1998.

EXTRAORDINARY ITEM

Extraordinary item represents the effect resulting from the early settlement of certain debt obligations, including related deferred financing costs, prepayment penalties, yield maintenance payments and other related items.

UNDERWRITING COMMISSIONS AND COSTS

Underwriting commissions and costs incurred in connection with the Company's stock offerings are reflected as a reduction of additional paid-in-capital.

STOCK OPTIONS

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FASB No. 123"). See Note 14.

NON-RECURRING CHARGES

The Company considers non-recurring charges as costs incurred specific to significant non-recurring events that materially distort the comparative measurement of the Company's performance.

3)   ACQUISITIONS/TRANSACTIONS

1998 TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS The Company acquired the following operating properties during the year ended December 31, 1998:


ACQUISITION                                                                             # OF    RENTABLE   INVESTMENT BY
DATE       PROPERTY/PORTFOLIO NAME                LOCATION                             BLDGS.  SQUARE FEET  COMPANY(A)

OFFICE

2/05/98    500 West Putnam Avenue(b)              Greenwich, Fairfield County, CT         1      121,250   $ 20,125
2/25/98    10 Mountainview Road                   Upper Saddle River, Bergen County, NJ   1      192,000     24,754
3/12/98    1250 Capital of Texas Highway South    Austin, Travis County, TX               1      270,703     37,266
3/27/98    Prudential Business Campus(c)          Parsippany, Morris County, NJ           5      703,451    130,437
3/27/98    Pacifica Portfolio--Phase I(d)(e)       Denver & Colorado Springs, CO         10      620,017     74,966
3/30/98    Morris County Financial Center         Parsippany, Morris County, NJ           2      301,940     52,763
5/13/98    3600 South Yosemite                    Denver, Denver County, CO               1      133,743     13,555
5/22/98    500 College Road East(f)               Princeton, Mercer County, NJ            1      158,235     21,334
6/01/98    1709 New York Ave./1400 L Street N.W.  Washington, D.C.                        2      325,000     90,385
6/03/98    400 South Colorado Boulevard           Denver, Denver County, CO               1      125,415     12,147
6/08/98    Pacifica Portfolio--Phase II(d)(e)(g)   Denver & Colorado Springs, CO          6      514,427     85,910
7/16/98    4200 Parliament Drive(h)               Lanham, Prince George's County, MD      1      122,000     15,807
9/10/98    40 Richards Avenue(d)                  Norwalk, Fairfield County, CT           1      145,487     19,587
9/15/98    Seven Skyline Drive(i)                 Hawthorne, Westchester County, NY       1      109,000     13,379


TOTAL OFFICE PROPERTY ACQUISITIONS:                                                      34    3,842,668   $612,415

OFFICE/FLEX

1/30/98    McGarvey Portfolio(j)                  Moorestown, Burlington County, NJ      17      748,660   $ 47,526
7/14/98    1510 Lancer Road(k)                    Moorestown, Burlington County, NJ       1       88,000      3,700

TOTAL OFFICE/FLEX PROPERTY ACQUISITIONS:                                                 18      836,660   $ 51,226
TOTAL OPERATING PROPERTY ACQUISITIONS:                                                   52    4,679,328   $663,641



PROPERTIES PLACED IN SERVICE The Company placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1998:


    DATE PLACED                                                                              # OF   RENTABLE   INVESTMENT BY
    IN SERVICE PROPERTY NAME                          LOCATION                             BLDGS.  SQUARE FEET   COMPANY(A)

    OFFICE

    1/15/98    224 Strawbridge Drive                  Moorestown, Burlington County, NJ         1       74,000    $ 7,796
    8/01/98    228 Strawbridge Drive                  Moorestown, Burlington County, NJ         1       74,000      7,986

    TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                                  2      148,000    $15,782

    OFFICE/FLEX

    6/08/98    Two Center Court                       Totowa, Passaic County, NJ                1       30,600    $ 2,231
    10/23/98   650 West Avenue                        Stamford, Fairfield County, CT            1       40,000      4,952

    TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                             2       70,600    $ 7,183
    TOTAL PROPERTIES PLACED IN SERVICE:                                                         4      218,600    $22,965



(a) Unless otherwise noted, transactions were funded by the Company with funds primarily made available through draws on the Company's credit facilities.

(b) The acquisition was funded with cash as well as the assumption of mortgage debt (estimated fair value of approximately $12,104, with annual effective interest rate of 6.52 percent.)

(c) The acquisition was funded primarily from proceeds received from the sale of 2,705,628 shares of common stock (see Note 14). Also included in the acquisition, but excluded from this schedule, are (i) Nine Campus Drive, which the Company has a 50 percent interest through an unconsolidated joint venture (see Note 4), and (ii) developable land adjacent to the acquired portfolio (see "Redevelopment Properties/Developable Land Acquisitions.")

(d) The acquisition was funded with cash and the issuance of common units to the seller (see Note 9).

(e) The Company may be required to pay additional consideration due to earn-out provisions in the agreement. William L. Mack, a director and equity holder of the Company, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio. The Company is under contract to acquire two remaining office buildings, encompassing 95,360 square feet (for an aggregate price of approximately $12,300).

(f) The property was acquired subject to a ground lease, which is prepaid through 2031, and has two 10-year renewal options, at rent levels as defined in the lease agreement.

(g) Also included in the acquisition, but excluded from this schedule, is developable land adjacent to the acquired portfolio (see "Redevelopment Properties/Developable Land Acquisitions.")

(h) Includes land adjacent to the operating property, which may be sub-divided for future development.

(i) The property was acquired through the exercise of a purchase option obtained in the RM Transaction.The acquisition was funded with cash, net of the repayment by the seller of the remaining balance of the RM Note Receivable (see Note 7).

(j) The acquisition was funded with cash as well as the assumption of mortgage debt (aggregate estimated fair value of approximately $8,354, with weighted average annual effective interest rate of 6.24 percent.) The Company is under contract to acquire an additional four office/flex properties and has a right of first refusal to acquire six additional office/flex properties.

(k) The property was acquired through the exercise of a purchase option obtained in the acquisition of the McGarvey portfolio in January 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mack-Cali Realty Corporation and Subsidiaries
(dollars in thousands, except per share or unit amounts)

REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND ACQUISITIONS On January 23, 1998, the Company acquired 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,341, funded from the Company's cash reserves. In October 1998, the Company completed and placed in service a 40,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service.")

     On February 2, 1998, the Company acquired 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey. The building was acquired for approximately $5,164, which was made available from drawing on one of the Company's credit facilities. The Company is currently redeveloping the property for future lease-up and operation.

     On March 27, 1998, as part of the purchase of the Prudential Business Campus (see "Operating Property Acquisitions"), the Company acquired approximately 95 acres of vacant land adjacent to the operating properties for approximately $27,500.

     On June 8, 1998, as part of the Pacifica portfolio-phase II acquisition (see "Operating Property Acquisitions"), the Company acquired vacant land adjacent to the operating properties for approximately $2,006.

     On September 4, 1998, the Company acquired approximately 128 acres of vacant land located at the Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey, through the exercise of a purchase option obtained in the Company's acquisition of the Horizon Center Business Park in November 1995. The land was acquired for approximately $1,698, which was funded from the Company's cash reserves.

     On November 10, 1998, the Company acquired approximately 10.1 acres of land located at Three Vaughn Drive, Princeton, Mercer County, New Jersey. The Company acquired the land for approximately $2,146, which was funded from the Company's cash reserves.

     On December 3, 1998, the Company acquired approximately 2.7 acres of land located at 12 Skyline Drive, Hawthorne, Westchester County, New York. The Company acquired the land for approximately $1,540, which was funded from the Company's cash reserves.

1997 TRANSACTIONS

On January 31, 1997, the Company acquired 65 properties, aggregating approximately 4.1 million square feet, ("RM Properties") from Robert Martin Company, LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction ("RM Transaction") was financed through the assumption of $185,283 of mortgage indebtedness, the payment of approximately $220,000 in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 common units, valued at $43,788.

     On December 11, 1997, the Company acquired 54 office properties, aggregating approximately 9.2 million square feet, ("Mack Properties") from the Mack Company and Patriot American Office Group, pursuant to a Contribution and Exchange Agreement ("Agreement"), for a total cost of approximately $1,102,024 ("Mack Transaction"). With the completion of the Mack Transaction, the Cali Realty Corporation name was changed to Mack-Cali Realty Corporation, and the name of the Operating Partnership was changed from Cali Realty, L.P. to Mack-Cali Realty, L.P.

     The total cost of the Mack Transaction was financed as follows: (i) $498,757 in cash made available from the Company's cash reserves and from the $200,000 Prudential Term Loan (see Note 8), (ii) $291,879 in debt assumed by the Company ("Mack Mortgages"), (iii) the issuance of 1,965,886 common units, valued at approximately $66,373, (iv) the issuance of 15,237 Series A preferred units and 215,325 Series B preferred units, valued at approximately $236,491 (collectively, the "Preferred Units"), (v) warrants to purchase 2,000,000 common units ("Unit Warrants"), valued at approximately $8,524, and (vi) the issuance of Contingent Units (see Note 9).

     In accordance with the Agreement, Thomas A. Rizk remained Chief Executive Officer and resigned as President of the Company, and Mitchell E. Hersh was appointed as President and Chief Operating Officer. The Company's other officers retained their existing positions and responsibilities, except that Brant Cali resigned as Chief Operating Officer and John R. Cali resigned as Chief Administrative Officer. Brant Cali and John R. Cali remained as officers of the Company as Executive Vice Presidents.

     Entering into new employment agreements with the Company after the Mack Transaction were Thomas A. Rizk, Mitchell E. Hersh, Brant Cali and John R. Cali. Entering into amended and restated employment agreements were Roger W. Thomas, as Executive Vice President, General Counsel and Secretary, Barry Lefkowitz, as Executive Vice President and Chief Financial Officer and Timothy M. Jones, as Executive Vice President.

     In connection with the Mack Transaction, under each of the Company's executive officer's then existing employment agreements, due to a change of control of the Company (as defined in each employment agreement), each of the aforementioned officers received the benefit of the acceleration of (i) the immediate vesting and issuance of his restricted stock, including tax gross-up payments associated therewith, (ii) the forgiveness of his Stock Purchase Rights loan, including tax gross-up payments associated therewith, and (iii) the vesting of his unvested employee stock options and warrants. Additionally, under each of Thomas Rizk's, Brant Cali's and John R. Cali's employment agreements with the Company, each of these officers became entitled to receive certain severance-type payments, as a result of certain provisions in each of their agreements, triggered as a result of the Mack Transaction. Finally, certain officers and employees of the Company were given transaction-based payments as a reward for their efforts and performance in connection with the Mack Transaction. The total expense associated with the acceleration of vesting of restricted stock, the forgiveness of Stock Purchase Rights loans, and the payment of certain severance-type payments, as well as performance payments and related tax-obligation payments, which were approved by the Company's Board of Directors and which took place simultaneous with completion of the Mack Transaction, totaled $45,769. Such expenses are included in non-recurring merger-related charges for the year ended December 31, 1997, (see Note 14).

     In 1997, the Company also acquired 13 additional office and office/flex properties, aggregating approximately 1.5 million square feet, in nine separate transactions with separate sellers, for an aggregate cost of approximately $204,446. Such acquisitions were funded primarily from drawings on the Company's credit facilities.

1996 TRANSACTIONS

In 1996, the Company acquired 15 office properties and placed in service two office/flex properties, totaling approximately 3.3 million square feet, for a total cost of approximately $451,623. The acquired and placed in service properties are all located in New Jersey and Pennsylvania. Concurrently with the acquisition of 103 Carnegie Center in Princeton, Mercer County, New Jersey, the Company sold its office building at 15 Essex Road in Paramus, Bergen County, New Jersey. The concurrent transactions with unrelated parties qualified as a tax-free exchange, as the Company used substantially all of the proceeds from the sale of 15 Essex Road to acquire 103 Carnegie Center.

4)   INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)

On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Prudential Business Campus office complex in Parsippany, Morris County, New Jersey (see Note 3). The Company performs management and leasing services for the property owned by the joint venture and received $114 in fees for such services in 1998.

HPMC (CONTINENTAL GRAND II/SUMMIT RIDGE/LAVA RIDGE)

On April 23, 1998, the Company entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture named HPMC Lava Ridge Partners, L.P. with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a
4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of a 132,000 square-foot office/flex property. HPMC Lava Ridge Partners, L.P. has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a 12.1 acre site located in Roseville, Placer County, California. The Company is required to make capital contributions to the ventures totaling up to $26,566, pursuant to the partnership agreements. Among other things, the partnership agreements provide for a preferred return on the Company's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

G&G MARTCO (CONVENTION PLAZA)

On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 9), as well as funds drawn from the Company's credit facilities. The Company performs management and leasing services for the property owned by the joint venture and received $20 in fees for such services in 1998.

AMERICAN FINANCIAL EXCHANGE L.L.C.

On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Corp. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside property. The Company holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Company's Harborside property and Manhattan.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)

On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. The office/flex building is being redeveloped for future lease-up and operation. The Company holds a 50 percent interest in the joint venture.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/ 2100 WEST LOOP SOUTH)

On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts.The Company performs management and leasing services for the properties owned by the joint venture and received $30 in fees for such services in 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mack-Cali Realty Corporation and Subsidiaries
(dollars in thousands, except per share or unit amounts)

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company has investment interests as of December 31, 1998:


                                                                                AMERICAN
                                                                         G&G    FINANCIAL     RAMLAND   ASHFORD   COMBINED
                                             PRU-BETA 3     HPMC      MARTCO     EXCHANGE      REALTY      LOOP      TOTAL
Assets:
 Rental property, net                          $ 22,711   $ 30,278   $ 11,099    $ 10,621   $  8,467   $ 19,166   $102,342
 Other assets                                     3,995      1,097      4,058         389      1,101        378     11,018
 Total assets                                  $ 26,706   $ 31,375   $ 15,157    $ 11,010   $  9,568   $ 19,544   $113,360

Liabilities and partners'/ members' capital:
 Mortgage payable                                   $--   $    632   $ 39,762         $--        $--        $--   $ 40,394
 Other liabilities                                  484      3,522      2,096          79          6        509      6,696
 Partners'/members' capital                      26,222     27,221    (26,701)     10,931      9,562     19,035     66,270

 Total liabilities and
  partners'/members' capital                   $ 26,706   $ 31,375   $ 15,157    $ 11,010   $  9,568   $ 19,544   $113,360

 Company's net investment in
 unconsolidated joint ventures                 $ 17,980   $ 17,578   $ 10,964    $ 10,983   $  4,851   $  4,152   $ 66,508



     The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the year ended December 31, 1998:



                                                                          AMERICAN
                                                                    G&G  FINANCIAL     RAMLAND     ASHFORD   COMBINED
                                     PRU-BETA 3        HPMC      MARTCO   EXCHANGE      REALTY        LOOP      TOTAL
Total revenues                           $3,544          $--     $4,103       $490          $--       $659     $8,796

Operating and other expenses             (1,124)         --      (1,704)       (35)         --        (286)    (3,149)
Depreciation and amortization            (1,000)         --        (604)        --          --         (76)    (1,680)
Interest expense                             --          --      (2,097)        --          --          --     (2,097)

Net income (loss)                        $1,420          $--     $ (302)      $455          $--       $297     $1,870

Company's equity in earnings (loss) of
 unconsolidated joint ventures            $ 723          $--     $ (182)      $455          $--       $ 59     $1,055



5)   DEFERRED CHARGES AND OTHER ASSETS


DECEMBER 31,                            1998        1997
Deferred leasing costs              $ 35,151    $ 20,297
Deferred financing costs               9,962       3,640

                                      45,113      23,937
Accumulated amortization             (13,527)     (9,535)

Deferred charges, net                 31,586      14,402
Prepaid expenses and other assets      7,434       4,587

Total deferred charges and other
 assets, net                        $ 39,020    $ 18,989


6)   RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:


DECEMBER 31,                       1998     1997
Security deposits                $5,696   $5,566
Escrow and other reserve funds      330    1,278

Total restricted cash            $6,026   $6,844


7)   MORTGAGE NOTE RECEIVABLE

In connection with the RM Transaction on January 31, 1997, the Company provided a $11,600 non-recourse mortgage loan ("RM Note Receivable") to entities controlled by the RM principals, which bore interest at an annual rate of 450 basis points over the one-month London Inter-Bank Offered Rate ("LIBOR") (5.75 percent at December 31, 1998). The RM Note Receivable, which was secured by two properties under purchase options ("Option Properties") and guaranteed by certain of the RM principals, was scheduled to mature on February 1, 2000. In conjunction with the acquisition of one of the Option Properties on August 15, 1997, the sellers of the property, certain RM principals, prepaid $4,350 of the RM Note Receivable. The RM Note Receivable was subsequently prepaid in full in connection with the acquisition of the second Option Property on September 15, 1998 (see Note 3). The Company received a prepayment fee of $152 with the retirement of the RM Note Receivable.

     On March 6, 1998, prior to the completion of the Pacifica portfolio-phase I acquisition, the Company provided a $20,000 mortgage loan to an entity controlled by certain principals of Pacifica Holding Company. The mortgage loan was secured by an office property in California and bore interest at an annual rate of 9.25 percent. The mortgage loan was subsequently prepaid in full by the borrower on June 10, 1998. The Company received a prepayment fee of $200 with the retirement of the mortgage loan.

8)   MORTGAGES AND LOANS PAYABLE

DECEMBER 31,                              1998         1997
Prudential Mortgages                $  210,265   $  262,205
TIAA Mortgage                          185,283      185,283
Harborside Mortgages                   150,000      150,000
Mitsubishi Mortgages                    72,204       72,204
CIGNA Mortgages                         46,989       86,650
Other Mortgages                         78,440       88,474
Revolving Credit Facilities            671,600      122,100
Contingent Obligation                    6,150        5,734
Total mortgages and loans payable   $1,420,931   $  972,650


Prudential Mortgages

The Company has mortgage debt from Prudential and its subsidiaries ("Prudential Mortgages") aggregating $210,265 and $262,205 as of December 31, 1998 and 1997, respectively, comprised of the following:

     On April 30, 1998, the Company obtained a $150,000, interest-only, non-recourse mortgage loan from Prudential ("$150,000 Prudential Mortgage Loan"). The loan, which is secured by 12 of the Company's properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Company has the option to convert the mortgage loan to unsecured debt as a result of the achievement of an investment grade credit rating. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance. The proceeds of the new loan were used, along with funds drawn from the Company's credit facilities, to retire the Prudential Term Loan (as defined below), as well as approximately $48,224 of certain other mortgages.

     The Company also has certain other non-recourse mortgage debt, aggregating $60,265 and $62,205 in principal as of December 31, 1998 and 1997, respectively, with Prudential. Such mortgages, which are secured by three properties, bear interest at a weighted average fixed rate of 8.25 percent per annum. The mortgages require monthly payments of interest and principal, and mature between October 2003 and October 2005.

     On December 10, 1997, the Company obtained a $200,000 term loan ("Prudential Term Loan") from Prudential Securities Corp. ("PSC"). The proceeds of the loan were used to fund a portion of the cash consideration in completion of the Mack Transaction. The loan had a one-year term and interest payments were required monthly at an interest rate of 110 basis points over one-month LIBOR. The Prudential Term Loan was retired in April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Prudential Term Loan, an extraordinary loss of $46, net of minority interest's share of the loss ($6), was recorded for the year ended December 31, 1998.

TIAA MORTGAGE

In connection with the RM Transaction on January 31, 1997, the Company assumed a $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America ("TIAA"), with interest only payable monthly at a fixed annual rate of 7.18 percent ("TIAA Mortgage"). The TIAA Mortgage is secured and cross-collateralized by 43 of the RM Properties and matures in December 2003. The Company has the option to convert, without any yield maintenance obligation or prepayment premium, the TIAA Mortgage to unsecured public debt as a result of the achievement of an investment grade credit rating. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance which is 100 basis points over United States Treasury obligations of similar maturity to the remaining maturity of the TIAA Mortgage at the time prepayment is being sought.

HARBORSIDE MORTGAGES

In connection with the acquisition of Harborside Financial Center ("Harborside") on November 4, 1996, the Company assumed existing mortgage debt and was provided seller-financed mortgage debt aggregating $150,000. The existing non-recourse mortgage financing, with a principal balance of $101,852 and $104,768 as of December 31, 1998 and 1997, respectively, bears interest at an annual fixed rate of 7.32 percent and matures in January 2006. The seller-provided mortgage financing, with a principal balance of $48,148 and $45,232 as of December 31, 1998 and 1997, respectively, matures in January 2006 and currently bears interest at an annual rate of 6.99 percent. The interest rate on the seller-provided financing will be reset at the end of the third and sixth loan years based on the yield of the interpolated three-year treasury note at that time with spreads of 110 basis points in years four through six and 130 basis points in years seven through maturity. See "Interest Rate Contracts."

MITSUBISHI MORTGAGES

The Company has non-recourse, variable-rate mortgage debt aggregating $72,204 in principal as of December 31, 1998 and 1997 with Mitsubishi Trust and Banking Corporation ("Mitsubishi Mortgages"). Such mortgages assumed in the Mack Transaction, which are secured by two of the Mack Properties, bear interest at a variable rate of 65 basis points over LIBOR and mature between January 2008 and January 2009.

CIGNA MORTGAGES

The Company has non-recourse mortgage debt aggregating $46,989 and $86,650 in principal as of December 31, 1998 and 1997, respectively, with Connecticut General Life Insurance Company ("CIGNA Mortgages"). Such mortgages assumed in the Mack Transaction, which are secured by three of the Mack Properties, bear interest at a weighted average annual fixed rate of 7.79 percent and require monthly payments of interest and principal on various term amortization schedules. The various mortgages mature between March 1999 and October 2003. In 1998, the Company retired certain of the CIGNA Mortgages with an aggregate principal balance of $37,773, of which $27,886 was made available from the $150,000 Prudential Mortgage Loan and $9,887 from drawing on the Company's credit facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mack-Cali Realty Corporation and Subsidiaries
(dollars in thousands, except per share or unit amounts)

OTHER MORTGAGES

The Company has mortgage debt aggregating $78,440 and $88,474 in principal as of December 31, 1998 and 1997, respectively, with six different lenders, all of which were assumed in the Mack Transaction as well as certain 1998 property acquisitions, and are secured by 11 individual properties ("Other Mortgages"). The Other Mortgages bear interest at a weighted average annual fixed effective rate of 6.95 percent. Certain of the mortgages require monthly payments of principal, in addition to interest on various term amortization schedules. The Other Mortgages mature between May 1999 and October 2005. Variable rate debt included in Other Mortgages at December 31, 1997, aggregating $20,338, which bore interest at 115 basis points over LIBOR, was retired in April 1998, simultaneous with the Company obtaining the $150,000 Prudential Mortgage Loan. On account of prepayment fees, legal fees and other costs incurred in the retirement of certain of the Other Mortgages in April 1998, an extraordinary loss of $124, net of minority interest's share of the loss ($16), was recorded for the year ended December 31, 1998.

REVOLVING CREDIT FACILITIES

ORIGINAL UNSECURED FACILITY On August 6, 1997, the Company obtained an unsecured revolving credit facility ("Original Unsecured Facility") in the amount of $400,000 from a group of 13 lender banks. The facility carried a three-year term and bore interest at 125 basis points over one-month LIBOR.

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

   The Company had outstanding borrowings of $122,100 at December 31, 1997, under the Original Unsecured Facility. The Original Unsecured Facility was repaid in full and retired in connection with the Company obtaining the 1998 Unsecured Facility in April 1998, as described below. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Original Unsecured Facility, an extraordinary loss of $2,203, net of minority interest's share of the loss ($275), was recorded for the year ended December 31, 1998.

1998 UNSECURED FACILITY On April 17, 1998, the Company repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility ("1998 Unsecured Facility") in the amount of $870,000 from a group of 26 lender banks. In July 1998, the 1998 Unsecured Facility was expanded to $900,000 with the addition of two new lender banks into the facility, bringing the total number of participants to 28. In December 1998, the 1998 Unsecured Facility was further expanded to $1,000,000. The 1998 Unsecured Facility has a three-year term and bore interest at 110 basis points over LIBOR. In November 1998, with the Company's achievement of investment grade unsecured debt ratings, the interest rate was reduced to 90 basis points over LIBOR.

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

The lending group for the 1998 Unsecured Facility consists of: The Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; PNC Bank, N.A. and NationsBank, as documentation agents; Bankers Trust, Commerzbank, AG, The First National Bank of Chicago and First Union National Bank, as managing agents; Creditanstalt Corporate Finance, Inc., Dresdner Bank, AG, European American Bank, HypoBank, Societe Generale and Summit Bank, as co-agents; and Kredietbank, N.V., Key Bank N.A., Mellon Bank, N.A., The Bank of New York, Citizens Bank of Rhode Island, Crestar Bank, DG Bank Deutsche, The Tokai Bank Limited, USTrust, Bayerische Landesbank Girozentrale, LaSalle National Bank, Erste Bank, BankLeumi USA and Bank One, Arizona, NA.

PRUDENTIAL FACILITY The Company has a revolving credit facility ("Prudential Facility") from PSC in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of December 31, 1999. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership. The Company had no outstanding borrowings at December 31, 1998 and 1997 under the Prudential Facility.

CONTINGENT OBLIGATION

As part of the Harborside acquisition in November 1996, the Company agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. The Company is currently in the pre-development phase of a long-range plan to develop the Harborside site on a multi-property, multi-use basis.

     For the year ended December 31, 1998, interest was imputed on the Contingent Obligation, thereby increasing the balance of the Contingent Obligation from $5,734 as of December 31, 1997 to $6,150 as of December 31, 1998.

Mortgage Financing

     On August 12, 1997, the Company retired certain mortgage financing ("Mortgage Financing") with funds made available primarily from drawing on the Original Unsecured Facility. On account of prepayment fees, loan origination fees, legal fees and other costs incurred in the retirement of the Mortgage Financing, an extraordinary loss of $3,583, net of minority interest's share of the loss ($402), was recorded for the year ended December 31, 1997.

INTEREST RATE CONTRACTS

On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to
6.285 percent per annum on a notional amount of $24,000 through August 1999.

     On January 23, 1996, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixed the Company's one-month LIBOR base to 5.265 percent per annum on a notional amount of $26,000. The swap agreement expired in January 1999.

     On November 20, 1997, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 5.88 percent per annum for the interpolated seven-year U.S. Treasury Note effective March 1, 1998, on a notional amount of $150,000. The agreement was used to fix the interest rate on the $150,000 Prudential Mortgage Loan. The Company settled the agreement on March 2, 1998 for $2,035 which is being amortized to interest expense over the term of the $150,000 Prudential Mortgage Loan.

     On October 1, 1998, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement will be used to fix the Index Rate on $50,000 of the Harborside Mortgages, for which the company's interest rate re-sets for three years beginning November 4, 1999 to the three-year U.S. Treasury Note plus 110 basis points (see "Harborside Mortgages").

     The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Company does not anticipate non-performance by any of the counter parties. The Company is also exposed to market risk from the movement in interest rates pertaining to the forward treasury rate lock agreement.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments and related weighted average interest rates on the mortgages and loans payable, as of December 31, 1998, are as follows:


                                                                     WEIGHTED AVG.
                             SCHEDULED   PRINCIPAL                INTEREST RATE OF
YEAR                      AMORTIZATION  MATURITIES    TOTAL   FUTURE REPAYMENTS(A)
1999                      $    3,653   $   51,797   $   55,450      7.36%
2000                           3,651        5,418        9,069      7.30%
2001                           3,792      675,811      679,603      6.66%
2002                           3,969        7,814       11,783      7.10%
2003                           4,315      206,971      211,286      7.31%
Thereafter                     5,279      448,461      453,740      7.10%

Totals/Weighted Average   $   24,659   $1,396,272   $1,420,931      6.93%


(a) Assumes LIBOR rate at December 31, 1998 of 5.75 percent in calculating credit line and other variable rate debt interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mack-Cali Realty Corporation and Subsidiaries
(dollars in thousands, except per share or unit amounts)

LOAN COMMITMENTS

The Company has obtained mortgage commitments amounting to $45,500 to refinance two of the CIGNA Mortgages with principal balances aggregating $35,940 maturing in 1999. The new mortgages will have a weighted average effective interest rate of 6.91 percent per annum, versus the average rate of 7.60 percent per annum for the maturing mortgages.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 1998, 1997 and 1996 was $92,441, $36,917 and $12,096, respectively. Interest capitalized by the Company for the years ended December 31, 1998, 1997 and 1996 was $3,547, $820 and $118, respectively.

9)   MINORITY INTEREST

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

     During 1998, the Company issued 19,694 additional Preferred Units (11,895 of Series A and 7,799 of Series B), convertible into 568,369 common units and valued at approximately $20,200, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent Preferred Units. Such Preferred Units carry the identical terms as those issued in the Mack Transaction. As of December 31, 1998, there are no contingent Preferred Units outstanding, as all contingent Preferred Units were redeemed for Preferred Units.

     In January 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

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

     During 1998, the Operating Partnership redeemed a total of 82,880 common units in exchange for an aggregate of $3,163 in cash. Additionally, the Operating Partnership redeemed an aggregate of 29,300 common units for an equivalent number of shares of common stock in the Company.

     As described in Note 3, the Company issued an aggregate of 3,408,532 common units in 1997 in connection with the completion of the RM Transaction, the Mack Transaction and a 1997 single-property acquisition.

     On March 26, 1998, in connection with the Pacifica portfolio-phase I acquisition, the Company issued 100,175 common units, valued at approximately $3,779.

     On April 30, 1998, in connection with the acquisition of a 49.9 percent interest in the G&G Martco joint venture (see Note 4), the Company issued 218,105 common units, valued at approximately $8,334.

     On June 8, 1998, in connection with the Pacifica portfolio-phase II acquisition, the Company issued 585,263 common units, valued at approximately $20,753.

     On July 20, 1998, in connection with the expansion of one of the Mack Properties, the Company issued 52,245 common units, valued at approximately $1,632.

     On September 10, 1998, in connection with the acquisition of 40 Richards Avenue, the Company issued 414,114 common units, valued at approximately $12,615.

     During 1998, the Company also issued 1,731,386 common units, valued at approximately $58,936, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units. There were 275,046 contingent common units outstanding as of December 31, 1998.

     In January 1999, the Operating Partnership redeemed an aggregate of 1,000,000 common units for an equivalent number of shares of common stock in the Company.

CONTINGENT COMMON & PREFERRED UNITS

In conjunction with the completion of the Mack Transaction (see Note 3), 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units. Such Contingent Units have no voting, distribution or other rights until such time as they are redeemed into common units, Series A Preferred Units, and Series B Preferred Units, respectively. Redemption of such Contingent Units shall occur upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity. When Contingent Units are redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the units issued. On account of certain of the performance goals having been achieved during 1998, the Company redeemed 1,731,386 contingent common units and 19,694 contingent Preferred Units and issued an equivalent number of common and Preferred Units, as indicated above. There were no contingent Preferred Units outstanding and 275,046 contingent common units outstanding as of December 31, 1998.

UNIT WARRANTS

As described in Note 3, in connection with the funding of the Mack Transaction, the Company granted warrants to purchase 2,000,000 common units. The Unit Warrants are exercisable at any time after one year from the date of their issuance and prior to the fifth anniversary date thereof at an exercise price of $37.80 per common unit.

MINORITY OWNERSHIP

As of December 31, 1998 and 1997, the minority interest common unitholders owned
13.7 percent (22.2 percent, including the effect of the conversion of Preferred Units into common units) and 10.9 percent (20.4 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

10)  EMPLOYEE BENEFIT PLAN

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

11) DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 1998 and 1997. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values.

     Mortgages and loans payable had an aggregate carrying value of $1,420,931 and $972,650 as of December 31, 1998 and 1997, respectively, which approximates their estimated aggregate fair value (excluding prepayment penalties) based upon then current interest rates for debt with similar terms and remaining maturities.

     The estimated amount to be received/(paid) to settle the Company's interest rate contracts at December 31, 1998 and 1997, based on quoted market prices of comparable contracts, was $339 and ($1,404), respectively.

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1998 and current estimates of fair value may differ significantly from the amounts presented herein.

12) COMMITMENTS AND CONTINGENCIES

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

HARBORSIDE FINANCIAL CENTER PROPERTY Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Company as part of the acquisition of the property in November 1996, the Company is required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. Such PILOT totaled $2,570, $2,502 and $393 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mack-Cali Realty Corporation and Subsidiaries
(dollars in thousands, except per share or unit amounts)

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Company is the lessee, as of December 31, 1998, are as follows:


    Year                                              Amount

    1999                                             $   422
    2000                                                 425
    2001                                                 427
    2002                                                 427
    2003                                                 427
    Thereafter                                        21,934
    Total                                            $24,062


OTHER CONTINGENCIES

On December 10, 1997, a Shareholder's Derivative Action was filed in Maryland Court on behalf of a shareholder. The complaint questioned certain executive compensation decisions made by the Company's Board of Directors in connection with the Mack Transaction. The Board's compensation decisions were discussed in the proxy materials distributed in connection with the Mack Transaction and were approved by in excess of 99 percent of the voting shareholders. Although the Company believed that this lawsuit was factually and legally baseless, the Company on May 4, 1998 agreed to a settlement which included making certain changes to employment agreements of certain of its executive officers. The Company incurred $750 in costs associated with this action, which was provided for at December 31, 1997.

     The Company is a defendant in other certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

13) TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2016. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

     Future minimum rentals to be received under non-cancelable operating leases at December 31, 1998, are as follows:

    YEAR                                              AMOUNT
    1999                                          $  432,060
    2000                                             391,417
    2001                                             329,843
    2002                                             281,748
    2003                                             220,576
    Thereafter                                       825,762
    Total                                         $2,481,406


14) STOCKHOLDERS' EQUITY

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

COMMON STOCK

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

     On February 25, 1998, the Company completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92,194 (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities and fund the acquisition of 10 Mountainview Road (see Note 3).

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

     On December 31, 1998, the Company completed an offer and sale of 132,710 shares of its common stock, using the net proceeds of approximately $3,940 for general corporate purposes.

     On August 6, 1998, the Board of Directors of the Company authorized a share repurchase program ("Repurchase Program") under which the Company was permitted to purchase up to $100,000 of the Company's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. For the year ended December 31, 1998, the Company purchased, for constructive retirement 854,700 shares of its outstanding common stock for an aggregate cost of approximately $25,058. Concurrent with these purchases, the Company sold to the Operating Partnership 854,700 common units for approximately $25,058.

REGISTRATION STATEMENTS

The Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for an aggregate of $2.0 billion in equity securities of the Company, which was declared effective in January 1998.

     The Company and the Operating Partnership filed a shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, which was declared effective in September 1998.

     The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("Plan"), which was declared effective in February 1999. The Plan commenced on March 1, 1999.

STOCK OPTION PLANS

In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1998, 1997 and 1996 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 1998, and 1997, the stock options outstanding had a weighted average remaining contractual life of approximately 8.5 and 9.0 years, respectively.

     As a result of certain provisions contained in certain of the Corporation's executive officers' employment agreements, on December 11, 1997, the Mack Transaction triggered the accelerated vesting of unvested stock options held by such officers on that date.

     Information regarding the Company's stock option plans is summarized below:


                                                  WEIGHTED
                                       SHARES      AVERAGE
                                        UNDER     EXERCISE
                                      OPTIONS        PRICE
Outstanding at January 1, 1995        625,000    $   17.23
 Granted                              230,200        17.69
 Exercised                                 --           --
 Lapsed or canceled                    (3,588)       17.25

Outstanding at December 31, 1995      851,612        17.36
 Granted                              809,700        23.97
 Exercised                           (126,041)       17.25
 Lapsed or canceled                    (7,164)       19.52

Outstanding at December 31, 1996    1,528,107        20.86
 Granted                            2,126,538        37.35
 Exercised                           (337,282)       21.33
 Lapsed or canceled                   (30,073)       22.62

Outstanding at December 31, 1997    3,287,290        31.47
 Granted                            1,048,620        35.90
 Exercised                           (267,660)       20.47
 Lapsed or canceled                  (128,268)       36.61

Outstanding at December 31, 1998    3,939,982    $   33.22

Options exercisable at
 December 31, 1997                  1,004,618    $   25.22
Options exercisable at
 December 31, 1998                  1,334,137    $   27.84

Available for grant at
 December 31, 1997                  1,629,575
Available for grant at
 December 31, 1998                    709,223


     The weighted average fair value of options granted during 1998, 1997 and 1996 were $5.59, $6.66 and $2.41 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculations of stock options:

                               1998     1997      1996
Expected life (in years)          6        6         6
Risk-free interest rate        5.41%    5.84%    6.11%
Volatility                    23.37%   23.76%   19.14%
Dividend yield                 5.78%    5.29%    7.58%



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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mack-Cali Realty Corporation and Subsidiaries
(dollars in thousands, except per share or unit amounts)

     On December 12, 1997, in conjunction with the completion of the Mack Transaction, the Company granted a total of 514,976 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant) to Mitchell Hersh, and certain Company executives formerly with the Patriot American Office Group. Such warrants vest equally over a five-year period and have a term of ten years.

     As of December 31, 1998, there were 914,976 Stock Warrants outstanding, of which 565,991 were exercisable. As of December 31, 1998, no vested Stock Warrants were exercised or canceled.

     The weighted-average fair value of warrants granted during 1997 were $6.27 per warrant. No warrants were granted in 1998 or 1996. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculation of warrants granted during 1997:


    Expected life (in years)                                6
    Risk-free interest rate                              5.96%
    Volatility                                          22.77%
    Dividend yield                                       5.29%


FASB NO. 123

Under the above models, the value of stock options and warrants granted during 1998, 1997 and 1996 totaled approximately $5,281, $19,750 and $1,955, respectively, which would be amortized ratably on a pro forma basis over the appropriate vesting period. Had the Company determined compensation cost for these granted securities in accordance with FASB No. 123, the Company's pro forma net income (loss) and basic earnings (loss) per share and diluted earnings
(loss) per share would have been $110,061, $1.97 and $1.72 in 1998, ($3,153),
($0.08) and ($0.08) in 1997 and $31,980, $1.73 and $1.49 in 1996, respectively.

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

     Included in general and administrative expense for the year ended December 31, 1997 was $2,257 relating to the normal cost of Restricted Stock Awards and Stock Purchase Rights.

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

The following information presents the Company's results for the years ended December 31, 1998, 1997 and 1996 in accordance with FASB No. 128.


                                                     1998                      1997                      1996
FOR THE YEAR ENDED DECEMBER 31,              BASIC EPS  DILUTED EPS    BASIC EPS  DILUTED EPS    BASIC EPS   DILUTED EPS
Net income                                    $116,578     $116,578     $  1,405     $  1,405     $ 31,944     $ 31,944
Add: Net income attributable to potentially
     dilutive securities                          --         15,903         --            143         --          4,760

Adjusted net income                           $116,578     $132,481     $  1,405     $  1,548     $ 31,944     $ 36,704
Weighted average shares                         55,840       63,893       39,266       44,156       18,461       21,436
Per Share                                     $   2.09     $   2.07     $   0.04     $   0.04     $   1.73     $   1.71


     The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation.


YEAR ENDED DECEMBER 31,         1998       1997       1996
Basic EPS Shares:             55,840     39,266     18,461
 Add:
  Operating
  Partnership units            7,598      4,090      2,711
  Stock options                  411        579        264
  Restricted Stock Awards         --        188         --
  Stock Warrants                  44         33         --
Diluted EPS Shares:           63,893     44,156     21,436



     The Preferred Units issued in 1998 and 1997 and Contingent Units issued in 1997 were not included in the computation of diluted EPS as such units were anti-dilutive during the period.

     Pursuant to the Repurchase Program, during 1998, the Company purchased for constructive retirement, 854,700 shares of its outstanding common stock for approximately $25,058.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mack-Cali Realty Corporation and Subsidiaries
(dollars in thousands, except per share or unit amounts)

15) SEGMENT REPORTING

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FASB No. 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

     The Company operates in one business segment--real estate. The Company provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Company does not have any foreign operations. The accounting policies of the segment are the same as those described in Note 2, excluding straight-line rent adjustments and depreciation and amortization.

     The Company evaluates performance based upon net operating income from the combined properties in the segment.


                                                     TOTAL     CORPORATE &        TOTAL
                                                   SEGMENT        OTHER(E)      COMPANY
Total contract revenues(a):
 1998                                            $ 475,096        $ 4,919     $ 480,015(f)
 1997                                              234,434          7,634       242,068(g)
 1996                                               92,548          1,946        94,494(h)
Total operating and interest expenses(b):
 1998                                            $ 162,612       $100,707     $ 263,319
 1997                                               81,058         49,032       130,090
 1996                                               32,664         16,556        49,220
Net operating income(c):
 1998                                            $ 312,484      $ (95,788)    $ 216,696(f)
 1997                                              153,376        (41,398)      111,978(g)
 1996                                               59,884        (14,610)       45,274(h)
Total assets:
 1998                                          $ 3,430,865       $ 21,329    $3,452,194
 1997                                            2,583,738          9,706     2,593,444
 1996                                              822,989        203,339     1,026,328
Total long-lived assets(d):
 1998                                          $ 3,393,313        $ 4,098    $3,397,411
 1997                                            2,550,961          2,960     2,553,921
 1996                                              804,139            308       804,447


(a) Total contract revenues represents all revenues during the period (including the Company's equity in earnings of unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from the segment amounts and is classified in Corporate and Other for all periods.

(b) Total operating and interest expenses represents the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from the segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $78,916, $36,225 and $14,731 in 1998, 1997 and 1996,
     respectively, and non-recurring merger-related charges of $46,519 in 1997.

(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.

(d) Long-lived assets is comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.

(e) Corporate & Other represents all corporate-level items (including interest income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(f) Excludes $13,575 of adjustments for straight-lining of rents and $109 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(g)  Excludes $7,733 of adjustments for straight-lining of rents.

(h)  Excludes $978 of adjustments for straight-lining of rents.

16) IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

17) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma financial information for the years ended December 31, 1998 and 1997 are presented as if the RM Transaction, the Mack Transaction and all other acquisitions and common stock offerings completed in 1998 and 1997 had all occurred on January 1, 1997. The pro forma financial information excludes any deduction for the non-recurring merger-related charges and beneficial conversion feature charge included in the Company's historical information for the year ended December 31, 1997. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

     This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1997, nor do they represent the results of operations of future periods.


YEAR ENDED DECEMBER 31,                 1998        1997
Total revenues                      $522,661    $507,939
Operating and other expenses         157,698     153,084
General and administrative            26,901      27,789
Depreciation and amortization         83,410      74,615
Interest expense                     102,828     105,709
Income before minority interest
 and extraordinary item              151,824     146,742
Minority interest                     33,244      30,547
Income before extraordinary item    $118,580    $116,195
Basic earnings per share            $   2.06    $   2.02
Diluted earnings per share          $   2.04    $   2.00
Basic weighted average
 shares outstanding                   57,652      57,510
Diluted weighted average
 shares outstanding                   66,338      65,538


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Mack-Cali Realty Corporation and Subsidiaries
(dollars in thousands, except per share or unit amounts)

18) CONDENSED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following summarizes the condensed quarterly financial information for the Company:


QUARTER ENDED 1998                                       DECEMBER 31  SEPTEMBER 30       JUNE 30       MARCH 31
Total revenues                                             $ 134,941     $ 130,894     $ 122,041      $ 105,823
Operating and other expenses                                  41,444        40,595        36,598         31,067
General and administrative                                     6,864         6,118         6,394          6,196
Depreciation and amortization                                 22,379        21,213        19,093         16,231
Interest expense                                              23,896        23,881        21,786         18,480
Income before minority interest and extraordinary item        40,358        39,087        38,170         33,849
Minority interest                                              9,050         8,375         7,782          7,306
Income before extraordinary item                              31,308        30,712        30,388         26,543
Extraordinary item--loss on early retirement debt
 (Net of minority interest's share of $297)                     --            --          (2,373)          --
Net income                                                 $  31,308     $  30,712     $  28,015      $  26,543
BASIC EARNINGS PER SHARE:
Income before extraordinary item                           $    0.55     $    0.53     $    0.53      $    0.52
Extraordinary item--loss on early retirement of debt            --            --           (0.04)          --
Net income                                                 $    0.55     $    0.53     $    0.49      $    0.52
DILUTED EARNINGS PER SHARE:
Income before extraordinary item                           $    0.55     $    0.53     $    0.53      $    0.51
Extraordinary item--loss on early retirement of debt            --            --           (0.04)          --
Net income                                                 $    0.55     $    0.53     $    0.49      $    0.51
Dividends declared per common share                        $    0.55     $    0.55     $    0.50      $    0.50



QUARTER ENDED 1997                                      DECEMBER 31  SEPTEMBER 30       JUNE 30        MARCH 31
Total revenues                                             $ 74,495      $ 62,609      $ 60,542       $ 52,155
Operating and other expenses                                 22,580        18,928        18,068         15,574
General and administrative                                    5,260         3,675         3,754          3,173
Depreciation and amortization                                11,194         9,339         8,799          7,493
Interest expense                                             10,680        10,694         9,884          7,820
Non-recurring merger-related charges                         46,519          --            --             --
(Loss) income before minority interest and
 extraordinary item                                         (21,738)       19,973        20,037         18,095
Minority interest                                            25,716         2,015         2,012          1,636
(Loss) income before extraordinary item                     (47,454)       17,958        18,025         16,459
Extraordinary item--loss on early retirement debt
 (Net of minority interest's share of $402)                    --          (3,583)         --             --
Net (loss) income                                          $(47,454)     $ 14,375      $ 18,025       $ 16,459
BASIC EARNINGS PER SHARE:
(Loss) income before extraordinary item                    $  (1.00)     $   0.49      $   0.49       $   0.45
Extraordinary item--loss on early retirement debt              --           (0.10)         --             --
Net (loss) income                                          $  (1.00)     $   0.39      $   0.49       $   0.45
DILUTED EARNINGS PER SHARE:
(Loss) income before extraordinary item                    $  (1.00)     $   0.48      $   0.49       $   0.44
Extraordinary item--loss on early retirement debt              --           (0.09)         --             --
Net (loss) income                                          $  (1.00)     $   0.39      $   0.49       $   0.44
Dividends declared per common share                        $   0.50      $   0.50      $   0.45       $   0.45


                                 EXHIBIT INDEX:

 EXHIBIT
 NUMBER    EXHIBIT TITLE
---------  --------------------------------------------------------------------------------------------------------
10.1       Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of April 23, 1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali California Development Associates
           L.P.

10.2       Supplement to Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of April 23,
           1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali California
           Development Associates L.P.

10.3       First Amendment to Agreement of Limited Partnership of HPMC Development Partners, L.P., dated as of
           October 8, 1998, by and among HCG Development, L.L.C., Summit Partners I, L.L.C. and Mack-Cali
           California Development Associates L.P.

10.4       Agreement of Limited Partnership of HPMC Lava Ridge Partners, L.P., dated as of July 21, 1998, by and among HCG Development L.L.C., Summit Partners I, L.L.C. and Mack-Cali California Development Associates
           L.P.

10.5       Amendment No. 1 to Revolving Credit Agreement dated July 20, 1998, by and among Mack-Cali Realty, L.P.
           and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto

10.6       Amendment No. 2 to Revolving Credit Agreement, dated as of December 30, 1998, among Mack-Cali Realty,
           L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties
           Thereto

23         Consent of PricewaterhouseCoopers LLP, independent accountants

27         Financial Data Schedule

                          MACK-CALI REALTY CORPORATION
                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MACK-CALI REALTY CORPORATION.
                                (REGISTRANT)

Date: March 2, 1999             By:             /s/ BARRY LEFKOWITZ
                                     -----------------------------------------
                                                  Barry Lefkowitz
                                              EXECUTIVE VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ JOHN J. CALI
------------------------------  Chairman of the Board          March 2, 1999
         John J. Cali

      /s/ THOMAS A. RIZK
------------------------------  Chief Executive Officer        March 2, 1999
        Thomas A. Rizk            and Director

    /s/ MITCHELL E. HERSH
------------------------------  President, Chief Operating     March 2, 1999
      Mitchell E. Hersh           Officer and Director

     /s/ BARRY LEFKOWITZ        Executive Vice President
------------------------------    and Chief Financial          March 2, 1999
       Barry Lefkowitz            Officer

  /s/ BRENDAN T. BYRNE, ESQ.
------------------------------  Director                       March 2, 1999
    Brendan T. Byrne, Esq.

     /s/ MARTIN D. GRUSS
------------------------------  Director                       March 2, 1999
       Martin D. Gruss

     /s/ JEFFREY B. LANE
------------------------------  Director                       March 2, 1999
       Jeffrey B. Lane

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ EARLE I. MACK
------------------------------  Director                       March 2, 1999
        Earle I. Mack

     /s/ WILLIAM L. MACK
------------------------------  Director                       March 2, 1999
       William L. Mack

     /s/ PAUL A. NUSSBAUM
------------------------------  Director                       March 2, 1999
       Paul A. Nussbaum

   /s/ ALAN G. PHILIBOSIAN
------------------------------  Director                       March 2, 1999
     Alan G. Philibosian

    /s/ DR. IRVIN D. REID
------------------------------  Director                       March 2, 1999
      Dr. Irvin D. Reid

       /s/ VINCENT TESE
------------------------------  Director                       March 2, 1999
         Vincent Tese

     /s/ MARTIN S. BERGER
------------------------------  Director                       March 2, 1999
       Martin S. Berger

                          MACK-CALI REALTY CORPORATION

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                        INITIAL COSTS            COSTS
                                                    YEAR                           ------------------------   CAPITALIZED
                                          ------------------------     RELATED                BUILDING AND   SUBSEQUENT TO
PROPERTY LOCATION(2)                         BUILT      ACQUIRED    ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION
----------------------------------------     -----     -----------  -------------  ---------  -------------  -------------

ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive (O)...................        1987         1995        --        $     300   $     3,282     $     130
200 Decadon Drive (O)...................        1991         1995        --              369         3,241           162

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Rte 208 North (O).................        1987         1995     $  17,586        3,067        19,415           394

FORT LEE
2115 Linwood Avenue (O).................        1981         1998        --              474         4,419         2,543
One Bridge Plaza (O)....................        1981         1996        --            2,439        24,462         1,376

LITTLE FERRY
200 Riser Road (O)......................        1974         1997         6,849        3,888        15,551           231

MONTVALE
135 Chestnut Ridge Road (O).............        1981         1997        --            2,587        10,350            27
95 Chestnut Ridge Road (O)..............        1975         1997         2,135        1,227         4,907            44

PARAMUS
140 Ridgewood Avenue (O)................        1981         1997        15,392        7,932        31,463           150
15 East Midland Avenue (O)..............        1988         1997        24,790       10,374        41,497            25
461 From Road (O).......................        1988         1997        29,223       13,194        52,778            54
61 South Paramus Avenue (O).............        1985         1997        15,776        9,005        36,018         2,639
650 From Road (O).......................        1978         1997        23,316       10,487        41,949           194

ROCHELLE PARK
120 Passaic Street (O)..................        1972         1997        --            1,354         5,415             6
365 West Passaic Street (O).............        1976         1997         7,468        4,148        16,592           661

SADDLE RIVER
1 Lake Street (O).......................        1994         1997        35,789       13,952        55,812             7

UPPER SADDLE RIVER
10 Mountainview Road (O)................        1986         1998        --            3,683           835        20,991

WOODCLIFF LAKE
300 Tice Boulevard (O)..................        1991         1996        --            5,424        29,688           388
400 Chestnut Ridge Road (O).............        1982         1997        14,983        4,201        16,802             1
470 Chestnut Ridge Road (O).............        1987         1997         4,087        2,346         9,385             2
50 Tice Boulevard (O)...................        1984         1994        --            4,500       --             25,703
530 Chestnut Ridge Road (O).............        1986         1997         4,032        1,860         7,441             3

BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane (F)........................        1991         1998         2,104          652         3,433           840
5 Terri Lane (F)........................        1992         1998         2,372          564         3,792         1,265

DELRAN
Tenby Chase Apartments (M)..............        1970         1994        --              396       --              5,208

MOORESTOWN
1 Executive Drive (F)...................        1989         1998        --              226         1,453            95
101 Commerce Drive (F)..................        1988         1998        --              422         3,528           237
101 Executive Drive (F).................        1990         1998         1,200          241         2,262            46
102 Executive Drive (F).................        1990         1998        --              353         3,607           117
1256 North Church (F)...................        1984         1998        --              354         3,098           227
1507 Lancer Drive (F)...................        1995         1998        --              119         1,106            37
1510 Lancer Drive (F)...................        1998         1998        --              732         2,928            15
201 Commerce Drive (F)..................        1986         1998         1,121          254         1,694            74
224 Strawbridge Drive (O)...............        1984         1997        --              766         4,334         2,698
225 Executive Drive (F).................        1990         1998         1,353          323         2,477            91
228 Strawbridge Drive (O)...............        1984         1997        --              767         4,333         2,885
30 Twosome Drive (F)....................        1997         1998        --              234         1,954            38
40 Twosome Drive (F)....................        1996         1998        --              297         2,393            51

                                           GROSS AMOUNT AT WHICH CARRIED AT
                                                  CLOSE OF PERIOD(1)
                                          -----------------------------------
                                                     BUILDING AND              ACCUMULATED
PROPERTY LOCATION(2)                        LAND     IMPROVEMENTS     TOTAL    DEPRECIATION
----------------------------------------  ---------  -------------  ---------  ------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive (O)...................  $     300   $     3,412   $   3,712   $      273
200 Decadon Drive (O)...................        369         3,403       3,772          300
BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Rte 208 North (O).................      3,067        19,809      22,876        1,949
FORT LEE
2115 Linwood Avenue (O).................        474         6,962       7,436       --
One Bridge Plaza (O)....................      2,439        25,838      28,277        1,434
LITTLE FERRY
200 Riser Road (O)......................      3,888        15,782      19,670          408
MONTVALE
135 Chestnut Ridge Road (O).............      2,588        10,376      12,964          270
95 Chestnut Ridge Road (O)..............      1,227         4,951       6,178          128
PARAMUS
140 Ridgewood Avenue (O)................      7,932        31,613      39,545          526
15 East Midland Avenue (O)..............     10,374        41,522      51,896        1,083
461 From Road (O).......................     13,194        52,832      66,026        1,378
61 South Paramus Avenue (O).............      9,005        38,657      47,662          946
650 From Road (O).......................     10,487        42,143      52,630        1,096
ROCHELLE PARK
120 Passaic Street (O)..................      1,354         5,421       6,775          141
365 West Passaic Street (O).............      4,148        17,253      21,401          435
SADDLE RIVER
1 Lake Street (O).......................     13,953        55,818      69,771        1,457
UPPER SADDLE RIVER
10 Mountainview Road (O)................      4,240        21,269      25,509          651
WOODCLIFF LAKE
300 Tice Boulevard (O)..................      5,424        30,076      35,500        1,572
400 Chestnut Ridge Road (O).............      4,201        16,803      21,004          436
470 Chestnut Ridge Road (O).............      2,346         9,387      11,733          245
50 Tice Boulevard (O)...................      4,500        25,703      30,203       10,401
530 Chestnut Ridge Road (O).............      1,860         7,444       9,304          194
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane (F)........................        658         4,267       4,925          151
5 Terri Lane (F)........................        569         5,052       5,621          198
DELRAN
Tenby Chase Apartments (M)..............        396         5,208       5,604        3,283
MOORESTOWN
1 Executive Drive (F)...................        228         1,546       1,774           60
101 Commerce Drive (F)..................        425         3,762       4,187          139
101 Executive Drive (F).................        243         2,306       2,549           82
102 Executive Drive (F).................        356         3,721       4,077          122
1256 North Church (F)...................        356         3,323       3,679          123
1507 Lancer Drive (F)...................        120         1,142       1,262           37
1510 Lancer Drive (F)...................        734         2,941       3,675           37
201 Commerce Drive (F)..................        258         1,764       2,022           70
224 Strawbridge Drive (O)...............        767         7,031       7,798          126
225 Executive Drive (F).................        326         2,565       2,891           97
228 Strawbridge Drive (O)...............        767         7,218       7,985          170
30 Twosome Drive (F)....................        235         1,991       2,226           89
40 Twosome Drive (F)....................        300         2,441       2,741           89

                          MACK-CALI REALTY CORPORATION

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                        INITIAL COSTS            COSTS
                                                    YEAR                           ------------------------   CAPITALIZED
                                          ------------------------     RELATED                BUILDING AND   SUBSEQUENT TO
PROPERTY LOCATION(2)                         BUILT      ACQUIRED    ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION
----------------------------------------     -----     -----------  -------------  ---------  -------------  -------------
50 Twosome Drive (F)....................        1997         1998        --              301         2,330            35

MOORESTOWN
840 North Lenola Road (F)...............        1995         1998        --              329         2,366            39
844 North Lenola Road (F)...............        1995         1998        --              239         1,714            29
97 Foster Road (F)......................        1982         1998        --              208         1,382            44

WEST DEPTFORD
1451 Metropolitan Drive (F).............        1996         1998        --              203         1,189            23

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F.K. Parkway (O)..................        1980         1997        27,696       12,606        50,425            55

ROSELAND
101 Eisenhower Parkway (O)..............        1980         1994        --              228       --             14,149
103 Eisenhower Parkway (O)..............        1985         1994        --           --           --             14,113

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive (O).......        1989         1994        --            6,205       --             80,392
Harborside Financial Center Plaza I
  (O)...................................        1983         1996        48,148        3,923        51,013        --
Harborside Financial Center Plaza II
  (O)...................................        1990         1996        54,001       17,655       101,546           987
Harborside Financial Center Plaza III
  (O)...................................        1990         1996        54,001       17,655       101,878           993

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive (F)...................        1989         1995        --              205         1,676        --
200 Horizon Drive (F)...................        1991         1995        --              205         3,027        --
300 Horizon Drive (F)...................        1989         1995        --              379         4,355             8
500 Horizon Drive (F)...................        1990         1995        --              379         3,395           100

PRINCETON
5 Vaughn Drive (O)......................        1987         1995        --              657         9,800           371
400 Alexander Road (O)..................        1987         1995        --              344         3,917         2,413
103 Carnegie Center (O).................        1984         1996        --            2,566         7,868           498
100 Overlook Center (O).................        1988         1997        --            2,378        21,754            52

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road (O).................        1977         1997        --              649         2,594           143

PLAINSBORO
500 College Road East (O)...............        1984         1998        --              614        20,626           148

SOUTH BRUNSWICK
3 Independence Way (O)..................        1983         1997        --            1,997        11,391            79

WOODBRIDGE
581 Main Street (O).....................        1991         1997        17,500        3,237        12,949        12,406

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66 (O).......................        1989         1995        --            1,098        18,146            40

WALL TOWNSHIP
1305 Campus Parkway (O).................        1988         1995        --              335         2,560            79
1320 Wykoff Avenue (F)..................        1986         1995        --              255         1,285            19
1324 Wykoff Avenue (F)..................        1987         1995        --              230         1,439           109
1325 Campus Parkway (F).................        1988         1995        --              270         2,928            61
1340 Campus Parkway (F).................        1992         1995        --              489         4,621           279
1350 Campus Parkway (O).................        1990         1995        --              454         7,134           407
1433 Highway 34 (F).....................        1985         1995        --              889         4,321           303
1345 Campus Parkway (F).................        1995         1997        --            1,023         5,703            21

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway (O)................        1987         1994        --            1,564       --             15,596

                                           GROSS AMOUNT AT WHICH CARRIED AT
                                                  CLOSE OF PERIOD(1)
                                          -----------------------------------
                                                     BUILDING AND              ACCUMULATED
PROPERTY LOCATION(2)                        LAND     IMPROVEMENTS     TOTAL    DEPRECIATION
----------------------------------------  ---------  -------------  ---------  ------------
50 Twosome Drive (F)....................        304         2,362       2,666           99
MOORESTOWN
840 North Lenola Road (F)...............        333         2,401       2,734           94
844 North Lenola Road (F)...............        241         1,741       1,982           68
97 Foster Road (F)......................        211         1,423       1,634           47
WEST DEPTFORD
1451 Metropolitan Drive (F).............        206         1,209       1,415           51
ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F.K. Parkway (O)..................     12,606        50,480      63,086        1,317
ROSELAND
101 Eisenhower Parkway (O)..............        228        14,149      14,377        7,363
103 Eisenhower Parkway (O)..............      2,300        11,813      14,113        5,033
HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive (O).......      6,205        80,392      86,597       21,666
Harborside Financial Center Plaza I
  (O)...................................      3,923        51,013      54,936        2,763
Harborside Financial Center Plaza II
  (O)...................................     17,841       102,347     120,188        5,570
Harborside Financial Center Plaza III
  (O)...................................     17,821       102,705     120,526        5,569
MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive (F)...................        205         1,676       1,881          133
200 Horizon Drive (F)...................        205         3,027       3,232          240
300 Horizon Drive (F)...................        379         4,363       4,742          348
500 Horizon Drive (F)...................        379         3,495       3,874          306
PRINCETON
5 Vaughn Drive (O)......................        657        10,171      10,828          886
400 Alexander Road (O)..................        344         6,330       6,674          665
103 Carnegie Center (O).................      2,566         8,366      10,932          656
100 Overlook Center (O).................      2,378        21,806      24,184          635
MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road (O).................        649         2,737       3,386           69
PLAINSBORO
500 College Road East (O)...............        614        20,774      21,388          376
SOUTH BRUNSWICK
3 Independence Way (O)..................      1,997        11,470      13,467          381
WOODBRIDGE
581 Main Street (O).....................      8,115        20,477      28,592          381
MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66 (O).......................      1,098        18,186      19,284        1,443
WALL TOWNSHIP
1305 Campus Parkway (O).................        335         2,639       2,974          242
1320 Wykoff Avenue (F)..................        255         1,304       1,559          103
1324 Wykoff Avenue (F)..................        230         1,548       1,778          141
1325 Campus Parkway (F).................        270         2,989       3,259          248
1340 Campus Parkway (F).................        489         4,900       5,389          411
1350 Campus Parkway (O).................        454         7,541       7,995          677
1433 Highway 34 (F).....................        889         4,624       5,513          458
1345 Campus Parkway (F).................      1,024         5,723       6,747          274
MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway (O)................      1,564        15,596      17,160        5,558

                          MACK-CALI REALTY CORPORATION

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                        INITIAL COSTS            COSTS
                                                    YEAR                           ------------------------   CAPITALIZED
                                          ------------------------     RELATED                BUILDING AND   SUBSEQUENT TO
PROPERTY LOCATION(2)                         BUILT      ACQUIRED    ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION
----------------------------------------     -----     -----------  -------------  ---------  -------------  -------------
MORRIS PLAINS
201 Littleton Road (O)..................        1979         1997        --            2,407         9,627            94
250 Johnson Road (O)....................        1977         1997         2,292        2,004         8,016           155

MORRIS TOWNSHIP
340 Mt. Kemble Avenue (O)...............        1985         1997        32,178       13,624        54,496            39
412 Mt. Kemble Avenue (O)...............        1986         1997        40,025       15,737        62,954            30

PARSIPPANY
2 Dryden Way (O)........................        1990         1998        --              778           420            13
2 Hilton Court (O)......................        1991         1998        --            1,971        32,007            83
600 Parsippany Road (O).................        1978         1994        --            1,257         5,594           569
7 Campus Drive (O)......................        1982         1998        --            1,932        27,788           106
7 Sylvan Way (O)........................        1987         1998        --            2,084        26,083            35
8 Campus Drive (O)......................        1987         1998        --            1,865        35,456           142
5 Sylvan Way (O)........................        1989         1998        --            1,160        25,214           169
1 Sylvan Way (O)........................        1989         1998        --            1,689        24,699           681

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue (O)..................        1983         1994        --           --           --              7,135

TOTOWA
11 Commerce Way (F).....................        1989         1995        --              586         2,986            67
120 Commerce Way (F)....................        1994         1995        --              228       --              1,197
140 Commerce Way (F)....................        1994         1995        --              229       --              1,197
2 Center Court (F)......................        1998         1998        --              191       --              2,537
20 Commerce Way (F).....................        1992         1995        --              516         3,108            28
29 Commerce Way (F).....................        1990         1995        --              586         3,092           227
40 Commerce Way (F).....................        1987         1995        --              516         3,260           379
45 Commerce Way (F).....................        1992         1995        --              536         3,379           138
60 Commerce Way (F).....................        1988         1995        --              526         3,257           232
80 Commerce Way (F).....................        1996         1996        --              227       --              1,648
100 Commerce Way (F)....................        1996         1996        --              226       --              1,647
999 Riverview Drive (O).................        1988         1995        --              476         6,024           132

WAYNE
201 Willowbrook Boulevard (O)...........        1970         1997        10,918        3,103        12,410           418

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road (O)...................        1986         1996        --              775         3,636            17
233 Mt. Airy Road (O)...................        1987         1996        --            1,034         5,033            16

BRIDGEWATER
721 Route 202/206 (O)...................        1989         1997        23,000        6,730        26,919           101

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue (O)...................        1985         1994        --           --           --             17,608

CRANFORD
11 Commerce Drive (O)...................        1981         1994        --              470       --              6,088
12 Commerce Drive (O)...................        1967         1997        --              887         3,549            26
20 Commerce Drive (O)...................        1990         1994        --            2,346       --             21,991
6 Commerce Drive (O)....................        1973         1994        --              250       --              2,704
65 Jackson Drive (O)....................        1984         1994        --              541       --              7,006

NEW PROVIDENCE
890 Mountain Road (O)...................        1977         1997         8,027        2,796        11,185         4,037

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive (O)................        1987         1997        --            2,258         9,031            86

                                           GROSS AMOUNT AT WHICH CARRIED AT
                                                  CLOSE OF PERIOD(1)
                                          -----------------------------------
                                                     BUILDING AND              ACCUMULATED
PROPERTY LOCATION(2)                        LAND     IMPROVEMENTS     TOTAL    DEPRECIATION
----------------------------------------  ---------  -------------  ---------  ------------
MORRIS PLAINS
201 Littleton Road (O)..................      2,407         9,721      12,128          252
250 Johnson Road (O)....................      2,004         8,171      10,175          210
MORRIS TOWNSHIP
340 Mt. Kemble Avenue (O)...............     13,624        54,535      68,159        1,423
412 Mt. Kemble Avenue (O)...............     15,738        62,983      78,721        1,644
PARSIPPANY
2 Dryden Way (O)........................        778           433       1,211           18
2 Hilton Court (O)......................      1,971        32,090      34.061          741
600 Parsippany Road (O).................      1,257         6,163       7,420          685
7 Campus Drive (O)......................      1,932        27,894      29,826          617
7 Sylvan Way (O)........................      2,084        26,118      28,202          616
8 Campus Drive (O)......................      1,865        35,598      37,463          784
5 Sylvan Way (O)........................      1,160        25,383      26,543          541
1 Sylvan Way (O)........................      1,689        25,380      27,069          554
PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue (O)..................      1,100         6,035       7,135        2,449
TOTOWA
11 Commerce Way (F).....................        586         3,053       3,639          248
120 Commerce Way (F)....................        228         1,197       1,425           95
140 Commerce Way (F)....................        229         1,197       1,426           96
2 Center Court (F)......................        191         2,537       2,728           56
20 Commerce Way (F).....................        516         3,136       3,652          248
29 Commerce Way (F).....................        586         3,319       3,905          324
40 Commerce Way (F).....................        516         3,639       4,155          362
45 Commerce Way (F).....................        536         3,517       4,053          327
60 Commerce Way (F).....................        526         3,489       4,015          346
80 Commerce Way (F).....................        227         1,648       1,875          203
100 Commerce Way (F)....................        226         1,647       1,873          202
999 Riverview Drive (O).................        476         6,156       6,632          515
WAYNE
201 Willowbrook Boulevard (O)...........      3,103        12,828      15,931          325
SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road (O)...................        775         3,653       4,428          228
233 Mt. Airy Road (O)...................      1,034         5,049       6,083          305
BRIDGEWATER
721 Route 202/206 (O)...................      6,730        27,020      33,750          703
UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue (O)...................      1,822        15,786      17,608        6,395
CRANFORD
11 Commerce Drive (O)...................        470         6,088       6,558        3,021
12 Commerce Drive (O)...................        887         3,575       4,462           93
20 Commerce Drive (O)...................      2,346        21,991      24,337        5,727
6 Commerce Drive (O)....................        250         2,704       2,954        1,545
65 Jackson Drive (O)....................        542         7,005       7,547        2,919
NEW PROVIDENCE
890 Mountain Road (O)...................      3,600        14,418      18,018          361
DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive (O)................      2,258         9,117      11,375          245

                          MACK-CALI REALTY CORPORATION

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                        INITIAL COSTS            COSTS
                                                    YEAR                           ------------------------   CAPITALIZED
                                          ------------------------     RELATED                BUILDING AND   SUBSEQUENT TO
PROPERTY LOCATION(2)                         BUILT      ACQUIRED    ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION
----------------------------------------     -----     -----------  -------------  ---------  -------------  -------------
NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road (O).................        1980         1997         8,000        2,093         8,370            94
600 Community Drive (O).................        1983         1997        --           11,018        44,070            12

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard (O).................        1988         1995        --            1,090        13,412           975

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane (I)....................        1957         1997           161            3           268           100
1 Westchester Plaza (F).................        1967         1997         1,320          199         2,023            29
100 Clearbrook Road (O).................        1975         1997         1,281          220         5,366           463
101 Executive Boulevard (O).............        1971         1997         3,600          267         5,838            73
11 Clearbrook Road (F)..................        1974         1997         1,367          149         2,159             5
150 Clearbrook Road (F).................        1975         1997         4,464          497         7,030            51
175 Clearbrook Road (F).................        1973         1997         4,826          655         7,473           210
2 Warehouse Lane (I)....................        1957         1997           402            4           672             5
2 Westchester Plaza (F).................        1968         1997         1,760          234         2,726             1
200 Clearbrook Road (F).................        1974         1997         4,263          579         6,620            85
250 Clearbrook Road (F).................        1973         1997         5,630          867         8,647           229
3 Warehouse Lane (I)....................        1957         1997         1,166           21         1,948             1
3 Westchester Plaza (F).................        1969         1997         5,080          655         7,936        --
300 Executive Boulevard (F).............        1970         1997         2,403          460         3,609        --
350 Executive Boulevard (F).............        1970         1997        --              100         1,793        --
399 Executive Boulevard (F).............        1962         1997         4,560          531         7,191            12
4 Warehouse Lane (I)....................        1957         1997         8,044           84        13,393            63
4 Westchester Plaza (F).................        1969         1997         2,400          320         3,729            59
400 Executive Boulevard (F).............        1970         1997         2,403        2,202         1,846           118
5 Warehouse Lane (I)....................        1957         1997         2,855           19         4,804             4
5 Westchester Plaza (F).................        1969         1997         1,200          118         1,949        --
50 Executive Boulevard (F)..............        1969         1997         1,680          237         2,617        --
500 Executive Boulevard (F).............        1970         1997         2,643          258         4,183             1
525 Executive Boulevard (F).............        1972         1997        --              345         5,499             8
570 Taxter Road (O).....................        1972         1997         3,847          438         6,078            40
6 Warehouse Lane (I)....................        1982         1997         2,654           10         4,419             6
6 Westchester Plaza (F).................        1968         1997         1,280          164         1,998            21
7 Westchester Plaza (F).................        1972         1997         2,720          286         4,321             9
700 Executive Boulevard (L).............         N/A         1997        --              970       --             --
75 Clearbrook Road (F)..................        1990         1997        --            2,314         4,716        --
77 Executive Boulevard (F)..............        1977         1997         3,982           34         1,104             6
8 Westchester Plaza (F).................        1971         1997         3,378          447         5,262           634
85 Executive Boulevard (F)..............        1968         1997         1,562          155         2,507            12

HAWTHORNE
1 Skyline Drive (O).....................        1980         1997        --               66         1,711            11
10 Skyline Drive (F)....................        1985         1997         1,729          134         2,799            78
11 Skyline Drive (F)....................        1989         1997        --           --             4,788            66
15 Skyline Drive (F)....................        1989         1997        --           --             7,449           305
17 Skyline Drive (O)....................        1989         1997        --           --             7,269            65
2 Skyline Drive (O).....................        1987         1997        --              109         3,128            10
200 Saw Mill River Road (F).............        1965         1997         2,172          353         3,353            68
30 Saw Mill River Road (O)..............        1982         1997        21,553        2,355        34,254         2,802
4 Skyline Drive (F).....................        1987         1997        --              363         7,513           371
7 Skyline Drive (O).....................        1987         1998        --              330        13,013            36
8 Skyline Drive (F).....................        1985         1997         2,734          212         4,410            85

TARRYTOWN
200 White Plains Road (O)...............        1982         1997         5,150          378         8,367           557
220 White Plains Road (O)...............        1984         1997         5,030          367         8,112           156

                                           GROSS AMOUNT AT WHICH CARRIED AT
                                                  CLOSE OF PERIOD(1)
                                          -----------------------------------
                                                     BUILDING AND              ACCUMULATED
PROPERTY LOCATION(2)                        LAND     IMPROVEMENTS     TOTAL    DEPRECIATION
----------------------------------------  ---------  -------------  ---------  ------------
NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road (O).................      2,093         8,464      10,557          228
600 Community Drive (O).................     11,018        44,082      55,100        1,194
ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard (O).................      1,090        14,387      15,477        1,397
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane (I)....................          3           368         371           13
1 Westchester Plaza (F).................        199         2,052       2,251          101
100 Clearbrook Road (O).................        220         5,829       6,049          273
101 Executive Boulevard (O).............        267         5,911       6,178          290
11 Clearbrook Road (F)..................        149         2,164       2,313          104
150 Clearbrook Road (F).................        497         7,081       7,578          338
175 Clearbrook Road (F).................        655         7,683       8,338          396
2 Warehouse Lane (I)....................          4           677         681           32
2 Westchester Plaza (F).................        234         2,727       2,961          131
200 Clearbrook Road (F).................        579         6,705       7,284          324
250 Clearbrook Road (F).................        867         8,876       9,743          424
3 Warehouse Lane (I)....................         21         1,949       1,970           93
3 Westchester Plaza (F).................        655         7,936       8,591          380
300 Executive Boulevard (F).............        460         3,609       4,069          173
350 Executive Boulevard (F).............        100         1,793       1,893           86
399 Executive Boulevard (F).............        531         7,203       7,734          345
4 Warehouse Lane (I)....................         85        13,455      13,540          651
4 Westchester Plaza (F).................        320         3,788       4,108          188
400 Executive Boulevard (F).............      2,202         1,964       4,166           88
5 Warehouse Lane (I)....................         19         4,808       4,827          232
5 Westchester Plaza (F).................        118         1,949       2,067           93
50 Executive Boulevard (F)..............        237         2,617       2,854          125
500 Executive Boulevard (F).............        258         4,184       4,442          200
525 Executive Boulevard (F).............        345         5,507       5,852          265
570 Taxter Road (O).....................        438         6,118       6,556          301
6 Warehouse Lane (I)....................         10         4,425       4,435          212
6 Westchester Plaza (F).................        164         2,019       2,183           99
7 Westchester Plaza (F).................        286         4,330       4,616          211
700 Executive Boulevard (L).............        970       --              970       --
75 Clearbrook Road (F)..................      2,314         4,716       7,030          226
77 Executive Boulevard (F)..............         34         1,110       1,144           53
8 Westchester Plaza (F).................        447         5,896       6,343          321
85 Executive Boulevard (F)..............        155         2,519       2,674          120
HAWTHORNE
1 Skyline Drive (O).....................         66         1,722       1,788           82
10 Skyline Drive (F)....................        134         2,877       3,011          148
11 Skyline Drive (F)....................     --             4,854       4,854          239
15 Skyline Drive (F)....................     --             7,754       7,754          454
17 Skyline Drive (O)....................     --             7,334       7,334          348
2 Skyline Drive (O).....................        109         3,138       3,247          150
200 Saw Mill River Road (F).............        353         3,421       3,774          168
30 Saw Mill River Road (O)..............      2,356        37,055      39,411        1,921
4 Skyline Drive (F).....................        363         7,884       8,247          460
7 Skyline Drive (O).....................        330        13,049      13,379          108
8 Skyline Drive (F).....................        212         4,495       4,707          229
TARRYTOWN
200 White Plains Road (O)...............        378         8,924       9,302          492
220 White Plains Road (O)...............        367         8,268       8,635          418

                          MACK-CALI REALTY CORPORATION

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                        INITIAL COSTS            COSTS
                                                    YEAR                           ------------------------   CAPITALIZED
                                          ------------------------     RELATED                BUILDING AND   SUBSEQUENT TO
PROPERTY LOCATION(2)                         BUILT      ACQUIRED    ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION
----------------------------------------     -----     -----------  -------------  ---------  -------------  -------------
230 White Plains Road (R)...............        1984         1997         1,158          124         1,845        --

WHITE PLAINS
1 Barker Avenue (O).....................        1975         1997        --              207         9,629           143
1 Water Street (O)......................        1979         1997         3,298          211         5,382           107
11 Martine Avenue (O)...................        1987         1997        15,465          127        26,833         1,900
25 Martine Avenue (M)...................        1987         1997        --              120        11,366           129
3 Barker Avenue (O).....................        1983         1997        --              122         7,864           337
50 Main Street (O)......................        1985         1997        27,918          564        48,105         1,425

YONKERS
1 Enterprise Boulevard (L)..............         N/A         1997        --            1,380       --             --
1 Executive Boulevard (O)...............        1982         1997           684        1,104        11,904           386
1 Odell Plaza (F).......................        1980         1997        --            1,206         6,815            47
100 Corporate Boulevard (F).............        1987         1997         6,211          602         9,910            62
2 Executive Plaza (R)...................        1986         1997         7,722           89         2,439        --
200 Corporate Boulevard South (F).......        1990         1997        --              502         7,575           137
3 Executive Plaza (O)...................        1987         1997        --              385         6,256        --
4 Executive Plaza (F)...................        1986         1997         1,528          584         6,134           275
5 Odell Plaza (F).......................        1983         1997        --              331         2,988        --
6 Executive Plaza (F)...................        1987         1997        --              546         7,246        --
7 Odell Plaza (F).......................        1984         1997        --              419         4,418            59

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive (O)................        1989         1997        --              619         9,016            97
1055 Westlakes Drive (O)................        1990         1997        --            1,951        19,046           200
1205 Westlakes Drive (O)................        1988         1997        --            1,323        20,098           287
1235 Westlakes Drive (O)................        1986         1997        --            1,417        21,215           332

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive (O)...................        1986         1996        --            1,349        10,018           114
200 Stevens Drive (O)...................        1987         1996        --            1,644        20,186           296
300 Stevens Drive (O)...................        1992         1996        --              491         9,490            76

MEDIA
1400 Providence Rd--Center I (O)........        1986         1996        --            1,042         9,054           616
1400 Providence Rd.--Center II(O).......        1990         1996        --            1,543        16,464           797

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue (O).................        1990         1997        --            1,713        12,559            88

PLYMOUTH MEETING
Five Sentry East (O)....................        1984         1996        --              642         7,992           403
Five Sentry West (O)....................        1984         1996        --              268         3,334            34
1150 Plymouth Meeting Mall (O)..........        1970         1997        --              125           499        20,355

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue (O)..............        1973         1998        11,471        3,300        16,734           200

NORWARK
40 Richards Avenue (O)..................        1985         1998        --            1,087        18,399           143

SHELTON
1000 Bridgeport Avenue (O)..............        1986         1997        --              773        14,934            12

STAMFORD
419 West Avenue (F).....................        1986         1997        --            4,538         9,246             5
500 West Avenue (F).....................        1988         1997        --              415         1,679        --
550 West Avenue (F).....................        1990         1997        --            1,975         3,856             4
650 West Avenue (F).....................        1998         1998        --            1,328       --              3,624

                                           GROSS AMOUNT AT WHICH CARRIED AT
                                                  CLOSE OF PERIOD(1)
                                          -----------------------------------
                                                     BUILDING AND              ACCUMULATED
PROPERTY LOCATION(2)                        LAND     IMPROVEMENTS     TOTAL    DEPRECIATION
----------------------------------------  ---------  -------------  ---------  ------------
230 White Plains Road (R)...............        124         1,845       1,969           88
WHITE PLAINS
1 Barker Avenue (O).....................        207         9,772       9,979          477
1 Water Street (O)......................        211         5,489       5,700          263
11 Martine Avenue (O)...................        127        28,733      28,860        1,295
25 Martine Avenue (M)...................        120        11,495      11,615          545
3 Barker Avenue (O).....................        122         8,201       8,323          413
50 Main Street (O)......................        564        49,530      50,094        2,401
YONKERS
1 Enterprise Boulevard (L)..............      1,380       --            1,380       --
1 Executive Boulevard (O)...............      1,105        12,289      13,394          635
1 Odell Plaza (F).......................      1,206         6,862       8,068          328
100 Corporate Boulevard (F).............        602         9,972      10,574          477
2 Executive Plaza (R)...................         89         2,439       2,528          117
200 Corporate Boulevard South (F).......        502         7,712       8,214          283
3 Executive Plaza (O)...................        385         6,256       6,641          301
4 Executive Plaza (F)...................        584         6,409       6,993          342
5 Odell Plaza (F).......................        331         2,988       3,319          143
6 Executive Plaza (F)...................        546         7,246       7,792          347
7 Odell Plaza (F).......................        419         4,477       4,896          236
CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive (O)................        619         9,113       9,732          425
1055 Westlakes Drive (O)................      1,951        19,246      21,197          904
1205 Westlakes Drive (O)................      1,323        20,385      21,708          947
1235 Westlakes Drive (O)................      1,418        21,546      22,964          979
DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive (O)...................      1,349        10,132      11,481          507
200 Stevens Drive (O)...................      1,644        20,482      22,126        1,016
300 Stevens Drive (O)...................        491         9,566      10,057          479
MEDIA
1400 Providence Rd--Center I (O)........      1,042         9,670      10,712          676
1400 Providence Rd.--Center II(O).......      1,544        17,260      18,804        1,258
MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue (O).................      1,714        12,646      14,360          418
PLYMOUTH MEETING
Five Sentry East (O)....................        642         8,395       9,037          445
Five Sentry West (O)....................        268         3,368       3,636          184
1150 Plymouth Meeting Mall (O)..........        125        20,854      20,979          407
FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue (O)..............      3,300        16,934      20,234          352
NORWARK
40 Richards Avenue (O)..................      1,087        18,542      19,629          157
SHELTON
1000 Bridgeport Avenue (O)..............        773        14,946      15,719          505
STAMFORD
419 West Avenue (F).....................      4,538         9,251      13,789          445
500 West Avenue (F).....................        415         1,679       2,094           80
550 West Avenue (F).....................      1,975         3,860       5,835          185
650 West Avenue (F).....................      1,328         3,624       4,952           30

                          MACK-CALI REALTY CORPORATION

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                        INITIAL COSTS            COSTS
                                                    YEAR                           ------------------------   CAPITALIZED
                                          ------------------------     RELATED                BUILDING AND   SUBSEQUENT TO
PROPERTY LOCATION(2)                         BUILT      ACQUIRED    ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION
----------------------------------------     -----     -----------  -------------  ---------  -------------  -------------
BEXAR COUNTY, TEXAS
SAN ANTONIO
111 Soledad (O).........................        1918         1997        --            2,004         8,017            58
1777 N.E. Loop 410 (O)..................        1986         1997        --            3,119        12,477           364
84 N.E. Loop 410 (O)....................        1971         1997        --            2,295        10,382            97
200 Concord Plaza Drive (O).............        1986         1997        --            2,387        31,825           318

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place (O)..................        1986         1997        --              942         3,767             2

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (O)....................        1984         1997        --            6,098        24,366           734
3100 Monticello (O).....................        1984         1997        --            1,940         7,762         4,084
8214 Westchester (O)....................        1983         1997        --            1,705         6,819            67

IRVING
2300 Valley View (O)....................        1985         1997        --            1,913         7,651           342

RICHARDSON
1122 Alma Road (O)......................        1977         1997        --              754         3,015           100

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way (O)............        1981         1997        --            1,619         6,476            79
14511 Falling Creek (O).................        1982         1997        --              434         1,738            99
1717 St. James Place (O)................        1975         1997        --              909         3,636           116
1770 St. James Place (O)................        1973         1997        --              730         2,920           173
5225 Katy Freeway (O)...................        1983         1997        --            1,403         5,610           156
5300 Memorial (O).......................        1982         1997        --            1,283         7,269            81

POTTER COUNTY, TEXAS
AMARILLO
6900 IH--40 West (O)....................        1986         1997        --              287         1,147            48

TARRANT COUNTY, TEXAS
EULESS
150 West Park Way (O)...................        1984         1997        --              852         3,410            56

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy. South (O)....        1985         1998        --            4,121        32,935           345

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street (O)..........        1997         1998        --            2,680        23,125            27

DENVER
400 South Colorado Boulevard (O)........        1983         1998        --            1,461        10,620           133

ENGLEWOOD
5350 South Roslyn Street (O)............        1982         1998        --              862         6,831            30
9359 East Nichols Avenue (O)............        1997         1998        --            1,155         8,171            19

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court (O)..........        1997         1998        --              653         4,936            14
303 South Technology Court-A (O)........        1997         1998        --              623         3,892             4
303 South Technology Court-B (O)........        1997         1998        --              623         3,892             4

LOUISVILLE
1172 Century Drive (O)..................        1996         1998        --              707         4,647            16
248 Centennial Parkway (O)..............        1996         1998        --              708         4,647            16
285 Century Place (O)...................        1997         1998        --              889        10,133            13

                                           GROSS AMOUNT AT WHICH CARRIED AT
                                                  CLOSE OF PERIOD(1)
                                          -----------------------------------
                                                     BUILDING AND              ACCUMULATED
PROPERTY LOCATION(2)                        LAND     IMPROVEMENTS     TOTAL    DEPRECIATION
----------------------------------------  ---------  -------------  ---------  ------------
BEXAR COUNTY, TEXAS
SAN ANTONIO
111 Soledad (O).........................      2,004         8,075      10,079          212
1777 N.E. Loop 410 (O)..................      3,119        12,841      15,960          346
84 N.E. Loop 410 (O)....................      2,296        10,478      12,774          271
200 Concord Plaza Drive (O).............      2,393        32,137      34,530          840
COLLIN COUNTY, TEXAS
PLANO
555 Republic Place (O)..................        942         3,769       4,711           98
DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (O)....................      6,098        25,100      31,198          685
3100 Monticello (O).....................      2,511        11,275      13,786          257
8214 Westchester (O)....................      1,705         6,886       8,591          178
IRVING
2300 Valley View (O)....................      1,913         7,993       9,906          200
RICHARDSON
1122 Alma Road (O)......................        754         3,115       3,869           80
HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way (O)............      1,619         6,555       8,174          181
14511 Falling Creek (O).................        434         1,837       2,271           45
1717 St. James Place (O)................        909         3,752       4,661          112
1770 St. James Place (O)................        730         3,093       3,823           88
5225 Katy Freeway (O)...................      1,403         5,766       7,169          148
5300 Memorial (O).......................      1,710         6,923       8,633          179
POTTER COUNTY, TEXAS
AMARILLO
6900 IH--40 West (O)....................        287         1,195       1,482           34
TARRANT COUNTY, TEXAS
EULESS
150 West Park Way (O)...................        852         3,466       4,318           89
TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy. South (O)....      4,121        33,280      37,401          760
ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street (O)..........      2,682        23,150      25,832          444
DENVER
400 South Colorado Boulevard (O)........      1,461        10,753      12,214          176
ENGLEWOOD
5350 South Roslyn Street (O)............        862         6,861       7,723          169
9359 East Nichols Avenue (O)............      1,155         8,190       9,345          154
BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court (O)..........        653         4,950       5,603          101
303 South Technology Court-A (O)........        623         3,896       4,519           98
303 South Technology Court-B (O)........        623         3,896       4,519           98
LOUISVILLE
1172 Century Drive (O)..................        707         4,663       5,370          122
248 Centennial Parkway (O)..............        708         4,663       5,371          122
285 Century Place (O)...................        891        10,144      11,035          176

                          MACK-CALI REALTY CORPORATION

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                        INITIAL COSTS            COSTS
                                                    YEAR                           ------------------------   CAPITALIZED
                                          ------------------------     RELATED                BUILDING AND   SUBSEQUENT TO
PROPERTY LOCATION(2)                         BUILT      ACQUIRED    ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION
----------------------------------------     -----     -----------  -------------  ---------  -------------  -------------
DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite (O).................        1974         1998        --              556        12,980            28

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South (O)...........        1985         1998        --              703         5,653            50
400 Inverness Drive (O).................        1997         1998        --            1,584        19,878            24
5975 South Quebec Street (O)............        1996         1998        --              855        11,551            39
67 Inverness Drive East (O).............        1996         1998        --            1,034         5,516            10

PARKER
9777 Pyramid Court (O)..................        1995         1998        --            1,304        13,189            25

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
1975 Research Parkway (O)...............        1997         1998        --            1,397        13,221        --

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard (O).................        1985         1998        --              774         6,891           276

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard (O)..........        1991         1997         6,717        2,732        10,927         5,743

PHOENIX
19640 North 31st Street (O).............        1990         1997         7,112        3,437        13,747             4
20002 North 19th Avenue (O).............        1986         1997         3,386        1,843         7,371            15

SCOTTSDALE
9060 E. Via Linda Boulevard (O).........        1984         1997        --            3,720        14,879        --

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
760 Market Street (O)...................        1908         1997        --            5,588        22,352        36,844

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard (O)...............        1982         1997        --            3,959        15,837           127

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway (O)................        1988         1997        --            1,708         6,833            39

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street (O)...............        1894         1997        --            2,559        10,236            81

DISTRICT OF COLUMBIA
WASHINGTON
1400 L Street, NW (O)...................        1987         1998        --           13,054        27,423           166
1709 New York Avenue, NW (O)............        1972         1998        --           19,898        29,686           158

                                           GROSS AMOUNT AT WHICH CARRIED AT
                                                  CLOSE OF PERIOD(1)
                                          -----------------------------------
                                                     BUILDING AND              ACCUMULATED
PROPERTY LOCATION(2)                        LAND     IMPROVEMENTS     TOTAL    DEPRECIATION
----------------------------------------  ---------  -------------  ---------  ------------
DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite (O).................        556        13,008      13,564          225
DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South (O)...........        703         5,703       6,406          129
400 Inverness Drive (O).................      1,584        19,902      21,486          352
5975 South Quebec Street (O)............        856        11,589      12,445          253
67 Inverness Drive East (O).............      1,035         5,525       6,560          139
PARKER
9777 Pyramid Court (O)..................      1,305        13,213      14,518          320
EL PASO COUNTY, COLORADO
COLORADO SPRINGS
1975 Research Parkway (O)...............      1,397        13,221      14,618          256
JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard (O).................        775         7,166       7,941          163
MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard (O)..........      3,593        15,809      19,402          336
PHOENIX
19640 North 31st Street (O).............      3,437        13,751      17,188          359
20002 North 19th Avenue (O).............      1,843         7,386       9,229          192
SCOTTSDALE
9060 E. Via Linda Boulevard (O).........      3,720        14,879      18,599          388
SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
760 Market Street (O)...................     13,499        51,285      64,784          852
HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard (O)...............      3,959        15,964      19,923          415
POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway (O)................      1,708         6,872       8,580          183
DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street (O)...............      2,559        10,317      12,876          271
DISTRICT OF COLUMBIA
WASHINGTON
1400 L Street, NW (O)...................     13,054        27,589      40,643          406
1709 New York Avenue, NW (O)............     19,898        29,844      49,742          444

                          MACK-CALI REALTY CORPORATION

              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                        INITIAL COSTS            COSTS
                                                    YEAR                           ------------------------   CAPITALIZED
                                          ------------------------     RELATED                BUILDING AND   SUBSEQUENT TO
PROPERTY LOCATION(2)                         BUILT      ACQUIRED    ENCUMBRANCES     LAND     IMPROVEMENTS    ACQUISITION
----------------------------------------     -----     -----------  -------------  ---------  -------------  -------------
PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place (O)...............        1989         1998        --            2,114        13,546           198

PROJECTS UNDER DEVELOPMENT..............                                 --           40,200       --              4,418

FURNITURE, FIXTURES & EQUIPMENT.........                                 --           --           --              5,686
                                                                    -------------  ---------  -------------  -------------
TOTALS..................................                              $ 749,331    $ 488,872   $ 2,584,351     $ 394,576
                                                                    -------------  ---------  -------------  -------------
                                                                    -------------  ---------  -------------  -------------

                                           GROSS AMOUNT AT WHICH CARRIED AT
                                                  CLOSE OF PERIOD(1)
                                          -----------------------------------
                                                     BUILDING AND              ACCUMULATED
PROPERTY LOCATION(2)                        LAND     IMPROVEMENTS     TOTAL    DEPRECIATION
----------------------------------------  ---------  -------------  ---------  ------------
PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place (O)...............      2,114        13,744      15,858          164
PROJECTS UNDER DEVELOPMENT..............     40,200         4,418      44,618            4
FURNITURE, FIXTURES & EQUIPMENT.........     --             5,686       5,686        1,716
                                          ---------  -------------  ---------  ------------
TOTALS..................................  $ 510,534   $ 2,957,265   $3,467,799  $  177,934
                                          ---------  -------------  ---------  ------------
                                          ---------  -------------  ---------  ------------

----------------------------------------

(1) The aggregate cost for federal income tax purposes at December 31, 1998 was approximately $2.31 billion.

(2) Legend of Property Codes:

(O) = Office Property              (M)= Multi-family Residential
                                     Property
(F) = Office/Flex Property         (R) = Stand-alone Retail Property
(I) = Industrial/Warehouse         (L) = Land Lease
  Property

                          MACK-CALI REALTY CORPORATION

                              NOTE TO SCHEDULE III

    Changes in rental properties and accumulated depreciation for the periods ended December 31, 1998, 1997 and 1996 are as follows:

                                                                                1998          1997         1996
                                                                            ------------  ------------  ----------
RENTAL PROPERTIES:
Balance at beginning of year..............................................  $  2,629,616  $    853,352  $  387,675
  Additions...............................................................       838,183     1,776,264     473,371
  Retirements/Disposals...................................................       --            --           (7,694)
                                                                            ------------  ------------  ----------
Balance at end of year....................................................  $  3,467,799  $  2,629,616  $  853,352
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------
Accumulated Depreciation:
Balance at beginning of year..............................................  $    103,133  $     68,610  $   59,095
  Depreciation expense....................................................        74,801        34,523      12,810
  Retirements/Disposals...................................................       --            --           (3,295)
                                                                            ------------  ------------  ----------
Balance at end of year....................................................  $    177,934  $    103,133  $   68,610
                                                                            ------------  ------------  ----------
                                                                            ------------  ------------  ----------