Form 10-Q
period 1999-06-30
MACK CALI REALTY CORP
filed 1999-08-05
CIK 924901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________
Commission file number 1-13274

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

--------------------------------------------------------------------------------
                     (Address or principal executive office)
                                   (Zip Code)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES |X| NO |_| and (2) has been subject to such filing requirements for the past ninety (90) days YES |X| NO
|_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 30, 1999, there were 59,260,534 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                    FORM 10-Q

                                      INDEX

Part I   Financial Information                                              Page
                                                                            ----

         Item 1. Financial Statements:

                 Consolidated Balance Sheets as of June 30, 1999
                    and December 31, 1998 ................................    4

                 Consolidated Statements of Operations for the three
                    and six month periods ended June 30, 1999 and 1998 ...    5

                 Consolidated Statement of Changes in Stockholders'
                    Equity for the six months ended June 30, 1999 ........    6

                 Consolidated Statements of Cash Flows for the six
                    months ended June 30, 1999 and 1998 ..................    7

                 Notes to Consolidated Financial Statements ..............  8-29

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................. 30-45

         Item 3. Quantitative and Qualitative Disclosures about Market
                    Risk .................................................    45

Part II  Other Information and Signatures

         Item 1. Legal Proceedings .......................................    46

         Item 2. Changes in Securities and Use of Proceeds ...............    46

         Item 3. Default Upon Senior Securities ..........................    46

         Item 4. Submission of Matters to a Vote of Security Holders .....    46

         Item 5. Other Information .......................................    46

         Item 6. Exhibits ................................................    47

                 Signatures ..............................................    50

                          MACK-CALI REALTY CORPORATION

                         Part I - Financial Information

Item I. Financial Statements

      The accompanying unaudited consolidated balance sheets, statements of operations, of changes in stockholders' equity, and of cash flows and related notes, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods.

      The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
================================================================================

                                                                  June 30,     December 31,
ASSETS                                                              1999           1998
-------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                $   523,250    $   510,534
    Buildings and improvements                                    2,934,780      2,887,115
    Tenant improvements                                              83,030         64,464
    Furniture, fixtures and equipment                                 5,795          5,686
-------------------------------------------------------------------------------------------
                                                                  3,546,855      3,467,799
Less - accumulated depreciation and amortization                   (220,152)      (177,934)
-------------------------------------------------------------------------------------------
    Total rental property                                         3,326,703      3,289,865
Cash and cash equivalents                                            11,519          5,809
Investments in unconsolidated joint ventures                         86,380         66,508
Unbilled rents receivable                                            48,435         41,038
Deferred charges and other assets, net                               52,703         39,020
Restricted cash                                                       6,160          6,026
Accounts receivable, net of allowance for doubtful accounts
    of $346 and $670                                                  6,698          3,928
-------------------------------------------------------------------------------------------

Total assets                                                    $ 3,538,598    $ 3,452,194
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Senior Unsecured Notes                                          $   597,344    $        --
Revolving credit facilities                                         148,600        671,600
Mortgages and loans payable                                         749,041        749,331
Dividends and distributions payable                                  40,926         40,564
Accounts payable and accrued expenses                                39,644         33,253
Rents received in advance and security deposits                      31,117         29,980
Accrued interest payable                                             14,729          2,246
-------------------------------------------------------------------------------------------
    Total liabilities                                             1,621,401      1,526,974
-------------------------------------------------------------------------------------------

Minority interest of unitholders in Operating Partnership           458,544        501,313
-------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized, none issued                --             --
Common stock, $0.01 par value, 190,000,000 shares authorized,
   58,915,684 and 57,266,137 shares outstanding                         589            573
Additional paid-in capital                                        1,563,187      1,514,648
Dividends in excess of net earnings                                (105,123)       (91,314)
-------------------------------------------------------------------------------------------
    Total stockholders' equity                                    1,458,653      1,423,907
-------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                      $ 3,538,598    $ 3,452,194
===========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
================================================================================

                                                      Three Months Ended June 30,  Six Months Ended June 30,
REVENUES                                                    1999        1998            1999        1998
------------------------------------------------------------------------------------------------------------
Base rents                                               $ 116,499   $ 105,861       $ 232,579   $ 198,777
Escalations and recoveries from tenants                     16,366      12,358          31,226      22,715
Parking and other                                            3,061       2,836           6,961       4,818
Interest income                                                215         916             470       1,459
Equity in earnings of unconsolidated joint ventures            834          70             628          95
------------------------------------------------------------------------------------------------------------
    Total revenues                                         136,975     122,041         271,864     227,864
------------------------------------------------------------------------------------------------------------

EXPENSES
------------------------------------------------------------------------------------------------------------
Real estate taxes                                           14,208      11,854          28,051      21,926
Utilities                                                    9,829       9,115          19,421      17,417
Operating services                                          17,227      15,629          34,143      28,321
General and administrative                                   5,770       6,394          13,904      12,591
Depreciation and amortization                               22,465      19,093          44,434      35,324
Interest expense                                            25,697      21,786          49,319      40,265
Non-recurring charges                                       16,458          --          16,458          --
------------------------------------------------------------------------------------------------------------
    Total expenses                                         111,654      83,871         205,730     155,844
------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item      25,321      38,170          66,134      72,020
Minority interest                                            6,635       7,782          15,384      15,089
------------------------------------------------------------------------------------------------------------
Income before extraordinary item                            18,686      30,388          50,750      56,931
Extraordinary item - loss on early retirement of debt
    (net of minority interest's share of $297 in 1998)          --      (2,373)             --      (2,373)
------------------------------------------------------------------------------------------------------------

Net income                                               $  18,686   $  28,015       $  50,750   $  54,558
============================================================================================================

Basic earnings per share:
Income before extraordinary item                         $    0.32   $    0.53       $    0.87   $    1.05
Extraordinary item - loss on early retirement of debt           --       (0.04)             --       (0.04)
------------------------------------------------------------------------------------------------------------
Net income                                               $    0.32   $    0.49       $    0.87   $    1.01
============================================================================================================

Diluted earnings per share:
Income before extraordinary item                         $    0.32   $    0.53       $    0.87   $    1.04
Extraordinary item - loss on early retirement of debt           --       (0.04)             --       (0.04)
------------------------------------------------------------------------------------------------------------
Net income                                               $    0.32   $    0.49       $    0.87   $    1.00
============================================================================================================

Dividends declared per common share                      $    0.55   $    0.50       $    1.10   $    1.00
------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                   58,510      57,019          58,337      54,207

Diluted weighted average shares outstanding                 67,486      64,626          67,385      61,671
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

                                                                   Additional    Dividends in        Total
                                                 Common Stock        Paid-In       Excess of      Stockholders'
                                              Shares   Par Value     Capital     Net Earnings        Equity
---------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                    57,266      $573      $1,514,648   $ (91,314)        $1,423,907
   Net income                                     --        --              --      50,750             50,750
   Dividends                                      --        --              --     (64,559)           (64,559)
   Redemption of common units for shares of
      common stock                             1,634        16          48,271          --             48,287
   Proceeds from stock options exercised          41        --             933          --                933
   Proceeds from dividend reinvestment
      and stock purchase plan                      1        --              10          --                 10
   Repurchase of common stock                    (26)       --            (713)         --               (713)
   Deferred compensation plan for directors       --        --              38          --                 38
---------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                      58,916      $589      $1,563,187   $(105,123)        $1,458,653
===============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
================================================================================

                                                                            Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                         1999                1998
--------------------------------------------------------------------------------------------------------
Net income                                                               $    50,750         $    54,558
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                           44,434              35,324
      Amortization of deferred financing costs                                 1,518                 654
      Equity in earnings of unconsolidated joint ventures                       (628)                (95)
      Minority interest                                                       15,384              15,089
      Extraordinary item - loss on early retirement of debt                       --               2,373
Changes in operating assets and liabilities:
      Increase in unbilled rents receivable                                   (7,397)             (6,339)
      Increase in deferred charges and other assets, net                     (10,794)             (4,569)
      Increase in accounts receivable, net                                    (2,770)             (1,793)
      Increase in accounts payable and accrued expenses                        5,891                 366
      Increase in rents received in advance and security deposits              1,137               8,425
      Increase (decrease) in accrued interest payable                         12,483              (1,476)
--------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                             $   110,008         $   102,517
========================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
--------------------------------------------------------------------------------------------------------
Additions to rental property                                             $   (71,107)        $  (625,434)
Issuance of mortgage note receivable                                              --             (20,000)
Repayment of mortgage note receivable                                             --              20,000
Investments in unconsolidated joint ventures                                 (29,941)            (39,031)
Distributions from unconsolidated joint ventures                              10,634               1,000
(Increase) decrease in restricted cash                                          (134)              1,361
--------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                                 $   (90,548)        $  (662,104)
========================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------------------------------------------------------------------------
Proceeds from Senior Unsecured Notes                                     $   597,252         $        --
Proceeds from revolving credit facilities                                    130,900           1,307,452
Proceeds from mortgages and loans payable                                     45,500                  --
Repayments of revolving credit facilities                                   (653,900)           (880,111)
Repayments of mortgages and loans payable                                    (45,819)            (69,704)
Repurchase of common stock                                                      (713)                 --
Redemption of common units                                                        --              (3,163)
Payment of financing costs                                                    (6,592)             (7,492)
Net proceeds from common stock offerings                                          --             284,453
Proceeds from stock options exercised                                            933               5,271
Proceeds from dividend reinvestment and stock purchase plan                       10                  --
Payment of dividends and distributions                                       (81,321)            (63,228)
--------------------------------------------------------------------------------------------------------

   Net cash (used in) provided by financing activities                   $   (13,750)        $   573,478
========================================================================================================

Net increase in cash and cash equivalents                                $     5,710         $    13,891
Cash and cash equivalents, beginning of period                           $     5,809         $     2,704
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                 $    11,519         $    16,595
========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share/unit amounts)
================================================================================

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of June 30, 1999, the Company owned or had interests in 254 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.1 million square feet, and are comprised of 160 office buildings and 81 office/flex buildings totaling approximately 27.7 million square feet (which included four office buildings and one office/flex building, aggregating 1.0 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

Basis of Presentation

The accompanying consolidated financial statements include all accounts of the Company and its majority-owned subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the "Operating Partnership"). See Investments in Unconsolidated Joint Ventures in Note 2 for the Company`s treatment of unconsolidated joint venture interests. All significant intercompany accounts and transactions have been eliminated.

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

                  Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                  Leasehold interests                      Remaining lease term
                  --------------------------------------------------------------
                  Buildings and improvements                      5 to 40 years
                  --------------------------------------------------------------
                  Tenant improvements                The shorter of the term of
                                               the related lease or useful life
                  --------------------------------------------------------------
                  Furniture, fixtures and equipment               5 to 10 years
                  --------------------------------------------------------------

                  On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe that the value of any of its rental properties is impaired.

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

Deferred
Financing Costs   Costs incurred in obtaining financing are capitalized and
                  amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $917 and $400 for the three months ended June 30, 1999 and 1998, respectively, and $1,518 and $654 for the six months ended June 30, 1999 and 1998, respectively.

Deferred
Leasing Costs     Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation which is capitalized and amortized, approximated $743 and $659 for the three months ended June 30, 1999 and 1998, respectively, and $1,401 and $1,236 for the six months ended June 30, 1999 and 1998, respectively.

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

Dividends and
Distributions
Payable The dividends and distributions payable at June 30, 1999 represents dividends payable to shareholders of record on July 6, 1999 (59,109,277 shares), distributions payable to minority interest common unitholders (8,299,690 common units) on that same date and preferred distributions to preferred unitholders (229,304 preferred units) for the second quarter 1999. The second quarter 1999 dividends and common unit distributions of $0.55 per share and per common unit (pro-rated for units issued during the quarter), as well as the second quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on June 10, 1999 and paid on July 23,1999.

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

Non-Recurring
Charges The Company considers non-recurring charges as costs incurred specific to significant non-recurring events that impact the comparative measurement of the Company's performance.

3. ACQUISITIONS/TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS

The Company acquired the following operating properties during the six months ended June 30, 1999:

------------------------------------------------------------------------------------------------------------------------------------
Acquisition                                                                                     # of     Rentable     Investment by
   Date      Property/Portfolio Name                  Location                                 Bldgs.   Square Feet    Company (a)
------------------------------------------------------------------------------------------------------------------------------------
Office
------
3/05/99      Pacifica Portfolio - Phase III(b)        Colorado Springs, El Paso County, CO       2          94,737       $    5,709
------------------------------------------------------------------------------------------------------------------------------------
Total Office Property Acquisitions:                                                              2          94,737       $    5,709
====================================================================================================================================

The Company acquired the following operating properties during the year ended December 31, 1998:

------------------------------------------------------------------------------------------------------------------------------------
Acquisition                                                                                     # of     Rentable     Investment by
   Date      Property/Portfolio Name                  Location                                 Bldgs.   Square Feet    Company (a)
------------------------------------------------------------------------------------------------------------------------------------
Office
------
2/05/98      500 West Putnam Avenue(c)                Greenwich, Fairfield County, CT            1         121,250       $   20,125
2/25/98      10 Mountainview Road                     Upper Saddle River, Bergen County, NJ      1         192,000           24,754
3/12/98      1250 Capital of Texas Highway South      Austin, Travis County, TX                  1         270,703           37,266
3/27/98      Prudential Business Campus(d)            Parsippany, Morris County, NJ              5         703,451          130,437
3/27/98      Pacifica Portfolio- Phase I(b)(e)        Denver & Colorado Springs, CO             10         620,017           74,966
3/30/98      Morris County Financial Center           Parsippany, Morris County, NJ              2         301,940           52,763
5/13/98      3600 South Yosemite                      Denver, Denver County, CO                  1         133,743           13,555
5/22/98      500 College Road East(f)                 Princeton, Mercer County, NJ               1         158,235           21,334
6/01/98      1709 New York Ave./1400 L Street N.W.    Washington, D.C.                           2         325,000           90,385
6/03/98      400 South Colorado Boulevard             Denver, Denver County, CO                  1         125,415           12,147
6/08/98      Pacifica Portfolio - Phase II(b)(e)(g)   Denver & Colorado Springs, CO              6         514,427           85,910
7/16/98      4200 Parliament Drive(h)                 Lanham, Prince George's County, MD         1         122,000           15,807
9/10/98      40 Richards Avenue(e)                    Norwalk, Fairfield County, CT              1         145,487           19,587
9/15/98      Seven Skyline Drive(i)                   Hawthorne, Westchester County, NY          1         109,000           13,379
------------------------------------------------------------------------------------------------------------------------------------
Total Office Property Acquisitions:                                                             34       3,842,668         $612,415
------------------------------------------------------------------------------------------------------------------------------------

Office/flex
-----------
1/30/98      McGarvey Portfolio(j)                    Moorestown, Burlington County, NJ         17         748,660       $   47,526
7/14/98      1510 Lancer Road(k)                      Moorestown, Burlington County, NJ          1          88,000            3,700
------------------------------------------------------------------------------------------------------------------------------------
Total Office/flex Property Acquisitions:                                                        18         836,660       $   51,226
------------------------------------------------------------------------------------------------------------------------------------

Total Operating Property Acquisitions:                                                          52       4,679,328       $  663,641
====================================================================================================================================

PROPERTIES PLACED IN SERVICE

The Company placed in service the following properties through the completion of development during the six months ended June 30, 1999:

------------------------------------------------------------------------------------------------------------------------------------
Date Placed                                                                                     # of      Rentable     Investment by
  in Service   Property Name                          Location                                 Bldgs.   Square Feet     Company (a)
------------------------------------------------------------------------------------------------------------------------------------
Office/flex
-----------
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
------------------------------------------------------------------------------------------------------------------------------------

Land Lease
----------
2/01/99        Horizon Center Business Park(l)        Hamilton Township, Mercer County, NJ     N/A      27.7 acres       $    1,007
------------------------------------------------------------------------------------------------------------------------------------
Total Land Lease Transactions:                                                                          27.7 acres       $    1,007
------------------------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service:                                                              1          38,961       $    3,147
====================================================================================================================================

See footnotes to these schedules on subsequent page.

The Company placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1998:

------------------------------------------------------------------------------------------------------------------------------------
Date Placed                                                                                     # of      Rentable     Investment by
 in Service    Property Name                          Location                                 Bldgs    Square Feet     Company (a)
------------------------------------------------------------------------------------------------------------------------------------
Office
------
1/15/98        224 Strawbridge Drive                  Moorestown, Burlington County, NJ          1        74,000       $    7,796
8/01/98        228 Strawbridge Drive                  Moorestown, Burlington County, NJ          1        74,000            7,986
------------------------------------------------------------------------------------------------------------------------------------
Total Office Properties Placed in Service:                                                       2       148,000       $   15,782
------------------------------------------------------------------------------------------------------------------------------------

Office/flex
-----------
6/08/98        Two Center Court                       Totowa, Passaic County, NJ                 1        30,600       $    2,231
10/23/98       650 West Avenue                        Stamford, Fairfield County, CT             1        40,000            4,952
------------------------------------------------------------------------------------------------------------------------------------
Total Office/flex Properties Placed in Service:                                                  2        70,600       $    7,183
------------------------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service:                                                              4       218,600       $   22,965
====================================================================================================================================

(a) Unless otherwise noted, transactions were funded by the Company primarily with funds made available through draws on the Company's credit facilities.
(b) The Company may be required to pay additional consideration due to earn-out provisions in the agreement. William L. Mack, a director and equity holder of the Company, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(c) The acquisition was funded with cash as well as the assumption of mortgage debt (estimated fair value of approximately $12,104, with annual effective interest rate of 6.52 percent).
(d) The acquisition was funded primarily from proceeds received from the sale of 2,705,628 shares of common stock (see Note 14). Also included in the acquisition, but excluded from this schedule, is (i) Nine Campus Drive, which the Company has a 50 percent interest through an unconsolidated joint venture (see Note 4), and (ii) developable land adjacent to the acquired portfolio (see "1998 Redevelopment Properties/Developable Land Acquisitions").
(e) The acquisition was funded with cash and the issuance of common units to the seller (see Note 10).
(f) The property was acquired subject to a ground lease, which is prepaid through 2031, and has two 10-year renewal options, at rent levels as defined in the lease agreement.
(g) Also included in the acquisition, but excluded from this schedule, is developable land adjacent to the acquired portfolio (see "1998 Redevelopment Properties/Developable Land Acquisitions").
(h) Includes land adjacent to the operating property, which may be sub-divided for future development.
(i) The property was acquired through the exercise of a purchase option obtained in connection with the Company's acquisition of 65 properties from Robert Martin Company, LLC in January 1997. The acquisition was funded with cash, net of the repayment by the seller of the remaining balance of a note receivable.
(j) The acquisition was funded with cash as well as the assumption of mortgage debt (aggregate estimated fair value of approximately $8,354, with a weighted average annual effective interest rate of 6.24 percent). The Company is under contract to acquire an additional four office/flex properties and has a right of first refusal to acquire six additional office/flex properties.
(k) The property was acquired through the exercise of a purchase option obtained in the acquisition of the McGarvey portfolio in January 1998.
(l) On February 1, 1999, the Company entered into a ground lease agreement to lease 27.7 acres of developable land located at the Company's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot is developing a 134,000 square-foot retail store.

----------

1999 REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND TRANSACTIONS

On February 26, 1999, the Company acquired approximately 2.3 acres of vacant land adjacent to one of the Company's operating properties located in San Antonio, Bexar County, Texas for approximately $1,524, which was made available from the Company's cash reserves.

On March 15, 1999, the Company entered into a joint venture with SJP 106 Allen Road to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The venture has commenced construction of a 135,000 square-foot office building on this site. The Company provided a construction loan with a total commitment of $22,859 (aggregate borrowings of $4,987 as of June 30, 1999) to the venture. Upon completion of the building, the Company's construction loan will convert to an equity interest in the venture. The Company accounts for its investment in the joint venture on a consolidated basis.

On May 4, 1999, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors in the Company, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Company acquired the land for approximately $2,181. $1,681 of the purchase price was funded from the Company's cash reserves with an additional $500 due three years from the closing date contingent upon certain conditions per the acquisition contract and subject to interest over the term.

On June 1, 1999, the Company acquired 795 Folsom Street, a 183,445 square-foot office building located in San Francisco, San Francisco County, California. The building was acquired for approximately $34,282, which was made available from drawing on one of the Company's credit facilities. The Company is currently redeveloping the property for lease-up and operation.

1998 REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND TRANSACTIONS

On January 23, 1998, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors in the Company, approximately 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,341, which was funded from the Company's cash reserves. In October 1998, the Company completed and placed in service a 40,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service").

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

On September 4, 1998, the Company acquired approximately 128 acres of vacant land located at the Company's Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey, through the exercise of a purchase option obtained in the Company's acquisition of the Horizon Center Business Park in November 1995. The land was acquired for approximately $1,698, which was funded from the Company's cash reserves. Subsequently in February 1999, the Company leased 27.7 acres of the acquired land to Home Depot (see "Properties Placed in Service").

On November 10, 1998, the Company acquired approximately 10.1 acres of land located at Three Vaughn Drive, Princeton, Mercer County, New Jersey. The Company acquired the land for approximately $2,146, which was funded from the Company's cash reserves.

On December 3, 1998, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors in the Company, approximately 2.7 acres of land located at 12 Skyline Drive, Hawthorne, Westchester County, New York. The Company acquired the land for approximately $1,540, which was funded from the Company's cash reserves. The Company is currently constructing a 47,000 square-foot office/flex property on the land parcel.

SUBSEQUENT ACQUISITION

On July 21, 1999, the Company acquired 1201 Connecticut Avenue, NW, a 169,000 square-foot office property, located in Washington, D.C., for approximately $32,200, which was made available from drawing on one of the Company's credit facilities.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (Nine Campus Drive)

On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Prudential Business Campus office complex in Parsippany, Morris County, New Jersey (see Note 3). The Company performs management and leasing services for the property owned by the joint venture and received $75 and $43 in fees for such services in the six months ended June 30, 1999 and 1998, respectively.

HPMC (Continental Grand II/Summit Ridge/Lava Ridge)

On April 23, 1998, the Company entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of a 132,000 square-foot office/flex property. HPMC Development Partners II, L.P. has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a 12.1 acre site located in Roseville, Placer County, California and is currently in negotiations with the City of Daly City, California, to purchase a parcel of land for future development into office space, a hotel and other retail establishments. Among other things, the partnership agreements provide for a preferred return on the Company's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

G&G MARTCO (Convention Plaza)

On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 10), as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 10). The Company performs management and leasing services for the property owned by the joint venture and received $108 and none in fees for such services in the six months ended June 30, 1999 and 1998, respectively.

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

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. During the six months ended June 30, 1999, the venture paid $2,317 ($463 representing the Company's share) in accordance with the earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture and received $63 and none in fees for such services in the six months ended June 30, 1999 and 1998, respectively.

ARCAP INVESTORS, L.L.C.

On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The
Company has agreed to invest $20,000 in the venture. William L. Mack, a director and equity holder of the Company, is a principal of the managing member of the venture. During the six months ended June 30, 1999, the venture purchased approximately $221,539 face value of CMBS bonds for an aggregate cost of $107,981.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 1999 and December 31, 1998:

                                                                             June 30, 1999
                                  -------------------------------------------------------------------------------------------------
                                                                      American
                                                                G&G   Financial      Ramland     Ashford                  Combined
                                  Pru-Beta 3      HPMC       Martco    Exchange       Realty        Loop      ARCap          Total
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
     Rental property, net            $22,301    $ 50,252   $ 13,150    $ 10,678    $  15,606   $  21,309    $      --    $ 133,296
     Other assets                      3,598       1,283      3,287         495          273       1,365      147,781      158,082
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                    $25,899    $ 51,535   $ 16,437    $ 11,173    $  15,879   $  22,674    $ 147,781    $ 291,378
===================================================================================================================================

Liabilities and partners'/
members' capital:
     Mortgages and loans payable     $    --    $ 24,042   $ 42,671    $     --    $      --   $      --    $  73,840    $ 140,553
     Other liabilities                   486       5,035      1,368           1        2,661         354          554       10,459
     Partners'/members' capital       25,413      22,458    (27,602)     11,172       13,218      22,320       73,387      140,366
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
      partners'/members' capital     $25,899    $ 51,535   $ 16,437    $ 11,173    $  15,879   $  22,674    $ 147,781    $ 291,378
===================================================================================================================================
Company's net investment
     in unconsolidated
     joint ventures                  $17,381    $ 19,839   $  8,956    $ 11,221    $   6,923   $   4,808    $  17,252    $  86,380
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        December 31, 1998
                                  -------------------------------------------------------------------------------------------------
                                                                      American
                                                                G&G   Financial      Ramland     Ashford                  Combined
                                  Pru-Beta 3      HPMC       Martco    Exchange       Realty        Loop      ARCap          Total
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
     Rental property, net            $22,711    $ 30,278   $ 11,099    $ 10,621    $   8,467   $  19,166           --    $ 102,342
     Other assets                      3,995       1,097      4,058         389        1,101         378           --       11,018
-----------------------------------------------------------------------------------------------------------------------------------
     Total assets                    $26,706    $ 31,375   $ 15,157    $ 11,010    $   9,568   $  19,544           --    $ 113,360
===================================================================================================================================

Liabilities and partners'/
members' capital:
     Mortgages and loans payable     $    --    $    632   $ 39,762    $     --    $      --   $      --           --    $  40,394
     Other liabilities                   484       3,522      2,096          79            6         509           --        6,696
     Partners'/members' capital       26,222      27,221    (26,701)     10,931        9,562      19,035           --       66,270
-----------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and
     partners'/members' capital      $26,706    $ 31,375   $ 15,157    $ 11,010    $   9,568   $  19,544           --    $ 113,360
===================================================================================================================================
Company's net investment
     in unconsolidated
     joint ventures                  $17,980    $ 17,578   $ 10,964    $ 10,983    $   4,851   $   4,152           --    $  66,508
-----------------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six month periods ended June 30, 1999 and 1998:

                                                                  Three Months Ended June 30, 1999
                                  -------------------------------------------------------------------------------------------------
                                                                      American
                                                                G&G   Financial      Ramland     Ashford                  Combined
                                  Pru-Beta 3      HPMC       Martco    Exchange       Realty        Loop      ARCap          Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $ 1,239          --   $  2,160    $    229           --   $   1,071    $   2,528    $   7,227
Operating and other expenses            (371)         --       (699)        (61)          --        (575)      (1,622)      (3,328)
Depreciation and amortization           (307)         --       (230)        (23)          --        (108)          --         (668)
Interest expense                          --          --       (738)         --           --          --         (519)      (1,257)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                           $   561          --   $    493    $    145           --   $     388    $     387    $   1,974
===================================================================================================================================
Company's equity
     in earnings of unconsolidated
     joint ventures                  $   242          --   $     89    $    145           --   $      78    $     280    $     834
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  Three Months Ended June 30, 1998
                                  -------------------------------------------------------------------------------------------------
                                                                      American
                                                                G&G   Financial      Ramland     Ashford                  Combined
                                  Pru-Beta 3      HPMC       Martco    Exchange       Realty        Loop      ARCap          Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $ 1,105          --   $    671          --           --          --           --    $   1,776
Operating and other expenses            (346)         --       (306)         --           --          --           --         (652)
Depreciation and amortization           (344)         --       (135)         --           --          --           --         (479)
Interest expense                          --          --       (505)         --           --          --           --         (505)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                    $   415          --   $   (275)         --           --          --           --    $     140
===================================================================================================================================
Company's equity in earnings
     (loss) of unconsolidated
     joint ventures                  $   207          --   $   (137)         --           --          --           --    $      70
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Six Months Ended June 30, 1999
                                  -------------------------------------------------------------------------------------------------
                                                                      American
                                                                G&G   Financial      Ramland     Ashford                  Combined
                                  Pru-Beta 3      HPMC       Martco    Exchange       Realty        Loop      ARCap          Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $ 2,470          --   $  4,150    $    417           --   $   1,988    $   2,775    $  11,800
Operating and other expenses            (745)         --     (1,390)       (130)          --      (1,048)      (2,012)      (5,325)
Depreciation and amortization           (625)         --       (463)        (46)          --        (216)          --       (1,350)
Interest expense                          --          --     (1,448)         --           --          --         (544)      (1,992)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                           $ 1,100          --   $    849    $    241           --   $     724    $     219    $   3,133
===================================================================================================================================
Company's equity in earnings
     (loss) of unconsolidated
     joint ventures                  $   356          --   $   (277)   $    191           --   $     134    $     224    $     628
-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Six Months Ended June 30, 1998
                                  -------------------------------------------------------------------------------------------------
                                                                      American
                                                                G&G   Financial      Ramland     Ashford                  Combined
                                  Pru-Beta 3      HPMC       Martco    Exchange       Realty        Loop      ARCap          Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $ 1,135          --   $    671          --           --          --           --    $   1,806
Operating and other expenses            (352)         --       (306)         --           --          --           --         (658)
Depreciation and amortization           (344)         --       (135)         --           --          --           --         (479)
Interest expense                          --          --       (505)         --           --          --           --         (505)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                    $   439          --   $   (275)         --           --          --           --    $     164
===================================================================================================================================
Company's equity in earnings
     (loss) of unconsolidated
     joint ventures                  $   232          --   $   (137)          --           --          --           --    $      95
-----------------------------------------------------------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS

                                                         June 30,   December 31,
                                                           1999        1998
--------------------------------------------------------------------------------
   Deferred leasing costs                                $ 44,977    $ 35,151
   Deferred financing costs                                16,825       9,962
--------------------------------------------------------------------------------
                                                           61,802      45,113
   Accumulated amortization                               (15,761)    (13,527)
--------------------------------------------------------------------------------
   Deferred charges, net                                   46,041      31,586
   Prepaid expenses and other assets                        6,662       7,434
--------------------------------------------------------------------------------

   Total deferred charges and other assets, net          $ 52,703    $ 39,020
================================================================================

6. RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                          June 30,  December 31,
                                                            1999        1998
--------------------------------------------------------------------------------
   Security deposits                                       $5,986      $5,696
   Escrow and other reserve funds                             174         330
--------------------------------------------------------------------------------

   Total restricted cash                                   $6,160      $6,026
================================================================================

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

A summary of the terms of the Senior Unsecured Notes outstanding as of June 30, 1999 is presented below:

                                                                       Effective
                                                              Amount    Rate(1)
--------------------------------------------------------------------------------
   7.00% Senior Unsecured Notes, due March 15, 2004          $299,624     7.27%
   7.25% Senior Unsecured Notes, due March 15, 2009          $297,720     7.49%
--------------------------------------------------------------------------------

   Total Senior Unsecured Notes                              $597,344     7.38%
================================================================================

(1) Includes the cost of terminated treasury lock agreements, offering and transaction costs and the discount on the notes.

In August 1999, the Operating Partnership issued an additional $185,283 of unsecured corporate debt with an interest rate of 7.18 percent payable monthly and maturity date of December 31, 2003. The Company used the proceeds to retire the TIAA Mortgage as defined below (see Note 9).

The terms of the Senior Unsecured Notes and the unsecured corporate debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

1998 UNSECURED FACILITY

In April 1998, the Company repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility ("1998 Unsecured Facility") with a current borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate is based on the Company's achievement of investment grade unsecured debt ratings and is currently 90 basis points over London Inter-Bank Offered Rate ("LIBOR") (5.05 percent at June 30, 1999). The 1998 Unsecured Facility matures in April 2001.

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

PRUDENTIAL FACILITY

The Company has a revolving credit facility ("Prudential Facility") from Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of June 30, 2000. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY

As of June 30, 1999, the Company had outstanding borrowings of $148,600 under its revolving credit facilities (with aggregate borrowing capacity of $1,100,000). The outstanding borrowings were comprised of $148,600 from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility.

9. MORTGAGES AND LOANS PAYABLE

                                                        June 30,    December 31,
                                                          1999         1998
--------------------------------------------------------------------------------
   Portfolio Mortgages                                  $335,283      $335,283
   Property Mortgages                                    413,758       414,048
--------------------------------------------------------------------------------

   Total Mortgages and Loans Payable                    $749,041      $749,331
================================================================================

PORTFOLIO MORTGAGES

TIAA Mortgage

The Company has a $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America, with interest only payable monthly at a fixed annual rate of 7.18 percent ("TIAA Mortgage"). The TIAA Mortgage is secured and cross collateralized by 43 properties and matures in December 2003. The Company has the option to convert, without any yield maintenance obligation or prepayment premium, the TIAA Mortgage to unsecured public debt as a result of the achievement of an investment grade credit rating. The TIAA Mortgage is prepayable in whole or in part subject to certain provisions, including yield maintenance.

Using the proceeds from the issuance of $185,283 of unsecured corporate debt in August 1999 (see Note 7), the Company repaid in full and retired the TIAA Mortgage.

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

Certain mortgages and loans payable were repaid and retired in connection with the Company obtaining the $150,000 Prudential Mortgage Loan. On account of prepayment fees, loan origination fees, legal fees, and other costs incurred in the retirement of certain mortgages and loans payable in April 1998, an extraordinary loss of $170, net of minority interest's share of the loss ($22), was recorded in the year ended December 31, 1998.

PROPERTY MORTGAGES

Property mortgages are comprised of various non-recourse loans which are collateralized by certain of the Company's rental properties. Payments on property mortgages are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company's property mortgages as of June 30, 1999 and December 31, 1998 is as follows:

                                                                               Principal Balance at
                                                                               --------------------
                                                                    Interest   June 30, December 31,  Date of
Property Name                    Lender                               Rate       1999      1998      Maturity
-------------------------------------------------------------------------------------------------------------
Mack-Cali Centre VI              CIGNA                                7.600%   $     --   $ 29,223   03/31/99
Mack-Cali Airport                CIGNA                                7.600%         --      6,849   03/31/99
Mack-Cali Murray Hill            Horace Mann                          7.850%         --      8,027   05/01/99
Mack-Cali Manhasset              IDA Financing                          TENR      8,000      8,000   12/01/99
201 Commerce Drive               Sun Life Assurance Co.               6.240%      1,090      1,121   09/01/00
3 & 5 Terri Lane                 First Union National Bank            6.220%      4,455      4,476   10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.               6.270%      2,465      2,553   06/01/01
Mack-Cali Morris Plains          Corestates Bank                      7.510%      2,261      2,292   12/31/01
Harborside Financial Center(1)   Contingent Obligation(1)             6.764%      6,358      6,150   11/04/02
Mack-Cali Willowbrook            CIGNA                                8.670%     10,560     10,918   10/01/03
1717 Route 208, Fair Lawn        Prudential Insurance Co.             8.250%     17,348     17,586   10/01/03
400 Chestnut Ridge               Prudential Insurance Co.             9.440%     14,781     14,983   07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.         6.865%     35,000         --   04/01/05
Mack-Cali Bridgewater I          New York Life Ins. Co.               7.000%     23,000     23,000   09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.               7.500%     17,500     17,500   09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.             7.740%     27,110     27,696   10/01/05
500 West Putnam Avenue           New York Life Ins. Co.               6.520%     11,127     11,471   10/10/05
Harborside - Plaza I             U.S. West Pension Trust              6.990%     49,949     48,148   01/01/06
Harborside - Plaza II and III    Northwestern Mutual Life Ins.        7.320%    100,051    101,852   01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.          7.050%     10,500         --   04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.          LIBOR+0.65%     40,025     40,025   01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.          LIBOR+0.65%     32,178     32,178   01/31/09
-------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                       $413,758   $414,048
=============================================================================================================

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

INTEREST RATE CONTRACTS

On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to
6.285 percent per annum on a notional amount of $24,000. The swap agreement expires on August 15, 1999.

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

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of June 30, 1999 are as follows:

                                                                                 Weighted Avg.
                                Scheduled      Principal                       Interest Rate of
Year                           Amortization    Maturities       Total        Future Repayments(a)
-------------------------------------------------------------------------------------------------
July through December 1999      $    1,503     $    8,000     $    9,503            6.26%
2000                                 3,336          5,419          8,755            6.77%
2001                                 3,583        152,811        156,394            6.01%
2002                                 3,823          7,814         11,637            7.09%
2003                                 4,180        206,971        211,151            7.31%
Thereafter                           4,721      1,092,824      1,097,545            7.19%
-------------------------------------------------------------------------------------------------

Totals/Weighted Average         $   21,146     $1,473,839     $1,494,985            7.08%
=================================================================================================

(a) Assumes LIBOR rate at June 30, 1999 of 5.05 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 1999 and 1998, was $38,216 and $61,440, respectively. Interest capitalized by the Company for the six months ended June 30, 1999 and 1998 was $3,019 and $1,293, respectively.

SUMMARY OF INDEBTEDNESS

As of June 30, 1999, the Company's total indebtedness of $1,494,985 (weighted average interest rate of 7.08 percent) was comprised of $228,803 of credit facility borrowings and other variable rate mortgage debt (average rate of 5.84 percent), fixed rate debt of $1,259,824 (average rate of 7.31 percent), and a Contingent Obligation of $6,358.

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

During the six months ended June 30, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

As of June 30, 1999, there was 229,304 Preferred Units outstanding (convertible into 6,617,721 common units).

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

On June 4, 1999, in connection with the acquisition of a 0.1 percent interest in G&G Martco joint venture (see Note 4), the Company issued 437 common units, valued at approximately $17.

During the six months ended June 30, 1999, the Operating Partnership redeemed an aggregate of 1,634,164 common units for an equivalent number of shares of common stock in the Company.

During the six months ended June 30, 1999, the Company also issued 242,157 common units, valued at approximately $7,241, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

As of June 30, 1999, there were 8,299,690 common units outstanding.

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

On account of certain of the performance goals at the Mack Properties having been achieved during the six months ended June 30, 1999, the Company redeemed 242,157 contingent common units and issued an equivalent number of common units, as indicated above. There were no contingent Preferred Units outstanding and 32,889 contingent common units outstanding as of June 30, 1999.

UNIT WARRANTS

The Company has 2,000,000 Unit Warrants outstanding. The Unit Warrants are exercisable at $37.80 per common unit and expire on December 11, 2002.

MINORITY INTEREST OWNERSHIP

As of June 30, 1999 and December 31, 1998, the minority interest common unitholders owned 12.3 percent (20.2 percent, including the effect of the conversion of Preferred Units into common units) and 13.7 percent (22.2 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

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

      Harborside Financial Center Property

      Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Company as part of the acquisition of the property in November 1996, the Company is required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. Such PILOT totaled $1,302 and $1,239 for the six months ended June 30, 1999 and 1998, respectively.

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Company is the lessee as of June 30, 1999, are as follows:

Year                                                                     Amount
--------------------------------------------------------------------------------
July 1, 1999 to December 31, 1999                                        $   213
2000                                                                         425
2001                                                                         427
2002                                                                         427
2003                                                                         427
Thereafter                                                                21,934
--------------------------------------------------------------------------------

Total                                                                    $23,853
================================================================================

OTHER

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Company in December 1997 and an agreement entered into simultaneous with his resigning from the Company, Mr. Rizk received a payment of approximately $14,490 in April 1999 and will receive $500 annually over the next three years. All costs associated with Mr. Rizk's resignation are included in non-recurring charges for the three and six month periods ended June 30, 1999.

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

For the six months ended June 30, 1999, the Company purchased, for constructive retirement, 26,000 shares of its outstanding common stock for an aggregate cost of approximately $713. Concurrent with these purchases, the Company sold to the Operating Partnership 26,000 common units for approximately $713.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the six months ended June 30, 1999, 320 shares were issued and proceeds of approximately $10 were received from stock purchases and/or dividend reinvestments under the Plan.

SHAREHOLDER RIGHTS PLAN

On June 10, 1999, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock to be distributed to all holders of record of the common stock on July 6, 1999. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A junior participating preferred stock, par value $0.01 per share ("the Preferred Shares"), at a price of $100.00 per one one-thousandth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on July 6, 2009, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights will be attached to each share of common stock. The Rights will generally be exercisable only if a person or group becomes the beneficial owner of 15 percent or more of the outstanding common stock or announces a tender offer for 15 percent or more of the outstanding common stock ("Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right.

STOCK OPTION PLANS

In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997 and 1998 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of June 30, 1999 and December 31, 1998, the stock options outstanding had a weighted average remaining contractual life of approximately 7.6 and 8.5 years, respectively.

Information regarding the Company's stock option plans is summarized below:

                                                                        Weighted
                                                            Shares      Average
                                                            Under       Exercise
                                                           Options       Price
--------------------------------------------------------------------------------
      Outstanding at January 1, 1998                      3,287,290      $31.47
      Granted                                             1,048,620      $35.90
      Exercised                                            (267,660)     $20.47
      Lapsed or canceled                                   (128,268)     $36.61
--------------------------------------------------------------------------------
      Outstanding at December 31, 1998                    3,939,982      $33.22
      Granted                                                37,000      $31.63
      Exercised                                             (41,063)     $22.87
      Lapsed or canceled                                   (289,434)     $37.38
--------------------------------------------------------------------------------
      Outstanding at June 30, 1999                        3,646,485      $32.99
================================================================================
      Options exercisable at December 31, 1998            1,334,137      $27.84
      Options exercisable at June 30, 1999                1,904,177      $30.49
--------------------------------------------------------------------------------
      Available for grant at December 31, 1998              709,223
      Available for grant at June 30, 1999                  961,657
--------------------------------------------------------------------------------

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

As of June 30, 1999 and December 31, 1998, there were 914,976 Stock Warrants outstanding. As of June 30, 1999 and December 31, 1998, there were 585,989 and 565,991 Stock Warrants exercisable, respectively. No Stock Warrants have been exercised or canceled.

EXECUTIVE STOCK COMPENSATION

Effective July 1, 1999, the Company entered into amended and restated employment contracts with six of its key executive officers which provided for, among other things, compensation in the form of stock awards ("Restricted Stock Awards") and associated tax obligation payments. In connection with the Restricted Stock Awards, the executive officers are to receive up to a total of 193,593 shares of the Company's common stock vesting over a five-year period contingent upon the Company meeting certain performance and/or stock price appreciation objectives.

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

During the six months ended June 30, 1999, 1,309 deferred stock units were earned.

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

The following information presents the Company's results for the three and six month periods ended June 30, 1999 and 1998 in accordance with FASB No. 128.

                                           Three Months Ended June 30,
                                          1999                    1998
                                          ----                    ----
                                  Basic EPS  Diluted EPS  Basic EPS  Diluted EPS
--------------------------------------------------------------------------------
Net income                         $18,686     $18,686     $28,015     $28,015
Add: Net income attributable
     to potentially dilutive
     securities                         --       2,766          --       3,500
--------------------------------------------------------------------------------
Adjusted net income                $18,686     $21,452     $28,015     $31,515
================================================================================

Weighted average shares             58,510      67,486      57,019      64,626
--------------------------------------------------------------------------------
Per Share                          $  0.32     $  0.32     $  0.49     $  0.49
================================================================================

                                            Six Months Ended June 30,
                                          1999                    1998
                                          ----                    ----
                                  Basic EPS  Diluted EPS  Basic EPS  Diluted EPS
--------------------------------------------------------------------------------
Net income                           $50,750     $50,750     $54,558     $54,558
Add: Net income attributable
     to potentially dilutive
     securities                           --       7,646          --       6,896
--------------------------------------------------------------------------------
Adjusted net income                  $50,750     $58,396     $54,558     $61,454
================================================================================

Weighted average shares               58,337      67,386      54,207      61,671
--------------------------------------------------------------------------------
Per Share                            $  0.87     $  0.87     $  1.01     $  1.00
================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation.

                                            Three Months           Six Months
                                           Ended June 30,        Ended June 30,
                                          1999       1998       1999       1998
--------------------------------------------------------------------------------
Basic EPS Shares:                        58,510     57,019     58,337     54,207
    Add: Operating Partnership units      8,663      7,126      8,755      6,848
         Stock options                      313        444        293        529
         Stock Warrants                      --         37         --         87
--------------------------------------------------------------------------------
Diluted EPS Shares:                      67,486     64,626     67,385     61,671
================================================================================

Preferred Units and Contingent Units outstanding in 1999 and 1998 were not included in the computation of diluted EPS as such units were anti-dilutive during the period.

Pursuant to the Repurchase Program, during 1998, the Company purchased for constructive retirement, 854,700 shares of its outstanding common stock for approximately $25,058. Additionally, during the six months ended June 30, 1999, the Company purchased for constructive retirement, 26,000 shares of its outstanding common stock for approximately $713.

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

Selected results of operations for the three and six month periods ended June 30, 1999 and 1998 and selected asset information as of June 30, 1999 and December 31, 1998 regarding the Company's operating segment are as follows:

                                                 Total       Corporate &         Total
                                                Segment        Other(e)         Company
-------------------------------------------------------------------------------------------
Total contract revenues(a):
Three months ended:
      June 30, 1999                           $  132,575     $      567      $  133,142 (f)
      June 30, 1998                              116,878          2,021         118,899 (g)
Six months ended:
      June 30, 1999                           $  264,344     $      142         264,486 (h)
      June 30, 1998                              218,479          3,040         221,519 (i)

Total operating and interest expenses(b):
Three months ended:
      June 30, 1999                           $   28,110     $   61,079      $   89,189
      June 30, 1998                               38,750         26,028          64,778
Six months ended:
      June 30, 1999                           $   71,265     $   90,031      $  161,296
      June 30, 1998                               71,696         48,824         120,520

Net operating income(c):
Three months ended:
      June 30, 1999                           $  104,465     $  (60,512)     $   43,953 (f)
      June 30, 1998                               78,128        (24,007)         54,121 (g)
Six months ended:
      June 30, 1999                           $  193,079     $  (89,889)     $  103,190 (h)
      June 30, 1998                              146,783        (45,784)        100,999 (i)

Total assets:
      June 30, 1999                           $3,512,260     $   26,338      $3,538,598
      December 31, 1998                        3,430,865         21,329       3,452,194

Total long-lived assets(d):
      June 30, 1999                           $3,457,321     $    4,196      $3,461,517
      December 31, 1998                        3,393,313          4,098       3,397,411

--------------------------------------------------------------------------------

(a) Total contract revenues represents all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represents the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and is classified in Corporate and Other for all periods.
(c) Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note
      (b)] for the period.
(d) Long-lived assets is comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f) Excludes $3,859 of adjustments for straight-lining of rents and $(26) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,136 of adjustments for straight-lining of rents and $6 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $7,422 of adjustments for straight-lining of rents and $(44) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $6,339 of adjustments for straight-lining of rents and $6 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB delayed the implementation date of FASB No. 133 by one year (January 1, 2001 for the Company). FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Company's results of operations or its financial position.

17. PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information for the six months ended June 30, 1999 and 1998 are presented as if all acquisitions and common stock offerings completed during the six months ended June 30, 1999 and the year ended December 31, 1998 had occurred on January 1, 1998. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1998, nor do they represent the results of operations of future periods.

                                                                Six Months
                                                              Ended June 30,
                                                           1999           1998
--------------------------------------------------------------------------------
Total revenues                                           $271,864       $252,675
Operating and other expenses                               81,615         74,327
General and administrative                                 13,904         13,746
Depreciation and amortization                              44,434         39,211
Interest expense                                           49,319         50,090
Non-recurring charges                                      16,458             --
--------------------------------------------------------------------------------
Income before minority interest                            66,134         75,301
Minority interest                                          15,384         12,613
--------------------------------------------------------------------------------

Net income                                               $ 50,750       $ 62,688
================================================================================

Basic earnings per common share                          $   0.87       $   1.08
Diluted earnings per common share                        $   0.87       $   1.01
--------------------------------------------------------------------------------
Basic weighted average shares outstanding                  58,337         57,861
Diluted weighted average shares outstanding                67,385         66,441
--------------------------------------------------------------------------------

                  MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

                                     Item 2:
       M A N A G E M E N T ' S  D I S C U S S I O N  A N D  A N A L Y S I S
                O F  F I N A N C I A L  C O N D I T I O N  A N D
                    R E S U L T S  O F  O P E R A T I O N S

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the three and six month periods ended June 30, 1999 ("1999"), as compared to the three and six month periods ended June 30, 1998 ("1998") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at March 31, 1998 (for the three-month period comparisons), and which represents all in-service properties owned by the Company at December 31, 1997 (for the six-month period comparisons) and (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Company from April 1, 1998 through June 30, 1999 (for the three-month period comparisons) and which represents all properties acquired or placed in service by the Company from January 1, 1998 through June 30, 1999 (for the six-month period comparisons).

  Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

                                                Quarter Ended
                                                   June 30,           Dollar     Percent
(in thousands)                               1999         1998        Change    Change(%)
-----------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                                $ 116,499    $ 105,861    $  10,638       10.0%
Escalations and recoveries from tenants      16,366       12,358        4,008       32.4
Parking and other                             3,061        2,836          225        7.9
-----------------------------------------------------------------------------------------
   Sub-total                                135,926      121,055       14,871       12.3

Interest income                                 215          916         (701)     (76.5)
Equity in earnings of
   unconsolidated joint ventures                834           70          764    1,091.4
-----------------------------------------------------------------------------------------
   Total revenues                           136,975      122,041       14,934       12.2
-----------------------------------------------------------------------------------------

Property expenses:
Real estate taxes                            14,208       11,854        2,354       19.9
Utilities                                     9,829        9,115          714        7.8
Operating services                           17,227       15,629        1,598       10.2
-----------------------------------------------------------------------------------------
   Sub-total                                 41,264       36,598        4,666       12.7

General and administrative                    5,770        6,394         (624)      (9.8)
Depreciation and amortization                22,465       19,093        3,372       17.7
Interest expense                             25,697       21,786        3,911       18.0
Non-recurring charges                        16,458           --       16,458         --
-----------------------------------------------------------------------------------------
   Total expenses                           111,654       83,871       27,783       33.1
-----------------------------------------------------------------------------------------

Income before minority interest and
   extraordinary item                        25,321       38,170      (12,849)     (33.7)
Minority interest                            (6,635)      (7,782)       1,147      (14.7)
-----------------------------------------------------------------------------------------

Income before extraordinary item             18,686       30,388      (11,702)     (38.5)
-----------------------------------------------------------------------------------------

Extraordinary item - loss on early
   retirement of debt (net of minority
   interest's share of $297 in 1998)             --       (2,373)       2,373      100.0
-----------------------------------------------------------------------------------------
Net income                                $  18,686    $  28,015    $  (9,329)     (33.3)%
=========================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties and Same-Store Properties (in thousands).

                                                                    Acquired             Same-Store
                                            Total Company          Properties            Properties
                                            -------------          ----------            ----------
                                         Dollar     Percent    Dollar     Percent    Dollar     Percent
                                         Change      Change    Change      Change    Change      Change
--------------------------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                               $10,638       10.0%   $ 7,529        7.1%   $ 3,109        2.9%
Escalations and recoveries from tenants    4,008       32.4        994        8.0      3,014       24.4
Parking and other                            225        7.9         96        3.4        129        4.5
--------------------------------------------------------------------------------------------------------
   Total                                 $14,871       12.3%   $ 8,619        7.1%   $ 6,252        5.2%
========================================================================================================

Property expenses:
Real estate taxes                        $ 2,354       19.9%   $   959        8.1%   $ 1,395       11.8%
Utilities                                    714        7.8        645        7.0         69        0.8
Operating services                         1,598       10.2      1,255        8.0        343        2.2
--------------------------------------------------------------------------------------------------------
   Total                                 $ 4,666       12.7%   $ 2,859        7.8%   $ 1,807        4.9%
========================================================================================================

OTHER DATA:
Number of wholly-owned properties                     249                    22                   227
Square feet (in thousands)                         27,152                 2,161                24,991

Base rents for the Same-Store Properties increased $3.1 million, or 2.9 percent, for 1999 as compared to 1998, due primarily to occupancy and rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $3.0 million, or 24.4 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $0.1 million, or 4.5 percent, due primarily to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $1.4 million, or 11.8 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Same-Store Properties increased $0.1 million, or 0.8 percent, for 1999 as compared to 1998, due primarily to increased usage in 1999. Operating services for the Same-Store Properties increased $0.3 million, or 2.2 percent, due primarily to additional maintenance costs incurred.

Equity in earnings of unconsolidated joint ventures increased $0.8 million in 1999 as compared to 1998. This is due to additional joint ventures being entered into by the Company (see Note 4 to the Financial Statements).

Interest income decreased by approximately $0.7 million, or 76.5 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998 with no interest income from mortgage note receivables in 1999.

General and administrative decreased by $0.6 million, or 9.8 percent for 1999 as compared to 1998. This decrease is due primarily to decreased payroll and related costs in 1999.

Depreciation and amortization increased by $3.4 million, or 17.7 percent, for 1999 over 1998. Of this increase, $1.7 million or 8.8 percent, is attributable to the Acquired Properties, and $1.7 million, or 8.9 percent, is due to the Same-Store Properties.

Interest expense increased $3.9 million, or 18.0 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Company's revolving credit facilities generally as a result of Company acquisitions in 1998. These increases were partially offset by a reduction in LIBOR in 1999, the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998 and the achievement by the Company of investment grade credit ratings in November 1998.

Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 12 to the Financial Statements).

Income before minority interest and extraordinary item decreased to $25.3 million in 1999 from $38.2 million in 1998. The decrease of $12.9 million is due to the factors discussed above.

Net income decreased by $9.3 million for 1999, from $28.0 million in 1998 to $18.7 million in 1999. This decrease is a result of a decrease in income before minority interest and extraordinary item of $12.9 million (as discussed above), offset by an extraordinary item of $2.4 million (net of minority interest) in 1998 and a decrease of $1.2 million in minority interest.

    Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

                                            Six Months Ended
                                                 June 30,            Dollar     Percent
(in thousands)                              1999         1998        Change     Change(%)
-----------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                                $ 232,579    $ 198,777    $  33,802     17.0%
Escalations and recoveries from tenants      31,226       22,715        8,511     37.5
Parking and other                             6,961        4,818        2,143     44.5
-----------------------------------------------------------------------------------------
   Sub-total                                270,766      226,310       44,456     19.6

Interest income                                 470        1,459         (989)   (67.8)
Equity in earnings of
   unconsolidated joint ventures                628           95          533    561.1
-----------------------------------------------------------------------------------------
   Total revenues                           271,864      227,864       44,000     19.3
-----------------------------------------------------------------------------------------

Property expenses:
Real estate taxes                            28,051       21,926        6,125     27.9
Utilities                                    19,421       17,417        2,004     11.5
Operating services                           34,143       28,321        5,822     20.6
-----------------------------------------------------------------------------------------
   Sub-total                                 81,615       67,664       13,951     20.6

General and administrative                   13,904       12,591        1,313     10.4
Depreciation and amortization                44,434       35,324        9,110     25.8
Interest expense                             49,319       40,265        9,054     22.5
Non-recurring charges                        16,458           --       16,458       --
-----------------------------------------------------------------------------------------
   Total expenses                           205,730      155,844       49,886     32.0
-----------------------------------------------------------------------------------------

Income before minority interest and
   extraordinary item                        66,134       72,020       (5,886)    (8.2)
Minority interest                           (15,384)     (15,089)        (295)     2.0
-----------------------------------------------------------------------------------------

Income before extraordinary item             50,750       56,931       (6,181)   (10.9)
-----------------------------------------------------------------------------------------

Extraordinary item - loss on early
   retirement of debt (net of minority
   interest's share of $297 in 1998)             --       (2,373)       2,373    100.0
-----------------------------------------------------------------------------------------
Net income                                $  50,750    $  54,558    $  (3,808)    (7.0)%
=========================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties and Same-Store Properties (in thousands).

                                                                       Acquired              Same-Store
                                              Total Company           Properties             Properties
                                              -------------           ----------             ----------
                                           Dollar     Percent     Dollar     Percent     Dollar     Percent
                                           Change      Change     Change      Change     Change      Change
-------------------------------------------------------------------------------------------------------------
Revenue from rental operations:
Base rents                                $ 33,802       17.0%   $ 26,271       13.2%   $  7,531         3.8%
Escalations and recoveries from tenants      8,511       37.5       4,735       20.9       3,776        16.6
Parking and other                            2,143       44.5       1,430       29.7         713        14.8
-------------------------------------------------------------------------------------------------------------
   Total                                  $ 44,456       19.6%   $ 32,436       14.3%   $ 12,020         5.3%
=============================================================================================================

Property expenses:
Real estate taxes                         $  6,125       27.9%   $  4,206       19.2%   $  1,919         8.7%
Utilities                                    2,004       11.5       2,200       12.6        (196)       (1.1)
Operating services                           5,822       20.6       5,004       17.7         818         2.9
-------------------------------------------------------------------------------------------------------------
   Total                                  $ 13,951       20.6%   $ 11,410       16.9%   $  2,541         3.7%
=============================================================================================================

OTHER DATA:
Number of wholly-owned properties                       249                     60                     189
Square feet (in thousands)                           27,152                  5,187                  21,965

Base rents for the Same-Store Properties increased $7.5 million, or 3.8 percent, for 1999 as compared to 1998, due primarily to occupancy and rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $3.8 million, or 16.6 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $0.7 million, or 14.8 percent, which is primarily attributable to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $1.9 million, or 8.7 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Same-Store Properties decreased $0.2 million, or 1.1 percent, for 1999 as compared to 1998, due primarily to decreased electric rates and usage in early 1999. Operating services for the Same-Store Properties increased $0.8 million, or 2.9 percent, due primarily to increased snow removal costs incurred at the Same-Store Properties in 1999.

Equity in earnings of unconsolidated joint ventures increased $0.5 million in 1999 as compared to 1998. This is due to additional joint ventures being entered into by the Company (see Note 4 to the Financial Statements).

Interest income decreased by approximately $1.0 million, or 67.8 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998 with no interest income from mortgage note receivables in 1999.

General and administrative increased by $1.3 million, or 10.4 percent for 1999 as compared to 1998. This increase is due primarily to an increase in payroll and related costs and professional fees as a result of the Company's expansion in 1998.

Depreciation and amortization increased by $9.1 million, or 25.8 percent, for 1999 over 1998. Of this increase, $6.8 million or 19.4 percent, is attributable to the Acquired Properties, and $2.3 million, or 6.4 percent, is due to the Same-Store Properties.

Interest expense increased $9.1 million, or 22.5 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Company's revolving credit facilities generally as a result of Company acquisitions in 1998. These increases were partially offset by a reduction in LIBOR in 1999, the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998 and the achievement by the Company of investment grade credit ratings in November 1998.

Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 12 to the Financial Statements).

Income before minority interest and extraordinary item decreased to $66.1 million in 1999 from $72.0 million in 1998. The decrease of $5.9 million is due to the factors discussed above.

Net income decreased by $3.8 million for 1999, from $54.6 million in 1998 to $50.8 million in 1999. This decrease is a result of a decrease in income before minority interest and extraordinary item of $5.9 million (as discussed above), and an increase of $0.3 million in minority interest, offset by an extraordinary item of $2.4 million (net of minority interest) in 1998.

Liquidity and Capital Resources

Statement of Cash Flows

During the six months ended June 30, 1999, the Company generated $110.0 million in cash flows from operating activities, and together with $773.6 million in borrowings from the Company's revolving credit facilities, the issuance of unsecured notes and funds from additional mortgage debt, $0.9 million in proceeds from stock options exercised, $10.6 million in distributions received from unconsolidated joint ventures, used an aggregate of approximately $895.1 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $71.1 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $699.7 million, pay quarterly dividends and distributions of $81.3 million, invest $29.9 million in unconsolidated joint ventures, repurchase 26,000 shares of its outstanding common stock for $0.7 million, pay deferred financing costs of $6.6 million, add $0.1 million to restricted cash and increase the Company's cash and cash equivalents by $5.7 million.

Capitalization

During the six months ended June 30, 1999, in conjunction with the redemption of certain of the contingent units issued in the Mack Transaction, the Company issued a total of 242,157 common units with a total value of approximately $7.2 million at time of issuance.

In August 1998, the Board of Directors of the Company authorized a share repurchase program under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through June 30, 1999, the Company purchased, for constructive retirement, 880,700 shares of its outstanding common stock for an aggregate cost of approximately $25.8 million. Concurrent with these purchases, the Company sold to the Operating Partnership 880,700 common units for approximately $25.8 million.

On June 10, 1999, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right for each outstanding share of common stock to be distributed to all holders of record of the common stock on July 6, 1999. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A junior participating preferred stock, par value $0.01 per share, at a price of $100.00 per one one-thousandth of a Preferred Share, subject to adjustment as provided in the rights agreement. The Rights expire on July 6, 2009, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights will be attached to each share of common stock. The Rights will generally be exercisable only if a person or group becomes the beneficial owner of 15 percent or more of the outstanding common stock or announces a tender offer for 15 percent or more of the outstanding common stock. In the event that a person or group becomes an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right. The Company's adoption of the shareholder rights plan was not taken in response to any known effort to acquire control of the Company.

As of June 30, 1999, the Company's total indebtedness of $1.5 billion (weighted average interest rate of 7.08 percent) was comprised of $228.8 million of revolving credit facility borrowings and other variable rate mortgage debt (average rate of 5.84 percent), fixed rate debt of $1.3 billion (average rate of 7.31 percent), and a Contingent Obligation of $6.4 million.

As of June 30, 1999, the Company had outstanding borrowings of $148.6 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The total outstanding borrowings were from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility. The 1998 Unsecured Facility, with 28 lender banks, carries an interest rate of 90 basis points over LIBOR and matures in April 2001. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in June 2000.

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

The Company has three investment grade credit ratings. Duff & Phelps Credit Rating Co. ("DCR") and Standard & Poors Rating Services ("S&P") have each assigned their BBB rating to the $785.3 million of total unsecured corporate debt of the Operating Partnership. DCR and S&P have also assigned their BBB-rating to prospective preferred stock offerings of the Company. Moody's Investors Service has assigned its Baa3 rating to the unsecured corporate debt and its Ba1 rating to prospective preferred stock offerings of the Company.

The terms of the unsecured corporate debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

In May 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to
6.285 percent per annum on a notional amount of $24.0 million. The swap agreement expires on August 15, 1999.

In October 1998, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50.0 million. The agreement will be used to fix the Index Rate on $50.0 million of the Harborside - Plaza I mortgage, for which the Company's interest rate re-sets for three years beginning November 4, 1999 to the interpolated three-year U.S. Treasury Note plus 110 basis points (see Note 9 to the Financial Statements - "Property Mortgages: Harborside-Plaza I").

Using the proceeds from the issuance of $185.3 million of unsecured corporate debt in August 1999, the Company repaid in full and retired the TIAA Mortgage, which was secured by 43 properties aggregating 3.1 million square feet. Following the repayment, the Company had 217 unencumbered properties, totaling
20.1 million square feet, representing 73.5 percent of the Company's total portfolio on a square footage basis. The Company is currently reviewing its option to convert the $150.0 Million Prudential Mortgage Loan, encumbering 12 properties aggregating 2.4 million square feet, to unsecured corporate debt.

The Company has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Company. The Company and Operating Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $785.3 million of unsecured corporate debt. The Company also has an effective registration statement with the SEC for a dividend reinvestment and stock purchase plan, which commenced on March 1, 1999.

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition and construction project costs and other capital expenditures, the Company expects to finance such activities through borrowings under its credit facilities and other debt and equity financing.

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 1998 Unsecured Facility and the Prudential Facility. The Company is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions may be under consideration. Accordingly, the ability to fund property acquisitions is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short-term borrowings (including draws on the Company's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Company anticipates utilizing the 1998 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions.

As of quarter end, the Company's total debt had a weighted average term to maturity of 5.9 years. The Company does not intend to reserve funds to retire the unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 1999. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $130.4 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

SIGNIFICANT TENANTS

The following table sets out a schedule of the Company's 20 largest tenants, for the Company's wholly-owned properties as of June 30, 1999, based upon annualized base rents:

                                                                 Percentage of
                                                Annualized          Company        Square      Percentage of      Year of
                                   Number of    Base Rental     Annualized Base     Feet       Total Company       Lease
                                  Properties   Revenue($)(1)   Rental Revenue(%)   Leased    Leased Sq.Ft.(%)   Expiration
---------------------------------------------------------------------------------------------------------------------------
AT&T Corporation                       6         15,433,135         3.5          1,034,779        4.0              2009 (2)
Donaldson, Lufkin &
  Jenrette Securities Corp.            2          9,960,413         2.3            527,506        2.1              2009 (3)
AT&T Wireless Services                 2          7,826,368         1.8            365,593        1.4              2007 (4)
International Business
  Machines Corporation                 5          7,522,499         1.7            390,370        1.5              2007 (5)
Allstate Insurance Company            10          6,377,507         1.4            293,820        1.1              2009 (6)
Prentice-Hall Inc.                     1          5,794,893         1.3            474,801        1.9              2014
Nabisco Inc.                           2          5,467,178         1.2            300,378        1.2              2000
Toys 'R' US - NJ, Inc.                 1          5,342,672         1.2            242,518        0.9              2012
American Institute of Certified
 Public Accountants                    1          4,981,357         1.1            249,768        1.0              2012
CMP Media Inc                          1          4,826,107         1.1            206,274        0.8              2014
Board of Gov./Federal Reserve          1          4,605,090         1.0            117,008        0.5              2009 (7)
Winston & Strawn                       1          4,214,885         1.0            108,100        0.4              2003
Dow Jones Telerate Systems Inc.        1          3,660,064         0.8            194,219        0.8              2006 (8)
KPMG Peat Marwick, LLP                 2          3,510,412         0.8            161,760        0.6              2007 (9)
Bank of Tokyo - Mitsubishi Ltd.        1          3,378,923         0.8            137,076        0.5              2009
Bankers Trust Harborside Inc.          1          3,272,500         0.7            385,000        1.5              2003
Morgan Stanley Dean Witter             1          3,188,532         0.7            179,131        0.7              2008
Dean Witter Reynolds Inc.              4          3,185,372         0.7            137,181        0.5              2008 (10)
Deloitte & Touche USA LLP              1          3,162,933         0.7            118,864        0.5              2000
Cendant Operations Inc.                1          3,117,051         0.7            148,431        0.6              2008
---------------------------------------------------------------------------------------------------------------------------
Totals                                45        108,827,891        24.5          5,772,577       22.5
===========================================================================================================================

(1)   Annualized base rental revenue is based on actual June 1999 billings times
      12. For leases whose rent commences after June 30, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 39,183 square feet expire February 2000; 66,268 square feet expire December 2000; 3,950 square feet expire August 2002; 63,278 square feet expire May 2004; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.
(3) 426,691 square feet expire July 2009; 100,815 square feet expire November 2009.
(4)   341,512 square feet expire March 2007; 24,081 square feet expire June
      2007.
(5) 29,157 square feet expire October 2000; 85,000 square feet expire December 2000; 26,749 square feet expire January 2002; 1,065 square feet expire November 2002; 248,399 square feet expire December 2007.
(6) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(7)   94,719 square feet expire May 2005; 22,289 square feet expire June 2009.
(8) 144,332 square feet expire June 2000; 4,700 square feet expire March 2001; 45,187 square feet expire June 2006.
(9) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.
(10) 13,140 square feet expire April 2005; 19,390 square feet expire October 2007; 85,151 square feet expire February 2008; 19,500 square feet expire June 2008.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Company's wholly-owned office, office/flex, industrial/warehouse and stand-alone retail properties beginning July 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                   Average Annual
                                                  Percentage Of                     Rent Per Net
                                   Net Rentable    Total Leased      Annualized       Rentable      Percentage Of
                                   Area Subject    Square Feet      Base Rental     Square Foot     Annual Base
                     Number Of     To Expiring    Represented By   Revenue Under    Represented     Rent Under
Year Of               Leases          Leases        Expiring          Expiring       By Expiring      Expiring
Expiration          Expiring(1)     (Sq. Ft.)      Leases(%)(2)     Leases($)(3)      Leases($)      Leases(%)
-----------------------------------------------------------------------------------------------------------------
1999 ........           284          1,268,000          5.0          23,022,486        18.16            5.2

2000 ........           512          3,826,970         14.9          65,672,700        17.16           14.8

2001 ........           491          2,879,134         11.2          47,247,344        16.41           10.6

2002 ........           461          3,435,094         13.4          59,678,362        17.37           13.4

2003 ........           375          3,798,347         14.8          64,709,328        17.04           14.6

2004 ........           217          1,988,936          7.8          35,264,420        17.73            7.9

2005 ........            87          1,381,554          5.4          27,012,032        19.55            6.1

2006 ........            51            869,866          3.4          16,718,122        19.22            3.8

2007 ........            37          1,200,573          4.7          23,166,129        19.30            5.2

2008 ........            36          1,506,175          5.9          23,403,100        15.54            5.3

2009 ........            30          1,369,950          5.3          24,385,015        17.80            5.5

2010 and thereafter      38          2,114,619          8.2          33,883,564        16.02            7.6

-----------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average             2,619         25,639,218        100.0(4)      444,162,602        17.32          100.0
=================================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)   Excludes all space vacant as of June 30, 1999.
(3)   Annualized base rental revenue is based on actual June 1999 billings times
      12. For leases whose rent commences after June 30, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to Company's total net rentable square footage is as follows:

                                                                     Square Feet     Percentage of Total
                                                                     -----------     -------------------
Square footage leased to commercial tenants                           25,639,218           94.7%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                               442,122            1.6
Square footage vacant                                                  1,002,786            3.7
                                                                      ----------            ---
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)        27,084,126          100.0%
                                                                      ==========          =====

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning July 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                   Average Annual
                                                  Percentage Of                     Rent Per Net
                                   Net Rentable    Total Leased      Annualized       Rentable      Percentage Of
                                   Area Subject    Square Feet      Base Rental     Square Foot     Annual Base
                     Number Of     To Expiring    Represented By   Revenue Under    Represented     Rent Under
Year Of               Leases          Leases        Expiring          Expiring       By Expiring      Expiring
Expiration          Expiring(1)     (Sq. Ft.)      Leases(%)(2)     Leases($)(3)      Leases($)      Leases(%)
-----------------------------------------------------------------------------------------------------------------
1999............          238         1,033,094         4.8          20,710,575        20.05            5.2

2000............          436         3,281,927        15.3          59,699,510        18.19           15.0

2001............          406         2,298,371        10.7          40,607,660        17.67           10.2

2002............          375         2,624,143        12.2          51,060,129        19.46           12.8

2003............          314         3,211,580        14.9          58,891,050        18.34           14.8

2004............          179         1,560,537         7.3          30,467,625        19.52            7.7

2005............           67         1,136,112         5.3          24,235,117        21.33            6.1

2006............           42           662,641         3.1          13,191,575        19.91            3.3

2007............           31         1,086,992         5.1          21,561,795        19.84            5.4

2008............           33         1,356,580         6.3          22,461,242        16.56            5.7

2009............           22         1,240,750         5.8          22,842,195        18.41            5.7

2010 and thereafter        33         1,979,931         9.2          32,071,515        16.20            8.1

-----------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2,176        21,472,658       100.0         397,799,988        18.53          100.0
=================================================================================================================

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)   Excludes all space vacant as of June 30, 1999.
(3)   Annualized base rental revenue is based on actual June 1999 billings times
      12. For leases whose rent commences after June 30, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning July 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                   Average Annual
                                                  Percentage Of                     Rent Per Net
                                   Net Rentable    Total Leased      Annualized       Rentable      Percentage Of
                                   Area Subject    Square Feet      Base Rental     Square Foot     Annual Base
                     Number Of     To Expiring    Represented By   Revenue Under    Represented     Rent Under
Year Of               Leases          Leases        Expiring          Expiring       By Expiring      Expiring
Expiration          Expiring(1)     (Sq. Ft.)      Leases(%)(2)     Leases($)(3)      Leases($)      Leases(%)
-----------------------------------------------------------------------------------------------------------------
1999............         43            229,521          6.1          2,262,141          9.86            5.4

2000............         72            524,939         13.9          5,736,473         10.93           13.6

2001............         80            549,216         14.6          6,035,657         10.99           14.3

2002............         84            764,511         20.3          8,123,571         10.63           19.2

2003............         58            495,293         13.1          5,386,530         10.88           12.7

2004............         30            245,579          6.5          2,896,790         11.80            6.8

2005............         20            245,442          6.5          2,776,915         11.31            6.6

2006............          9            207,225          5.5          3,526,547         17.02            8.3

2007............          6            113,581          3.0          1,604,334         14.13            3.8

2008............          3            149,595          4.0            941,858          6.30            2.2

2009............          7            117,400          3.1          1,436,620         12.24            3.4

2010 and thereafter       4            126,688          3.4          1,547,049         12.21            3.7

-----------------------------------------------------------------------------------------------------------------
Totals/Weighted.
  Average               416          3,768,990        100.0         42,274,485         11.22          100.0
=================================================================================================================

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)   Excludes all space vacant as of June 30, 1999.
(3)   Annualized base rental revenue is based on actual June 1999 billings times
      12. For leases whose rent commences after June 30, 1999, annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning July 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                   Average Annual
                                                  Percentage Of                     Rent Per Net
                                   Net Rentable    Total Leased      Annualized       Rentable      Percentage Of
                                   Area Subject    Square Feet      Base Rental     Square Foot     Annual Base
                     Number Of     To Expiring    Represented By   Revenue Under    Represented     Rent Under
Year Of               Leases          Leases        Expiring          Expiring       By Expiring      Expiring
Expiration          Expiring(1)     (Sq. Ft.)      Leases(%)(2)     Leases($)(3)      Leases($)      Leases(%)
-----------------------------------------------------------------------------------------------------------------
1999............         3             5,385            1.4             49,770          9.24            1.4

2000............         4            20,104            5.3            236,717         11.77            6.5

2001............         5            31,547            8.3            604,027         19.15           16.7

2002............         2            46,440           12.2            494,662         10.65           13.6

2003............         3            91,474           24.1            431,748          4.72           11.9

2004............         7           173,520           45.6          1,705,005          9.83           47.0

2009............         1            11,800            3.1            106,200          9.00            2.9

-----------------------------------------------------------------------------------------------------------------
Totals/Weighted.
  Average               25           380,270          100.0          3,628,129          9.54          100.0
=================================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)   Excludes all space vacant as of June 30, 1999.
(3)   Annualized base rental revenue is based on actual June 1999 billings times
      12. For leases whose rent commences after June 30, 1999, annualized base rent revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning July 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                   Average Annual
                                                  Percentage Of                     Rent Per Net
                                   Net Rentable    Total Leased      Annualized       Rentable      Percentage Of
                                   Area Subject    Square Feet      Base Rental     Square Foot     Annual Base
                     Number Of     To Expiring    Represented By   Revenue Under    Represented     Rent Under
Year Of               Leases          Leases        Expiring          Expiring       By Expiring      Expiring
Expiration          Expiring(1)     (Sq. Ft.)      Leases(%)(2)     Leases($)(3)      Leases($)      Leases(%)
-----------------------------------------------------------------------------------------------------------------

2004............        1             9,300            53.8          195,000           20.97          42.4

2012 ...........        1             8,000            46.2          265,000           33.12          57.6

-----------------------------------------------------------------------------------------------------------------
Totals/Weighted.
  Average               2            17,300           100.0          460,000           26.59         100.0
=================================================================================================================

(1)   Includes stand-alone retail property tenants only.
(2)   Annualized base rental revenue is based on actual June 1999 billings times
      12. For leases whose rent commences after June 30, 1999 annualized base rental revenue is based on the first month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

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

Funds from operations for the three and six month periods ended June 30, 1999 and 1998 as calculated in accordance with NAREIT's definition as published in March 1995, after adjustment for straight-lining of rents, are summarized in the following table (in thousands):

                                                              Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                          1999            1998          1999           1998
-------------------------------------------------------------------------------------------------------------
Income before non-recurring charges,
     distributions to preferred unitholders,
     minority interest and extraordinary item          $  41,779         38,170      $  82,592      $  72,020
Add: Real estate-related depreciation and
     amortization(1)                                      22,769         19,211         45,720         35,330
Deduct: Rental income adjustment for
     straight-lining of rents(1)                          (3,833)        (3,142)        (7,378)        (6,345)
-------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment
     for straight-lining of rents, before
     distributions to preferred unitholders            $  60,715         54,239      $ 120,934      $ 101,005
Deduct: Distributions to preferred unitholders            (3,869)        (3,985)        (7,738)        (7,896)
-------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for
     straight-lining of rents, after distributions
     to preferred unitholders                          $  56,846      $  50,254      $ 113,196      $  93,109
=============================================================================================================
Cash flows provided by operating activities                                          $ 110,008      $ 102,517
Cash flows used in investing activities                                              $ (90,548)     $(662,104)
Cash flows (used in) provided by financing
     activities                                                                      $ (13,750)     $ 573,478
-------------------------------------------------------------------------------------------------------------
Basic weighted average shares/units
     outstanding(2)                                       67,173         64,145         67,092         61,055
-------------------------------------------------------------------------------------------------------------
Diluted weighted average shares/units
     outstanding(2)                                       74,104         71,444         74,040         68,425
-------------------------------------------------------------------------------------------------------------

(1) Includes FFO adjustments related to the Company's investments in unconsolidated joint ventures.
(2) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:

                                               Three Months           Six Months
                                              Ended June 30,        Ended June 30,
                                             1999        1998       1999      1998
-----------------------------------------------------------------------------------
Basic weighted average shares:              58,510     57,019     58,337     54,207
Add: Weighted average common units           8,663      7,126      8,755      6,848
-----------------------------------------------------------------------------------
Basic weighted average shares/units:        67,173     64,145     67,092     61,055
Add: Weighted average preferred units        6,618      6,818      6,655      6,754
     (after conversion to common units)
Stock options                                  313        444        293        529
Stock warrants                                  --         37         --         87
-----------------------------------------------------------------------------------

Diluted weighted average shares/units:      74,104     71,444     74,040     68,425
===================================================================================

Inflation

The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

Disruption in Operations Due To Year 2000 Problems.

General

The Year 2000 issue is the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. We have developed a three-phase Year 2000 project (the "Project") to determine our Year 2000 systems compliance. Phase I was to identify those systems with which we have exposure to Year 2000 issues. Phase II was the development and implementation of action plans to be Year 2000 compliant in all areas. Phase III is the final testing of each major area of exposure to assure compliance. We have identified three major areas critical for successful Year 2000 compliance: (i) our central accounting and operating computer system at our Cranford, New Jersey headquarters and local networks and related systems in our regional offices, (ii) inquiries of our tenants and key vendors as to their Year 2000 readiness and (iii) assessment of our individual buildings as to the Year 2000 readiness of their operating systems. We believe that progress in all such areas is proceeding on schedule and that we will experience no material adverse effect as a result of the Year 2000 issue. There can, however, be no assurance that this will be the case. Set forth below is a more detailed analysis of the Project and its anticipated impact on us.

Central Accounting and Operating Systems

We have completed a review of key computer hardware and software and other equipment, and have modified, upgraded or replaced all identified hardware and equipment in our corporate and regional offices that we believe may be affected by problems associated with Year 2000. Such hardware includes, but is not limited to, desktop and laptop computers, servers, printers, telecopier machines and telephones. We, as part of our routine modernization efforts, have completed necessary upgrades to identified secondary software systems, such as word processing, spreadsheet applications, telephone voicemail systems and computer calendar programs. The software supplier of our accounting system completed its Year 2000 upgrade and supplied us with Year 2000 compliant software at no cost to us. We have substantially completed our internal testing of such software with satisfactory results.

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

Property Compliance

Our property managers have completed Phase I of the Project, a building by building survey of all of our properties to determine whether building support systems such as heat, power, light, security, garages and elevators will be affected by the advent of the Year 2000. Most of such systems either are already Year 2000 compliant or contain no computerized parts. Our property managers have completed Phase II of the Project, the development and implementation of action plans to modify, upgrade or replace non-compliant building systems. The compliance testing of these installed building systems is in progress pursuant to Phase III of the Project.

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

Worst Case Exposure

We are aware that it is generally believed that the Year 2000 problem, if uncorrected, may result in a worldwide economic crisis. We are unable to determine whether such predictions are true or false. However, if such predictions prove true, we assume that all companies (including ours) will experience the effects in one way or another. The most reasonably likely worst case scenario we anticipate in connection with the Year 2000 issue relates to the failure of the upgrade to our accounting system to effectively become Year 2000 compliant. We believe that such an event is most unlikely, but an occurrence of the foregoing might have a material adverse impact on our operations. We cannot currently assess the financial impact of such a worst case scenario.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Approximately $1.3 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 1999 ranged from LIBOR plus 0.65 percent to LIBOR plus 0.90 percent.

June 30, 1999

Long-term debt,                                                                                                 Fair
including current portion    1999      2000        2001       2002       2003      Thereafter      Total        Value
-------------------------    ----      ----        ----       ----       ----      ----------      -----        -----
Fixed Rate ..............   $1,503    $8,755    $  7,794    $11,637    $211,151    $1,025,342    $1,266,182   $1,237,813
Average Interest Rate ...     7.65%     6.77%       7.27%      7.09%       7.31%         7.27%        7.30%

Variable Rate ...........   $8,000              $148,600                           $   72,203    $ 228,803    $  228,803

                          MACK-CALI REALTY CORPORATION

                          Part II -- Other Information

Item 1. Legal Proceedings

      Reference is made to "Other" in Note 12 (Commitments and Contingencies) to the Consolidated Financial Statements, which is specifically incorporated by reference herein.

Item 2. Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3. Defaults Upon Senior Securities

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      On May 19, 1999, the Company held its Annual Meeting of Stockholders to elect four directors to the Board of Directors of the Company, among other things. At the Annual Meeting, the Shareholders elected the following Class II directors to serve until the Annual Meeting of Stockholders to be held in 2002: Nathan Gantcher (Number of shares for: 49,900,926, Number of shares against: 746,198), Earle I. Mack (Number of shares for: 49,903,860, Number of shares against: 743,264),William L. Mack (Number of shares for:
      49,278,310, Number of shares against: 1,368,814) and Alan G. Philibosian (Number of shares for: 49,901,769, Number of shares against: 745,355). The remaining members of the 13 member Board of Directors and their respective terms of offices are as follows: Class I directors, Brendan T. Byrne, Martin D. Gruss, Jeffrey B. Lane and Vincent Tese, whose terms expire at the Annual Meeting of Stockholders to be held in 2001 and Class III directors, Martin Berger, John J. Cali, Mitchell E. Hersh, Irvin D. Reid and Roy Zuckerberg, whose terms expire at the Annual Meeting of Stockholders to be held in 2000. At the Annual Meeting, the stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP, independent accountants, as the Company's independent accountants for the ensuing year (Number of shares for:
      49,870,271, Number of shares against: 36,112, Number of shares abstained:
      740,741).

Item 5. Other Information

      Not Applicable.

                          MACK-CALI REALTY CORPORATION

                                Item 6 - Exhibits

(a) Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

Exhibit Number    Exhibit Title
--------------    -------------

        3.1 Restated Charter of Mack-Cali Realty Corporation dated June 10, 1999, together with Articles Supplementary thereto (filed as Exhibit 3.1 to the Company's Form 8-K dated June 10, 1999 and as Exhibit 4.2 to the Company's Form 8-K dated July 6, 1999 and each incorporated herein by reference).

        3.2 Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company's Form 8-K dated June 10, 1999 and incorporated herein by reference).

        3.3 Second Amended and Restated Agreement of Limited Partnership dated December 11, 1997, for Mack-Cali Realty, L.P. (filed as
                  Exhibit 10.110 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).

        3.4 Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. (filed as
                  Exhibit 3.1 to the Company's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

        3.5 Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. (filed as
                  Exhibit 10.2 to the Company's Form 8-K dated July 6, 1999 and incorporated herein by reference).

        4.1 Shareholder Rights Agreement, dated as of July 6, 1999, between Mack-Cali Realty Corporation and ChaseMellon Shareholder Services, LLC, as Rights Agent (filed as Exhibit
                  4.1 to the Company's Form 8-K dated July 6, 1999 and incorporated herein by reference).

        4.2 Indenture dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Company's Form 8-K dated March 16, 1999 and incorporated herein by reference).

        4.3 Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K dated March 16, 1999 and incorporated herein by reference).

        4.4 Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee.

        10.1 Note Purchase Agreement dated as of August 2, 1999 by and among Mack-Cali Realty, L.P. and Teachers Insurance and\ Annuity Association of America.

        10.2 Amended and Restated Employment Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation.

        10.3 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation.

        10.4 Amended and Restated Employment Agreement dated as of July 1, 1999 between John R. Cali and Mack-Cali Realty Corporation.

        10.5 Amended and Restated Employment Agreement dated as of July 1, 1999 between Brant Cali and Mack-Cali Realty Corporation.

        10.6 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation.

        10.7 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation.

        10.8 Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation.

        10.9 Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation.

        10.10 Restricted Share Award Agreement dated as of July 1, 1999 between John R. Cali and Mack-Cali Realty Corporation.

        10.11 Restricted Share Award Agreement dated as of July 1, 1999 between Brant Cali and Mack-Cali Realty Corporation.

        10.12 Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation.

        10.13 Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation.

        10.14 Purchase and Sale Agreement dated as of April 28, 1999 between AT&T Corp. and Mack-Cali Realty Acquisition Corp.

        10.15 Purchase and Sale Agreement dated as of June 30, 1999 between The Equitable Life Assurance Society of the United States and Mack-Cali Realty Acquisition Corp.

        10.16 Credit Agreement, dated as of December 10, 1997, by and among Cali Realty, L.P. and the other signatories thereto (filed as Exhibit 10.122 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).

        10.17 Amendment No. 1 to Revolving Credit Agreement dated July 20, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as Exhibit 10.5 to the Company's Form 10-K dated December 31, 1998 and incorporated herein by reference).

        10.18 Amendment No. 2 to Revolving Credit Agreement dated December 30, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as Exhibit 10.6 to the Company's Form 10-K dated December 31, 1998 and incorporated herein by reference).

        10.19 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company's Form 8-K dated September 19, 1997 and incorporated herein by reference).

        10.20 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).

        27        Financial Data Schedule

(b) Reports on Form 8-K.

      During the quarter ended June 30, 1999, the Company filed Current Reports on Form 8-K dated April 19, 1999, May 24, 1999 and June 10, 1999.

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

                                        Mack-Cali Realty Corporation
                                        (Registrant)


Date: August 5, 1999                    /s/ Mitchell E. Hersh
                                        ----------------------------------------
                                        Mitchell E. Hersh
                                        Chief Executive Officer


Date: August 5, 1999                    /s/ Barry Lefkowitz
                                        ----------------------------------------
                                        Barry Lefkowitz
                                        Executive Vice President &
                                        Chief Financial Officer