Form 10-Q
period 1999-09-30
MACK CALI REALTY CORP
filed 1999-11-04
CIK 924901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to........................
Commission file number 1-13274

                          Mack-Cali Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Maryland                               22-3305147
       ------------------------------               ----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 1999, there were 58,394,948 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I     FINANCIAL INFORMATION                                                                          Page
                                                                                                          ----
           Item 1.    Financial Statements:

                      Consolidated Balance Sheets as of September 30, 1999
                           and December 31, 1998                                                            4

                      Consolidated Statements of Operations for the three and nine month
                           periods ended September 30, 1999 and 1998                                        5

                      Consolidated Statement of Changes in Stockholders' Equity
                           for the nine months ended September 30, 1999                                     6

                      Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 1999 and 1998                                                7

                      Notes to Consolidated Financial Statements                                          8-30

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                      31-58

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk                           58

PART II    OTHER INFORMATION AND SIGNATURES

           Item 1.    Legal Proceedings                                                                    59

           Item 2.    Changes in Securities and Use of Proceeds                                            59

           Item 3.    Default Upon Senior Securities                                                       59

           Item 4.    Submission of Matters to a Vote of Security Holders                                  59

           Item 5.    Other Information                                                                    59

           Item 6.    Exhibits                                                                            60-62

                      Signatures                                                                           63

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

           The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
===================================================================================================================

                                                                                September 30,       December 31,
ASSETS                                                                              1999                1998
-------------------------------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                              $   548,572           $   510,534
    Buildings and improvements                                                  2,966,769             2,887,115
    Tenant improvements                                                            98,577                64,464
    Furniture, fixtures and equipment                                               5,865                 5,686
-------------------------------------------------------------------------------------------------------------------
                                                                                3,619,783             3,467,799
Less - accumulated depreciation and amortization                                 (241,746)             (177,934)
-------------------------------------------------------------------------------------------------------------------
    Total rental property                                                       3,378,037             3,289,865
Cash and cash equivalents                                                           1,068                 5,809
Investments in unconsolidated joint ventures                                       95,457                66,508
Unbilled rents receivable                                                          51,356                41,038
Deferred charges and other assets, net                                             60,700                39,020
Restricted cash                                                                     6,184                 6,026
Accounts receivable, net of allowance for doubtful accounts
    of $918 and $670                                                                5,328                 3,928
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                  $ 3,598,130           $ 3,452,194
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Senior Unsecured Notes                                                        $   782,706                    --
Revolving credit facilities                                                       249,956           $   671,600
Mortgages and loans payable                                                       545,567               749,331
Dividends and distributions payable                                                42,488                40,564
Accounts payable and accrued expenses                                              46,359                33,253
Rents received in advance and security deposits                                    31,838                29,980
Accrued interest payable                                                            3,238                 2,246
-------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                           1,702,152             1,526,974
-------------------------------------------------------------------------------------------------------------------

Minority interest of unitholders in Operating Partnership                         458,253               501,313
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                              --                    --
Common stock, $0.01 par value, 190,000,000 shares authorized,
   58,390,984 and 57,266,137 shares outstanding                                       584                   573
Additional paid-in capital                                                      1,548,413             1,514,648
Dividends in excess of net earnings                                              (106,470)              (91,314)
Unamortized stock compensation                                                     (4,802)                   --
-------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                  1,437,725             1,423,907
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                    $ 3,598,130           $ 3,452,194
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
===============================================================================================================================

                                                                    Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
REVENUES                                                             1999           1998              1999             1998
-------------------------------------------------------------------------------------------------------------------------------
Base rents                                                      $  118,086      $  112,976         $   350,665     $   311,753
Escalations and recoveries from tenants                             14,829          14,182              46,055          36,897
Parking and other                                                    5,112           2,684              12,073           7,502
Equity in earnings of unconsolidated joint ventures                    834             324               1,462             419
Interest income                                                        159             728                 629           2,187
-------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                 139,020         130,894             410,884         358,758
-------------------------------------------------------------------------------------------------------------------------------

EXPENSES
-------------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                   14,849          13,488              42,900          35,415
Utilities                                                           11,634          11,300              31,055          28,717
Operating services                                                  16,258          15,807              50,401          44,128
General and administrative                                           5,897           6,118              19,801          18,708
Depreciation and amortization                                       22,967          21,213              67,401          56,537
Interest expense                                                    26,474          23,881              75,793          64,146
Non-recurring charges                                                   --              --              16,458              --
-------------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                  98,079          91,807             303,809         247,651
-------------------------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item              40,941          39,087             107,075         111,107
Minority interest                                                    8,421           8,375              23,805          23,464
-------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                    32,520          30,712              83,270          87,643
Extraordinary item - loss on early retirement of debt
    (net of minority interest's share of $297 in 1998)                  --              --                  --          (2,373)
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                      $   32,520      $   30,712         $    83,270      $   85,270
===============================================================================================================================

BASIC EARNINGS PER SHARE:
Income before extraordinary item                                $     0.55      $     0.53         $      1.42      $     1.58
Extraordinary item - loss on early retirement of debt                   --              --                  --           (0.04)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $     0.55      $     0.53                $1.42     $     1.54
===============================================================================================================================

DILUTED EARNINGS PER SHARE:
Income before extraordinary item                                $     0.55      $     0.53         $      1.42      $     1.57
Extraordinary item - loss on early retirement of debt                   --              --                  --           (0.04)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $     0.55      $     0.53         $      1.42      $     1.53
===============================================================================================================================

Dividends declared per common share                             $     0.58      $     0.55         $      1.68      $     1.55
-------------------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                           58,679          57,720              58,452          55,391

Diluted weighted average shares outstanding                         67,113          65,884              67,294          63,093
-------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)
===================================================================================================================================

                                                                    Additional    Dividends in       Unamortized        Total
                                                Common Stock          Paid-In      Excess of            Stock       Stockholders'
                                             Shares     Par Value     Capital     Net Earnings      Compensation       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                   57,266       $573     $ 1,514,648     $  (91,314)             --      $  1,423,907
   Net income                                    --         --              --         83,270              --            83,270
   Dividends                                     --         --              --        (98,426)             --           (98,426)
   Redemption of common units
     for shares of common stock               1,795         18          52,439             --              --            52,457
   Proceeds from stock options exercised         47         --           1,032             --              --             1,032
   Proceeds from dividend reinvestment
     and stock purchase plan                      1         --              32             --              --                32
   Deferred compensation plan for directors      --         --              64             --              --                64
   Issuance of Restricted Stock Awards          194          2           5,189             --        $ (5,191)               --
   Amortization of stock compensation            --         --              --             --             389               389
   Repurchase of common stock                  (912)        (9)        (24,991)            --              --           (25,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                58,391       $584     $ 1,548,413     $ (106,470)       $ (4,802)     $  1,437,725
===================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
===================================================================================================================

                                                                             Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                           1999                   1998
-------------------------------------------------------------------------------------------------------------------
Net income                                                                 $    83,270           $    85,270
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                              67,401                56,537
     Amortization of deferred financing costs                                    2,413                 1,122
     Amortization of stock compensation                                            389                    --
     Equity in earnings of unconsolidated joint ventures                        (1,462)                 (419)
     Minority interest                                                          23,805                23,464
     Extraordinary item - loss on early retirement of debt                          --                 2,373
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                                     (10,318)               (9,603)
     Increase in deferred charges and other assets, net                        (17,682)              (15,098)
     Increase in accounts receivable, net                                       (1,400)               (2,584)
     Increase in accounts payable and accrued expenses                          13,106                 4,187
     Increase in rents received in advance and security deposits                 1,858                 7,705
     Increase (decrease) in accrued interest payable                               992                (1,162)
-------------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                               $   162,372           $   151,792
===================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------
Additions to rental property                                               $  (143,198)          $  (666,513)
Issuance of mortgage note receivable                                                --               (20,000)
Repayment of mortgage note receivable                                               --                20,000
Investments in unconsolidated joint ventures                                   (39,626)              (53,908)
Distributions from unconsolidated joint ventures                                12,008                 1,000
(Increase) decrease in restricted cash                                            (158)                1,167
-------------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                                   $  (170,974)          $  (718,254)
===================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------
Proceeds from Senior Unsecured Notes                                       $   782,535                    --
Proceeds from revolving credit facilities                                      303,256            $1,339,746
Proceeds from mortgages and loans payable                                       45,500               150,000
Repayments of revolving credit facilities                                     (724,900)             (806,258)
Repayments of mortgages and loans payable                                     (249,308)             (270,912)
Repurchase of common stock                                                     (25,000)              (20,525)
Redemption of common units                                                          --                (3,163)
Payment of financing costs                                                      (7,039)               (8,347)
Net proceeds from common stock offerings                                            --               284,453
Proceeds from stock options exercised                                            1,032                 5,378
Proceeds from dividend reinvestment and stock purchase plan                         32                    --
Payment of dividends and distributions                                        (122,247)              (99,760)
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                               $     3,861           $   570,612
===================================================================================================================

Net (decrease) increase in cash and cash equivalents                       $    (4,741)          $     4,150
Cash and cash equivalents, beginning of period                             $     5,809           $     2,704
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                   $     1,068           $     6,854
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

1.     ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of September 30, 1999, the Company owned or had interests in 256 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.4 million square feet, and are comprised of 161 office buildings and 82 office/flex buildings totaling approximately 28.0 million square feet (which includes four office buildings and one office/flex building, aggregating 1.0 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 453 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

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

                        Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                        Leasehold interests                 Remaining lease term
                        --------------------------------------------------------
                        Buildings and improvements                 5 to 40 years
                        --------------------------------------------------------
                        Tenant improvements           The shorter of the term of
                                                the related lease or useful life
                        --------------------------------------------------------
                        Furniture, fixtures and equipment          5 to 10 years
                        --------------------------------------------------------

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

DEFERRED
FINANCING COSTS         Costs incurred in obtaining financing are
                        capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $895 and $468 for the three months ended September 30, 1999 and 1998, respectively, and $2,413 and $1,122 for the nine months ended September 30, 1999 and 1998, respectively.

DEFERRED
LEASING COSTS           Costs incurred in connection with leases are capitalized
                        and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Operating
                        Partnership provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation which is capitalized and amortized, approximated $690 and $589 for the three months ended September 30, 1999 and 1998, respectively, and $2,091 and $1,825 for the nine months ended
                        September 30, 1999 and 1998, respectively.

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

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The dividends and distributions payable at September 30, 1999 represents dividends payable to shareholders of record on October 5, 1999 (58,390,984 shares), distributions payable to minority interest common unitholders (8,286,464 common units) on that same date and preferred distributions to preferred unitholders (229,304 preferred units) for the third quarter 1999. The third quarter 1999 dividends and common unit distributions of $0.58 per share and per common unit (pro-rated for units issued during the quarter), as well as the third quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on September 22, 1999 and paid on October 22, 1999.

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

3.  ACQUISITIONS/TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the nine months ended September 30, 1999:

------------------------------------------------------------------------------------------------------------------------------------
Acquisition                                                                                    # of        Rentable    Investment by
   Date      Property/Portfolio Name                 Location                                  Bldgs.     Square Feet   Company (a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE
3/05/99      Pacifica Portfolio - Phase III (b)      Colorado Springs, El Paso County, CO         2          94,737     $    5,709
7/21/99      1201 Connecticut Avenue, NW             Washington, D.C.                             1         169,549         32,781
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                               3         264,286     $   38,490
====================================================================================================================================

The Company acquired the following operating properties during the year ended December 31, 1998:

------------------------------------------------------------------------------------------------------------------------------------
Acquisition                                                                                    # of        Rentable    Investment by
   Date      Property/Portfolio Name                 Location                                  Bldgs.     Square Feet   Company (a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE
2/05/98      500 West Putnam Avenue (c)              Greenwich, Fairfield County, CT              1         121,250    $    20,125
2/25/98      10 Mountainview Road                    Upper Saddle River, Bergen County, NJ        1         192,000         24,754
3/12/98      1250 Capital of Texas Highway South     Austin, Travis County, TX                    1         270,703         37,266
3/27/98      Prudential Business Campus (d)          Parsippany, Morris County, NJ                5         703,451        130,437
3/27/98      Pacifica Portfolio- Phase I (b) (e)     Denver & Colorado Springs, CO               10         620,017         74,966
3/30/98      Morris County Financial Center          Parsippany, Morris County, NJ                2         301,940         52,763
5/13/98      3600 South Yosemite                     Denver, Denver County, CO                    1         133,743         13,555
5/22/98      500 College Road East (f)               Princeton, Mercer County, NJ                 1         158,235         21,334
6/01/98      1709 New York Ave./1400 L Street N.W.   Washington, D.C.                             2         325,000         90,385
6/03/98      400 South Colorado Boulevard            Denver, Denver County, CO                    1         125,415         12,147
6/08/98      Pacifica Portfolio - Phase II (b)(e)(g) Denver & Colorado Springs, CO                6         514,427         85,910
7/16/98      4200 Parliament Drive (h)               Lanham, Prince George's County, MD           1         122,000         15,807
9/10/98      40 Richards Avenue (e)                  Norwalk, Fairfield County, CT                1         145,487         19,587
9/15/98      Seven Skyline Drive (i)                 Hawthorne, Westchester County, NY            1         109,000         13,379
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                              34       3,842,668    $   612,415
------------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
1/30/98      McGarvey Portfolio (j)                  Moorestown, Burlington County, NJ           17         748,660    $    47,526
7/14/98      1510 Lancer Road (k)                    Moorestown, Burlington County, NJ            1          88,000          3,700
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITIONS:                                                         18         836,660    $    51,226
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING PROPERTY ACQUISITIONS:                                                           52       4,679,328    $   663,641
====================================================================================================================================

PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties through the completion of development or redevelopment during the nine months ended September 30, 1999:

------------------------------------------------------------------------------------------------------------------------------------
Date Placed                                                                                    # of        Rentable    Investment by
 in Service  Property Name                           Location                                  Bldgs.     Square Feet   Company (a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE
8/01/99      795 Folsom Street                       San Francisco, San Francisco County, CA      1         183,445    $    37,321
8/09/99      2115 Linwood Avenue                     Fort Lee, Bergen County, NJ                  1          68,000          8,147
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                                        2         251,445    $    45,468
------------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/01/99      One Center Court                        Totowa, Passaic County, NJ                   1          38,961    $     2,140
9/17/99      12 Skyline Drive                        Hawthorne, Westchester County, NY            1          47,000          5,023
------------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                                   2          85,961    $     7,163
------------------------------------------------------------------------------------------------------------------------------------

LAND LEASE
2/01/99      Horizon Center Business Park (l)        Hamilton Township, Mercer County, NJ       N/A       27.7 acres   $     1,007
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                            27.7 acres   $     1,007
------------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                               4         337,406    $    53,638
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

SEE FOOTNOTES TO THESE SCHEDULES ON SUBSEQUENT PAGE.

The Company placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1998:

------------------------------------------------------------------------------------------------------------------------------------
Date Placed                                                                                     # of       Rentable    Investment by
in Service   Property Name                           Location                                   Bldgs      Square Feet  Company (a)
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

On March 15, 1999, the Company entered into a joint venture with SJP 106 Allen Road to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The venture has commenced construction of a 135,000 square-foot office building on this site. The Company provided a construction loan with a total commitment of $22,859 (aggregate borrowings of $10,613 as of September 30, 1999) to the venture. Upon completion of the building, the Company's construction loan will convert to an equity interest in the venture. The Company accounts for its investment in the joint venture on a consolidated basis.

On May 4, 1999, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Company acquired the land for approximately $2,181. $1,681 of the purchase price was funded from the Company's cash reserves with an additional $500 due three years from the closing date contingent upon certain conditions per the acquisition contract and subject to interest over the term.

On June 1, 1999, the Company acquired 795 Folsom Street, a 183,445 square-foot office building located in San Francisco, San Francisco County, California. The building was acquired for approximately $34,282, which was made available from drawing on one of the Company's credit facilities. In August 1999, the Company completed redevelopment of the property and placed the office building in service (see "Properties Placed in Service").

On August 31, 1999, the Company acquired, from an entity whose principals include Brant Cali, Executive Vice President and Chief Operating Officer of the Company and a member of the Board of Directors of the Company and certain immediate family of John J. Cali, Chairman of the Board of Directors of the Company, approximately 28.1 acres of developable land adjacent to two of the Company's operating properties located in Roseland, Essex County, New Jersey for approximately $6,097. The acquisition was funded with cash and the issuance of common units to the seller (see Note 10).

1998 REDEVELOPMENT PROPERTIES/DEVELOPABLE LAND TRANSACTIONS
On January 23, 1998, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, approximately 10 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut for approximately $1,341, which was funded from the Company's cash reserves. In October 1998, the Company completed and placed in service a 40,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service").

On February 2, 1998, the Company acquired 2115 Linwood Avenue, a 68,000 square-foot vacant office building located in Fort Lee, Bergen County, New Jersey. The building was acquired for approximately $5,164, which was made available from drawing on one of the Company's credit facilities. In August 1999, the Company completed redevelopment of the property and placed the office building in service (see "Properties Placed in Service").

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

On December 3, 1998, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors in the Company, approximately 2.7 acres of land located at 12 Skyline Drive, Hawthorne, Westchester County, New York. The Company acquired the land for approximately $1,540, which was funded from the Company's cash reserves. In September 1999, the Company completed and placed in service a 47,000 square-foot office/flex property on the acquired land (see "Properties Placed in Service").

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Prudential Business Campus office complex in Parsippany, Morris County, New Jersey (see Note 3). The Company performs management and leasing services for the property owned by the joint venture and recognized $112 and $50 in fees for such services in the nine months ended September 30, 1999 and 1998, respectively.

HPMC (CONTINENTAL GRAND II/SUMMIT RIDGE/LAVA RIDGE)
On April 23, 1998, the Company entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has commenced construction of a 237,000 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of a 132,000 square-foot office/flex property. HPMC Development Partners II, L.P. has commenced construction of three two-story buildings aggregating 183,200 square-feet of office space on a 12.1 acre site located in Roseville, Placer County, California and purchased a parcel of land from the City of Daly City, California, for future development into office space, a hotel and other retail establishments. Among other things, the partnership agreements provide for a preferred return on the Company's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 10), as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 10). The Company performs management and leasing services for the property owned by the joint venture and recognized $176 and $8 in fees for such services in the nine months ended September 30, 1999 and 1998, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management and leasing services for the property owned by the joint venture and recognized $7 and none in fees for such services in the nine months ended September 30, 1999 and 1998, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. During the nine months ended September 30, 1999, the venture paid $9,991 ($1,998 representing the Company's share) in accordance with the earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture and recognized $96 and none in fees for such services in the nine months ended September 30, 1999 and 1998, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20,000 in the venture. William L. Mack, a director and equity holder of the Company, is a principal of the managing member of the venture. At September 30, 1999, the venture held approximately $232,400 face value of CMBS bonds at an aggregate cost of $132,847.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 1999 and December 31, 1998:

                                                                   September 30, 1999
                                 ----------------------------------------------------------------------------------------
                                                                   American
                                                            G&G   Financial   Ramland    Ashford              Combined
                                 Pru-Beta 3    HPMC      Martco    Exchange    Realty       Loop      ARCap      Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net            $22,051   $ 56,671   $ 13,063   $ 10,768   $ 17,590   $ 28,879          --  $ 149,022
   Other assets                      3,193      4,694      3,148        598      2,130        818   $ 226,677    241,258
-------------------------------------------------------------------------------------------------------------------------
   Total assets                    $25,244   $ 61,365   $ 16,211   $ 11,366   $ 19,720   $ 29,697   $ 226,677  $ 390,280
=========================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable          --   $ 31,615   $ 42,963         --   $     --         --   $ 106,510  $ 181,088
   Other liabilities               $   218      2,841      1,012   $      1        606   $    537      24,688     29,903
   Partners'/members' capital       25,026     26,909    (27,764)    11,365     19,114     29,160      95,479    179,289
-------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    partners'/members' capital     $25,244   $ 61,365   $ 16,211   $ 11,366   $ 19,720   $ 29,697   $ 226,677  $ 390,280
=========================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                  $17,148   $ 22,217   $  8,790   $ 11,414   $  9,931   $  6,176   $  19,781  $  95,457
-------------------------------------------------------------------------------------------------------------------------

                                                                        December 31, 1998
                                 ----------------------------------------------------------------------------------------
                                                                   American
                                                            G&G   Financial   Ramland    Ashford              Combined
                                 Pru-Beta 3    HPMC      Martco    Exchange    Realty       Loop      ARCap      Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net            $22,711   $ 30,278   $ 11,099   $ 10,621     $8,467   $ 19,166         --  $ 102,342
   Other assets                      3,995      1,097      4,058        389      1,101        378         --     11,018
-------------------------------------------------------------------------------------------------------------------------
   Total assets                    $26,706   $ 31,375   $ 15,157   $ 11,010     $9,568   $ 19,544         --  $ 113,360
=========================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable          --   $    632   $ 39,762         --         --         --         --  $  40,394
   Other liabilities               $   484      3,522      2,096   $     79     $    6   $    509         --      6,696
   Partners'/members' capital       26,222     27,221    (26,701)    10,931      9,562     19,035         --     66,270
-------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital      $26,706   $ 31,375   $ 15,157   $ 11,010     $9,568   $ 19,544         --  $ 113,360
=========================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                  $17,980   $ 17,578   $ 10,964   $ 10,983     $4,851   $  4,152         --  $  66,508
-------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine month periods ended September 30, 1999 and 1998:

                                                              Three Months Ended September 30, 1999
                                 ----------------------------------------------------------------------------------------
                                                                   American
                                                            G&G   Financial   Ramland    Ashford              Combined
                                 Pru-Beta 3    HPMC      Martco    Exchange    Realty       Loop      ARCap      Total
-------------------------------------------------------------------------------------------------------------------------
Total revenues                   $ 1,227           --   $ 2,422      $ 250       $ 580      $ 971    $ 3,223    $ 8,673
Operating and other expenses        (389)          --      (814)       (33)       (103)      (597)    (1,201)    (3,137)
Depreciation and amortization       (304)          --      (233)       (24)       (178)      (163)        --       (902)
Interest expense                      --           --      (813)        --          --         --     (1,014)    (1,827)
-------------------------------------------------------------------------------------------------------------------------
Net income                       $   534           --   $   562      $ 193       $ 299      $ 211    $ 1,008    $ 2,807
=========================================================================================================================
Company's equity
   in earnings of unconsolidated
   joint ventures                $   228           --   $   124      $ 193       $ 150      $  42    $    97    $   834
-------------------------------------------------------------------------------------------------------------------------

                                                              Three Months Ended September 30, 1998
                                 ----------------------------------------------------------------------------------------
                                                                   American
                                                            G&G   Financial   Ramland    Ashford              Combined
                                 Pru-Beta 3    HPMC      Martco    Exchange    Realty       Loop      ARCap      Total
-------------------------------------------------------------------------------------------------------------------------
Total revenues                   $ 1,159          --      $1,438  $   265           --    $   50        --     $ 2,912
Operating and other expenses        (377)         --        (680)     (31)          --       (24)       --      (1,112)
Depreciation and amortization       (330)         --        (252)      --           --        (9)       --        (591)
Interest expense                      --          --        (787)      --           --        --        --        (787)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                $   452          --      $ (281) $   234           --    $   17        --     $   422
=========================================================================================================================
Company's equity in earnings
   (loss) of unconsolidated
   joint ventures                $   226          --      $ (140) $   234           --    $    4        --     $   324
-------------------------------------------------------------------------------------------------------------------------

                                                              Nine Months Ended September 30, 1999
                                 ----------------------------------------------------------------------------------------
                                                                   American
                                                            G&G   Financial   Ramland    Ashford              Combined
                                 Pru-Beta 3    HPMC      Martco    Exchange    Realty       Loop      ARCap      Total
-------------------------------------------------------------------------------------------------------------------------
Total revenues                   $ 3,697          --      $6,572     $  667     $ 580    $  2,959    $5,998    $20,473
Operating and other expenses      (1,134)         --      (2,204)      (163)     (103)     (1,645)   (3,213)    (8,462)
Depreciation and amortization       (929)         --        (696)       (70)     (178)       (379)       --     (2,252)
Interest expense                      --          --      (2,261)        --        --          --    (1,558)    (3,819)
-------------------------------------------------------------------------------------------------------------------------
Net income                       $ 1,634          --      $1,411     $  434     $ 299    $    935    $1,227    $ 5,940
=========================================================================================================================
Company's equity in earnings
   (loss) of unconsolidated
   joint ventures                $   584          --      $ (153)    $  384     $ 150    $    176    $  321    $ 1,462
-------------------------------------------------------------------------------------------------------------------------

                                                              Nine Months Ended September 30, 1998
                                 ----------------------------------------------------------------------------------------
                                                                   American
                                                            G&G   Financial   Ramland    Ashford              Combined
                                 Pru-Beta 3    HPMC      Martco    Exchange    Realty       Loop      ARCap      Total
-------------------------------------------------------------------------------------------------------------------------
Total revenues                   $ 2,294          --      $2,109   $   265          --    $    50        --    $ 4,718
Operating and other expenses        (729)         --        (986)      (31)         --        (24)       --     (1,770)
Depreciation and amortization       (674)         --        (387)       --          --         (9)       --     (1,070)
Interest expense                      --          --      (1,292)       --          --         --        --     (1,292)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                $   891          --      $ (556)  $   234          --    $    17        --    $   586
=========================================================================================================================
Company's equity in earnings
   (loss) of unconsolidated
   joint ventures                $   458          --      $ (277)  $   234          --    $     4        --    $   419
-------------------------------------------------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS

                                                        September 30,     December 31,
                                                            1999              1998
-------------------------------------------------------------------------------------------------------------------
   Deferred leasing costs                                 $ 50,836         $  35,151
   Deferred financing costs                                 17,177             9,962
-------------------------------------------------------------------------------------------------------------------
                                                            68,013            45,113
   Accumulated amortization                                (18,009)          (13,527)
-------------------------------------------------------------------------------------------------------------------
   Deferred charges, net                                    50,004            31,586
   Prepaid expenses and other assets                        10,696             7,434
-------------------------------------------------------------------------------------------------------------------

   Total deferred charges and other assets, net           $ 60,700         $  39,020
===================================================================================================================

6. RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                        September 30,      December 31,
                                                            1999               1998
-------------------------------------------------------------------------------------------------------------------
   Security deposits                                      $ 6,017             $  5,696
   Escrow and other reserve funds                             167                  330
-------------------------------------------------------------------------------------------------------------------

   Total restricted cash                                  $ 6,184             $  6,026
===================================================================================================================

7. SENIOR UNSECURED NOTES

On March 16, 1999, the Operating Partnership issued $600,000 of unsecured corporate debt with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593,500 were used to pay down outstanding borrowings under the 1998 Unsecured Facility, as defined in Note 8, and to pay off certain mortgage loans. The unsecured corporate debt was issued at a discount of approximately $2,748, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

On August 2, 1999, the Operating Partnership issued an additional $185,283 of unsecured corporate debt with interest payable monthly. The Company used the proceeds to retire the TIAA Mortgage, as defined in Note 9.

The Operating Partnership issued the $785,283 of total unsecured corporate debt ("Senior Unsecured Notes") under a shelf registration statement which was declared effective by the SEC in September 1998. The Senior Unsecured Notes are redeemable at any time at the option of the Company, subject to certain conditions including yield maintenance.

A summary of the terms of the Senior Unsecured Notes outstanding as of September 30, 1999 is presented below:

                                                                                          EFFECTIVE
                                                                        AMOUNT            RATE (1)
-------------------------------------------------------------------------------------------------------------------
   7.18% Senior Unsecured Notes, due December 31, 2003                  $185,283            7.23%
   7.00% Senior Unsecured Notes, due March 15, 2004                     $299,644            7.27%
   7.25% Senior Unsecured Notes, due March 15, 2009                     $297,779            7.49%
-------------------------------------------------------------------------------------------------------------------

   Total Senior Unsecured Notes                                         $782,706            7.34%
===================================================================================================================

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

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

1998 UNSECURED FACILITY
In April 1998, the Company repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility ("1998 Unsecured Facility") with a current borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate is based on the Company's achievement of investment grade unsecured debt ratings and at the Company's election, bears interest at either 90 basis points over London Inter-Bank Offered Rate ("LIBOR") or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The interest rate is currently LIBOR (5.40 percent at September 30, 1999) plus 90 basis points. The 1998 Unsecured Facility matures in April 2001.

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

PRUDENTIAL FACILITY
The Company has a revolving credit facility ("Prudential Facility") from Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of September 30, 2000. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of September 30, 1999, the Company had outstanding borrowings of $249,956 under its revolving credit facilities (with aggregate borrowing capacity of $1,100,000). The outstanding borrowings were comprised of $249,956 from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility.

9. MORTGAGES AND LOANS PAYABLE

                                               September 30,               December 31,
                                                   1999                        1998
-------------------------------------------------------------------------------------------------------------------
   Portfolio Mortgages                          $  150,000                   $ 335,283
   Property Mortgages                              395,567                     414,048
-------------------------------------------------------------------------------------------------------------------

   Total Mortgages and Loans Payable            $  545,567                   $ 749,331
===================================================================================================================

PORTFOLIO MORTGAGES
TIAA MORTGAGE
The Company had a $185,283 non-recourse mortgage loan with Teachers Insurance and Annuity Association of America, with interest only payable monthly at a fixed annual rate of 7.18 percent ("TIAA Mortgage"). The TIAA Mortgage was secured and cross collateralized by 43 properties. The Company had the option to convert, without any yield maintenance obligation or prepayment premium, the TIAA Mortgage to unsecured public debt as a result of the achievement of an investment grade credit rating. The TIAA Mortgage was prepayable in whole or in part subject to certain provisions, including yield maintenance.

Using the proceeds from the issuance of $185,283 of unsecured corporate debt on August 2, 1999 (see Note 7), the Company repaid in full and retired the TIAA Mortgage.

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

A summary of the Company's property mortgages as of September 30, 1999 and December 31, 1998 is as follows:

                                                                               PRINCIPAL BALANCE AT
                                                                               --------------------
                                                                 INTEREST  SEPTEMBER 30,  DECEMBER 31,    DATE OF
PROPERTY NAME                    LENDER                            RATE        1999           1998       MATURITY
----------------------------------------------------------------------------------------------------------------------
Mack-Cali Centre VI              CIGNA                             7.600%  $       --       $29,223        03/31/99
Mack-Cali Airport                CIGNA                             7.600%          --         6,849        03/31/99
Mack-Cali Murray Hill            Horace Mann                       7.850%          --         8,027        05/01/99
Mack-Cali Manhasset              IDA Financing                       TENR       8,000         8,000        12/01/99
201 Commerce Drive               Sun Life Assurance Co.            6.240%       1,075         1,121        09/01/00
3 & 5 Terri Lane                 First Union National Bank         6.220%       4,445         4,476        10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.            6.270%       2,420         2,553        06/01/01
Mack-Cali Morris Plains          Corestates Bank                   7.510%       2,245         2,292        12/31/01
Harborside Financial Center (1)  Contingent Obligation (1)         6.764%       6,462         6,150        11/04/02
Mack-Cali Willowbrook            CIGNA                             8.670%      10,376        10,918        10/01/03
1717 Route 208, Fair Lawn        Prudential Insurance Co.          8.250%          --        17,586        10/01/03
400 Chestnut Ridge               Prudential Insurance Co.          9.440%      14,581        14,983        07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.      6.865%      35,000            --        04/01/05
Mack-Cali Bridgewater I          New York Life Ins. Co.            7.000%      23,000        23,000        09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.            7.500%      17,500        17,500        09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.          7.740%      26,808        27,696        10/01/05
500 West Putnam Avenue           New York Life Ins. Co.            6.520%      10,952        11,471        10/10/05
Harborside - Plaza I             U.S. West Pension Trust           6.990%      50,740        48,148        01/01/06
Harborside - Plaza II and III    Northwestern Mutual Life Ins.     7.320%      99,260       101,852        01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.       7.050%      10,500            --        04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.       LIBOR+0.65%      40,025        40,025        01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.       LIBOR+0.65%      32,178        32,178        01/31/09
----------------------------------------------------------------------------------------------------------------------
Total Property Mortgages                                                     $395,567      $414,048
======================================================================================================================

(1) As part of the Harborside acquisition in November 1996, the Company agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") if and when the Company commences construction on the acquired site during the next several years. However, the agreement provides, among other things, that even if the Company does not commence construction, the seller may nevertheless require the Company to acquire these rights during the six-month period after the end of the sixth year. After such period, the seller's option lapses, but any development in years 7 through 30 will require a payment, on an increasing scale, for the development rights. The Company is currently in the pre-development phase of a long-range plan to develop the Harborside site on a multi-property, multi-use basis. On November 2, 1999, the Company paid off the Contingent Obligation in full to the seller for the development rights.

INTEREST RATE CONTRACTS
On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixes the Company's one-month LIBOR base to
6.285 percent per annum on a notional amount of $24,000.
The swap agreement expired in August 1999.

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

In connection with the issuance of the Senior Unsecured Notes in March 1999, the Company entered into and settled forward treasury rate lock agreements. These agreements were settled at a cost of approximately $517, which is being amortized to interest expense over the terms of the respective tranches.

The Company is exposed to credit loss in the event of non-performance by the other parties to the interest rate contracts. However, the Company does not anticipate non-performance by any of the counterparties. The Company is also exposed to market risk from the movement in interest rates pertaining to the forward treasury rate lock agreement.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of September 30, 1999 are as follows:

                                                                                                 WEIGHTED AVG.
                                           SCHEDULED          PRINCIPAL                        INTEREST RATE OF
YEAR                                     AMORTIZATION        MATURITIES         TOTAL        FUTURE REPAYMENTS (A)
===================================================================================================================
October through December 1999             $     490         $     8,000    $     8,490               6.22%
2000                                          2,808               5,419          8,227               6.67%
2001                                          3,010             254,168        257,178               6.31%
2002                                          3,201               7,814         11,015               7.02%
2003                                          3,680             192,093        195,773               7.28%
Thereafter                                    4,721           1,092,825      1,097,546               7.22%
-------------------------------------------------------------------------------------------------------------------

Totals/Weighted Average                   $  17,910         $ 1,560,319    $ 1,578,229               7.07%
===================================================================================================================

Scheduled principal payments during the three and nine month periods ended September 30, 1999 amounted to $805 and $2,621, respectively.

(a) Assumes a weighted average LIBOR rate at September 30, 1999 of 5.38 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 1999 and 1998 was $76,902 and $67,550, respectively. Interest capitalized by the Company for the nine months ended September 30, 1999 and 1998 was $4,726 and $2,308, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 1999, the Company's total indebtedness of $1,578,229 (weighted average interest rate of 7.07 percent) was comprised of $330,160 of credit facility borrowings and other variable rate mortgage debt (weighted average rate of 6.21 percent), fixed rate debt of $1,241,607 (weighted average rate of 7.31 percent), and a Contingent Obligation of $6,462.

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

During the nine months ended September 30, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

As of September 30, 1999, there was 229,304 Preferred Units outstanding (convertible into 6,617,721 common units).

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

On August 31, 1999, in connection with the acquisition of 28.1 acres of vacant land located in Roseland, New Jersey, the Company issued 121,624 common units, valued at approximately $3,345.

During the nine months ended September 30, 1999, the Operating Partnership redeemed an aggregate of 1,795,289 common units for an equivalent number of shares of common stock in the Company.

During the nine months ended September 30, 1999, the Company also issued 268,432 common units, valued at approximately $7,974, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

As of September 30, 1999, there were 8,286,464 common units outstanding.

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

On account of certain of the performance goals at the Mack Properties having been achieved during the nine months ended September 30, 1999, the Company redeemed 268,432 contingent common units and issued an equivalent number of common units, as indicated above. There were no contingent Preferred Units outstanding and 6,614 contingent common units outstanding as of September 30, 1999.

UNIT WARRANTS
The Company has 2,000,000 Unit Warrants outstanding. The Unit Warrants are exercisable at $37.80 per common unit and expire on December 11, 2002.

MINORITY INTEREST OWNERSHIP
As of September 30, 1999 and December 31, 1998, the minority interest common unitholders owned 12.4 percent (20.3 percent, including the effect of the conversion of Preferred Units into common units) and 13.7 percent (22.2 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

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

12. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
   GROVE STREET PROPERTY
   Pursuant to an agreement with the City of Jersey City, New Jersey, as amended, expiring in 2004, the Company is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City, Hudson County, New Jersey. Such PILOT, as defined, is $1,267 per annum through May 31, 1999 and $1,584 per annum through May 31, 2004. Such PILOT totaled $1,063 and $950 for the nine months ended September 30, 1999 and 1998, respectively.

   HARBORSIDE FINANCIAL CENTER PROPERTY
   Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Company as part of the acquisition of the property in November 1996, the Company is required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. Such PILOT totaled $1,955 and $1,920 for the nine months ended September 30, 1999 and 1998, respectively.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Company is the lessee as of September 30, 1999, are as follows:

YEAR                                                                    AMOUNT
--------------------------------------------------------------------------------
October 1, 1999 to December 31, 1999                                   $   106
2000                                                                       425
2001                                                                       427
2002                                                                       427
2003                                                                       427
Thereafter                                                              21,934
--------------------------------------------------------------------------------

Total                                                                  $23,746
================================================================================

Ground lease payments incurred during the three and nine month periods ended September 30, 1999 amounted to $106 and $316, respectively.

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Company in December 1997 and an agreement entered into simultaneous with his resigning from the Company, Mr. Rizk received a payment of approximately $14,490 in April 1999 and will receive $500 annually over the next three years. All costs associated with Mr. Rizk's resignation are included in non-recurring charges for the nine months ended September 30, 1999.

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

For the year ended December 31, 1998, the Company purchased for constructive retirement, 854,700 shares of its outstanding common stock for an aggregate cost of approximately $25,058. Concurrent with these purchases, the Company sold to the Operating Partnership 854,700 common units for approximately $25,058.

For the nine months ended September 30, 1999, the Company purchased for constructive retirement, 911,700 shares of its outstanding common stock for an aggregate cost of approximately $25,000. Concurrent with these purchases, the Company sold to the Operating Partnership 911,700 common units for approximately $25,000.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the nine months ended September 30, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan.

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

STOCK OPTION PLANS
In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997 and 1998 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 1999 and December 31, 1998, the stock options outstanding had a weighted average remaining contractual life of approximately 7.6 and 8.5 years, respectively.

Information regarding the Company's stock option plans is summarized below:

                                                                                             Weighted
                                                                    Shares                    Average
                                                                     Under                   Exercise
                                                                    Options                    Price
-------------------------------------------------------------------------------------------------------------------
      Outstanding at January 1, 1998                              3,287,290                   $31.47
      Granted                                                     1,048,620                   $35.90
      Exercised                                                    (267,660)                  $20.47
      Lapsed or canceled                                           (128,268)                  $36.61
-------------------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1998                            3,939,982                   $33.22
      Granted                                                        37,000                   $31.63
      Exercised                                                     (46,583)                  $22.42
      Lapsed or canceled                                           (517,717)                  $37.10
-------------------------------------------------------------------------------------------------------------------
      Outstanding at September 30, 1999                           3,412,682                   $32.77
===================================================================================================================
      Options exercisable at December 31, 1998                    1,334,137                   $27.84
      Options exercisable at September 30, 1999                   1,749,379                   $29.83
-------------------------------------------------------------------------------------------------------------------
      Available for grant at December 31, 1998                      709,223
      Available for grant at September 30, 1999                     996,347
-------------------------------------------------------------------------------------------------------------------

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

As of September 30, 1999 and December 31, 1998, there were 914,976 Stock Warrants outstanding. As of September 30, 1999 and December 31, 1998, there were 585,989 and 565,991 Stock Warrants exercisable, respectively. No Stock Warrants have been exercised or canceled.

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

During the nine months ended September 30, 1999, 2,284 deferred stock units were earned.

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

The following information presents the Company's results for the three and nine month periods ended September 30, 1999 and 1998 in accordance with FASB No. 128.

                                                       Three Months Ended September 30,
                                                  1999                                  1998
                                                  ----                                  ----
                                      Basic EPS        Diluted EPS           Basic EPS         Diluted EPS
-------------------------------------------------------------------------------------------------------------------
Net income                          $    32,520        $    32,520          $   30,712          $   30,712
Add:   Net income attributable
       to potentially dilutive
       securities                                            4,552                  --               4,181
-------------------------------------------------------------------------------------------------------------------
Adjusted net income                 $    32,520        $    37,072          $   30,712          $   34,893
===================================================================================================================

Weighted average shares                  58,679             67,113              57,720              65,884
-------------------------------------------------------------------------------------------------------------------
Per Share                           $      0.55        $      0.55          $     0.53          $     0.53
===================================================================================================================

                                                        Nine Months Ended September 30,
                                                 1999                                      1998
                                                 ----                                      ----
                                      Basic EPS        Diluted EPS           Basic EPS          Diluted EPS
-------------------------------------------------------------------------------------------------------------------
Net income                          $    83,270        $    83,270          $   85,270          $   85,270
Add:   Net income attributable
       to potentially dilutive
       securities                            --             12,199                  --              11,077
-------------------------------------------------------------------------------------------------------------------
Adjusted net income                 $    83,270        $    95,469          $   85,270          $   96,347
===================================================================================================================

Weighted average shares                  58,452             67,294              55,391              63,093
-------------------------------------------------------------------------------------------------------------------
Per Share                           $      1.42        $      1.42          $     1.54          $     1.53
===================================================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation.

                                                        Three Months                        Nine Months
                                                     Ended September 30,                Ended September 30,
                                                   1999              1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
Basic EPS Shares:                                 58,679            57,720            58,452           55,391
    Add:   Operating Partnership units             8,214             7,857             8,573            7,189
           Stock options                             220               307               269              455
           Stock Warrants                             --                --                --               58
-------------------------------------------------------------------------------------------------------------------
Diluted EPS Shares:                               67,113            65,884            67,294           63,093
===================================================================================================================

Preferred Units, Contingent Units and Restricted Stock Awards outstanding in 1999 and 1998 were not included in the computation of diluted EPS as such units were anti-dilutive during the period.

Pursuant to the Repurchase Program, during 1998, the Company purchased for constructive retirement, 854,700 shares of its outstanding common stock for approximately $25,058. Additionally, during the nine months ended September 30, 1999, the Company purchased for constructive retirement, 911,700 shares of its outstanding common stock for approximately $25,000.

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

Selected results of operations for the three and nine month periods ended September 30, 1999 and 1998 and selected asset information as of September 30, 1999 and December 31, 1998 regarding the Company's operating segment are as follows:

                                                          Total              Corporate &           Total
                                                         Segment              Other (e)           Company
-------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
Three months ended:
     September 30, 1999                              $   135,350            $      595         $   135,945  (f)
     September 30, 1998                                  126,355                 1,185             127,540  (g)
Nine months ended:
     September 30, 1999                              $   399,469            $      961         $   400,430  (h)
     September 30, 1998                                  344,834                 4,224             349,058  (i)

TOTAL OPERATING AND INTEREST EXPENSES (b):
Three months ended:
     September 30, 1999                              $    46,130            $   28,982         $    75,112
     September 30, 1998                                   43,857                26,737              70,594
Nine months ended:
     September 30, 1999                              $   117,395            $  119,013         $   236,408
     September 30, 1998                                  115,554                75,560             191,114

NET OPERATING INCOME (c):
Three months ended:
     September 30, 1999                              $    89,220            $  (28,387)        $    60,833  (f)
     September 30, 1998                                   82,498               (25,552)             56,946  (g)
Nine months ended:
     September 30, 1999                              $   282,074            $ (118,052)        $   164,022  (h)
     September 30, 1998                                  229,280               (71,336)            157,944  (i)

TOTAL ASSETS:
     September 30, 1999                              $ 3,562,356            $   35,774         $ 3,598,130
     December 31, 1998                                 3,430,865                21,329           3,452,194

TOTAL LONG-LIVED ASSETS (d):
     September 30, 1999                              $ 3,501,184            $   23,666         $ 3,524,850
     December 31, 1998                                 3,393,313                 4,098           3,397,411

--------------------------------------------------------------------------------

(a) Total contract revenues represents all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represents the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and is classified in Corporate and Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets is comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f) Excludes $2,920 of adjustments for straight-lining of rents and $155 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,264 of adjustments for straight-lining of rents and $90 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $10,343 of adjustments for straight-lining of rents and $111 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $9,604 of adjustments for straight-lining of rents and $96 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

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

17. PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information for the nine months ended September 30, 1999 and 1998 are presented as if all acquisitions and common stock offerings (if any) completed during the nine months ended September 30, 1999 and the year ended December 31, 1998 had occurred on January 1, 1998. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1998, nor do they represent the results of operations of future periods.

                                                                           Nine Months
                                                                       Ended September 30,
                                                                    1999                1998
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                  $  413,439          $  390,737
Operating and other expenses                                       125,093             117,079
General and administrative                                          19,855              20,129
Depreciation and amortization                                       67,745              61,373
Interest expense                                                    77,391              79,732
Non-recurring charges                                               16,458                  --
-------------------------------------------------------------------------------------------------------------------
Income before minority interest                                    106,897             112,424
Minority interest                                                   23,796              24,333
-------------------------------------------------------------------------------------------------------------------

Net income                                                      $   83,101          $   88,091
===================================================================================================================

Basic earnings per common share                                 $     1.42          $     1.52
Diluted earnings per common share                               $     1.42          $     1.51

-------------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                           58,452              57,814
Diluted weighted average shares outstanding                         67,294              66,363
-------------------------------------------------------------------------------------------------------------------

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

The following comparisons for the three and nine month periods ended September 30, 1999 ("1999"), as compared to the three and nine month periods ended September 30, 1998 ("1998") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at June 30, 1998 (for the three-month period comparisons), and which represents all in-service properties owned by the Company at December 31, 1997 (for the nine-month period comparisons) and (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Company from July 1, 1998 through September 30, 1999 (for the three-month period comparisons) and which represents all properties acquired or placed in service by the Company from January 1, 1998 through September 30, 1999 (for the nine-month period comparisons).

              THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                      Quarter Ended
                                                      September 30,               Dollar             Percent
(IN THOUSANDS)                                   1999              1998           Change           Change (%)
-------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                   $118,086          $112,976           $5,110               4.5%
Escalations and recoveries from tenants        14,829            14,182              647               4.6
Parking and other                               5,112             2,684            2,428              90.5
-------------------------------------------------------------------------------------------------------------------
   Sub-total                                  138,027           129,842            8,185               6.3

Interest income                                   159               728             (569)            (78.2)
Equity in earnings of
   unconsolidated joint ventures                  834               324              510             157.4
-------------------------------------------------------------------------------------------------------------------
   Total revenues                             139,020           130,894            8,126               6.2
-------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                              14,849            13,488            1,361              10.1
Utilities                                      11,634            11,300              334               3.0
Operating services                             16,258            15,807              451               2.9
-------------------------------------------------------------------------------------------------------------------
   Sub-total                                   42,741            40,595            2,146               5.3

General and administrative                      5,897             6,118             (221)             (3.6)
Depreciation and amortization                  22,967            21,213            1,754               8.3
Interest expense                               26,474            23,881            2,593              10.9
-------------------------------------------------------------------------------------------------------------------
   Total expenses                              98,079            91,807            6,272               6.8
-------------------------------------------------------------------------------------------------------------------

Income before minority interest and
   extraordinary item                          40,941            39,087            1,854               4.7
Minority interest                              (8,421)           (8,375)             (46)              0.5
-------------------------------------------------------------------------------------------------------------------

Net income                                    $32,520           $30,712           $1,808               5.9%
===================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties and Same-Store Properties (in thousands).

                                                                              Acquired              Same-Store
                                                    Total Company            Properties             Properties
                                                    -------------            ----------             ----------
                                                 Dollar    Percent        Dollar   Percent        Dollar    Percent
                                                 Change    Change         Change   Change         Change    Change
-------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                       $5,110      4.5%         $3,124     2.8%         $1,986     1.7%
Escalations and recoveries from tenants             647      4.6             208     1.5             439     3.1
Parking and other                                 2,428     90.5              65     2.4           2,363    88.1
-------------------------------------------------------------------------------------------------------------------
   Total                                         $8,185      6.3%         $3,397     2.6%         $4,788     3.7%
===================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                                $1,361     10.1%           $430     3.2%           $931     6.9%
Utilities                                           334      3.0             337     3.0              (3)    0.0
Operating services                                  451      2.9             600     3.8            (149)   (0.9)
-------------------------------------------------------------------------------------------------------------------
   Total                                         $2,146      5.3%         $1,367     3.4%           $779     1.9%
===================================================================================================================

OTHER DATA:
Number of wholly-owned properties                   251                       12                     239
Square feet (in thousands)                       27,369                    1,090                  26,279

Base rents for the Same-Store Properties increased $2.0 million, or 1.7 percent, for 1999 as compared to 1998, due primarily to rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $0.4 million, or 3.1 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $2.4 million, or 88.1 percent, due primarily to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $0.9 million, or 6.9 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Company increased $0.3 million, or 3.0 percent, for 1999 as compared to 1998, due substantially to the Acquired Properties. Operating services for the Same-Store Properties decreased $0.1 million, or 0.9 percent, due primarily to a reduction in maintenance costs incurred.

Equity in earnings of unconsolidated joint ventures increased $0.5 million in 1999 as compared to 1998. This is due to additional joint ventures being entered into by the Company (see Note 4 to the Financial Statements).

Interest income decreased by approximately $0.6 million, or 78.2 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998 with no interest income from mortgage note receivables in 1999.

General and administrative decreased by $0.2 million, or 3.6 percent for 1999 as compared to 1998. This decrease is due primarily to decreased payroll and related costs in 1999.

Depreciation and amortization increased by $1.8 million, or 8.3 percent, for 1999 over 1998. Of this increase, $0.7 million or 3.1 percent, is attributable to the Acquired Properties, and $1.1 million, or 5.2 percent, is due to the Same-Store Properties.

Interest expense increased $2.6 million, or 10.9 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Company's revolving credit facilities generally as a result of Company acquisitions in 1998. These increases were partially offset by the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998 and the achievement by the Company of investment grade credit ratings in November 1998.

Income before minority interest and extraordinary item increased to $40.9 million in 1999 from $39.1 million in 1998. The increase of $1.8 million is due to the factors discussed above.

Net income increased by $1.8 million for 1999, from $30.7 million in 1998 to $32.5 million in 1999. This increase is a result of increase in income before minority interest and extraordinary item of $1.8 million (as discussed above).

              NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                    Nine Months Ended
                                                      September 30,               Dollar             Percent
(IN THOUSANDS)                                   1999              1998           Change           Change (%)
-------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                  $  350,665         $  311,753        $ 38,912             12.5%
Escalations and recoveries from tenants         46,055             36,897           9,158             24.8
Parking and other                               12,073              7,502           4,571             60.9
-------------------------------------------------------------------------------------------------------------------
   Sub-total                                   408,793            356,152          52,641             14.8

Interest income                                    629              2,187          (1,558)           (71.2)
Equity in earnings of
   unconsolidated joint ventures                 1,462                419           1,043            248.9
-------------------------------------------------------------------------------------------------------------------
   Total revenues                              410,884            358,758          52,126             14.5
-------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                               42,900             35,415           7,485             21.1
Utilities                                       31,055             28,717           2,338              8.1
Operating services                              50,401             44,128           6,273             14.2
-------------------------------------------------------------------------------------------------------------------
   Sub-total                                   124,356            108,260          16,096             14.9

General and administrative                      19,801             18,708           1,093              5.8
Depreciation and amortization                   67,401             56,537          10,864             19.2
Interest expense                                75,793             64,146          11,647             18.2
Non-recurring charges                           16,458                 --          16,458               --
-------------------------------------------------------------------------------------------------------------------
   Total expenses                              303,809            247,651          56,158             22.7
-------------------------------------------------------------------------------------------------------------------

Income before minority interest and
   extraordinary item                          107,075            111,107          (4,032)            (3.6)
Minority interest                              (23,805)           (23,464)           (341)             1.5
-------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                83,270             87,643          (4,373)            (5.0)
-------------------------------------------------------------------------------------------------------------------

Extraordinary item - loss on early
   retirement of debt (net of minority
   interest's share of $297 in 1998)                --             (2,373)          2,373           (100.0)
-------------------------------------------------------------------------------------------------------------------
Net income                                  $   83,270         $   85,270        $ (2,000)            (2.3)%
-------------------------------------------------------------------------------------------------------------------

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties and Same-Store Properties (in thousands).

                                                                              Acquired              Same-Store
                                                    Total Company            Properties             Properties
                                                    -------------            ----------             ----------
                                                 Dollar    Percent        Dollar   Percent        Dollar    Percent
                                                 Change    Change         Change   Change         Change    Change
-------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                      $38,912     12.5%        $29,395     9.4%         $9,517     3.1%
Escalations and recoveries from tenants           9,158     24.8           5,042    13.7           4,116    11.1
Parking and other                                 4,571     60.9           2,074    27.6           2,497    33.3
-------------------------------------------------------------------------------------------------------------------
   Total                                        $52,641     14.8%        $36,511    10.3%        $16,130     4.5%
===================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                                $7,485     21.1%         $5,580    15.7%         $1,905     5.4%
Utilities                                         2,338      8.1           2,415     8.4            (77)    (0.3)
Operating services                                6,273     14.2           5,742    13.0             531     1.2
-------------------------------------------------------------------------------------------------------------------
   Total                                        $16,096     14.9%        $13,737    12.7%         $2,359     2.2%
===================================================================================================================

OTHER DATA:
Number of wholly-owned properties                   251                       62                     189
Square feet (in thousands)                       27,369                    5,404                  21,965

Base rents for the Same-Store Properties increased $9.5 million, or 3.1 percent, for 1999 as compared to 1998, due primarily to rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $4.1 million, or 11.1 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $2.5 million, or 33.3 percent, which is primarily attributable to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $1.9 million, or 5.4 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Same-Store Properties decreased $0.1 million, or 0.3 percent, for 1999 as compared to 1998, due primarily to decreased electric rates and usage in early 1999. Operating services for the Same-Store Properties increased $0.5 million, or 1.2 percent, due primarily to increased snow removal costs incurred at the Same-Store Properties in 1999.

Equity in earnings of unconsolidated joint ventures increased $1.0 million in 1999 as compared to 1998. This is due to additional joint ventures being entered into by the Company (see Note 4 to the Financial Statements).

Interest income decreased by approximately $1.6 million, or 71.2 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998 with no interest income from mortgage note receivables in 1999.

General and administrative increased by $1.1 million, or 5.8 percent for 1999 as compared to 1998. This increase is due primarily to an increase in payroll and related costs and professional fees as a result of the Company's expansion in 1998.

Depreciation and amortization increased by $10.9 million, or 19.2 percent, for 1999 over 1998. Of this increase, $7.1 million or 12.5 percent, is attributable to the Acquired Properties, and $3.8 million, or 6.7 percent, is due to the Same-Store Properties.

Interest expense increased $11.6 million, or 18.2 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Company's revolving credit facilities generally as a result of Company acquisitions in 1998. These increases were partially offset by a reduction in LIBOR in 1999, the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998 and the achievement by the Company of investment grade credit ratings in November 1998.

Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 12 to the Financial Statements).

Income before minority interest and extraordinary item decreased to $107.1 million in 1999 from $111.1 million in 1998. The decrease of $4.0 million is due to the factors discussed above.

Net income decreased by $2.0 million for 1999, from $85.3 million in 1998 to $83.3 million in 1999. This decrease is a result of a decrease in income before minority interest and extraordinary item of $4.0 million (as discussed above), and an increase of $0.4 million in minority interest, offset by an extraordinary item of $2.4 million (net of minority interest) in 1998.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the nine months ended September 30, 1999, the Company generated $162.4 million in cash flows from operating activities, and together with $1.1 billion in borrowings from the Company's revolving credit facilities, the issuance of unsecured notes and funds from additional mortgage debt, $12.0 million in distributions received from unconsolidated joint ventures, $1.0 million in proceeds from stock options exercised and $4.7 million from cash and cash equivalents, used an aggregate of approximately $1.3 billion to acquire properties and land parcels and pay for other tenant and building improvements totaling $143.2 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $974.2 million, pay quarterly dividends and distributions of $122.2 million, invest $39.6 million in unconsolidated joint ventures, repurchase 911,700 shares of its outstanding common stock for $25.0 million, pay deferred financing costs of $7.0 million and add $0.2 million to restricted cash.

CAPITALIZATION
During the nine months ended September 30, 1999, in conjunction with the redemption of certain of the contingent units issued in the Mack Transaction, the Company issued a total of 268,432 common units with a total value of approximately $8.0 million at time of issuance.

In August 1998, the Board of Directors of the Company authorized a share repurchase program under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through September 30, 1999, the Company purchased for constructive retirement, 1,766,400 shares of its outstanding common stock for an aggregate cost of approximately $50.1 million. Concurrent with these purchases, the Company sold to the Operating Partnership 1,766,400 common units for approximately $50.1 million.

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

As of September 30, 1999, the Company's total indebtedness of $1.6 billion (weighted average interest rate of 7.07 percent) was comprised of $330.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 6.21 percent), fixed rate debt of $1.2 billion (weighted average rate of 7.31 percent), and a Contingent Obligation of $6.5 million.

As of September 30, 1999, the Company had outstanding borrowings of $250.0 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The total outstanding borrowings were from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility. The 1998 Unsecured Facility, with 28 lender banks, carries an interest rate, at the Company's election, of either 90 basis points over LIBOR or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points and matures in April 2001. The interest rate is currently LIBOR plus 90 basis points. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in September 2000.

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

In October 1998, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50.0 million. The agreement will be used to fix the Index Rate on $50.0 million of the Harborside-Plaza I mortgage, for which the Company's interest rate re-sets for three years beginning November 4, 1999 to the interpolated three-year U.S. Treasury Note plus 110 basis points (see Note 9 to the Financial Statements - "Property Mortgages: Harborside-Plaza I").

As of September 30, 1999, the Company had 218 unencumbered properties, totaling
20.2 million square feet, representing 74.0 percent of the Company's total portfolio on a square footage basis. The Company is currently reviewing its option to convert the $150.0 Million Prudential Mortgage Loan, encumbering 12 properties aggregating 2.4 million square feet, to unsecured corporate debt.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 1998 Unsecured Facility and the Prudential Facility. The Company is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, long-term or short-term borrowings (including draws on the Company's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Company anticipates utilizing the 1998 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions and construction projects.

As of quarter end, the Company's total debt had a weighted average term to maturity of 5.5 years. The Company does not intend to reserve funds to retire the unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 1999. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $135.5 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

SIGNIFICANT TENANTS

The following table sets out a schedule of the Company's 20 largest tenants, for the Company's wholly-owned properties as of September 30, 1999, based upon annualized base rents:

                                                                     Percentage of
                                                 Annualized             Company          Square       Percentage of        Year of
                                  Number of      Base Rental        Annualized Base       Feet        Total Company         Lease
                                 Properties    Revenue ($)(1)     Rental Revenue (%)     Leased     Leased Sq.Ft. (%)    Expiration
------------------------------------------------------------------------------------------------------------------------------------
AT&T Corporation                     6            15,433,136             3.4           1,034,779         4.0              2009 (2)
Donaldson, Lufkin &
  Jenrette Securities Corp.          2            11,713,357             2.6             543,282         2.1              2009 (3)
AT&T Wireless Services               2             8,199,960             1.8             382,030         1.5              2007 (4)
International Business
  Machines Corporation               5             7,522,499             1.7             390,370         1.5              2007 (5)
Allstate Insurance Company          10             6,377,507             1.4             293,820         1.1              2009 (6)
Prentice-Hall Inc.                   1             5,794,893             1.3             474,801         1.8              2014
Nabisco Inc.                         2             5,467,178             1.2             300,378         1.2              2000
Toys 'R' US - NJ, Inc.               1             5,342,672             1.2             242,518         0.9              2012
American Institute of Certified
 Public Accountants                  1             4,981,357             1.1             249,768         1.0              2012
CMP Media Inc.                       1             4,826,107             1.1             206,274         0.8              2014
Board of Gov./Federal Reserve        1             4,605,091             1.0             117,008         0.5              2009 (7)
Dean Witter Trust Company            1             4,319,507             0.9             221,019         0.9              2008
Winston & Strawn                     1             4,214,885             0.9             108,100         0.4              2003
KPMG Peat Marwick, LLP               2             3,824,080             0.8             161,760         0.6              2007 (8)
Rent Net Inc.                        1             3,701,763             0.8              94,917         0.4              2006
Bank of Tokyo - Mitsubishi Ltd.      1             3,378,924             0.7             137,076         0.5              2009
Telerate Systems, Inc.               1             3,340,823             0.7             179,286         0.7              2006 (9)
Bankers Trust Harborside Inc.        1             3,272,500             0.7             385,000         1.5              2003
Dean Witter Reynolds Inc.            4             3,185,372             0.7             137,181         0.5              2008 (10)
Deloitte & Touche USA LLP            1             3,162,933             0.7             118,864         0.5              2000
------------------------------------------------------------------------------------------------------------------------------------
Totals                              45           112,664,544            24.7           5,778,231        22.4
====================================================================================================================================

(1) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times
      12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 39,183 square feet expire February 2000; 66,268 square feet expire December 2000; 3,950 square feet expire August 2002; 63,278 square feet expire May 2004; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.
(3) 426,691 square feet expire July 2009; 15,776 square feet expire September 2009; 100,815 square feet expire November 2009.
(4) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 24,081 square feet expire June 2007.
(5) 29,157 square feet expire October 2000; 85,000 square feet expire December 2000; 26,749 square feet expire January 2002; 1,065 square feet expire November 2002; 248,399 square feet expire December 2007.
(6) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(7)   94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(8) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.
(9) 129,399 square feet expire June 2000; 4,700 square feet expire March 2001; 45,187 square feet expire June 2006.
(10) 13,140 square feet expire April 2005; 19,390 square feet expire October 2007; 85,151 square feet expire February 2008; 19,500 square feet expire June 2008.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Company's wholly-owned office, office/flex, industrial/warehouse and stand-alone retail properties beginning October 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                                Average Annual
                                                         Percentage Of                           Rent Per Net
                                      Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                      Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                       Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of                 Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration           Expiring (1)      (Sq. Ft.)        Leases (%) (2)     Leases ($)  (3)        Leases ($)          Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
10/1/99-12/31/99...        148           707,437              2.7              12,390,441            17.51               2.7

2000...............        521         3,503,101             13.6              61,431,744            17.54              13.5

2001...............        494         2,882,291             11.1              47,835,702            16.60              10.5

2002...............        498         3,479,390             13.5              60,892,235            17.50              13.4

2003...............        383         3,847,104             14.9              66,256,428            17.22              14.5

2004...............        283         2,268,519              8.8              41,203,386            18.16               9.0

2005...............        111         1,648,840              6.4              31,771,923            19.27               7.0

2006...............         58         1,036,981              4.0              21,847,131            21.07               4.8

2007...............         44         1,237,123              4.8              23,989,253            19.39               5.3

2008...............         37         1,537,693              5.9              24,378,236            15.85               5.3

2009...............         39         1,471,920              5.7              27,987,138            19.01               6.1

2010 and thereafter         44         2,220,021              8.6              36,068,738            16.25               7.9
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                2,660        25,840,420           100.0(4)           456,052,355            17.65             100.0
====================================================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)   Excludes all space vacant as of September 30, 1999.
(3) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times
      12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to Company's total net rentable square footage is as follows:

                                                                  SQUARE FEET       PERCENTAGE OF TOTAL
Square footage leased to commercial tenants                       25,840,420              94.4%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                           471,518               1.7
Square footage vacant                                              1,056,587               3.9
                                                                  ----------             -----
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)    27,368,525             100.0%
                                                                  ==========             =====

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning October 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                                 Average Annual
                                                          Percentage Of                           Rent Per Net
                                       Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                       Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                        Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of                  Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration             Expiring (1)     (Sq. Ft.)        Leases (%) (2)     Leases ($)  (3)        Leases ($)          Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
10/1/99-12/31/99.....       122           581,392              2.7              11,130,020            19.14               2.7

2000.................       444         2,979,579             13.7              55,380,906            18.59              13.6

2001.................       411         2,332,009             10.7              41,451,414            17.77              10.1

2002.................       409         2,657,865             12.3              52,331,688            19.69              12.8

2003.................       320         3,253,262             15.0              60,329,775            18.54              14.8

2004.................       241         1,823,349              8.4              36,194,913            19.85               8.9

2005.................        86         1,378,335              6.4              28,657,467            20.79               7.0

2006.................        47           805,306              3.7              17,938,641            22.28               4.4

2007.................        38         1,123,542              5.2              22,384,919            19.92               5.5

2008.................        34         1,388,098              6.4              23,436,378            16.88               5.7

2009.................        28         1,313,670              6.1              25,944,428            19.75               6.3

2010 and thereafter..        35         2,030,555              9.4              33,514,482            16.51               8.2
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                 2,215        21,666,962            100.0             408,695,031            18.86             100.0
====================================================================================================================================

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)   Excludes all space vacant as of September 30, 1999.
(3) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times
      12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning October 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                                 Average Annual
                                                          Percentage Of                           Rent Per Net
                                       Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                       Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                        Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of                  Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration            Expiring (1)      (Sq. Ft.)        Leases (%) (2)     Leases ($)  (3)        Leases ($)          Leases (%)
-----------------------------------------------------------------------------------------------------------------------------------
10/1/99-12/31/99....         23           120,660              3.2               1,208,651            10.02               2.8

2000................         73           503,418             13.3               5,813,259            11.55              13.4

2001................         78           518,735             13.7               5,780,261            11.14              13.4

2002................         87           775,085             20.5               8,062,840            10.40              18.6

2003................         60           502,368             13.3               5,494,905            10.94              12.7

2004................         34           262,350              7.0               3,108,468            11.85               7.2

2005................         25           270,505              7.2               3,114,456            11.51               7.2

2006................         11           231,675              6.1               3,908,490            16.87               9.0

2007................          6           113,581              3.0               1,604,334            14.13               3.7

2008................          3           149,595              4.0                 941,858             6.30               2.2

2009................         10           146,450              3.9               1,936,510            13.22               4.5

2010 and thereafter.          8           181,466              4.8               2,289,256            12.62               5.3
-----------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                   418         3,775,888            100.0              43,263,288            11.46             100.0
===================================================================================================================================

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)   Excludes all space vacant as of September 30, 1999.
(3) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times
      12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning October 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                                   Average Annual
                                                            Percentage Of                           Rent Per Net
                                         Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                         Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                          Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of                    Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration              Expiring (1)      (Sq. Ft.)        Leases (%) (2)      Leases ($) (3)        Leases ($)        Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
10/1/99-12/31/99.....           3             5,385              1.4                  51,770             9.61               1.4

2000.................           4            20,104              5.3                 237,579            11.82               6.6

2001.................           5            31,547              8.3                 604,027            19.15              16.6

2002.................           2            46,440             12.2                 497,707            10.72              13.7

2003.................           3            91,474             24.1                 431,748             4.72              11.9

2004.................           7           173,520             45.6               1,705,005             9.83              46.9

2009.................           1            11,800              3.1                 106,200             9.00               2.9
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                      25           380,270            100.0               3,634,036             9.56             100.0
====================================================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)   Excludes all space vacant as of September 30, 1999.
(3) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rent revenue is based on the first month's billing times
      12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning October 1, 1999, assuming that none of the tenants exercises renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration       Expiring (1)     (Sq. Ft.)        Leases (%) (2)     Leases ($)  (3)        Leases ($)        Leases (%)
------------------------------------------------------------------------------------------------------------------------------------
2004..........          1             9,300             53.8                 195,000            20.97              42.4

2012 .........          1             8,000             46.2                 265,000            33.12              57.6
------------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2            17,300            100.0                 460,000            26.59             100.0
====================================================================================================================================

(1)   Includes stand-alone retail property tenants only.
(2) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999 annualized base rental revenue is based on the first month's billing times
      12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company's 30 largest industry classifications based on annualized contractual base rent for the month of September 1999:

                                                        Annualized       Percentage of                    Percentage of
                                                        Base Rental         Company           Square      Total Company
                                                          Revenue       Annualized Base        Feet          Leased
Industry Classification                                 ($) (1) (2)    Rental Revenue (%)     Leased       Sq. Ft. (%)
-----------------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial       46,702,227         10.2               2,370,242        9.2
Manufacturing                                           44,274,194          9.7               2,731,460       10.6
Telecommunications                                      34,976,699          7.7               2,211,130        8.6
Insurance Carriers & Related Assistance                 31,831,333          7.0               1,686,953        6.5
Computer System Design Svcs.                            30,025,620          6.6               1,638,894        6.3
Legal Services                                          25,647,623          5.7               1,231,485        4.8
Credit Intermediation & Related Activities              22,870,659          5.0               1,358,786        5.3
Wholesale Trade                                         18,833,730          4.1               1,330,562        5.1
Health Care & Social Assistance                         17,591,042          3.9                 962,709        3.7
Information Services                                    16,888,979          3.7                 828,099        3.2
Accounting/Tax Prep.                                    14,924,779          3.3                 718,136        2.8
Other Professional                                      13,478,417          3.0                 828,362        3.2
Publishing Industries                                   13,177,407          2.9                 562,168        2.2
Retail Trade                                            12,751,401          2.8                 784,426        3.0
Arts, Entertainment & Recreation                        10,510,745          2.3                 791,534        3.1
Transportation                                           9,806,177          2.2                 728,660        2.8
Public Administration                                    8,874,718          1.9                 312,030        1.2
Other Services (except Public Administration)            8,505,491          1.8                 643,701        2.5
Advertising/Related Services                             7,573,900          1.7                 372,430        1.4
Data Processing Services                                 7,031,427          1.5                 318,119        1.2
Management of Companies & Finance                        6,462,814          1.4                 366,311        1.4
Architectural/Engineering                                6,439,680          1.4                 385,446        1.5
Scientific Research/Development                          6,421,898          1.4                 375,569        1.4
Management/Scientific                                    5,727,197          1.3                 302,081        1.2
Real Estate & Rental & Leasing                           5,526,210          1.2                 312,373        1.2
Monetary Authorities - Central Banks                     4,617,017          1.0                 273,024        1.1
Construction                                             4,346,551          0.9                 258,203        1.0
Educational Services                                     4,288,213          0.9                 255,045        1.0
Utilities                                                3,987,263          0.9                 196,366        0.8
Admin & Support, Waste Mgt. & Remediation Svcs.          3,321,837          0.7                 239,425        0.9
Other                                                    8,637,107          1.9                 466,691        1.8
-----------------------------------------------------------------------------------------------------------------------------
Totals                                                 456,052,355        100.0              25,840,420      100.0
=============================================================================================================================

(1) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times
      12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex and industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

MARKET DIVERSIFICATION

The following table lists the Company's 25 largest markets (MSAs), based on annualized contractual base rent for the month of September 1999:

                                                   Annualized       Percentage of
                                                   Base Rental         Company              Total
                                                     Revenue       Annualized Base      Property Size     Percentage of
Market (MSA)                                       ($) (1) (2)   Rental Revenue (%)     Rentable Area   Rentable Area (%)
--------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                  78,314,803         17.2               4,530,091          16.5
New York, NY (Westchester-Rockland Counties)        70,380,162         15.3               4,355,070          15.9
Newark, NJ (Essex-Morris-Union Counties)            68,810,307         15.1               3,671,218          13.4
Jersey City, NJ                                     46,625,068         10.2               2,508,700           9.2
Philadelphia, PA-NJ                                 32,810,387          7.2               2,458,458           9.0
Washington, DC-MD-VA                                17,155,936          3.8                 616,549           2.2
Denver, CO                                          16,738,421          3.7               1,007,931           3.7
Dallas, TX                                          15,036,172          3.3                 959,463           3.5
Trenton, NJ (Mercer County)                         14,292,659          3.1                 742,915           2.7
Middlesex-Somerset-Hunterdon, NJ                    12,149,438          2.7                 659,041           2.4
San Antonio, TX                                     11,415,427          2.5                 940,302           3.4
San Francisco, CA                                    9,598,327          2.1                 450,891           1.6
Houston, TX                                          8,516,811          1.9                 700,008           2.5
Stamford-Norwalk, CT                                 8,492,240          1.9                 461,250           1.7
Monmouth-Ocean, NJ                                   6,675,456          1.5                 577,423           2.1
Nassau-Suffolk, NY                                   6,382,207          1.4                 261,849           1.0
Phoenix-Mesa, AZ                                     6,126,837          1.3                 536,268           2.0
Austin-San Marcos, TX                                5,432,957          1.2                 270,703           1.0
Boulder-Longmont, CO                                 3,502,029          0.8                 270,421           1.0
Omaha, NE-IA                                         3,018,071          0.7                 319,535           1.2
Bridgeport, CT                                       2,919,710          0.6                 145,487           0.5
Tampa-St. Peters, FL                                 2,667,732          0.6                 297,429           1.1
Colorado Springs, CO                                 2,624,878          0.6                 209,987           0.8
Dutchess County, NY                                  2,136,199          0.5                 118,727           0.4
Atlantic-Cape May, NJ                                1,509,816          0.3                  80,344           0.3
Other                                                2,720,305          0.5                 218,465           0.9
--------------------------------------------------------------------------------------------------------------------------
Totals                                             456,052,355        100.0              27,368,525         100.0
==========================================================================================================================

(1) Annualized base rental revenue is based on actual September 1999 billings times 12. For leases whose rent commences after September 30, 1999, annualized base rental revenue is based on the first month's billing times
      12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex and industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

                                PROPERTY LISTING

                                OFFICE PROPERTIES

                                                                                               PERCENTAGE OF
                                                           PERCENTAGE                           TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL         OFFICE/FLEX, AND      AVERAGE
                                              RENTABLE        AS OF            BASE             INDUSTRIAL/       BASE RENT
                                      YEAR      AREA        09/30/99           RENT           WAREHOUSE BASE     PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)           RENT (%)         ($) (3)
------------------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
----------
100 Decadon Drive ..................  1987    40,422          100.0             780                0.17             19.30
200 Decadon Drive ..................  1991    39,922           99.8             708                0.15             17.77
BERGEN COUNTY, NEW JERSEY
FAIR LAWN
---------
17-17 Route 208 North ..............  1987   143,000           94.5           3,327                0.71             24.62
FORT LEE
--------
One Bridge Plaza ...................  1981   200,000           95.2           4,765                1.02             25.03
2115 Linwood Ave (4) ...............  1981    68,000           39.2             110                0.02              4.13
LITTLE FERRY
------------
200 Riser Road .....................  1974   286,628          100.0           1,858                0.40              6.48
MONTVALE
--------
95 Chestnut Ridge Road .............  1975    47,700          100.0             565                0.12             11.84
135 Chestnut Ridge Road ............  1981    66,150          100.0           1,217                0.26             18.40
PARAMUS
-------
140 Ridgewood Avenue ...............  1981   239,680          100.0           5,090                1.09             21.24
15 East Midland Avenue .............  1988   259,823          100.0           6,748                1.45             25.97
461 From Road ......................  1988   253,554           99.8           6,011                1.29             23.75
650 From Road ......................  1978   348,510           97.6           7,464                1.60             21.94
61 South Paramus Avenue ............  1985   269,191           93.9           5,396                1.16             21.35
ROCHELLE PARK
-------------
120 Passaic Street .................  1972    52,000          100.0             575                0.12             11.06
365 West Passaic Street ............  1976   212,578           88.0           3,499                0.75             18.70
SADDLE RIVER
------------
1 Lake Street ......................1973/94  474,801          100.0           7,465                1.60             15.72
UPPER SADDLE RIVER
------------------
10 Mountainview Road ...............  1986   192,000           99.0           3,699                0.79             19.46
WOODCLIFF LAKE
--------------
400 Chestnut Ridge Road ............  1982    89,200          100.0           2,120                0.45             23.77
470 Chestnut Ridge Road ............  1987    52,500          100.0           1,192                0.26             22.70
530 Chestnut Ridge Road ............  1986    57,204          100.0           1,166                0.25             20.38
50 Tice Boulevard ..................  1984   235,000           99.8           4,657                1.00             19.86
300 Tice Boulevard .................  1991   230,000          100.0           5,012                1.08             21.79

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
----------
224 Strawbridge Drive ..............  1984    74,000           67.7             952                0.20             19.00
228 Strawbridge Drive ..............  1984    74,000          100.0           1,434                0.31             19.38

ESSEX COUNTY, NEW JERSEY
MILLBURN
--------
150 J.F. Kennedy Parkway ...........  1980   247,476           86.8           6,187                1.33             28.80
ROSELAND
--------
101 Eisenhower Parkway .............  1980   237,000           89.9           4,114                0.88             19.31
103 Eisenhower Parkway..............  1985   151,545           93.7           3,053                0.66             21.50

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
-----------
95 Christopher Columbus Drive ......  1989   621,900          100.0          12,864                2.76             20.68
Harborside Financial Center Plaza I   1983   400,000           98.8           3,287                0.71              8.32
Harborside Financial Center Plaza II  1990   761,200          100.0          17,838                3.83             23.43
Harborside Financial Center Plaza III 1990   725,600          100.0          17,004                3.65             23.43

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                               PERCENTAGE OF
                                                           PERCENTAGE                          TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL         OFFICE/FLEX, AND      AVERAGE
                                              RENTABLE        AS OF            BASE             INDUSTRIAL/       BASE RENT
                                      YEAR      AREA        09/30/99           RENT           WAREHOUSE BASE     PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)           RENT (%)         ($) (3)
------------------------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
PRINCETON
---------
5 Vaughn Drive .....................  1987    98,500          100.0           2,187                0.47             22.20
400 Alexander Road .................  1987    70,550          100.0           1,270                0.27             18.00
103 Carnegie Center ................  1984    96,000           96.0           2,073                0.44             22.49
100 Overlook Center ................  1988   149,600          100.0           3,801                0.82             25.41

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
--------------
377 Summerhill Road ................  1977    40,000          100.0             373                0.08              9.33
PLAINSBORO
----------
500 College Road East ..............  1984   158,235          100.0           3,393                0.73             21.44
SOUTH BRUNSWICK
---------------
3 Independence Way .................  1983   111,300           99.9           1,792                0.38             16.12
WOODBRIDGE
----------
581 Main Street ....................  1991   200,000          100.0           4,150                0.89             20.75

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
-------
3600 Route 66 ......................  1989   180,000          100.0           2,411                0.52             13.39
WALL TOWNSHIP
-------------
1305 Campus Parkway ................  1988    23,350           92.3             403                0.09             18.70
1350 Campus Parkway ................  1990    79,747           94.7           1,347                0.29             17.84

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
------------
325 Columbia Parkway ...............  1987   168,144          100.0           3,830                0.82             22.78
PARSIPPANY
----------
1 Sylvan Way .......................  1989   150,557          100.0           3,241                0.70             21.53
2 Dryden Way .......................  1990     6,216          100.0              67                0.01             10.78
2 Hilton Court .....................  1991   181,592          100.0           4,397                0.94             24.21
5 Sylvan Way .......................  1989   151,383           96.7           3,393                0.73             23.18
7 Campus Drive .....................  1982   154,395          100.0           2,548                0.55             16.50
7 Sylvan Way .......................  1987   145,983          100.0           2,920                0.63             20.00
8 Campus Drive .....................  1987   215,265           92.8           4,597                0.99             23.01
600 Parsippany Road ................  1978    96,000           94.0           1,568                0.34             17.38
MORRIS PLAINS
-------------
201 Littleton Road .................  1979    88,369          100.0           1,708                0.37             19.33
250 Johnson Road ...................  1977    75,000          100.0           1,090                0.23             14.53
MORRIS TOWNSHIP
---------------
340 Mt. Kemble Avenue ..............  1985   387,000          100.0           5,530                1.19             14.29
412 Mt. Kemble Avenue ..............  1986   475,100          100.0           6,902                1.48             14.53

PASSAIC COUNTY, NEW JERSEY
CLIFTON
-------
777 Passaic Avenue .................  1983    75,000           77.4           1,024                0.22             17.64
TOTOWA
------
999 Riverview Drive ................  1988    56,066           92.0             968                0.21             18.77
WAYNE
-----
201 Willowbrook Boulevard ..........  1970   178,329           99.0           2,446                0.52             13.85

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                               PERCENTAGE OF
                                                           PERCENTAGE                          TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL         OFFICE/FLEX, AND      AVERAGE
                                              RENTABLE        AS OF            BASE             INDUSTRIAL/       BASE RENT
                                      YEAR      AREA        09/30/99           RENT           WAREHOUSE BASE     PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)           RENT (%)         ($) (3)
------------------------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
-------------
222 Mt. Airy Road ..................  1986    49,000          100.0             613                0.13             12.51
233 Mt. Airy Road ..................  1987    66,000          100.0             762                0.16             11.55

BRIDGEWATER
-----------
721 Route 202/206 ..................  1989   192,741          100.0           4,011                0.86             20.81

UNION COUNTY, NEW JERSEY
CLARK
-----
100 Walnut Avenue ..................  1985   182,555          100.0           4,488                0.96             24.58
CRANFORD
--------
6 Commerce Drive ...................  1973    56,000           96.9           1,115                0.24             20.55
11 Commerce Drive (5) ..............  1981    90,000          100.0           1,102                0.24             12.24
12 Commerce Drive ..................  1967    72,260           88.1             607                0.13              9.53
20 Commerce Drive ..................  1990   176,600           92.7           3,375                0.72             20.62
65 Jackson Drive ...................  1984    82,778          100.0           1,645                0.35             19.87
NEW PROVIDENCE
--------------
890 Mountain Road                     1977    80,000          100.0           2,044                0.44             25.55
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                   12,010,199           97.6         229,348               49.21             19.57
------------------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
--------
300 South Lake Drive ...............  1987   118,727           99.8           2,062                0.44             17.40

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
---------------
111 East Shore Road ................  1980    55,575          100.0           1,518                0.33             27.31
600 Community Drive ................  1983   206,274          100.0           4,966                1.07             24.07

ROCKLAND COUNTY, NEW YORK
SUFFERN
-------
400 Rella Boulevard ................  1988   180,000           98.2           3,445                0.74             19.49

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
--------
100 Clearbrook Road (5) ............  1975    60,000           98.3             938                0.20             15.90
101 Executive Boulevard ............  1971    50,000           92.8             807                0.17             17.39
570 Taxter Road ....................  1972    75,000           86.2           1,382                0.30             21.38
HAWTHORNE
---------
1 Skyline Drive ....................  1980    20,400           99.0             269                0.06             13.32
2 Skyline Drive ....................  1987    30,000           98.9             437                0.09             14.73
17 Skyline Drive ...................  1989    85,000          100.0           1,233                0.26             14.51
30 Saw Mill River Road .............  1982   248,400          100.0           5,216                1.12             21.00
7 Skyline Drive ....................  1987   109,000          100.0           2,165                0.46             19.86
TARRYTOWN
---------
200 White Plains Road ..............  1982    89,000           92.3           1,813                0.39             22.07
220 White Plains Road ..............  1984    89,000           95.2           1,567                0.34             18.49
WHITE PLAINS
------------
1 Barker Avenue ....................  1975    68,000           99.0           1,519                0.33             22.56
3 Barker Avenue ....................  1983    65,300           97.5           1,382                0.30             21.71
1 Water Street .....................  1979    45,700           99.8             929                0.20             20.37
11 Martine Avenue ..................  1987   180,000          100.0           3,731                0.80             20.73
50 Main Street .....................  1985   309,000           98.3           7,560                1.62             24.89

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                               PERCENTAGE OF
                                                           PERCENTAGE                          TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL         OFFICE/FLEX, AND      AVERAGE
                                              RENTABLE        AS OF            BASE             INDUSTRIAL/       BASE RENT
                                      YEAR      AREA        09/30/99           RENT           WAREHOUSE BASE     PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)           RENT (%)         ($) (3)
------------------------------------------------------------------------------------------------------------------------------------
YONKERS
-------
1 Executive Boulevard ..............  1982   112,000          100.0           2,273                0.49             20.29
3 Executive Plaza                     1987    58,000          100.0             699                0.15             12.05
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                      2,254,376           98.3          45,911                9.86             20.71
------------------------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
------
1000 Westlakes Drive ...............  1989    60,696          100.0           1,372                0.29             22.60
1055 Westlakes Drive ...............  1990   118,487          100.0           2,298                0.49             19.39
1205 Westlakes Drive ...............  1988   130,265           99.8           2,802                0.60             21.55
1235 Westlakes Drive ...............  1986   134,902           96.6           2,869                0.62             22.02

DELAWARE COUNTY, PENNSYLVANIA
MEDIA
-----
1400 Providence Road - Center I ....  1986   100,000           87.9           1,909                0.41             21.72
1400 Providence Road - Center II ...  1990   160,000           98.2           3,160                0.68             20.11
LESTER
------
100 Stevens Drive ..................  1986    95,000           16.1           1,822                0.39            119.12
200 Stevens Drive ..................  1987   208,000           99.7           4,168                0.89             20.10
300 Stevens Drive ..................  1992    68,000           50.9           1,350                0.29             39.00

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
----------------
1000 Madison Avenue ................  1990   100,700           96.5           1,667                0.36             17.15
PLYMOUTH MEETING
----------------
Five Sentry Parkway East ...........  1984    91,600          100.0           1,497                0.32             16.34
Five Sentry Parkway West ...........  1984    38,400          100.0             640                0.14             16.67
1150 Plymouth Meeting Mall            1970   167,748           91.9           3,307                0.71             21.45
------------------------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                  1,473,798           89.8          28,861                6.19             21.81
------------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
---------
500 West Putnam ....................  1973   121,250           96.9           2,730                0.59             23.24
NORWALK
-------
40 Richards Avenue .................  1985   145,487           98.6           2,925                0.63             20.39
SHELTON
-------
1000 Bridgeport Avenue                1986   133,000          100.0           2,593                0.56             19.50
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                     399,737           98.6           8,248                1.78             20.94
------------------------------------------------------------------------------------------------------------------------------------

DISTRICT OF COLUMBIA
WASHINGTON
----------
1201 Connecticut Ave, NW (4) .......  1940   169,549           86.3           4,471                0.96             30.56
1400 L Street, NW ..................  1987   159,000           94.9           5,715                1.23             37.88
1709 New York Avenue, NW              1972   166,000           91.0           5,996                1.29             39.69
------------------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE            494,549           90.6          16,182                3.48             36.10
------------------------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
------
4200 Parliament Place                 1989   122,000           95.8           2,139                0.46             18.30
------------------------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                        122,000           95.8           2,139                0.46             18.30
------------------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                               PERCENTAGE OF
                                                           PERCENTAGE                          TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL         OFFICE/FLEX, AND      AVERAGE
                                              RENTABLE        AS OF            BASE             INDUSTRIAL/       BASE RENT
                                      YEAR      AREA        09/30/99           RENT           WAREHOUSE BASE     PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)           RENT (%)         ($) (3)
------------------------------------------------------------------------------------------------------------------------------------
BEXAR COUNTY, TEXAS
SAN ANTONIO
-----------
111 Soledad ........................  1918   248,153           85.7           2,296                0.49             10.80
1777 N.E. Loop 410 .................  1986   256,137           95.3           3,508                0.75             14.37
84 N.E. Loop 410 ...................  1971   187,312           88.3           2,480                0.53             14.99
200 Concord Plaza Drive ............  1986   248,700           97.7           4,533                0.97             18.66

COLLIN COUNTY, TEXAS
PLANO
-----
555 Republic Place .................  1986    97,889           96.1           1,368                0.29             14.54

DALLAS COUNTY,TEXAS
DALLAS
------
3030 LBJ Freeway (5) ...............  1984   367,018           93.7           6,059                1.30             17.62
3100 Monticello ....................  1984   173,837           97.2           2,790                0.60             16.51
8214 Westchester ...................  1983    95,509           92.6           1,359                0.29             15.37
IRVING
------
2300 Valley View ...................  1985   142,634           99.7           2,667                0.57             18.75
RICHARDSON
----------
1122 Alma Road .....................  1977    82,576          100.0             607                0.13              7.35

HARRIS COUNTY, TEXAS
HOUSTON
-------
10497 Town & Country Way ...........  1981   148,434           88.0           1,904                0.41             14.58
14511 Falling Creek ................  1982    70,999           93.1             656                0.14              9.92
1717 St. James Place ...............  1975   109,574           98.2           1,328                0.29             12.34
1770 St. James Place ...............  1973   103,689           98.4           1,340                0.29             13.13
5225 Katy Freeway ..................  1983   112,213           95.1           1,211                0.26             11.35
5300 Memorial ......................  1982   155,099          100.0           2,022                0.43             13.04

POTTER COUNTY, TEXAS
AMARILLO
--------
6900 IH - 40 West ..................  1986    71,771           79.9             528                0.11              9.21

TARRANT COUNTY, TEXAS
EULESS
------
150 West Parkway ...................  1984    74,429           95.9           1,061                0.23             14.86

TRAVIS COUNTY, TEXAS
AUSTIN
------
1250 Capital of Texas Hwy. South      1985   270,703           98.9           5,513                1.18             20.59
------------------------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                         3,016,676           94.5          43,230                9.26             15.17
------------------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA
GLENDALE
--------
5551 West Talavi Boulevard .........  1991   181,596          100.0           1,736                0.37              9.56
PHOENIX
-------
19640 North 31st Street ............  1990   124,171          100.0           1,575                0.34             12.68
20002 North 19th Avenue ............  1986   119,301          100.0             661                0.14              5.54
SCOTTSDALE
----------
9060 E. Via Linda Boulevard           1984   111,200          100.0           2,402                0.52             21.60
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                         536,268          100.0           6,374                1.37             11.89
------------------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                               PERCENTAGE OF
                                                           PERCENTAGE                          TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL         OFFICE/FLEX, AND      AVERAGE
                                              RENTABLE        AS OF            BASE             INDUSTRIAL/       BASE RENT
                                      YEAR      AREA        09/30/99           RENT           WAREHOUSE BASE     PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)           RENT (%)         ($) (3)
------------------------------------------------------------------------------------------------------------------------------------
SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
-------------
760 Market Street ..................  1908   267,446           90.0           6,963                1.49             28.93
795 Folsom Street (4)                 1977   183,445           86.2           2,094                0.45             13.24
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                      450,891           88.5           9,057                1.94             22.71
------------------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
------
750 South Richfield Street .........  1997   108,240          100.0           2,911                0.62             26.89
DENVER
------
400 South Colorado Boulevard .......  1983   125,415          100.0           1,840                0.39             14.67
ENGLEWOOD
---------
5350 South Roslyn Street (5) .......  1982    63,754           98.3           1,058                0.23             16.88
9359 East Nichols Avenue ...........  1997    72,610          100.0             903                0.19             12.44

BOULDER COUNTY, COLORADO
BROOMFIELD
----------
105 South Technology Court .........  1997    37,574          100.0             526                0.11             14.00
303 South Technology Court-A .......  1997    34,454          100.0             384                0.08             11.15
303 South Technology Court-B .......  1997    40,416          100.0             451                0.10             11.16
LOUISVILLE
----------
1172 Century Drive .................  1996    49,566          100.0             613                0.13             12.37
248 Centennial Parkway .............  1996    39,266          100.0             486                0.10             12.38
285 Century Place ..................  1997    69,145          100.0           1,094                0.23             15.82

DENVER COUNTY, COLORADO
DENVER
------
3600 South Yosemite ................  1974   133,743          100.0           1,287                0.28              9.62

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
---------
384 Inverness Drive South ..........  1985    51,523          100.0             826                0.18             16.03
400 Inverness Drive ................  1997   111,608           99.9           2,688                0.58             24.11
5975 South Quebec Street ...........  1996   102,877           99.8           2,306                0.49             22.46
67 Inverness Drive East ............  1996    54,280          100.0             639                0.14             11.77
PARKER
------
9777 Pyramid Court .................  1995   120,281          100.0           1,323                0.28             11.00

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
----------------
1975 Research Parkway ..............  1997   115,250          100.0           1,606                0.34             13.93
2375 Telstar Drive (4) .............  1998    47,369           57.1             461                0.10             17.04
8415 Explorer (4) ..................  1998    47,368          100.0             459                0.10              9.69

JEFFERSON COUNTY, COLORADO
LAKEWOOD
--------
141 Union Boulevard                   1985    63,600           97.0             993                0.21             16.10
------------------------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                      1,488,339           98.4          22,854                4.88             15.60
------------------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                               PERCENTAGE OF
                                                           PERCENTAGE                          TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL         OFFICE/FLEX, AND      AVERAGE
                                              RENTABLE        AS OF            BASE             INDUSTRIAL/       BASE RENT
                                      YEAR      AREA        09/30/99           RENT           WAREHOUSE BASE     PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)           RENT (%)         ($) (3)
------------------------------------------------------------------------------------------------------------------------------------
HILLSBOROUGH COUNTY, FLORIDA
TAMPA
-----
501 Kennedy Boulevard                 1982   297,429           91.3           3,423                0.73             12.61
------------------------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                         297,429           91.3           3,423                0.73             12.61
------------------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
WEST DES MOINES
---------------
2600 Westown Parkway                  1988    72,265           97.5           1,133                0.24             16.08
------------------------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                             72,265           97.5           1,133                0.24             16.08
------------------------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
OMAHA
-----
210 South 16th Street                 1894   319,535           96.5           3,253                0.70             10.55
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                        319,535           96.5           3,253                0.70             10.55
------------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE PROPERTIES                   22,936,062           96.4         420,013               90.10             18.99
====================================================================================================================================

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES

                                                                                              PERCENTAGE OF
                                                           PERCENTAGE                         TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL         OFFICE/FLEX, AND      AVERAGE
                                              RENTABLE        AS OF            BASE             INDUSTRIAL/       BASE RENT
                                      YEAR      AREA        09/30/99           RENT           WAREHOUSE BASE     PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)           RENT (%)         ($) (3)
------------------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
----------
3 Terri Lane .......................  1991    64,500           77.7             450                0.10              8.98
5 Terri Lane .......................  1992    74,555          100.0             550                0.12              7.38
MOORESTOWN
----------
1 Executive Drive ..................  1989    20,570           43.0              74                0.02              8.37
101 Commerce Drive .................  1988    64,700          100.0             336                0.07              5.19
101 Executive Drive ................  1990    29,355           45.8             172                0.04             12.79
102 Executive Drive ................  1990    64,000          100.0             370                0.08              5.78
1256 North Church ..................  1984    63,495           49.9             380                0.08             11.99
1507 Lancer Drive ..................  1995    32,700          100.0              83                0.02              2.54
1510 Lancer Drive ..................  1998    88,000          100.0             370                0.08              4.20
201 Commerce Drive .................  1986    38,400          100.0             194                0.04              5.05
225 Executive Drive ................  1990    50,600          100.0             289                0.06              5.71
30 Twosome Drive ...................  1997    39,675          100.0             223                0.05              5.62
40 Twosome Drive ...................  1996    40,265          100.0             263                0.06              6.53
50 Twosome Drive ...................  1997    34,075          100.0             269                0.06              7.89
840 North Lenola ...................  1995    38,300          100.0             271                0.06              7.08
844 North Lenola ...................  1995    28,670          100.0             213                0.05              7.43
97 Foster Road .....................  1982    43,200          100.0             186                0.04              4.31
WEST DEPTFORD
-------------
1451 Metropolitan Drive ............  1996    21,600          100.0             148                0.03              6.85

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
-----------------
100 Horizon Drive ..................  1989    13,275            0.0             107                0.02              N/A
200 Horizon Drive ..................  1991    45,770           85.3             445                0.10             11.40
300 Horizon Drive ..................  1989    69,780          100.0             912                0.20             13.07
500 Horizon Drive ..................  1990    41,205           81.9             404                0.09             11.97

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
-------------
1320 Wykoff Avenue .................  1986    20,336            0.0              56                0.01              N/A
1324 Wykoff Avenue .................  1987    21,168           75.0             227                0.05             14.30
1325 Campus Parkway ................  1988    35,000           92.9             335                0.07             10.30
1340 Campus Parkway ................  1992    72,502           94.6             774                0.17             11.28
1345 Campus Parkway ................  1995    76,300          100.0             702                0.15              9.20
1433 Highway 34 ....................  1985    69,020           65.3             458                0.10             10.16

PASSAIC COUNTY, NEW JERSEY
TOTOWA
------
1 Center Court (4) .................  1999    38,961          100.0             149                0.03              3.82
2 Center Court .....................  1998    30,600           99.3             348                0.07             11.45
11 Commerce Way ....................  1989    47,025          100.0             352                0.08              7.49
20 Commerce Way ....................  1992    42,540           85.9             371                0.08             10.15
29 Commerce Way ....................  1990    48,930          100.0             470                0.10              9.61
40 Commerce Way ....................  1987    50,576          100.0             544                0.12             10.76
45 Commerce Way ....................  1992    51,207          100.0             470                0.10              9.18
60 Commerce Way ....................  1988    50,333           56.9             346                0.07             12.08
80 Commerce Way ....................  1996    22,500           89.1             274                0.06             13.67
100 Commerce Way ...................  1996    24,600          100.0             300                0.06             12.20
120 Commerce Way ...................  1994     9,024          100.0              89                0.02              9.86
140 Commerce Way                      1994    26,881           99.5             264                0.06              9.87
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX               1,744,193           89.2          13,238                2.87              8.51
------------------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                              PERCENTAGE OF
                                                           PERCENTAGE                         TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL         OFFICE/FLEX, AND      AVERAGE
                                              RENTABLE        AS OF            BASE             INDUSTRIAL/       BASE RENT
                                      YEAR      AREA        09/30/99           RENT           WAREHOUSE BASE     PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)           RENT (%)         ($) (3)
------------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
--------
1 Westchester Plaza ................  1967    25,000          100.0             292                0.06             11.68
2 Westchester Plaza ................  1968    25,000          100.0             448                0.10             17.92
3 Westchester Plaza ................  1969    93,500          100.0           1,116                0.24             11.94
4 Westchester Plaza ................  1969    44,700           99.8             598                0.13             13.40
5 Westchester Plaza ................  1969    20,000           76.3             276                0.06             18.09
6 Westchester Plaza ................  1968    20,000          100.0             238                0.05             11.90
7 Westchester Plaza ................  1972    46,200          100.0             634                0.14             13.72
8 Westchester Plaza ................  1971    67,200          100.0             921                0.20             13.71
11 Clearbrook Road .................  1974    31,800          100.0             326                0.07             10.25
75 Clearbrook Road .................  1990    32,720          100.0             816                0.18             24.94
150 Clearbrook Road ................  1975    74,900          100.0           1,040                0.22             13.89
175 Clearbrook Road ................  1973    98,900           98.5           1,202                0.26             12.34
200 Clearbrook Road ................  1974    94,000           99.8           1,018                0.22             10.85
250 Clearbrook Road ................  1973   155,000           94.5           1,141                0.24              7.79
50 Executive Boulevard .............  1969    45,200           97.2             388                0.08              8.83
77 Executive Boulevard .............  1977    13,000          100.0             180                0.04             13.85
85 Executive Boulevard .............  1968    31,000           83.3             322                0.07             12.47
300 Executive Boulevard ............  1970    60,000           99.7             575                0.12              9.61
350 Executive Boulevard ............  1970    15,400           98.8             243                0.05             15.97
399 Executive Boulevard ............  1962    80,000          100.0             892                0.19             11.15
400 Executive Boulevard ............  1970    42,200          100.0             614                0.13             14.55
500 Executive Boulevard ............  1970    41,600          100.0             546                0.12             13.13
525 Executive Boulevard ............  1972    61,700          100.0             846                0.18             13.71
HAWTHORNE
---------
4 Skyline Drive ....................  1987    80,600          100.0           1,195                0.26             14.83
8 Skyline Drive ....................  1985    50,000           98.9             646                0.14             13.06
10 Skyline Drive ...................  1985    20,000          100.0             281                0.06             14.05
11 Skyline Drive ...................  1989    45,000          100.0             676                0.15             15.02
12 Skyline Drive (4) ...............  1999    46,850          100.0             228                0.05              4.87
15 Skyline Drive ...................  1989    55,000          100.0             915                0.20             16.64
200 Saw Mill River Road ............  1965    51,100          100.0             628                0.13             12.29
YONKERS
-------
1 Odell Plaza ......................  1980   106,000          100.0           1,227                0.26             11.58
5 Odell Plaza ......................  1983    38,400           99.6             489                0.10             12.79
7 Odell Plaza ......................  1984    42,600           99.6             650                0.14             15.32
4 Executive Plaza ..................  1986    80,000           99.9           1,029                0.22             12.88
6 Executive Plaza ..................  1987    80,000           90.4             989                0.21             13.68
100 Corporate Boulevard ............  1987    78,000           89.5           1,011                0.22             14.48
200 Corporate Boulevard South         1990    84,000           99.8           1,357                0.29             16.19
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                 2,076,570           98.1          25,993                5.58             12.76
------------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
--------
419 West Avenue ....................  1986    88,000           97.5           1,516                0.33             17.67
500 West Avenue ....................  1988    25,000           82.3             338                0.07             16.43
550 West Avenue ....................  1990    54,000          100.0             778                0.17             14.41
650 West Avenue (4)                   1998    40,000          100.0             559                0.12             13.98
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX                207,000           96.8           3,191                0.69             15.93
------------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES               4,027,763           94.2          42,422                9.14             11.18
====================================================================================================================================

                                PROPERTY LISTING

                       THE INDUSTRIAL/WAREHOUSE PROPERTIES

                                                                                              PERCENTAGE OF
                                                           PERCENTAGE                         TOTAL OFFICE,
                                                 NET         LEASED           ANNUAL         OFFICE/FLEX, AND      AVERAGE
                                              RENTABLE        AS OF            BASE             INDUSTRIAL/       BASE RENT
                                      YEAR      AREA        09/30/99           RENT           WAREHOUSE BASE     PER SQ. FT.
PROPERTY LOCATION                    BUILT    (SQ. FT.)      (%) (1)       ($000'S) (2)          RENT (%)          ($) (3)
------------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
--------
1 Warehouse Lane ...................  1957     6,600          100.0              57                0.01              8.64
2 Warehouse Lane ...................  1957    10,900          100.0             122                0.03             11.19
3 Warehouse Lane ...................  1957    77,200          100.0             290                0.06              3.76
4 Warehouse Lane ...................  1957   195,500           97.4           1,871                0.40              9.83
5 Warehouse Lane ...................  1957    75,100           97.1             681                0.15              9.34
6 Warehouse Lane                      1982    22,100          100.0             506                0.11             22.90
------------------------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE
   PROPERTIES                                387,400           98.1           3,527                0.76              9.28
------------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX, AND
INDUSTRIAL/WAREHOUSE PROPERTIES.....      27,351,225           96.1         465,962              100.00             17.72
====================================================================================================================================

(1)   Based on all leases in effect as of September 30, 1999.
(2) Total base rent for the 12 months ended September 30, 1999, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For those properties acquired or placed in service during the 12 months ended September 30, 1999, amounts are annualized, as per Note 4.
(3) Base rent for the 12 months ended September 30, 1999 divided by net rentable square feet leased at September 30, 1999. For those properties acquired or placed in service during the 12 months ended September 30, 1999, amounts are annualized, as per Note 4.
(4) As this property was acquired or placed in service during the 12 months ended September 30, 1999, the amounts represented for base rent are annualized. These annualized amounts may not be indicative of the property's results had the Company owned or placed such property in service for the entire 12 months ended September 30, 1999.
(5)   Excludes office space leased by the Company.

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

Funds from operations for the three and nine month periods ended September 30, 1999 and 1998, as calculated in accordance with NAREIT's definition as published in March 1995, after adjustment for straight-lining of rents, are summarized in the following table (IN THOUSANDS):

                                                               Three Months                     Nine Months
                                                            Ended September 30,             Ended September 30,
                                                           1999            1998            1999           1998
----------------------------------------------------------------------------------------------------------------------
     Income before non-recurring charges,
         distributions to preferred unitholders,
         minority interest and extraordinary item      $   40,941      $   39,087     $   123,533    $   111,107
     Add: Real estate-related depreciation and
         amortization (1)                                  23,419          21,520          69,139         56,850
     Deduct: Rental income adjustment for
         straight-lining of rents (1)                      (3,076)         (3,355)        (10,454)        (9,700)
----------------------------------------------------------------------------------------------------------------------
     Funds from operations, after adjustment
         for straight-lining of rents, before
         distributions to preferred unitholders        $   61,284      $   57,252     $   182,218    $   158,257
     Deduct: Distributions to preferred unitholders        (3,869)         (4,194)        (11,607)       (12,090)
----------------------------------------------------------------------------------------------------------------------
     Funds from operations, after adjustment for
         straight-lining of rents, after distributions
         to preferred unitholders                      $   57,415      $   53,058     $   170,611    $   146,167
======================================================================================================================
     Cash flows provided by operating activities                                      $   162,372    $   151,792
     Cash flows used in investing activities                                          $  (170,974)   $  (718,254)
     Cash flows provided by financing activities                                      $     3,861    $   570,612
----------------------------------------------------------------------------------------------------------------------
     Basic weighted average shares/units
         outstanding (2)                                   66,893          65,577          67,025         62,580
----------------------------------------------------------------------------------------------------------------------
     Diluted weighted average shares/units
         outstanding (2)                                   73,731          73,044          73,936         69,983
----------------------------------------------------------------------------------------------------------------------

(1) Includes FFO adjustments related to the Company's investments in unconsolidated joint ventures.
(2) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:

                                                             Three Months                     Nine Months
                                                          Ended September 30,              Ended September 30,
                                                          1999           1998              1999           1998
----------------------------------------------------------------------------------------------------------------------
Basic weighted average shares:                            58,679          57,720           58,452         55,391
Add: Weighted average common units                         8,214           7,857            8,573          7,189
----------------------------------------------------------------------------------------------------------------------
Basic weighted average shares/units:                      66,893          65,577           67,025         62,580
Add: Weighted average preferred units                      6,618           7,160            6,642          6,890
       (after conversion to common units)
Stock options                                                220             307              269            455
Stock Warrants                                                --              --               --             58
----------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares/units:                    73,731          73,044           73,936         69,983
======================================================================================================================

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

TENANT COMPLIANCE
We believe that the completion of the Project as scheduled will minimize Year 2000 related issues in our internal operations. However, we may still be adversely impacted by Year 2000 related issues as a result of problems outside our control, such as the inability of tenants to pay rent when due. In order to gauge such risk, we sent questionnaires to each of our then existing tenants in August 1998 to assess their Year 2000 compliance status. The responses to these questionnaires have been received, reviewed and evaluated. Based on the responses received, we do not anticipate any material adverse impact on the orderly payment of monthly rent. Therefore, while there can be no assurance that Year 2000 problems of tenants will not have a material adverse effect on our operating results or financial condition, the information available to us indicates such an occurrence is not likely.

PROPERTY COMPLIANCE
Our property managers have completed Phase I of the Project, a building by building survey of all of our properties to determine whether building support systems such as heat, power, light, security, garages and elevators will be affected by the advent of the Year 2000. Most of such systems either are already Year 2000 compliant or contain no computerized parts. Our property managers have completed Phase II of the Project, the development and implementation of action plans to modify, upgrade or replace non-compliant building systems. We have successfully completed the implementation of these action plans and replaced or upgraded identified non-compliant building systems. Our property managers have also completed Phase III of the Project, the testing of these installed building systems to assure Year 2000 Compliance. Our testing results have confirmed the compliance of these installed building systems.

We have communicated with vendors of building systems or other services to our buildings regarding their Year 2000 compliance. In many instances, we will rely on the written representations from these vendors regarding the Year 2000 compliance of their product or service. We are also relying on assurances requested from utility providers of their Year 2000 compliance and their continued ability to provide uninterrupted service to our buildings. Substantially all of the cost necessary to modify, upgrade and/or replace identified building support systems for Year 2000 compliance have been incurred and were not material.

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

CONTINGENCY PLANS
We have developed contingency plans to address the Year 2000 non-compliance of
(i) critical building support systems and (ii) our accounting system.

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

RISKS
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and tenants, we are unable to predict whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. However, our completion of the Project has significantly reduced our level of uncertainty about the Year 2000 problem. We believe that we have taken prudent measures to address possible Year 2000 failures and minimized the possibility of significant interruptions to normal operations.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.2 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 1999 ranged from LIBOR plus 65 basis points to LIBOR plus 90 basis points.

SEPTEMBER 30, 1999

LONG-TERM DEBT,                                                                                                 FAIR
INCLUDING CURRENT PORTION    1999       2000       2001       2002        2003     THEREAFTER      TOTAL        VALUE
-------------------------    ----       ----       ----       ----        ----     ----------      -----        -----
Fixed Rate...............   $   490   $8,227    $  7,222    $11,015     $195,773   $1,025,342    $1,248,069   $1,204,128
Average Interest Rate....     7.61%    6.67%       7.19%      7.02%        7.28%        7.27%         7.29%

Variable Rate............    $8,000             $249,956                           $   72,204    $  330,160   $  330,160

                          MACK-CALI REALTY CORPORATION


                          PART II -- OTHER INFORMATION


      Item 1.   LEGAL PROCEEDINGS

                Reference is made to "Other" in Note 12 (Commitments and Contingencies) to the Consolidated Financial Statements, which is specifically incorporated by reference herein.

      Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                Reference is made to the tenth and eleventh paragraphs under "Common Units" in Note 10 (Minority Interest) to the Consolidated Financial Statements, which are specifically incorporated by reference herein.

      Item 3.   DEFAULTS UPON SENIOR SECURITIES

                Not Applicable.

      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not Applicable.

      Item 5.   OTHER INFORMATION

                Effective as of the close of business on November 21, 1999, ChaseMellon Shareholder Services LLC will be terminated and replaced by EquiServe Trust Company, N.A., as the Company's transfer agent, registrar, and paying agent.

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

       EXHIBIT NUMBER   EXHIBIT TITLE
       --------------   -------------

            4.4 Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit
                        4.4 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.1 Amended and Restated Employment Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.2 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.3 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.3 Amended and Restated Employment Agreement dated as of July 1, 1999 between John R. Cali and Mack-Cali Realty Corporation (filed as Exhibit 10.4 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.4 Amended and Restated Employment Agreement dated as of July 1, 1999 between Brant Cali and Mack-Cali Realty Corporation (filed as Exhibit 10.5 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.5 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.6 Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.7 Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.8 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.8 Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.9 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.9 Restricted Share Award Agreement dated as of July 1, 1999 between John R. Cali and Mack-Cali Realty Corporation (filed as Exhibit 10.10 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.10 Restricted Share Award Agreement dated as of July 1, 1999 between Brant Cali and Mack-Cali Realty Corporation (filed as Exhibit 10.11 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.11 Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.12 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

       EXHIBIT NUMBER   EXHIBIT TITLE
       --------------   -------------

            10.12 Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.13 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

            10.13 Credit Agreement, dated as of December 10, 1997, by and among Cali Realty, L.P. and the other signatories thereto (filed as Exhibit 10.122 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).

            10.14 Amendment No. 1 to Revolving Credit Agreement dated July 20, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as
                        Exhibit 10.5 to the Company's Form 10-K dated December 31, 1998 and incorporated herein by reference).

            10.15 Amendment No. 2 to Revolving Credit Agreement dated December 30, 1998, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto (filed as
                        Exhibit 10.6 to the Company's Form 10-K dated December 31, 1998 and incorporated herein by reference).

            10.16 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit
                        10.98 to the Company's Form 8-K dated September 19, 1997 and incorporated herein by reference).

            10.17 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).

            27          Financial Data Schedule

(b)         Reports on Form 8-K.

            During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K dated July 6, 1999.

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


                                           MACK-CALI REALTY CORPORATION
                                           (Registrant)


Date: November 4, 1999                    /s/ MITCHELL E. HERSH
                                           -------------------------------------
                                           Mitchell E. Hersh
                                           Chief Executive Officer


Date: November 4, 1999                    /s/ BARRY LEFKOWITZ
                                           -------------------------------------
                                           Barry Lefkowitz
                                           Executive Vice President &
                                           Chief Financial Officer