Form 10-K405
period 1999-12-31
MACK CALI REALTY CORP
filed 2000-02-24
CIK 924901

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER: 1-13274

                          MACK-CALI REALTY CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

         MARYLAND                                         22-3305147
-------------------------------                        -----------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

11 COMMERCE DRIVE, CRANFORD, NEW JERSEY                    07016-3599
---------------------------------------                    ----------
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

Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    As of February 18, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,393,729,891. The aggregate market value was computed with references to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

    As of February 18, 2000, 58,467,635 shares of common stock, $0.01 par value, of the Company ("Common Stock") were outstanding.

    LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 61.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual meeting of shareholders to be held on May 16, 2000 are incorporated by reference in Part III of this Form 10-K

                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                                                          PAGE NO.
                                                                                                          --------
PART I

         Item 1     Business ........................................................................         3
         Item 2     Properties.......................................................................        15
         Item 3     Legal Proceedings................................................................        45
         Item 4     Submission of Matters to a Vote of Security Holders..............................        45


PART II

         Item 5     Market for Registrant's Common Stock and Related Stockholder Matters.............        46
         Item 6     Selected Financial Data..........................................................        48
         Item 7     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations...................................................        49
         Item 7a    Quantitative and Qualitative Disclosures About Market Risk.......................        60
         Item 8     Financial Statements and Supplementary Data......................................        61
         Item 9     Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure....................................................        61


PART III

         Item 10    Directors and Executive Officers of the Registrant...............................        61
         Item 11    Executive Compensation...........................................................        61
         Item 12    Security Ownership of Certain Beneficial Owners and Management...................        61
         Item 13    Certain Relationships and Related Transactions...................................        61


PART IV

         Item 14    Exhibits, Financial Statements, Schedules and Reports on Form 8-K................        61

                                     PART I

ITEM 1.         BUSINESS

GENERAL

Mack-Cali Realty Corporation (together with its subsidiaries, the "Company") is a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") that owns and operates a portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast, as well as commercial real estate leasing, management, acquisition, development and construction businesses. As of December 31, 1999, the Company owned or had interests in 259 properties, aggregating approximately 28.6 million square feet, plus developable land (collectively, the "Properties"). The Properties are comprised of: (a) 253 wholly-owned or Company-controlled properties consisting of 155 office buildings and 85 office/flex buildings totaling approximately 27.0 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases (collectively, the "Consolidated Properties"); and (b) five office buildings and one office/flex building aggregating 1.2 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests (see "Investments in Unconsolidated Joint Ventures"). Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 1999, the office, office/flex and industrial/warehouse properties, included in the Consolidated Properties, were approximately 96.5 percent leased to over 2,400 tenants. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

The Company's strategy has been to focus its acquisition, operation and development of office properties in markets and sub-markets where it is, or can become, a significant and preferred owner and operator. The Company believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Company believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. The Company will continue this strategy by expanding, through acquisitions or development, in markets and sub-markets where it has, or can achieve, similar status. Consistent with its growth strategy, during 1999, the Company, directly or through joint ventures in which it has ownership interests, acquired or placed in service 11 office and office/flex properties, aggregating approximately 806,142 square feet, for an aggregate cost to the Company of approximately $105.6 million. Management believes that the recent trend towards increasing rental and occupancy rates in the Company's sub-markets continues to present significant opportunities for internal growth. The Company, directly or through joint ventures, is underway with the construction of 11 office and office/flex buildings. The Company may also develop additional properties in such sub-markets, particularly with a view towards development of the Company's vacant land holdings, which principally are located adjacent to the Company's existing properties. Management believes that its extensive market knowledge provides the Company with a significant competitive advantage which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See "Business Strategies -- Growth".

The principals of Cali Associates, the entity to whose business the Company succeeded in 1994, have been involved in the development, leasing, management, operation and disposition of commercial and residential properties in Northern and Central New Jersey for over 50 years and have been primarily focusing on office building development for the past 20 years. In January 1997, the Company acquired 65 Class A properties located in Westchester County, New York and Fairfield County, Connecticut, aggregating approximately 4.1 million square feet from the Robert Martin Company, LLC and affiliates for a total cost of approximately $450.0 million ("RM Transaction"). In December 1997, the Company acquired 54 Class A office properties, primarily in New Jersey and Texas, aggregating approximately 9.2 million square feet, from The Mack Company and Patriot American Office Group for a total cost of approximately $1.1 billion ("Mack Transaction"). Upon the completion of the Mack Transaction, the Company changed its name from Cali Realty Corporation to Mack-Cali Realty Corporation.

The Company's executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 10 years. The Company and its predecessors have extensive development experience, having developed 12.5 million square feet or 43.7 percent of the Company's portfolio.

As of December 31, 1999, executive officers and directors of the Company owned approximately 10.8 percent of the Company's outstanding shares of Common Stock (including Units redeemable or convertible into shares of Common Stock). As used herein, the term "Units" refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership, ("Operating Partnership") through which the Company conducts its real estate activities.

The Company performs substantially all construction, development, leasing, management and tenant improvements on an "in-house" basis and is self-administered and self-managed. The Company was incorporated on May 24, 1994. The Company's executive offices are located at 11 Commerce Drive, Cranford, New Jersey 07016, and its telephone number is (908) 272-8000.

The Company has an internet website at "www.mack-cali.com".

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

COMMUNICATION WITH TENANTS: The Company emphasizes frequent communication with tenants to ensure first-class service to the Properties. Property managers generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained. Property management's primary responsibility is to ensure that buildings are operated at peak efficiency in order to meet both the Company's and tenants' needs and expectations. The property managers additionally budget and oversee capital improvements and building system upgrades to enhance the Properties' competitive advantages in their markets.

Additionally, the Company's in-house leasing representatives develop and maintain long-term relationships with the Company's diverse tenant base and coordinate leasing, expansion, relocation and build-to-suit opportunities within the Company's portfolio. This approach allows the Company to offer office space in the appropriate size and location to current or prospective tenants in any of its sub-markets.

GROWTH

The Company's objectives are to maximize growth in funds from operations and to enhance the value of its portfolio through effective management, acquisition and development strategies, as follows:

INTERNAL GROWTH: The Company seeks to maximize the value of its existing portfolio through implementing operating strategies to produce increased effective rental and occupancy rates and decreased concession and tenant installation costs. The Company believes that it has a unique opportunity for internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including AT&T Corporation, Arthur Anderson and IBM Corporation. In addition, the Company's management seeks volume discounts to take advantage of the Company's size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction functions. The Company believes that these factors combined should allow the Company internal growth over the next several years.

ACQUISITIONS: The Company also believes that growth opportunities exist through acquiring operating or redevelopment properties with attractive returns in sub-markets where, based on its expertise in leasing, managing and operating properties, it is or can become, a significant and preferred owner and operator. The Company will acquire, invest in or redevelop additional properties that: (i) provide attractive initial yields with significant potential for growth in cash flow from operations; (ii) are well-located, of high quality and competitive in their respective sub-markets; (iii) are located in its existing sub-markets or in sub-markets in which the Company can become a significant and preferred owner or operator; and (iv) have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that will result in increased occupancy and rental revenues.

DEVELOPMENT: The Company owns 368 acres of land held for development on which it can build up to approximately 10.4 million square feet of office and other space. The Company may selectively develop buildings where such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies. Such development will primarily occur only when leases have been executed prior to construction, in stable sub-markets where the demand for such space exceeds available supply, and where the Company is, or can become, a significant and preferred owner and operator.

FINANCIAL

The Company currently intends to maintain a ratio of debt-to-total market capitalization (total debt of the Company as a percentage of the total market value of issued and outstanding shares of Common Stock, including interests redeemable therefor, plus total debt) of approximately 50 percent or less. The Company has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Duff & Phelps Credit Rating Co. ("DCR") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and DCR have also assigned their BBB- rating to prospective preferred stock offerings of the Company. Moody's Investors Service has assigned its Baa3 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Company. Although there is no limit in the Company's organizational documents on the amount of indebtedness that the Company may incur or the requirement for maintenance of investment grade credit ratings, the Company has entered into certain financial agreements which contain covenants that limit the Company's ability to incur indebtedness under certain circumstances. The Company also intends to conduct its operations and resulting financial position in order to maintain its investment grade rated status. As of December 31, 1999, the Company's total debt constituted approximately 42.8 percent of the total market capitalization of the Company. The Company will utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property sales, short-term and long-term borrowings (including draws on the Company's revolving credit facilities), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 1999, the Company had over 400 employees.

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

INDUSTRY SEGMENTS

The Company operates in only one industry segment - real estate. The Company does not have any foreign operations and its business is not seasonal.

RECENT DEVELOPMENTS

The Company's funds from operations (after adjustment for straight-lining of rents) for the year ended December 31, 1999 was $244.2 million as compared to $216.9 million for the year ended December 31, 1998. As a result of the Company's improved operating performance, the Company announced, in September 1999, a 5.5 percent increase in its regular quarterly dividend, commencing with the Company's dividend with respect to the third quarter of 1999, from $0.55 per share of Common Stock ($2.20 per share of Common Stock on an annualized basis) to $0.58 per share of Common Stock ($2.32 per share of Common Stock on an annualized basis). The Company declared a cash dividend of $0.58 per share on December 17, 1999 to shareholders of record as of January 4, 2000. The dividend was paid on January 21, 2000. The Company has increased its regular quarterly dividend for six consecutive years for an increase of 43.6 percent over the period.

In 1999, the Company:

     - acquired six operating properties aggregating 402,886 square feet at a total cost of approximately $46.5 million,

     - placed in service five properties aggregating 403,256 square feet at a total cost of approximately $59.1 million,

     - acquired three developable land parcels at a total cost of approximately $20.3 million (with construction of office properties having been commenced on two of the acquired parcels), and

     - sold two office properties aggregating 189,851 square feet for an aggregate sales price of approximately $18.0 million.

The completion of these transactions had a net increase to the total square footage of the Company's portfolio of 2.3 percent.

The Company, together with seven other public and private real estate companies and venture capital firm Kleiner Perkins Caufield & Byers, formed BroadBand Office, Inc. to provide telecommunication and internet services primarily to office building users nationwide. As part of the agreement, the Company agreed to allow access for the provision of telecommunication and internet services to tenants at a portion of the Company's properties. The Company owns approximately 8 percent of BroadBand Office, Inc.

OPERATING PROPERTY ACQUISITIONS

The Company acquired the following operating properties during the year ended December 31, 1999:


------------------------------------------------------------------------------------------------------------------------
Acquisition                                                                            # of    Rentable   Investment by
  Date       Property/Portfolio Name           Location                               Bldgs.  Square Feet  Company (a)
------------------------------------------------------------------------------------------------------------------------
OFFICE
------

3/05/99      Pacifica Portfolio - Phase III (b)Colorado Springs, El Paso County, CO      2        94,737    $  5,709
7/21/99      1201 Connecticut Avenue, NW       Washington, D.C.                          1       169,549      32,799
------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                      3       264,286    $ 38,508
------------------------------------------------------------------------------------------------------------------------
OFFICE/FLEX
-----------

12/21/99     McGarvey Portfolio - Phase III (c)Moorestown, Burlington County, NJ         3       138,600    $  8,012
------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                  3       138,600    $  8,012
------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING PROPERTY ACQUISITIONS:                                                   6       402,886    $ 46,520
========================================================================================================================

PROPERTIES PLACED IN SERVICE

The Company placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:

------------------------------------------------------------------------------------------------------------------------
Date Placed                                                                            # of    Rentable   Investment by
  in Service Property Name                     Location                               Bldgs.  Square Feet  Company (a)
------------------------------------------------------------------------------------------------------------------------
OFFICE
------

8/09/99      2115 Linwood Avenue               Fort Lee, Bergen County, NJ               1        68,000    $  8,147
11/01/99     795 Folsom Street (d)             San Francisco, San Francisco County, CA   1       183,445      37,337
------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                               2       251,445    $ 45,484
------------------------------------------------------------------------------------------------------------------------
OFFICE/FLEX
-----------

3/01/99      One Center Court                  Totowa, Passaic County, NJ                1        38,961    $  2,140
9/17/99      12 Skyline Drive                  Hawthorne, Westchester County, NY         1        46,850       5,023
12/10/99     600 West Avenue (e)               Stamford, Fairfield County, CT            1        66,000       5,429
------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                          3       151,811    $ 12,592
------------------------------------------------------------------------------------------------------------------------
LAND LEASE
----------

2/01/99      Horizon Center Business Park (f)  Hamilton Township, Mercer County, NJ    N/A    27.7 acres    $  1,007
------------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                27.7 acres    $  1,007
------------------------------------------------------------------------------------------------------------------------
TOTAL PROPERTIES PLACED IN SERVICE:                                                      5       403,256    $ 59,083
========================================================================================================================

(a) Unless otherwise noted, transactions were funded by the Company with funds primarily made available through draws on the Company's credit facilities.

(b) William L. Mack, a director and equity holder of the Company, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.

(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.

(d) On June 1, 1999, the building was acquired for redevelopment for approximately $34.3 million.

(e) On May 4, 1999, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Company acquired the land for approximately $2.2 million.

(f) On February 1, 1999, the Company entered into a ground lease agreement to lease 27.7 acres of developable land located at the Company's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

LAND TRANSACTIONS

On February 26, 1999, the Company acquired approximately 2.3 acres of vacant land adjacent to one of the Company's operating properties located in San Antonio, Bexar County, Texas for approximately $1.5 million, which was made available from the Company's cash reserves.

On March 15, 1999, the Company entered into a joint venture with SJP 106 Allen Road to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The venture has commenced construction of a 130,000 square-foot office building on this site. The Company accounts for the joint venture on a consolidated basis.

On August 31, 1999, the Company acquired, from an entity whose principals include Brant Cali, Executive Vice President and Chief Operating Officer of the Company and a member of the Board of Directors of the Company, and certain immediate family members of John J. Cali, Chairman of the Board of Directors of the Company, approximately 28.1 acres of developable land adjacent to two of the Company's operating properties located in Roseland, Essex County, New Jersey for approximately $6.1 million. The acquisition was funded with cash and the issuance of 121,624 common units to the seller (see Note 11 to the Financial Statements). The Company has commenced construction of a 220,000 square-foot office building on the acquired land.

In August 1999, the Company entered into an agreement with SJP Properties Company ("SJP Properties") which provides for a cooperative effort in seeking approvals to construct up to approximately 1.8 million square feet of office development on certain vacant land owned or controlled, respectively, by the Company and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Subsequent to obtaining the requisite approvals, upon mutual consent, the Company and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement.

DISPOSITIONS

On November 15, 1999, the Company sold its 70,550 square-foot office building located at 400 Alexander Road in Princeton, Mercer County, New Jersey for net proceeds, after selling costs, of approximately $8.6 million.

On December 15, 1999, the Company sold its 119,301 square-foot office building located at 20002 North 19th Avenue in Phoenix, Maricopa County, Arizona for net proceeds, after selling costs, of approximately $8.8 million.

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The following is a summary of the Company's net investments in unconsolidated joint ventures as of December 31, 1999:

                                                                                                      COMPANY'S
                                                                                                   NET INVESTMENTS
                                                                                                   ---------------
                                                                                                   (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
Pru-Beta 3                                                                                              $ 17,072
HPMC                                                                                                      23,337
G&G Martco                                                                                                 8,352
American Financial Exchange L.L.C.                                                                        11,571
Ramland Realty Associates L.L.C.                                                                           2,697
Ashford Loop Associates L.P.                                                                               6,073
ARCap Investors, L.L.C.                                                                                   20,032
------------------------------------------------------------------------------------------------------------------
Total                                                                                                   $ 89,134
==================================================================================================================

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

HPMC (CONTINENTAL GRAND II/SUMMIT RIDGE/LAVA RIDGE): On April 23, 1998, the Company entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture named HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.) with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has constructed and placed in service a 237,360 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of three one-story buildings aggregating 133,750 square feet of office/flex space. HPMC Development Partners II, L.P.'s efforts have focused on three development projects, commonly referred to as Lava Ridge, Peninsula Gateway and Stadium Gateway. Lava Ridge is a 12.1 acre site located in Roseville, Placer County, California, acquired by the venture upon which it has commenced construction of three two-story buildings aggregating 183,200 square feet of office space. Peninsula Gateway is a parcel of land purchased from the City of Daly City, California, for future development into office space, a hotel and other retail establishments. Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, to be acquired by the venture to develop a six-story office building aggregating 261,554 square feet. Among other things, the partnership agreements provide for a preferred return on the Company's invested capital in each venture, in addition to 50 percent of such venture's profit above such preferred returns, as defined in each agreement.

G&G MARTCO (CONVENTION PLAZA): On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 11 to the Financial Statements), as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 11 to the Financial Statements). The Company performs management and leasing services for the property owned by the joint venture.

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

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD): On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management, leasing and other services for the property owned by the joint venture.

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

ARCAP INVESTORS, L.L.C.: On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20.0 million in the venture. William L. Mack, a director and equity holder of the Company, is a principal of the managing member of the venture.

NORTH PIER AT HARBORSIDE RESIDENTIAL DEVELOPMENT: On August 5, 1999, the Company entered into an agreement which, upon satisfaction of certain conditions, provides for the contribution of its North Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey to a joint venture with Lincoln Property Company Southwest, Inc., in exchange for cash and an equity interest in the venture. The venture intends to develop residential housing on the property.

SOUTH PIER AT HARBORSIDE HOTEL DEVELOPMENT: On November 17, 1999, the Company entered into an agreement with Hyatt Corporation to develop a 350-room hotel on the Company's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, subject to the satisfaction of certain conditions.

FINANCING ACTIVITY

During 1999, in conjunction with the funding of certain acquisitions as well as redemption of the remaining contingent units issued in the Mack Transaction, the Company issued a total of 397,107 common operating partnership units ("Common Units") with a total value of approximately $11.5 million at time of issuance.

During 1999, pursuant to a share repurchase program approved by the Board of Directors in August 1998, the Company purchased in the open market, for constructive retirement, 1,014,500 shares of its outstanding Common Stock for an aggregate cost of approximately $27.5 million. Concurrent with these purchases, the Company sold to the Operating Partnership 1,014,500 Common Units for approximately $27.5 million.

On March 16, 1999, the Operating Partnership issued $600.0 million, face amount, of senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593.5 million were used to pay down outstanding borrowings under the 1998 Unsecured Facility, as defined in Note 9 to the financial statements, and to pay off certain mortgage loans. The senior unsecured notes were issued at a discount of approximately $2.7 million, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

On August 2, 1999, the Operating Partnership issued an additional $185.3 million of senior unsecured notes with interest payable monthly. The Company used the proceeds to retire the TIAA Mortgage, as defined in Note 10 to the financial statements.

The Operating Partnership's total senior unsecured notes (collectively "Senior Unsecured Notes") are redeemable at any time at the option of the Company, subject to certain conditions including yield maintenance.

In November 1999, the Company received $2.2 million in settlement of a forward treasury rate lock agreement entered into in 1998, which is being amortized to interest expense over the three-year period.

RISK FACTORS

Our results from operations and ability to pay dividends on our equity and debt service on our indebtedness may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as "we" or "our" in the following risk factors and in "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Disruption in Operations Due to Year 2000 Problems."

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

As of December 31, 1999, we had total outstanding indebtedness of $1.5 billion comprised of $782.8 million of senior unsecured notes, outstanding borrowings of $177.0 million under our unsecured $1.0 billion revolving credit facility and approximately $530.4 million of mortgage indebtedness. We may have to refinance the principal due on our indebtedness at maturity, and we may not be able to refinance any indebtedness we incur in the future.

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

RISING INTEREST RATES MAY ADVERSELY AFFECT OUR CASH FLOW: Outstanding borrowings of approximately $177.0 million (as of December 31, 1999) under our revolving credit facilities and approximately $72.2 million (as of December 31, 1999) of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors or cause us to default under certain debt covenants.

OUR DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR CASH FLOW: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facilities), as well as out of undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing. Our Board of Directors has a general policy of limiting the ratio of our indebtedness to total market capitalization (total debt as a percentage of the total market value of the issued and outstanding shares of our Common Stock, including interests redeemable therefor, plus total debt) to 50 percent or less, although there is no limit in Mack-Cali Realty, L.P.'s or our organizational documents on the amount of indebtedness that we may incur. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness. The Board of Directors could alter or eliminate its current policy on borrowing at any time in its discretion. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and could cause an increased risk of default on our obligations.

WE ARE DEPENDENT ON OUR KEY PERSONNEL WHOSE CONTINUED SERVICE IS NOT GUARANTEED.

We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We have entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Brant B. Cali, John R. Cali, Timothy M. Jones, Barry Lefkowitz and Roger W. Thomas. We do not have key man life insurance for our executive officers.

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

In addition, the consent of the holders of at least 85 percent of Mack-Cali Realty, L.P.'s partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which Mack-Cali Realty, L.P. is not the surviving entity; (ii) to dissolve, liquidate or wind up Mack-Cali Realty, L.P.; or (iii) to convey or otherwise transfer all or substantially all of Mack-Cali Realty, L.P.'s assets. As general partner, we own approximately 79.8 percent of Mack-Cali Realty, L.P.'s outstanding partnership units (assuming conversion of all preferred limited partnership units).

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

A loss of our status as a real estate investment trust could have an adverse effect on us. Failure to qualify as a real estate investment trust also would eliminate the requirement that we pay dividends to our stockholders.

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

ITEM 2.       PROPERTIES

PROPERTY LIST

As of December 31, 1999, the Company's Consolidated Properties consisted of 246 in-service office, office/flex and industrial/warehouse properties, ranging from one to 19 stories, as well as two multi-family residential properties, two stand-alone retail properties and three land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 27.4 million square feet, with the individual properties ranging from approximately 6,600 to 761,200 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Company's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

                                PROPERTY LISTING

                                OFFICE PROPERTIES

                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 1999
                                                         PERCENTAGE                                    OFFICE,
                                                NET       LEASED        1999           1999          OFFICE/FLEX,
                                             RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                            BUILT     (SQ. FT.)   (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY

EGG HARBOR
100 Decadon Drive................   1987       40,422      100.0         783               783           0.17
200 Decadon Drive................   1991       39,922       94.9         747               715           0.16


BERGEN COUNTY, NEW JERSEY

FAIR LAWN
17-17 Route 208 North............   1987      143,000       94.5       3,349             3,229           0.72

FORT LEE
One Bridge Plaza.................   1981      200,000       99.3       4,691             4,547           1.01
2115 Linwood Avenue (7)..........   1981       68,000       61.3         103                97           0.02

LITTLE FERRY
200 Riser Road...................   1974      286,628      100.0       1,876             1,876           0.40

MONTVALE
95 Chestnut Ridge Road...........   1975       47,700      100.0         568               568           0.12
135 Chestnut Ridge Road..........   1981       66,150      100.0       1,023             1,023           0.22

PARAMUS
140 Ridgewood Avenue ............   1981      239,680      100.0       5,098             5,067           1.10
15 East Midland Avenue...........   1988      259,823      100.0       6,647             6,647           1.43
461 From Road....................   1988      253,554       99.8       6,020             6,015           1.30
650 From Road....................   1978      348,510      100.0       7,480             7,472           1.61
61 South Paramus Avenue..........   1985      269,191       96.2       5,345             5,241           1.15

ROCHELLE PARK
120 Passaic Street...............   1972       52,000      100.0         576               576           0.12
365 West Passaic Street..........   1976      212,578       84.9       3,506             3,419           0.76

SADDLE RIVER
1 Lake Street....................1973/94      474,801      100.0       7,466             7,466           1.61

UPPER SADDLE RIVER
10 Mountainview Road.............   1986      192,000      100.0       3,663             3,505           0.79


                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY

EGG HARBOR
100 Decadon Drive................    19.37           19.37       Computer Sciences Corp. (80%), United States of America (20%)
200 Decadon Drive................    19.72           18.87       Computer Sciences Corp. (45%), Advanced Casino Systems

BERGEN COUNTY, NEW JERSEY

FAIR LAWN
17-17 Route 208 North............    24.78           23.89       Lonza, Inc. (63%), Boron-Lepore Assoc., Inc.(16%)

FORT LEE

One Bridge Plaza.................    23.62           22.90       PricewaterhouseCoopers (35%), Broadview Associates LLP
                                                                 (16%), Bozell Worldwide, Inc. (16%)
2115 Linwood Avenue (7)..........     6.22            5.86       Ameribrom Inc. (14%), Morgan Stanley Dean Witter(10%)

LITTLE FERRY
200 Riser Road...................     6.55            6.55       Ford Motor Company (34%), Dassault Falcon Jet Corp.(33%),
                                                                 Sanyo Fischer Services Corp. (33%)

MONTVALE
95 Chestnut Ridge Road...........    11.91           11.91       Roussel-UCLAF Holding Corp. (100%)
135 Chestnut Ridge Road..........    15.46           15.46       Ramland Realty (74%), Automated Resources Group (26%)

PARAMUS
140 Ridgewood Avenue ............    21.27           21.14       AT&T Wireless Services (51%), Smith Barney Shearson(19%)
15 East Midland Avenue...........    25.58           25.58       AT&T Wireless Services (100%)
461 From Road....................    23.79           23.77       Toys `R' Us, Inc. (96%)
650 From Road....................    21.46           21.44       Western Union Financial Services, Inc. (38%)
61 South Paramus Avenue..........    20.64           20.24       --

ROCHELLE PARK
120 Passaic Street...............    11.08           11.08       Electronic Data Systems Corp. (100%)
365 West Passaic Street..........    19.43           18.94       United Retail Inc. (31%), Catalina Marketing Corp.(10%),
                                                                 Regulus LLC (10%)

SADDLE RIVER
1 Lake Street....................    15.72           15.72       Prentice-Hall Inc. (100%)

UPPER SADDLE RIVER
10 Mountainview Road.............    19.08           18.26       Thomson Minwax Company (23%), Professional Detailing Inc.
                                                                 (19%), Corning Life Sciences (15%), ITT Fluid Technology (14%),
                                                                 Pearson Education (14%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                    PERCENTAGE
                                                                                                    OF TOTAL 1999
                                                              PERCENTAGE                                    OFFICE,
                                                     NET        LEASED       1999           1999          OFFICE/FLEX,
                                                  RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                                 YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                                 BUILT     (SQ. FT.)   (%)(1)   ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
WOODCLIFF LAKE
400 Chestnut Ridge Road..........        1982       89,200      100.0       2,119          2,119           0.46
470 Chestnut Ridge Road..........        1987       52,500      100.0       1,192          1,192           0.26
530 Chestnut Ridge Road..........        1986       57,204      100.0       1,166          1,166           0.25
50 Tice Boulevard................        1984      235,000      100.0       4,721          4,098           1.02
300 Tice Boulevard...............        1991      230,000      100.0       4,980          4,862           1.07



BURLINGTON COUNTY, NEW JERSEY

MOORESTOWN
224 Strawbridge Drive............        1984       74,000       95.2         985            735           0.21
228 Strawbridge Drive............        1984       74,000      100.0       1,434          1,067           0.31

ESSEX COUNTY, NEW JERSEY

MILLBURN
150 J.F. Kennedy Parkway.........        1980      247,476       95.0       5,859          5,846           1.26

ROSELAND
101 Eisenhower Parkway...........        1980      237,000       92.0       4,139          3,835           0.89

103 Eisenhower Parkway...........        1985      151,545       96.6       3,003          2,756           0.65



HUDSON COUNTY, NEW JERSEY

JERSEY CITY
95 Christopher Columbus Drive....        1989      621,900      100.0      12,900         11,788           2.78

Harborside Financial Center Plaza I....  1983      400,000       98.8       3,294          3,292           0.71
Harborside Financial Center Plaza II...  1990      761,200      100.0      17,508         17,297           3.78

Harborside Financial Center Plaza III... 1990      725,600      100.0      16,687         16,486           3.61


                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
WOODCLIFF LAKE
400 Chestnut Ridge Road..........       23.76        23.76    Timeplex, Inc. (100%)
470 Chestnut Ridge Road..........       22.70        22.70    Andermatt LP (100%)
530 Chestnut Ridge Road..........       20.38        20.38    KPMG Peat Marwick, LLP (100%)
50 Tice Boulevard................       20.09        17.44    Syncsort, Inc (22%)
300 Tice Boulevard...............       21.65        21.14    Merck-Medco Managed Care LLC (20%), Xerox Corp.(14%),
                                                              Chase Home Mortgage Corp. (12%), Comdisco, Inc.(13%),
                                                              NYCE, Corp. (11%)

BURLINGTON COUNTY, NEW JERSEY

MOORESTOWN
224 Strawbridge Drive............       13.98        10.43    Allstate Insurance Co. (49%), Harleysville Mutual Insurance(27%)
228 Strawbridge Drive............       19.38        14.42    Cendant Mortgage Corp. (100%)

ESSEX COUNTY, NEW JERSEY

MILLBURN
150 J.F. Kennedy Parkway.........       24.92        24.87    KPMG Peat Marwick, LLP (42%), Budd Larner Gross (23%)

ROSELAND
101 Eisenhower Parkway...........       18.98        17.59    Arthur Andersen, LLP (31%), Brach, Eichler,
                                                              Rosenberg, Silver, Bernstein & Hammer (13%)
103 Eisenhower Parkway...........       20.51        18.83    Ravin, Sarasohn, Cook, Baumgarten (21%),
                                                              Chelsea GCA Realty (18%), Lum, Danzis, Drasco (15%),
                                                              Salomon Smith Barney, Inc. (11%)

HUDSON COUNTY, NEW JERSEY

JERSEY CITY
95 Christopher Columbus Drive....       20.74        18.95    Donaldson, Lufkin & Jenrette Securities Corp. (69%),
                                                              NTT Data Corp. (22%)
Harborside Financial Center Plaza I....  8.34         8.33    Bankers Trust Harborside, Inc. (96%)
Harborside Financial Center Plaza II... 23.00        22.72    Morgan Stanley Dean Witter (35%),
                                                              Dow Jones Telerate Systems, Inc.(24%),
                                                              DLJ Securities Corp. (15%), Lewco Securities (11%)
Harborside Financial Center Plaza III.. 23.00        22.72    AICPA (34%), BTM Information Services, Inc. (19%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 1999
                                                         PERCENTAGE                                    OFFICE,
                                                NET       LEASED        1999           1999          OFFICE/FLEX,
                                             RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                            BUILT     (SQ. FT.)   (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY

PRINCETON
5 Vaughn Drive...................   1987       98,500      100.0       2,217           2,045           0.48

400 Alexander Road (8)...........   1987          n/a        n/a       1,101             929           0.24
103 Carnegie Center..............   1984       96,000       96.4       2,119           1,972           0.46
100 Overlook Center .............   1988      149,600      100.0       3,792           3,777           0.82


MIDDLESEX COUNTY, NEW JERSEY

EAST BRUNSWICK
377 Summerhill Road..............   1977       40,000      100.0         373             373           0.08

PLAINSBORO
500 College Road East............   1984      158,235      100.0       3,398           3,373           0.73

SOUTH BRUNSWICK
3 Independence Way...............   1983      111,300       99.9       1,911           1,895           0.41

WOODBRIDGE
581 Main Street..................   1991      200,000      100.0       4,420           4,393           0.95

MONMOUTH COUNTY, NEW JERSEY

NEPTUNE
3600 Route 66....................   1989      180,000      100.0       2,414           2,414           0.52

WALL TOWNSHIP
1305 Campus Parkway..............   1988       23,350       92.3         406             388           0.09


1350 Campus Parkway..............   1990       79,747       94.7       1,334           1,250           0.29



MORRIS COUNTY, NEW JERSEY

FLORHAM PARK
325 Columbia Parkway.............   1987      168,144      100.0       3,869           3,473           0.83


                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY

PRINCETON
5 Vaughn Drive...................      22.51        20.76    U.S. Trust of NJ (19%), Woodrow Wilson National Fellowship
                                                             Foundation(14%), Princeton Venture Research Corp.(14%),
                                                             Villeroy & Boch Tableware Ltd. (14%)
400 Alexander Road (8)...........       n/a          n/a     n/a (8)
103 Carnegie Center..............      22.90        21.31    Ronin Development Corp. (15%), R.G. Vanderweil Engineers (14%),
                                                             Kurt Salmon Assoc. (11%)
                                       25.35        25.25    Novo-Nordisk Pharmaceuticals (24%), Xerox Corp.(23%),
100 Overlook Center .............                            IFP North America (14%)

MIDDLESEX COUNTY, NEW JERSEY

EAST BRUNSWICK
377 Summerhill Road..............       9.33         9.33    Greater New York Mutual Insurance Company (100%)

PLAINSBORO
500 College Road East............      21.47        21.32    Merrill Lynch Asset Mgmt (72%), Buchanan Ingersoll P.C. (17%)

SOUTH BRUNSWICK
3 Independence Way...............      17.19        17.04    Merrill Lynch Pierce Fenner & Smith (84%)

WOODBRIDGE
581 Main Street..................      22.10        21.97    First Investors Management Company, Inc. (38%),
                                                             Cast North America (11%)

MONMOUTH COUNTY, NEW JERSEY

NEPTUNE
3600 Route 66....................      13.41        13.41    The United States Life Insurance Company (100%)

WALL TOWNSHIP
1305 Campus Parkway..............      18.84        18.00    Centennial Cellular Corp. (41%), McLaughlin, Bennet, Gelson
                                                             (35%), NJ Natural Energy Co. (10%)

1350 Campus Parkway..............      17.66        16.55    Meridan Health Realty Corp. (22%), New Jersey National Bank
                                                             (17%), Stephen E. Gertler (17%), Milestone Material Inc. (14%),
                                                             Health Care Software (11%)

MORRIS COUNTY, NEW JERSEY

FLORHAM PARK
325 Columbia Parkway.............      23.01        20.65    Bressler Amery & Ross (24%), Atlantic Health Systems (12%),
                                                             Dun & Bradstreet Inc. (12%), Qwest Communications (11%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 1999
                                                         PERCENTAGE                                    OFFICE,
                                                NET       LEASED        1999           1999          OFFICE/FLEX,
                                             RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                            BUILT     (SQ. FT.)   (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
MORRIS PLAINS

201 Littleton Road...............   1979       88,369      100.0       1,706           1,705           0.37

250 Johnson Road.................   1977       75,000      100.0       1,090           1,090           0.24

MORRIS TOWNSHIP
340 Mt. Kemble Avenue............   1985      387,000      100.0       5,530           5,530           1.19
412 Mt. Kemble Avenue............   1986      475,100      100.0       6,902           6,902           1.49

PARSIPPANY

1 Sylvan Way.....................   1989      150,557      100.0       3,484           3,136           0.75
2 Dryden Way.....................   1990        6,216      100.0          67              67           0.01
2 Hilton Court...................   1991      181,592      100.0       4,470           4,455           0.95
5 Sylvan Way.....................   1989      151,383       96.7       3,432           3,429           0.74

7 Campus Drive...................   1982      154,395      100.0       2,548           2,548           0.55
7 Sylvan Way.....................   1987      145,983      100.0       2,919           2,919           0.63
8 Campus Drive ..................   1987      215,265       92.8       4,730           4,651           1.02

600 Parsippany Road..............   1978       96,000       57.6       1,527           1,475           0.33

PASSAIC COUNTY, NEW JERSEY

CLIFTON
777 Passaic Avenue...............   1983       75,000       77.4       1,028             865           0.22

TOTOWA
999 Riverview Drive..............   1988       56,066      100.0         918             894           0.20



WAYNE
201 Willowbrook Boulevard........   1970      178,329       99.0       2,446           2,432           0.53

                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
MORRIS PLAINS

201 Littleton Road...............     19.31        19.29    Xerox Corp. (35%), Bozell Worldwide Inc. (34%),
                                                            Willis Corroon Corp. of New Jersey (20%), CHEP USA (11%)
250 Johnson Road.................     14.53        14.53    Electronic Data Systems Corp. (100%)

MORRIS TOWNSHIP
340 Mt. Kemble Avenue............     14.29        14.29    AT&T Corp. (100%)
412 Mt. Kemble Avenue............     14.53        14.53    AT&T Corp. (100%)

PARSIPPANY

1 Sylvan Way.....................     23.14        20.83    Cendant Operations Inc. (99%)
2 Dryden Way.....................     10.78        10.78    Bright Horizons Childrens Center (100%)
2 Hilton Court...................     24.62        24.53    Deloitte & Touche USA LLP (64%), Northern Telecom Inc.(16%)
5 Sylvan Way.....................     23.44        23.42    Integrated Communications (49%), Experian Information Solution
                                                            (15%), DRS Technologies (12%)
7 Campus Drive...................     16.50        16.50    Nabisco Inc. (100%)
7 Sylvan Way.....................     20.00        20.00    Nabisco Inc. (100%)
8 Campus Drive ..................     23.68        23.28    Prudential Insurance Co. (31%), Bay Networks Inc. (27%),
                                                            MCI Telecommunications Corp. (18%)
600 Parsippany Road..............     27.62        26.67    IBM Corporation (30%)

PASSAIC COUNTY, NEW JERSEY

CLIFTON
777 Passaic Avenue...............     17.71        14.90    Motorola Inc. (19%)

TOTOWA
999 Riverview Drive..............     16.37        15.95    Medical Logistics Inc. (22%), Telesources Corp.(19%),
                                                            Humana Press (15%),  Medical Logistics Inc. (14%),
                                                            Bankers Financial Corp. (10%)

WAYNE
201 Willowbrook Boulevard........     13.85        13.78    The Grand Union Co. (76%), Woodward-Clyde Consultants(23%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 1999
                                                         PERCENTAGE                                    OFFICE,
                                                NET       LEASED        1999           1999          OFFICE/FLEX,
                                             RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                            BUILT     (SQ. FT.)   (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY

BASKING RIDGE
222 Mt. Airy Road................   1986       49,000      100.0         690             646           0.15
233 Mt. Airy Road................   1987       66,000      100.0         762             721           0.16

BRIDGEWATER
721 Route 202/206................   1989      192,741      100.0       3,990           3,990           0.86


UNION COUNTY, NEW JERSEY

CLARK
100 Walnut Avenue................   1985      182,555      100.0       4,511           3,957           0.97


CRANFORD
6 Commerce Drive.................   1973       56,000       96.9       1,046           1,028           0.23
11 Commerce Drive................   1981       90,000       90.8       1,100             968           0.24
12 Commerce Drive................   1967       72,260       89.4         612             611           0.13
20 Commerce Drive................   1990      176,600       92.7       3,529           3,150           0.76
65 Jackson Drive.................   1984       82,778       94.8       1,620           1,226           0.35


NEW PROVIDENCE
890 Mountain Road................   1977       80,000      100.0       2,046           2,044           0.44

-----------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                    11,939,649       97.9     228,985         221,506          49.36
-----------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK

FISHKILL
300 South Lake Drive.............   1987      118,727       99.8       2,094           2,079           0.45

NASSAU COUNTY, NEW YORK

NORTH HEMPSTEAD
111 East Shore Road..............   1980       55,575      100.0       1,515           1,515           0.33
600 Community Drive..............   1983      206,274      100.0       4,939           4,939           1.06

                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY

BASKING RIDGE
222 Mt. Airy Road................       14.08        13.18    Lucent Technologies Inc. (100%)
233 Mt. Airy Road................       11.55        10.92    AT&T Corp. (100%)

BRIDGEWATER
721 Route 202/206................       20.70        20.70    Allstate Insurance Company (37%), Norris, McLaugin & Marcus,
                                                              PA (30%), AT&T Corp. (20%)

UNION COUNTY, NEW JERSEY

CLARK
100 Walnut Avenue................       24.71        21.68    CAP Gemini America Inc. (41%), Allstate Insurance Company (13%),
                                                              Equitable Life Assurance (10%)

CRANFORD
6 Commerce Drive.................       19.28        18.94    Kendle International Inc. (50%), Columbia National, Inc. (13%)
11 Commerce Drive................       13.46        11.85    Northeast Administrators (10%)
12 Commerce Drive................        9.47         9.46    Dames & Moore (40%), Registrar & Transfer Co. (24%)
20 Commerce Drive................       21.56        19.24    Public Service Electric & Gas Company (26%), Quintiles (21%)
65 Jackson Drive.................       20.64        15.62    Kraft General Foods, Inc. (35%), Allstate Insurance Co. (27%),
                                                              Procter & Gamble Distribution Co., Inc. (18%),
                                                              Unum Life Insurance Co. (14%)

NEW PROVIDENCE
890 Mountain Road................       25.58        25.55    Allstate Insurance Co. (58%), Dun & Bradstreet (26%),
                                                              K Line America, Inc. (16%)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                 19.60        18.96
-----------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK

FISHKILL
300 South Lake Drive.............       17.67        17.55    Allstate Insurance Company (16%)

NASSAU COUNTY, NEW YORK

NORTH HEMPSTEAD
111 East Shore Road..............       27.26        27.26    Administrations For The Professions, Inc. (100%)
600 Community Drive..............       23.94        23.94    CMP Media, Inc. (100%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 1999
                                                         PERCENTAGE                                    OFFICE,
                                                NET       LEASED        1999           1999          OFFICE/FLEX,
                                             RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                            BUILT     (SQ. FT.)   (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
ROCKLAND COUNTY, NEW YORK

SUFFERN
400 Rella Boulevard..............   1988      180,000       98.2       3,495           3,364           0.75


WESTCHESTER COUNTY, NEW YORK

ELMSFORD
100 Clearbrook Road..............   1975       60,000      100.0         935             880           0.20
101 Executive Boulevard..........   1971       50,000       88.8         802             784           0.17
570 Taxter Road..................   1972       75,000       85.5       1,386           1,360           0.30

HAWTHORNE
1 Skyline Drive..................   1980       20,400       99.0         269             262           0.06
2 Skyline Drive..................   1987       30,000       98.9         486             442           0.10
17 Skyline Drive.................   1989       85,000      100.0       1,234           1,234           0.27
30 Saw Mill River Road...........   1982      248,400      100.0       5,218           4,520           1.13
7 Skyline Drive..................   1987      109,000      100.0       2,159           2,159           0.47

TARRYTOWN
200 White Plains Road............   1982       89,000       90.5       1,815           1,691           0.39

220 White Plains Road............   1984       89,000       97.1       1,647           1,582           0.36

WHITE PLAINS
1 Barker Avenue..................   1975       68,000       99.0       1,550           1,530           0.33
3 Barker Avenue..................   1983       65,300       97.5       1,382           1,356           0.30
1 Water Street...................   1979       45,700       97.8         939             926           0.20
11 Martine Avenue................   1987      180,000      100.0       3,954           3,788           0.85

50 Main Street...................   1985      309,000       98.8       7,646           7,371           1.65

YONKERS
1 Executive Boulevard............   1982      112,000      100.0       2,335           2,265           0.50


                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
ROCKLAND COUNTY, NEW YORK

SUFFERN
400 Rella Boulevard..............      19.77        19.03    The Prudential Insurance Co. (21%), Provident Savings F.A.
                                                             (20%), Allstate Insurance Co. (19%),
                                                             John Alden Life Insurance Co. (11%)

WESTCHESTER COUNTY, NEW YORK

ELMSFORD
100 Clearbrook Road..............      15.58        14.67    MIM Corporation (18%), Amerihealth Inc. (13%)
101 Executive Boulevard..........      18.06        17.66    Pennysaver Group Inc. (23%), MCS Business Solutions Inc. (11%)
570 Taxter Road..................      21.61        21.21    New York State United Teachers Association (11%)

HAWTHORNE
1 Skyline Drive..................      13.32        12.97    Boxx International Corp. (50%), Childtime Childcare Inc. (49%)
2 Skyline Drive..................      16.38        14.90    MW Samara (55%), Perini Construction (43%)
17 Skyline Drive.................      14.52        14.52    IBM Corp. (100%)
30 Saw Mill River Road...........      21.01        18.20    IBM Corp. (100%)
7 Skyline Drive..................      19.81        19.81    E.M. Industries Inc. (42%), Cortlandt Group Inc. (14%)

TARRYTOWN
200 White Plains Road............      22.53        20.99    Independent Health Associates (28%), Allmerica Financial (17%),
                                                             NYS Dept. of Environmental Services (13%)
220 White Plains Road............      19.06        18.31    Eagle Family Foods Inc. (15%)

WHITE PLAINS
1 Barker Avenue..................      23.02        22.73    O'Connor McGuinn Conte (19%), United Skys Realty Corp. (18%)
3 Barker Avenue..................      21.71        21.30    Bernard C. Harris Publishing Co. Inc. (56%)
1 Water Street...................      21.01        20.72    Trigen Energy Co. (44%), Stewart Title Insurance Co. (16%)
11 Martine Avenue................      21.97        21.04    Salomon Smith Barney (12%), McCarthy Fingar Donovan (11%),
                                                             David Worby (11%), Dean Witter Reynolds (11%),
50 Main Street...................      25.04        24.14    National Economic Research (10%)

YONKERS
1 Executive Boulevard............      20.85        20.22    Wise Contact US Optical (12%), Pedal Holdings Inc. (12%),
                                                             Protective Tech International (11%), York, International Agency (11%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 1999
                                                         PERCENTAGE                                    OFFICE,
                                                NET       LEASED        1999           1999          OFFICE/FLEX,
                                             RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                            BUILT     (SQ. FT.)   (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
3 Executive Plaza................   1987     58,000      100.0         896              883           0.19
--------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                     2,254,376       98.3      46,696           44,930          10.06
--------------------------------------------------------------------------------------------------------------------
CHESTER COUNTY, PENNSYLVANIA

BERWYN
1000 Westlakes Drive.............   1989     60,696       96.2       1,398            1,394           0.30

1055 Westlakes Drive.............   1990    118,487      100.0       2,298            2,298           0.50
1205 Westlakes Drive.............   1988    130,265       99.8       2,826            2,731           0.61
1235 Westlakes Drive.............   1986    134,902       98.6       2,913            2,864           0.63

DELAWARE COUNTY, PENNSYLVANIA

LESTER
100 Stevens Drive................   1986     95,000      100.0       1,371            1,337           0.30
200 Stevens Drive................   1987    208,000      100.0       4,173            4,125           0.90
300 Stevens Drive................   1992     68,000       82.5       1,172            1,155           0.25

MEDIA
1400 Providence Road - Center I..   1986    100,000       89.1       1,860            1,784           0.40
1400 Providence Road - Center II.   1990    160,000       96.6       3,154            2,990           0.68

MONTGOMERY COUNTY, PENNSYLVANIA

LOWER PROVIDENCE
1000 Madison Avenue..............   1990    100,700      100.0       1,686            1,686           0.36

PLYMOUTH MEETING
Five Sentry Parkway East.........   1984     91,600      100.0       1,497            1,494           0.32
Five Sentry Parkway West.........   1984     38,400      100.0         640              640           0.14
1150 Plymouth Meeting Mall.......   1970    167,748       93.0       3,131            3,110           0.68
--------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                 1,473,798       97.0      28,119           27,608           6.07
--------------------------------------------------------------------------------------------------------------------

                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
3 Executive Plaza................      15.45        15.22    MonteFiore Medical Center (43%),
                                                             Metropolitan Life Insurance (22%),
                                                             Allstate Insurance Company (20%),
                                                             City & Suburban Federal Savings Bank (15%)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                  21.07        20.28
-----------------------------------------------------------------------------------------------------------------------------
CHESTER COUNTY, PENNSYLVANIA

BERWYN
1000 Westlakes Drive.............      23.94        23.87    PNC Bank, NA (38%), Drinker Biddle & Reath (24%),
                                                             Manchester, Inc (14%)
1055 Westlakes Drive.............      19.39        19.39    Tokai Financial Services Inc. (92%)
1205 Westlakes Drive.............      21.74        21.01    Provident Mutual Life Insurance Co. (35%), Oracle Corp. (30%)
1235 Westlakes Drive.............      21.90        21.53    Pepper Hamilton & Scheetz (20%), Ratner & Prestia (16%)

DELAWARE COUNTY, PENNSYLVANIA

LESTER
100 Stevens Drive................      14.43        14.07    Keystone Mercy Health Plan (82%)
200 Stevens Drive................      20.06        19.83    PNC Bank NA (52%), Keystone Mercy Health Plan (45%)
300 Stevens Drive................      20.89        20.59    Keystone Mercy Health Plan (47%), Bluestone Software Inc. (35%)

MEDIA
1400 Providence Road - Center I..      20.88        20.02    General Services Admin (13%), Erie Insurance Company (11%)
1400 Providence Road - Center II.      20.41        19.35    Barnett International (36%)

MONTGOMERY COUNTY, PENNSYLVANIA

LOWER PROVIDENCE
1000 Madison Avenue..............      16.74        16.74    Reality Online Inc. (37%), First Chicago Nat'l Proc. (21%),
                                                             Danka Corp. (14%), Seton Company (12%)

PLYMOUTH MEETING
Five Sentry Parkway East.........      16.34        16.31    Merck & Co. Inc. (77%), Selas Fuild Processing Corp. (23%)
Five Sentry Parkway West.........      16.67        16.67    Merck & Co. Inc. (70%), David Cutler Group (30%)
1150 Plymouth Meeting Mall.......      20.07        19.94    Computer Learning Centers, Inc. (18%), Ken Crest Services
                                                             (18%), ATC Group Services (14%), ECC Management Services (13%)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE              19.67        19.31
-----------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 1999
                                                         PERCENTAGE                                    OFFICE,
                                                NET       LEASED        1999           1999          OFFICE/FLEX,
                                             RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                            BUILT     (SQ. FT.)   (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
FAIRFIELD COUNTY, CONNECTICUT

GREENWICH
500 West Putnam..................   1973      121,250       92.0       2,702            2,688           0.58


NORWALK
40 Richards Avenue...............   1985      145,487       98.4       2,854            2,789           0.62

SHELTON
1000 Bridgeport Avenue...........   1986      133,000       87.3       2,520            2,498           0.54

------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                      399,737       92.8       8,076            7,975           1.74
------------------------------------------------------------------------------------------------------------------
DISTRICT OF COLUMBIA

WASHINGTON
1400 L Street, NW................   1987      159,000       95.4       5,795            5,730           1.25
1709 New York Avenue, NW.........   1972      166,000      100.0       6,138            6,075           1.32
1201 Connecticut Avenue, NW (7)..   1940      169,549       86.3       2,006            2,006           0.43

------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE             494,549       93.8      13,939           13,811           3.00
------------------------------------------------------------------------------------------------------------------
PRINCE GEORGE'S COUNTY, MARYLAND

LANHAM
4200 Parliament Place............   1989      122,000       93.9       2,126            2,108           0.46

------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                         122,000       93.9       2,126            2,108           0.46
------------------------------------------------------------------------------------------------------------------
BEXAR COUNTY, TEXAS

SAN ANTONIO
111 Soledad......................   1918      248,153       91.2       2,256            2,218           0.49
1777 N.E. Loop 410...............   1986      256,137       92.5       3,502            3,379           0.76
84 N.E. Loop 410.................   1971      187,312       89.9       2,475            2,468           0.53
200 Concord Plaza Drive..........   1986      248,700       95.2       4,529            4,510           0.98

                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
FAIRFIELD COUNTY, CONNECTICUT

GREENWICH
500 West Putnam..................     24.22        24.10    Hachette Filipacchi Magazines (27%),
                                                            Great Brands of Europe Inc. (12%) Winklevoss Consultants Inc. (12%)

NORWALK
40 Richards Avenue...............     19.94        19.48    Media Horizons Inc. (10%)

SHELTON
1000 Bridgeport Avenue...........     21.70        21.51    William Carter Company (23%),  Weseley Software Development (22%),
                                                            Toyota Motor Credit Corporation (11%), LandStar Gemini Inc. (11%)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE              21.78        21.51
-----------------------------------------------------------------------------------------------------------------------------
DISTRICT OF COLUMBIA

WASHINGTON
1400 L Street, NW................     38.20        37.78    Winston & Strawn (68%)
1709 New York Avenue, NW.........     36.98        36.60    Board of Gov/Federal Reservce (70%), United States of America-GSA (25%)
1201 Connecticut Avenue, NW (7)..     30.51        30.51    Zuckerman Spaeder Goldstein (30%), Leo A. Daly (17%),
                                                            RFE/RL Inc. (16%)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE     35.34        35.06
-----------------------------------------------------------------------------------------------------------------------------
PRINCE GEORGE'S COUNTY, MARYLAND

LANHAM
4200 Parliament Place............     18.56        18.40    Group I Software (43%), State Farm Mutual Auto Ins. Co. (11%)
                                                            Infinity Broadcasting Company (16%)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                 18.56        18.40
-----------------------------------------------------------------------------------------------------------------------------
BEXAR COUNTY, TEXAS

SAN ANTONIO
111 Soledad......................      9.97         9.80    SBC Communications, Inc. (34%)
1777 N.E. Loop 410...............     14.78        14.26    --
84 N.E. Loop 410.................     14.70        14.66    Pacificare of Texas, Inc. (30%), KBL Cable, Inc. (26%),
                                                            Kraft General Foods Inc. (25%)
200 Concord Plaza Drive..........     19.13        19.05    Merrill Lynch Pierce Fenner & Smith (12%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 1999
                                                         PERCENTAGE                                    OFFICE,
                                                NET       LEASED        1999           1999          OFFICE/FLEX,
                                             RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                            BUILT     (SQ. FT.)   (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
COLLIN COUNTY, TEXAS

PLANO
555 Republic Place...............   1986       97,889       93.0       1,370            1,353           0.30

DALLAS COUNTY,TEXAS

DALLAS
3030 LBJ Freeway.................   1984      367,018       93.0       6,131            5,948           1.31
3100 Monticello..................   1984      173,837       93.1       2,789            2,758           0.60

8214 Westchester.................   1983       95,509       87.8       1,320            1,298           0.28


IRVING
2300 Valley View.................   1985      142,634       68.8       2,704            2,607           0.58


RICHARDSON
1122 Alma Road...................   1977       82,576      100.0         607              607           0.13

HARRIS COUNTY, TEXAS

HOUSTON
10497 Town & Country Way.........   1981      148,434       91.0       1,938            1,876           0.42
14511 Falling Creek..............   1982       70,999       97.9         673              643           0.15
1717 St. James Place.............   1975      109,574      100.0       1,328            1,285           0.29
1770 St. James Place ............   1973      103,689       98.4       1,446            1,388           0.31
5225 Katy Freeway................   1983      112,213       95.1       1,367            1,309           0.29
5300 Memorial....................   1982      155,099       98.7       2,034            2,016           0.44

POTTER COUNTY, TEXAS

AMARILLO
6900 IH - 40 West................   1986       71,771       77.5         526              503           0.11

TARRANT COUNTY, TEXAS

EULESS

150 West Parkway.................   1984       74,429       95.9       1,046            1,021           0.23

                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------------------
COLLIN COUNTY, TEXAS

PLANO
555 Republic Place...............     15.05        14.86    William Smith Enterprises (22%), Kaiser Foundation Health Plan
                                                            of Texas (17%), Dayton Hudson Corporation (14%)
DALLAS COUNTY,TEXAS

DALLAS
3030 LBJ Freeway.................     17.96        17.43    Club Corporation of America (34%)
3100 Monticello..................     17.23        17.04    Insignia Commercial, Inc. (23%), Time Marketing Corporation (12%),
                                                            Heath Insurance Brokers, Inc. (10%)
8214 Westchester.................     15.74        15.48    Preston Business Center, Inc. (16%),
                                                            Malone Mortgage Company America, Inc. (12%),
                                                            State Bank & Trust (11%)

IRVING
2300 Valley View.................     27.55        26.57    Alltel Information Services, Inc. (18%),
                                                            Computer Task Group, Inc. (12%),
                                                            Tricon Restaurant Services (12%)

RICHARDSON
1122 Alma Road...................      7.35         7.35    MCI Telecommunications Corp. (100%)

HARRIS COUNTY, TEXAS

HOUSTON
10497 Town & Country Way.........     14.35        13.89    Vastar Resources, Inc. (23%), Texas Ohio Gas, Inc. (11%)
14511 Falling Creek..............      9.68         9.25    Nationwide Mutual Insurance Company (17%)
1717 St. James Place.............     12.12        11.73    MCX Corp (14%)
1770 St. James Place ............     14.17        13.60    --
5225 Katy Freeway................     12.81        12.27    State of Texas (17%)
5300 Memorial....................     13.29        13.17    Drypers Corporation (20%), Datavox, Inc. (20%),
                                                            HCI Chemicals USA, Inc. (17%)

POTTER COUNTY, TEXAS

AMARILLO
6900 IH - 40 West................      9.46         9.04    Sitel Corporation (16%)

TARRANT COUNTY, TEXAS

EULESS
150 West Parkway.................     14.65        14.30    Warrantech Automotive, Inc. (34%), Landmark Bank-Mid Cities (16%),
                                                            Mike Bowman Realtors/Century 21 (17%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 1999
                                                         PERCENTAGE                                    OFFICE,
                                                NET       LEASED        1999           1999          OFFICE/FLEX,
                                             RENTABLE      AS OF        BASE         EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR       AREA       12/31/99      RENT           RENT           WAREHOUSE
LOCATION                            BUILT     (SQ. FT.)   (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT(%)
--------------------------------------------------------------------------------------------------------------------
TRAVIS COUNTY, TEXAS

AUSTIN
1250 Capital of Texas Hwy. South.   1985    270,703       98.8       5,500            5,451           1.19
---------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                        3,016,676       92.7      43,541           42,638           9.39
---------------------------------------------------------------------------------------------------------------
MARICOPA COUNTY, ARIZONA

GLENDALE
5551 West Talavi Boulevard.......   1991    181,596      100.0       1,616            1,608           0.35

PHOENIX
19640 North 31st Street..........   1990    124,171      100.0       1,272            1,256           0.27
20002 North 19th Avenue (8)......   1986        n/a        n/a         647              647           0.14

SCOTTSDALE
9060 E. Via Linda Boulevard......   1984    111,200      100.0       2,406            2,406           0.52
---------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                        416,967      100.0       5,941            5,917           1.28
---------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO

AURORA
750 South Richfield Street.......   1997    108,240      100.0       2,911            2,911           0.63

DENVER
400 South Colorado Boulevard.....   1983    125,415       99.1       1,905            1,881           0.41


ENGLEWOOD
5350 South Roslyn Street.........   1982     63,754      100.0       1,060            1,050           0.23
9359 East Nichols Avenue.........   1997     72,610      100.0         903              903           0.19

BOULDER COUNTY, COLORADO

BROOMFIELD
105 South Technology Court.......   1997     37,574      100.0         535              535           0.12
303 South Technology Court-A.....   1997     34,454      100.0         387              387           0.08
303 South Technology Court-B.....   1997     40,416      100.0         454              454           0.10

LOUISVILLE
1172 Century Drive...............   1996     49,566      100.0         617              617           0.13

248 Centennial Parkway...........   1996     39,266      100.0         488              488           0.11
285 Century Place................   1997     69,145      100.0       1,121            1,121           0.24

                                     1999          AVERAGE      TENANTS LEASING 10%
                                    AVERAGE       EFFECTIVE        OR MORE OF NET
                                   BASE RENT         RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ. FT.    PROPERTY AS OF
LOCATION                          ($)(4)(6)       ($)(5)(6)        12/31/99 (6)
--------------------------------------------------------------------------------------------------------------------------------
TRAVIS COUNTY, TEXAS

AUSTIN
1250 Capital of Texas Hwy. South.      20.56        20.38    Intelliquest Inc. (14%), Globeset Inc. (10%)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                     15.56        15.24
--------------------------------------------------------------------------------------------------------------------------------
MARICOPA COUNTY, ARIZONA

GLENDALE
5551 West Talavi Boulevard.......       8.90         8.85    Honeywell, Inc. (100%)

PHOENIX
19640 North 31st Street..........      10.24        10.12    American Express Travel Related Services Co., Inc. (100%)
20002 North 19th Avenue (8)......        n/a          n/a    n/a

SCOTTSDALE
9060 E. Via Linda Boulevard......      21.64        21.64    Sentry Insurance A Mutual Company (63%), Rite Aid Corporation (37%)
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                   14.25        14.19
--------------------------------------------------------------------------------------------------------------------------------
ARAPAHOE COUNTY, COLORADO

AURORA
750 South Richfield Street.......      26.89        26.89    T.R.W. Inc. (100%)

DENVER
400 South Colorado Boulevard.....      15.33        15.13    Community Health Plan (12%), Department of Revenue (12%),
                                                             Norwest Bank Colorado N.A. (11%), Senter GoldFarb & Rice (10%)

ENGLEWOOD
5350 South Roslyn Street.........      16.63        16.47    Westland Enterprises (17%), Business World Inc. (17%)
9359 East Nichols Avenue.........      12.44        12.44    First Tennessee Bank NA (100%)

BOULDER COUNTY, COLORADO

BROOMFIELD
105 South Technology Court.......      14.24        14.24    Sun Microsystems Inc. (100%)
303 South Technology Court-A.....      11.23        11.23    Sun Microsystems Inc. (100%)
303 South Technology Court-B.....      11.23        11.23    Sun Microsystems Inc. (100%)

LOUISVILLE
1172 Century Drive...............      12.45        12.45    Skyconnect Inc. (40%), Evolving Systems Inc. (22%),
                                                             MCI Systemhouse Corp. (22%), RX Kinetix Inc. (16%)
248 Centennial Parkway...........      12.43        12.43    Walnut Brewery Inc. (59%), Aircell Inc. (28%)
285 Century Place................      16.21        16.21    HBO & Company of Georgia (100%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES

                                   (CONTINUED)

                                                                                             PERCENTAGE
                                                                                            OF TOTAL 1999
                                                      PERCENTAGE                               OFFICE,       1999       AVERAGE
                                               NET      LEASED       1999         1999      OFFICE/FLEX,    AVERAGE    EFFECTIVE
                                            RENTABLE     AS OF       BASE       EFFECTIVE  AND INDUSTRIAL/ BASE RENT     RENT
PROPERTY                            YEAR      AREA     12/31/99      RENT         RENT        WAREHOUSE   PER SQ. FT. PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)  (%)(1)      ($000'S)     ($000'S)    BASE RENT(%)      ($)        ($)
                                                                    (2)(6)       (3)(6)                     (4)(6)     (4)(6)
----------------------------------------------------------------------------------------------------------------------------------
DENVER COUNTY, COLORADO

DENVER
3600 South Yosemite..............   1974    133,743      100.0       1,287       1,287           0.28         9.62         9.62

DOUGLAS COUNTY, COLORADO

ENGLEWOOD
384 Inverness Drive South........   1985     51,523      100.0         810         789           0.17        15.72        15.31


400 Inverness Drive..............   1997    111,608       99.9       2,729       2,727           0.59        24.48        24.46


5975 South Quebec Street.........   1996    102,877       99.8       2,359       2,341           0.51        22.98        22.80

67 Inverness Drive East .........   1996     54,280      100.0         644         644           0.14        11.86        11.86

PARKER
9777 Pyramid Court...............   1995    120,281      100.0       1,323       1,323           0.29        11.00        11.00

EL PASO COUNTY, COLORADO

COLORADO SPRINGS
1975 Research Parkway............   1997    115,250      100.0       1,682       1,635           0.36        14.59        14.19


2375 Telstar Drive (7)...........   1998     47,369      100.0         410         409           0.09        10.46        10.44

8415 Explorer (7)................   1998     47,368      100.0         410         409           0.09        10.46        10.44



JEFFERSON COUNTY, COLORADO

LAKEWOOD
141 Union Boulevard..............   1985     63,600       95.2       1,053       1,014           0.23        17.39        16.75

----------------------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                     1,488,339       99.7      23,088      22,925           4.99        15.67        15.56
----------------------------------------------------------------------------------------------------------------------------------

SAN FRANCISCO COUNTY, CALIFORNIA

SAN FRANCISCO

760 Market Street................   1908    267,446       93.6       7,442       7,311           1.60        29.73        29.21
795 Folsom Street (7)............   1977    183,445       86.2       1,277       1,178           0.28        19.27        17.77

----------------------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                     450,891       90.6       8,719       8,489           1.88        25.68        24.78
----------------------------------------------------------------------------------------------------------------------------------





                                  TENANTS LEASING 10%
                                  OR MORE OF NET
                                  RENTABLE AREA PER
PROPERTY                          PROPERTY AS OF
LOCATION                           12/31/99 (6)
----------------------------------------------------------------------------------------
DENVER COUNTY, COLORADO

DENVER
3600 South Yosemite.............. MDC Holding Inc. (100%)

DOUGLAS COUNTY, COLORADO

ENGLEWOOD
384 Inverness Drive South........ Quickpen International Corp. (37%), United States of America -
                                  GSA (19%)

400 Inverness Drive.............. Convergent Communications Inc. (26%), Ciber Inc. (22%),
                                  Compuware Corp. (19%), Ani Colorado Inc./Alliance Int'l (16%)

5975 South Quebec Street......... Northern Telecom Inc. (43%), Silicon Graphics Inc. (28%)

67 Inverness Drive East ......... T-Netix Inc. (69%), Convergent Communications Inc. (31%)

PARKER
9777 Pyramid Court............... Evolving System Inc. (100%)

EL PASO COUNTY, COLORADO

COLORADO SPRINGS
1975 Research Parkway............ Bombardier Capital Florida Inc.  (69%), Concert Management
                                  Services (18%)

2375 Telstar Drive (7)........... Narwhal Corporation (45%), Memorial Hospital (39%),
                                  Aerotek Inc. (14%)
8415 Explorer (7)................ Enterprise Systems Group Inc. (57%), URS Greiner
                                  Consultants Inc. (22%), McLeod USA Telecom Service
                                  Inc. (17%)

JEFFERSON COUNTY, COLORADO

LAKEWOOD
141 Union Boulevard.............. Arbitration Forums Inc. (18%)

----------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE
----------------------------------------------------------------------------------------

SAN FRANCISCO COUNTY, CALIFORNIA

SAN FRANCISCO
760 Market Street................ R.H. Macy & Company, Inc. (19%)
795 Folsom Street (7)............ Move.com (52%), AT&T Corp. (34%)

----------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE
----------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES

                                   (CONTINUED)





                                                                                            PERCENTAGE
                                                                                           OF TOTAL 1999
                                                      PERCENTAGE                               OFFICE,       1999       AVERAGE
                                               NET      LEASED       1999         1999      OFFICE/FLEX,    AVERAGE    EFFECTIVE
                                            RENTABLE     AS OF       BASE       EFFECTIVE  AND INDUSTRIAL/ BASE RENT     RENT
PROPERTY                            YEAR      AREA     12/31/99      RENT         RENT        WAREHOUSE   PER SQ. FT. PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)  (%)(1)      ($000'S)     ($000'S)    BASE RENT(%)   ($)(4)(6)   ($)(5)(6)
                                                                    (2)(6)        (3)(6)
----------------------------------------------------------------------------------------------------------------------------------
HILLSBOROUGH COUNTY, FLORIDA

TAMPA
501 Kennedy Boulevard............   1982    297,429       91.8       3,651       3,583           0.79        13.37        13.12



----------------------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                        297,429       91.8       3,651       3,583           0.79        13.37        13.12
----------------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA

WEST DES MOINES
2600 Westown Parkway.............   1988     72,265       97.5       1,126       1,063           0.24        15.98        15.09





----------------------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                            72,265       97.5       1,126       1,063           0.24        15.98        15.09
----------------------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA

OMAHA
210 South 16th Street............   1894    319,535       96.8       3,238       3,177           0.70        10.47        10.27

----------------------------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                       319,535       96.8       3,238       3,177           0.70        10.47        10.27
----------------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE PROPERTIES                  22,746,211       96.9     417,245     405,730          89.96        19.13        18.61
==================================================================================================================================




                                  TENANTS LEASING 10%
                                  OR MORE OF NET
                                  RENTABLE AREA PER
PROPERTY                          PROPERTY AS OF
LOCATION                           12/31/99 (6)
----------------------------------------------------------------------------------------
HILLSBOROUGH COUNTY, FLORIDA

TAMPA
501 Kennedy Boulevard............ Fowler, White, Gillen, Boggs, Villareal & Banker, PA (33%),
                                  Raytheon Engineers & Constructors, Inc. (17%),
                                  Sykes Enterprises Inc. (12%)

----------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE
----------------------------------------------------------------------------------------

POLK COUNTY, IOWA

WEST DES MOINES
2600 Westown Parkway............. St. Paul Fire and Marine Insurance Company (19%), MCI
                                  Telecommunications Corp. (14%), New England Mutual Life
                                  Insurance Company (15%), American Express Financial
                                  Advisors, Inc. (15%)

----------------------------------------------------------------------------------------
TOTAL IOWA OFFICE
----------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA

OMAHA
210 South 16th Street............ Union Pacific Railroad Company (70%)

----------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE
----------------------------------------------------------------------------------------


TOTAL OFFICE PROPERTIES
========================================================================================

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES

                                                                                              PERCENTAGE
                                                                                            OF TOTAL 1999
                                                      PERCENTAGE                               OFFICE,       1999       AVERAGE
                                               NET      LEASED       1999         1999      OFFICE/FLEX,    AVERAGE    EFFECTIVE
                                            RENTABLE     AS OF       BASE       EFFECTIVE  AND INDUSTRIAL/ BASE RENT     RENT
PROPERTY                            YEAR      AREA     12/31/99      RENT         RENT        WAREHOUSE   PER SQ. FT. PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)  (%)(1)      ($000'S)    ($000'S)      BASE RENT(%)  ($)(4)(6)   ($)(5)(6)
                                                                    (2)(6)       (3)(6)
----------------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY

BURLINGTON
3 Terri Lane.....................   1991     64,500       77.7         437         436           0.09         8.72         8.70


5 Terri Lane.....................   1992     74,555      100.0         497         495           0.11         6.67         6.64


MOORESTOWN
1 Executive Drive................   1989     20,570       43.0          74          72           0.02         8.37         8.14
101 Commerce Drive...............   1988     64,700      100.0         336         296           0.07         5.19         4.57
101 Executive Drive..............   1990     29,355       45.8         146         145           0.03        10.86        10.79
102 Executive Drive..............   1990     64,000       90.0         399         371           0.09         6.93         6.44



1256 North Church................   1984     63,495       49.9         401         366           0.09        12.66        11.55
1507 Lancer Drive................   1995     32,700      100.0         119         112           0.03         3.64         3.43
1510 Lancer Drive................   1998     88,000      100.0         370         370           0.08         4.20         4.20
201 Commerce Drive...............   1986     38,400      100.0         195         192           0.04         5.08         5.00



225 Executive Drive..............   1990     50,600      100.0         304         280           0.07         6.01         5.53

30 Twosome Drive.................   1997     39,675      100.0         223         223           0.05         5.62         5.62



40 Twosome Drive.................   1996     40,265       63.1         243         243           0.05         9.56         9.56
50 Twosome Drive.................   1997     34,075      100.0         269         269           0.06         7.89         7.89


840 North Lenola.................   1995     38,300      100.0         271         271           0.06         7.08         7.08



844 North Lenola.................   1995     28,670      100.0         213         213           0.05         7.43         7.43


97 Foster Road...................   1982     43,200      100.0         187         187           0.04         4.33         4.33



                                  TENANTS LEASING 10%
                                  OR MORE OF NET
                                  RENTABLE AREA PER
PROPERTY                          PROPERTY AS OF
LOCATION                           12/31/99 (6)
----------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY

BURLINGTON
3 Terri Lane..................... Tempel Steel Company (18%), Signature Home Care (16%),
                                  General Service Administrators (10%)

5 Terri Lane..................... Actimed Laboratories Inc. (38%), Lykes Dispensing Systems Inc.
                                  (20%), West Electronics Inc. (12%)

MOORESTOWN
1 Executive Drive................ T.T.I. (18%)
101 Commerce Drive............... Beckett Corporation (100%)
101 Executive Drive.............. Bavada Nurses Inc. (36%)
102 Executive Drive.............. Comtrex Systems Corp. (29%), Commonwealth Scientific Corp.
                                  (21%), AOP Solutions (20%), Schermerhorn (20%)

1256 North Church................ James C. Anderson Associates (30%), Ketec Inc. (20%)
1507 Lancer Drive................ Tad's Delivery Service Inc. (100%)
1510 Lancer Drive................ Tad's Delivery Service Inc. (100%)
201 Commerce Drive............... Flow Thru Metals Inc. (25%), Franchise Stores Realty Corp.
                                  (25%), RE/Com Group (25%), Tropicana Products Inc. (25%)

225 Executive Drive.............. Eastern Research Inc. (66%), Bioclimatic Inc. (14%),
                                  Band-It Index Inc. (11%)
30 Twosome Drive................. Hartman Cards Inc. (28%), Sagot Office Interiors Inc. (24%),
                                  Aramark Sports Entertainment (14%), The Closet Factory (12%),
                                  C&L Packaging Inc. (12%), Mosler Inc. (10%)

40 Twosome Drive................. Neighborcare - TCI Inc. (49%), Bellstar Inc. (14%)
50 Twosome Drive................. Wells Fargo (44%), Sussex Wine Merchants (30%), McCarthy
                                  Associates Inc. (14%), Inacomp Financial Services (12%)

840 North Lenola................. Millar Elevator Service Co. (31%), Twin Pines Construction Co.
                                  (31%), Technology Service Solutions (25%), Computer
                                  Integration Services (13%)

844 North Lenola................. First Union National Bank (41%), Curbell Inc. (33%), James J.
                                  Martin Inc. (25%)

97 Foster Road................... Consumer Response Company Inc. (50%), Pioneer and Company
                                  Inc. (33%), Colornet Inc. (17%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES

                                   (CONTINUED)


                                                                                             PERCENTAGE
                                                                                           OF TOTAL 1999
                                                      PERCENTAGE                               OFFICE,       1999       AVERAGE
                                               NET      LEASED       1999         1999      OFFICE/FLEX,    AVERAGE    EFFECTIVE
                                            RENTABLE     AS OF       BASE       EFFECTIVE  AND INDUSTRIAL/ BASE RENT     RENT
PROPERTY                            YEAR      AREA     12/31/99      RENT         RENT        WAREHOUSE   PER SQ. FT. PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)  (%)(1)      ($000'S)     ($000'S)    BASE RENT(%)   ($)(4)(6)   ($)(5)(6)
                                                                    (2)(6)       (3)(6)
----------------------------------------------------------------------------------------------------------------------------------
2 Commerce Drive (7).............   1986     49,000      100.0          11          11           0.00         7.45         7.45
102 Commerce Drive (7)...........   1987     38,400       87.5           4           4           0.00         3.95         3.95







202 Commerce Drive (7)...........   1988     51,200      100.0           8           8           0.00         5.18         5.18

WEST DEPTFORD
1451 Metropolitan Drive..........   1996     21,600      100.0         148         148           0.03         6.85         6.85

MERCER COUNTY, NEW JERSEY

HAMILTON TOWNSHIP
100 Horizon Drive................   1989     13,275        0.0          50          50           0.01         0.00         0.00
200 Horizon Drive................   1991     45,770       85.3         446         432           0.10        11.42        11.07
300 Horizon Drive................   1989     69,780      100.0         912         902           0.20        13.07        12.93


500 Horizon Drive................   1990     41,205       81.9         394         363           0.08        11.68        10.76


MONMOUTH COUNTY, NEW JERSEY

WALL TOWNSHIP
1320 Wykoff Avenue...............   1986     20,336        0.0          38          38           0.01         0.00         0.00
1324 Wykoff Avenue...............   1987     21,168       75.0         213         181           0.05        13.42        11.40
1325 Campus Parkway..............   1988     35,000       18.4         290         281           0.06        45.03        43.63
1340 Campus Parkway..............   1992     72,502       94.6         779         676           0.17        11.36         9.86




1345 Campus Parkway..............   1995     76,300      100.0         704         702           0.15         9.23         9.20


1433 Highway 34..................   1985     69,020       65.3         442         360           0.10         9.81         7.99


PASSAIC COUNTY, NEW JERSEY

TOTOWA
11 Commerce Way..................   1989     47,025      100.0         412         380           0.09         8.76         8.08


1 Center Court (7)...............   1999     38,961      100.0         129         119           0.03         3.95         3.64




                                  TENANTS LEASING 10%
                                  OR MORE OF NET
                                  RENTABLE AREA PER
PROPERTY                          PROPERTY AS OF
LOCATION                            12/31/99 (6)
----------------------------------------------------------------------------------------
2 Commerce Drive (7)............. Computer Sciences Corporation (100%)
102 Commerce Drive (7)........... Nelson Associates (25%), American Banknote Card Svcs. (13%),
                                  D&A Eastern Fasteners Inc. (13%), Moorestown Weightlifting
                                  Club (13%), Opex Corporation (13%), RGP Impressions Inc.
                                  (13%)

202 Commerce Drive (7)........... Standard Register Co. (100%)

WEST DEPTFORD
1451 Metropolitan Drive.......... Garlock Bearings Inc. (100%)

MERCER COUNTY, NEW JERSEY

HAMILTON TOWNSHIP
100 Horizon Drive................ --
200 Horizon Drive................ O.H.M. Remediation Services Corp. (85%)
300 Horizon Drive................ State of NJ/DEP (50%), McFaul & Lyons (26%), Fluor Daniel
                                  GTI (24%)

500 Horizon Drive................ Anacomp Inc. (30%), Lakeview Child Center (19%), NJ Builders
                                  Assoc. (14%), Diedre Moire Corp. (11%)

MONMOUTH COUNTY, NEW JERSEY

WALL TOWNSHIP
1320 Wykoff Avenue............... --
1324 Wykoff Avenue............... Collectors Alliance (53%),  Supply Saver, Inc. (22%)
1325 Campus Parkway.............. Centennial Cellular Corp. (14%)
1340 Campus Parkway.............. Groundwater & Environmental Services (33%), GEAC Comp
                                  (22%), State Farm (17%), Association For Retarded Citizens
                                  (11%), Digital Lightwave, Inc. (11%)

1345 Campus Parkway.............. Depot America, Inc. (37%), Quadramed Corp. (23%), De Vine
                                  Corp. (10%)

1433 Highway 34.................. State Farm Mutual Insurance Co. (30%), New Jersey Natural Gas
                                  Co (11%)

PASSAIC COUNTY, NEW JERSEY

TOTOWA
11 Commerce Way.................. Coram Alternative Site Services (56%), D.A. Kopp &  Associates
                                  Inc. (22%), Olsten Health Services (11%), Ericsson Inc. (11%)

1 Center Court (7)............... Ethnic American Broadcasting (62%), Eizo Nanao Technologies
                                  Inc. (38%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES

                                   (CONTINUED)

                                                                                                PERCENTAGE
                                                                                               OF TOTAL 1999
                                                      PERCENTAGE                                  OFFICE,             1999
                                               NET      LEASED       1999         1999          OFFICE/FLEX,        AVERAGE
                                            RENTABLE     AS OF       BASE       EFFECTIVE      AND INDUSTRIAL/     BASE RENT
PROPERTY                            YEAR      AREA     12/31/99      RENT         RENT            WAREHOUSE       PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%)(1)     ($000'S)     ($000'S)        BASE RENT(%)       ($)(4)(6)
                                                                    (2)(6)       (3)(6)
-----------------------------------------------------------------------------------------------------------------------------
2 Center Court...................   1998     30,600       99.3         350         280               0.08            11.52

20 Commerce Way..................   1992     42,540       85.9         388         388               0.08            10.62
29 Commerce Way..................   1990     48,930      100.0         472         424               0.10             9.65


40 Commerce Way..................   1987     50,576      100.0         561         467               0.12            11.09

45 Commerce Way..................   1992     51,207      100.0         480         436               0.10             9.37

60 Commerce Way..................   1988     50,333       84.3         309         255               0.07             7.28

80 Commerce Way..................   1996     22,500       89.2         272         173               0.06            13.55

100 Commerce Way.................   1996     24,600      100.0         297         160               0.06            12.07

120 Commerce Way.................   1994      9,024      100.0          89          87               0.02             9.86
140 Commerce Way.................   1994     26,881       99.5         264         257               0.06             9.87




-----------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX              1,882,793       88.0      13,146      12,123               2.86             8.40
-----------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD

1 Westchester Plaza..............   1967     25,000      100.0         293         285               0.06            11.72

2 Westchester Plaza..............   1968     25,000      100.0         431         425               0.09            17.24

3 Westchester Plaza..............   1969     93,500       98.5       1,116       1,112               0.24            12.12

4 Westchester Plaza..............   1969     44,700       99.8         614         595               0.13            13.76

5 Westchester Plaza..............   1969     20,000      100.0         277         273               0.06            13.85

6 Westchester Plaza..............   1968     20,000      100.0         263         254               0.06            13.15





                                     AVERAGE    TENANTS LEASING 10%
                                    EFFECTIVE   OR MORE OF NET
                                      RENT      RENTABLE AREA PER
PROPERTY                            PER SQ. FT. PROPERTY AS OF
LOCATION                             ($)(5)(6)  12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------
2 Center Court...................       9.21    Nomadic Display (36%), Electro Rent Corp. (33%), Alpine
                                                Electronic of America (30%)
20 Commerce Way..................      10.62    Motorola Inc. (44%), Siemens Fiber Optics (41%)
29 Commerce Way..................       8.67    Sandvik Sorting Systems, Inc. (44%), Paterson Dental Supply Inc.
                                                (23%), Fujitec America Inc. (22%), Williams Communications
                                                (11%)
40 Commerce Way..................       9.23    Thomson Electronics (43%), Intertek Testing Services (29%),
                                                Snap-On, Inc. (14%), System 3R USA (14%)
45 Commerce Way..................       8.51    Ericsson Radio Systems Inc. (52%), Woodward Clyde
                                                Consultants (27%), Oakwood Corporate Housing (21%)
60 Commerce Way..................       6.01    Ericsson Inc. (29%), Jen Mar Graphics (27%), Maxlite (14%),
                                                HW Exhibits (14%)
80 Commerce Way..................       8.62    Hey Diddle Diddle Inc. (40%), Idexx Veterinary Services (37%),
                                                Inter-American Safety Council (11%)
100 Commerce Way.................       6.50    Pharmerica Inc. (34%), Minolta Business Systems Inc. (34%),
                                                CCH Incorporated (32%)
120 Commerce Way.................       9.64    Deerfield Healthcare Corp. (100%)
140 Commerce Way.................       9.61    Advanced Image Systems Inc. (20%), MSR Publications Inc.
                                                (19%), Holder Group Inc. (11%), Alpha Testing (10%), Showa
                                                Tool USA Inc. (10%), Telsource Corporation (10%), Universal
                                                Hospital Services (10%)

-----------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX            7.78
-----------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD

1 Westchester Plaza..............      11.40    British Apparel (40%), American Greeting (20%), RS
                                                Knapp (20%), Thin Film Concepts (20%)
2 Westchester Plaza..............      17.00    Board of Cooperative Education (80%), Kin-Tronics (10%),
                                                Squires Productions (10%)
3 Westchester Plaza..............      12.07    Apria Healthcare (32%), Kangol Headwear (28%), V-Band
                                                Corp. (16%), Dental Concepts (12%)
4 Westchester Plaza..............      13.34    Metropolitan Life (38%), EEV Inc. (34%), Arsys Innotech Corp.
                                                (13%)
5 Westchester Plaza..............      13.65    Fujitsu (38%), Rokonet Industries (25%), UA Plumbers
                                                Education (25%), Furniture Etc. (12%)
6 Westchester Plaza..............      12.70    Signacon Controls (28%), Xerox Corp. (28%), Game Parts
                                                (24%), Girard Rubber Co. (13%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES

                                   (CONTINUED)


                                                                                                PERCENTAGE
                                                                                               OF TOTAL 1999
                                                      PERCENTAGE                                  OFFICE,             1999
                                               NET      LEASED       1999         1999          OFFICE/FLEX,        AVERAGE
                                            RENTABLE     AS OF       BASE       EFFECTIVE      AND INDUSTRIAL/     BASE RENT
PROPERTY                            YEAR      AREA     12/31/99      RENT         RENT            WAREHOUSE       PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%)(1)     ($000'S)     ($000'S)        BASE RENT(%)       ($)(4)(6)
                                                                    (2)(6)       (3)(6)
-----------------------------------------------------------------------------------------------------------------------------
7 Westchester Plaza..............   1972     46,200      100.0         643         637               0.14            13.92
8 Westchester Plaza..............   1971     67,200      100.0         871         778               0.19            12.96

11 Clearbrook Road...............   1974     31,800      100.0         327         326               0.07            10.28


75 Clearbrook Road...............   1990     32,720      100.0         816         816               0.18            24.94
150 Clearbrook Road..............   1975     74,900      100.0       1,046       1,018               0.23            13.97

175 Clearbrook Road..............   1973     98,900       98.5       1,340       1,306               0.29            13.76
200 Clearbrook Road..............   1974     94,000       99.8       1,113       1,063               0.24            11.86
250 Clearbrook Road..............   1973    155,000       94.5       1,177       1,152               0.25             8.04

50 Executive Boulevard...........   1969     45,200       97.2         384         375               0.08             8.74
77 Executive Boulevard...........   1977     13,000      100.0         180         179               0.04            13.85
85 Executive Boulevard...........   1968     31,000       83.3         380         371               0.08            14.72
300 Executive Boulevard..........   1970     60,000       99.7         576         576               0.12             9.63

350 Executive Boulevard..........   1970     15,400       98.8         243         243               0.05            15.97
399 Executive Boulevard..........   1962     80,000      100.0         934         921               0.20            11.68

400 Executive Boulevard..........   1970     42,200      100.0         611         558               0.13            14.48
500 Executive Boulevard..........   1970     41,600      100.0         552         542               0.12            13.27

525 Executive Boulevard..........   1972     61,700       99.8         846         830               0.18            13.74

HAWTHORNE
4 Skyline Drive..................   1987     80,600      100.0       1,199       1,102               0.26            14.88
8 Skyline Drive..................   1985     50,000       98.9         673         653               0.15            13.61
10 Skyline Drive.................   1985     20,000      100.0         282         262               0.06            14.10

11 Skyline Drive.................   1989     45,000      100.0         675         660               0.15            15.00

12 Skyline Drive (7).............   1999     46,850      100.0         174         150               0.04            12.79

15 Skyline Drive.................   1989     55,000      100.0         877         804               0.19            15.95

200 Saw Mill River Road..........   1965     51,100      100.0         633         612               0.14            12.39





                                     AVERAGE    TENANTS LEASING 10%
                                    EFFECTIVE   OR MORE OF NET
                                      RENT      RENTABLE AREA PER
PROPERTY                            PER SQ. FT. PROPERTY AS OF
LOCATION                             ($)(5)(6)  12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------
7 Westchester Plaza..............      13.79    Emigrant Savings Bank (69%), Fire End Croker (22%)
8 Westchester Plaza..............      11.58    Mamiya America (24%), Ciba Specialty (19%), Kubra Data
                                                (15%)
11 Clearbrook Road...............      10.25    Eastern Jungle Gym (27%), MCS Marketing (24%), Treetops Inc.
                                                (21%), Creative Medical Supplies (14%), Westchester Party
                                                Rental (14%)
75 Clearbrook Road...............      24.94    Evening Out Inc. (100%)
150 Clearbrook Road..............      13.59    Court Sports I (24%), Philips Medical (18%), Transwestern
                                                Publications (12%)
175 Clearbrook Road..............      13.41    Nextel of New York Inc. (35%), Hypres Inc. (15%)
200 Clearbrook Road..............      11.33    Brunschwig & Fils Inc. (39%), Proftech Corp (20%)
250 Clearbrook Road..............       7.86    AFP Imaging Corp (31%), Prints Plus Inc. (13%),
                                                The Artina Group (14%), Conri Services (10%)
50 Executive Boulevard...........       8.54    MMO Music Group (71%), Medcon Financial (22%)
77 Executive Boulevard...........      13.77    Bright Horizons Children (55%), WNN Corp. (45%)
85 Executive Boulevard...........      14.37    VREX Inc (49%), Westhab Inc. (18%), Saturn II Systems (11%)
300 Executive Boulevard..........       9.63    Varta Batteries (44%), Princeton Ski Outlet (43%), LMG
                                                International Inc. (12%)
350 Executive Boulevard..........      15.97    Copytex Corp. (99%)
399 Executive Boulevard..........      11.51    American Banknote (73%), Wine Enthusiast Inc. (15%)
                                                Brandon of Westchester (12%)
400 Executive Boulevard..........      13.22    Baker Engineering (39%), Ultra Fabrics (25%)
500 Executive Boulevard..........      13.03    Original Consume (36%), Dover Elevator (16%), Angelica Corp.
                                                (16%), Olympia Sports (13%), Philips Medical Systems (13%)
525 Executive Boulevard..........      13.48    Vie De France (59%), New York Blood Center (21%)

HAWTHORNE
4 Skyline Drive..................      13.67    GEC Alsthom Int'l. (60%)
8 Skyline Drive..................      13.21    Clientsoft (69%), Reveo Inc (29%)
10 Skyline Drive.................      13.10    Bi-Tronic Inc/LCA (52%), Phoenix Systems Int'l (32%), Galson
                                                Corp. (16%)
11 Skyline Drive.................      14.67    Cube Computer (41%), Bowthorpe Holdings (19%), Agathon
                                                Machine (12%), Planned Parenthood (11%)
12 Skyline Drive (7).............      11.02    Creative Visual Enterprises (38%), Medelec Inc. (32%), Savin
                                                Corporation (30%)
15 Skyline Drive.................      14.62    Tellabs (47%), Emisphere Technology (23%), Minolta Copier
                                                (16%), Acorda Therapeutics Inc. (14%)
200 Saw Mill River Road..........      11.98    ABSCOA (18%), Walter Degruyter (21%), Monahans Plumbing
                                                (17%), Argents Air Express (12%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES

                                   (CONTINUED)


                                                                                                PERCENTAGE
                                                                                               OF TOTAL 1999
                                                      PERCENTAGE                                  OFFICE,             1999
                                               NET      LEASED       1999         1999          OFFICE/FLEX,        AVERAGE
                                            RENTABLE     AS OF       BASE       EFFECTIVE      AND INDUSTRIAL/     BASE RENT
PROPERTY                            YEAR      AREA     12/31/99      RENT         RENT            WAREHOUSE       PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%)(1)     ($000'S)     ($000'S)        BASE RENT(%)       ($)(4)(6)
                                                                    (2)(6)       (3)(6)
-----------------------------------------------------------------------------------------------------------------------------
YONKERS

1 Odell Plaza....................   1980    106,000      100.0       1,260       1,241               0.27            11.89
5 Odell Plaza....................   1983     38,400       99.6         490         486               0.11            12.81

7 Odell Plaza....................   1984     42,600       99.6         667         649               0.14            15.72

4 Executive Plaza................   1986     80,000       99.9       1,049       1,000               0.23            13.13

6 Executive Plaza................   1987     80,000       88.6         991         986               0.21            13.98

100 Corporate Boulevard..........   1987     78,000       98.2       1,087       1,060               0.23            14.19


200 Corporate Boulevard South....   1990     84,000       99.8       1,378       1,350               0.30            16.44


---------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                2,076,570       98.5      26,468      25,650               5.71            13.14
---------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue..................   1986     88,000       99.7       1,430       1,423               0.31            16.30
500 West Avenue..................   1988     25,000       82.3         334         315               0.07            16.23

550 West Avenue..................   1990     54,000      100.0         809         745               0.17            14.98
600 West Avenue (7)..............   1999     66,000      100.0          37          33               0.01             9.30
650 West Avenue .................   1998     40,000      100.0         635         522               0.14            15.88

---------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX               273,000       98.3       3,245       3,038               0.70            14.24
---------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES.....         4,232,363       93.8      42,859      40,811               9.27            11.24
===========================================================================================================================


                                     AVERAGE    TENANTS LEASING 10%
                                    EFFECTIVE   OR MORE OF NET
                                      RENT      RENTABLE AREA PER
PROPERTY                            PER SQ. FT. PROPERTY AS OF
LOCATION                             ($)(5)(6)  12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------
YONKERS

1 Odell Plaza....................      11.71    Court Sports II (19%), Gannet Satellite (11%)
5 Odell Plaza....................      12.71    Voyetra Technologies (43%), Photo File Inc. (34%), Pharmerica
                                                Inc. (22%)
7 Odell Plaza....................      15.30    US Postal Service (41%), TT Systems Co. (24%), Bright
                                                Horizons (16%)
4 Executive Plaza................      12.51    O.K. Industries (42%), E&B Giftware (22%), Universal Outdoor
                                                Advertising (10%)
6 Executive Plaza................      13.91    Cablevision Systems Corp. (40%), Yonkers Savings & Loan
                                                Assoc. (11%)
100 Corporate Boulevard..........      13.84    MonteFiore Medical Center (28%), Sempra Energy Trading Corp.
                                                (13%), Minami International Corp. (12%), Otis Elevator (11%)
                                                Genzyme Genetics Corp. (11%)
200 Corporate Boulevard South....      16.10    Belmay (32%), Montefiore Medical (23%) Advanced Viral
                                                Research (20%)

------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX             12.71
------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue..................      16.22    Fuji Medical Systems USA Inc. (80%)
500 West Avenue..................      15.31    Lead Trackers (28%), Convergent Communications (26%),
                                                Seneca Media Group Inc. (17%),  M Cohen and Sons Inc. (11%)
550 West Avenue..................      13.80    Lifecodes Corp. (44%), Davidoff of Geneva (33%)
600 West Avenue (7)..............       8.30    Clarence House Imports, Ltd (100%)
650 West Avenue .................      13.05    Davidoff of Geneva (CT) Inc. (100%)

------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX          13.24
------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES.....      10.69
======================================================================================================

                                PROPERTY LISTING

                         INDUSTRIAL/WAREHOUSE PROPERTIES


                                                                                                PERCENTAGE
                                                                                               OF TOTAL 1999
                                                      PERCENTAGE                                  OFFICE,             1999
                                               NET      LEASED       1999         1999          OFFICE/FLEX,        AVERAGE
                                            RENTABLE     AS OF       BASE       EFFECTIVE      AND INDUSTRIAL/     BASE RENT
PROPERTY                            YEAR      AREA     12/31/99      RENT         RENT            WAREHOUSE       PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%)(1)     ($000'S)     ($000'S)        BASE RENT(%)       ($)(4)(6)
                                                                    (2)(6)       (3)(6)
-----------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD

1 Warehouse Lane.................   1957      6,600      100.0          57          56               0.01             8.64
2 Warehouse Lane.................   1957     10,900      100.0         128         126               0.03            11.74
3 Warehouse Lane.................   1957     77,200      100.0         290         279               0.06             3.76
4 Warehouse Lane.................   1957    195,500       97.4       1,906       1,869               0.41            10.01
5 Warehouse Lane.................   1957     75,100       97.1         690         671               0.15             9.46

6 Warehouse Lane ................   1982     22,100      100.0         513         513               0.11            23.21

---------------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES       387,400       98.1       3,584       3,514               0.77             9.43
---------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                             27,365,974       96.5     463,688     450,055              100.0            17.81
===========================================================================================================================




                                     AVERAGE    TENANTS LEASING 10%
                                    EFFECTIVE   OR MORE OF NET
                                      RENT      RENTABLE AREA PER
PROPERTY                            PER SQ. FT. PROPERTY AS OF
LOCATION                             ($)(5)(6)  12/31/99 (6)
-----------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD

1 Warehouse Lane.................       8.48    JP Trucking Service (100%)
2 Warehouse Lane.................      11.56    RJ Bruno Roofing Inc. (55%), Savin Engineers PC (41%)
3 Warehouse Lane.................       3.61    United Parcel Service (100%)
4 Warehouse Lane.................       9.82    San Mar Laboratory (63%), Westinghouse Air Brake (14%)
5 Warehouse Lane.................       9.20    Great Spring Waters of America (48%), E & H Tire Boxing
                                                 (19%), Chamart Exclusives Inc. (16%)
6 Warehouse Lane ................      23.21    Conway Central Express (100%)

---------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES   9.24
---------------------------------------------------------------------------------------------------------


TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                           17.28
=========================================================================================================


(1)  Based on all leases in effect as of December 31, 1999.
(2) Total base rent for 1999, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.
(3) Total base rent for 1999 minus total 1999 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.
(4) Base rent for 1999 divided by net rentable square feet leased at December 31, 1999. For those properties acquired or placed in service during 1999, amounts are annualized, as per Note 7.
(5) Effective rent for 1999 divided by net rentable square feet leased at December 31, 1999. For those properties acquired or placed in service during 1999, amounts are annualized, as per Note 7.
(6)  Excludes space leased by the Company aggregating 122,149 square feet.
(7) As this property was acquired or placed in service by the Company during 1999, the amounts represented in 1999 base rent and 1999 effective rent reflect only that portion of the year during which the Company owned or placed the property in service. Accordingly, these amounts may not be indicative of the property's full year results. For comparison purposes, the amounts represented in 1999 average base rent per sq. ft. and 1999 average effective rent per sq. ft. for this property have been calculated by taking 1999 base rent and 1999 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 1999. These annualized per square foot amounts may not be indicative of the property's results had the Company owned or placed such property in service for the entirety of 1999.
(8)  The property was sold by the Company in 1999.

RETAIL PROPERTIES
The Company owned two stand-alone retail properties as of December 31, 1999, described below:

The Company owns an 8,000 square foot restaurant, constructed in 1986, located at 2 Executive Plaza in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Magic at Yonkers, Inc. for use as a Red Robin restaurant under a 25-year lease. The lease currently provides for fixed annual base rent of $265,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on the consumer price index ("CPI") over a base year CPI. The lease, which expires in June 2012, includes scheduled rent increases in July 2002 to approximately $300,000 annually, and in July 2007 to approximately $345,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 1999 total base rent for the property, calculated in accordance with GAAP, was approximately $257,488.

The Company also owns a 9,300 square foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Fridays under a 10-year lease which provides for fixed annual base rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires in August 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 1999 total base rent for the property, calculated in accordance with GAAP, was approximately $195,294.

LAND LEASES
The Company owned three land leases as of December 31, 1999, described below:

The Company leases land to Star Enterprises, on which a 2,264 square-foot Texaco gas station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provides for annual rent of approximately $145,000 and expires in April 2005. The lease also provides for two five-year renewal options. 1999 total base rent under this lease, calculated in accordance with GAAP, was approximately $144,023.

The Company also leases five acres of land to Rake Realty, on which a 103,500 square-foot office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires in November 2000. 1999 total base rent under this lease, calculated in accordance with GAAP, was approximately $96,653. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

The Company also leases 27.7 acres of land to Home Depot, on which a 134,000 square-foot retail store was constructed, located at the Company's Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey. The net lease, which began on February 1, 1999, provides for annual rent of approximately $298,000 through the fifth year of the lease and fixed annual rent plus a CPI adjustment every five years for the years thereafter and expires in January 2094. The lease also provides an option for Home Depot to purchase the land in 2002. 1999 total base rent under this lease, calculated in accordance with GAAP, was approximately $239,021.

MULTI-FAMILY RESIDENTIAL PROPERTIES
The Company owned two multi-family residential properties, as of December 31, 1999, described below:

TENBY CHASE APARTMENTS, DELRAN, BURLINGTON COUNTY, NEW JERSEY: The Company's multi-family residential property, known as the Tenby Chase Apartments, was built in 1970. The property contains 327 units, comprised of 196 one-bedroom units and 131 two-bedroom units, with an average size of approximately 1,235 square feet per unit. The property had an average monthly rental rate of approximately $765 per unit during 1999 and was approximately 96.0 percent leased as of December 31, 1999. The property had 1999 total base rent of approximately $2.9 million, which represented approximately 0.6 percent of the Company's 1999 total base rent. The average occupancy rate for the property in each of 1999, 1998 and 1997 was 97.1 percent, 96.0 percent, and 95.5 percent, respectively.

25 MARTINE AVENUE, WHITE PLAINS, WESTCHESTER COUNTY, NEW YORK: The Company's multi-family residential property, known as 25 Martine Avenue, was built in 1987. The property contains 124 residential units, comprised of 18 studio units, 71 one-bedroom units and 35 two-bedroom units, with an average size of approximately 722 square feet per unit.

The property had an average monthly rental rate of approximately $1,547 per unit during 1999 and was 96.0 percent leased as of December 31, 1999. The property also has retail space. The property had 1999 total base rent of approximately $2.4 million, which represented approximately 0.5 percent of the Company's 1999 total base rent. The average occupancy rate for the property in each of 1999, 1998 and 1997 was 96.8 percent, 96.4 percent, and 97.6 percent, respectively.

OCCUPANCY

The table below sets forth the year-end percentages of rentable square feet leased in the Company's in-service Consolidated Properties for the last five years:


                                                       Percentage of
          Year ended December 31,                  Square Feet Leased (%)
          ---------------------------------------------------------------
          1999                                             96.5

          1998                                             96.6

          1997                                             95.8

          1996                                             96.4

          1995                                             92.5


SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company's 20 largest tenants for the Consolidated Properties as of December 31, 1999, based upon annualized base rents:


                                                                     Percentage of
                                                 Annualized             Company          Square       Percentage of        Year of
                                  Number of      Base Rental        Annualized Base       Feet        Total Company         Lease
                                 Properties    Revenue ($) (1)    Rental Revenue (%)     Leased     Leased Sq.Ft. (%)    Expiration
-----------------------------------------------------------------------------------------------------------------------------------
AT&T Corporation                     6            15,433,135             3.3           1,034,779         4.0              2009 (2)
Donaldson, Lufkin &
  Jenrette Securities Corp.          2            14,358,974             3.1             589,368         2.3              2010 (3)
AT&T Wireless Services               2             8,199,959             1.8             382,030         1.5              2007 (4)
IBM Corporation                      5             7,553,299             1.6             391,910         1.5              2007 (5)
Prentice-Hall Inc.                   1             6,744,495             1.4             474,801         1.8              2014
Allstate Insurance Company          10             6,377,507             1.4             293,820         1.1              2009 (6)
Nabisco Inc.                         2             5,467,178             1.2             300,378         1.2              2005
Toys `R' US - NJ, Inc.               1             5,342,672             1.1             242,518         0.9              2012
American Institute of Certified
 Public Accountants                  1             4,981,357             1.1             249,768         1.0              2012
Keystone Mercy Health Plan           3             4,636,015             1.0             203,334         0.8              2015 (7)
Board of Gov./Federal Reserve        1             4,605,090             1.0             117,008         0.4              2009 (8)
Dean Witter Trust Company            1             4,319,508             0.9             221,019         0.8              2008
Winston & Strawn                     1             4,293,026             0.9             108,100         0.4              2003
CMP Media Inc.                       1             4,206,598             0.9             206,274         0.8              2014
KPMG Peat Marwick, LLP               2             3,824,080             0.8             161,760         0.6              2007 (9)
Move.com                             1             3,701,763             0.8              94,917         0.4              2006
Bank of Tokyo - Mitsubishi Ltd.      1             3,378,923             0.7             137,076         0.5              2009
Bankers Trust Harborside Inc.        1             3,272,500             0.7             385,000         1.5              2003
PNC Bank N.A.                        4             3,207,902             0.7             149,930         0.6              2004(10)
Cendant Operations Inc.              1             3,117,051             0.7             148,431         0.6              2008
----------------------------------------------------------------------------------------------------------------------------------
Totals                                           117,021,032            25.1           5,892,221        22.7
==================================================================================================================================


(1) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 39,183 square feet expire February 2000; 3,950 square feet expire August 2000; 66,268 square feet expire December 2000; 63,278 square feet expire May 2004; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.
(3) 426,691 square feet expire July 2009; 162,677 square feet expire September 2010.
(4) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 24,081 square feet expire June 2007.
(5) 29,157 square feet expire October 2000; 28,289 square feet expire January 2002; 1,065 square feet expire November 2002; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(6) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire November 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(7)  32,171 square feet expire January 2003; 171,163 square feet expire April
     2015.
(8)  94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(9) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.
(10) 107,320 square feet expire February 2000; 15,802 square feet expire August 2003; 26,808 square feet expire October 2004.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Company's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning January 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration      Expiring (1)       (Sq. Ft.)       Leases (%) (2)      Leases ($) (3)        Leases ($)          Leases (%)
-----------------------------------------------------------------------------------------------------------------------------------
2000..........        548         2,998,702             11.5              51,235,987            17.09              11.0

2001..........        504         3,052,745             11.8              49,449,363            16.20              10.6

2002..........        525         3,505,201             13.5              61,682,311            17.60              13.3

2003..........        396         3,624,579             14.0              63,261,015            17.45              13.6

2004..........        304         2,162,726              8.3              40,731,720            18.83               8.7

2005..........        144         2,243,557              8.6              42,629,493            19.00               9.2

2006..........         70         1,074,250              4.1              22,939,184            21.35               4.9

2007..........         49         1,318,491              5.1              26,917,633            20.42               5.8

2008..........         39         1,545,752              6.0              24,575,681            15.90               5.3

2009..........         42         1,522,241              5.9              30,025,843            19.72               6.4

2010..........         36           756,819              2.9              16,200,363            21.41               3.5

2011 and thereafter    29         2,146,879              8.3              35,904,699            16.72               7.7
-----------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,686        25,951,942           100.0(4)           465,553,292            17.94             100.0
===================================================================================================================================


(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of December 31, 1999.
(3) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to Company's total net rentable square footage is as follows:


                                                                                  Square Feet       Percentage of Total
                                                                                 ------------       -------------------
Square footage leased to commercial tenants                                        25,951,942             94.8%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                                           459,529               1.7
Square footage unleased                                                              971,803               3.5
                                                                                 -----------               ---
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)                    27,383,274             100.0%
                                                                                 ===========             ======


SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning January 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                  Percentage Of                             Rent Per Net
                                Net Rentable      Total Leased           Annualized           Rentable          Percentage Of
                               Area Subject        Square Feet           Base Rental         Square Foot         Annual Base
                  Number Of      To Expiring     Represented By         Revenue Under        Represented         Rent Under
Year Of            Leases          Leases           Expiring              Expiring           By Expiring          Expiring
Expiration      Expiring (1)      (Sq. Ft.)      Leases (%) (2)        Leases ($) (3)        Leases ($)          Leases (%)
-----------------------------------------------------------------------------------------------------------------------------------
2000..........        462         2,441,089             11.3              45,084,047            18.47              10.8

2001..........        418         2,366,837             11.0              42,048,690            17.77              10.1

2002..........        433         2,717,232             12.6              53,518,196            19.70              12.9

2003..........        329         3,016,261             14.0              57,168,583            18.95              13.7

2004..........        259         1,706,502              7.9              35,597,604            20.86               8.6

2005..........        113         1,932,315              8.9              38,865,317            20.11               9.3

2006..........         58           841,925              3.9              19,021,919            22.59               4.6

2007..........         41         1,183,060              5.5              24,984,398            21.12               6.0

2008..........         36         1,396,157              6.5              23,633,823            16.93               5.7

2009..........         30         1,361,491              6.3              27,943,453            20.52               6.7

2010..........         32           674,908              3.1              15,062,093            22.32               3.6

2011 and thereafter    23         1,946,191              9.0              33,432,650            17.18               8.0
-----------------------------------------------------------------------------------------------------------------------------------
Total/Weighted
  Average           2,234        21,583,968            100.0             416,360,773            19.29             100.0
===================================================================================================================================


(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of December 31, 1999.
(3) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning January 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration      Expiring (1)      (Sq. Ft.)        Leases (%) (2)     Leases ($)  (3)        Leases ($)          Leases (%)
-----------------------------------------------------------------------------------------------------------------------------------
2000..........         79           532,124             13.4               5,862,366            11.02              13.0

2001..........         81           654,361             16.5               6,796,646            10.39              15.1

2002..........         90           741,529             18.7               7,666,408            10.34              17.0

2003..........         64           516,844             13.0               5,660,683            10.95              12.5

2004..........         37           273,404              6.9               3,234,111            11.83               7.2

2005..........         31           311,242              7.8               3,764,176            12.09               8.3

2006..........         12           232,325              5.8               3,917,265            16.86               8.7

2007..........          8           135,431              3.4               1,933,235            14.27               4.3

2008..........          3           149,595              3.8                 941,858             6.30               2.1

2009..........         11           148,950              3.8               1,976,190            13.27               4.4

2010..........          4            81,911              2.1               1,138,270            13.90               2.5

2011 and thereafter     5           192,688              4.8               2,207,049            11.45               4.9
-----------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average             425         3,970,404            100.0              45,098,257            11.36             100.0
===================================================================================================================================


(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of December 31, 1999.
(3) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning January 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration      Expiring (1)      (Sq. Ft.)        Leases (%) (2)      Leases ($) (3)        Leases ($)        Leases (%)
-----------------------------------------------------------------------------------------------------------------------------------
2000..........          7            25,489              6.7                 289,574            11.36               8.0

2001..........          5            31,547              8.3                 604,027            19.15              16.6

2002..........          2            46,440             12.2                 497,707            10.72              13.7

2003..........          3            91,474             24.1                 431,749             4.72              11.9

2004..........          7           173,520             45.6               1,705,005             9.83              46.9

2009..........          1            11,800              3.1                 106,200             9.00               2.9
-----------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average              25           380,270            100.0               3,634,262             9.56             100.0
===================================================================================================================================


(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of December 31, 1999.
(3) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rent revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning January 1, 2000, assuming that none of the tenants exercise renewal options:


                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration      Expiring (1)      (Sq. Ft.)          Leases (%)        Leases ($) (2)        Leases ($)        Leases (%)
----------------------------------------------------------------------------------------------------------------------------------
2004..........          1             9,300             53.8                 195,000            20.97              42.4

2012 .........          1             8,000             46.2                 265,000            33.12              57.6
----------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2            17,300            100.0                 460,000            26.59             100.0
==================================================================================================================================


(1)  Includes stand-alone retail property tenants only.
(2) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company's 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties for the month of December 1999:


                                                        Annualized        Percentage of                   Percentage of
                                                        Base Rental          Company          Square      Total Company
                                                          Revenue        Annualized Base       Feet          Leased
Industry Classification                                 ($) (1) (2)    Rental Revenue (%)     Leased       Sq. Ft. (%)
-----------------------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial       52,018,118         11.2               2,391,790        9.2
Manufacturing                                           44,518,089          9.6               2,740,177       10.6
Telecommunications                                      35,452,100          7.6               2,242,479        8.6
Computer System Design Svcs.                            31,650,631          6.8               1,728,631        6.7
Insurance Carriers & Related Assistance                 31,485,722          6.8               1,662,248        6.4
Legal Services                                          26,549,719          5.7               1,218,223        4.7
Credit Intermediation & Related Activities              22,226,073          4.8               1,325,045        5.1
Health Care & Social Assistance                         19,484,478          4.2               1,041,366        4.0
Wholesale Trade                                         17,707,823          3.8               1,278,771        4.9
Accounting/Tax Prep.                                    15,642,255          3.3                 747,054        2.9
Other Professional                                      14,327,844          3.1                 881,399        3.4
Information Services                                    14,266,296          3.1                 687,066        2.6
Retail Trade                                            13,380,782          2.9                 817,756        3.1
Publishing Industries                                   12,459,014          2.7                 560,583        2.2
Arts, Entertainment & Recreation                        11,484,674          2.5                 792,278        3.1
Public Administration                                    9,939,273          2.1                 331,504        1.3
Transportation                                           9,616,619          2.1                 712,852        2.7
Other Services (except Public Administration)            9,006,173          1.9                 748,671        2.9
Advertising/Related Services                             7,557,329          1.6                 370,725        1.4
Data Processing Services                                 7,500,019          1.6                 339,407        1.3
Scientific Research/Development                          7,294,935          1.6                 424,503        1.6
Management of Companies & Finance                        6,607,582          1.4                 361,209        1.4
Architectural/Engineering                                6,306,890          1.3                 350,949        1.3
Management/Scientific                                    5,777,511          1.2                 303,486        1.2
Real Estate & Rental & Leasing                           5,407,226          1.2                 306,110        1.2
Monetary Authorities - Central Banks                     4,817,648          1.0                 275,899        1.1
Construction                                             4,354,039          0.9                 258,203        1.0
Utilities                                                3,715,592          0.8                 182,912        0.7
Educational Services                                     3,216,491          0.7                 189,602        0.7
Admin. & Support, Waste Mgt. & Remediation Svc.          2,936,111          0.6                 222,539        0.9
Other                                                    8,846,236          1.9                 458,505        1.8
-----------------------------------------------------------------------------------------------------------------------------------
Totals                                                 465,553,292        100.0              25,951,942      100.0
===================================================================================================================================


(1) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(3) The Company's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which is replacing the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

The following table lists the Company's 25 largest markets (MSAs), based on annualized contractual base rent of the Consolidated Properties for the month of December 1999:


                                                   Annualized       Percentage of
                                                   Base Rental         Company              Total
                                                     Revenue       Annualized Base      Property Size     Percentage of
Market (MSA)                                       ($) (1) (2)    Rental Revenue (%)   Rentable Area     Rentable Area (%)
-----------------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                  80,505,681         17.3               4,530,091          16.5
New York, NY (Westchester-Rockland Counties)        71,202,243         15.3               4,355,070          15.9
Newark, NJ (Essex-Morris-Union Counties)            68,909,133         14.8               3,671,218          13.4
Jersey City, NJ                                     49,717,878         10.7               2,508,700           9.2
Philadelphia, PA-NJ                                 36,771,791          7.9               2,597,058           9.5
Washington, DC-MD-VA                                18,112,798          3.9                 616,549           2.2
Denver, CO                                          16,795,658          3.6               1,007,931           3.7
Dallas, TX                                          13,669,100          2.9                 959,463           3.5
Trenton, NJ (Mercer County)                         13,272,301          2.9                 672,365           2.5
Middlesex-Somerset-Hunterdon, NJ                    12,248,874          2.6                 659,041           2.4
San Antonio, TX                                     11,392,112          2.4                 940,302           3.4
San Francisco, CA                                    9,983,451          2.1                 450,891           1.6
Houston, TX                                          8,724,516          1.9                 700,008           2.6
Stamford-Norwalk, CT                                 8,545,912          1.8                 527,250           1.9
Monmouth-Ocean, NJ                                   6,414,352          1.4                 577,423           2.1
Nassau-Suffolk, NY                                   5,762,698          1.2                 261,849           1.0
Austin-San Marcos, TX                                5,500,942          1.2                 270,703           1.0
Phoenix-Mesa, AZ                                     5,411,031          1.2                 416,967           1.5
Tampa-St. Petersburg-Clearwater, FL                  3,803,349          0.8                 297,429           1.1
Boulder-Longmont, CO                                 3,543,931          0.8                 270,421           1.0
Omaha, NE-IA                                         3,082,228          0.7                 319,535           1.2
Bridgeport, CT                                       2,985,077          0.6                 145,487           0.5
Colorado Springs, CO                                 2,832,524          0.6                 209,987           0.8
Dutchess County, NY                                  2,180,658          0.5                 118,727           0.4
Atlantic-Cape May, NJ                                1,467,725          0.3                  80,344           0.3
Other                                                2,717,329          0.6                 218,465           0.8
-----------------------------------------------------------------------------------------------------------------------------------
Totals                                             465,553,292        100.0              27,383,274         100.0
===================================================================================================================================


(1) Annualized base rental revenue is based on actual December 1999 billings times 12. For leases whose rent commences after January 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

THE COMPANY'S REAL ESTATE MARKETS

The Company's Properties are located primarily in the Northeast, including a predominant presence in New Jersey, New York and Pennsylvania. The following is a discussion of the markets within which substantially all of the Company's properties are located:

NORTHERN NEW JERSEY
The Northern New Jersey market consists of Bergen, Essex, Hudson, Morris and Passaic Counties. Northern New Jersey's five counties are part of the greater New York metropolitan area, are less than a 45 minute drive from Manhattan, and are widely regarded as major centers for corporate and international business. The region has direct access to New York City by public transportation and extensive road networks. In addition to being home to the two largest cities in New Jersey, Newark and Jersey City, Newark International Airport and the New York/New Jersey Harbor are also located within the five-county boundary. Overall vacancy rates have declined in the Northern New Jersey market for six out of the last seven years as a direct result of an increase in leasing activity and net absorption levels. Build-to-suit activity is present, and selective speculative construction exists. The Company owns or has an interest in approximately 10.1 million square feet of office and office/flex space in Northern New Jersey.

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

SUBURBAN PHILADELPHIA, PENNSYLVANIA
The Suburban Philadelphia market consists of six counties in Pennsylvania on the west side of the Delaware River and eight counties in New Jersey on the east side of the Delaware River. The Pennsylvania counties consist of Bucks, Chester, Delaware, Montgomery, Lehigh and Northampton Counties. These six counties surround the city of Philadelphia, are home to many affluent communities, and are regarded as major centers for corporate and international business. The areas are served by an extensive highway network allowing easy access to Philadelphia International Airport and the Port of Philadelphia. Over the last few years, the overall vacancy rate in this region has declined as a result of strong leasing activity and moderate new construction. The New Jersey counties consist of Burlington, Camden, Atlantic, Ocean, Gloucester, Salem, Cumberland and Cape May Counties. This market has extensive geographic boundaries, stretching from the Delaware River to the Atlantic Ocean and Atlantic City. This region is mainly suburban and is home to many affluent communities, and Atlantic City, one of the nation's largest centers for gaming/tourism. The Company owns and operates approximately 2.7 million square feet of office and office/flex space and a 327-unit multi-family residential complex in Suburban Philadelphia.

WESTCHESTER COUNTY, NEW YORK
Westchester County, New York, is located immediately north of New York City and is accessible to New York City by public transportation and through an extensive road network. Westchester County has a population of almost 900,000 and is considered to be one of the most prestigious counties surrounding New York City. The Company owns and operates approximately 3.8 million square feet of office and office/flex space, 387,400 square feet of industrial/warehouse space, a 124-unit multi-family residential property, two stand-alone retail properties, and two land leases in Westchester County, New York.

ROCKLAND COUNTY, NEW YORK
Rockland County, New York is located north of the New Jersey/New York border directly adjacent to Bergen County. Rockland County has excellent highway access to both New York City via Interstate 87 and to New Jersey via Interstate 287. The Company owns or has an interest in approximately 412,000 square feet of office and office/flex space in Rockland County.

FAIRFIELD COUNTY, CONNECTICUT
Fairfield County, Connecticut is the county in Connecticut closest in proximity to New York City. It has direct access to New York City via public transportation and through an extensive road network. The county is home to 10 Fortune 500 headquarters and there has been a substantial decline in vacancy during the past three years. The Company owns and operates approximately 673,000 square feet of office and office/flex space in Fairfield County.

WASHINGTON, DISTRICT OF COLUMBIA
Washington, D.C. is bordered by the state of Maryland on its northern and eastern borders and the state of Virginia on its western and southern borders. Washington, D.C. is served by an extensive highway network. Most notable is Interstate 495, the "Beltway" which surrounds Washington and affords access to all of the surrounding suburbs in both Maryland and Virginia. The Company owns and operates approximately 495,000 square feet of office space in the District of Columbia.

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

HOUSTON, TEXAS
The Houston office market is comprised primarily of the city of Houston and its surrounding suburbs. Houston is a major location of Fortune 500 companies' headquarters. Houston is also a major port serving the southern portion of the United States. The Company owns or has an interest in approximately 1.0 million square feet of office space in the Houston market.

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

PHOENIX, ARIZONA
The Phoenix market is comprised primarily of the city of Phoenix and several suburbs to the north and west, including Scottsdale. Phoenix is the focal point of Arizona, in addition to being the state capital. It is the location of numerous corporate headquarters and regional headquarter facilities. The Phoenix market has been considered one of the most rapidly growing markets in the country. The Company owns and operates approximately 417,000 square feet of office space in the Phoenix market.

DENVER, COLORADO
The Denver Market is comprised primarily of the city of Denver and several suburbs to the north, east, and south. Denver is the focal point of Colorado, in addition to being the state capital. It is the location of numerous corporate headquarters, with a large emergence of high-technology and telecommunications industries. Its new airport could become a major transportation artery for the near-western states. The Company owns and operates approximately 1.3 million square feet of office space in the Denver market.

SAN FRANCISCO, CALIFORNIA
The San Francisco market is comprised primarily of the city of San Francisco and its surrounding suburbs. San Francisco is the second largest financial center in the nation, after New York, and is home to the booming high-technology/e-commerce industry. The Company owns or has an interest in approximately 757,000 square feet of office space in the city of San Francisco.

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

MARKET INFORMATION

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 1999 and 1998, respectively:

              For the Year Ended December 31, 1999:


                                             HIGH        LOW          CLOSE
                                             ----        ---          -----
              First Quarter                $31.8750    $27.0000      $29.3750
              Second Quarter               $33.6250    $27.1875      $30.9375
              Third Quarter                $30.8125    $25.7500      $26.8215
              Fourth Quarter               $26.8125    $23.1250      $26.0625

              For the Year Ended December 31, 1998:

                                            HIGH          LOW         CLOSE
                                            ----          ---         -----
              First Quarter               $41.2500     $36.7500      $39.0625
              Second Quarter              $39.3125     $31.5000      $34.3750
              Third Quarter               $35.6250     $26.1250      $30.0000
              Fourth Quarter              $32.1250     $26.8750      $30.8750


On February 18, 2000, the closing Common Stock sales price on the NYSE was $23.9375 per share.

HOLDERS

On February 18, 2000, the Company had 396 common shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

Reference is made to Notes 3 (1997 Transactions) and 11 of the Consolidated Financial Statements contained in Item 14 of this Form 10-K for a description of equity issuances of common and preferred Units in the Operating Partnership (and warrants exercisable for common units) which are redeemable under certain circumstances for shares of Common Stock in the Company. All of such equity issuances were issued to the holders directly by the Company without the use of an underwriter or placement agent and without registration under the Securities Act of 1933, as amended, pursuant to the private placement exemption contained in Section 4(2) of such Act. Reference also is made to Note 16 (Stock Warrants) contained in Item 14 of this Form 10-K for a description of equity issuances of warrants to purchase Common Stock of the Company. All of such warrants were issued to the holders (who are executives of the Company) directly by the Company without the use of an underwriter or placement agent and without registration under the Securities Act pursuant to the private placement exemption contained in Section 4(2) of such Act.

DIVIDENDS AND DISTRIBUTIONS

The dividends and distributions payable at December 31, 1999 represents dividends payable to shareholders of record as of January 4, 2000 (58,450,552 shares), distributions payable to minority interest common unitholders (8,153,710 common units) on that same date and preferred distributions to preferred unitholders (229,304 preferred units) for the fourth quarter 1999. The fourth quarter 1999 dividends and common unit distributions of $0.58 per share and per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on December 17, 1999 and paid on January 21, 2000.

The dividends and distributions payable at December 31, 1998 represents dividends payable to shareholders of record as of January 6, 1999 (57,266,737 shares), distributions payable to minority interest common unitholders (9,086,585 common units) on that same date and preferred distributions to preferred unitholders (250,256 preferred units) for the fourth quarter 1998. The fourth quarter 1998 dividends and common unit distributions of $0.55 per share and per common unit (pro-rated for units issued during the quarter), as well as fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on December 15, 1998 and paid on January 26, 1999.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company. The consolidated selected operating, balance sheet and cash flow data of the Company as of December 31, 1999, 1998, 1997, 1996 and 1995, and for the periods then ended have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants.


OPERATING DATA                                                            Year Ended December 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                       1999         1998         1997         1996          1995
----------------------------------------------------------------------------------------------------------------------
Total revenues                                     $   551,484  $   493,699     $249,801  $    95,472   $    62,335
Operating and other expenses                       $   168,651  $   150,448     $ 75,353  $    29,662   $    20,705
General and administrative                         $    25,480  $    24,828     $ 15,659  $     5,800   $     3,712
Depreciation and amortization                      $    87,209  $    78,916     $ 36,825  $    14,731   $    10,655
Interest expense                                   $   102,960  $    88,043     $ 39,078  $    13,758   $    10,117
Non-recurring charges                              $    16,458  $        --     $ 46,519           --            --
Income before minority interests and
 extraordinary item                                $   150,726  $   151,464     $ 36,367  $    37,179   $    17,146
Income before extraordinary item                   $   119,739  $   118,951     $  4,988  $    32,419   $    13,638
Basic earnings per share - before extraordinary
 item                                              $      2.05  $      2.13     $   0.13  $      1.76   $      1.23
Diluted earnings per share - before extraordinary
  item                                             $      2.04  $      2.11     $   0.12  $      1.73   $      1.22
Dividends declared per common share                $      2.26  $      2.10     $   1.90  $      1.75   $      1.66
Basic weighted average shares outstanding               58,385       55,840       39,266       18,461        11,122
Diluted weighted average shares outstanding             67,133       63,893       44,156       21,436        14,041



BALANCE SHEET DATA                                                            December 31,
IN THOUSANDS                                              1999         1998         1997         1996          1995
----------------------------------------------------------------------------------------------------------------------
Rental property, before accumulated depreciation
 and amortization                                  $ 3,654,845  $ 3,467,799  $ 2,629,616  $   853,352   $   387,675
Total assets                                       $ 3,629,601  $ 3,452,194  $ 2,593,444  $ 1,026,328   $   363,949
Mortgages and loans payable                        $ 1,490,175  $ 1,420,931  $   972,650  $   268,010   $   135,464
Total liabilities                                  $ 1,648,844  $ 1,526,974  $ 1,056,759  $   297,985   $   150,058
Minority interests                                 $   538,875  $   501,313  $   379,245  $    26,964   $    28,083
Stockholders' equity                               $ 1,441,882  $ 1,423,907  $ 1,157,440  $   701,379   $   185,808


OTHER DATA                                                                 Year Ended December 31,
IN THOUSANDS                                              1999         1998         1997         1996          1995
------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities        $  243,638   $   208,761  $    98,142  $    46,823   $    28,446
Cash flows used in investing activities            $ (195,178)  $  (749,067) $  (939,501) $  (307,752)  $  (133,736)
Cash flows (used in) provided by financing
  activities                                       $  (45,598)  $   543,411  $   639,256  $   464,769   $    99,863
Funds from operations (1), before distributions to
 preferred unitholders                             $  244,240   $   216,949  $   111,752  $    45,220   $    27,397
Funds from operations (1), after distributions to
 preferred unitholders                             $  228,764   $   200,636  $   110,864  $    45,220   $    27,397


------------------------

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

The following comparisons for the year ended December 31, 1999 ("1999"), as compared to the year ended December 31, 1998 ("1998") and for 1998, as compared to the year ended December 31, 1997 ("1997") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at December 31, 1997 (for the 1999 versus 1998 comparison) and which represents all in-service properties owned by the Company at December 31, 1996 (for the 1998 versus 1997 comparison), (ii) the effect of the acquisition of the RM Properties on January 31, 1997, (iii) the effect of the acquisition of the Mack Properties on December 11, 1997, (iv) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Company from January 1, 1998 through December 31, 1999 (for the 1999 versus 1998 comparison) and which represents all properties acquired or placed in service by the Company from January 1, 1997 through December 31, 1998 excluding RM Properties and Mack Properties (for the 1998 versus 1997 comparison) and (v) the effect of the "Dispositions", which refers to the Company's sale of its property at 400 Alexander Road, Princeton, New Jersey on November 15, 1999 and its property at 20002 North 19th Avenue, Phoenix, Arizona on December 15, 1999.

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998


                                                     Year Ended
                                                     December 31,                 Dollar             Percent
(IN THOUSANDS)                                   1999              1998           Change             Change
--------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                  $ 469,853         $ 427,528          $42,325               9.9%
Escalations and recoveries from tenants        62,182            51,981           10,201              19.6
Parking and other                              15,915            10,712            5,203              48.6
--------------------------------------------------------------------------------------------------------------
   Sub-total                                  547,950           490,221           57,729              11.8

Equity in earnings of
   unconsolidated joint ventures                2,593             1,055            1,538             145.8
Interest income                                   941             2,423           (1,482)            (61.2)
--------------------------------------------------------------------------------------------------------------
   Total revenues                             551,484           493,699           57,785              11.7
--------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                              57,382            48,297            9,085              18.8
Utilities                                      41,580            38,440            3,140               8.2
Operating services                             69,689            63,711            5,978               9.4
--------------------------------------------------------------------------------------------------------------
   Sub-total                                  168,651           150,448           18,203              12.1

General and administrative                     25,480            24,828              652               2.6
Depreciation and amortization                  87,209            78,916            8,293              10.5
Interest expense                              102,960            88,043           14,917              16.9
Non-recurring charges                          16,458                --           16,458               --
--------------------------------------------------------------------------------------------------------------
   Total expenses                             400,758           342,235           58,523              17.1
--------------------------------------------------------------------------------------------------------------

Income before gain on sale of
   rental property, minority
   interests and extraordinary item           150,726           151,464             (738)             (0.5)
Gain on sale of rental property                 1,957                --            1,957               --
--------------------------------------------------------------------------------------------------------------

Income before minority interests and
   extraordinary item                         152,683           151,464            1,219               0.8
Minority interests:
   Operating partnership                       32,865            32,513              352               1.1
   Partially-owned properties                      79                --               79               --
--------------------------------------------------------------------------------------------------------------

Income before extraordinary item              119,739           118,951              788               0.7
Extraordinary item - loss on early
   retirement of debt (net of minority
   interest's share of $297 in 1998)               --            (2,373)           2,373            (100.0)
--------------------------------------------------------------------------------------------------------------
Net income                                  $ 119,739         $ 116,578          $ 3,161               2.7%
==============================================================================================================


The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties, Same-Store Properties and Dispositions (in thousands).


                                                               Acquired           Same-Store
                                          Total Company       Properties          Properties         Dispositions
                                         --------------     ---------------     --------------      ---------------
                                         Dollar  Percent    Dollar   Percent    Dollar   Percent    Dollar   Percent
                                         Change  Change     Change   Change     Change   Change     Change   Change
----------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                            $  42,325    9.9%   $ 32,519     7.6%  $  10,007     2.4%  $   (201)   (0.1)%
Escalations and recoveries
   from tenants                          10,201   19.6       5,404    10.4       4,800     9.2         (3)    0.0
Parking and other                         5,203   48.6       2,601    24.3       2,585    24.1         17     0.2
----------------------------------------------------------------------------------------------------------------------
   Total                              $  57,729   11.8%   $ 40,524     3.6%  $  17,392     8.3%  $   (187)   (0.1)%
======================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                     $   9,085   18.8%   $  5,817    12.1%  $   3,300     6.8%  $    (32)   (0.1)%
Utilities                                 3,140    8.2       2,738     7.2         400     1.0          2     0.0
Operating services                        5,978    9.4       6,210     9.8        (165)   (0.3)       (67)   (0.1)
----------------------------------------------------------------------------------------------------------------------
   Total                              $  18,203   12.1%   $ 14,765     9.8%  $   3,535     2.4%  $    (97)   (0.1)%
======================================================================================================================

OTHER DATA:
Number of Consolidated Properties           253                 66                 187                  2
Square feet (in thousands)           27,383,274          5,607,666          21,775,608            189,851


Base rents for the Same-Store Properties increased $10.0 million, or 2.4 percent, for 1999 as compared to 1998, due primarily to rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $4.8 million, or 9.2 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $2.6 million, or 24.1 percent, due primarily to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $3.3 million, or 6.8 percent, for 1999 as compared to 1998, due primarily to property tax rate increases in certain municipalities in 1999. Utilities for the Company increased $3.1 million, or 8.2 percent, for 1999 as compared to 1998, due substantially to the Acquired Properties. Operating services for the Same-Store Properties decreased $0.2 million, or 0.3 percent, due primarily to a reduction in maintenance costs incurred.

Equity in earnings of unconsolidated joint ventures increased $1.5 million in 1999 as compared to 1998. This is due primarily to additional joint venture investments made by the Company (see Note 4 to the Financial Statements).

Interest income decreased by approximately $1.5 million, or 61.2 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998.

General and administrative increased by $0.7 million, or 2.6 percent, for 1999 as compared to 1998. This increase is due primarily to increased payroll and related costs in 1999.

Depreciation and amortization increased by $8.3 million, or 10.5 percent, for 1999 over 1998. Of this increase, $4.8 million or 6.1 percent, is attributable to the Acquired Properties, and $3.5 million, or 4.4 percent, is due to the Same-Store Properties.

Interest expense increased $14.9 million, or 16.9 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Company's revolving credit facilities generally as a result of Company acquisitions in 1998. These increases were partially offset by the reduction in spread over LIBOR due to the 1998 Unsecured Facility signed in April 1998 and the achievement by the Company of investment grade credit ratings in November 1998.

Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 14 to the Financial Statements).

Income before gain on sale of rental property, minority interests and extraordinary item decreased to $150.7 million in 1999 from $151.5 million in 1998. The decrease of approximately $0.8 million is due to the factors discussed above.

Net income increased by $3.1 million, from $116.6 million in 1998 to $119.7 million in 1999. This increase was a result of an extraordinary item of $2.4 million (net of minority interest) due to early retirement of debt in 1998, and a gain on sale of rental property of $1.9 million in 1999. These were partially offset by a decrease in income before gain on sale of rental property, minority interests and extraordinary item of $0.8 million and an increase in minority interests of $0.4 million.

      YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997


                                                       Years Ended
                                                      December 31,                Dollar             Percent
(IN THOUSANDS)                                   1998              1997           Change             Change
----------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                  $  427,528         $  206,215        $221,313            107.3%
Escalations and recoveries from tenants         51,981             31,130          20,851             67.0
Parking and other                               10,712              6,910           3,802             55.0
----------------------------------------------------------------------------------------------------------------
   Sub-total                                   490,221            244,255         245,966            100.7

Equity in earnings of
   unconsolidated joint ventures                 1,055                 --           1,055             --
Interest income                                  2,423              5,546          (3,123)           (56.3)
----------------------------------------------------------------------------------------------------------------
   Total revenues                              493,699            249,801         243,898             97.6
----------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                               48,297             25,992          22,305             85.8
Utilities                                       38,440             18,246          20,194            110.7
Operating services                              63,711             31,115          32,596            104.8
----------------------------------------------------------------------------------------------------------------
   Sub-total                                   150,448             75,353          75,095             99.7

General and administrative                      24,828             15,659           9,169             58.6
Depreciation and amortization                   78,916             36,825          42,091            114.3
Interest expense                                88,043             39,078          48,965            125.3
Non-recurring charges                               --             46,519         (46,519)          (100.0)
----------------------------------------------------------------------------------------------------------------
   Total expenses                              342,235            213,434         128,801             60.3
----------------------------------------------------------------------------------------------------------------

Income before minority interest and
   extraordinary item                          151,464             36,367         115,097            316.5
Minority interest                               32,513             31,379           1,134              3.6
----------------------------------------------------------------------------------------------------------------

Income before extraordinary item               118,951              4,988         113,963          2,284.7
----------------------------------------------------------------------------------------------------------------

Extraordinary item - loss on early
   retirement of debt (net of minority
   interest's share of $297 and $402)           (2,373)            (3,583)          1,210            (33.8)
----------------------------------------------------------------------------------------------------------------
Net income                                  $  116,578         $    1,405        $115,173          8,197.4%
================================================================================================================


The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties, Same-Store Properties, RM Properties and Mack Properties (in thousands):


                                                Acquired         Same-Store
                            Total Company      Properties        Properties      RM Properties    Mack Properties
                          ----------------  ----------------  ---------------   ---------------   ---------------
                          Dollar   Percent  Dollar   Percent  Dollar  Percent   Dollar  Percent   Dollar  Percent
                          Change   Change   Change   Change   Change  Change    Change   Change   Change  Change
-------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL
   OPERATIONS:
Base rents               $221,313  107.3%   $75,052  36.4%     $1,834   0.9%    $5,539   2.7%    $138,888  67.3%
Escalations and
    recoveries
    from tenants           20,851   67.0      9,070  29.1         403   1.3        222   0.7       11,156  35.9
Parking and other           3,802   55.0          0   0.0       3,341  48.3        461   6.7            0   0.0
-------------------------------------------------------------------------------------------------------------------
   Total                 $245,966  100.7%   $84,122  34.5%     $5,578   2.3%    $6,222   2.5%    $150,044  61.4%
===================================================================================================================

PROPERTY EXPENSES:
Real estate taxes         $22,305   85.8%    $8,796  33.8%      $835    3.2%   $1,013    3.9%     $11,661  44.9%
Utilities                  20,194  110.7      6,184  33.9        355    1.9      (212)  (1.2)      13,867  76.1
Operating services         32,596  104.8     12,241  39.3     (1,327)  (4.3)    1,080    3.5       20,602  66.3
-------------------------------------------------------------------------------------------------------------------
   Total                  $75,095   99.7%   $27,221  36.2%     $(137)  (0.2)%  $1,881    2.5%     $46,130  61.2%
===================================================================================================================

OTHER DATA:
Number of Consolidated
   Properties                 244                68                57               65                 54
Square feet
   (in thousands)      26,834,983         6,365,474         7,134,551        4,102,220          9,232,738


Base rents for the Same-Store Properties increased $1.8 million, or 0.9 percent, for 1998 as compared to 1997, due primarily to rental rate increases in 1998. Escalations and recoveries from tenants for the Same-Store Properties increased $0.4 million, or 1.3 percent, for 1998 over 1997, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1998. Parking and other income for the Same-Store Properties increased $3.3 million, or 48.3 percent, which is primarily attributable to lease termination fees received in 1998.

Real estate taxes on the Same-Store Properties increased $0.8 million, or 3.2 percent, for 1998 as compared to 1997, due primarily to property tax rate increases in certain municipalities in 1998. Utilities for the Same-Store Properties increased $0.4 million, or 1.9 percent, for 1998 as compared to 1997, due primarily to increased electric rates and usage in early 1998. Operating services for the Same-Store Properties decreased $1.3 million, or 4.3 percent, due primarily to decreased snow removal costs incurred at the Same-Store Properties in 1998.

The Company recognized $1.1 million from equity in earnings of unconsolidated joint ventures in 1998 (see Note 4 to the Financial Statements).

Interest income decreased by $3.1 million, or 56.3 percent, due primarily to investment of the funds held from the Company's October 1997 common stock offering in 1997.

General and administrative expense increased $9.2 million or 58.6 percent , of which $6.6 million, or 42.2 percent, was due primarily to an increase in payroll and related costs as a result of the Company's expansion in late 1997 and 1998 and $2.6 million, or 16.4 percent, is attributable to additional costs related to the Mack Properties.

Depreciation and amortization increased by $42.1 million, or 114.3 percent, for 1998 over 1997, of which $22.6 million, or 61.1 percent, was due to Mack Properties; an increase of $16.2 million, or 44.0 percent, relates to depreciation on the Acquired Properties; an increase of $1.8 million, or 5.0 percent, due to the RM Properties; and an increase of $1.5 million or 4.2 percent, due to the Same-Store Properties.

Interest expense increased by $48.9 million, or 125.3 percent, for 1998 over 1997, of which $23.4 million, or 60.0 percent, was due to assumed mortgages from the Mack Properties, an increase of $23.2 million, or 59.5 percent, due to net additional drawings from the Company's credit facilities as a result of Company acquisitions and the $200 million term loan with Prudential Securities Corp. obtained in December 1997, as well as changes in LIBOR, $1.2 million, or 3.0 percent, was attributable to assumed mortgages on Acquired Properties, and an increase of $1.1 million, or 2.8 percent, due to the TIAA Mortgage.

Non-recurring charges of $46.5 million were incurred in 1997, as a result of the Mack Transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS

During the year ended December 31, 1999, the Company generated $243.6 million in cash flows from operating activities, and together with $1.2 billion in borrowings from the Company's revolving credit facilities, the issuance of unsecured notes and funds from additional mortgage debt, $83.6 million in proceeds from minority interest of consolidated partially-owned properties, $20.6 million in distributions received from unconsolidated joint ventures, $17.4 million in proceeds from sales of rental property and $1.0 million in proceeds from stock options exercised, used an aggregate of approximately $1.6 billion to acquire properties and land parcels and pay for other tenant and building improvements totaling $191.5 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $1.1 billion, pay quarterly dividends and distributions of $164.7 million, invest $40.6 million in unconsolidated joint ventures, repurchase 1,014,500 shares of its common stock for $27.5 million, pay deferred financing costs of $7.0 million, add $1.1 million to restricted cash and increase the Company's cash and cash equivalents by $2.9 million.

CAPITALIZATION

During the year ended December 31, 1999, in conjunction with the redemption of certain of the contingent units issued in the Mack Transaction, the Company issued a total of 275,046 common units with a total value of approximately $8.1 million at time of issuance.

In August 1998, the Board of Directors of the Company authorized a share repurchase program under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through December 31, 1999, the Company purchased for constructive retirement, 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million. Concurrent with these purchases, the Company sold to the Operating Partnership 1,869,200 common units for approximately $52.6 million.

On June 10, 1999, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right for each outstanding share of common stock which were distributed to all holders of record of the common stock on July 6, 1999. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A junior participating preferred stock, par value $0.01 per share, at a price of $100.00 per one one-thousandth of a Preferred Share, subject to adjustment as provided in the rights agreement. The Rights expire on July 6, 2009, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights are attached to each share of common stock. The Rights are generally exercisable only if a person or group becomes the beneficial owner of 15 percent or more of the outstanding common stock or announces a tender offer for 15 percent or more of the outstanding common stock. In the event that a person or group becomes an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right. The Company's adoption of the shareholder rights plan was not taken in response to any known effort to acquire control of the Company.

As of December 31, 1999, the Company's total indebtedness of $1.5 billion (weighted average interest rate of 7.27 percent) was comprised of $249.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.42 percent) and fixed rate debt of $1.2 billion (weighted average rate of 7.24 percent).

As of December 31, 1999, the Company had outstanding borrowings of $177.0 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The total outstanding borrowings were from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility. The 1998 Unsecured Facility, with 28 lender banks, carries an interest rate, at the Company's election, of either 90 basis points over LIBOR or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points and matures in April 2001. The interest rate is currently LIBOR plus 90 basis points. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in December 2000.

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

The Company has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Duff & Phelps Credit Rating Co. ("DCR") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and DCR have also assigned their BBB- rating to prospective preferred stock offerings of the Company. Moody's Investors Service has assigned its Baa3 rating to the existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Company.

The terms of the unsecured corporate debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

As of December 31, 1999, the Company had 223 unencumbered properties, totaling
20.5 million square feet, representing 74.7 percent of the Company's total portfolio on a square footage basis.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 1998 Unsecured Facility and the Prudential Facility. The Company is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Company's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Company anticipates utilizing the 1998 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions and construction projects.

As of December 31, 1999, the Company's total debt had a weighted average term to maturity of 5.4 years. The Company does not intend to reserve funds to retire the unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2000. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $135.6 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

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

Funds from operations for the years ended December 31, 1999, 1998 and 1997, as calculated in accordance with NAREIT's definition as published in March 1995, after adjustment for straight-lining of rents, are summarized in the following table (IN THOUSANDS):


                                                                               Years Ended December 31,
                                                                             1999            1998          1997
-------------------------------------------------------------------------------------------------------------------
     Income before non-recurring charges,
         gain on sale of rental property,
         distributions to preferred unitholders,
         minority interests and extraordinary item                     $  167,184     $   151,464    $    82,886
     Add: Real estate-related depreciation and
         amortization (1)                                                  89,731          79,169         36,599
     Deduct: Rental income adjustment for
         straight-lining of rents (1)                                     (12,596)        (13,684)        (7,733)
         Minority interests: partially-owned properties                       (79)             --             --
-------------------------------------------------------------------------------------------------------------------
     Funds from operations, after adjustment
         for straight-lining of rents, before
         distributions to preferred unitholders                        $  244,240     $   216,949    $   111,752
     Deduct: Distributions to preferred unitholders                       (15,476)        (16,313)          (888)
-------------------------------------------------------------------------------------------------------------------
     Funds from operations, after adjustment for
         straight-lining of rents, after distributions
         to preferred unitholders                                      $  228,764     $   200,636    $   110,864
===================================================================================================================
     Cash flows provided by operating activities                       $  243,638     $   208,761    $    98,142
     Cash flows used in investing activities                           $ (195,178)    $  (749,067)   $  (939,501)
     Cash flows (used in) provided by financing activities             $  (45,598)    $   543,411    $   639,256
-------------------------------------------------------------------------------------------------------------------
     Basic weighted average shares/units
         outstanding (2)                                                   66,885          63,438         43,356
-------------------------------------------------------------------------------------------------------------------
     Diluted weighted average shares/units
         outstanding (2)                                                   73,769          70,867         44,351
-------------------------------------------------------------------------------------------------------------------


(1) Includes FFO adjustments related to the Company's investments in unconsolidated joint ventures.
(2)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:


                                                                                   Year Ended December 31,
                                                                            1999             1998           1997
------------------------------------------------------------------------------------------------------------------
Basic weighted average shares:                                            58,385           55,840         39,266
Add: Weighted average common units                                         8,500            7,598          4,090
------------------------------------------------------------------------------------------------------------------
Basic weighted average shares/units:                                      66,885           63,438         43,356
Add: Weighted average preferred units                                      6,636            6,974            383
       (after conversion to common units)
Stock options                                                                241             411             579
Restricted Stock Awards                                                        7              --              --
Stock Warrants                                                                --              44              33
------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares/units:                                    73,769          70,867          44,351
==================================================================================================================


INFLATION

The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

DISRUPTION IN OPERATIONS DUE TO YEAR 2000 PROBLEMS

The Year 2000 issue was the result of computer programs and embedded chips using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may have been unable to interpret dates beyond the year 1999, which could have caused a system failure or other computer errors, leading to disruptions in operations.

We developed a three-phase Year 2000 project (the "Project") to identify, remedy and test our Year 2000 systems compliance, including, but not limited to, central accounting and operating systems, tenant compliance and property compliance. In addition, we prepared contingency plans in the event of Year 2000 failures associated with critical building support systems and our accounting system.

Our Project was completed on schedule during the fourth quarter of 1999. Approximately $1.0 million was incurred to modify, upgrade and/or replace non-compliant systems.

We experienced no system failures or computer errors associated with Year 2000 compliance. We have concluded the Project and anticipate no further Year 2000 compliance issues or expenditures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.2 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999 ranged from LIBOR plus 65 basis points to LIBOR plus 90 basis points.


DECEMBER 31, 1999

LONG-TERM
DEBT, INCLUDING                                                                                             FAIR
CURRENT PORTION        2000       2001       2002       2003       2004      THEREAFTER        TOTAL        VALUE
---------------      -------     -------    -------    --------   --------   ----------     -----------   ----------
Fixed Rate .....     $8,727      $7,468     $3,458     $195,611   $312,195   $713,512       $1,240,971    $1,180,901
Average Interest
    Rate .......       6.93%       7.44%      8.20%        7.30%      7.34%      7.17%            7.24%

Variable Rate ..              $ 177,000                                      $ 72,204       $  249,204    $  249,204


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 16, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 16, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 16, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 16, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Accountants

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

(a)2. FINANCIAL STATEMENT SCHEDULES

      Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 1999

      All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)3. EXHIBITS

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

EXHIBIT
NUMBER    EXHIBIT TITLE
-------   -------------
3.1 Restated Charter of Mack-Cali Realty Corporation dated June 2, 1999, together with Articles Supplementary thereto (filed as Exhibit 3.1 to the Company's Form 8-K dated June 10, 1999 and as Exhibit 4.2 to the Company's Form 8-K dated July 6, 1999 and each incorporated herein by reference).

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

EXHIBIT
NUMBER    EXHIBIT TITLE
-------   -------------
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

EXHIBIT
NUMBER    EXHIBIT TITLE
-------   -------------
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

10.18 Agreement of Sale and Purchase, dated December 28, 1999, by and between Mack-Cali Realty, L.P. and Parsippany Office Associates L.L.C.

10.19     Operating Agreement of Parsippany Office Associates L.L.C.

21        Subsidiaries of the Company

23        Consent of PricewaterhouseCoopers LLP, independent accountants

27        Financial Data Schedule

(b)      REPORTS ON FORM 8-K.

The Company did not file any current reports on Form 8-K during the quarter ended December 31, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Mack-Cali Realty Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 61 present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 62 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
February 22, 2000

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


==================================================================================================================

                                                                                          December 31,
ASSETS                                                                              1999                1998
------------------------------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                              $   549,096           $   510,534
    Buildings and improvements                                                  3,014,532             2,887,115
    Tenant improvements                                                            85,057                64,464
    Furniture, fixtures and equipment                                               6,160                 5,686
------------------------------------------------------------------------------------------------------------------
                                                                                3,654,845             3,467,799
Less - accumulated depreciation and amortization                                 (256,629)             (177,934)
------------------------------------------------------------------------------------------------------------------
    Total rental property                                                       3,398,216             3,289,865
Cash and cash equivalents                                                           8,671                 5,809
Investments in unconsolidated joint ventures                                       89,134                66,508
Unbilled rents receivable                                                          53,253                41,038
Deferred charges and other assets, net                                             66,436                39,020
Restricted cash                                                                     7,081                 6,026
Accounts receivable, net of allowance for doubtful accounts
    of $672 and $670                                                                6,810                 3,928
------------------------------------------------------------------------------------------------------------------

Total assets                                                                  $ 3,629,601           $ 3,452,194
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                        $   782,785           $        --
Revolving credit facilities                                                       177,000               671,600
Mortgages and loans payable                                                       530,390               749,331
Dividends and distributions payable                                                42,499                40,564
Accounts payable and accrued expenses                                              63,394                33,253
Rents received in advance and security deposits                                    36,150                29,980
Accrued interest payable                                                           16,626                 2,246
------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                           1,648,844             1,526,974
------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS:
Operating Partnership                                                             455,275               501,313
Partially-owned properties                                                         83,600                    --
------------------------------------------------------------------------------------------------------------------
    Total minority interests                                                      538,875               501,313
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                              --                    --
Common stock, $0.01 par value, 190,000,000 shares authorized,
   58,446,552 and 57,266,137 shares outstanding                                       584                   573
Additional paid-in capital                                                      1,549,888             1,514,648
Dividends in excess of net earnings                                              (103,902)              (91,314)
Unamortized stock compensation                                                     (4,688)                   --
------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                  1,441,882             1,423,907
------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                    $ 3,629,601           $ 3,452,194
==================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


===============================================================================================================================

                                                                                              Years Ended December 31,
REVENUES                                                                                1999            1998           1997
-------------------------------------------------------------------------------------------------------------------------------
Base rents                                                                          $   469,853    $   427,528     $   206,215
Escalations and recoveries from tenants                                                  62,182         51,981          31,130
Parking and other                                                                        15,915         10,712           6,910
Equity in earnings of unconsolidated joint ventures                                       2,593          1,055              --
Interest income                                                                             941          2,423           5,546
-------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                                      551,484        493,699         249,801
-------------------------------------------------------------------------------------------------------------------------------

EXPENSES
-------------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                                        57,382         48,297          25,992
Utilities                                                                                41,580         38,440          18,246
Operating services                                                                       69,689         63,711          31,115
General and administrative                                                               25,480         24,828          15,659
Depreciation and amortization                                                            87,209         78,916          36,825
Interest expense                                                                        102,960         88,043          39,078
Non-recurring charges                                                                    16,458             --          46,519
-------------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                                      400,758        342,235         213,434
-------------------------------------------------------------------------------------------------------------------------------
Income before gain on sale of rental property,
    minority interests and extraordinary item                                           150,726        151,464          36,367
Gain on sale of rental property                                                           1,957             --              --
-------------------------------------------------------------------------------------------------------------------------------
Income before minority interests and extraordinary item                                 152,683        151,464          36,367
Minority interests:
    Operating partnership                                                                32,865         32,513          31,379
    Partially-owned properties                                                               79             --              --
-------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                        119,739        118,951           4,988
Extraordinary item - loss on early retirement of debt
    (net of minority interest's share of $0, $297 and $402)                                  --         (2,373)         (3,583)
-------------------------------------------------------------------------------------------------------------------------------

Net income                                                                          $   119,739    $   116,578     $     1,405
===============================================================================================================================

BASIC EARNINGS PER SHARE:
Income before extraordinary item                                                    $      2.05    $      2.13     $      0.13
Extraordinary item - loss on early retirement of debt                                        --          (0.04)         (0.09)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $      2.05    $      2.09     $      0.04
===============================================================================================================================

DILUTED EARNINGS PER SHARE:
Income before extraordinary item                                                    $      2.04    $      2.11     $      0.12
Extraordinary item - loss on early retirement of debt                                        --          (0.04)         (0.08)
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          $      2.04    $      2.07     $      0.04
===============================================================================================================================

Dividends declared per common share                                                 $      2.26    $      2.10     $      1.90
-------------------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                                                58,385         55,840          39,266
-------------------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares outstanding                                              67,133         63,893          44,156
-------------------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)


===================================================================================================================================
                                                                    Additional    Dividends in       Unamortized        Total
                                                Common Stock          Paid-In      Excess of            Stock       Stockholders'
                                             Shares     Par Value     Capital     Net Earnings      Compensation       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                  36,319     $   363     $   714,052    $   (13,036)       $     --       $   701,379
   Net income                                    --         --              --          1,405              --             1,405
   Dividends                                     --         --              --        (76,311)             --           (76,311)
   Net proceeds from common
     stock offerings                         13,000        130         488,986             --              --           489,116
   Beneficial conversion feature                 --         --          26,801             --              --            26,801
   Redemption of common units for
     shares of common stock                       1         --              17             --              --                17
   Proceeds from stock options exercised        337          4           7,183             --              --             7,187
   Issuance of Restricted Stock Awards
     and Stock Purchase Rights                  351          4          12,522             --         (12,526)               --
   Amortization of stock compensation            --         --              --             --          12,526            12,526
   Repurchase of common stock                  (152)        (2)         (4,678)            --              --            (4,680)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 49,856        499       1,244,883        (87,942)             --         1,157,440
   Net income                                    --         --              --        116,578              --           116,578
   Dividends                                     --         --              --       (119,950)             --          (119,950)
   Net proceeds from common
     stock offerings                          7,968         80         288,313             --              --           288,393
   Redemption of common units for
     shares of common stock                      29         --           1,029             --              --             1,029
   Proceeds from stock options exercised        268          3           5,472             --              --             5,475
   Repurchase of common stock                  (855)        (9)        (25,049)            --              --           (25,058)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 57,266        573       1,514,648        (91,314)             --         1,423,907
   Net income                                    --         --              --        119,739              --           119,739
   Dividends                                     --         --              --       (132,327)             --          (132,327)
   Redemption of common units for
     shares of common stock                   1,935         19          56,046             --              --            56,065
   Proceeds from stock options exercised         48         --           1,049             --              --             1,049
   Proceeds from dividend reinvestment
     and stock purchase plan                      1         --              32             --              --                32
   Deferred compensation plan for directors      --         --              90             --              --                90
   Issuance of Restricted Stock Awards          212          2           5,513             --          (5,515)               --
   Amortization of stock compensation            --         --              --             --             827               827
   Repurchase of common stock                (1,015)       (10)        (27,490)            --              --           (27,500)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                 58,447       $584     $ 1,549,888     $ (103,902)      $  (4,688)      $ 1,441,882
===================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

================================================================================================================

                                                                              Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                     1999           1998            1997
----------------------------------------------------------------------------------------------------------------
Net income                                                           $   119,739    $   116,578    $     1,405
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                        87,209         78,916         36,825
     Amortization of stock compensation                                      827             --         12,526
     Amortization of deferred financing costs and debt discount            3,570          1,580            983
     Equity in earnings of unconsolidated joint ventures                  (2,593)        (1,055)            --
     Gain on sales of rental property                                     (1,957)            --             --
     Minority interests                                                   32,944         32,513         31,379
     Extraordinary item - loss on early retirement of debt                    --          2,373          3,583
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                               (12,412)       (13,600)        (7,733)
     Increase in deferred charges and other assets, net                  (28,893)       (17,811)        (9,507)
     Increase in accounts receivable, net                                 (2,882)          (192)        (1,663)
     Increase in accounts payable and accrued expenses                    27,536          2,117         17,569
     Increase in rents received in advance and security deposits           6,170          8,585         10,614
     Increase (decrease) in accrued interest payable                      14,380         (1,243)         2,161
----------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                         $   243,638    $   208,761    $    98,142
================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES

----------------------------------------------------------------------------------------------------------------
Additions to rental property                                         $  (191,507)   $  (692,766)   $  (928,974)
Issuance of mortgage note receivable                                          --        (20,000)       (11,600)
Repayment of mortgage note receivable                                         --         20,000             --
Investments in unconsolidated joint ventures                             (40,567)       (58,844)            --
Distributions from unconsolidated joint ventures                          20,551          1,725             --
Proceeds from sales of rental property                                    17,400             --             --
(Increase) decrease in restricted cash                                    (1,055)           818          1,073
----------------------------------------------------------------------------------------------------------------

   Net cash used in investing activities                             $  (195,178)   $  (749,067)   $  (939,501)
================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES

----------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                 $   782,535    $        --    $        --
Proceeds from revolving credit facilities                                372,248      1,375,758        669,180
Proceeds from mortgages and loans payable                                 45,500        150,000             --
Repayments of revolving credit facilities                               (866,848)      (826,258)      (376,885)
Repayments of mortgages and loans payable                               (264,431)      (271,807)       (65,300)
Debt prepayment premiums and other costs                                      --             --         (1,812)
Proceeds from minority interest of consolidated
   partially-owned properties                                             83,600             --             --
Repurchase of common stock                                               (27,500)       (25,058)        (4,680)
Redemption of common units                                                    --         (3,163)            --
Payment of financing costs                                                (7,048)       (10,110)        (3,095)
Net proceeds from common stock offerings                                      --        288,393        489,116
Proceeds from stock options exercised                                      1,049          5,475          7,187
Proceeds from dividend reinvestment and stock purchase plan                   32             --             --
Payment of dividends and distributions                                  (164,735)      (139,819)       (74,455)
----------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities               $   (45,598)   $   543,411    $   639,256
================================================================================================================

Net increase (decrease) in cash and cash equivalents                 $     2,862    $     3,105    $  (202,103)
Cash and cash equivalents, beginning of period                             5,809          2,704        204,807
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                             $     8,671    $     5,809    $     2,704
================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)
===============================================================================

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of December 31, 1999, the Company owned or had interests in 259 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.6 million square feet, and are comprised of 160 office buildings and 86 office/flex buildings totaling approximately 28.2 million square feet (which includes five office buildings and one office/flex building, aggregating 1.2 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the "Operating Partnership"). See Investments in Unconsolidated Joint Ventures in Note 2 for the Company's treatment of unconsolidated joint venture interests. All significant intercompany accounts and transactions have been eliminated.

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

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $103,977 and $57,052 as of December 31, 1999 and 1998, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

               Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

       Leasehold interests                                 Remaining lease term
       ------------------------------------------------------------------------
       Buildings and improvements                                 5 to 40 years
       ------------------------------------------------------------------------
       Tenant improvements                       The shorter of the term of the
                                                   related lease or useful life
       ------------------------------------------------------------------------
       Furniture, fixtures and equipment                          5 to 10 years
       ------------------------------------------------------------------------


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

               When assets are identified by management as held for the sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established.

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

DEFERRED
FINANCING
COSTS Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $3,320, $1,580 and $983 for the years ended December 31, 1999, 1998 and 1997, respectively.

DEFERRED
LEASING COSTS  Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation which is capitalized and amortized, approximated $3,704, $3,509 and $1,859 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

               Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 15.

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

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The dividends and distributions payable at December 31, 1999 represents dividends payable to shareholders of record as of January 4, 2000 (58,450,552 shares), distributions payable to minority interest common unitholders (8,153,710 common units) on that same date and preferred distributions to preferred unitholders (229,304 preferred units) for the fourth quarter 1999. The fourth quarter 1999 dividends and common unit distributions of $0.58 per share and per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on December 17, 1999 and paid on January 21, 2000.

               The dividends and distributions payable at December 31, 1998 represents dividends payable to shareholders of record as of January 6, 1999 (57,266,737 shares), distributions payable to minority interest common unitholders (9,086,585 common units) on that same date and preferred distributions to preferred unitholders (250,256 preferred units) for the fourth quarter 1998. The fourth quarter 1998 dividends and common unit distributions of $0.55 per share and per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on December 15, 1998 and paid on January 26, 1999.

UNDERWRITING
COMMISSIONS
AND COSTS      Underwriting commissions and costs incurred in connection with the Company's stock offerings are reflected as a reduction of additional paid-in-capital.

STOCK OPTIONS  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FASB No. 123") . See Note 16.

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

RECLASSIFICATIONS Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3. ACQUISITIONS/TRANSACTIONS

1999 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the year ended December 31, 1999:


-----------------------------------------------------------------------------------------------------------------------------------
Acquisition                                                                              # of    Rentable   Investment by
  Date       Property/Portfolio Name             Location                               Bldgs.  Square Feet  Company (a)
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE
------
3/05/99      Pacifica Portfolio - Phase III (b)  Colorado Springs, El Paso County, CO      2        94,737    $  5,709
7/21/99      1201 Connecticut Avenue, NW         Washington, D.C.                          1       169,549      32,799

-----------------------------------------------------------------------------------------------------------------------------------
Total Office Property Acquisitions:                                                        3       264,286    $ 38,508
-----------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
-----------
12/21/99     McGarvey Portfolio - Phase III (c)  Moorestown, Burlington County, NJ         3       138,600    $  8,012
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                    3       138,600    $  8,012
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                     6       402,886    $ 46,520
===================================================================================================================================


PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:


-----------------------------------------------------------------------------------------------------------------------------------
Date Placed                                                                            # of    Rentable   Investment by
  in Service Property Name                     Location                               Bldgs.  Square Feet  Company (a)
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE
------
8/09/99      2115 Linwood Avenue               Fort Lee, Bergen County, NJ               1        68,000    $  8,147
11/01/99     795 Folsom Street (d)             San Francisco, San Francisco County, CA   1       183,445      37,337
-----------------------------------------------------------------------------------------------------------------------------------
Total Office Properties Placed in Service:                                               2       251,445    $ 45,484
-----------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
-----------
3/01/99      One Center Court                  Totowa, Passaic County, NJ                1        38,961    $  2,140
9/17/99      12 Skyline Drive                  Hawthorne, Westchester County, NY         1        46,850       5,023
12/10/99     600 West Avenue (e)               Stamford, Fairfield County, CT            1        66,000       5,429
-----------------------------------------------------------------------------------------------------------------------------------
Total Office/Flex Properties Placed in Service:                                          3       151,811    $ 12,592
-----------------------------------------------------------------------------------------------------------------------------------

LAND LEASE
----------
2/01/99      Horizon Center Business Park (f)  Hamilton Township, Mercer County, NJ    N/A    27.7 acres    $  1,007
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                27.7 acres    $  1,007
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                      5       403,256    $ 59,083
===================================================================================================================================


(a) Unless otherwise noted, transactions were funded by the Company with funds primarily made available through draws on the Company's credit facilities.
(b) William L. Mack, a director and equity holder of the Company, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(d) On June 1, 1999, the building was acquired for redevelopment for approximately $34,282.
(e) On May 4, 1999, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Company acquired the land for approximately $2,181.
(f) On February 1, 1999, the Company entered into a ground lease agreement to lease 27.7 acres of developable land located at the Company's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

LAND TRANSACTIONS
On February 26, 1999, the Company acquired approximately 2.3 acres of vacant land adjacent to one of the Company's operating properties located in San Antonio, Bexar County, Texas for approximately $1,524, which was made available from the Company's cash reserves.

On March 2, 1999, the Company entered into a joint venture agreement with SJP Vaughn Drive, L.L.C. Under the agreement, the Company has agreed to contribute its vacant land at Three Vaughn Drive, Princeton, Mercer County, New Jersey, subject to satisfaction of certain conditions, for an equity interest in the venture.

On March 15, 1999, the Company entered into a joint venture with SJP 106 Allen Road to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The venture has commenced construction of a 130,000 square-foot office building on this site. The Company accounts for the joint venture on a consolidated basis.

On August 31, 1999, the Company acquired, from an entity whose principals include Brant Cali, Executive Vice President and Chief Operating Officer of the Company and a member of the Board of Directors of the Company, and certain immediate family members of John J. Cali, Chairman of the Board of Directors of the Company, approximately 28.1 acres of developable land adjacent to two of the Company's operating properties located in Roseland, Essex County, New Jersey for approximately $6,097. The acquisition was funded with cash and the issuance of 121,624 common units to the seller (see Note
11). The Company has commenced construction of a 220,000 square-foot office building on the acquired land.

In August 1999, the Company entered into an agreement with SJP Properties Company ("SJP Properties") which provides a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned or controlled, respectively, by the Company and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall jointly share equally in the costs associated with seeking such requisite approvals. Subsequent to obtaining the requisite approvals, upon mutual consent, the Company and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land subject to this agreement.

DISPOSITIONS
On November 15, 1999, the Company sold its 70,550 square-foot office building located at 400 Alexander Road in Princeton, Mercer County, New Jersey for net proceeds, after selling costs, of approximately $8,628.

On December 15, 1999, the Company sold its 119,301 square-foot office building located at 20002 North 19th Avenue in Phoenix, Maricopa County, Arizona for net proceeds, after selling costs, of approximately $8,772.

1998 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
During 1998, the Company acquired 52 office and office/flex operating properties, aggregating 4.7 million square feet in 16 separate transactions, for an aggregate cost of approximately $663,641. Such acquisitions were funded primarily from drawings on the Company's credit facilities, the issuance of common units (see Note 11) and proceeds from the issuance of common stock (see
Note 16). In conjunction with the Company's acquisition during 1998 of office properties and vacant land in Denver and Colorado Springs, Colorado, from the Pacifica Holding Company, the Company was subsequently required to pay additional consideration due to earn-out provisions in the purchase agreement. William L. Mack, a director and equity holder of the Company, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.

PROPERTIES PLACED IN SERVICE
In 1998, the Company placed in service four office and office/flex properties, aggregating 218,600 square feet, for an aggregate cost of approximately $22,965.

LAND AND REDEVELOPMENT TRANSACTIONS
In 1998, the Company acquired six developable land parcels for an aggregate cost of approximately $36,231. Also, in 1998, the Company acquired a 68,000 square-foot office building for redevelopment for approximately $5,164. Such acquisitions were funded primarily from drawings on the Company's credit facilities, the Company's cash reserves, the issuance of common units (see
Note 11) and proceeds from the issuance of common stock (see Note 16). Certain of the acquired land parcels were acquired from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively. The Company subsequently completed construction and placed in service two office/flex buildings aggregating 87,000 square feet, as well as signed a ground lease to Home Depot for the construction of a retail facility, on the acquired land parcels. During the year, the Company completed redevelopment and placed the 68,000 square-foot office building in service. In addition, in 1999, the Company commenced construction of a 183,000 square-foot office property on one of the acquired land parcels.

1997 TRANSACTIONS
On January 31, 1997, the Company acquired 65 properties, aggregating approximately 4.1 million square feet, ("RM Properties") from Robert Martin Company, LLC and affiliates ("RM") for a total cost of approximately $450,000. The cost of the transaction ("RM Transaction") was financed through the assumption of $185,283 of mortgage indebtedness, the payment of approximately $220,000 in cash, substantially all of which was obtained from the Company's cash reserves, and the issuance of 1,401,225 common units, valued at $43,788. Additionally, the Company provided a $11,600 mortgage loan to RM principals in connection with the RM transaction, secured by two properties under purchase options. In conjunction with the Company's acquisition of the option properties in 1997 and 1998, the sellers of the properties, the RM principals, prepaid in full the mortgage note receivable.

On December 11, 1997, the Company acquired 54 office properties, aggregating approximately 9.2 million square feet, ("Mack Properties") from the Mack Company and Patriot American Office Group, pursuant to a Contribution and Exchange Agreement ("Mack Agreement"), for a total cost of approximately $1,102,024 ("Mack Transaction"). With the completion of the Mack Transaction, the Cali Realty Corporation name was changed to Mack-Cali Realty Corporation, and the name of the Operating Partnership was changed from Cali Realty, L.P. to Mack-Cali Realty, L.P.

The total cost of the Mack Transaction was financed as follows: (i) $498,757 in cash made available from the Company's cash reserves and from the $200,000 term loan with Prudential Securities Corp., (ii) $291,879 in debt assumed by the Company ("Mack Mortgages"), (iii) the issuance of 1,965,886 common units, valued at approximately $66,373, (iv) the issuance of 15,237 Series A preferred units and 215,325 Series B preferred units, valued at approximately $236,491 (collectively, the "Preferred Units"), (v) warrants to purchase 2,000,000 common units ("Unit Warrants"), valued at approximately $8,524, and (vi) the issuance of Contingent Units (see Note 11).

In accordance with the Mack Agreement, Thomas A. Rizk remained Chief Executive Officer and resigned as President of the Company, and Mitchell E. Hersh was appointed as President and Chief Operating Officer. The Company's other officers retained their existing positions and responsibilities, except that Brant Cali resigned as Chief Operating Officer and John R. Cali resigned as Chief Administrative Officer. Brant Cali and John R. Cali remained as officers of the Company as Executive Vice Presidents.

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

In connection with the Mack Transaction, under each of the Company's executive officer's then existing employment agreements, due to a change of control of the Company (as defined in each employment agreement), each of the aforementioned officers received the benefit of the acceleration of (i) the immediate vesting and issuance of his restricted stock, including tax gross-up payments associated therewith, (ii) the forgiveness of his Stock Purchase Rights loan, including tax gross-up payments associated therewith, and (iii) the vesting of his unvested employee stock options and warrants. Additionally, under each of Thomas Rizk's, Brant Cali's and John R. Cali's employment agreements with the Company, each of these officers became entitled to receive certain severance-type payments, as a result of certain provisions in each of their agreements, triggered as result of the Mack Transaction. Finally, certain officers and employees of the Company were given transaction-based payments as a reward for their efforts and performance in connection with the Mack Transaction. The total expense associated with the acceleration of vesting of restricted stock, the forgiveness of Stock Purchase Rights loans, and the payment of certain severance-type payments, as well as performance payments and related tax-obligation payments, which were approved by the Company's Board of Directors and which took place simultaneous with completion of the Mack Transaction, totaled $45,769. Such expenses are included in non-recurring charges for the year ended December 31, 1997, (see Note 16).

In 1997, the Company also acquired 13 additional office and office/flex properties, aggregating approximately 1.5 million square feet, in nine separate transactions with separate sellers, for an aggregate cost of approximately $204,446. Such acquisitions were funded primarily from drawings on the Company's credit facilities.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Company performs management and leasing services for the property owned by the joint venture and recognized $149 and $114 in fees for such services in the years ended December 31, 1999 and 1998, respectively.

HPMC (CONTINENTAL GRAND II/SUMMIT RIDGE/LAVA RIDGE)
On April 23, 1998, the Company entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has constructed and placed in service a 237,360 square-foot office property. Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has commenced construction of three one-story buildings aggregating 133,750 square feet of office/flex space. HPMC Development Partners II, L.P.'s efforts have focused on three development projects, commonly referred to as Lava Ridge, Peninsula Gateway and Stadium Gateway. Lava Ridge is a 12.1 acre site located in Roseville, Placer County, California, acquired by the venture upon which it has commenced construction of three two-story buildings aggregating 183,200 square feet of office space. Peninsula Gateway is a parcel of land purchased from the City of Daly City, California, for future development into office space, a hotel and other retail establishments. Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, to be acquired by the venture to develop a six-story office building aggregating 261,554 square feet. Among other things, the partnership agreements provide for a preferred return on the Company's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units (see Note 11), as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units (see Note 11). The Company performs management and leasing services for the property owned by the joint venture and recognized $225 and $20 in fees for such services in the years ended December 31, 1999 and 1998, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $628 and none in fees for such services in the years ended December 31, 1999 and 1998, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. During the year ended December 31, 1999, the venture paid $9,991 ($1,998 representing the Company's share) in accordance with the earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture and recognized $117 and $30 in fees for such services in the years ended December 31, 1999 and 1998, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20,000 in the venture. William L. Mack, a director and equity holder of the Company, is a principal of the managing member of the venture. At December 31, 1999, the venture held approximately $298,642 face value of CMBS bonds at an aggregate cost of $132,240.

NORTH PIER AT HARBORSIDE RESIDENTIAL DEVELOPMENT
On August 5, 1999, the Company entered into an agreement which, upon satisfaction of certain conditions, provides for the contribution of its North Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey to a joint venture with Lincoln Property Company Southwest, Inc., in exchange for cash and an equity interest in the venture. The venture intends to develop residential housing on the property.

SOUTH PIER AT HARBORSIDE HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into an agreement with Hyatt Corporation to develop a 350-room hotel on the Company's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, subject to the satisfaction of certain conditions.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 1999 and 1998:


                                                                        December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   American
                                                            G&G    Financial   Ramland    Ashford              Combined
                                Pru-Beta 3       HPMC     Martco   Exchange    Realty      Loop       ARCap      Total
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:

   Rental property, net            $21,817   $ 70,823   $ 13,672   $ 10,752   $ 19,549   $ 28,755   $      --  $ 165,368
   Other assets                      3,319      3,260      2,467        773      5,069        704     239,441    255,033
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                    $25,136   $ 74,083   $ 16,139   $ 11,525   $ 24,618   $ 29,459   $ 239,441  $ 420,401
===================================================================================================================================

LIABILITIES AND PARTNERS'/ MEMBERS' CAPITAL:
   Mortgages and loans payable     $    --   $ 41,274   $ 43,081   $     --   $ 17,300   $     --   $ 108,407  $ 210,062
   Other liabilities                   186      4,769      1,383          2      1,263        815      36,109     44,527
   Partners'/members' capital       24,950     28,040    (28,325)    11,523      6,055     28,644      94,925    165,812
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    partners'/members' capital     $25,136   $ 74,083   $ 16,139   $ 11,525   $ 24,618   $ 29,459   $ 239,441  $ 420,401
===================================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                  $17,072   $ 23,337   $  8,352   $ 11,571   $  2,697   $  6,073   $  20,032  $  89,134
-----------------------------------------------------------------------------------------------------------------------------------



                                                                        December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   American
                                                            G&G    Financial  Ramland    Ashford              Combined
                                Pru-Beta 3       HPMC     Martco   Exchange   Realty       Loop       ARCap   Total
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:

   Rental property, net            $22,711   $ 30,278   $ 11,099   $ 10,621     $8,467   $ 19,166         --  $ 102,342
   Other assets                      3,995      1,097      4,058        389      1,101        378         --     11,018
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                    $26,706   $ 31,375   $ 15,157   $ 11,010     $9,568   $ 19,544         --  $ 113,360
===================================================================================================================================

LIABILITIES AND PARTNERS'/ MEMBERS' CAPITAL:
   Mortgages and loans payable     $    --   $    632   $ 39,762   $     --     $   --   $     --         --  $  40,394
   Other liabilities                   484      3,522      2,096         79          6        509         --      6,696
   Partners'/members' capital       26,222     27,221    (26,701)    10,931      9,562     19,035         --     66,270
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital      $26,706   $ 31,375   $ 15,157   $ 11,010     $9,568   $ 19,544         --  $ 113,360
===================================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                  $17,980   $ 17,578   $ 10,964   $ 10,983     $4,851   $  4,152         --  $  66,508
-----------------------------------------------------------------------------------------------------------------------------------


The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 1999 and 1998:


                                                                  Year Ended December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   American
                                                            G&G    Financial  Ramland    Ashford              Combined
                                Pru-Beta 3       HPMC     Martco   Exchange   Realty       Loop        ARCap  Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                  $  4,938       $ 271    $ 9,165      $ 917      $1,426   $  4,097   $ 10,093   $ 30,907
Operating and other expenses      (1,505)       (111)    (3,238)      (231)       (352)    (2,327)    (3,774)   (11,538)
Depreciation and amortization     (1,234)       (114)    (1,512)       (95)       (439)      (550)        --     (3,944)
Interest expense                      --        (105)    (3,115)        --         (45)        --     (2,185)    (5,450)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)               $  2,199       $ (59)   $ 1,300      $ 591      $  590   $  1,220   $  4,134   $  9,975
===================================================================================================================================
Company's equity in earnings
   (loss) of unconsolidated
   joint ventures               $    827          --    $  (366)     $ 541      $  298   $    233   $  1,060   $  2,593
-----------------------------------------------------------------------------------------------------------------------------------


                                                                  Year Ended December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   American
                                                             G&G   Financial   Ramland    Ashford              Combined
                                Pru-Beta 3       HPMC     Martco   Exchange    Realty        Loop     ARCap    Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                   $ 3,544          --      $4,103  $   490           --    $  659        --     $ 8,796
Operating and other expenses      (1,124)         --      (1,704)     (35)          --      (286)       --      (3,149)
Depreciation and amortization     (1,000)         --        (604)      --           --       (76)       --      (1,680)
Interest expense                      --          --      (2,097)      --           --        --        --      (2,097)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                $ 1,420          --      $ (302) $   455           --    $  297        --     $ 1,870
===================================================================================================================================
Company's equity in earnings
   (loss) of unconsolidated
   joint ventures                $   723          --      $ (182) $   455           --    $   59        --     $ 1,055
-----------------------------------------------------------------------------------------------------------------------------------


5. DEFERRED CHARGES AND OTHER ASSETS


                                                                 December 31,
                                                            1999              1998
--------------------------------------------------------------------------------------
   Deferred leasing costs                                  $61,623          $ 35,151
   Deferred financing costs                                 17,143             9,962
--------------------------------------------------------------------------------------
                                                            78,766            45,113
   Accumulated amortization                                (20,197)          (13,527)
--------------------------------------------------------------------------------------
   Deferred charges, net                                    58,569            31,586
   Prepaid expenses and other assets                         7,867             7,434
--------------------------------------------------------------------------------------

   Total deferred charges and other assets, net            $66,436          $ 39,020
======================================================================================


6. RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:


                                                                 December 31,
                                                            1999              1998
---------------------------------------------------------------------------------------
   Security deposits                                      $ 6,021           $ 5,696
   Escrow and other reserve funds                           1,060               330
---------------------------------------------------------------------------------------
   Total restricted cash                                  $ 7,081           $ 6,026
=======================================================================================


7. RENTAL PROPERTY HELD FOR SALE

As of December 31, 1999, included in total rental property are three office properties that the Company has identified as held for sale. The three office properties have an aggregate carrying value of $77,783 and $78,989 as of December 31, 1999 and 1998, respectively, and are located in Omaha, Douglas County, Nebraska; Amarillo, Potter County, Texas; and Jersey City, Hudson County, New Jersey. There were no properties held for sale at December 31, 1998.

The following is a summary of the condensed results of operations of the rental properties held for sale at December 31, 1999 for the years ended December 31, 1999, 1998 and 1997. As some of the properties held for sale were acquired during the periods presented, the amounts presented below may not be comparable from period to period.


                                                                 Year Ended December 31,
                                                         1999              1998             1997
--------------------------------------------------------------------------------------------------
Total revenues                                         $24,412           $23,360          $19,463
Operating and other expenses                            (8,808)           (8,466)          (4,121)
Depreciation and amortization                           (2,915)           (3,145)          (2,890)
--------------------------------------------------------------------------------------------------
Income before extraordinary item                       $12,689           $11,749          $12,452
==================================================================================================

On February 15, 2000, the Company entered into a contract to sell 95 Christopher Columbus Drive, located in Jersey City, Hudson County, New Jersey, for approximately $152,500, pending certain contingencies. Such rental property was identified as held for sale at December 31, 1999.

There can be no assurance, if and when, any of these potential rental property sales will occur.

8. SENIOR UNSECURED NOTES

On March 16, 1999, the Operating Partnership issued $600,000, face amount, of senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593,500 were used to pay down outstanding borrowings under the 1998 Unsecured Facility, as defined in Note 9, and to pay off certain mortgage loans. The senior unsecured notes were issued at a discount of approximately $2,748, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

On August 2, 1999, the Operating Partnership issued an additional $185,283 of senior unsecured notes with interest payable monthly. The Company used the proceeds to retire the TIAA Mortgage, as defined in Note 10.

The Operating Partnership's total senior unsecured notes (collectively "Senior Unsecured Notes") are redeemable at any time at the option of the Company, subject to certain conditions including yield maintenance.

A summary of the terms of the Senior Unsecured Notes outstanding as of December 31, 1999 is presented below:


                                                                                         Effective
                                                                         Amount           Rate (1)
---------------------------------------------------------------------------------------------------
   7.18% Senior Unsecured Notes, due December 31, 2003                  $185,283            7.23%
   7.00% Senior Unsecured Notes, due March 15, 2004                      299,665            7.27%
   7.25% Senior Unsecured Notes, due March 15, 2009                      297,837            7.49%
---------------------------------------------------------------------------------------------------

   Total Senior Unsecured Notes                                         $782,785            7.34%
===================================================================================================


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

9. REVOLVING CREDIT FACILITIES

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

1998 UNSECURED FACILITY
In April 1998, the Company repaid in full and terminated the Original Unsecured Facility and obtained a new unsecured revolving credit facility ("1998 Unsecured Facility") with a current borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate is based on the Company's achievement of investment grade unsecured debt ratings and at the Company's election, bears interest at either 90 basis points over London Inter-Bank Offered Rate ("LIBOR") or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The interest rate is currently LIBOR (5.82 percent at December 31, 1999) plus 90 basis points. The 1998 Unsecured Facility matures in April 2001.

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

PRUDENTIAL FACILITY
The Company has a revolving credit facility ("Prudential Facility") from Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of December 29, 2000. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of December 31, 1999 and 1998, the Company had outstanding borrowings of $177,000 and $671,600, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $1,100,000). The total outstanding borrowings were from the 1998 Unsecured Facility, with no outstanding borrowings on its Prudential Facility.

10. MORTGAGES AND LOANS PAYABLE


                                                           December 31,
                                                     1999                  1998
------------------------------------------------------------------------------------
   Portfolio Mortgages                             $150,000              $335,283
   Property Mortgages                               380,390               414,048
------------------------------------------------------------------------------------

   Total Mortgages and Loans Payable               $530,390              $749,331
====================================================================================


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

Using the proceeds from the issuance of $185,283 of senior unsecured notes on August 2, 1999 (see Note 8), the Company repaid in full and retired the TIAA Mortgage.

$150,000 PRUDENTIAL MORTGAGE LOAN
On April 30, 1998, the Company obtained a $150,000, interest-only, non-recourse mortgage loan from Prudential ("$150,000 Prudential Mortgage Loan"). The loan, which is secured by 11 properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Company has the option to convert the mortgage loan to unsecured debt as a result of the achievement of an investment grade credit rating. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance.

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

A summary of the Company's property mortgages as of December 31, 1999 and 1998 is as follows:


                                                                               PRINCIPAL BALANCE AT
                                                                               --------------------
                                                                 INTEREST          DECEMBER 31,           DATE OF
PROPERTY NAME                    LENDER                            RATE         1999          1998       MATURITY
---------------------------------------------------------------------------------------------------------------------
Mack-Cali Centre VI              CIGNA                             7.600%    $     --       $29,223        03/31/99
Mack-Cali Airport                CIGNA                             7.600%          --         6,849        03/31/99
Mack-Cali Murray Hill            Horace Mann                       7.850%          --         8,027        05/01/99
Mack-Cali Manhasset              IDA Financing                       TENR          --         8,000        12/01/99
Harborside Financial Center (1)  Contingent Obligation (1)         6.764%          --         6,150        11/04/02
1717 Route 208, Fair Lawn        Prudential Insurance Co.          8.250%          --        17,586        10/01/03
201 Commerce Drive               Sun Life Assurance Co.            6.240%       1,059         1,121        09/01/00
3 & 5 Terri Lane                 First Union National Bank         6.220%       4,434         4,476        10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.            6.270%       2,375         2,553        06/01/01
Mack-Cali Morris Plains          Corestates Bank                   7.510%       2,235         2,292        12/31/01
Mack-Cali Willowbrook            CIGNA                             8.670%      10,250        10,918        10/01/03
400 Chestnut Ridge               Prudential Insurance Co.          9.440%      14,446        14,983        07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.      6.865%      35,000            --        04/01/05
Mack-Cali Bridgewater I          New York Life Ins. Co.            7.000%      23,000        23,000        09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.            7.500%      17,500        17,500        09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.          7.740%      26,604        27,696        10/01/05
500 West Putnam Avenue           New York Life Ins. Co.            6.520%      10,784        11,471        10/10/05
Harborside - Plaza I             U.S. West Pension Trust           5.610%      51,276        48,148        01/01/06
Harborside - Plaza II and III    Northwestern Mutual Life Ins.     7.320%      98,724       101,852        01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.       7.050%      10,500            --        04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.       LIBOR+0.65%      40,025        40,025        01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.       LIBOR+0.65%      32,178        32,178        01/31/09
---------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                     $380,390      $414,048
=====================================================================================================================


(1) As part of the Harborside acquisition in November 1996, the Company agreed to make payments (with an estimated net present value of approximately $5,252 at acquisition date) to the seller for development rights ("Contingent Obligation") when the Company commenced construction on the acquired site. On November 2, 1999, the Company paid $6,475 to pay off the Contingent Obligation in full to the seller for the development rights.

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

On November 20, 1997, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 5.88 percent per annum for the interpolated seven-year U.S. Treasury Note effective March 1, 1998, on a notional amount of $150,000. The agreement was used to fix the interest rate on the $150,000 Prudential Mortgage Loan. On March 2, 1998, the Company received $2,035 in settlement of the agreement, which is being amortized to interest expense over the term of the $150,000 Prudential Mortgage Loan.

On October 1, 1998, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement was used to fix the Index Rate on $50,000 of the Harborside-Plaza I mortgage, for which the interest rate re-sets for three years beginning November 4, 1999 to the three-year U.S. Treasury Note plus 110 basis points (see "Property Mortgages: Harborside-Plaza I"). The Company received $2,208 in settlement of the agreement, which is being amortized to interest expense over the three year-period.

In connection with the issuance of the Senior Unsecured Notes in March 1999, the Company entered into and settled forward treasury rate lock agreements. These agreements were settled at a cost of approximately $517, which is being amortized to interest expense over the terms of the respective tranches.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of December 31, 1999 are as follows:


                                                                                                 WEIGHTED AVG.
                                           SCHEDULED          PRINCIPAL                        INTEREST RATE OF
YEAR                                     AMORTIZATION        MATURITIES         TOTAL        FUTURE REPAYMENTS (a)
------------------------------------------------------------------------------------------------------------------
2000                                      $   3,308         $     5,419    $     8,727               6.93%
2001                                          3,257             181,211        184,468               7.43%
2002                                          3,458                  --          3,458               8.20%
2003                                          3,518             192,093        195,611               7.30%
2004                                          2,332             309,863        312,195               7.34%
Thereafter                                      970             784,746        785,716               7.20%
------------------------------------------------------------------------------------------------------------------
Totals/Weighted Average                  $   16,843         $ 1,473,332    $ 1,490,175               7.27%
==================================================================================================================

(a) Assumes a weighted average LIBOR rate at December 31, 1999 of 6.53 percent in calculating revolving credit facility and other variable rate debt interest rates.

Scheduled principal payments during the years ended December 31, 1999, 1998 and 1997 amounted to $3,222, $5,151 and $412, respectively.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 1999, 1998 and 1997 was $91,883, $92,441 and $36,917, respectively. Interest capitalized by the Company for the years ended December 31, 1999, 1998 and 1997 was $6,840, $3,547 and $820, respectively.

SUMMARY OF INDEBTEDNESS
As of December 31, 1999, the Company's total indebtedness of $1,490,175 (weighted average interest rate of 7.27 percent) was comprised of $249,204 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.42 percent) and fixed rate debt of $1,240,971 (weighted average rate of 7.24 percent).

As of December 31, 1998, the Company's total indebtedness of $1,420,931 (weighted average interest rate of 6.93 percent) was comprised of $751,804 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 6.61 percent), fixed rate debt of $662,977
(weighted average rate of 7.32 percent) and a Contingent Obligation of $6,150.

11. MINORITY INTEREST

Minority interest in the accompanying consolidated financial statements relates to (i) common units in the Operating Partnership, in addition to Preferred Units and Unit Warrants issued in connection with the Mack Transaction, held by parties other than the Company and (ii) interests in consolidated partially-owned properties for the portion of such properties not owned by the Company.

OPERATING PARTNERSHIP
PREFERRED UNITS
In connection with the Mack Transaction in December 1997, the Company issued 15,237 Series A Preferred Units and 215,325 Series B Preferred Units, with an aggregate value of $236,491. The Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Company, based on circumstances per the applicable unit certificates.

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

During the year ended December 31, 1998, the Company issued 19,694 additional Preferred Units (11,895 of Series A and 7,799 of Series B), convertible into 568,369 common units and valued at approximately $20,200, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent Preferred Units.

During the year ended December 31, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

As of December 31, 1999, there were 229,304 Preferred Units outstanding (convertible into 6,617,721 common units).

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

During the year ended December 31, 1998, the Operating Partnership redeemed a total of 82,880 common units in exchange for an aggregate of $3,163 in cash. Additionally, the Operating Partnership redeemed an aggregate of 29,300 common units for an equivalent number of shares of common stock in the Company.

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

During the year ended December 31, 1998, the Company also issued 1,731,386 common units, valued at approximately $58,936, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

On June 4, 1999, in connection with the acquisition of a 0.1 percent interest in the G&G Martco joint venture (see Note 4), the Company issued 437 common units, valued at approximately $17.

On August 31, 1999, in connection with the acquisition of 28.1 acres of vacant land located in Roseland, New Jersey, the Company issued 121,624 common units, valued at approximately $3,345.

During the year ended December 31, 1999, the Operating Partnership redeemed an aggregate of 1,934,657 common units for an equivalent number of shares of common stock in the Company.

During the year ended December 31, 1999, the Company also issued 275,046 common units, valued at approximately $8,141, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

As of December 31, 1999, there were 8,153,710 common units outstanding.

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

On account of certain of the performance goals at the Mack Properties having been achieved during the year ended December 31, 1998, the Company redeemed 1,731,386 contingent common units and 19,694 contingent Preferred Units and issued an equivalent number of common and Preferred Units, as indicated above.

On account of certain of the performance goals at the Mack Properties having been achieved during the year ended December 31, 1999, the Company redeemed 275,046 contingent common units and issued an equivalent number of common units, as indicated above. There were no Contingent Units outstanding as of December 31, 1999.

UNIT WARRANTS
The Company has 2,000,000 Unit Warrants outstanding. The Unit Warrants are exercisable at $37.80 per common unit and expire on December 11, 2002.

MINORITY INTEREST OWNERSHIP
As of December 31, 1999 and 1998, the minority interest common unitholders owned
12.2 percent (20.2 percent, including the effect of the conversion of Preferred Units into common units) and 13.7 percent (22.2 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

PARTIALLY-OWNED PROPERTIES
On December 28, 1999, the Company sold an interest in six office properties located in Parsippany, Morris County, New Jersey for $83,600. Among other things, the operating agreements provide for a preferred return to the minority interest members.

The Company controls these operations and has consolidated the financial position and results of operations of the partially-owned properties in the financial statements of the Company. The equity interests of the other members, if any, are reflected as minority interests in the consolidated financial statements of the Company.

12. EMPLOYEE BENEFIT PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Company for the years ended December 31, 1999, 1998 and 1997 was $400, $0 and $0, respectively.

13. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 1999 and 1998. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values.

The estimated fair value (excluding prepayment penalties) of the Senior Unsecured Notes and mortgages and loans payable as of December 31, 1999 was approximately $741,824 and $511,281, respectively, based upon then current interest rates for debt with similar terms and remaining maturities. The estimated fair value of the mortgages and loans payable as of December 31, 1998 approximated the carrying value of $749,331. There were no Senior Unsecured Notes outstanding as of December 31, 1998. Revolving credit facility borrowings as of December 31, 1999 and 1998 approximated the carrying values of $177,000 and $671,600, respectively.

The estimated amount to be received to settle the Company's interest rate contracts outstanding at December 31, 1998, based on quoted market prices of comparable contracts, was $339. There were no interest rate contracts outstanding at December 31, 1999.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 1999 and current estimates of fair value may differ significantly from the amounts presented herein.

14. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
   GROVE STREET PROPERTY
   Pursuant to an agreement with the City of Jersey City, New Jersey, as amended, expiring in 2004, the Company is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City, Hudson County, New Jersey. Such PILOT, as defined, was $1,267 per annum through May 31, 1999 and is $1,584 per annum through May 31, 2004. The PILOT totaled $1,459, $1,267 and $1,218 for the years ended December 31, 1999, 1998 and 1997, respectively.

   HARBORSIDE FINANCIAL CENTER PROPERTY
   Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Company as part of the acquisition of the property in November 1996, the Company is required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. The PILOT totaled $2,620, $2,570 and $2,502 for the years ended December 31, 1999, 1998 and 1997, respectively.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Company is the lessee as of December 31, 1999, are as follows:


YEAR                               AMOUNT
--------------------------------------------
2000                              $   531
2001                                  531
2002                                  531
2003                                  531
2004                                  534
Thereafter                         22,532
--------------------------------------------

Total                             $25,190
============================================


Ground lease expense incurred during the years ended December 31, 1999, 1998 and 1997 amounted to $561, $419 and $192, respectively.

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Company in December 1997 and an agreement entered into simultaneous with his resigning from the Company, Mr. Rizk received a payment of approximately $14,490 in April 1999 and will receive $500 annually over the next three years. All costs associated with Mr. Rizk's resignation are included in non-recurring charges for the year ended December 31, 1999.

The Company is a defendant in certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Company.

15. TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2016. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at December 31, 1999, are as follows:


YEAR                                  AMOUNT
---------------------------------------------
2000                             $   457,800
2001                                 423,657
2002                                 373,551
2003                                 310,225
2004                                 262,393
Thereafter                         1,063,658
---------------------------------------------

Total                            $ 2,891,284
=============================================


16. STOCKHOLDERS' EQUITY

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

COMMON STOCK

On February 25, 1998, the Company completed an underwritten public offer and sale of 2,500,000 shares of its common stock and used the net proceeds, which totaled approximately $92,194 (after offering costs) to pay down a portion of its outstanding borrowings under the Company's credit facilities and fund the acquisition of 10 Mountainview Road.

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

On August 6, 1998, the Board of Directors of the Company authorized a share repurchase program ("Repurchase Program") under which the Company is permitted to purchase up to $100,000 of the Company's outstanding common stock. Purchases can be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

For the year ended December 31, 1998, the Company, under the Repurchase Program, purchased for constructive retirement, 854,700 shares of its outstanding common stock for an aggregate cost of approximately $25,058. Concurrent with these purchases, the Company sold to the Operating Partnership 854,700 common units for approximately $25,058.

For the year ended December 31, 1999, the Company, under the Repurchase Program, purchased for constructive retirement, 1,014,500 shares of its outstanding common stock for an aggregate cost of approximately $27,500. Concurrent with these purchases, the Company sold to the Operating Partnership 1,014,500 common units for approximately $27,500.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the year ended December 31, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan.

SHAREHOLDER RIGHTS PLAN
On June 10, 1999, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock which were distributed to all holders of record of the common stock on July 6, 1999. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $100.00 per one one-thousandth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on July 6, 2009, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights are attached to each share of common stock. The Rights are generally exercisable only if a person or group becomes the beneficial owner of 15 percent or more of the outstanding common stock or announces a tender offer for 15 percent or more of the outstanding common stock ("Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right.

STOCK OPTION PLANS In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997, 1998 and 1999 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 1999 and 1998, the stock options outstanding had a weighted average remaining contractual life of approximately 7.4 and
8.5 years, respectively.

Information regarding the Company's stock option plans is summarized below:


                                                                                             Weighted
                                                                    Shares                    Average
                                                                     Under                   Exercise
                                                                    Options                    Price
------------------------------------------------------------------------------------------------------
      Outstanding at January 1, 1997                              1,528,107                   $20.86
      Granted                                                     2,126,538                   $37.35
      Exercised                                                    (337,282)                  $21.33
      Lapsed or canceled                                            (30,073)                  $22.62
------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1997                            3,287,290                   $31.47
      Granted                                                     1,048,620                   $35.90
      Exercised                                                    (267,660)                  $20.47
      Lapsed or canceled                                           (128,268)                  $36.61
------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1998                            3,939,982                   $33.22
      Granted                                                       426,400                   $25.23
      Exercised                                                     (47,583)                  $22.31
      Lapsed or canceled                                           (591,648)                  $36.92
------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1999                            3,727,151                   $31.86
======================================================================================================
      Options exercisable at December 31, 1998                    1,334,137                   $27.84
      Options exercisable at December 31, 1999                    1,724,920                   $29.78
------------------------------------------------------------------------------------------------------
      Available for grant at December 31, 1998                      709,223
      Available for grant at December 31, 1999                      662,878
------------------------------------------------------------------------------------------------------


The weighted average fair value of options granted during 1999, 1998 and 1997 were $2.74, $5.59 and $6.66 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculations of stock options:


                                                                    1999             1998              1997
--------------------------------------------------------------------------------------------------------------
Expected life (in years)                                              6                6                 6
Risk-free interest rate                                             6.12%            5.41%             5.84%
Volatility                                                         24.72%           23.37%            23.76%
Dividend yield                                                      9.15%            5.78%             5.29%
--------------------------------------------------------------------------------------------------------------


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

As of December 31, 1999 and 1998, there were 914,976 Stock Warrants outstanding. As of December 31, 1999 and 1998, there were 585,989 and 565,991 Stock Warrants exercisable, respectively. No Stock Warrants have been exercised or canceled.

The weighted average fair value of warrants granted during 1997 were $6.27 per warrant. No warrants were granted in 1999 or 1998. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculation of warrants granted during 1997:


---------------------------------------------------------------------------------------------
Expected life (in years)                                                                6
Risk-free interest rate                                                               5.96%
Volatility                                                                           22.77%
Dividend yield                                                                        5.29%
---------------------------------------------------------------------------------------------


FASB NO. 123
Under the above models, the value of stock options and warrants granted during 1999, 1998 and 1997 totaled approximately $626, $5,281 and $19,750, respectively, which would be amortized ratably on a pro forma basis over the appropriate vesting period. Had the Company determined compensation cost for these granted securities in accordance with FASB No. 123, the Company's pro forma net income (loss), basic earnings (loss) per share and diluted earnings
(loss) per share would have been $113,854, $1.95 and $1.94 in 1999, $110,061,
$1.97 and $1.96 in 1998, and ($3,153), ($0.08) and ($0.08) in 1997,
respectively.

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

The value of the Restricted Stock Awards and the balance of the loans related to the Stock Purchase Rights at the grant date were recorded as unamortized stock compensation in stockholders' equity. As a result of provisions contained in certain of the Company's executive officers' employment agreements, which were triggered by the Mack Transaction on December 11, 1997, the loans provided by the Company under the Stock Purchase Rights were forgiven by the Company, and the vesting and issuance of the restricted stock issued under the Restricted Stock Awards was accelerated, and related tax obligation payments were made. As a result, the accelerated cost of $16,788 affecting the stock compensation described above was included in non-recurring charges for the year ended December 31, 1997. With such accelerated vestings, there was no remaining balance in unamortized stock compensation as of December 31, 1997.

Included in general and administrative expense for the year ended December 31, 1997 was $2,257 relating to the normal cost of Restricted Stock Awards and Stock Purchase Rights.

Effective July 1, 1999, the Company entered into amended and restated employment contracts with six of its key executive officers which provided for, among other things, compensation in Restricted Stock Awards and associated tax obligation payments. In connection with the Restricted Stock Awards, the executive officers are to receive up to a total of 193,593 shares of the Company's common stock vesting over a five-year period contingent upon the Company meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the executive officers were granted under the Employee Plan.

In addition, on December 6, 1999, the Company granted Restricted Stock
Awards, which also provided for associated tax obligation payments, to certain officers of the Company. In connection with the Restricted Stock Awards, the officers are to receive up to a total of 18,000 shares of the Company's common stock vesting over a five-year period contingent upon the Company meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the officers were also granted under the Employee Plan.

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

During the year ended December 31, 1999, 3,319 deferred stock units were earned.

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

The following information presents the Company's results for the years ended December 31, 1999, 1998 and 1997 in accordance with FASB No. 128.


                                                        For the Year Ended December 31,
                                          1999                         1998                        1997
                                          ----                         ----                        ----
                                 Basic EPS     Diluted EPS    Basic EPS    Diluted EPS    Basic EPS     Diluted EPS
-----------------------------------------------------------------------------------------------------------------------
Net income                       $ 119,739       $ 119,739    $ 116,578      $ 116,578      $ 1,405        $  1,405
Add:   Net income attributable
       to potentially dilutive
       securities                       --          17,389           --         15,903           --             143
-----------------------------------------------------------------------------------------------------------------------
Adjusted net income              $ 119,739       $ 137,128    $ 116,578      $ 132,481      $ 1,405        $  1,548
=======================================================================================================================

Weighted average shares             58,385          67,133       55,840         63,893       39,266          44,156
-----------------------------------------------------------------------------------------------------------------------
Per Share                        $    2.05       $    2.04    $    2.09      $    2.07      $  0.04        $   0.04
=======================================================================================================================


The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation.


                                                                     Year Ended December 31,
                                                            1999              1998             1997
-----------------------------------------------------------------------------------------------------
Basic EPS Shares:                                          58,385            55,840           39,266
     Add:     Operating Partnership units                   8,500             7,598            4,090
              Stock options                                   241               411              579
              Restricted Stock Awards                           7                --              188
              Stock Warrants                                   --                44               33
-----------------------------------------------------------------------------------------------------
Diluted EPS Shares:                                        67,133            63,893           44,156
=====================================================================================================


Preferred Units and Contingent Units outstanding in 1999, 1998 and 1997 were not included in the computation of diluted EPS as such units were anti-dilutive during the period.

Pursuant to the Repurchase Program, during 1998, the Company purchased for constructive retirement, 854,700 shares of its outstanding common stock for approximately $25,058. Additionally, during 1999, the Company purchased for constructive retirement, 1,014,500 shares of its outstanding common stock for approximately $27,500.

17. SEGMENT REPORTING

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

Selected results of operations for the years ended December 31, 1999, 1998 and 1997 and selected asset information as of December 31, 1999, 1998 and 1997 regarding the Company's operating segment are as follows:


                                                      Total              Corporate &           Total
                                                     Segment              Other (e)           Company
------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
     1999                                       $    534,984            $     3,903           $  538,887 (f)
     1998                                            475,096                  4,919              480,015 (g)
     1997                                            234,434                  7,634              242,068 (h)

TOTAL OPERATING AND INTEREST EXPENSES (b):
     1999                                       $    183,293            $   113,798           $  297,091
     1998                                            162,612                100,707              263,319
     1997                                             81,058                 49,032              130,090

NET OPERATING INCOME (c):
     1999                                       $    351,691            $  (109,895)          $  241,796 (f)
     1998                                            312,484                (95,788)             216,696 (g)
     1997                                            153,376                (41,398)             111,978 (h)

TOTAL ASSETS:
     1999                                       $  3,576,806            $    52,795           $3,629,601
     1998                                          3,430,865                 21,329            3,452,194
     1997                                          2,583,738                  9,706            2,593,444

TOTAL LONG-LIVED ASSETS (d):
     1999                                       $  3,510,285            $    30,318           $3,540,603
     1998                                          3,393,313                  4,098            3,397,411
     1997                                          2,550,961                  2,960            2,553,921
------------------------------------------------------------------------------------------------------------


(a) Total contract revenues represents all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represents the sum of real estate taxes, utilities, operating services, general and administrative, interest expense and non-recurring charges. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $87,209, $78,916 and $36,825 in 1999, 1998 and 1997, respectively, and non-recurring charges of $16,458 and $46,519 in 1999 and 1997, respectively.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets is comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f) Excludes $12,438 of adjustments for straight-lining of rents and $159 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $13,575 of adjustments for straight-lining of rents and $109 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(h)  Excludes $7,733 of adjustments for straight-lining of rents.

18. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

19. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma financial information for the year ended December 31, 1998 is presented as if all acquisitions and common stock offerings (if any) completed in 1998 had occurred on January 1, 1998. In management's opinion, all adjustments necessary to reflect the effects of these transactions have been made. As there were no material transactions that occurred in 1999, no pro forma financial information is presented for the year ended December 31, 1999.

This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1998, nor do they represent the results of operations of future periods.


                                                                     1998
----------------------------------------------------------------------------
Total revenues                                                  $  522,661
Operating and other expenses                                       157,698
General and administrative                                          26,901
Depreciation and amortization                                       83,410
Interest expense                                                   102,828
----------------------------------------------------------------------------
Income before minority interest                                    151,824
Minority interest                                                   33,244
----------------------------------------------------------------------------

Net income                                                      $  118,580
============================================================================

Basic earnings per common share                                 $     2.06
Diluted earnings per common share                               $     2.04

----------------------------------------------------------------------------
Basic weighted average shares outstanding                           57,652
Diluted weighted average shares outstanding                         66,338
----------------------------------------------------------------------------


20. CONDENSED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes the condensed quarterly financial information for the
Company:


QUARTER ENDED 1999:                                    December 31    September 30        June 30       March 31
------------------------------------------------------------------------------------------------------------------
Total revenues                                        $    140,600      $  139,020     $  136,975      $ 134,889
Operating and other expenses                                43,716          42,947         41,466         40,522
General and administrative                                   6,258           5,691          5,568          7,963
Depreciation and amortization                               19,808          22,967         22,465         21,969
Interest expense                                            27,167          26,474         25,697         23,622
Non-recurring charges                                           --              --         16,458             --
------------------------------------------------------------------------------------------------------------------
Income before gain on sale of
   rental property, minority interests and
   extraordinary item                                       43,651          40,941         25,321         40,813
Gain on sale of rental property                              1,957              --             --             --
------------------------------------------------------------------------------------------------------------------
Income before minority interests and
   extraordinary item                                       45,608          40,941         25,321         40,813
Minority interests                                           9,139           8,421          6,635          8,749
------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                            36,469          32,520         18,686         32,064
Extraordinary item - loss on early retirement debt              --              --             --             --
------------------------------------------------------------------------------------------------------------------
Net income                                            $     36,469      $   32,520     $   18,686      $  32,064
==================================================================================================================
BASIC EARNINGS PER SHARE:
Income before extraordinary item                      $       0.63      $     0.55     $     0.32      $    0.55
Extraordinary item -- loss on early retirement of debt          --              --             --             --
------------------------------------------------------------------------------------------------------------------
Net income                                            $       0.63      $     0.55     $     0.32      $    0.55
==================================================================================================================
DILUTED EARNINGS PER SHARE:
Income before extraordinary item                      $       0.62      $     0.55     $     0.32      $    0.55
Extraordinary item -- loss on early retirement of debt          --              --             --             --
------------------------------------------------------------------------------------------------------------------
Net income                                            $       0.62      $     0.55     $     0.32      $    0.55
==================================================================================================================
Dividends declared per common share                   $       0.58      $     0.58     $     0.55      $    0.55
==================================================================================================================



QUARTER ENDED 1998:                                    December 31    September 30        June 30       March 31
------------------------------------------------------------------------------------------------------------------
Total revenues                                          $  134,941      $  130,894     $  122,041      $ 105,823
Operating and other expenses                                41,753          40,746         36,724         31,226
General and administrative                                   6,555           5,967          6,268          6,037
Depreciation and amortization                               22,379          21,213         19,093         16,231
Interest expense                                            23,896          23,881         21,786         18,480
------------------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item      40,358          39,087         38,170         33,849
Minority interest                                            9,050           8,375          7,782          7,306
------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                            31,308          30,712         30,388         26,543
Extraordinary item - loss on early retirement debt
 (Net of minority interest's share of $297)                     --              --        (2,373)             --
------------------------------------------------------------------------------------------------------------------
Net income                                              $   31,308      $   30,712     $   28,015      $  26,543
==================================================================================================================
BASIC EARNINGS PER SHARE:
Income before extraordinary item                        $     0.55      $     0.53     $     0.53      $    0.52
Extraordinary item -- loss on early retirement of debt          --              --          (0.04)            --
------------------------------------------------------------------------------------------------------------------
Net income                                              $     0.55      $     0.53     $     0.49      $    0.52
==================================================================================================================
DILUTED EARNINGS PER SHARE:
Income before extraordinary item                        $     0.55      $     0.53     $     0.53      $    0.51
Extraordinary item -- loss on early retirement of debt          --              --          (0.04)            --
------------------------------------------------------------------------------------------------------------------
Net income                                              $     0.55      $     0.53     $     0.49      $    0.51
==================================================================================================================
Dividends declared per common share                     $     0.55      $     0.55     $     0.50      $    0.50
==================================================================================================================


                                  EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBIT TITLE
-------   -------------
3.1 Restated Charter of Mack-Cali Realty Corporation dated June 2, 1999, together with Articles Supplementary thereto (filed as Exhibit 3.1 to the Company's Form 8-K dated June 10, 1999 and as Exhibit 4.2 to the Company's Form 8-K dated July 6, 1999 and each incorporated herein by reference).

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

EXHIBIT
NUMBER    EXHIBIT TITLE
-------   -------------

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

EXHIBIT
NUMBER    EXHIBIT TITLE
-------   -------------

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

10.18 Agreement of Sale and Purchase, dated December 28, 1999, by and between Mack-Cali Realty, L.P. and Parsippany Office Associates L.L.C.

10.19     Operating Agreement of Parsippany Office Associates L.L.C.

21        Subsidiaries of the Company

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

                                            MACK-CALI REALTY CORPORATION
                                            (Registrant)

Date: February 23, 2000               By:    /S/ BARRY LEFKOWITZ
                                             -------------------------
                                             Barry Lefkowitz
                                             Executive Vice President &
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          NAME                          TITLE                       DATE
          ----                          -----                       ----

     /S/ JOHN J. CALI           Chairman of the Board         February 23, 2000
--------------------------
       John J. Cali

   /S/ MITCHELL E. HERSH        Chief Executive Officer       February 23, 2000
--------------------------      and Director
     Mitchell E. Hersh

   /S/ TIMOTHY M. JONES         President                     February 23, 2000
--------------------------
     Timothy M. Jones

    /S/ BARRY LEFKOWITZ         Executive Vice President and  February 23, 2000
--------------------------      Chief Financial Officer
      Barry Lefkowitz

     /S/ BRANT B. CALI          Executive Vice President,     February 23, 2000
--------------------------      Chief Operating Officer,
       Brant B. Cali            Assistant Secretary and
                                Director


/S/ BRENDAN T. BYRNE, ESQ.      Director                      February 23, 2000
--------------------------
  Brendan T. Byrne, Esq.

    /S/ MARTIN D. GRUSS         Director                      February 23, 2000
--------------------------
      Martin D. Gruss

           NAME                      TITLE                         DATE
           ----                      -----                         ----

    /S/ NATHAN GANTCHER         Director                     February 23, 2000
--------------------------
      Nathan Gantcher

     /S/ EARLE I. MACK          Director                     February 23, 2000
--------------------------
       Earle I. Mack

    /S/ WILLIAM L. MACK         Director                     February 23, 2000
--------------------------
      William L. Mack

   /S/ ROY J. ZUCKERBERG        Director                     February 23, 2000
--------------------------
     Roy J. Zuckerberg

  /S/ ALAN G. PHILIBOSIAN       Director                     February 23, 2000
--------------------------
    Alan G. Philibosian

   /S/ DR. IRVIN D. REID        Director                     February 23, 2000
--------------------------
     Dr. Irvin D. Reid

     /S/ VINCENT TESE           Director                     February 23, 2000
--------------------------
       Vincent Tese

   /S/ MARTIN S. BERGER         Director                     February 23, 2000
--------------------------
     Martin S. Berger

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                   SCHEDULE III



                                                                                           COSTS
                                                                    INITIAL COSTS      CAPITALIZED
                                       YEAR           RELATED            BUILDING AND    SUBSEQUENT
PROPERTY LOCATION (2)              BUILT ACQUIRED   ENCUMBRANCES   LAND IMPROVEMENTS  TO ACQUISITION
---------------------              ----- --------   ------------   ---- ------------  --------------
ATLANTIC COUNTY, NEW JERSEY...
EGG HARBOR
100 Decadon Drive (O).........      1987   1995     $       --     $300     $3,282         $119
200 Decadon Drive (O).........      1991   1995             --      369      3,241          158

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Rte 208 North (O).......      1987   1995             --    3,067     19,415          441
FORT LEE
2115 Linwood Avenue (O).......      1981   1998             --      474      4,419        3,724
One Bridge Plaza (O)..........      1981   1996             --    2,439     24,462        1,488
LITTLE FERRY
200 Riser Road (O)............      1974   1997         10,500    3,888     15,551          236
MONTVALE
135 Chestnut Ridge Road (O)...      1981   1997             --    2,587     10,350           85
95 Chestnut Ridge Road (O)....      1975   1997          2,135    1,227      4,907           44
PARAMUS
140 Ridgewood Avenue (O)......      1981   1997         15,392    7,932     31,463          269
15 East Midland Avenue (O)....      1988   1997         24,790   10,375     41,497           56
461 From Road (O).............      1988   1997         35,000   13,194     52,778           81
61 South Paramus Avenue (O)...      1985   1997         15,776    9,005     36,018        4,046
650 From Road (O).............      1978   1997         23,316   10,487     41,949          430
ROCHELLE PARK
120 Passaic Street (O)........      1972   1997             --    1,354      5,415           35
365 West Passaic Street (O)...      1976   1997          7,468    4,148     16,592          859
SADDLE RIVER
1 Lake Street (O).............      1994   1997         35,789   13,952     55,812            6
UPPER SADDLE RIVER
10 Mountainview Road (O)......      1986   1998             --    4,240     20,485          911
WOODCLIFF LAKE
300 Tice Boulevard (O)........      1991   1996             --    5,424     29,688          449
400 Chestnut Ridge Road (O)...      1982   1997         14,446    4,201     16,802           --
470 Chestnut Ridge Road (O)...      1987   1997          4,087    2,346      9,385            2
50 Tice Boulevard (O).........      1984   1994             --    4,500         --       26,030
530 Chestnut Ridge Road (O)...      1986   1997          4,032    1,860      7,441            3

BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane (F)..............      1991   1998          2,084      652      3,433          904
5 Terri Lane (F)..............      1992   1998          2,350      564      3,792        1,279
DELRAN
Tenby Chase Apartments (M)....      1970   1994             --      396         --        5,370
MOORESTOWN
1 Executive Drive (F).........      1989   1998             --      226      1,453          118
101 Commerce Drive (F)........      1988   1998             --      422      3,528          240
101 Executive Drive (F).......      1990   1998          1,116      241      2,262          148
102 Executive Drive (F).......      1990   1998             --      353      3,607          231
1256 North Church (F).........      1984   1998             --      354      3,098          232
1507 Lancer Drive (F).........      1995   1998             --      119      1,106           40
1510 Lancer Drive (F).........      1998   1998             --      732      2,928           38
201 Commerce Drive (F)........      1986   1998          1,059      254      1,694           83
102 Commerce Drive (F)........      1987   1999             --      389      1,554           --
202 Commerce Drive (F)........      1988   1999             --      490      1,963           --
2 Commerce Drive (F)..........      1986   1999             --      723      2,893           --
224 Strawbridge Drive (O).....      1984   1997             --      766      4,335        2,786



                                   GROSS AMOUNT AT WHICH
                                    CARRIED AT CLOSE OF
                                        PERIOD (1)
                                ----------------------------
                                      BUILDING AND           ACCUMULATED
PROPERTY LOCATION (2)           LAND  IMPROVEMENTS   TOTAL    DEPRECIATION
---------------------           ----  ------------   -------  ------------
ATLANTIC COUNTY, NEW JERSEY...
EGG HARBOR
100 Decadon Drive (O).........  $300     $3,401     $3,701       $351
200 Decadon Drive (O).........   369      3,399      3,768        374

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Rte 208 North (O)....... 3,067     19,856     22,923      2,442
FORT LEE
2115 Linwood Avenue (O).......   474      8,143      8,617         79
One Bridge Plaza (O).......... 2,439     25,950     28,389      2,112
LITTLE FERRY
200 Riser Road (O)............ 3,888     15,787     19,675        802
MONTVALE
135 Chestnut Ridge Road (O)... 2,588     10,434     13,022        530
95 Chestnut Ridge Road (O).... 1,227      4,951      6,178        252
PARAMUS
140 Ridgewood Avenue (O)...... 7,932     31,732     39,664      1,317
15 East Midland Avenue (O)....10,374     41,554     51,928      2,122
461 From Road (O).............13,194     52,859     66,053      2,699
61 South Paramus Avenue (O)... 9,005     40,064     49,069      1,921
650 From Road (O).............10,487     42,379     52,866      2,149
ROCHELLE PARK
120 Passaic Street (O)........ 1,357      5,447      6,804        277
365 West Passaic Street (O)... 4,148     17,451     21,599        900
SADDLE RIVER
1 Lake Street (O).............13,953     55,817     69,770      2,853
UPPER SADDLE RIVER
10 Mountainview Road (O)...... 4,240     21,396     25,636      1,297
WOODCLIFF LAKE
300 Tice Boulevard (O)........ 5,424     30,137     35,561      2,338
400 Chestnut Ridge Road (O)... 4,201     16,802     21,003        856
470 Chestnut Ridge Road (O)... 2,346      9,387     11,733        480
50 Tice Boulevard (O)......... 4,500     26,030     30,530     11,338
530 Chestnut Ridge Road (O)... 1,860      7,444      9,304        380

BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane (F)..............   658      4,331      4,989        258
5 Terri Lane (F)..............   569      5,066      5,635        325
DELRAN
Tenby Chase Apartments (M)....   396      5,370      5,766      3,439
MOORESTOWN
1 Executive Drive (F).........   228      1,569      1,797        100
101 Commerce Drive (F)........   426      3,764      4,190        262
101 Executive Drive (F).......   244      2,407      2,651        140
102 Executive Drive (F).......   356      3,835      4,191        228
1256 North Church (F).........   356      3,328      3,684        224
1507 Lancer Drive (F).........   120      1,145      1,265         66
1510 Lancer Drive (F).........   735      2,963      3,698        111
201 Commerce Drive (F)........   258      1,773      2,031        115
102 Commerce Drive (F)........   389      1,554      1,943         --
202 Commerce Drive (F)........   490      1,963      2,453         --
2 Commerce Drive (F)..........   723      2,893      3,616         --
224 Strawbridge Drive (O).....   766      7,121      7,887        468


                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                                       COSTS
                                                                                INITIAL COSTS      CAPITALIZED
                                                    YEAR          RELATED           BUILDING AND    SUBSEQUENT
PROPERTY LOCATION (2)                          BUILT  ACQUIRED  ENCUMBRANCES   LAND IMPROVEMENTS  TO ACQUISITION
---------------------                          ----- ---------  ------------  ----- ------------- --------------
225 Executive Drive (F) .................       1990   1998       1,259         323     2,477            96
228 Strawbridge Drive (O) ...............       1984   1997          --         767     4,334         2,888
30 Twosome Drive (F) ....................       1997   1998          --         234     1,954            45
40 Twosome Drive (F) ....................       1996   1998          --         297     2,393            55
50 Twosome Drive (F) ....................       1997   1998          --         301     2,330            43
MOORESTOWN
840 North Lenola Road (F) ...............       1995   1998          --         329     2,366            45
844 North Lenola Road (F) ...............       1995   1998          --         239     1,714            35
97 Foster Road (F) ......................       1982   1998          --         208     1,382            46
WEST DEPTFORD
1451 Metropolitan Drive (F) .............       1996   1998          --         203     1,189             23

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway (O) ............       1980   1997      26,604      12,606    50,425            182
ROSELAND
101 Eisenhower Parkway (O) ..............       1980   1994          --         228        --         14,348
103 Eisenhower Parkway (O) ..............       1985   1994          --          --        --         13,208

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive (O) .......       1989   1994          --       6,205        --         81,394
Harborside Financial Center Plaza I (O) .       1983   1996      51,276       3,923    51,013             --
Harborside Financial Center Plaza II (O)        1990   1996      49,362      17,655   101,546          3,563
Harborside Financial Center Plaza III (O)       1990   1996      49,362      17,655   101,878          3,569

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive (F) ...................       1989   1995          --         205     1,676             --
200 Horizon Drive (F) ...................       1991   1995          --         205     3,027             --
300 Horizon Drive (F) ...................       1989   1995          --         379     4,355             55
500 Horizon Drive (F) ...................       1990   1995          --         379     3,395            100
Zero Horizon Drive (L) ..................        n/a   1999          --         498        --             --
PRINCETON
5 Vaughn Drive (O) ......................       1987   1995          --         657     9,800            404
103 Carnegie Center (O) .................       1984   1996          --       2,566     7,868            579
100 Overlook Center (O) .................       1988   1997          --       2,378    21,754            143

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road (O) .................       1977   1997          --         649     2,594            149
PLAINSBORO
500 College Road East (O) ...............       1984   1998          --         614    20,626            261
SOUTH BRUNSWICK
3 Independence Way (O) ..................       1983   1997          --       1,997    11,391            102
WOODBRIDGE
581 Main Street (O) .....................       1991   1997      17,500       3,237    12,949         19,342

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66 (O) .......................       1989   1995          --       1,098    18,146             39
WALL TOWNSHIP
1305 Campus Parkway (O) .................       1988   1995          --         335     2,560             67
1320 Wykoff Avenue (F) ..................       1986   1995          --         255     1,285             --
1324 Wykoff Avenue (F) ..................       1987   1995          --         230     1,439             92
1325 Campus Parkway (F) .................       1988   1995          --         270     2,928             41
1340 Campus Parkway (F) .................       1992   1995          --         489     4,621            310



                                                 GROSS AMOUNT AT WHICH
                                                  CARRIED AT CLOSE OF
                                                         PERIOD (1)
                                               -------------------------
                                                     BUILDING AND          ACCUMULATED
PROPERTY LOCATION (2)                           LAND  IMPROVEMENTS  TOTAL   DEPRECIATION
---------------------                           ----  ------------  ------  ------------

225 Executive Drive (F) .................       326     2,570     2,896       172
228 Strawbridge Drive (O) ...............       766     7,223     7,989       578
30 Twosome Drive (F) ....................       235     1,998     2,233       139
40 Twosome Drive (F) ....................       300     2,445     2,745       150
50 Twosome Drive (F) ....................       304     2,370     2,674       158
MOORESTOWN
840 North Lenola Road (F) ...............       333     2,407     2,740       155
844 North Lenola Road (F) ...............       241     1,747     1,988       112
97 Foster Road (F) ......................       211     1,425     1,636        82
WEST DEPTFORD
1451 Metropolitan Drive (F) .............       206     1,209     1,415        81

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway (O) ............    12,606    50,607    63,213     2,580
ROSELAND
101 Eisenhower Parkway (O) ..............       228    14,348    14,576     7,887
103 Eisenhower Parkway (O) ..............     2,300    10,908    13,208     4,011

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive (O) .......     6,205    81,394    87,599    23,922
Harborside Financial Center Plaza I (O) .     3,923    51,013    54,936     4,039
Harborside Financial Center Plaza II (O)     18,315   104,449   122,764     8,168
Harborside Financial Center Plaza III (O)    18,295   104,807   123,102     8,169

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive (F) ...................       205     1,676     1,881       175
200 Horizon Drive (F) ...................       205     3,027     3,232       315
300 Horizon Drive (F) ...................       379     4,410     4,789       464
500 Horizon Drive (F) ...................       379     3,495     3,874       412
Zero Horizon Drive (L) ..................       498      --         498      --
PRINCETON
5 Vaughn Drive (O) ......................       657    10,204    10,861     1,179
103 Carnegie Center (O) .................     2,566     8,447    11,013       924
100 Overlook Center (O) .................     2,378    21,897    24,275     1,183

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road (O) .................       649     2,743     3,392       138
PLAINSBORO
500 College Road East (O) ...............       614    20,887    21,501       915
SOUTH BRUNSWICK
3 Independence Way (O) ..................     1,997    11,493    13,490       672
WOODBRIDGE
581 Main Street (O) .....................     8,115    27,413    35,528     1,043

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66 (O) .......................     1,098    18,185    19,283     1,900
WALL TOWNSHIP
1305 Campus Parkway (O) .................       335     2,627     2,962       315
1320 Wykoff Avenue (F) ..................       255     1,285     1,540       134
1324 Wykoff Avenue (F) ..................       230     1,531     1,761       202
1325 Campus Parkway (F) .................       270     2,969     3,239       328
1340 Campus Parkway (F) .................       489     4,931     5,420       581


                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           COSTS
                                                                     INITIAL COSTS      CAPITALIZED
                                       YEAR          RELATED            BUILDING AND    SUBSEQUENT
PROPERTY LOCATION (2)              BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION
---------------------              ----- -------- ------------     ---- ------------  --------------
1350 Campus Parkway (O).......      1990   1995         --          454      7,134          544
1433 Highway 34 (F)...........      1985   1995         --          889      4,321          338
1345 Campus Parkway (F).......      1995   1997         --        1,023      5,703           55

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway (O)......      1987   1994         --        1,564         --       15,860
MORRIS PLAINS
201 Littleton Road (O)........      1979   1997         --        2,407      9,627          100
250 Johnson Road (O)..........      1977   1997      2,235        2,004      8,016          221
MORRIS TOWNSHIP
340 Mt. Kemble Avenue (O).....      1985   1997     32,178       13,624     54,496           40
412 Mt. Kemble Avenue (O).....      1986   1997     40,025       15,737     62,954           32
PARSIPPANY
2 Dryden Way (O)..............      1990   1998         --          778        420           13
2 Hilton Court (O)............      1991   1998         --        1,971     32,007          115
600 Parsippany Road (O).......      1978   1994         --        1,257      5,594          614
7 Campus Drive (O)............      1982   1998         --        1,932     27,788          107
7 Sylvan Way (O)..............      1987   1998         --        2,084     26,083           35
8 Campus Drive (O)............      1987   1998         --        1,865     35,456          690
5 Sylvan Way (O)..............      1989   1998         --        1,160     25,214          346
1 Sylvan Way (O)..............      1989   1998         --        1,689     24,699        2,215

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue (O)........      1983   1994         --           --         --        7,181
TOTOWA
11 Commerce Way (F)...........      1989   1995         --          586      2,986          232
120 Commerce Way (F)..........      1994   1995         --          228         --        1,200
140 Commerce Way (F)..........      1994   1995         --          229         --        1,200
2 Center Court (F)............      1998   1998         --          191         --        2,563
20 Commerce Way (F)...........      1992   1995         --          516      3,108           26
29 Commerce Way (F)...........      1990   1995         --          586      3,092          229
40 Commerce Way (F)...........      1987   1995         --          516      3,260          375
45 Commerce Way (F)...........      1992   1995         --          536      3,379          137
60 Commerce Way (F)...........      1988   1995         --          526      3,257          261
80 Commerce Way (F)...........      1996   1996         --          227         --        1,631
100 Commerce Way (F)..........      1996   1996         --          226         --        1,631
999 Riverview Drive (O).......      1988   1995         --          476      6,024          416
1 Center Court (F)............      1999   1999         --          270      1,824           87
WAYNE
201 Willowbrook Boulevard (O).      1970   1997     10,250        3,103     12,410          475

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road (O).........      1986   1996         --          775      3,636           31
233 Mt. Airy Road (O).........      1987   1996         --        1,034      5,033           16
BRIDGEWATER
721 Route 202/206 (O).........      1989   1997     23,000        6,730     26,919          205



                                    GROSS AMOUNT AT WHICH
                                     CARRIED AT CLOSE OF
                                         PERIOD (1)
                                 --------------------------
                                        BUILDING AND           ACCUMULATED
PROPERTY LOCATION (2)            LAND  IMPROVEMENTS   TOTAL   DEPRECIATION
---------------------            ----  ------------   -----   -------------
1350 Campus Parkway (O).......    454      7,678      8,132        893
1433 Highway 34 (F)...........    889      4,659      5,548        635
1345 Campus Parkway (F).......  1,024      5,757      6,781        420

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway (O)......  1,564     15,860     17,424      6,116
MORRIS PLAINS
201 Littleton Road (O)........  2,407      9,727     12,134        495
250 Johnson Road (O)..........  2,004      8,237     10,241        415
MORRIS TOWNSHIP
340 Mt. Kemble Avenue (O)..... 13,624     54,536     68,160      2,786
412 Mt. Kemble Avenue (O)..... 15,738     62,985     78,723      3,218
PARSIPPANY
2 Dryden Way (O)..............    778        433      1,211         29
2 Hilton Court (O)............  1,971     32,122     34,093      1,545
600 Parsippany Road (O).......  1,257      6,208      7,465        870
7 Campus Drive (O)............  1,932     27,895     29,827      1,314
7 Sylvan Way (O)..............  2,084     26,118     28,202      1,269
8 Campus Drive (O)............  1,865     36,146     38,011      1,709
5 Sylvan Way (O)..............  1,160     25,560     26,720      1,174
1 Sylvan Way (O)..............  1,689     26,914     28,603      1,462

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue (O)........  1,100      6,081      7,181      2,654
TOTOWA
11 Commerce Way (F)...........    586      3,218      3,804        327
120 Commerce Way (F)..........    228      1,200      1,428        127
140 Commerce Way (F)..........    229      1,200      1,429        128
2 Center Court (F)............    191      2,563      2,754        161
20 Commerce Way (F)...........    516      3,134      3,650        326
29 Commerce Way (F)...........    586      3,321      3,907        434
40 Commerce Way (F)...........    516      3,635      4,151        515
45 Commerce Way (F)...........    536      3,516      4,052        434
60 Commerce Way (F)...........    526      3,518      4,044        469
80 Commerce Way (F)...........    227      1,631      1,858        317
100 Commerce Way (F)..........    226      1,631      1,857        317
999 Riverview Drive (O).......    476      6,440      6,916        687
1 Center Court (F)............    270      1,911      2,181         38
WAYNE
201 Willowbrook Boulevard (O).  3,103     12,885     15,988        647

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road (O).........    775      3,667      4,442        312
233 Mt. Airy Road (O).........  1,034      5,049      6,083        431
BRIDGEWATER
721 Route 202/206 (O).........  6,730     27,124     33,854      1,379


                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           COSTS
                                                                     INITIAL COSTS      CAPITALIZED
                                       YEAR          RELATED            BUILDING AND    SUBSEQUENT
PROPERTY LOCATION (2)              BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION
---------------------              ----- -------- ------------     ---- ------------  --------------
UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue (O).........      1985   1994         --           --         --       17,658
CRANFORD
11 Commerce Drive (O).........      1981   1994         --          470         --        6,230
12 Commerce Drive (O).........      1967   1997         --          887      3,549          151
20 Commerce Drive (O).........      1990   1994         --        2,346         --       22,154
6 Commerce Drive (O)..........      1973   1994         --          250         --        2,732
65 Jackson Drive (O)..........      1984   1994         --          541         --        7,015
NEW PROVIDENCE
890 Mountain Road (O).........      1977   1997         --        2,796     11,185        4,224

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive (O)......      1987   1997         --        2,258      9,031          120

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road (O).......      1980   1997         --        2,093      8,370          218
600 Community Drive (O).......      1983   1997         --       11,018     44,070          180

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard (O).......      1988   1995         --        1,090     13,412        1,302

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane (I)..........      1957   1997         --            3        268          190
1 Westchester Plaza (F).......      1967   1997         --          199      2,023           31
100 Clearbrook Road (O).......      1975   1997         --          220      5,366          445
101 Executive Boulevard (O)...      1971   1997         --          267      5,838          132
11 Clearbrook Road (F)........      1974   1997         --          149      2,159            5
150 Clearbrook Road (F).......      1975   1997         --          497      7,030           81
175 Clearbrook Road (F).......      1973   1997         --          655      7,473          280
2 Warehouse Lane (I)..........      1957   1997         --            4        672           26
2 Westchester Plaza (F).......      1968   1997         --          234      2,726           --
200 Clearbrook Road (F).......      1974   1997         --          579      6,620          488
250 Clearbrook Road (F).......      1973   1997         --          867      8,647          442
3 Warehouse Lane (I)..........      1957   1997         --           21      1,948          166
3 Westchester Plaza (F).......      1969   1997         --          655      7,936           --
300 Executive Boulevard (F)...      1970   1997         --          460      3,609           --
350 Executive Boulevard (F)...      1970   1997         --          100      1,793           --
399 Executive Boulevard (F)...      1962   1997         --          531      7,191          105
4 Warehouse Lane (I).........       1957   1997         --           84     13,393          185
4 Westchester Plaza (F).......      1969   1997         --          320      3,729           70
400 Executive Boulevard (F)...      1970   1997         --        2,202      1,846          273
5 Warehouse Lane (I)..........      1957   1997         --           19      4,804          204
5 Westchester Plaza (F).......      1969   1997         --          118      1,949           --
50 Executive Boulevard (F)....      1969   1997         --          237      2,617           --
500 Executive Boulevard (F)...      1970   1997         --          258      4,183          272
525 Executive Boulevard (F)...      1972   1997         --          345      5,499           30
570 Taxter Road (O)...........      1972   1997         --          438      6,078          198
6 Warehouse Lane (I)..........      1982   1997         --           10      4,419           25
6 Westchester Plaza (F).......      1968   1997         --          164      1,998          133
7 Westchester Plaza (F).......      1972   1997         --          286      4,321           24
700 Executive Boulevard (L)...       N/A   1997         --          970         --           --
75 Clearbrook Road (F)........      1990   1997         --        2,314      4,716           --
77 Executive Boulevard (F)....      1977   1997         --           34      1,104            6



                                    GROSS AMOUNT AT WHICH
                                     CARRIED AT CLOSE OF
                                         PERIOD (1)
                                 --------------------------
                                        BUILDING AND           ACCUMULATED
PROPERTY LOCATION (2)            LAND  IMPROVEMENTS   TOTAL   DEPRECIATION
---------------------            ----  ------------   -----   ------------
UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue (O).........  1,822     15,836     17,658      7,045
CRANFORD
11 Commerce Drive (O).........    470      6,230      6,700      3,220
12 Commerce Drive (O).........    887      3,700      4,587        183
20 Commerce Drive (O).........  2,346     22,154     24,500      6,484
6 Commerce Drive (O)..........    250      2,732      2,982      1,623
65 Jackson Drive (O)..........    542      7,014      7,556      3,352
NEW PROVIDENCE
890 Mountain Road (O).........  3,764     14,441     18,205        722

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive (O)......  2,258      9,151     11,409        478

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road (O).......  2,093      8,588     10,681        439
600 Community Drive (O)....... 11,018     44,250     55,268      2,296

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard (O).......  1,090     14,714     15,804      1,801

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane (I)..........      3        458        461         24
1 Westchester Plaza (F).......    199      2,054      2,253        154
100 Clearbrook Road (O).......    220      5,811      6,031        454
101 Executive Boulevard (O)...    267      5,970      6,237        446
11 Clearbrook Road (F)........    149      2,164      2,313        160
150 Clearbrook Road (F).......    497      7,111      7,608        529
175 Clearbrook Road (F).......    655      7,753      8,408        600
2 Warehouse Lane (I)..........      4        698        702         51
2 Westchester Plaza (F).......    234      2,726      2,960        199
200 Clearbrook Road (F).......    579      7,108      7,687        518
250 Clearbrook Road (F).......    867      9,089      9,956        647
3 Warehouse Lane (I)..........     21      2,114      2,135        150
3 Westchester Plaza (F).......    655      7,936      8,591        579
300 Executive Boulevard (F)...    460      3,609      4,069        263
350 Executive Boulevard (F)...    100      1,793      1,893        131
399 Executive Boulevard (F)...    531      7,296      7,827        534
4 Warehouse Lane (I).........      85     13,577     13,662        999
4 Westchester Plaza (F).......    320      3,799      4,119        292
400 Executive Boulevard (F)...  2,202      2,119      4,321        172
5 Warehouse Lane (I)..........     19      5,008      5,027        357
5 Westchester Plaza (F).......    118      1,949      2,067        142
50 Executive Boulevard (F)....    237      2,617      2,854        191
500 Executive Boulevard (F)...    258      4,455      4,713        314
525 Executive Boulevard (F)...    345      5,529      5,874        410
570 Taxter Road (O)...........    438      6,276      6,714        461
6 Warehouse Lane (I)..........     10      4,444      4,454        323
6 Westchester Plaza (F).......    164      2,131      2,295        157
7 Westchester Plaza (F).......    286      4,345      4,631        322
700 Executive Boulevard (L)...    970         --        970         --
75 Clearbrook Road (F)........  2,314      4,716      7,030        344
77 Executive Boulevard (F)....     34      1,110      1,144         82


                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           COSTS
                                                                     INITIAL COSTS      CAPITALIZED
                                       YEAR          RELATED            BUILDING AND    SUBSEQUENT
PROPERTY LOCATION (2)              BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION
---------------------              ----- -------- ------------     ---- ------------  --------------
8 Westchester Plaza (F).......      1971   1997         --          447      5,262          546
85 Executive Boulevard (F)....      1968   1997         --          155      2,507           19
HAWTHORNE
1 Skyline Drive (O)...........      1980   1997         --           66      1,711           35
10 Skyline Drive (F)..........      1985   1997         --          134      2,799           78
11 Skyline Drive (F)..........      1989   1997         --           --      4,788           66
12 Skyline Drive (F)..........      1999   1999         --        1,562      3,254        1,573
15 Skyline Drive (F)..........      1989   1997         --           --      7,449          349
17 Skyline Drive (O)..........      1989   1997         --           --      7,269          136
2 Skyline Drive (O)...........      1987   1997         --          109      3,128          254
200 Saw Mill River Road (F)...      1965   1997         --          353      3,353          125
30 Saw Mill River Road (O)....      1982   1997         --        2,355     34,254        3,634
4 Skyline Drive (F)...........      1987   1997         --          363      7,513          389
7 Skyline Drive (O)...........      1987   1998         --          330     13,013           35
8 Skyline Drive (F)...........      1985   1997         --          212      4,410          792
TARRYTOWN
200 White Plains Road (O).....      1982   1997         --          378      8,367          606
220 White Plains Road (O).....      1984   1997         --          367      8,112          352
230 White Plains Road (R).....      1984   1997         --          124      1,845           --
WHITE PLAINS
1 Barker Avenue (O)...........      1975   1997         --          208      9,629          426
1 Water Street (O)............      1979   1997         --          211      5,382          262
11 Martine Avenue (O).........      1987   1997         --          127     26,833        2,870
25 Martine Avenue (M).........      1987   1997         --          120     11,366          250
3 Barker Avenue (O)...........      1983   1997         --          122      7,864          432
50 Main Street (O)............      1985   1997         --          564     48,105        1,946
YONKERS
1 Enterprise Boulevard (L)....       N/A   1997         --        1,380         --           --
1 Executive Boulevard (O).....      1982   1997         --        1,104     11,904          573
1 Odell Plaza (F).............      1980   1997         --        1,206      6,815          235
100 Corporate Boulevard (F)...      1987   1997         --          602      9,910          349
2 Executive Plaza (R).........      1986   1997         --           89      2,439           --
200 Corporate Boulevard South (F)   1990   1997         --          502      7,575           63
3 Executive Plaza (O).........      1987   1997         --          385      6,256          307
4 Executive Plaza (F).........      1986   1997         --          584      6,134          284
5 Odell Plaza (F).............      1983   1997         --          331      2,988           29
6 Executive Plaza (F).........      1987   1997         --          546      7,246           28
7 Odell Plaza (F).............      1984   1997         --          419      4,418           86

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive (O)......      1989   1997         --          619      9,016          101
1055 Westlakes Drive (O)......      1990   1997         --        1,951     19,046          206
1205 Westlakes Drive (O)......      1988   1997         --        1,323     20,098          393
1235 Westlakes Drive (O)......      1986   1997         --        1,417     21,215          545

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive (O).........      1986   1996         --        1,349     10,018          161
200 Stevens Drive (O).........      1987   1996         --        1,644     20,186          335
300 Stevens Drive (O).........      1992   1996         --          491      9,490          358
MEDIA
1400 Providence Rd -
  Center I (O)................      1986   1996         --        1,042      9,054          644
1400 Providence Rd. -
  Center II(O)................      1990   1996         --        1,543     16,464          895



                                       GROSS AMOUNT AT WHICH
                                        CARRIED AT CLOSE OF
                                            PERIOD (1)
                                    --------------------------
                                           BUILDING AND          ACCUMULATED
PROPERTY LOCATION (2)               LAND  IMPROVEMENTS   TOTAL  DEPRECIATION
---------------------               ----  ------------   ----- -------------
8 Westchester Plaza (F).......       447      5,808      6,255        523
85 Executive Boulevard (F)....       155      2,526      2,681        185
HAWTHORNE
1 Skyline Drive (O)...........        66      1,746      1,812        126
10 Skyline Drive (F)..........       134      2,877      3,011        228
11 Skyline Drive (F)..........        --      4,854      4,854        370
12 Skyline Drive (F)..........     1,562      4,827      6,389         33
15 Skyline Drive (F)..........        --      7,798      7,798        701
17 Skyline Drive (O)..........        --      7,405      7,405        533
2 Skyline Drive (O)...........       109      3,382      3,491        258
200 Saw Mill River Road (F)...       353      3,478      3,831        263
30 Saw Mill River Road (O)....     2,356     37,887     40,243      3,458
4 Skyline Drive (F)...........       363      7,902      8,265        733
7 Skyline Drive (O)...........       330     13,048     13,378        435
8 Skyline Drive (F)...........       212      5,202      5,414        357
TARRYTOWN
200 White Plains Road (O).....       378      8,973      9,351        796
220 White Plains Road (O).....       367      8,464      8,831        645
230 White Plains Road (R).....       124      1,845      1,969        134
WHITE PLAINS
1 Barker Avenue (O)...........       207     10,056     10,263        739
1 Water Street (O)............       211      5,644      5,855        406
11 Martine Avenue (O).........       127     29,703     29,830      2,091
25 Martine Avenue (M).........       120     11,616     11,736        839
3 Barker Avenue (O)...........       122      8,296      8,418        638
50 Main Street (O)............       564     50,051     50,615      3,865
YONKERS
1 Enterprise Boulevard (L)....     1,380         --      1,380         --
1 Executive Boulevard (O).....     1,105     12,476     13,581        989
1 Odell Plaza (F).............     1,206      7,050      8,256        512
100 Corporate Boulevard (F)...       602     10,259     10,861        740
2 Executive Plaza (R).........        89      2,439      2,528        178
200 Corporate Boulevard South (F)    502      7,638      8,140        492
3 Executive Plaza (O).........       385      6,563      6,948        461
4 Executive Plaza (F).........       584      6,418      7,002        521
5 Odell Plaza (F).............       331      3,017      3,348        218
6 Executive Plaza (F).........       546      7,274      7,820        531
7 Odell Plaza (F).............       419      4,504      4,923        364

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive (O)......       619      9,117      9,736        654
1055 Westlakes Drive (O)......     1,951     19,252     21,203      1,386
1205 Westlakes Drive (O)......     1,323     20,491     21,814      1,546
1235 Westlakes Drive (O)......     1,418     21,759     23,177      1,543

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive (O).........     1,349     10,179     11,528        763
200 Stevens Drive (O).........     1,644     20,521     22,165      1,532
300 Stevens Drive (O).........       491      9,848     10,339        718
MEDIA
1400 Providence Rd -
  Center I (O)................     1,042      9,698     10,740        925
1400 Providence Rd. -
  Center II(O)................     1,544     17,358     18,902      1,742



                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           COSTS
                                                                     INITIAL COSTS      CAPITALIZED
                                       YEAR          RELATED            BUILDING AND    SUBSEQUENT
PROPERTY LOCATION (2)              BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION
---------------------              ----- -------- ------------     ---- ------------  --------------
MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue (O).......      1990   1997         --        1,713     12,559          130
PLYMOUTH MEETING
Five Sentry East (O)..........      1984   1996         --          642      7,992          464
Five Sentry West (O)..........      1984   1996         --          268      3,334           51
1150 Plymouth Meeting Mall (O)      1970   1997         --          125        499       20,463

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue (O)....      1973   1998     10,784        3,300     16,734          540
NORWARK
40 Richards Avenue (O)........      1985   1998         --        1,087     18,399        1,077
SHELTON
1000 Bridgeport Avenue (O)....      1986   1997         --          773     14,934          159
STAMFORD
419 West Avenue (F)...........      1986   1997         --        4,538      9,246           39
500 West Avenue (F)...........      1988   1997         --          415      1,679           62
550 West Avenue (F)...........      1990   1997         --        1,975      3,856          322
600 West Avenue (F)...........      1999   1999         --        2,305      2,863          261
650 West Avenue (F)...........      1998   1998         --        1,328         --        3,787

DISTRICT OF COLUMBIA
WASHINGTON
1400 L Street, NW (O).........      1987   1998         --       13,054     27,423          416
1709 New York Avenue, NW (O)..      1972   1998         --       19,898     29,686        1,291
1201 Connecticut Avenue, NW (O)     1940   1999         --       14,228     18,571           65

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place (O).....      1989   1998         --        2,114     13,546          461

BEXAR COUNTY, TEXAS
SAN ANTONIO
111 Soledad (O)...............      1918   1997         --        2,004      8,017          322
1777 N.E. Loop 410 (O)........      1986   1997         --        3,119     12,477          817
84 N.E. Loop 410 (O)..........      1971   1997         --        2,295     10,382          289
200 Concord Plaza Drive (O)...      1986   1997         --        2,387     31,825          556

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place (O)........      1986   1997         --          942      3,767           56

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (O)..........      1984   1997         --        6,098     24,366          937
3100 Monticello (O)...........      1984   1997         --        1,940      7,762        4,594
8214 Westchester (O)..........      1983   1997         --        1,705      6,819          200
IRVING
2300 Valley View (O)..........      1985   1997         --        1,913      7,651          325
RICHARDSON
1122 Alma Road (O)............      1977   1997         --          754      3,015          169

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way (O)..      1981   1997         --        1,619      6,476          418



                                       GROSS AMOUNT AT WHICH
                                        CARRIED AT CLOSE OF
                                            PERIOD (1)
                                           BUILDING AND          ACCUMULATED
PROPERTY LOCATION (2)               LAND  IMPROVEMENTS   TOTAL   DEPRECIATION
---------------------               ----  ------------   -----   ------------
MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue (O).......     1,714     12,688     14,402        733
PLYMOUTH MEETING
Five Sentry East (O)..........       642      8,456      9,098        659
Five Sentry West (O)..........       268      3,385      3,653        269
1150 Plymouth Meeting Mall (O)       125     20,962     21,087        934

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue (O)....     3,300     17,274     20,574        926
NORWARK
40 Richards Avenue (O)........     1,087     19,476     20,563        647
SHELTON
1000 Bridgeport Avenue (O)....       773     15,093     15,866        997
STAMFORD
419 West Avenue (F)...........     4,538      9,285     13,823        679
500 West Avenue (F)...........       415      1,741      2,156        127
550 West Avenue (F)...........     1,975      4,178      6,153        334
600 West Avenue (F)...........     2,305      3,124      5,429          7
650 West Avenue (F)...........     1,328      3,787      5,115        211

DISTRICT OF COLUMBIA
WASHINGTON
1400 L Street, NW (O).........    13,054     27,839     40,893      1,138
1709 New York Avenue, NW (O)..    19,898     30,977     50,875      1,229
1201 Connecticut Avenue, NW (O)   14,228     18,636     32,864        193

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place (O).....     1,393     14,728     16,121        514

BEXAR COUNTY, TEXAS
SAN ANTONIO
111 Soledad (O)...............     2,004      8,339     10,343        423
1777 N.E. Loop 410 (O)........     3,119     13,294     16,413        738
84 N.E. Loop 410 (O)..........     2,296     10,670     12,966        538
200 Concord Plaza Drive (O)...     2,393     32,375     34,768      1,649

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place (O)........       942      3,823      4,765        200

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (O)..........     6,098     25,303     31,401      1,443
3100 Monticello (O)...........     2,511     11,785     14,296        563
8214 Westchester (O)..........     1,705      7,019      8,724        358
IRVING
2300 Valley View (O)..........     1,913      7,976      9,889        443
RICHARDSON
1122 Alma Road (O)............       754      3,184      3,938        161

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way (O)..     1,619      6,894      8,513        372


                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III



                                                                                           COSTS
                                                                     INITIAL COSTS      CAPITALIZED
                                       YEAR          RELATED            BUILDING AND    SUBSEQUENT
PROPERTY LOCATION (2)              BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION
---------------------              ----- -------- ------------     ---- ------------  --------------
14511 Falling Creek (O).......      1982   1997         --          434      1,738          223
1717 St. James Place (O)......      1975   1997         --          909      3,636          155
1770 St. James Place (O)......      1973   1997         --          730      2,920          289
5225 Katy Freeway (O).........      1983   1997         --        1,403      5,610          695
5300 Memorial (O).............      1982   1997         --        1,283      7,269          103

POTTER COUNTY, TEXAS
AMARILLO
6900 IH - 40 West (O).........      1986   1997         --          287      1,147          256

TARRANT COUNTY, TEXAS
EULESS
150 West Park Way (O).........      1984   1997         --          852      3,410           78

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy.
  South (O)...................      1985   1998         --        4,121     32,935          401

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard (O)      1991   1997      6,717        2,732     10,927        5,743
PHOENIX
19640 North 31st Street (O)...      1990   1997      7,112        3,437     13,747            4
SCOTTSDALE
9060 E. Via Linda Boulevard (O)     1984   1997         --        3,720     14,879           --

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street (O)      1997   1998         --        2,680     23,125           27
DENVER
400 South Colorado Boulevard (O)    1983   1998         --        1,461     10,620          402
ENGLEWOOD
5350 South Roslyn Street (O)..      1982   1998         --          862      6,831          129
9359 East Nichols Avenue (O)..      1997   1998         --        1,155      8,171         (444)

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court (O)      1997   1998         --          653      4,936           14
303 South Technology Court-A (O)    1997   1998         --          623      3,892            4
303 South Technology Court-B (O)    1997   1998         --          623      3,892            5
LOUISVILLE
1172 Century Drive (O)........      1996   1998         --          707      4,647           37
248 Centennial Parkway (O)....      1996   1998         --          708      4,647           37
285 Century Place (O).........      1997   1998         --          889     10,133           13

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite (O).......      1974   1998         --          556     12,980           27

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South (O).      1985   1998         --          703      5,653          150
400 Inverness Drive (O).......      1997   1998         --        1,584     19,878        (895)
5975 South Quebec Street (O)..      1996   1998         --          855     11,551          201
67 Inverness Drive East (O)...      1996   1998         --        1,034      5,516           10
PARKER
9777 Pyramid Court (O)........      1995   1998         --        1,304     13,189           26



                                      GROSS AMOUNT AT WHICH
                                       CARRIED AT CLOSE OF
                                           PERIOD (1)
                                   --------------------------
                                          BUILDING AND           ACCUMULATED
PROPERTY LOCATION (2)              LAND  IMPROVEMENTS   TOTAL   DEPRECIATION
---------------------              ----  ------------   -----   ------------
14511 Falling Creek (O).......      434      1,961      2,395        100
1717 St. James Place (O)......      909      3,791      4,700        227
1770 St. James Place (O)......      730      3,209      3,939        190
5225 Katy Freeway (O).........    1,403      6,305      7,708        321
5300 Memorial (O).............    1,710      6,945      8,655        355

POTTER COUNTY, TEXAS
AMARILLO
6900 IH - 40 West (O).........      287      1,403      1,690         66

TARRANT COUNTY, TEXAS
EULESS
150 West Park Way (O).........      852      3,488      4,340        192

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy.
  South (O)...................    4,121     33,336     37,457      1,620

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard (O)    3,593     15,809     19,402        731
PHOENIX
19640 North 31st Street (O)...    3,437     13,751     17,188        703
SCOTTSDALE
9060 E. Via Linda Boulevard (O)   3,720     14,879     18,599        760

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street (O)    2,682     23,150     25,832      1,022
DENVER
400 South Colorado Boulevard (O)  1,461     11,022     12,483        458
ENGLEWOOD
5350 South Roslyn Street (O)..      862      6,960      7,822        346
9359 East Nichols Avenue (O)..    1,155      7,727      8,882        358

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court (O)      653      4,950      5,603        225
303 South Technology Court-A (O)    623      3,896      4,519        195
303 South Technology Court-B (O)    623      3,897      4,520        196
LOUISVILLE
1172 Century Drive (O)........      707      4,684      5,391        238
248 Centennial Parkway (O)....      708      4,684      5,392        239
285 Century Place (O).........      891     10,144     11,035        430

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite (O).......      556     13,007     13,563        550

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South (O).      703      5,803      6,506        277
400 Inverness Drive (O).......    1,584     18,983     20,567        848
5975 South Quebec Street (O)..      856     11,751     12,607        548
67 Inverness Drive East (O)...    1,035      5,525      6,560        276
PARKER
9777 Pyramid Court (O)........    1,306     13,213     14,519        650


                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III


                                                                                                         GROSS AMOUNT AT WHICH
                                                                                           COSTS          CARRIED AT CLOSE OF
                                                                     INITIAL COSTS      CAPITALIZED           PERIOD (1)
                                       YEAR          RELATED            BUILDING AND    SUBSEQUENT           BUILDING AND
PROPERTY LOCATION (2)              BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION  LAND  IMPROVEMENTS   TOTAL
---------------------              ----- -------- ------------     ---- ------------  --------------  ----  ------------   -----
EL PASO COUNTY, COLORADO
COLORADO SPRINGS
1975 Research Parkway (O).....      1997   1998         --        1,397     13,221        2,455      1,611     15,462     17,073
2375 Telstar Drive (O)........      1998   1999         --          348      2,507        2,791        348      5,298      5,646
8415 Explorer (O).............      1998   1999         --          347      2,507        2,790        347      5,297      5,644

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard (O).......      1985   1998         --          774      6,891          403        775      7,293      8,068

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
760 Market Street (O).........      1908   1997         --        5,588     22,352       38,306     13,499     52,747     66,246
795 Folsom Street (O).........      1977   1999         --        9,348     24,934        3,836      9,348     28,770     38,118

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard (O).....      1982   1997         --        3,959     15,837          394      3,959     16,231     20,190

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway (O)......      1988   1997         --        1,708      6,833          181      1,708      7,014      8,722

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street (O).....      1894   1997         --        2,559     10,236          110      2,559     10,346     12,905

PROJECTS UNDER DEVELOPMENT....                          --       49,831         --       50,542     49,831     50,542    100,373
FURNITURE, FIXTURES & EQUIPMENT                         --         --           --        6,160         --      6,160      6,160
-----------------------------------------------------------------------------------------------------------------------------------
TOTALS                                            $527,004     $527,383 $2,655,585     $471,877   $549,096 $3,105,749 $3,654,845
===================================================================================================================================




                                    ACCUMULATED
PROPERTY LOCATION (2)               DEPRECIATION
---------------------               ------------
EL PASO COUNTY, COLORADO
COLORADO SPRINGS
1975 Research Parkway (O).....            630
2375 Telstar Drive (O)........             58
8415 Explorer (O).............             58

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard (O).......            367

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
760 Market Street (O).........          2,232
795 Folsom Street (O).........            329

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard (O).....            822

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway (O)......            384

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street (O).....            428

PROJECTS UNDER DEVELOPMENT....             --
FURNITURE, FIXTURES & EQUIPMENT         1,955
-------------------------------------------------------------------
TOTALS                               $256,629
===================================================================


(1) The aggregate cost for federal income tax purposes at December 31, 1999 was approximately $2.65 billion.

(2)  LEGEND OF PROPERTY CODES:
     (O)=Office Property                (M)=Multi-family Residential Property
     (F)=Office/Flex Property           (R)=Stand-alone Retail Property
     (I)=Industrial/Warehouse Property  (L)=Land Lease

                          MACK-CALI REALTY CORPORATION
                              NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 1999, 1998 and 1997 are as follows:


                                   1999           1998          1997
                                   ----           ----          ----
RENTAL PROPERTIES
Balance at beginning of year   $ 3,467,799    $ 2,629,616   $   853,352
     Additions                     204,565        838,183     1,776,264
     Retirements/Disposals         (17,519)          --            --
                               -----------    -----------   -----------
Balance at end of year         $ 3,654,845    $ 3,467,799   $ 2,629,616
                               ===========    ===========   ===========

ACCUMULATED DEPRECIATION

Balance at beginning of year   $   177,934    $   103,133   $    68,610
     Depreciation expense           81,730         74,801        34,523
     Retirements/Disposals          (3,035)          --            --
                               -----------    -----------   -----------
Balance at end of year         $   256,629    $   177,934   $   103,133
                               ===========    ===========   ===========
