Form 10-Q
period 2000-03-31
MACK CALI REALTY CORP
filed 2000-05-04
CIK 924901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from........................to........................
Commission file number 1-13274

                          Mack-Cali Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                             22-3305147
-------------------------------                          -----------------------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES /X/ NO / / and (2) has been subject to such filing requirements for the past ninety (90) days YES /X/
NO / /.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 28, 2000, there were 58,705,898 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I   FINANCIAL INFORMATION                                                         PAGE

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2000
                      and December 31, 1999                                              4

                  Consolidated Statements of Operations for the three months
                      ended March 31, 2000 and 1999                                      5

                  Consolidated Statement of Changes in Stockholders' Equity
                      for the three months ended March 31, 2000                          6

                  Consolidated Statements of Cash Flows for the three months
                      ended March 31, 2000 and 1999                                      7

                  Notes to Consolidated Financial Statements                             8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                         30

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk            55

PART II  OTHER INFORMATION AND SIGNATURES

         Item 1.  Legal Proceedings                                                     56

         Item 2.  Changes in Securities and Use of Proceeds                             56

         Item 3.  Defaults Upon Senior Securities                                       56

         Item 4.  Submission of Matters to a Vote of Security Holders                   56

         Item 5.  Other Information                                                     56

         Item 6.  Exhibits                                                              57

                  Signatures                                                            60

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

         The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation's Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 1999.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

==============================================================================================

                                                                   March 31,     December 31,
ASSETS                                                                2000           1999
----------------------------------------------------------------------------------------------
Rental property
    Land and leasehold interests                                 $  552,893      $  549,096
    Buildings and improvements                                    3,041,833       3,014,532
    Tenant improvements                                              91,788          85,057
    Furniture, fixtures and equipment                                 6,200           6,160
----------------------------------------------------------------------------------------------
                                                                  3,692,714       3,654,845
Less - accumulated depreciation and amortization                   (277,065)       (256,629)
----------------------------------------------------------------------------------------------
    Total rental property                                         3,415,649       3,398,216
Cash and cash equivalents                                             6,174           8,671
Investments in unconsolidated joint ventures                         91,497          89,134
Unbilled rents receivable                                            55,386          53,253
Deferred charges and other assets, net                               66,805          66,436
Restricted cash                                                       6,390           7,081
Accounts receivable, net of allowance for doubtful accounts
    of $679 and $672                                                  8,855           6,810
----------------------------------------------------------------------------------------------

Total assets                                                    $ 3,650,756     $ 3,629,601
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Senior unsecured notes                                           $  782,863      $  782,785
Revolving credit facilities                                         216,208         177,000
Mortgages and loans payable                                         529,432         530,390
Dividends and distributions payable                                  42,501          42,499
Accounts payable and accrued expenses                                50,674          63,394
Rents received in advance and security deposits                      38,395          36,150
Accrued interest payable                                              5,630          16,626
----------------------------------------------------------------------------------------------
    Total liabilities                                             1,665,703       1,648,844
----------------------------------------------------------------------------------------------

MINORITY INTERESTS:
Operating Partnership                                               454,717         455,275
Partially-owned properties                                           84,497          83,600
----------------------------------------------------------------------------------------------
    Total minority interests                                        539,214         538,875
----------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                --              --
Common stock, $0.01 par value, 190,000,000 shares authorized,
    58,489,135 and 58,446,552 shares outstanding                        584             584
Additional paid-in capital                                        1,550,989       1,549,888
Dividends in excess of net earnings                                (101,211)       (103,902)
Unamortized stock compensation                                       (4,523)         (4,688)
----------------------------------------------------------------------------------------------
    Total stockholders' equity                                    1,445,839       1,441,882
----------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                       $3,650,756      $3,629,601
==============================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

==============================================================================================

                                                               Three Months Ended March 31,
REVENUES                                                            2000           1999
----------------------------------------------------------------------------------------------
Base rents                                                       $ 121,598       $ 116,080
Escalations and recoveries from tenants                             16,668          14,860
Parking and other                                                    3,322           3,900
Equity in earnings (loss) of unconsolidated joint ventures           1,137            (206)
Interest income                                                        254             255
----------------------------------------------------------------------------------------------
    Total revenues                                                 142,979         134,889
----------------------------------------------------------------------------------------------

EXPENSES
----------------------------------------------------------------------------------------------
Real estate taxes                                                   14,704          13,843
Utilities                                                           10,379           9,592
Operating services                                                  17,742          17,087
General and administrative                                           6,113           7,963
Depreciation and amortization                                       22,182          21,969
Interest expense                                                    26,426          23,622
----------------------------------------------------------------------------------------------
    Total expenses                                                  97,546          94,076
----------------------------------------------------------------------------------------------
Income before gain on sale of land and
    minority interests                                              45,433          40,813
Gain on sale of land                                                 2,248              --
----------------------------------------------------------------------------------------------
Income before minority interests                                    47,681          40,813
Minority interests:
  Operating Partnership                                              8,976           8,749
  Partially-owned properties                                         2,090              --
----------------------------------------------------------------------------------------------

Net income                                                       $  36,615       $  32,064
==============================================================================================

Basic earnings per share                                         $    0.63       $    0.55

Diluted earnings per share                                       $    0.62       $    0.55
----------------------------------------------------------------------------------------------

Dividends declared per common share                              $    0.58       $    0.55
----------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                           58,295          58,162

Diluted weighted average shares outstanding                         73,191          67,283
----------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)

===========================================================================================================

                                                       Additional Dividends in   Unamortized      Total
                                       Common Stock      Paid-In    Excess of       Stock     Stockholders'
                                     Shares  Par Value   Capital  Net Earnings  Compensation     Equity
-----------------------------------------------------------------------------------------------------------
Balance at January 1, 2000           58,447   $   584   $1,549,888  $(103,902)      $(4,688)   $1,441,882
    Net income                           --        --           --     36,615            --        36,615
    Dividends                            --        --           --    (33,924)           --       (33,924)
    Redemption of common units
      for shares of common stock         37        --          957         --            --           957
    Proceeds from stock options
      exercised                           5        --          117         --            --           117
    Deferred compensation plan for
      directors                          --        --           27         --            --            27
    Amortization of stock compensation   --        --           --         --           165           165
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 2000            58,489   $   584   $1,550,989  $(101,211)      $(4,523)   $1,445,839
===========================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

==============================================================================================

                                                                  Three Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                   2000           1999
----------------------------------------------------------------------------------------------
Net income                                                           $36,615         $32,064
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     22,182          21,969
    Amortization of stock compensation                                   165              --
    Amortization of deferred financing costs and debt discount           901             601
    Equity in (earnings) loss of unconsolidated joint ventures        (1,137)            206
    Gain on sale of land                                              (2,248)             --
    Minority interests                                                11,066           8,749
Changes in operating assets and liabilities:
    Increase in unbilled rents receivable                             (2,133)         (3,538)
    Increase in deferred charges and other assets, net                (2,857)         (1,866)
    Increase in accounts receivable, net                              (2,045)         (2,846)
    (Decrease) increase in accounts payable and accrued expenses     (12,720)            148
    Increase in rents received in advance and security deposits        2,245           2,575
    (Decrease) increase in accrued interest payable                  (10,996)          1,592
----------------------------------------------------------------------------------------------

  Net cash provided by operating activities                          $39,038         $59,654
==============================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------------------------------------------------------------
Additions to rental property                                        $(39,801)       $(21,673)
Investments in unconsolidated joint ventures                          (2,625)        (22,474)
Distributions from unconsolidated joint ventures                       1,299           1,040
Proceeds from sale of land                                             4,179              --
Decrease (increase) in restricted cash                                   691            (352)
----------------------------------------------------------------------------------------------
  Net cash used in investing activities                             $(36,257)       $(43,459)
==============================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                 $    --        $597,252
Proceeds from revolving credit facilities                             67,876          40,900
Proceeds from mortgages and loans payable                                 --          45,500
Repayments of revolving credit facilities                            (28,668)       (601,900)
Repayments of mortgages and loans payable                               (869)        (44,932)
Distributions from consolidated partially-owned properties            (1,193)             --
Repurchase of common stock                                                --            (713)
Payment of financing costs                                               (42)         (5,574)
Proceeds from stock options exercised                                    117             433
Payment of dividends and distributions                               (42,499)        (40,564)
----------------------------------------------------------------------------------------------

  Net cash used in financing activities                              $(5,278)        $(9,598)
==============================================================================================

Net (decrease) increase in cash and cash equivalents                 $(2,497)        $ 6,597
Cash and cash equivalents, beginning of period                       $ 8,671         $ 5,809
----------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                             $ 6,174         $12,406
==============================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE/UNIT AMOUNTS)
================================================================================

1.      ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of March 31, 2000, the Company owned or had interests in 266 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 29.0 million square feet, and are comprised of 163 office buildings and 90 office/flex buildings totaling approximately 28.6 million square feet (which includes eight office buildings and four office/flex buildings aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. ("Operating Partnership"). See Investments in Unconsolidated Joint Ventures in Note 2 for the Company`s treatment of unconsolidated joint venture interests. All significant intercompany accounts and transactions have been eliminated.

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


2.      SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $131,488 and $103,977 as of March 31, 2000 and December 31, 1999, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                   Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                   Leasehold interests                                  Remaining lease term
----------------------------------------------------------------------------------------------
                   Buildings and improvements                                  5 to 40 years
----------------------------------------------------------------------------------------------
                   Tenant improvements                             The shorter of the term of
                                                                   the related lease or useful life
----------------------------------------------------------------------------------------------
                   Furniture, fixtures and equipment                           5 to 10 years
----------------------------------------------------------------------------------------------

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

                   When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established.

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

DEFERRED
FINANCING          Costs incurred in obtaining financing are capitalized
COSTS              and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $901 and $601 for the three months ended March 31, 2000 and 1999, respectively.

DEFERRED
LEASING COSTS      Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                   Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.
                   Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation which is capitalized and amortized, approximated $693 and $658 for the three months ended March 31, 2000 and 1999, respectively.

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

                   Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 14.

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

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The dividends and distributions payable at March 31, 2000 represents dividends payable to shareholders of record as of April 5, 2000 (58,489,135 shares), distributions payable to minority interest common unitholders (8,116,827 common units) on that same date and preferred distributions payable to preferred unitholders (229,304 preferred units) for the first quarter 2000. The first quarter 2000 dividends and common unit distributions of $0.58 per share and per common unit, as well as the first quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on March 20, 2000 and paid on April 24, 2000.

                   The dividends and distributions payable at December 31, 1999 represents dividends payable to shareholders of record as of January 4, 2000 (58,450,552 shares), distributions payable to minority interest common unitholders (8,153,710 common units) on that same date and preferred distributions payable to preferred unitholders (229,304 preferred units) for the fourth quarter 1999. The fourth quarter 1999 dividends and common unit distributions of $0.58 per share and per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on December 17, 1999 and paid on January 21, 2000.

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


3.      ACQUISITIONS/TRANSACTIONS

2000 TRANSACTIONS
ACQUISITIONS
On January 13, 2000, the Company acquired approximately 12.7 acres of developable land located at the Company's Airport Business Center, Lester, Delaware County, Pennsylvania. The land was acquired for approximately $2,069.

On March 24, 2000, the Company acquired 2 Executive Drive, a 60,800 square-foot office/flex building located in Moorestown, Burlington County, New Jersey, through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998. The building was acquired for approximately $3,985.

DISPOSITIONS
On February 25, 2000, the Company sold 39.1 acres of vacant land located at the Company's Horizon Center Business Park in Hamilton Township, Mercer County, New Jersey for net proceeds, after selling costs, of approximately $4,179.

On April 17, 2000, the Company sold its property at 95 Christopher Columbus Drive, located in Jersey City, Hudson County, New Jersey, for approximately $152,500.

On April 20, 2000, the Company sold Atrium at Coulter Ridge, located in Amarillo, Potter County, Texas, for approximately $1,600.

1999 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the year ended December 31, 1999:

---------------------------------------------------------------------------------------------------------------------------
Acquisition                                                                            # of     Rentable      Investment by
  Date       Property/Portfolio Name             Location                              Bldgs.   Square Feet    Company (a)
---------------------------------------------------------------------------------------------------------------------------
OFFICE
3/05/99      Pacifica Portfolio - Phase III(b)   Colorado Springs, El Paso County, CO    2       94,737         $5,709
7/21/99      1201 Connecticut Avenue, NW         Washington, D.C.                        1      169,549         32,799
---------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                      3      264,286        $38,508
---------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
12/21/99     McGarvey Portfolio - Phase III(c)   Moorestown, Burlington County, NJ       3      138,600         $8,012
---------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                  3      138,600         $8,012
---------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                   6      402,886        $46,520
===========================================================================================================================

SEE FOOTNOTES ON SUBSEQUENT PAGE.

PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:

---------------------------------------------------------------------------------------------------------------------------
Date Placed                                                                              # of     Rentable    Investment by
 in Service    Property Name                   Location                                  Bldgs.   Square Feet  Company (a)
---------------------------------------------------------------------------------------------------------------------------
OFFICE
8/09/99      2115 Linwood Avenue               Fort Lee, Bergen County, NJ                 1         68,000    $ 8,147
11/01/99     795 Folsom Street (d)             San Francisco, San Francisco County, CA     1        183,445     37,337
---------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                                 2        251,445    $45,484
---------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/01/99      One Center Court                  Totowa, Passaic County, NJ                 1          38,961    $ 2,140
9/17/99      12 Skyline Drive                  Hawthorne, Westchester County, NY          1          46,850      5,023
12/10/99     600 West Avenue (e)               Stamford, Fairfield County, CT             1          66,000      5,429
---------------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                           3         151,811    $12,592
---------------------------------------------------------------------------------------------------------------------------

LAND LEASE
2/01/99      Horizon Center Business Park(f)   Hamilton Township, Mercer County, NJ      N/A      27.7 acres   $ 1,007
---------------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                    27.7 acres   $ 1,007
---------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                       5         403,256    $59,083
===========================================================================================================================

(a) Unless otherwise noted, transactions were funded by the Company with funds primarily made available through draws on the Company's credit facilities.
(b) William L. Mack, a current member of the Board of Directors of the Company and an equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(d) On June 1, 1999, the building was acquired for redevelopment for approximately $34,282.
(e) On May 4, 1999, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Company acquired the land for approximately $2,181.
(f) On February 1, 1999, the Company entered into a ground lease agreement to lease 27.7 acres of developable land located at the Company's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

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


4.      INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Company performs management and leasing services for the property owned by the joint venture and recognized $37 and $38 in fees for such services in the three months ended March 31, 2000 and 1999, respectively.

HPMC
On April 23, 1998, the Company entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. HPMC Development Partners II, L.P.'s efforts have focused on three development projects, commonly referred to as Lava Ridge, Peninsula Gateway and Stadium Gateway. Among other things, the partnership agreements provide for a preferred return on the Company's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

  CONTINENTAL GRAND II
  Continental Grand II is a 4.2 acre site located in El Segundo, Los Angeles County, California, acquired by the venture upon which it has constructed and placed in service a 237,360 square-foot office property.

  SUMMIT RIDGE
  Summit Ridge is a 7.3 acre site located in San Diego, San Diego County, California, acquired by the venture upon which it has constructed and placed in service three one-story buildings aggregating 133,750 square feet of office/flex space.

  LAVA RIDGE
  Lava Ridge is a 12.1 acre site located in Roseville, Placer County, California, acquired by the venture upon which it has constructed and placed in service three two-story buildings aggregating 183,200 square feet of office space.

  PENINSULA GATEWAY
  Peninsula Gateway is a parcel of land purchased from the City of Daly City, California, for future development into office space, a hotel and other retail establishments.

  STADIUM GATEWAY
  Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by the venture to develop a six-story office building aggregating 261,554 square feet.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional
0.1 percent interest in G&G Martco through the issuance of common units (see
Note 11). The Company performs management and leasing services for the property owned by the joint venture and recognized $52 and $12 in fees for such services in the three months ended March 31, 2000 and 1999, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $123 and $0 in fees for such services in the three months ended March 31, 2000 and 1999, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH) On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. Subsequently, through March 31, 2000, the venture paid $16,519 ($3,304 representing the Company's share) in accordance with the earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture and recognized $30 and $30 in fees for such services in the three months ended March 31, 2000 and 1999, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20,000 in the venture. William L. Mack, a current member of the Board of Directors of the Company and an equity holder of the Operating Partnership, is a principal of the managing member of the venture. At March 31, 2000, the venture held approximately $302,000 face value of CMBS bonds at an aggregate cost of $133,000.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2000 and December 31, 1999:

                                                                         March 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial    Ramland    Ashford             Combined
                                  Pru-Beta 3      HPMC    Martco    Exchange      Realty      Loop      ARCap     Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net              $21,563   $86,840   $13,377     $10,786    $19,385    $34,593   $     --   $186,544
   Other assets                        3,306     3,989     2,940         943      4,740      1,555    240,152    257,625
-------------------------------------------------------------------------------------------------------------------------
   Total assets                      $24,869   $90,829   $16,317     $11,729    $24,125    $36,148   $240,152   $444,169
=========================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable       $    --   $51,251   $44,000     $    --    $17,185   $     --   $104,693   $217,129
   Other liabilities                     470     4,681     1,372          --        834        383     36,072     43,812
   Partners'/members' capital         24,399    34,897   (29,055)     11,729      6,106     35,765     99,387    183,228
-------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital        $24,869   $90,829   $16,317     $11,729    $24,125    $36,148   $240,152   $444,169
=========================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                    $16,757   $24,669  $  8,292     $11,777   $  2,610   $  7,498  $  19,894  $  91,497
-------------------------------------------------------------------------------------------------------------------------

                                                                        December 31, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial    Ramland    Ashford             Combined
                                  Pru-Beta 3      HPMC    Martco    Exchange     Realty      Loop       ARCap     Total
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net              $21,817   $70,823   $13,672     $10,752    $19,549    $28,755   $     --   $165,368
   Other assets                        3,319     3,260     2,467         773      5,069        704    239,441    255,033
-------------------------------------------------------------------------------------------------------------------------
   Total assets                      $25,136   $74,083   $16,139     $11,525    $24,618    $29,459   $239,441   $420,401
=========================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable       $    --   $41,274   $43,081     $    --    $17,300    $    --   $108,407   $210,062
   Other liabilities                     186     4,769     1,383           2      1,263        815     36,109     44,527
   partners'/members' capital         24,950    28,040   (28,325)     11,523      6,055     28,644     94,925    165,812
-------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital        $25,136   $74,083   $16,139     $11,525    $24,618    $29,459   $239,441   $420,401
=========================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                    $17,072   $23,337  $  8,352     $11,571   $  2,697   $  6,073  $  20,032  $  89,134
-------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2000 and 1999:

                                                                Three Months Ended March 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial    Ramland    Ashford             Combined
                                  Pru-Beta 3      HPMC    Martco    Exchange      Realty      Loop      ARCap     Total
------------------------------------------------------------------------------------------------------------------------
   Total revenues                     $1,234    $1,056    $2,712        $250       $978     $1,363     $6,544    $14,137
   Operating and other expenses         (418)     (174)     (760)        (31)      (317)      (630)      (571)    (2,901)
   Depreciation and amortization        (306)     (341)     (426)        (13)      (241)      (193)        --     (1,520)
   Interest expense                       --      (327)     (875)         --       (369)        --       (769)    (2,340)
-------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                 $   510     $ 214   $   651        $206      $  51    $   540     $5,204    $ 7,376
=========================================================================================================================
   Company's equity in earnings
   of unconsolidated
   joint ventures                    $   216        --   $   169        $206      $  25    $   121    $   400    $ 1,137
-------------------------------------------------------------------------------------------------------------------------


                                                                Three Months Ended March 31, 1999
-------------------------------------------------------------------------------------------------------------------------
                                                                    American
                                                            G&G     Financial    Ramland    Ashford             Combined
                                  Pru-Beta 3      HPMC    Martco    Exchange      Realty      Loop      ARCap     Total
-------------------------------------------------------------------------------------------------------------------------
   Total revenues                     $1,231        --    $1,990        $188         --       $917      $ 247     $4,573
   Operating and other expenses         (374)       --      (691)        (69)        --       (473)      (390)    (1,997)
   Depreciation and amortization        (318)       --      (233)        (23)        --       (108)        --       (682)
   Interest expense                       --        --      (710)         --         --         --        (25)      (735)
-------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                  $  539        --    $  356        $ 96         --       $336      $(168)    $1,159
=========================================================================================================================
   Company's equity in earnings
   (loss) of unconsolidated
   joint ventures                     $  114        --    $ (366)       $ 46         --       $ 56      $(56)     $ (206)
-------------------------------------------------------------------------------------------------------------------------

5.      DEFERRED CHARGES AND OTHER ASSETS


                                                                                    March 31,                December 31,
                                                                                      2000                       1999
-------------------------------------------------------------------------------------------------------------------------
   Deferred leasing costs                                                           $ 67,848                  $ 61,623
   Deferred financing costs                                                           17,174                    17,143
-------------------------------------------------------------------------------------------------------------------------
                                                                                      85,022                    78,766
   Accumulated amortization                                                          (22,610)                  (20,197)
-------------------------------------------------------------------------------------------------------------------------
   Deferred charges, net                                                              62,412                    58,569
   Prepaid expenses and other assets                                                   4,393                     7,867
-------------------------------------------------------------------------------------------------------------------------

   Total deferred charges and other assets, net                                     $ 66,805                  $ 66,436
=========================================================================================================================


6.      RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                               March 31,   December 31,
                                                 2000          1999
--------------------------------------------------------------------------------
  Security deposits                             $6,255        $6,021
  Escrow and other reserve funds                   135         1,060
--------------------------------------------------------------------------------

  Total restricted cash                         $6,390        $7,081
================================================================================


7.      RENTAL PROPERTY HELD FOR SALE

As of March 31, 2000 and December 31, 1999, included in total rental property are three office properties that the Company had identified as held for sale. The three office properties have an aggregate carrying value of $77,829 and $77,783 as of March 31, 2000 and December 31, 1999, respectively, and are located in Omaha, Douglas County, Nebraska; Amarillo, Potter County, Texas; and Jersey City, Hudson County, New Jersey.

The following is a summary of the condensed results of operations of the rental properties held for sale at March 31, 2000 for the three months ended March 31, 2000 and 1999:

                                            Three Months Ended March 31,
                                                 2000          1999
--------------------------------------------------------------------------------
Total revenues                                  $6,110         $5,955
Operating and other expenses                    (2,105)        (2,127)
Depreciation and amortization                       (5)         (854)
--------------------------------------------------------------------------------

Net income                                      $4,000         $2,974
================================================================================

The Hudson County, New Jersey and Potter County, Texas properties were sold in April 2000 (see Note 3). There can be no assurance if and when the Douglas County, Nebraska rental property sale will occur.


8.      SENIOR UNSECURED NOTES

On March 16, 1999, the Operating Partnership issued $600,000 face amount, of senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593,500 were used to pay down outstanding borrowings under the Unsecured Facility, as defined in Note 9, and to pay off certain mortgage loans. The senior unsecured notes were issued at a discount of approximately $2,748, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

On August 2, 1999, the Operating Partnership issued an additional $185,283 of senior unsecured notes with interest payable monthly. The Company used the proceeds to retire the TIAA Mortgage, as defined in Note 10.

The Operating Partnership's total senior unsecured notes (collectively, "Senior Unsecured Notes") are redeemable at any time at the option of the Company, subject to certain conditions including yield maintenance.

A summary of the terms of the Senior Unsecured Notes outstanding as of March 31, 2000 and December 31, 1999 is as follows:

                                                          March 31,   December 31,   Effective
                                                            2000         1999        Rate (1)
----------------------------------------------------------------------------------------------
  7.18% Senior Unsecured Notes, due December 31, 2003    $185,283       $185,283      7.23%
  7.00% Senior Unsecured Notes, due March 15, 2004        299,684        299,665      7.27%
  7.25% Senior Unsecured Notes, due March 15, 2009        297,896        297,837      7.49%
----------------------------------------------------------------------------------------------

  Total Senior Unsecured Notes                           $782,863       $782,785      7.34%
==============================================================================================

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


9.      REVOLVING CREDIT FACILITIES

UNSECURED FACILITY
The Company has an unsecured revolving credit facility ("Unsecured Facility") with a current borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate is based on the Company's achievement of investment grade unsecured debt ratings and at the Company's election, bears interest at either 90 basis points over London Inter-Bank Offered Rate ("LIBOR") or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The interest rate is currently LIBOR (6.13 percent at March 31, 2000) plus 90 basis points. The Unsecured Facility matures in April 2001.

The terms of the Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The Unsecured Facility also requires a 17.5 basis point fee on the unused balance payable quarterly in arrears.

PRUDENTIAL FACILITY
The Company has a revolving credit facility ("Prudential Facility") from Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of March 30, 2001. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of March 31, 2000 and December 31, 1999, the Company had outstanding borrowings of $216,208 and $177,000, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $1,100,000). The total outstanding borrowings were from the Unsecured Facility, with no outstanding borrowings under the Prudential Facility.


10.     MORTGAGES AND LOANS PAYABLE

                                                      March 31,           December 31,
                                                        2000                  1999
-------------------------------------------------------------------------------------------------
Portfolio Mortgages                                   $150,000             $150,000
Property Mortgages                                     379,432              380,390
-------------------------------------------------------------------------------------------------

Total mortgages and loans payable                     $529,432             $530,390
=================================================================================================

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

$150,000 PRUDENTIAL MORTGAGE LOAN
The Company has a $150,000, interest-only, non-recourse mortgage loan from Prudential ("$150,000 Prudential Mortgage Loan"). The loan, which is secured by 11 properties, has an effective annual interest rate of 7.10 percent and a seven-year term. The Company has the option to convert the mortgage loan to unsecured debt as a result of the achievement of an investment grade credit rating. The mortgage loan is prepayable in whole or in part subject to certain provisions, including yield maintenance.

PROPERTY MORTGAGES
Property mortgages are comprised of various non-recourse loans which are collateralized by certain of the Company's rental properties. Payments on property mortgages are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company's property mortgages as of March 31, 2000 and 1999 follows:

                                                                                   PRINCIPAL BALANCE AT
                                                                     INTEREST       MARCH      DECEMBER
PROPERTY NAME                    LENDER                                RATE         2000         1999      MATURITY
---------------------------------------------------------------------------------------------------------------------
201 Commerce Drive               Sun Life Assurance Co.               6.240%    $  1,043       $  1,059     09/01/00
3 & 5 Terri Lane                 First Union National Bank            6.220%       4,424          4,434     10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.               6.270%       2,328          2,375     06/01/01
Mack-Cali Morris Plains          Corestates Bank                      7.510%       2,213          2,235     12/31/01
Mack-Cali Willowbrook            CIGNA                                8.670%       9,994         10,250     10/01/03
400 Chestnut Ridge               Prudential Insurance Co.             9.440%      14,239         14,446     07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.         6.865%      35,000         35,000     04/01/05
Mack-Cali Bridgewater I          New York Life Ins. Co.               7.000%      23,000         23,000     09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.               7.500%      17,500         17,500     09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.             7.740%      26,397         26,604     10/01/05
500 West Putnam Avenue           New York Life Ins. Co.               6.520%      10,591         10,784     10/10/05
Harborside - Plaza I             U.S. West Pension Trust              5.610%      51,831         51,015     01/01/06
Harborside - Plaza II and III    Northwestern Mutual Life Ins.        7.320%      98,169         98,985     01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.          7.050%      10,500         10,500     04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.          LIBOR+0.65%      40,025         40,025     01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.          LIBOR+0.65%      32,178         32,178     01/31/09
---------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                        $379,432       $380,390
=====================================================================================================================

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

On November 20, 1997, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 5.88 percent per annum for the interpolated seven-year U.S. Treasury Note effective March 1, 1998, on a notional amount of $150,000. The agreement was used to fix the interest rate on the $150,000 Prudential Mortgage Loan. On March 2, 1998, the Company paid $2,035 in settlement of the agreement, which is being amortized to interest expense over the term of the $150,000 Prudential Mortgage Loan.

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

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes (Note 8), revolving credit facilities (Note 9) and mortgages and loans payable as of March 31, 2000 are as follows:

                                                                              WEIGHTED AVG.
                                  SCHEDULED       PRINCIPAL                 INTEREST RATE OF
YEAR                            AMORTIZATION     MATURITIES      TOTAL    FUTURE REPAYMENTS(a)
----------------------------------------------------------------------------------------------
April through December 2000        $ 2,428       $   5,419    $   7,847           6.93%
2001                                 3,257         220,419      223,676           7.06%
2002                                 3,458              --        3,458           8.20%
2003                                 3,518         192,093      195,611           7.30%
2004                                 2,332         309,863      312,195           7.34%
Thereafter                             970         784,746      785,716           7.13%
----------------------------------------------------------------------------------------------

Totals/Weighted Average            $15,963       $1,512,540   $1,528,503          7.19%
==============================================================================================

(a) Assumes a weighted average LIBOR rate at March 31, 2000 of 6.15 percent in calculating revolving credit facility and other variable rate debt interest rates.

Scheduled principal payments during the three months ended March 31, 2000 and 1999 amounted to $880 and $1,022, respectively.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2000 and 1999 was $38,387 and $22,646, respectively. Interest capitalized by the Company for the three months ended March 31, 2000 and 1999 was $1,854 and $1,245, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2000, the Company's total indebtedness of $1,528,503 (weighted average interest rate of 7.19 percent) was comprised of $288,412 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 6.93 percent) and fixed rate debt of $1,240,091 (weighted average rate of 7.24 percent).

As of December 31, 1999, the Company's total indebtedness of $1,490,175 (weighted average interest rate of 7.27 percent) was comprised of $249,204 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.42 percent) and fixed rate debt of $1,240,971 (weighted average rate of 7.24 percent).


11.     MINORITY INTEREST

Minority interest in the accompanying consolidated financial statements relates to (i) common units in the Operating Partnership, in addition to preferred units ("Preferred Units") and warrants to purchase common units ("Unit Warrants") issued in connection with the Company's December 1997 acquisition of 54 office properties ("Mack Properties") from the Mack Company and Patriot American Office Group ("Mack Transaction"), held by parties other than the Company and (ii) interests in consolidated partially-owned properties for the portion of such properties not owned by the Company.

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

During the year ended December 31, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units.

As of March 31, 2000, there were 229,304 Preferred Units outstanding (convertible into 6,617,721 common units).

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

On August 31, 1999, in connection with the acquisition of 28.1 acres of developable land located in Roseland, New Jersey, the Company issued 121,624 common units, valued at approximately $3,345 (see Note 3).

During 1999, the Operating Partnership redeemed an aggregate of 1,934,657 common units for an equivalent number of shares of common stock in the Company.

During 1999, the Company also issued 275,046 common units, valued at approximately $8,141, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

During the three months ended March 31, 2000, an aggregate of 36,883 common units were redeemed for an equivalent number of shares of common stock in the Company.

As of March 31, 2000, there were 8,116,827 common units outstanding.

CONTINGENT COMMON & PREFERRED UNITS
In connection with the Mack Transaction in December 1997, 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units ("Contingent Units"). Redemption of such Contingent Units occurred upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity. When Contingent Units are redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the units issued.

On account of certain of the performance goals at the Mack Properties having been achieved during 1999, the Company redeemed 275,046 contingent common units and issued an equivalent number of common units, as indicated above. There were no Contingent Units outstanding as of December 31, 1999.

UNIT WARRANTS
The Company has 2,000,000 Unit Warrants outstanding. The Unit Warrants are exercisable at $37.80 per common unit and expire on December 11, 2002.

MINORITY INTEREST OWNERSHIP
As of March 31, 2000 and December 31, 1999, the minority interest common unitholders owned 12.2 percent (20.1 percent, including the effect of the conversion of Preferred Units into common units) and 12.2 percent (20.2 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

PARTIALLY-OWNED PROPERTIES
On December 28, 1999, the Company sold an interest in six office properties located in Parsippany, Morris County, New Jersey for $83,600. Among other things, the operating agreements provide for a preferred return to the minority interest members.

The Company controls these operations and has consolidated the financial position and results of operations of the partially-owned properties in the financial statements of the Company. The equity interests of the other members are reflected as minority interests: partially-owned properties in the consolidated financial statements of the Company.


12.     EMPLOYEE BENEFIT PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Company for the three months ended March 31, 2000 and 1999 was $100 and $0, respectively.


13.     COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
  GROVE STREET PROPERTY
  Pursuant to an agreement with the City of Jersey City, New Jersey, as amended, expiring in 2004, the Company is required to make payments in lieu of property taxes ("PILOT") on its property at 95 Christopher Columbus Drive, Jersey City, Hudson County, New Jersey. Such PILOT, as defined, was $1,267 per annum through May 31, 1999 and is $1,584 per annum through May 31, 2004. The PILOT totaled $396 and $317 for the three months ended March 31, 2000 and 1999, respectively. In April 2000, the Company sold its property at 95 Christopher Columbus Drive (see Note 3).

  HARBORSIDE FINANCIAL CENTER PROPERTY
  Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Company as part of the acquisition of the property in November 1996, the Company is required to make PILOT payments on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. The PILOT totaled $668 and $651 for the three months ended March 31, 2000 and 1999, respectively.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases, under which the Company is the lessee as of March 31, 2000, are as follows:

YEAR                                                                 AMOUNT
-----------------------------------------------------------------------------
April 1 to December 31, 2000                                         $  398
2001                                                                    531
2002                                                                    531
2003                                                                    531
2004                                                                    534
Thereafter                                                           22,532
---------------------------------------------------------------------------

Total                                                               $25,057
===========================================================================

Ground lease expense incurred during the three months ended March 31, 2000 and 1999 amounted to $142 and $132, respectively.

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Company in December 1997 and an agreement entered into simultaneous with his resigning from the Company, Mr. Rizk received a payment of approximately $14,490 in April 1999, $500 in April 2000 and $500 annually over the next two years. All costs associated with Mr. Rizk's resignation are included in non-recurring charges in the second quarter 1999.

The Company is a defendant in certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Company.


14.     TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2016. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.


15.     STOCKHOLDERS' EQUITY

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

COMMON STOCK
On August 6, 1998, the Board of Directors of the Company authorized a share repurchase program ("Repurchase Program") under which the Company is permitted to purchase up to $100,000 of the Company's outstanding common stock. Purchases can be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Through March 31, 2000, the Company, under the Repurchase Program, purchased for constructive retirement, 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52,558. Concurrent with these purchases, the Company sold to the Operating Partnership 1,869,200 common units for approximately $52,558.

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

STOCK OPTION PLANS
In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997, 1998 and 1999 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of March 31, 2000 and December 31, 1999, the stock options outstanding had a weighted average remaining contractual life of approximately 7.3 and 7.4 years, respectively.

Information regarding the Company's stock option plans is summarized below:

                                                                            Weighted
                                                       Shares                Average
                                                        Under               Exercise
                                                       Options                Price
----------------------------------------------------------------------------------------------
     Outstanding at January 1, 1999                  3,939,982               $33.22
     Granted                                           426,400               $25.23
     Exercised                                         (47,583)              $22.31
     Lapsed or canceled                               (591,648)              $36.92
----------------------------------------------------------------------------------------------
     Outstanding at December 31, 1999                3,727,151               $31.86
     Granted                                                --                   --
     Exercised                                          (5,700)              $21.50
     Lapsed or canceled                                (97,214)              $35.66
----------------------------------------------------------------------------------------------
     Outstanding at March 31, 2000                   3,624,237               $31.78
==============================================================================================
     Options exercisable at December 31, 1999        1,724,920               $29.78
     Options exercisable at March 31, 2000           2,243,980               $30.76
----------------------------------------------------------------------------------------------
     Available for grant at December 31, 1999          662,878
     Available for grant at March 31, 2000             760,092
----------------------------------------------------------------------------------------------

STOCK WARRANTS
The Company has outstanding 393,333 warrants to purchase an equal number of shares of common stock ("Stock Warrants") at $33 per share (the market price at date of grant). Such warrants generally vest equally over a three-year period through January 31, 2000 and expire on January 31, 2007.

The Company also has outstanding 514,976 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant). Such warrants vest equally over a five-year period through December 31, 2001 and expire on December 12, 2007.

As of March 31, 2000 and December 31, 1999, there were a total of 908,309 and 914,976 Stock Warrants outstanding, respectively. As of March 31, 2000 and December 31, 1999 there were 702,318 and 585,989 Stock Warrants exercisable, respectively. During the three months ended March 31, 2000 and 1999, 6,667 and no Stock Warrants were canceled, respectively. No Stock Warrants have been exercised.

STOCK COMPENSATION
In July 1999, the Company entered into amended and restated employment contracts with six of its key executive officers which provided for, among other things, compensation in the form of stock awards and associated tax obligation payments. In addition, in December 1999, the Company granted stock awards to certain other officers of the Company. In connection with the stock awards (collectively, "Restricted Stock Awards"), the executive officers and certain other officers are to receive up to a total of 211,593 shares of the Company's common stock vesting over a five-year period contingent upon the Company meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the executive officers and certain other officers were granted under the Employee Plan. Effective January 1, 2000, 31,740 shares of the Company's common stock were issued to the executive officers and certain other officers upon meeting the required objectives.

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS
The Deferred Compensation Plan for Directors ("Deferred Compensation Plan"), which commenced January 1, 1999, is a plan which allows non-employee directors of the Company to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors' termination of service from the Board of Directors or a change in control of the Company, as defined in the plan. Deferred stock units are credited to each director quarterly using the closing price of the Company's common stock on the applicable dividend record date for the respective quarter. Each participating director's account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During 1999, 3,319 deferred stock units were earned.

During the three months ended March 31, 2000, 1,083 deferred stock units were earned.

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

The following information presents the Company's results for the three months ended March 31, 2000 and 1999 in accordance with FASB No. 128:

                                                          Three Months Ended March 31,
                                                          2000                   1999
----------------------------------------------------------------------------------------------
                                                 Basic EPS  Diluted EPS Basic EPS  Diluted EPS
----------------------------------------------------------------------------------------------
Net income                                          $36,615     $36,615    $32,064     $32,064
Add:  Net income attributable to
      Operating Partnership - common units               --       5,107         --       4,880
      Net income attributable to
      Operating Partnership - preferred units            --       3,869         --          --
----------------------------------------------------------------------------------------------
Adjusted net income                                 $36,615     $45,591    $32,064     $36,944
==============================================================================================

Weighted average shares                              58,295      73,191     58,162      67,283
----------------------------------------------------------------------------------------------
Per Share                                           $  0.63     $  0.62    $  0.55     $  0.55
==============================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

                                                          Three Months Ended March 31,
                                                               2000           1999
----------------------------------------------------------------------------------------------
Basic EPS Shares:                                             58,295        58,162
    Add:   Operating Partnership - common units                8,133         8,849
           Operating Partnership - preferred units             6,618            --
           Stock options                                         145           272
----------------------------------------------------------------------------------------------
Diluted EPS Shares:                                           73,191        67,283
==============================================================================================

Contingent Units and Restricted Stock Awards outstanding in 2000 and 1999, if any, were not included in the computation of diluted EPS as such units were anti-dilutive during the period. Preferred Units outstanding in 1999 were not included in the 1999 computation of diluted EPS as such units were anti-dilutive during the period.

Pursuant to the Repurchase Program, during 1999, the Company purchased for constructive retirement 1,014,500 shares of its outstanding common stock for approximately $27,500.

16.     SEGMENT REPORTING

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

Selected results of operations for the three months ended March 31, 2000 and 1999 and selected asset information as of March 31, 2000 and December 31, 1999 regarding the Company's operating segment are as follows:

                                               Total          Corporate &        Total
                                              Segment          Other (e)        Company
----------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
Three months ended:
    March 31, 2000                             $  140,141     $      648      $  140,789  (f)
    March 31, 1999                                131,769           (425)        131,344  (g)

TOTAL OPERATING AND INTEREST EXPENSES (b):
Three months ended:
    March 31, 2000                             $   46,730     $   28,634      $   75,364
    March 31, 1999                                 43,155         28,952          72,107

NET OPERATING INCOME (c):
Three months ended:
    March 31, 2000                             $   93,411     $  (27,986)     $   65,425  (f)
    March 31, 1999                                 88,614        (29,377)         59,237  (g)

TOTAL ASSETS:
    March 31, 2000                             $3,609,643     $   41,113      $3,650,756
    December 31, 1999                           3,576,806         52,795       3,629,601

TOTAL LONG-LIVED ASSETS (d):
    March 31, 2000                             $3,529,008     $   33,524      $3,562,532
    December 31, 1999                           3,510,285         30,318       3,540,603

----------------------------------------------------------------------------------------------

(a) Total contract revenues represent all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and is classified in Corporate and Other for all periods. Amounts presented exclude depreciation and amortization of $22,182 and $21,969 in 2000 and 1999, respectively.
(c) Net operating income represents total contract revenues [as defined in Note
    (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f) Excludes $2,133 of adjustments for straight-lining of rents and $57 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,563 of adjustments for straight-lining of rents and ($18) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

17.     IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

 THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

The following comparisons for the three months ended March 31, 2000 ("2000"), as compared to the three months ended March 31, 1999 ("1999") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at December 31, 1998, (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Company from January 1, 1999 through March 31, 2000, and (iii) the effect of the "Dispositions," which refers to the Company's sale of its property at 400 Alexander Road, Princeton, New Jersey on November 15, 1999 and its property at 20002 North 19th Avenue, Phoenix, Arizona on December 15, 1999.


                                                      Quarter Ended
                                                         March 31,                Dollar             Percent
(IN THOUSANDS)                                   2000              1999           Change             Change
-------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                  $ 121,598         $ 116,080          $ 5,518               4.8%
Escalations and recoveries from tenants        16,668            14,860            1,808              12.2
Parking and other                               3,322             3,900             (578)            (14.8)
-------------------------------------------------------------------------------------------------------------------
   Sub-total                                  141,588           134,840            6,748               5.0

Equity in earnings of
   unconsolidated joint ventures                1,137              (206)           1,343             651.9
Interest income                                   254               255               (1)             (0.4)
-------------------------------------------------------------------------------------------------------------------
   Total revenues                             142,979           134,889            8,090               6.0
-------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                              14,704            13,843              861               6.2
Utilities                                      10,379             9,592              787               8.2
Operating services                             17,742            17,087              655               3.8
-------------------------------------------------------------------------------------------------------------------
   Sub-total                                   42,825            40,522            2,303               5.7

General and administrative                      6,113             7,963           (1,850)            (23.2)
Depreciation and amortization                  22,182            21,969              213               1.0
Interest expense                               26,426            23,622            2,804              11.9
-------------------------------------------------------------------------------------------------------------------
   Total expenses                              97,546            94,076            3,470               3.7
-------------------------------------------------------------------------------------------------------------------

Income before gain on sale of
   land and minority interests                 45,433            40,813            4,620              11.3
Gain on sale of land                            2,248                --            2,248               --
-------------------------------------------------------------------------------------------------------------------

Income before minority interests               47,681            40,813            6,868              16.8
Minority interests:
   Operating partnership                        8,976             8,749              227               2.6
   Partially-owned properties                   2,090                --            2,090               --
-------------------------------------------------------------------------------------------------------------------
Net income                                  $  36,615         $  32,064          $ 4,551              14.2%
===================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties, Same-Store Properties and Dispositions (in thousands):

                                                               Acquired           Same-Store
                                          Total Company       Properties          Properties         Dispositions
                                          -------------       ----------          ----------         ------------
                                         Dollar Percent     Dollar  Percent     Dollar  Percent     Dollar  Percent
                                         Change  Change     Change   Change     Change   Change     Change   Change
-------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                            $   5,518    4.8%   $  3,678     3.2%  $   2,328     2.0%  $   (488)  (0.4)%
Escalations and recoveries
   from tenants                           1,808   12.2         229     1.5       1,675    11.3        (96)  (0.6)
Parking and other                         (578)  (14.8)         24     0.6        (595)  (15.2)        (7)  (0.2)
===================================================================================================================
   Total                              $   6,748    5.0%   $  3,931     2.9%  $   3,408     2.5%  $   (591)  (0.4)%
===================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                     $     861    6.2%   $    378     2.7%  $     580     4.2%  $    (97)  (0.7)%
Utilities                                   787    8.2         216     2.3         574     6.0         (3)  (0.1)
Operating services                          655    3.8         576     3.4         155     0.8        (76)  (0.4)
===================================================================================================================
   Total                              $   2,303    5.7%   $  1,170     2.9%  $   1,309     3.3%  $   (176)  (0.5)%
===================================================================================================================

OTHER DATA:
Number of Consolidated Properties           254                 12                 242                  2
Square feet (in thousands)               27,444                799              26,645                190


Base rents for the Same-Store Properties increased $2.3 million, or 2.0 percent, for 2000 as compared to 1999, due primarily to rental rate increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties increased $1.7 million, or 11.3 percent, for 2000 over 1999, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 2000. Parking and other income for the Same-Store Properties decreased $0.6 million, or 15.2 percent, due primarily to lease termination fees received in 1999.

Real estate taxes on the Same-Store Properties increased $0.6 million, or 4.2 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties increased $0.6 million, or 6.0 percent, for 2000 as compared to 1999, due primarily to increased usage in 2000. Operating services for the Company increased $0.7 million, or 3.8 percent, due substantially to the Acquired Properties.

Equity in earnings of unconsolidated joint ventures increased $1.3 million in 2000 as compared to 1999. This is due primarily to additional joint venture investments made by the Company (see Note 4 to the Financial Statements).

Interest income was substantially the same in 2000 as compared to 1999.

General and administrative expense decreased by $1.9 million, or 23.2 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $0.2 million, or 1.0 percent, for 2000 over 1999. Of this increase, $0.6 million or 2.8 percent, is attributable to the Acquired Properties, partially offset by a decrease of $0.3 million, or
1.3 percent, due to the Same-Store Properties and a decrease of $0.1 million, or
0.5 percent, due to the Dispositions.

Interest expense increased $2.8 million, or 11.9 percent, for 2000 as compared to 1999. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt.

Income before gain on sale of land and minority interests increased to $45.4 million in 2000 from $40.8 million in 1999. The increase of approximately $4.6 million is due to the factors discussed above.

Net income increased by $4.5 million, from $32.1 million in 1999 to $36.6 million in 2000. This increase was a result of an increase in income before gain on sale of land and minority interests of $4.6 million, and a gain on sale of land of $2.2 million in 2000. These were partially offset by an increase in minority interests of $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the three months ended March 31, 2000, the Company generated $39.0 million in cash flows from operating activities, and together with $67.9 million in borrowings from the Company's revolving credit facilities, $1.3 million in distributions received from unconsolidated joint ventures, $4.2 million in proceeds from a sale of land, $0.7 million from restricted cash and $2.5 million from the Company's cash reserves, used an aggregate of approximately $115.6 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $39.8 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $29.5 million, pay quarterly dividends and distributions of $42.5 million, invest $2.6 million in unconsolidated joint ventures, and distribute $1.2 million to consolidated partially-owned properties.

CAPITALIZATION
In August 1998, the Board of Directors of the Company authorized a share repurchase program under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through March 31, 2000, the Company purchased for constructive retirement, 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million. Concurrent with these purchases, the Company sold to the Operating Partnership 1,869,200 common units for approximately $52.6 million.

As of March 31, 2000, the Company's total indebtedness of $1.5 billion (weighted average interest rate of 7.19 percent) was comprised of $288.4 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 6.93 percent) and fixed rate debt of $1.2 billion (weighted average rate of 7.24 percent).

As of March 31, 2000, the Company had outstanding borrowings of $216.2 million under its revolving credit facilities (with aggregate borrowing capacity of $1.1 billion). The total outstanding borrowings were from the Unsecured Facility, with no outstanding borrowings under the Prudential Facility. The Unsecured Facility, with 28 lender banks, carries an interest rate, at the Company's election, of either 90 basis points over LIBOR or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points and matures in April 2001. The interest rate is currently LIBOR plus 90 basis points. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in December 2000.

The terms of the Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The Unsecured Facility also requires a 17.5 basis point fee on the unused balance payable quarterly in arrears.

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

As of March 31, 2000, the Company had 224 unencumbered properties, totaling 20.5 million square feet, representing 74.8 percent of the Company's total portfolio on a square footage basis.

The Company has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Company. The Company and Operating Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $785.3 million of unsecured corporate debt. The Company also has an effective registration statement with the SEC for a dividend reinvestment and stock purchase plan, which commenced in March 1999.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the Unsecured Facility and the Prudential Facility. The Company is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Company's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Company anticipates utilizing the Unsecured Facility and the Prudential Facility primarily to fund property acquisitions and construction projects.

As of March 31, 2000, the Company's total debt had a weighted average term to maturity of 5.1 years. The Company does not intend to reserve funds to retire the unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2000. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $136.2 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company's 20 largest tenants for the Consolidated Properties as of March 31, 2000, based upon annualized base rents:

                                                                     Percentage of
                                                 Annualized             Company          Square       Percentage of        Year of
                                  Number of      Base Rental        Annualized Base       Feet        Total Company         Lease
                                 Properties    Revenue ($) (1)    Rental Revenue (%)     Leased     Leased Sq.Ft. (%)    Expiration
------------------------------------------------------------------------------------------------------------------------------------
Donaldson, Lufkin &
  Jenrette Securities Corp. (2)      2            18,067,060             3.8             713,582         2.7              2011 (3)
AT&T Corporation                     5            14,649,475             3.1             995,596         3.8              2009 (4)
AT&T Wireless Services               2             8,199,959             1.7             382,030         1.5              2007 (5)
IBM Corporation                      5             7,553,299             1.6             391,910         1.5              2007 (6)
Keystone Mercy Health Plan           3             7,188,931             1.5             315,304         1.2              2015 (7)
Prentice-Hall Inc.                   1             6,744,495             1.4             474,801         1.8              2014
Allstate Insurance Company          10             6,388,017             1.4             293,820         1.1              2009 (8)
Nabisco Inc.                         2             5,467,178             1.2             300,378         1.2              2005
Toys `R' US - NJ, Inc.               1             5,342,672             1.1             242,518         0.9              2012
American Institute of Certified
  Public Accountants                 1             4,981,357             1.1             249,768         1.0              2012
Board of Gov./Federal Reserve        1             4,627,379             1.0             117,008         0.4              2009 (9)
Dean Witter Trust Company            1             4,319,508             0.9             221,019         0.8              2008
Winston & Strawn                     1             4,302,007             0.9             108,100         0.4              2003
CMP Media Inc.                       1             4,206,598             0.9             206,274         0.8              2014
KPMG Peat Marwick, LLP               2             3,824,080             0.8             161,760         0.6              2007(10)
Move.com                             1             3,701,763             0.8              94,917         0.4              2006
Bank of Tokyo - Mitsubishi Ltd.      1             3,378,923             0.7             137,076         0.5              2009
Bankers Trust Harborside Inc.        1             3,272,500             0.7             385,000         1.5              2003
Cendant Operations Inc.              1             3,117,051             0.7             148,431         0.6              2008
Deloitte & Touche USA, LLP           1             3,073,126             0.6             115,967         0.4              2002
------------------------------------------------------------------------------------------------------------------------------------
Totals                                           122,405,378            25.9           6,055,259        23.1
====================================================================================================================================



(1)  Annualized base rental revenue is based on actual March 2000 billings times
     12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) The Company sold its property at 95 Christopher Columbus Drive in which this tenant leased 441,629 square feet representing $9,750,963 annualized base rental revenue. Such leases were scheduled to expire July 2009.
(3)  441,629 square feet expire July 2009; 271,953 square feet expire October
     2011.
(4) 3,950 square feet expire August 2000; 66,268 square feet expire December 2000; 63,278 square feet expire May 2004; 475,100 square feet expire January 2008; 387,000 square feet expire January 2009.
(5) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 24,081 square feet expire June 2007.
(6) 29,157 square feet expire October 2000; 28,289 square feet expire January 2002; 1,065 square feet expire November 2002; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(7)  32,171 square feet expire January 2003; 283,133 square feet expire April
     2015.
(8) 22,444 square feet expire July 2001; 70,517 square feet expire June 2002; 71,030 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire November 2005; 6,108 square feet expire August 2006; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(9)  94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(10) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Company's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning April 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration      Expiring (1)       (Sq. Ft.)       Leases (%) (2)      Leases ($) (3)        Leases ($)          Leases (%)
--------------------------------------------------------------------------------------------------------------------------------
2000..........        413         2,218,813              8.5              38,021,274            17.14               8.0

2001..........        528         3,018,411             11.6              48,714,135            16.14              10.3

2002..........        540         3,573,378             13.7              62,999,403            17.63              13.3

2003..........        414         3,664,073             14.0              63,949,839            17.45              13.5

2004..........        325         2,258,440              8.6              42,551,267            18.84               9.0

2005..........        213         2,575,989              9.9              49,473,325            19.21              10.5

2006..........         87         1,212,928              4.6              25,515,833            21.04               5.4

2007..........         51         1,352,539              5.2              27,754,228            20.52               5.9

2008..........         39         1,548,490              5.9              24,621,164            15.90               5.2

2009..........         41         1,507,489              5.8              30,083,143            19.96               6.4

2010..........         41           657,119              2.5              12,533,034            19.07               2.6

2011 and thereafter    38         2,530,802              9.7              46,773,711            18.48               9.9
--------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,730        26,118,471           100.0(4)           472,990,356            18.11             100.0
================================================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2) Excludes all  unleased space as of March 31, 2000.
(3) Annualized base rental revenue is based on actual March 2000 billings times
    12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to Company's total net rentable square footage is as follows:


                                                                                  Square Feet       Percentage of Total
                                                                                  -----------       -------------------
Square footage leased to commercial tenants                                       26,118,471              95.2%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                                           433,150               1.5
Square footage unleased                                                              892,453               3.3
                                                                                 -----------               ---
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)                    27,444,074             100.0%
                                                                                  ==========             ======

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning April 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                  Percentage Of                             Rent Per Net
                                Net Rentable      Total Leased           Annualized           Rentable          Percentage Of
                               Area Subject        Square Feet           Base Rental         Square Foot         Annual Base
                  Number Of      To Expiring     Represented By         Revenue Under        Represented         Rent Under
Year Of            Leases          Leases           Expiring              Expiring           By Expiring          Expiring
Expiration      Expiring (1)      (Sq. Ft.)      Leases (%) (2)        Leases ($) (3)        Leases ($)          Leases (%)
--------------------------------------------------------------------------------------------------------------------------------
2000..........        347         1,826,454              8.4              33,524,896            18.36               7.9

2001..........        439         2,327,468             10.7              41,577,906            17.86               9.8

2002..........        442         2,742,228             12.6              54,319,812            19.81              12.8

2003..........        343         3,035,257             14.0              57,694,966            19.01              13.6

2004..........        275         1,750,016              8.1              36,654,024            20.94               8.7

2005..........        174         2,218,605             10.2              45,127,206            20.34              10.7

2006..........         71           951,044              4.4              21,235,448            22.33               5.0

2007..........         43         1,217,108              5.6              25,820,994            21.22               6.1

2008..........         36         1,398,895              6.4              23,679,306            16.93               5.6

2009..........         31         1,376,429              6.3              28,285,533            20.55               6.7

2010..........         33           561,258              2.6              11,197,889            19.95               2.6

2011 and thereafter    32         2,330,114             10.7              44,301,662            19.01              10.5
--------------------------------------------------------------------------------------------------------------------------------
Total/Weighted
  Average           2,266        21,734,876            100.0             423,419,642            19.48             100.0
================================================================================================================================

(1) Includes office, office flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2) Excludes all unleased space as of March 31, 2000.
(3) Annualized base rental revenue is based on actual March 2000 billings times
    12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning April 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration      Expiring (1)      (Sq. Ft.)        Leases (%) (2)     Leases ($)  (3)        Leases ($)          Leases (%)
--------------------------------------------------------------------------------------------------------------------------------
2000..........         63           391,024              9.8               4,479,483            11.46               9.9

2001..........         86           681,496             17.1               7,043,952            10.34              15.5

2002..........         96           784,710             19.7               8,181,884            10.43              18.0

2003..........         67           530,842             13.3               5,759,750            10.85              12.7

2004..........         39           299,004              7.5               3,418,751            11.43               7.5

2005..........         36           344,230              8.6               4,177,610            12.14               9.2

2006..........         16           261,884              6.6               4,280,385            16.34               9.4

2007..........          8           135,431              3.4               1,933,234            14.27               4.3

2008..........          3           149,595              3.8                 941,858             6.30               2.1

2009..........          9           119,260              3.0               1,691,410            14.18               3.7

2010..........          8            95,861              2.4               1,335,145            13.93               2.9

2011 and thereafter     5           192,688              4.8               2,207,049            11.45               4.8
--------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average             436         3,986,025            100.0              45,450,511            11.40             100.0
================================================================================================================================

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2) Excludes all unleased space as of March 31, 2000.
(3) Annualized base rental revenue is based on actual March 2000 billings times
    12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning April 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                          Average Annual
                                         Percentage Of                     Rent Per Net
                          Net Rentable   Total Leased      Annualized        Rentable    Percentage Of
                          Area Subject    Square Feet      Base Rental      Square Foot   Annual Base
              Number Of    To Expiring  Represented By    Revenue Under     Represented   Rent Under
Year Of        Leases        Leases        Expiring         Expiring        By Expiring    Expiring
Expiration  Expiring (1)   (Sq. Ft.)    Leases (%) (2)   Leases ($) (3)     Leases ($)    Leases (%)
-----------------------------------------------------------------------------------------------------
2000.......        3           1,335          0.4              16,895         12.66            0.5

2001.......        3           9,447          2.5              92,277          9.77            2.5

2002.......        2          46,440         12.2             497,707         10.72           13.6

2003.......        4          97,974         25.8             495,123          5.05           13.5

2004.......       10         200,120         52.6           2,283,492         11.41           62.4

2005.......        3          13,154          3.5             168,509         12.81            4.6

2009.......        1          11,800          3.0             106,200          9.00            2.9
-----------------------------------------------------------------------------------------------------
Totals/Weighted
  Average         26         380,270        100.0           3,660,203          9.63          100.0
=====================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2) Excludes all unleased space as of March 31, 2000.
(3) Annualized base rental revenue is based on actual March 2000 billings times
    12. For leases whose rent commences after April 1, 2000, annualized base rent revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning April 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                          Average Annual
                                         Percentage Of                     Rent Per Net
                          Net Rentable   Total Leased      Annualized        Rentable    Percentage Of
                          Area Subject    Square Feet      Base Rental      Square Foot   Annual Base
              Number Of    To Expiring  Represented By    Revenue Under     Represented   Rent Under
Year Of        Leases        Leases        Expiring         Expiring        By Expiring    Expiring
Expiration  Expiring (1)   (Sq. Ft.)      Leases (%)     Leases ($) (2)     Leases ($)    Leases (%)
-----------------------------------------------------------------------------------------------------
2004.......        1           9,300         53.8             195,000         20.97           42.4

2012 ......        1           8,000         46.2             265,000         33.12           57.6
-----------------------------------------------------------------------------------------------------
Totals/Weighted
  Average          2          17,300        100.0             460,000         26.59          100.0
=====================================================================================================

(1) Includes stand-alone retail property tenants only.
(2) Annualized base rental revenue is based on actual March 2000 billings times
    12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company's 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

                                                        Annualized        Percentage of                   Percentage of
                                                        Base Rental          Company          Square      Total Company
                                                          Revenue        Annualized Base       Feet          Leased
Industry Classification (3)                             ($) (1) (2)    Rental Revenue (%)     Leased       Sq. Ft. (%)
-----------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial       56,562,395         12.0               2,544,664        9.7
Manufacturing                                           44,927,743          9.5               2,747,078       10.5
Telecommunications                                      35,772,853          7.6               2,253,695        8.6
Computer System Design Svcs.                            32,919,498          7.0               1,800,119        6.9
Insurance Carriers & Related Assistance                 31,176,587          6.6               1,636,238        6.3
Legal Services                                          27,500,898          5.8               1,268,663        4.9
Credit Intermediation & Related Activities              22,157,662          4.7               1,307,731        5.0
Health Care & Social Assistance                         21,972,051          4.6               1,146,936        4.4
Wholesale Trade                                         17,690,542          3.7               1,282,107        4.9
Accounting/Tax Prep.                                    15,814,039          3.3                 752,432        2.9
Other Professional                                      14,923,692          3.2                 899,248        3.4
Retail Trade                                            13,846,891          2.9                 830,476        3.2
Information Services                                    13,256,829          2.8                 622,624        2.4
Publishing Industries                                   12,570,982          2.7                 568,864        2.2
Arts, Entertainment & Recreation                        11,522,255          2.4                 793,248        3.0
Public Administration                                    9,961,562          2.1                 331,504        1.3
Other Services (except Public Administration)            9,187,245          1.9                 730,781        2.8
Transportation                                           8,219,907          1.7                 659,445        2.5
Data Processing Services                                 7,878,985          1.7                 357,975        1.4
Advertising/Related Services                             7,532,985          1.6                 372,339        1.4
Scientific Research/Development                          7,300,312          1.5                 408,000        1.6
Management of Companies & Finance                        7,135,509          1.5                 383,128        1.5
Architectural/Engineering                                5,971,767          1.3                 350,949        1.3
Real Estate & Rental & Leasing                           5,855,815          1.2                 326,782        1.3
Management/Scientific                                    5,526,713          1.2                 281,918        1.1
Construction                                             4,391,752          0.9                 257,847        1.0
Utilities                                                3,597,564          0.8                 172,734        0.7
Educational Services                                     3,395,885          0.7                 200,252        0.8
Admin. & Support, Waste Mgt. & Remediation Svc.          3,169,925          0.7                 232,209        0.9
Monetary Authorities - Central Banks                     2,770,958          0.6                 168,579        0.6
Other                                                    8,478,555          1.8                 429,906        1.5
-----------------------------------------------------------------------------------------------------------------------
Totals                                                 472,990,356        100.0              26,118,471      100.0
=======================================================================================================================

(1) Annualized base rental revenue is based on actual March 2000 billings times 12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(3) The Company's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which is replacing the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

The following table lists the Company's 25 largest markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

                                                   Annualized       Percentage of
                                                   Base Rental         Company              Total
                                                     Revenue       Annualized Base      Property Size     Percentage of
Market (MSA)                                       ($) (1) (2)   Rental Revenue (%)     Rentable Area   Rentable Area (%)
-------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                  81,667,982         17.3               4,530,091          16.5
New York, NY (Westchester-Rockland Counties)        71,823,516         15.2               4,355,070          15.9
Newark, NJ (Essex-Morris-Union Counties)            70,744,496         15.0               3,671,218          13.4
Jersey City, NJ                                     50,747,629         10.7               2,508,700           9.1
Philadelphia, PA-NJ                                 37,993,831          8.0               2,657,858           9.7
Washington, DC-MD-VA                                18,105,468          3.8                 616,549           2.2
Denver, CO                                          16,891,099          3.6               1,007,931           3.7
Dallas, TX                                          14,505,036          3.1                 959,463           3.5
Trenton, NJ (Mercer County)                         13,219,761          2.8                 672,365           2.4
Middlesex-Somerset-Hunterdon, NJ                    12,510,931          2.6                 659,041           2.4
San Antonio, TX                                     11,684,709          2.5                 940,302           3.4
San Francisco, CA                                   10,088,755          2.1                 450,891           1.6
Stamford-Norwalk, CT                                 8,744,573          1.8                 527,250           1.9
Houston, TX                                          8,602,083          1.8                 700,008           2.6
Monmouth-Ocean, NJ                                   6,562,968          1.4                 577,423           2.1
Nassau-Suffolk, NY                                   5,762,698          1.2                 261,849           1.0
Austin-San Marcos, TX                                5,627,516          1.2                 270,703           1.0
Phoenix-Mesa, AZ                                     5,411,031          1.1                 416,967           1.5
Tampa-St. Petersburg-Clearwater, FL                  3,583,925          0.8                 297,429           1.1
Boulder-Longmont, CO                                 3,543,931          0.7                 270,421           1.0
Omaha, NE-IA                                         3,066,925          0.6                 319,535           1.2
Bridgeport, CT                                       2,898,435          0.6                 145,487           0.5
Colorado Springs, CO                                 2,832,524          0.6                 209,987           0.8
Dutchess County, NY                                  2,185,858          0.5                 118,727           0.4
Atlantic-Cape May, NJ                                1,467,726          0.3                  80,344           0.3
Other                                                2,716,950          0.7                 218,465           0.8
-------------------------------------------------------------------------------------------------------------------------
Totals                                             472,990,356        100.0              27,444,074         100.0
=========================================================================================================================

(1) Annualized base rental revenue is based on actual March 2000 billings times
    12. For leases whose rent commences after April 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

                                                  PROPERTY LISTING

                                                  OFFICE PROPERTIES

                                                                                       PERCENTAGE OF
                                                              PERCENTAGE                 TOTAL OFFICE,
                                                     NET       LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                                   RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                                  YEAR       AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                                  BUILT    (SQ. FT.)   (%)(1)    ($000'S)(2)   BASE RENT(%)          ($)(3)(5)
-------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive.......................   1987     40,422      100.0         784          0.17               19.40
200 Decadon Drive.......................   1991     39,922       94.9         737          0.16               19.45

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
---------
17-17 Route 208 North...................   1987    143,000       96.0       3,387          0.71               24.67
FORT LEE
--------
One Bridge Plaza........................   1981    200,000       98.8       4,636          0.98               23.46
2115 Linwood Avenue (4).................   1981     68,000       85.0         453          0.10                7.83
LITTLE FERRY
------------
200 Riser Road..........................   1974    286,628      100.0       1,879          0.40                6.56
MONTVALE
--------
95 Chestnut Ridge Road..................   1975     47,700      100.0         569          0.12               11.93
135 Chestnut Ridge Road.................   1981     66,150      100.0         971          0.20               14.68
PARAMUS
-------
15 East Midland Avenue..................   1988    259,823      100.0       6,643          1.40               25.57
461 From Road...........................   1988    253,554       99.8       6,021          1.27               23.79
650 From Road...........................   1978    348,510      100.0       7,532          1.59               21.61
140 Ridgewood Avenue ...................   1981    239,680      100.0       5,115          1.08               21.34
61 South Paramus Avenue.................   1985    269,191      100.0       5,451          1.15               20.25
ROCHELLE PARK
-------------
120 Passaic Street......................   1972     52,000      100.0         576          0.12               11.08
365 West Passaic Street.................   1976    212,578       93.6       3,546          0.75               17.82
SADDLE RIVER
------------
1 Lake Street...........................1973/94    474,801      100.0       7,469          1.58               15.73
UPPER SADDLE RIVER
------------------
10 Mountainview Road....................   1986    192,000      100.0       3,716          0.78               19.35
WOODCLIFF LAKE
--------------
400 Chestnut Ridge Road.................   1982     89,200      100.0       2,128          0.45               23.86
470 Chestnut Ridge Road.................   1987     52,500      100.0       1,192          0.25               22.70
530 Chestnut Ridge Road.................   1986     57,204      100.0       1,166          0.25               20.38
50 Tice Boulevard.......................   1984    235,000       98.1       4,856          1.03               21.06
300 Tice Boulevard......................   1991    230,000      100.0       4,942          1.04               21.49

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
----------
224 Strawbridge Drive...................   1984     74,000       95.2       1,053          0.22               14.95
228 Strawbridge Drive...................   1984     74,000      100.0       1,434          0.30               19.38

ESSEX COUNTY, NEW JERSEY
MILLBURN
--------
150 J.F. Kennedy Parkway................   1980    247,476       95.0       5,772          1.22               24.55
ROSELAND
--------
101 Eisenhower Parkway..................   1980    237,000       94.3       4,105          0.87               18.37
103 Eisenhower Parkway..................   1985    151,545       99.2       3,077          0.65               20.47

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
-----------
95 Christopher Columbus Drive (7).......   1989    621,900       100.0     12,870          2.72               20.69
Harborside Financial Center Plaza I.....   1983    400,000        99.0      3,303          0.70                8.34
Harborside Financial Center Plaza II....   1990    761,200       100.0     17,617          3.73               23.14
Harborside Financial Center Plaza III...   1990    725,600       100.0     16,793          3.54               23.14

                                                  PROPERTY LISTING

                                                  OFFICE PROPERTIES
                                                     (CONTINUED)


                                                                                 PERCENTAGE OF
                                                      PERCENTAGE                 TOTAL OFFICE,
                                               NET      LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                            YEAR      AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%) (1)  ($000'S) (2)   BASE RENT (%)        ($) (3) (5)
-------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
PRINCETON
---------
400 Alexander Road (6)...........   1987        n/a        n/a         783          0.17                 n/a
103 Carnegie Center..............   1984     96,000      100.0       2,169          0.46               22.59
100 Overlook Center .............   1988    149,600      100.0       3,792          0.80               25.35
5 Vaughn Drive...................   1987     98,500      100.0       2,240          0.47               22.74

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
--------------
377 Summerhill Road..............   1977     40,000      100.0         373          0.08                9.33
PLAINSBORO
----------
500 College Road East............   1984    158,235      100.0       3,402          0.72               21.50
SOUTH BRUNSWICK
---------------
3 Independence Way...............   1983    111,300       99.9       1,999          0.42               17.98
WOODBRIDGE
----------
581 Main Street..................   1991    200,000      100.0       4,552          0.96               22.76

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
-------
3600 Route 66....................   1989    180,000      100.0       2,413          0.51               13.41
WALL TOWNSHIP
-------------
1305 Campus Parkway..............   1988     23,350       92.4         419          0.09               19.42
1350 Campus Parkway..............   1990     79,747       94.7       1,337          0.28               16.78

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
------------
325 Columbia Turnpike............   1987    168,144      100.0       3,895          0.82               23.16
MORRIS PLAINS
-------------
201 Littleton Road...............   1979     88,369      100.0       1,710          0.36               19.35
250 Johnson Road.................   1977     75,000      100.0       1,090          0.23               14.53
MORRIS TOWNSHIP
---------------
340 Mt. Kemble Avenue............   1985    387,000      100.0       5,529          1.17               14.29
412 Mt. Kemble Avenue............   1986    475,100      100.0       6,902          1.46               14.53
PARSIPPANY
----------
7 Campus Drive...................   1982    154,395      100.0       2,550          0.54               16.50
8 Campus Drive ..................   1987    215,265       92.8       4,964          1.05               23.06
2 Dryden Way.....................   1990      6,216      100.0          68          0.01               10.94
2 Hilton Court...................   1991    181,592      100.0       4,495          0.95               24.75
600 Parsippany Road..............   1978     96,000      100.0       1,393          0.29               14.51
1 Sylvan Way.....................   1989    150,557      100.0       3,503          0.74               23.27
5 Sylvan Way.....................   1989    151,383       96.8       3,473          0.73               23.70
7 Sylvan Way.....................   1987    145,983      100.0       2,920          0.62               20.00

PASSAIC COUNTY, NEW JERSEY
CLIFTON
-------
777 Passaic Avenue...............   1983     75,000       65.1         986          0.21               20.19
TOTOWA
------
999 Riverview Drive..............   1988     56,066      100.0         934          0.20               16.66
WAYNE
-----
201 Willowbrook Boulevard........   1970    178,329       99.0       2,440          0.52               13.82

                                                  PROPERTY LISTING

                                                  OFFICE PROPERTIES
                                                     (CONTINUED)


                                                                                 PERCENTAGE OF
                                                      PERCENTAGE                 TOTAL OFFICE,
                                               NET      LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                            YEAR      AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%) (1)  ($000'S) (2)   BASE RENT (%)        ($) (3) (5)
-------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
-------------
222 Mt. Airy Road................   1986     49,000      100.0         742          0.16               15.14
233 Mt. Airy Road................   1987     66,000      100.0         762          0.16               11.55
BRIDGEWATER
721 Route 202/206................   1989    192,741      100.0       3,989          0.84               20.70

UNION COUNTY, NEW JERSEY
CLARK
-----
100 Walnut Avenue................   1985    182,555      100.0       4,528          0.96               24.80
CRANFORD
--------
6 Commerce Drive.................   1973     56,000      100.0       1,063          0.22               18.98
11 Commerce Drive................   1981     90,000       90.8       1,079          0.23               13.20
12 Commerce Drive................   1967     72,260       89.4         613          0.13                9.49
20 Commerce Drive................   1990    176,600       92.7       3,660          0.77               22.36
65 Jackson Drive.................   1984     82,778      100.0       1,593          0.34               19.24
NEW PROVIDENCE
--------------
890 Mountain Road................   1977     80,000      100.0       2,049          0.43               25.61

-------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                  11,939,649       98.9     230,202         48.63               19.50
-------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
--------
300 South Lake Drive.............   1987    118,727       99.8       2,132          0.45               17.99

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
---------------
111 East Shore Road..............   1980     55,575      100.0       1,515          0.32               27.26
600 Community Drive..............   1983    206,274      100.0       4,900          1.03               23.75

ROCKLAND COUNTY, NEW YORK
SUFFERN
-------
400 Rella Boulevard..............   1988    180,000       98.2       3,545          0.75               20.06

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
--------
100 Clearbrook Road..............   1975     60,000      100.0         912          0.19               15.20
101 Executive Boulevard..........   1971     50,000       79.5         802          0.17               20.18
570 Taxter Road..................   1972     75,000       89.4       1,392          0.29               20.76
HAWTHORNE
---------
30 Saw Mill River Road...........   1982    248,400      100.0       5,220          1.10               21.01
1 Skyline Drive..................   1980     20,400       99.0         249          0.05               12.33
2 Skyline Drive..................   1987     30,000       98.9         504          0.11               16.99
17 Skyline Drive.................   1989     85,000      100.0       1,235          0.26               14.53
7 Skyline Drive..................   1987    109,000      100.0       2,154          0.45               19.76
TARRYTOWN
---------
200 White Plains Road............   1982     89,000       86.3       1,814          0.38               23.62
220 White Plains Road............   1984     89,000       99.4       1,741          0.37               19.68
WHITE PLAINS
------------
1 Barker Avenue..................   1975     68,000       99.0       1,567          0.33               23.28
3 Barker Avenue..................   1983     65,300      100.0       1,372          0.29               21.01
50 Main Street...................   1985    309,000       98.8       7,642          1.61               25.04
11 Martine Avenue................   1987    180,000      100.0       4,186          0.88               21.97
1 Water Street...................   1979     45,700       97.8         956          0.20               21.39

                                                  PROPERTY LISTING

                                                  OFFICE PROPERTIES
                                                     (CONTINUED)


                                                                                 PERCENTAGE OF
                                                      PERCENTAGE                 TOTAL OFFICE,
                                               NET      LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                            YEAR      AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%) (1)  ($000'S) (2)   BASE RENT (%)        ($) (3) (5)
-------------------------------------------------------------------------------------------------------------------
YONKERS
-------
1 Executive Boulevard............   1982    112,000      100.0       2,383          0.50               21.28
3 Executive Plaza................   1987     58,000      100.0       1,110          0.23               19.14

-------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                     2,254,376       98.2      47,331          9.96               21.38
-------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
------
1000 Westlakes Drive.............   1989     60,696       96.2       1,423          0.30               24.37
1055 Westlakes Drive.............   1990    118,487      100.0       2,298          0.49               19.39
1205 Westlakes Drive.............   1988    130,265       99.8       2,840          0.60               21.85
1235 Westlakes Drive.............   1986    134,902       98.6       2,981          0.63               22.41

DELAWARE COUNTY, PENNSYLVANIA
LESTER
------
100 Stevens Drive................   1986     95,000      100.0         926          0.20                9.75
200 Stevens Drive................   1987    208,000      100.0       4,150          0.88               19.95
300 Stevens Drive................   1992     68,000       82.5       1,167          0.25               20.80
MEDIA
-----
1400 Providence Road - Center I..   1986    100,000       89.1       1,834          0.39               20.58
1400 Providence Road - Center II.   1990    160,000       91.0       3,124          0.66               21.46

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
----------------
1000 Madison Avenue..............   1990    100,700      100.0       1,723          0.36               17.11
PLYMOUTH MEETING
----------------
1150 Plymouth Meeting Mall.......   1970    167,748       98.5       3,095          0.65               18.73
Five Sentry Parkway East.........   1984     91,600      100.0       1,498          0.32               16.35
Five Sentry Parkway West.........   1984     38,400      100.0         652          0.14               16.98

-------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                 1,473,798       97.0      27,711          5.87               19.38
-------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
---------
500 West Putnam..................   1973    121,250       96.9       2,672          0.56               22.74
NORWALK
-------
40 Richards Avenue...............   1985    145,487       95.5       2,856          0.60               20.56
SHELTON
-------
1000 Bridgeport Avenue...........   1986    133,000       87.3       2,418          0.51               20.83

-------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                    399,737       93.2       7,946          1.67               21.33
-------------------------------------------------------------------------------------------------------------------

DISTRICT OF COLUMBIA
WASHINGTON
----------
1201 Connecticut Avenue, NW (4)..   1940    169,549       86.1       4,553          0.96               31.19
1400 L Street, NW................   1987    159,000       95.4       5,870          1.24               38.70
1709 New York Avenue, NW.........   1972    166,000      100.0       6,425          1.36               38.70

-------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE           494,549       93.8      16,848          3.56               36.34
-------------------------------------------------------------------------------------------------------------------

                                                  PROPERTY LISTING

                                                  OFFICE PROPERTIES
                                                     (CONTINUED)


                                                                                 PERCENTAGE OF
                                                      PERCENTAGE                 TOTAL OFFICE,
                                               NET      LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                            YEAR      AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%) (1)  ($000'S) (2)   BASE RENT (%)        ($) (3) (5)
-------------------------------------------------------------------------------------------------------------------
PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
------
4200 Parliament Place............   1989    122,000       91.3       2,232          0.47               20.04

-------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                       122,000       91.3       2,232          0.47               20.04
-------------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
SAN ANTONIO
-----------
200 Concord Plaza Drive..........   1986    248,700       96.4       4,523          0.95               18.87
1777 N.E. Loop 410...............   1986    256,137       92.5       3,464          0.73               14.62
84 N.E. Loop 410.................   1971    187,312       89.2       2,459          0.52               14.72
111 Soledad......................   1918    248,153       92.4       2,313          0.49               10.09

COLLIN COUNTY, TEXAS
PLANO
-----
555 Republic Place...............   1986     97,889       96.1       1,393          0.29               14.81

DALLAS COUNTY,TEXAS
DALLAS
------
3030 LBJ Freeway.................   1984    367,018       96.5       6,228          1.31               17.58
3100 Monticello..................   1984    173,837       92.5       2,788          0.59               17.34
8214 Westchester.................   1983     95,509       87.8       1,270          0.27               15.14
IRVING
------
2300 Valley View.................   1985    142,634       78.5       2,427          0.51               21.68
RICHARDSON
----------
1122 Alma Road...................   1977     82,576      100.0         607          0.13                7.35

HARRIS COUNTY, TEXAS
HOUSTON
-------
14511 Falling Creek..............   1982     70,999       96.3         825          0.17               12.07
5225 Katy Freeway................   1983    112,213       97.6       1,330          0.28               12.14
5300 Memorial....................   1982    155,099      100.0       2,028          0.43               13.08
1717 St. James Place.............   1975    109,574       97.8       1,327          0.28               12.38
1770 St. James Place.............   1973    103,689       90.1       1,362          0.29               14.58
10497 Town & Country Way.........   1981    148,434       82.4       1,948          0.41               15.93

POTTER COUNTY, TEXAS
AMARILLO
--------
6900 IH - 40 West (7)............   1986     71,771       77.2         556          0.12               10.03

TARRANT COUNTY, TEXAS
EULESS
------
150 West Parkway.................   1984     74,429       95.9       1,042          0.22               14.60

TRAVIS COUNTY, TEXAS
AUSTIN
------
1250 Capital of Texas Hwy. South.   1985    270,703       98.8       5,533          1.17               20.69

-------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                        3,016,676       93.2      43,423          9.16               15.45
-------------------------------------------------------------------------------------------------------------------

                                                  PROPERTY LISTING

                                                  OFFICE PROPERTIES
                                                     (CONTINUED)


                                                                                 PERCENTAGE OF
                                                      PERCENTAGE                 TOTAL OFFICE,
                                               NET      LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                            YEAR      AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%) (1)  ($000'S) (2)   BASE RENT (%)        ($) (3) (5)
-------------------------------------------------------------------------------------------------------------------
MARICOPA COUNTY, ARIZONA
GLENDALE
--------
5551 West Talavi Boulevard.......   1991    181,596      100.0       1,615          0.34                8.89
PHOENIX
-------
19640 North 31st Street..........   1990    124,171      100.0       1,235          0.26                9.95
20002 North 19th Avenue (6)......   1986        n/a        n/a         476          0.10                n/a
SCOTTSDALE
----------
9060 E. Via Linda Boulevard......   1984    111,200      100.0       2,406          0.51               21.64

-------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                        416,967      100.0       5,732          1.21               13.75
-------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
------
750 South Richfield Street.......   1997    108,240      100.0       2,911          0.61               26.89
DENVER
------
400 South Colorado Boulevard.....   1983    125,415       99.4       1,974          0.42               15.83
ENGLEWOOD
---------
9359 East Nichols Avenue.........   1997     72,610      100.0         903          0.19               12.44
5350 South Roslyn Street.........   1982     63,754       96.2       1,065          0.22               17.36

BOULDER COUNTY, COLORADO
BROOMFIELD
----------
105 South Technology Court.......   1997     37,574      100.0         537          0.11               14.29
303 South Technology Court-A.....   1997     34,454      100.0         388          0.08               11.27
303 South Technology Court-B.....   1997     40,416      100.0         456          0.10               11.28
LOUISVILLE
----------
1172 Century Drive...............   1996     49,566      100.0         623          0.13               12.57
248 Centennial Parkway...........   1996     39,266      100.0         490          0.10               12.47
285 Century Place................   1997     69,145      100.0       1,119          0.24               16.18

DENVER COUNTY, COLORADO
DENVER
------
3600 South Yosemite..............   1974    133,743      100.0       1,288          0.27                9.63

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
---------
384 Inverness Drive South........   1985     51,523      100.0         808          0.17               15.68
400 Inverness Drive..............   1997    111,608       99.9       2,734          0.58               24.52
67 Inverness Drive East..........   1996     54,280      100.0         653          0.14               12.03
5975 South Quebec Street.........   1996    102,877       99.8       2,362          0.50               23.01
PARKER
------
9777 Pyramid Court...............   1995    120,281      100.0       1,323          0.28               11.00

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
----------------
8415 Explorer....................   1998     47,368      100.0         528          0.11               11.15
1975 Research Parkway............   1997    115,250      100.0       1,701          0.36               14.76
2375 Telstar Drive...............   1998     47,369      100.0         528          0.11               11.15

                                                  PROPERTY LISTING

                                                  OFFICE PROPERTIES
                                                     (CONTINUED)


                                                                                 PERCENTAGE OF
                                                      PERCENTAGE                 TOTAL OFFICE,
                                               NET      LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                            YEAR      AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%) (1)  ($000'S) (2)   BASE RENT (%)        ($) (3) (5)
-------------------------------------------------------------------------------------------------------------------

JEFFERSON COUNTY, COLORADO
LAKEWOOD
--------
141 Union Boulevard..............   1985     63,600       98.9       1,101          0.23               17.50

-------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                     1,488,339       99.7      23,492          4.95               15.83
-------------------------------------------------------------------------------------------------------------------

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
-------------
795 Folsom Street (4)............   1977    183,445       86.2       4,184          0.88               26.46
760 Market Street................   1908    267,446       93.6       7,586          1.60               30.30

-------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                     450,891       90.6      11,770          2.48               28.81
-------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
-----
501 Kennedy Boulevard............   1982    297,429       95.4       3,648          0.77               12.86

-------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                        297,429       95.4       3,648          0.77               12.86
-------------------------------------------------------------------------------------------------------------------


POLK COUNTY, IOWA
WEST DES MOINES
---------------
2600 Westown Parkway.............   1988     72,265       97.5       1,125          0.24               15.97

-------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                            72,265       97.5       1,125          0.24               15.97
-------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
OMAHA
-----
210 South 16th Street............   1894    319,535       93.4       3,252          0.69               10.90

-------------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                       319,535       93.4       3,252          0.69               10.90
-------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE PROPERTIES                  22,746,211       97.4     424,712         89.66               19.16
===================================================================================================================

                                                  PROPERTY LISTING

                                               OFFICE/FLEX PROPERTIES


                                                                                 PERCENTAGE OF
                                                      PERCENTAGE                 TOTAL OFFICE,
                                               NET      LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                            YEAR      AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%) (1)  ($000'S) (2)   BASE RENT (%)        ($) (3) (5)
-------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
----------
3 Terri Lane.....................   1991     64,500       77.7         425          0.09                8.48
5 Terri Lane.....................   1992     74,555       62.2         464          0.10               10.01
MOORESTOWN
----------
2 Commerce Drive (4).............   1986     49,000      100.0         362          0.08                7.40
101 Commerce Drive...............   1988     64,700      100.0         336          0.07                5.19
102 Commerce Drive (4)...........   1987     38,400       87.5         176          0.04                5.23
201 Commerce Drive...............   1986     38,400      100.0         197          0.04                5.13
202 Commerce Drive (4)...........   1988     51,200      100.0         269          0.06                5.26
1 Executive Drive................   1989     20,570       91.2          85          0.02                4.53
2 Executive Drive (4)............   1988     60,800      100.0         458          0.10                5.23
101 Executive Drive..............   1990     29,355       45.8         134          0.03                9.97
102 Executive Drive..............   1990     64,000       90.0         414          0.09                7.19
225 Executive Drive..............   1990     50,600      100.0         314          0.07                6.21
97 Foster Road...................   1982     43,200      100.0         187          0.04                4.33
1507 Lancer Drive................   1995     32,700      100.0         139          0.03                4.25
1510 Lancer Drive................   1998     88,000      100.0         370          0.08                4.20
1256 North Church................   1984     63,495       49.9         360          0.08               11.36
840 North Lenola.................   1995     38,300      100.0         271          0.06                7.08
844 North Lenola.................   1995     28,670      100.0         213          0.04                7.43
30 Twosome Drive.................   1997     39,675      100.0         223          0.05                5.62
40 Twosome Drive.................   1996     40,265       63.1         220          0.05                8.66
50 Twosome Drive.................   1997     34,075      100.0         269          0.06                7.89
WEST DEPTFORD
-------------
1451 Metropolitan Drive..........   1996     21,600      100.0         148          0.03                6.85

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
-----------------
100 Horizon Drive................   1989     13,275        0.0          13          0.00                0.00
200 Horizon Drive................   1991     45,770       85.3         446          0.09               11.42
300 Horizon Drive................   1989     69,780       73.8         876          0.18               17.01
500 Horizon Drive................   1990     41,205       51.7         356          0.08               16.71

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
-------------
1325 Campus Parkway..............   1988     35,000       18.4         253          0.05               39.29
1340 Campus Parkway..............   1992     72,502       94.6         786          0.17               11.46
1345 Campus Parkway..............   1995     76,300      100.0         705          0.15                9.24
1433 Highway 34..................   1985     69,020       65.3         451          0.10               10.01
1320 Wykoff Avenue...............   1986     20,336        0.0          20          0.00                0.00
1324 Wykoff Avenue...............   1987     21,168      100.0         192          0.04                9.07

PASSAIC COUNTY, NEW JERSEY
TOTOWA
------
1 Center Court...................   1999     38,961      100.0         143          0.03                9.71
2 Center Court...................   1998     30,600       99.3         350          0.07               11.52
11 Commerce Way..................   1989     47,025      100.0         441          0.09                9.38
20 Commerce Way..................   1992     42,540      100.0         392          0.08                9.21
29 Commerce Way..................   1990     48,930      100.0         475          0.10                9.71
40 Commerce Way..................   1987     50,576      100.0         561          0.12               11.09
45 Commerce Way..................   1992     51,207      100.0         481          0.10                9.39
60 Commerce Way..................   1988     50,333       84.3         317          0.07                7.47
80 Commerce Way..................   1996     22,500       93.3         266          0.06               12.67

                                                  PROPERTY LISTING

                                               OFFICE/FLEX PROPERTIES
                                                     (CONTINUED)


                                                                                 PERCENTAGE OF
                                                      PERCENTAGE                 TOTAL OFFICE,
                                               NET      LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                            YEAR      AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%) (1)  ($000'S) (2)   BASE RENT (%)        ($) (3) (5)
-------------------------------------------------------------------------------------------------------------------

100 Commerce Way.................   1996     24,600       96.2         301          0.06               12.72
120 Commerce Way.................   1994      9,024      100.0          91          0.02               10.08
140 Commerce Way.................   1994     26,881       99.5         273          0.06               10.21

-------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX              1,943,593       85.2      14,223          3.03                8.59
-------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
--------
11 Clearbrook Road...............   1974     31,800      100.0         331          0.07               10.41
75 Clearbrook Road...............   1990     32,720      100.0         816          0.17               24.94
150 Clearbrook Road..............   1975     74,900      100.0       1,048          0.22               13.99
175 Clearbrook Road..............   1973     98,900       98.5       1,435          0.30               14.73
200 Clearbrook Road..............   1974     94,000       99.8       1,170          0.25               12.47
250 Clearbrook Road..............   1973    155,000       94.5       1,228          0.26                8.38
50 Executive Boulevard...........   1969     45,200       97.2         384          0.08                8.74
77 Executive Boulevard...........   1977     13,000      100.0         167          0.04               12.85
85 Executive Boulevard...........   1968     31,000       96.5         392          0.08               13.10
300 Executive Boulevard..........   1970     60,000       99.7         577          0.12                9.65
350 Executive Boulevard..........   1970     15,400       98.8         243          0.05               15.97
399 Executive Boulevard..........   1962     80,000      100.0         958          0.20               11.98
400 Executive Boulevard..........   1970     42,200      100.0         627          0.13               14.86
500 Executive Boulevard..........   1970     41,600      100.0         571          0.12               13.73
525 Executive Boulevard..........   1972     61,700       99.8         840          0.18               13.64
1 Westchester Plaza..............   1967     25,000      100.0         294          0.06               11.76
2 Westchester Plaza..............   1968     25,000      100.0         439          0.09               17.56
3 Westchester Plaza..............   1969     93,500       98.5       1,106          0.23               12.01
4 Westchester Plaza..............   1969     44,700       99.8         626          0.13               14.03
5 Westchester Plaza..............   1969     20,000      100.0         284          0.06               14.20
6 Westchester Plaza..............   1968     20,000      100.0         285          0.06               14.25
7 Westchester Plaza..............   1972     46,200      100.0         649          0.14               14.05
8 Westchester Plaza..............   1971     67,200      100.0         860          0.18               12.80
HAWTHORNE
---------
200 Saw Mill River Road..........   1965     51,100      100.0         638          0.13               12.49
4 Skyline Drive..................   1987     80,600      100.0       1,230          0.26               15.26
8 Skyline Drive..................   1985     50,000       98.9         741          0.16               14.98
10 Skyline Drive.................   1985     20,000      100.0         283          0.06               14.15
11 Skyline Drive.................   1989     45,000      100.0         679          0.14               15.09
12 Skyline Drive (4).............   1999     46,850      100.0         699          0.15               14.91
15 Skyline Drive.................   1989     55,000      100.0         860          0.18               15.64

YONKERS
-------
100 Corporate Boulevard..........   1987     78,000       98.2       1,177          0.25               15.37
200 Corporate Boulevard South....   1990     84,000       99.8       1,392          0.29               16.60
4 Executive Plaza................   1986     80,000       99.9       1,028          0.22               12.86
6 Executive Plaza................   1987     80,000       88.6         987          0.21               12.34
1 Odell Plaza....................   1980    106,000      100.0       1,294          0.27               12.21
5 Odell Plaza....................   1983     38,400       99.6         497          0.10               12.99
7 Odell Plaza....................   1984     42,600       99.6         666          0.14               15.70

-------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                2,076,570       99.2      27,501          5.78               13.35
-------------------------------------------------------------------------------------------------------------------

                                                  PROPERTY LISTING

                                               OFFICE/FLEX PROPERTIES
                                                     (CONTINUED)

                                                                                 PERCENTAGE OF
                                                      PERCENTAGE                 TOTAL OFFICE,
                                               NET      LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                            YEAR      AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%) (1)  ($000'S) (2)   BASE RENT (%)        ($) (3) (5)
-------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue..................   1986     88,000       99.7       1,430          0.30               16.30
500 West Avenue..................   1988     25,000      100.0         340          0.07               13.60
550 West Avenue..................   1990     54,000      100.0         816          0.17               15.11
600 West Avenue (4)..............   1999     66,000      100.0         453          0.10                6.87
650 West Avenue..................   1998     40,000      100.0         633          0.13               15.83

-------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX               273,000       99.9       3,672          0.77               13.47
-------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE/FLEX PROPERTIES.....         4,293,163       92.9      45,396          9.58               11.38
===================================================================================================================

                                                  PROPERTY LISTING

                                           INDUSTRIAL/WAREHOUSE PROPERTIES


                                                                                 PERCENTAGE OF
                                                      PERCENTAGE                 TOTAL OFFICE,
                                               NET      LEASED      ANNUAL       OFFICE/FLEX,          AVERAGE
                                            RENTABLE     AS OF       BASE       AND INDUSTRIAL/       BASE RENT
PROPERTY                            YEAR      AREA      3/31/00      RENT          WAREHOUSE         PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%) (1)  ($000'S) (2)   BASE RENT (%)        ($) (3) (5)
-------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
--------
1 Warehouse Lane.................   1957      6,600      100.0          57          0.01                8.64
2 Warehouse Lane.................   1957     10,900      100.0         113          0.02               10.37
3 Warehouse Lane.................   1957     77,200      100.0         290          0.06                3.76
4 Warehouse Lane.................   1957    195,500       97.4       1,921          0.41               10.09
5 Warehouse Lane.................   1957     75,100       97.1         708          0.15                9.71
6 Warehouse Lane.................   1982     22,100      100.0         513          0.11               23.21

-------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES       387,400       98.1       3,602          0.76                9.48
-------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                             27,426,774       96.7     473,710        100.00               17.85
===================================================================================================================

(1) Based on all leases in effect as of March 31, 2000.
(2) Total base rent for 12 months ended March 31, 2000, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For those properties acquired or placed in service during the 12 months ended March 31, 2000, amounts are annualized, as per Note 4.
(3) Base rent for the 12 months ended March 31, 2000 divided by net rentable square feet leased at March 31, 2000. For those properties acquired or placed in service during 12 months ended March 31, 2000, amounts are annualized, as per Note 4.
(4) As this property was acquired or placed in service during the 12 months ended March 31, 2000, the amounts represented for base rent are annualized. These annualized amounts may not be indicative of the property's results had the Company owned or placed such property in service for the entire 12 months ended March 31, 2000.
(5) Excludes office space leased by the Company.
(6) The property was sold by the Company in 1999.
(7) The property was sold by the Company in April, 2000.

--------------

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

Funds from operations for the three months ended March 31, 2000 and 1999 as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents, are summarized in the following table (IN THOUSANDS):

                                                              Three Months Ended March 31,
                                                                   2000            1999
----------------------------------------------------------------------------------------------
    Income before non-recurring charges,
        gain on sale of rental property,
        distributions to preferred unitholders,
        minority interests and extraordinary item               $ 47,681         $ 40,813
    Add: Real estate-related depreciation and
        amortization (1)                                          22,718           22,951
    Deduct: Rental income adjustment for
      straight-lining of rents (2)                                (2,190)          (3,545)
    Minority interests: partially-owned properties                (2,090)              --
----------------------------------------------------------------------------------------------
    Funds from operations, after adjustment
        for straight-lining of rents, before
        distributions to preferred unitholders                  $ 66,119         $ 60,219
    Deduct: Distributions to preferred unitholders                (3,869)          (3,869)
----------------------------------------------------------------------------------------------
    Funds from operations, after adjustment for
        straight-lining of rents, after distributions
        to preferred unitholders                                $ 62,250         $ 56,350
==============================================================================================
    Cash flows provided by operating activities                 $ 39,038         $ 59,654
    Cash flows used in investing activities                     $(36,257)        $(43,459)
    Cash flows used in financing activities                     $ (5,278)        $ (9,598)
----------------------------------------------------------------------------------------------
    Basic weighted average shares/units outstanding (3)           66,428           67,011
----------------------------------------------------------------------------------------------
    Diluted weighted average shares/units outstanding (3)         73,191           73,975
----------------------------------------------------------------------------------------------

(1) Includes the Company's share from unconsolidated joint ventures of $734 and $1,101 for 2000 and 1999, respectively.
(2) Includes the Company's share from unconsolidated joint ventures of $57 and $(18) for 2000 and 1999, respectively.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:

                                                              Three Months Ended March 31,
                                                                   2000            1999
----------------------------------------------------------------------------------------------
Basic weighted average shares:                                    58,295           58,162
Add: Weighted average common units                                 8,133            8,849
----------------------------------------------------------------------------------------------
Basic weighted average shares/units:                              66,428           67,011
Add: Weighted average preferred units                              6,618            6,692
      (after conversion to common units)
Stock options                                                        145              272
----------------------------------------------------------------------------------------------

Diluted weighted average shares/units:                            73,191           73,975
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.2 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2000 ranged from LIBOR plus 65 basis points to LIBOR plus 90 basis points.

MARCH 31, 2000

LONG-TERM
DEBT, INCLUDING                                                                                             FAIR
CURRENT PORTION        2000       2001       2002       2003       2004      THEREAFTER        TOTAL        VALUE
----------------       ----       ----       ----       ----       ----      ----------        -----        -----

Fixed Rate.....      $7,847 $    7,468    $ 3,458   $195,611   $312,195       $713,512     $1,240,091    $1,181,360
Average Interest
    Rate.......       6.93%      7.44%      8.20%      7.30%      7.34%          7.19%          7.24%

Variable Rate..               $216,208                                        $ 72,204    $   288,412    $  288,412

                          MACK-CALI REALTY CORPORATION

                           PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

           Reference is made to "Other Contingencies" in Note 13 (Commitments and Contingencies) to the Consolidated Financial Statements, which is specifically incorporated by reference herein.

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

4.1 Amended and Restated Shareholder Rights Agreement, dated as of March 7, 2000, between Mack-Cali Realty Corporation and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K dated March 7, 2000 and incorporated herein by reference).

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

EXHIBIT
NUMBER         EXHIBIT TITLE
------         -------------

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

EXHIBIT
NUMBER         EXHIBIT TITLE
------         -------------

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

*10.18 Agreement of Sale and Purchase, dated as of January 31, 2000, by and between Grove Street Associates of Jersey City Limited Partnership and Cal-Grove Street Urban Renewal Associates L.P. and Commerzleasing und Immobilien GmbH and Germania of America, Inc.

*27            Financial Data Schedule

(b)     Reports on Form 8-K

        During the first quarter of 2000, the Company filed a report on Form 8-K dated March 7, 2000, reporting under Item 5 that the Company amended and restated its Shareholder Rights Agreement dated as of July 6, 1999, among the Company and ChaseMellon Shareholder Services, LLC ("Chase Mellon") to reflect, among other things, the replacement by the Company of ChaseMellon with EquiServe as the Rights Agent.

----------
*filed herewith

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



                                                    MACK-CALI REALTY CORPORATION
                                                   (Registrant)

Date:  May 3, 2000                                 /s/Mitchell E. Hersh
                                                   -------------------------
                                                   Mitchell E. Hersh
                                                   Chief Executive Officer


Date:  May 3, 2000                                 /s/Barry Lefkowitz
                                                   -------------------------
                                                   Barry Lefkowitz
                                                   Executive Vice President &
                                                    Chief Financial Officer