Form 10-Q
period 2000-06-30
MACK CALI REALTY CORP
filed 2000-08-10
CIK 924901

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from...............to...............................
Commission file number 1-13274

                         MACK-CALI REALTY CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Maryland                                             22-3305147
-------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

              11 COMMERCE DRIVE, CRANFORD, NEW JERSEY 07016-3501
------------------------------------------------------------------------------
                   (Address or principal executive office)
                                  (Zip Code)

                                (908) 272-8000
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES X NO____ and (2) has been subject to such filing requirements for the past ninety (90) days YES X NO____________.

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2000, there were 58,878,195 shares of $0.01 par value common stock outstanding.

                         MACK-CALI REALTY CORPORATION

                                  FORM 10-Q

                                    INDEX

PART I  FINANCIAL INFORMATION                                               PAGE

        Item 1. Financial Statements:

               Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999 .....................................  4

               Consolidated Statements of Operations for the three
                  and six month periods ended June 30, 2000 and 1999 ........  5

               Consolidated Statement of Changes in Stockholders'
                  Equity for the six months ended June 30, 2000 .............  6

               Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2000 and 1999 ..............................  7

               Notes to Consolidated Financial Statements ...................  8

        Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................... 33

        Item 3. Quantitative and Qualitative Disclosures about Market Risk .. 61

PART II OTHER INFORMATION AND SIGNATURES

        Item 1. Legal Proceedings ........................................... 62

        Item 2. Changes in Securities and Use of Proceeds ................... 62

        Item 3. Defaults Upon Senior Securities ............................. 62

        Item 4. Submission of Matters to a Vote of Security Holders ......... 62

        Item 5. Other Information ........................................... 62

        Item 6. Exhibits .................................................... 63

               Signatures ................................................... 66

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

        The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
===========================================================================================================

                                                                                  June 30,
                                                                                    2000       December 31,
ASSETS                                                                           (UNAUDITED)       1999
-----------------------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                                 $   548,813    $   549,096
   Buildings and improvements                                                     3,015,197      3,014,532
   Tenant improvements                                                               84,687         85,057
   Furniture, fixtures and equipment                                                  6,169          6,160
-----------------------------------------------------------------------------------------------------------
                                                                                  3,654,866      3,654,845
Less - accumulated depreciation and amortization                                   (270,065)      (256,629)
-----------------------------------------------------------------------------------------------------------
   Total rental property                                                          3,384,801      3,398,216
Cash and cash equivalents                                                            10,535          8,671
Investments in unconsolidated joint ventures                                         95,382         89,134
Unbilled rents receivable                                                            43,821         53,253
Deferred charges and other assets, net                                               80,117         66,436
Restricted cash                                                                       6,498          7,081
Accounts receivable, net of allowance for doubtful accounts
   of $537 and $672                                                                   6,950          6,810
-----------------------------------------------------------------------------------------------------------

Total assets                                                                    $ 3,628,104    $ 3,629,601
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                          $   782,942    $   782,785
Revolving credit facilities                                                         215,730        177,000
Mortgages and loans payable                                                         488,605        530,390
Dividends and distributions payable                                                  42,543         42,499
Accounts payable and accrued expenses                                                74,376         63,394
Rents received in advance and security deposits                                      34,170         36,150
Accrued interest payable                                                             16,263         16,626
-----------------------------------------------------------------------------------------------------------
   Total liabilities                                                              1,654,629      1,648,844
-----------------------------------------------------------------------------------------------------------

MINORITY INTERESTS:
Operating Partnership                                                               455,645        455,275
Partially-owned properties                                                               --         83,600
-----------------------------------------------------------------------------------------------------------
   Total minority interests                                                         455,645        538,875
-----------------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                                --             --
Common stock, $0.01 par value, 190,000,000 shares authorized,
   58,782,808 and 58,446,552 shares outstanding                                         588            584
Additional paid-in capital                                                        1,561,547      1,549,888
Dividends in excess of net earnings                                                 (40,997)      (103,902)
Unamortized stock compensation                                                       (3,308)        (4,688)
-----------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                     1,517,830      1,441,882
-----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                      $ 3,628,104    $ 3,629,601
===========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE
AMOUNTS) (UNAUDITED)
===========================================================================================================

                                                   Three Months Ended June 30,    Six Months Ended June 30,
REVENUES                                                2000       1999                2000       1999
-----------------------------------------------------------------------------------------------------------
Base rents                                            $122,072   $116,499            $243,670   $232,579
Escalations and recoveries from tenants                 14,627     16,366              31,295     31,226
Parking and other                                        6,128      3,061               9,450      6,961
Equity in earnings of unconsolidated joint ventures      1,070        834               2,207        628
Interest income                                          1,992        215               2,246        470
-----------------------------------------------------------------------------------------------------------
   Total revenues                                      145,889    136,975             288,868    271,864
-----------------------------------------------------------------------------------------------------------

EXPENSES
-----------------------------------------------------------------------------------------------------------
Real estate taxes                                       14,733     14,208              29,437     28,051
Utilities                                               10,014      9,829              20,393     19,421
Operating services                                      16,822     17,429              34,564     34,516
General and administrative                               5,159      5,568              11,272     13,531
Depreciation and amortization                           22,945     22,465              45,127     44,434
Interest expense                                        26,835     25,697              53,261     49,319
Non-recurring charges                                    9,228     16,458               9,228     16,458
-----------------------------------------------------------------------------------------------------------
   Total expenses                                      105,736    111,654             203,282    205,730
-----------------------------------------------------------------------------------------------------------
Income before gain on sales of
   rental property and minority interests               40,153     25,321              85,586     66,134
Gain on sales of rental property                        73,921         --              76,169         --
-----------------------------------------------------------------------------------------------------------
Income before minority interests                       114,074     25,321             161,755     66,134
MINORITY INTERESTS:
Operating Partnership                                   16,784      6,635              25,760     15,384
Partially-owned properties                               2,982         --               5,072         --
-----------------------------------------------------------------------------------------------------------

Net income                                            $ 94,308   $ 18,686            $130,923   $ 50,750
===========================================================================================================

Basic earnings per share                              $   1.61   $   0.32            $   2.24   $   0.87

Diluted earnings per share                            $   1.52   $   0.32            $   2.14   $   0.87
-----------------------------------------------------------------------------------------------------------

Dividends declared per common share                   $   0.58   $   0.55            $   1.16   $   1.10
-----------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding               58,545     58,510              58,420     58,337

Diluted weighted average shares outstanding             73,284     67,486              73,237     67,385
-----------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)
(UNAUDITED)
================================================================================================================================

                                                                          Additional   Dividends in  Unamortized       Total
                                                     Common Stock          Paid-In       Excess of       Stock     Stockholders'
                                                Shares      Par Value      Capital     Net Earnings  Compensation      Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                       58,447   $       584   $ 1,549,888   $  (103,902)   $    (4,688)   $ 1,441,882
   Net income                                        --            --            --       130,923             --        130,923
   Dividends                                         --            --            --       (68,018)            --        (68,018)
   Redemption of common units
     for shares of common stock                     256             3         8,361            --             --          8,364
   Proceeds from stock options
     exercised                                       80             1         1,664            --             --          1,665
   Deferred compensation plan for
     directors                                       --            --            54            --             --             54
   Amortization of stock compensation                --            --            --            --          1,313          1,313
   Adjustment to fair value of restricted
      stock                                          --            --            30            --             67             97
   Stock options charge                              --            --         1,550            --             --          1,550
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                         58,783   $       588   $ 1,561,547   $   (40,997)   $    (3,308)   $ 1,517,830
================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
===================================================================================================

                                                                          Six Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                           2000         1999
---------------------------------------------------------------------------------------------------
Net income                                                                  $ 130,923    $  50,750
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                               45,127       44,434
   Amortization of stock compensation                                           1,410           --
   Amortization of deferred financing costs and debt discount                   1,802        1,518
   Stock options charge                                                         1,550           --
   Equity in earnings of unconsolidated joint ventures                         (2,207)        (628)
   Gain on sales of rental property                                           (76,169)          --
   Minority interests                                                          30,832       15,384
Changes in operating assets and liabilities:
   Increase in unbilled rents receivable                                       (5,537)      (7,397)
   Increase in deferred charges and other assets, net                         (15,697)     (10,794)
   Increase in accounts receivable, net                                          (140)      (2,770)
   Increase in accounts payable and accrued expenses                           10,982        5,891
   (Decrease) increase in rents received in advance and security deposits      (1,937)       1,137
   (Decrease) increase in accrued interest payable                               (363)      12,483
---------------------------------------------------------------------------------------------------

  Net cash provided by operating activities                                 $ 120,576    $ 110,008
===================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------------
Additions to rental property                                                $(170,062)   $ (71,107)
Investments in unconsolidated joint ventures                                  (11,081)     (29,941)
Distributions from unconsolidated joint ventures                                7,040       10,634
Proceeds from sales of rental property                                        235,849           --
Decrease (increase) in restricted cash                                            583         (134)
---------------------------------------------------------------------------------------------------

  Net cash provided by (used in) investing activities                       $  62,329    $ (90,548)
===================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
---------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                        $      --    $ 597,252
Proceeds from revolving credit facilities                                     435,030      130,900
Proceeds from mortgages and loans payable                                          --       45,500
Repayments of revolving credit facilities                                    (396,300)    (653,900)
Repayments of mortgages and loans payable                                     (41,785)     (45,819)
Distributions to minority interest in partially-owned properties              (88,672)          --
Repurchase of common stock                                                         --         (713)
Payment of financing costs                                                     (5,979)      (6,592)
Proceeds from stock options exercised                                           1,665          933
Proceeds from dividend reinvestment and stock purchase plan                        --           10
Payment of dividends and distributions                                        (85,000)     (81,321)
---------------------------------------------------------------------------------------------------

  Net cash used in financing activities                                     $(181,041)   $ (13,750)
===================================================================================================

Net increase in cash and cash equivalents                                   $   1,864    $   5,710
Cash and cash equivalents, beginning of period                              $   8,671    $   5,809
---------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                    $  10,535    $  11,519
===================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE/UNIT AMOUNTS)
==============================================================================

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company") is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of June 30, 2000, the Company owned or had interests in 266 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.4 million square feet, and are comprised of 163 office buildings and 90 office/flex buildings totaling approximately 28.0 million square feet (which includes eight office buildings and four office/flex buildings aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

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


2.    SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $163,179 and $98,438 as of June 30, 2000 and December 31, 1999, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

INVESTMENTS IN
UNCONSOLIDATED
JOINT VENTURES  The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. See Note 4.

CASH AND CASH
EQUIVALENTS     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

DEFERRED
FINANCING
COSTS Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $901 and $917 for the three months ended June 30, 2000 and 1999, respectively, and $1,802 and $1,518 for the six months ended June 30, 2000 and 1999, respectively.

DEFERRED
LEASING COSTS   Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation which is capitalized and amortized, approximated $896 and $743 for the three months ended June 30, 2000 and 1999, respectively, and $1,589 and $1,401 for the six months ended June 30, 2000 and 1999, respectively.

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

INCOME AND
OTHER TAXES     The Company has elected to be taxed as a REIT under Sections
                856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that the Company satisfies certain organizational and operational requirements including the requirement to distribute at least 95 percent of its REIT taxable income to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The
                Company is subject to certain state and local taxes.

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

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The dividends and distributions payable at June 30, 2000 represents dividends payable to shareholders of record as of July 6, 2000 (58,782,808 shares), distributions payable to minority interest common unitholders (8,075,720 common units) on that same date and preferred distributions payable to preferred unitholders (223,124 preferred units) for the second quarter 2000. The second quarter 2000 dividends and common unit distributions of $0.58 per share and per common unit, as well as the second quarter preferred unit distribution of $16.875 per preferred unit, were approved by the Board of Directors on June 20, 2000 and paid on July 24, 2000.

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

UNDERWRITING
COMMISSIONS
AND COSTS       Underwriting commissions and costs incurred in connection
                with the Company's stock offerings are reflected as a reduction of additional paid-in capital.

STOCK OPTIONS   The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles
                Board Opinion No. 25, "Accounting for Stock Issued to
                Employees," and related Interpretations ("APB No. 25"). Under
                APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted.
                Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Company's stock option plans for the granting of stock options. See Note 15.

NON-RECURRING
CHARGES The Company considers non-recurring charges as costs incurred specific to significant non-recurring events that impact the comparative measurement of the Company's performance.

RECLASSIFICATIONS Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.


3.    ACQUISITIONS/TRANSACTIONS

2000 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS

------------------------------------------------------------------------------------------------------
Acquisition                                                           # of     Rentable   Investment by
  Date   Property/Portfolio Name  Location                            Bldgs.  Square Feet   Company (a)
------------------------------------------------------------------------------------------------------
OFFICE
5/23/00  555 & 565 Taxter Road    Elmsford, Westchester County, NY      2      341,108      $ 42,980
6/14/00  Four Gatehall Drive      Parsippany, Morris County, NJ         1      248,480        42,381
------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                     3      589,588      $ 85,361
------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/24/00  Two Executive Drive (b)  Moorestown, Burlington County, NJ     1       60,800      $  4,007
------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                 1       60,800      $  4,007
------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                  4      650,388      $ 89,368
======================================================================================================

SEE FOOTNOTES ON PAGE 13.

LAND TRANSACTIONS
On January 13, 2000, the Company acquired approximately 12.7 acres of developable land located at the Company's Airport Business Center, Lester, Delaware County, Pennsylvania. The land was acquired for approximately $2,069.

OTHER TRANSACTIONS
On June 27, 2000, the Company, the Operating Partnership, Prentiss Properties Trust, a Maryland REIT ("Prentiss"), and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"), entered into an agreement and plan of merger ("Merger Agreement"). The Merger Agreement provides for a merger of Prentiss with and into the Company ("the Merger"), with the Company being the surviving corporation and, immediately prior to the merger, a merger of Prentiss Partnership with and into the Operating Partnership (or a limited liability company or a limited partnership owned entirely directly or indirectly by the Operating Partnership) (the "Partnership Merger" and, together with the Merger, the "Mergers").

Under the terms of the Merger Agreement, Prentiss common stock will be exchanged for the Company's common stock at a fixed exchange ratio of 0.956 of a share of the Company's stock for each share of Prentiss stock. The exchange ratio is not subject to change based on changes in the market prices of either company's common stock and there is no "collar" for the exchange ratio. The transaction values Prentiss at approximately $2,300,000, including approximately

$1,000,000 of debt and $245,000 in preferred equity. The Company expects to issue approximately 36.6 million new shares of common stock in the transaction. The Company intends to finance any cash requirements of the transaction with funds made available through borrowings on the Company's credit facilities.

With the completion of the transaction, the composition of the Company's 13-member Board of Directors will change and increase to 14 with the addition of Michael V. Prentiss, currently Chairman of the board of trustees at Prentiss, as Co-Chairman of the Board of Directors of the Company.

Subject to certain conditions, including, without limitation, applicable approval from the shareholders of both the Company and Prentiss, and the unitholders of the Operating Partnership and Prentiss Partnership, the Company expects to consummate the Mergers in the fourth quarter of 2000.

Concurrently with the announcement of the Merger Agreement, the Company announced that William L. Mack was appointed Chairman of the Board of Directors and John J. Cali was named Chairman Emeritus of the Board of Directors. Brant Cali resigned as Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company and as a member of the Board of Directors, and John R. Cali resigned as Executive Vice President, Development of the Company. John R. Cali was appointed to the Board of Directors of the Company to take the seat previously held by Brant Cali. (See Note 13).

DISPOSITIONS
On February 25, 2000, the Company sold 39.1 acres of vacant land located at the Company's Horizon Center Business Park in Hamilton Township, Mercer County, New Jersey for net proceeds, after selling costs, of approximately $4,179.

On April 17, 2000, the Company sold 95 Christopher Columbus Drive located in Jersey City, Hudson County, New Jersey for net proceeds, after selling costs, of approximately $148,222.

On April 20, 2000, the Company sold Atrium at Coulter Ridge located in Amarillo, Potter County, Texas for net proceeds, after selling costs, of approximately $1,467.

On June 9, 2000, the Company sold 412 Mt. Kemble Avenue located in Morris Township, Morris County, New Jersey for net proceeds, after selling costs, of approximately $81,981.

1999 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the year ended December 31, 1999:


-----------------------------------------------------------------------------------------------------------------------
Acquisition                                                                          # of      Rentable   Investment by
  Date   Property/Portfolio Name               Location                             Bldgs.   Square Feet    Company (c)
-----------------------------------------------------------------------------------------------------------------------
OFFICE
3/05/99  Pacifica Portfolio - Phase III (d)    Colorado Springs, El Paso County, CO    2        94,737       $  5,709
7/21/99  1201 Connecticut Avenue, NW           Washington, D.C.                        1       169,549         32,799
-----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                    3       264,286       $ 38,508
-----------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
12/21/99 McGarvey Portfolio - Phase III (b)    Moorestown, Burlington County, NJ       3        138,600      $  8,012
-----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                3        138,600      $  8,012
-----------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                 6        402,886      $ 46,520
=======================================================================================================================

SEE FOOTNOTES ON PAGE 13.

PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:


------------------------------------------------------------------------------------------------------------------
Date Placed                                                                        # of   Rentable   Investment by
  in Service  Property Name                 Location                              Bldgs. Square Feet   Company (c)
------------------------------------------------------------------------------------------------------------------
OFFICE
8/09/99  2115 Linwood Avenue                Fort Lee, Bergen County, NJ             1      68,000        $  8,147
11/01/99 795 Folsom Street (e)              San Francisco, San Francisco County, CA 1     183,445          37,337
------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                          2     251,445        $ 45,484
------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/01/99  One Center Court                   Totowa, Passaic County, NJ              1      38,961        $  2,140
9/17/99  12 Skyline Drive                   Hawthorne, Westchester County, NY       1      46,850           5,023
12/10/99 600 West Avenue (f)                Stamford, Fairfield County, CT          1      66,000           5,429
------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                     3     151,811        $ 12,592
------------------------------------------------------------------------------------------------------------------

LAND LEASE
2/01/99  Horizon Center Business Park (g)   Hamilton Township, Mercer County, NJ   N/A  27.7 acres       $  1,007
------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                          27.7 acres       $  1,007
------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                 5   403,256          $ 59,083
==================================================================================================================


(a) Transaction was funded primarily from net proceeds received in the sale or sales of rental property.
(b) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(c) Unless otherwise noted, transactions were funded by the Company with funds primarily made available through draws on the Company's credit facilities.
(d) William L. Mack, Chairman of the Board of Directors of the Company and an equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(e) On June 1, 1999, the building was acquired for redevelopment for approximately $34,282.
(f) On May 4, 1999, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford,
     Fairfield  County,  Connecticut.   The  Company  acquired  the  land  for
     approximately $2,181.
(g) On February 1, 1999, the Company entered into a ground lease agreement to lease 27.7 acres of developable land located at the Company's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

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

On March 15, 1999, the Company entered into a joint venture with SJP 106 Allen Road, L.L.C. to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The venture has commenced construction of a 132,010 square-foot office building on this site. The Company accounts for the joint venture on a consolidated basis.

On August 31, 1999, the Company acquired, from an entity whose principals include Brant Cali, a former Executive Vice President and Chief Operating Officer of the Company and a former member of the Board of Directors of the Company, and certain immediate family members of John J. Cali, Chairman Emeritus of the Board of Directors of the Company, approximately 28.1 acres of developable land adjacent to two of the Company's operating properties located in Roseland, Essex County, New Jersey for approximately $6,097. The acquisition was funded with cash and the issuance of 121,624 common units to the seller (see Note 11). The Company has commenced construction of a 220,000 square-foot office building on the acquired land.

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


4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Company performs management and leasing services for the property owned by the joint venture and recognized $75 and $75 in fees for such services in the six months ended June 30, 2000 and 1999, respectively.

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

  CONTINENTAL GRAND II
  Continental Grand II is a 237,360 square-foot office building located in El Segundo, Los Angeles County, California, which was constructed and placed in service by the venture.

  SUMMIT RIDGE
  Summit Ridge is an office complex of three one-story buildings aggregating 133,750 square feet located in San Diego, San Diego County, California, which was constructed and placed in service by the venture.

  LAVA RIDGE
  Lava Ridge is an office complex of three two-story buildings aggregating 183,200 square feet located in Roseville, Placer County, California, which was constructed and placed in service by the venture.

  PENINSULA GATEWAY
  Peninsula Gateway is a parcel of land purchased from the City of Daly City, California, upon which the venture has commenced construction of an office building and theater and retail complex aggregating 471,379 square feet.

  STADIUM GATEWAY
  Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by the venture upon which it has commenced construction of a six-story 261,554 square-foot office building.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional
0.1 percent interest in G&G Martco through the issuance of common units (see
Note 11). The Company performs management and leasing services for the property owned by the joint venture and recognized $104 and $108 in fees for such services in the six months ended June 30, 2000 and 1999, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside Financial Center office complex. The Company holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Company's Harborside property and Manhattan.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $147 and $0 in fees for such services in the six months ended June 30, 2000 and 1999, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH) On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. Subsequently, through June 30, 2000, the venture paid $16,519 ($3,304 representing the Company's share) in accordance with earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture and recognized $59 and $63 in fees for such services in the six months ended June 30, 2000 and 1999, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Company and an equity holder of the Operating Partnership, is a principal of the managing member of the venture. At June 30, 2000, the venture held approximately $338,961 face value of CMBS bonds at an aggregate cost of $147,872.

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

SOUTH PIER AT HARBORSIDE HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into an agreement with Hyatt Corporation to develop a 350-room luxury hotel on the Company's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, subject to the satisfaction of certain conditions.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2000 and December 31, 1999:


                                                                      June 30, 2000
                               ---------------------------------------------------------------------------------------
                                                                  American
                                                        G&G      Financial  Ramland     Ashford               Combined
                               Pru-Beta 3   HPMC       Martco     Exchange   Realty       Loop      ARCap       Total
----------------------------------------------------------------------------------------------------------------------
ASSETS:
  Rental property, net          $ 21,312   $101,147   $ 11,100    $ 10,918   $ 19,417   $ 34,664   $     --   $198,558
  Other assets                     2,616     13,968      2,778         134      4,110        893    274,434    298,933
----------------------------------------------------------------------------------------------------------------------
  Total assets                  $ 23,928   $115,115   $ 13,878    $ 11,052   $ 23,527   $ 35,557   $274,434   $497,491
======================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
  Mortgages and loans payable   $     --   $ 56,345   $ 50,000    $     --   $ 17,012   $     --   $136,953   $260,310
  Other liabilities                  171      6,643      1,321           1        331        533     36,989     45,989
  Partners'/members' capital      23,757     52,127    (37,443)     11,051      6,184     35,024    100,492    191,192
----------------------------------------------------------------------------------------------------------------------
  Total liabilities and
  partners'/members' capital    $ 23,928   $115,115   $ 13,878    $ 11,052   $ 23,527   $ 35,557   $274,434   $497,491
======================================================================================================================
Company's net investment
  in unconsolidated
  joint ventures                $ 16,397   $ 33,219   $  4,949    $ 11,100   $  2,655   $  7,349   $ 19,713   $ 95,382
----------------------------------------------------------------------------------------------------------------------


                                                                   December 31, 1999
                               ----------------------------------------------------------------------------------------
                                                                  American
                                                        G&G      Financial  Ramland     Ashford               Combined
                               Pru-Beta 3   HPMC       Martco     Exchange   Realty       Loop      ARCap       Total
-----------------------------------------------------------------------------------------------------------------------
ASSETS:
  Rental property, net           $ 21,817   $ 70,823   $ 13,672    $ 10,752   $ 19,549   $ 28,755   $     --   $165,368
  Other assets                      3,319      3,260      2,467         773      5,069        704    239,441    255,033
-----------------------------------------------------------------------------------------------------------------------
  Total assets                   $ 25,136   $ 74,083   $ 16,139    $ 11,525   $ 24,618   $ 29,459   $239,441   $420,401
=======================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
  Mortgages and loans payable    $     --   $ 41,274   $ 43,081    $     --   $ 17,300   $     --   $108,407   $210,062
  Other liabilities                   186      4,769      1,383           2      1,263        815     36,109     44,527
  Partners'/members' capita        24,950     28,040    (28,325)     11,523      6,055     28,644     94,925    165,812
-----------------------------------------------------------------------------------------------------------------------

  Total liabilities and
  partners'/members' capital     $ 25,136   $ 74,083   $ 16,139    $ 11,525   $ 24,618   $ 29,459   $239,441   $420,401
=======================================================================================================================

Company's net investment
  in unconsolidated
  joint ventures                 $ 17,072   $ 23,337   $  8,352    $ 11,571   $  2,697   $  6,073   $ 20,032   $ 89,134
-----------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six month periods ended June 30, 2000 and 1999:
------------------------------------------------------------------------------

                                                              Three Months Ended June 30, 2000
                              ----------------------------------------------------------------------------------------------
                                                                     American
                                                           G&G      Financial    Ramland     Ashford               Combined
                                 Pru-Beta 3   HPMC       Martco      Exchange     Realty       Loop      ARCap       Total
----------------------------------------------------------------------------------------------------------------------------
  Total revenues                $  1,234    $  2,504    $  2,569    $    254    $    969    $  1,469    $  4,606    $ 13,605
  Operating and other expenses      (401)       (813)       (793)        (51)       (273)       (641)       (721)     (3,693)
  Depreciation and amortization     (305)     (1,065)       (336)         (7)       (241)       (210)         --      (2,164)
  Interest expense                    --        (793)     (1,039)         --        (377)         --        (932)     (3,141)
----------------------------------------------------------------------------------------------------------------------------
  Net income (loss)             $    528    $   (167)   $    401    $    196    $     78    $    618    $  2,953    $  4,607
============================================================================================================================
  Company's equity in earnings
  of unconsolidated
  joint ventures                $    225    $    102    $     43    $    139    $     37    $    124    $    400    $  1,070
----------------------------------------------------------------------------------------------------------------------------


                                                                Three Months Ended June 30, 1999
                              ----------------------------------------------------------------------------------------------
                                                                     American
                                                           G&G      Financial    Ramland     Ashford               Combined
                                 Pru-Beta 3   HPMC       Martco      Exchange     Realty       Loop      ARCap       Total
----------------------------------------------------------------------------------------------------------------------------
Total revenues                  $  1,239       --       $ 2,160       $   229       --       $ 1,071    $ 2,528    $ 7,227
Operating and other expenses        (371)      --          (699)          (61)      --          (575)    (1,622)    (3,328)
Depreciation and amortization       (307)      --          (230)          (23)      --          (108)        --       (668)
Interest expense                      --       --          (738)           --       --            --       (519)    (1,257)
----------------------------------------------------------------------------------------------------------------------------
Net income                      $    561       --       $   493       $   145       --       $   388    $   387    $ 1,974
============================================================================================================================
Company's equity in earnings
of unconsolidated
joint ventures                  $    242       --       $    89       $   145       --       $    78    $   280    $   834
----------------------------------------------------------------------------------------------------------------------------


                                                                   Six Months Ended June 30, 2000
                              ------------------------------------------------------------------------------------------------
                                                                     American
                                                           G&G      Financial    Ramland     Ashford               Combined
                                 Pru-Beta 3   HPMC       Martco      Exchange     Realty       Loop      ARCap       Total
------------------------------------------------------------------------------------------------------------------------------
  Total revenues                $  2,468    $  3,560    $  5,281    $    504    $  1,947    $  2,832     $ 11,150    $ 27,742
  Operating and other expenses      (819)       (987)     (1,553)        (82)       (590)     (1,271)      (1,292)     (6,594)
  Depreciation and amortization     (611)     (1,406)       (762)        (20)       (482)       (403)          --      (3,684)
  Interest expense                    --      (1,120)     (1,914)         --        (746)       --         (1,701)     (5,481)
------------------------------------------------------------------------------------------------------------------------------
  Net income                    $  1,038    $     47    $  1,052    $    402    $    129    $  1,158     $  8,157    $ 11,983
==============================================================================================================================
  Company's equity in earnings
  of unconsolidated
  joint ventures                $    441    $    102    $    212    $    345    $     62    $    245     $    800    $  2,207
------------------------------------------------------------------------------------------------------------------------------


                                                                  Six Months Ended June 30, 1999
                              ------------------------------------------------------------------------------------------------
                                                                     American
                                                           G&G      Financial    Ramland     Ashford               Combined
                                 Pru-Beta 3   HPMC       Martco      Exchange     Realty       Loop      ARCap       Total
------------------------------------------------------------------------------------------------------------------------------
Total revenues                  $  2,470       --      $  4,150    $    417       --        $  1,988    $  2,775    $ 11,800
Operating and other expenses        (745)      --        (1,390)       (130)      --          (1,048)     (2,012)     (5,325)
Depreciation and amortization       (625)      --          (463)        (46)      --            (216)         --      (1,350)
Interest expense                      --       --        (1,448)         --       --              --        (544)     (1,992)
------------------------------------------------------------------------------------------------------------------------------
Net income                      $  1,100       --      $    849    $    241       --        $    724    $    219    $  3,133
==============================================================================================================================
Company's equity in earnings
(loss) of unconsolidated
joint ventures                  $    356       --      $   (277)   $    191       --        $    134    $    224    $    628
------------------------------------------------------------------------------------------------------------------------------

5.    DEFERRED CHARGES AND OTHER ASSETS

                                                  June 30,        December 31,
                                                    2000              1999
--------------------------------------------------------------------------------
  Deferred leasing costs                          $ 70,274          $ 62,076
  Deferred financing costs                          22,669            16,690
--------------------------------------------------------------------------------
                                                    92,943            78,766
  Accumulated amortization                         (22,002)          (20,197)
--------------------------------------------------------------------------------
  Deferred charges, net                             70,941            58,569
  Prepaid expenses and other assets                  9,176             7,867
--------------------------------------------------------------------------------

  Total deferred charges and other assets, net    $ 80,117          $ 66,436
================================================================================

6.    RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:


                                                  June 30,   December 31,
                                                   2000         1999
------------------------------------------------------------------------------
  Security deposits                               $6,377       $6,021
  Escrow and other reserve funds                     121        1,060
--------------------------------------------------------------------------------
  Total restricted cash                           $6,498       $7,081
================================================================================

7.    RENTAL PROPERTY HELD FOR SALE

As of June 30, 2000 and December 31, 1999, included in total rental property is an office property that the Company has identified as held for sale. The office property has a carrying value of $12,493 and $12,479 as of June 30, 2000 and December 31, 1999, respectively, and is located in Omaha, Douglas County, Nebraska.

Also, as of December 31, 1999, included in total rental property were two office properties that the Company had identified as held for sale. The two office properties had an aggregate carrying value of $65,304 as of December 31, 1999 and were located in Jersey City, Hudson County, New Jersey and Amarillo, Potter County, Texas. The

Hudson County, New Jersey and Potter County, Texas properties were each sold in April 2000 in two separate transactions (see Note 3).

The following is a summary of the condensed results of operations of the rental property held for sale at June 30, 2000 for the six months ended June 30, 2000 and 1999:

                                       Six Months Ended June 30,
                                        2000              1999
---------------------------------------------------------------------
Total revenues                         $ 1,931          $ 1,881
Operating and other expenses            (1,017)            (993)
Depreciation and amortization               (1)            (186)
---------------------------------------------------------------------

Net income                             $   913          $   702
=====================================================================

There can be no assurance if and when the sale of the Company's rental property in Douglas County, Nebraska will occur.


8.    SENIOR UNSECURED NOTES

On March 16, 1999, the Operating Partnership issued $600,000 face amount of senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $593,500 were used to pay down outstanding borrowings under the Unsecured Facility, as defined in Note 9, and to pay off certain mortgage loans. The senior unsecured notes were issued at a discount of approximately $2,748, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

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

A summary of the terms of the Senior Unsecured Notes outstanding as of June 30, 2000 and December 31, 1999 is as follows:


                                                       June 30,   December 31,  Effective
                                                         2000         1999      Rate (1)
-----------------------------------------------------------------------------------------
  7.18% Senior Unsecured Notes, due December 31, 2003  $185,283     $185,283     7.23%
  7.00% Senior Unsecured Notes, due March 15, 2004      299,704      299,665     7.27%
  7.25% Senior Unsecured Notes, due March 15, 2009      297,955      297,837     7.49%
-----------------------------------------------------------------------------------------

  Total Senior Unsecured Notes                         $782,942     $782,785     7.34%
=========================================================================================


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

9.    REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY
On June 22, 2000, the Company obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (6.64 percent at June 30, 2000) plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. Based upon a change in the Company's unsecured debt rating, the interest rate will be changed on a sliding scale. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

The terms of the 2000 Unsecured Facility include certain restrictions and covenants which limit, among other things the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined) for such period, subject to certain other adjustments.

The lending group for the 2000 Unsecured Facility consists of: Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; Bank of America, N.A., as documentation agent; Bank One, NA, Commerzbank Aktiengesellschaft, First Union National Bank, as senior managing agents; PNC Bank, N.A., as managing agent; Bank Austria Creditanstalt Corporate Finance, Inc., Bayerische Hypo-und Vereinsbank AG, Dresdner Bank AG, Societe Generale, Summit Bank, Wells Fargo Bank, N.A., as co-agents; and Bayerische Landesbank Girozentrale; Citizens Bank of Massachusetts; European American Bank; Chevy Chase Bank; Citicorp Real Estate, Inc.; DG Bank Deutsche Genossenschaftsbank, AG; Erste Bank; KBC Bank N.V.; SunTrust Bank; Bank Leumi USA; and Israel Discount Bank of New York.

In conjunction with obtaining the 2000 Unsecured Facility, the Company drew funds on the new facility to repay in full and terminate the Unsecured Facility.

UNSECURED FACILITY
The Company had an unsecured revolving credit facility ("Unsecured Facility") with a borrowing capacity of $1,000,000 from a group of 28 lenders. The interest rate was based on the Company's achievement of investment grade unsecured debt ratings and, at the Company's election, bore interest at either 90 basis points over LIBOR or the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. In conjunction with obtaining the 2000 Unsecured Facility, the Company repaid in full and terminated the Unsecured Facility on June 22, 2000.

PRUDENTIAL FACILITY
The Company has a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of June 29, 2001. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside Plazas II and III. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations (as defined) for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations (as defined) for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of June 30, 2000 and December 31, 1999, the Company had outstanding borrowings of $215,730 and $177,000, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $900,000 and $1,000,000, respectively). The total outstanding borrowings were from the 2000 Unsecured Facility at June 30, 2000 and from the Unsecured Facility at December 31, 1999, with no outstanding borrowings under the Prudential Facility.


10.   MORTGAGES AND LOANS PAYABLE

                                            June 30,        December 31,
                                              2000              1999
--------------------------------------------------------------------------------
Portfolio Mortgages                        $150,000          $150,000
Property Mortgages                          338,605           380,390
--------------------------------------------------------------------------------

Total mortgages and loans payable          $488,605          $530,390
================================================================================

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

PROPERTY MORTGAGES
The Company's property mortgages ("Property Mortgages") are comprised of various non-recourse loans which are collateralized by certain of the Company's rental properties. Payments on Property Mortgages are generally due in monthly installments of principal and interest, or interest only.

A summary of the Property Mortgages as of June 30, 2000 and December 31, 1999 is as follows:


                                                                                 PRINCIPAL BALANCE AT
                                                                                 --------------------
                                                                    EFFECTIVE
                                                                     INTEREST  JUNE 30,  DECEMBER 31,
PROPERTY NAME                  LENDER                                 RATE      2000        1999      MATURITY
---------------------------------------------------------------------------------------------------------------
201 Commerce Drive             Sun Life Assurance Co.                 6.240%   $  1,026    $  1,059   09/01/00
3 & 5 Terri Lane               First Union National Bank              6.220%      4,414       4,434   10/31/00
101 & 225 Executive Drive      Sun Life Assurance Co.                 6.270%      2,281       2,375   06/01/01
Mack-Cali Morris Plains        Corestates Bank                        7.510%      2,196       2,235   12/31/01
Mack-Cali Willowbrook          CIGNA                                  8.670%      9,797      10,250   10/01/03
400 Chestnut Ridge             Prudential Insurance Co.               9.440%     14,027      14,446   07/01/04
Mack-Cali Centre VI            Principal Life Insurance Co.           6.865%     35,000      35,000   04/01/05
Mack-Cali Bridgewater I        New York Life Ins. Co.                 7.000%     23,000      23,000   09/10/05
Mack-Cali Woodbridge II        New York Life Ins. Co.                 7.500%     17,500      17,500   09/10/05
Mack-Cali Short Hills          Prudential Insurance Co.               7.740%     26,238      26,604   10/01/05
500 West Putnam Avenue         New York Life Ins. Co.                 6.520%     10,448      10,784   10/10/05
Harborside - Plaza I           U.S. West Pension Trust                5.610%     52,662      51,015   01/01/06
Harborside - Plaza II and III  Northwestern Mutual Life Ins.          7.320%     97,338      98,985   01/01/06
Mack-Cali Airport              Allstate Life Insurance Co.            7.050%     10,500      10,500   04/01/07
Kemble Plaza II                Mitsubishi Tr & Bk Co.            LIBOR+0.65%       --        40,025   01/31/08
Kemble Plaza I                 Mitsubishi Tr & Bk Co.            LIBOR+0.65%     32,178      32,178   01/31/09
---------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                       $338,605    $380,390
===============================================================================================================


INTEREST RATE CONTRACTS
On May 24, 1995, the Company entered into an interest rate swap agreement with a commercial bank. The swap agreement fixed the Company's one-month LIBOR base to
6.285 percent per annum on a notional amount of $24,000. The swap agreement expired in August 1999.

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

On October 1, 1998, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement was used to fix the Index Rate on $50,000 of the Harborside-Plaza I mortgage, for which the interest rate was re-set to the three-year U.S. Treasury Note (5.82 percent) plus 110 basis points for the three years beginning November 4, 1999 (see "Property Mortgages:
Harborside-Plaza I"). The Company received $2,208 in settlement of the agreement, which is being amortized to interest expense over the three year-period.

In connection with the issuance of the $600,000 face amount of Senior Unsecured Notes in March 1999, the Company entered into and settled forward treasury rate lock agreements. These agreements were settled at a cost of approximately $517, which is being amortized to interest expense over the terms of the respective tranches.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes (Note 8), revolving credit facilities (Note 9) and mortgages and loans payable as of June 30, 2000 are as follows:

                                                          WEIGHTED AVG.
                            SCHEDULED    PRINCIPAL      INTEREST RATE OF
YEAR                      AMORTIZATION  MATURITIES   TOTAL FUTURE REPAYMENTS (A)
------------------------------------------------------------------------------
July through December 2000  $ 1,705   $    5,419   $    7,124        6.93%
2001                          3,257        4,211        7,468        7.44%
2002                          3,458           --        3,458        8.20%
2003                          3,518      407,824      411,342        7.40%
2004                          2,332      309,863      312,195        7.34%
Thereafter                      970      744,720      745,690        7.19%
--------------------------------------------------------------------------------
Totals/Weighted Average     $15,240   $1,472,037   $1,487,277        7.28%
================================================================================

(a) Assumes weighted average LIBOR at June 30, 2000 of 6.59 percent in calculating revolving credit facility and other variable rate debt interest rates.

Scheduled principal payments during the six months ended June 30, 2000 and 1999 amounted to $1,603 and $1,815, respectively.

CASH PAID FOR INTEREST & INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2000 and 1999 was $56,035 and $38,216, respectively. Interest capitalized by the Company for the six months ended June 30, 2000 and 1999 was $4,189 and $3,019, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2000, the Company's total indebtedness of $1,487,277 (weighted average interest rate of 7.28 percent) was comprised of $247,908 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.46 percent) and fixed rate debt of $1,239,369 (weighted average rate of 7.24 percent).

As of December 31, 1999, the Company's total indebtedness of $1,490,175 (weighted average interest rate of 7.27 percent) was comprised of $249,204 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.42 percent) and fixed rate debt of $1,240,971 (weighted average rate of 7.24 percent).


11.   MINORITY INTERESTS

Minority interests in the accompanying consolidated financial statements relate to (i) common units in the Operating Partnership, in addition to preferred units ("Preferred Units") and warrants to purchase common units ("Unit Warrants") issued in connection with the Company's December 1997 acquisition of 54 office properties ("Mack Properties") from the Mack Company and Patriot American Office Group ("Mack Transaction"), held by parties other than the Company, and (ii) interests in consolidated partially-owned properties for the portion of such properties not owned by the Company.

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

During 1999, 20,952 Series A Preferred Units were converted into 604,675 common units. During the six months ended June 30, 2000, 6,180 Series A Preferred Units were converted into 178,355 common units.

As of June 30, 2000, there were 223,124 Series B Preferred Units outstanding (convertible into 6,439,366 common units).

COMMON UNITS
Certain individuals and entities own common units in the Operating Partnership. A common unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership.

Common units are redeemable by the common unitholders at their option, subject to certain restrictions, on the basis of one common unit for either one share of common stock or cash equal to the fair market value of a share at the time of the redemption. The Company has the option to deliver shares of common stock in exchange for all or any portion of the cash requested. When a unitholder redeems a common unit, minority interest in the Operating Partnership is reduced and the Company's investment in the Operating Partnership is increased.

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

During 1999, an aggregate of 1,934,657 common units were redeemed for an equivalent number of shares of common stock in the Company.

During 1999, the Company also issued 275,046 common units, valued at approximately $8,141, in connection with the achievement of certain performance goals at the Mack Properties in redemption of an equivalent number of contingent common units.

During the six months ended June 30, 2000, an aggregate of 256,346 common units were redeemed for an equivalent number of shares of common stock in the Company.

As of June 30, 2000, there were 8,075,720 common units outstanding.

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

MINORITY INTEREST OWNERSHIP
As of June 30, 2000 and December 31, 1999, the minority interest common unitholders owned 12.1 percent (19.8 percent, including the effect of the conversion of Preferred Units into common units) and 12.2 percent (20.2 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

PARTIALLY-OWNED PROPERTIES
On December 28, 1999, the Company sold an interest in six office properties located in Parsippany, Morris County, New Jersey for $83,600. Amongst other things, the operating agreements provided for a preferred return to the joint venture members. On June 29, 2000 the Company acquired a 100 percent interest in these properties and the Company paid an additional $836 to the minority interest member in excess of its investment.

The Company controls these operations and has consolidated the financial position and results of operations of partially-owned properties in the financial statements of the Company. The equity interests of the other members are reflected as minority interests: partially-owned properties in the consolidated financial statements of the Company.


12.   EMPLOYEE BENEFIT PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Company for the six months ended June 30, 2000 and 1999 was $200 and $0, respectively.


13.   COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
  HARBORSIDE FINANCIAL CENTER PROPERTY
  Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Company as part of the acquisition of the property in November 1996, the Company is required to make payments in lieu of property taxes ("PILOT") on its Harborside property. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. The PILOT totaled $1,338 and $1,302 for the six months ended June 30, 2000 and 1999, respectively.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2000, are as follows:

YEAR                                                                   AMOUNT
------------------------------------------------------------------------------
July 1, 2000 to December 31, 2000                                      $   266
2001                                                                       531
2002                                                                       531
2003                                                                       531
2004                                                                       534
Thereafter                                                              22,532
------------------------------------------------------------------------------

Total                                                                  $24,925
==============================================================================

Ground lease expense incurred during the six months ended June 30, 2000 and 1999 amounted to $285 and $260, respectively.

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

On June 27, 2000, pursuant to the Cali agreement, both Brant Cali and John R. Cali resigned their positions as officers of the Company and Brant Cali resigned as director of the Company ("Cali Agreement"). As required by Brant Cali and John R. Cali's amended and restated employment agreements, under the Cali
Agreement: (i) the Company paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; and (ii) all options to acquire shares of the Company's common stock and Restricted Stock Awards (as hereinafter defined) held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Company. All costs associated with Brant Cali and John R. Cali's resignations are included in non-recurring charges for the three and six month periods ended June 30, 2000.

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

Through December 31, 1999, the Company, under the Repurchase Program, purchased for constructive retirement, 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52,558. Concurrent with these purchases, the Company sold to the Operating Partnership 1,869,200 common units for approximately $52,558. The Company did not purchase any of its outstanding common stock during the six months ended June 30, 2000.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the year ended December 31, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan. The Company did not issue any shares under the Plan during the six months ended June 30, 2000.

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

On June 27, 2000, the Company amended its shareholder rights plan to prevent the triggering of such plan as a result of the Mergers.

STOCK OPTION PLANS
In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted
under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under the Employee Plan in 1996, 1997, 1998 and 1999 become exercisable over a five-year period. All stock options granted under the Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of June 30, 2000 and December 31, 1999, the stock options outstanding had a weighted average remaining contractual life of approximately
6.8 and 7.4 years, respectively.

Information regarding the Company's stock option plans is summarized below:

                                                                   Weighted
                                                  Shares            Average
                                                   Under           Exercise
                                                  Options            Price
------------------------------------------------------------------------------
    Outstanding at January 1, 1999               3,939,982            $33.22
    Granted                                        426,400            $25.23
    Exercised                                      (47,583)           $22.31
    Lapsed or canceled                            (591,648)           $36.92
------------------------------------------------------------------------------
    Outstanding at December 31, 1999             3,727,151            $31.86
    Granted                                           --                 --
    Exercised                                      (79,910)           $20.90
    Lapsed or canceled                            (212,423)           $34.91
------------------------------------------------------------------------------
    Outstanding at June 30, 2000                 3,434,818            $31.93
==============================================================================
    Options exercisable at December 31, 1999     1,724,920            $29.78
    Options exercisable at June 30, 2000         2,246,063            $31.25
------------------------------------------------------------------------------
    Available for grant at December 31, 1999       662,878
    Available for grant at June 30, 2000           875,301
------------------------------------------------------------------------------

STOCK WARRANTS
The Company has outstanding 380,000 warrants to purchase an equal number of shares of common stock ("Stock Warrants") at $33 per share (the market price at date of grant). Such warrants are all currently exercisable and expire on January 31, 2007.

The Company also has outstanding 464,976 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant). Such warrants vest equally over a five-year period through December 31, 2001 and expire on December 12, 2007.

As of June 30, 2000 and December 31, 1999, there were a total of 844,976 and 914,976 Stock Warrants outstanding, respectively. As of June 30, 2000 and December 31, 1999 there were 688,985 and 585,989 Stock Warrants exercisable, respectively. During the six months ended June 30, 2000 and 1999, 70,000 and no Stock Warrants were canceled, respectively. No Stock Warrants have been exercised through June 30, 2000.

STOCK COMPENSATION
In July 1999, the Company entered into amended and restated employment contracts with six of its then key executive officers which provided for, among other things, compensation in the form of stock awards and associated tax obligation payments. In addition, in December 1999, the Company granted stock awards to certain other officers of the Company. In connection with the stock awards (collectively, "Restricted Stock Awards"), the executive officers and certain other officers are to receive up to a total of 211,593 shares of the Company's common stock vesting over a five-year period contingent upon the Company meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the executive officers and certain other officers were granted under the Employee Plan. Effective January 1, 2000, 31,737 shares of the Company's common stock were issued to the executive officers and certain other officers upon meeting the required objectives.

Pursuant to the Cali Agreement, an aggregate of 38,649 shares of the Company's common stock were issued to Brant Cali and John R. Cali upon vesting of their remaining Restricted Stock Awards.

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

During 1999, 3,319 deferred stock units were earned. During the six months ended June 30, 2000, 2,132 deferred stock units were earned.

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

The following information presents the Company's results for the three and six month periods ended June 30, 2000 and 1999 in accordance with FASB No.
128:

                                                                  Three Months Ended June 30,
                                                               2000                       1999
                                                      --------------------------------------------------
                                                      Basic EPS    Diluted EPS    Basic EPS  Diluted EPS
--------------------------------------------------------------------------------------------------------
Net income                                             $94,308       $ 94,308      $18,686   $  18,686
Add: Net income attributable to
          Operating Partnership - common units              --         13,019           --       2,766
     Net income attributable to
          Operating Partnership - preferred units           --          3,765           --          --
--------------------------------------------------------------------------------------------------------
Adjusted net income                                    $94,308       $111,092      $18,686    $ 21,452
========================================================================================================

Weighted average shares                                 58,545         73,284       58,510      67,486
--------------------------------------------------------------------------------------------------------
Per Share                                              $  1.61       $   1.52      $  0.32    $   0.32
========================================================================================================

                                                                  Six Months Ended June 30,
                                                               2000                      1999
                                                     ---------------------------------------------------
                                                     Basic EPS       Diluted EPS  Basic EPS  Diluted EPS
--------------------------------------------------------------------------------------------------------
Net income                                            $130,923        $130,923     $ 50,750   $50,750
Add: Net income attributable to
          Operating Partnership - common units              --          18,126           --     7,646
     Net income attributable to
          Operating Partnership - preferred units           --           7,634           --        --
--------------------------------------------------------------------------------------------------------
Adjusted net income                                   $130,923        $156,683     $ 50,750   $58,396
========================================================================================================

Weighted average shares                                 58,420          73,237       58,337    67,385
--------------------------------------------------------------------------------------------------------
Per Share                                             $   2.24        $   2.14     $   0.87   $  0.87
========================================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

                                                     Three Months            Six Months
                                                    Ended June 30,          Ended June 30,
                                                    2000      1999         2000       1999
-------------------------------------------------------------------------------------------
Basic EPS Shares:                                    58,545   58,510        58,420   58,337
   Add:  Operating Partnership - common units         8,082    8,663         8,107    8,755
         Operating Partnership - preferred units
          (after conversion to common units)          6,457       --         6,537       --
         Stock options                                  200      313           173      293
-------------------------------------------------------------------------------------------
Diluted EPS Shares:                                  73,284   67,486        73,237   67,385
===========================================================================================

Contingent Units and Restricted Stock Awards outstanding in 2000 and 1999, if any, were not included in the computation of diluted EPS as such units were anti-dilutive during each of the periods. Preferred Units outstanding in 1999 were not included in the 1999 computation of diluted EPS as such units were anti-dilutive during the periods.

Pursuant to the Repurchase Program during 1999, the Company purchased for constructive retirement 1,014,500 shares of its outstanding common stock for approximately $27,500. The Company did not purchase any of its outstanding common stock during the six months ended June 30, 2000.


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

Selected results of operations for the three and six month periods ended
June 30, 2000 and 1999 and selected asset information as of June 30, 2000 and December 31, 1999 regarding the Company's operating segment are as follows:

                                       Total       Corporate &        Total
                                      Segment       Other (e)        Company
--------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
Three months ended:
   June 30, 2000                    $  140,117      $   2,372      $  142,489  (f)
   June 30, 1999                       132,575            567         133,142  (g)
Six months ended:
   June 30, 2000                    $  280,258      $   3,020      $  283,278  (h)
   June 30, 1999                       264,344            142         264,486  (i)

TOTAL OPERATING AND INTEREST EXPENSES (b):
Three months ended:
   June 30, 2000                    $   46,079      $  27,484      $   73,563  (j)
   June 30, 1999                        44,567         28,164          72,731  (k)
Six months ended:
   June 30, 2000                    $   92,809      $  56,118      $  148,927  (l)
   June 30, 1999                        87,723         57,115         144,838  (m)

NET OPERATING INCOME (c):
Three months ended:
   June 30, 2000                    $   94,038      $ (25,112)     $   68,926  (f) (j)
   June 30, 1999                        88,008        (27,597)         60,411  (g) (k)
Six months ended:
   June 30, 2000                    $  187,449      $ (53,098)     $  134,351  (h) (l)
   June 30, 1999                       176,621        (56,973)        119,648  (i) (m)

TOTAL ASSETS:
   June 30, 2000                    $3,567,243      $  60,861      $3,628,104
   December 31, 1999                 3,576,806         52,795       3,629,601

TOTAL LONG-LIVED ASSETS (d):
   June 30, 2000                    $3,481,751      $  42,253      $3,524,004
   December 31, 1999                 3,510,285         30,318       3,540,603
--------------------------------------------------------------------------------------

(a) Total contract revenues represent all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and is classified in Corporate and Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f) Excludes $3,403 adjustments for straight-lining of rents and ($3) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,859 of adjustments for straight-lining of rents and ($26) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $5,536 of adjustments for straight-lining of rents and $54 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $7,422 of adjustments for straight-lining of rents and ($44) for the Company's share of straight line rent adjustments from unconsolidated joint ventures.
(j) Excludes $22,945 of depreciation and amortization and non-recurring charges of $9,228.
(k) Excludes $22,465 of depreciation and amortization and non-recurring charges of $16,458.
(l) Excludes $45,127 of depreciation and amortization and non-recurring charges of $9,228.
(m) Excludes $44,434 of depreciation and amortization and non-recurring charges of $16,458.

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

The following comparisons for the three and six month periods ended June 30, 2000 ("2000"), as compared to the three and six month periods ended June 30, 1999 ("1999") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at March 31, 1999 (for the three-month period comparisons), and which represents all in-service properties owned by the Company at December 31, 1998 (for the six-month period comparisons), all such properties being owned by the Company for the entirety of both periods being compared, (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Company from April 1, 1999 through June 30, 2000 (for the three-month period comparisons), and which represents all properties acquired or placed in-service by the Company from January 1, 1999 through June 30, 2000 (for the six-month period comparisons), and (iii) the effect of the "Dispositions," which represents the Company's sales of rental property during the respective periods.


      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

                                               Quarter Ended
                                                  June 30,           Dollar       Percent
(IN THOUSANDS)                               2000         1999       Change       Change
------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                $ 122,072    $ 116,499    $   5,573        4.8%
Escalations and recoveries from tenants      14,627       16,366       (1,739)     (10.6)
Parking and other                             6,128        3,061        3,067      100.2
------------------------------------------------------------------------------------------
  Sub-total                                 142,827      135,926        6,901        5.1

Equity in earnings of
  unconsolidated joint ventures               1,070          834          236       28.3
Interest income                               1,992          215        1,777      826.5
------------------------------------------------------------------------------------------
  Total revenues                            145,889      136,975        8,914        6.5
------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                            14,733       14,208          525        3.7
Utilities                                    10,014        9,829          185        1.9
Operating services                           16,822       17,429         (607)      (3.5)
------------------------------------------------------------------------------------------
  Sub-total                                  41,569       41,466          103        0.2

General and administrative                    5,159        5,568         (409)      (7.3)
Depreciation and amortization                22,945       22,465          480        2.1
Interest expense                             26,835       25,697        1,138        4.4
Non-recurring charges                         9,228       16,458       (7,230)     (43.9)
------------------------------------------------------------------------------------------
  Total expenses                            105,736      111,654       (5,918)      (5.3)
------------------------------------------------------------------------------------------

Income before gain on sales of rental
  property and minority interests            40,153       25,321       14,832       58.6
Gain on sales of rental property             73,921           --       73,921         --
------------------------------------------------------------------------------------------

Income before minority interests            114,074       25,321       88,753      350.5
MINORITY INTERESTS:
Operating Partnership                       (16,784)      (6,635)     (10,149)     153.0
Partially-owned properties                   (2,982)          --       (2,982)        --
------------------------------------------------------------------------------------------

Net income                                $  94,308    $  18,686    $  75,622      404.7%
==========================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties, Same-Store Properties and Dispositions (in thousands):

                                                                     Acquired             Same-Store
                                       Total Company                Properties            Properties             Dispositions
                                    ---------------------        ----------------     ------------------      ------------------
                                    Dollar        Percent        Dollar   Percent     Dollar     Percent      Dollar     Percent
                                    Change        Change         Change   Change      Change      Change      Change      Change
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                          $ 5,573          4.8%        $ 4,833     4.2%    $ 4,350        3.7%     $(3,610)      (3.1)%
Escalations and recoveries
  from tenants                       (1,739)       (10.6)            232     1.4        (758)      (4.6)      (1,213)      (7.4)
Parking and other                     3,067        100.2              47     1.5       3,265      106.7         (245)      (8.0)
-----------------------------------------------------------------------------------------------------------------------------------
  Totals                            $ 6,901          5.1%        $ 5,112     3.8%    $ 6,857        5.0%     $(5,068)      (3.7)%
===================================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                   $   525          3.7%        $   523     3.7%    $   453        3.2%     $  (451)      (3.2)%
Utilities                               185          1.9             243     2.5         373        3.8         (431)      (4.4)
Operating services                     (607)        (3.5)            933     5.3        (861)      (4.9)        (679)      (3.9)
-----------------------------------------------------------------------------------------------------------------------------------
  Totals                            $   103          0.2%        $ 1,699     4.1%    $   (35)      (0.1)%    $(1,561)      (3.8)%
===================================================================================================================================

OTHER DATA:
Number of Consolidated Properties       254                           11                 243                       5
Square feet (in thousands)           26,865                        1,255              25,610                   1,359

Base rents for the Same-Store Properties increased $4.4 million, or 3.7 percent, for 2000 as compared to 1999, due primarily to rental rate increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.8 million, or 4.6 percent, for 2000 over 1999, due primarily to the recovery of a decreased amount of total property expenses, as well as fewer settle-up billings during the same period in 2000. Parking and other income for the Same-Store Properties increased $3.3 million, or 106.7 percent, due primarily to increased lease termination fees in 2000.

Real estate taxes on the Same-Store Properties increased $0.5 million, or 3.2 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties increased $0.4 million, or 3.8 percent, for 2000 as compared to 1999, due primarily to increased usage in 2000. Operating services for the Same-Store Properties decreased $0.9 million, or 4.9 percent, due primarily to decreased salaries.

Equity in earnings of unconsolidated joint ventures increased $0.2 million, or
28.3 percent, in 2000 as compared to 1999. This is due primarily to increased joint venture investments made by the Company (see Note 4 to the Financial Statements).

Interest income increased $1.8 million, or 826.5 percent, for 2000 as compared to 1999, due primarily to the effect of proceeds from the Dispositions in 2000 being invested in cash and cash equivalents.

General and administrative expense decreased by $0.4 million, or 7.3 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $0.5 million, or 2.1 percent, for 2000 over 1999. Of this increase, $0.9 million or 4.0 percent, is attributable to the Acquired Properties, and $0.5 million, or 2.3 percent, due to the Same-Store Properties, partially offset by a decrease of $0.9 million, or 4.2 percent, due to the Dispositions.

Interest expense increased $1.1 million, or 4.4 percent, for 2000 as compared to 1999. This increase is due primarily to the increase in LIBOR which resulted in higher borrowing costs on floating rate debt.

Non-recurring charges of $9.2 million were incurred in 2000, as a result of the resignations of Brant Cali and John R. Cali (see Note 13 to the Financial Statements). Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 13 to the Financial Statements).

Income before gain on sales of rental property and minority interests increased to $40.2 million in 2000 from $25.3 million in 1999. The increase of approximately $14.9 million is due to the factors discussed above.

Net income increased by $75.6 million, from $18.7 million in 1999 to $94.3 million in 2000. This increase was a result of an increase in income before gain on sales of rental property and minority interests of $14.9 million, and gain on sales of rental property of $73.9 million in 2000. These were partially offset by an increase in minority interests of $13.2 million.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

                                             Six Months Ended
                                                 June 30,            Dollar      Percent
(IN THOUSANDS)                               2000        1999        Change      Change
------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                $ 243,670    $ 232,579    $  11,091        4.8%
Escalations and recoveries from tenants      31,295       31,226           69        0.2
Parking and other                             9,450        6,961        2,489       35.8
------------------------------------------------------------------------------------------
  Sub-total                                 284,415      270,766       13,649        5.0

Equity in earnings of
  unconsolidated joint ventures               2,207          628        1,579      251.4
Interest income                               2,246          470        1,776      377.9
------------------------------------------------------------------------------------------
  Total revenues                            288,868      271,864       17,004        6.3
------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                            29,437       28,051        1,386        4.9
Utilities                                    20,393       19,421          972        5.0
Operating services                           34,564       34,516           48        0.1
------------------------------------------------------------------------------------------
  Sub-total                                  84,394       81,988        2,406        2.9

General and administrative                   11,272       13,531       (2,259)     (16.7)
Depreciation and amortization                45,127       44,434          693        1.6
Interest expense                             53,261       49,319        3,942        8.0
Non-recurring charges                         9,228       16,458       (7,230)     (43.9)
------------------------------------------------------------------------------------------
  Total expenses                            203,282      205,730       (2,448)      (1.2)
------------------------------------------------------------------------------------------

Income before gain on sales
  of rental property
  and minority interests                     85,586       66,134       19,452       29.4
Gain on sales of rental property             76,169           --       76,169         --
------------------------------------------------------------------------------------------

Income before minority interests            161,755       66,134       95,621      144.6
MINORITY INTERESTS:
Operating Partnership                       (25,760)     (15,384)     (10,376)      67.4
Partially-owned properties                   (5,072)          --       (5,072)        --
------------------------------------------------------------------------------------------

Net income                                $ 130,923    $  50,750    $  80,173      158.0%
==========================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Acquired Properties, Same-Store Properties and Dispositions (in thousands):

                                                                     Acquired             Same-Store
                                       Total Company                Properties            Properties             Dispositions
                                    ---------------------        ----------------     ------------------      ------------------
                                    Dollar        Percent        Dollar   Percent     Dollar     Percent      Dollar     Percent
                                    Change        Change         Change   Change      Change      Change      Change      Change
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                          $11,091      4.8%            $ 8,576   3.8%       $ 6,612     2.8%        $(4,097)    (1.8)%
Escalations and recoveries
  from tenants                           69      0.2                 519   1.6            687     2.2          (1,137)    (3.6)
Parking and other                     2,489     35.8                  61   0.9          2,667    38.3            (239)    (3.4)
-----------------------------------------------------------------------------------------------------------------------------------
  Totals                            $13,649      5.0%            $ 9,156   3.3%       $ 9,966     3.7%        $(5,473)    (2.0)%
===================================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                   $ 1,386      4.9%            $   913   3.3%       $   941     3.3%        $  (468)    (1.7)%
Utilities                               972      5.0                 467   2.4          1,009     5.2            (504)    (2.6)
Operating services                       48      0.1               1,500   4.3           (754)   (2.2)           (698)    (2.0)
-----------------------------------------------------------------------------------------------------------------------------------
  Totals                            $ 2,406      2.9%            $ 2,880   3.5%       $ 1,196     1.4%        $(1,670)    (2.0)%
===================================================================================================================================

OTHER DATA:
Number of Consolidated Properties       254                           15                  239                       5
Square feet (in thousands)           26,865                        1,389               25,476                   1,359

Base rents for the Same-Store Properties increased $6.6 million, or 2.8 percent, for 2000 as compared to 1999, due primarily to rental rate increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties increased $0.7 million, or 2.2 percent, for 2000 over 1999, due primarily to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 2000. Parking and other income for the Same-Store Properties increased $2.7 million, or 38.3 percent, due primarily to increased lease termination fees received in 2000.

Real estate taxes on the Same-Store Properties increased $0.9 million, or 3.3 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties increased $1.0 million, or 5.2 percent, for 2000 as compared to 1999, due primarily to increased usage in 2000. Operating services for the Same-Store Properties decreased $0.8 million, or 2.2 percent, due primarily to decreased salaries.

Equity in earnings of unconsolidated joint ventures increased $1.6 million, or
251.4 percent, in 2000 as compared to 1999. This is due primarily to increased joint venture investments made by the Company (see Note 4 to the Financial Statements).

Interest income increased $1.8 million, or 377.9 percent, for 2000 as compared to 1999, due primarily to the effect of proceeds from the Dispositions in 2000 being invested in cash and cash equivalents.

General and administrative expense decreased by $2.3 million, or 16.7 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $0.7 million, or 1.6 percent, for 2000 over 1999. Of this increase, $1.6 million or 3.6 percent, is attributable to the Acquired Properties and $0.9 million, or 2.1 percent, due to the Same-Store Properties, partially offset by a decrease of $1.8 million, or 4.1 percent, due to the Dispositions.

Interest expense increased $3.9 million, or 8.0 percent, for 2000 as compared to 1999. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured notes.

Non-recurring charges of $9.2 million were incurred in 2000, as a result of the resignations of Brant Cali and John R. Cali (see Note 13 to the Financial Statements). Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 13 to the Financial Statements).

Income before gain on sales of rental property and minority interests increased to $85.6 million in 2000 from $66.1 million in 1999. The increase of approximately $19.5 million is due to the factors discussed above.

Net income increased by $80.1 million, from $50.8 million in 1999 to $130.9 million in 2000. This increase was a result of an increase in income before gain on sales of rental property and minority interests of $19.5 million and gain on sales of rental property of $76.1 million in 2000. These were partially offset by an increase in minority interests of $15.5 million.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS During the six months ended June 30, 2000, the Company generated $120.6 million in cash flows from operating activities, and together with $435.0 million in borrowings from the Company's revolving credit facilities, $235.8 million in proceeds from sales of rental property, $7.1 million in distributions received from unconsolidated joint ventures, $1.7 million in proceeds from stock options exercised and $0.6 million from restricted cash, used an aggregate of approximately $800.8 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $170.1 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $438.1 million, pay quarterly dividends and distributions of $85.0 million, invest $11.0 million in unconsolidated joint ventures, distribute $88.7 million to minority interest in partially-owned properties, pay financing costs of $6.0 million and increase the Company's cash and cash equivalents by $1.9 million.

CAPITALIZATION
In August 1998, the Board of Directors of the Company authorized a share repurchase program under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding common stock. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions. Subsequently, through December 31, 1999, the Company purchased for constructive retirement, 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million. Concurrent with these purchases, the Company sold to the Operating Partnership 1,869,200 common units for approximately $52.6 million. The Company did not purchase any of its outstanding common stock during the six months ended June 30, 2000.

As of June 30, 2000, the Company's total indebtedness of $1.5 billion (weighted average interest rate of 7.28 percent) was comprised of $247.9 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.46 percent) and fixed rate debt of $1.2 billion (weighted average rate of 7.24 percent).

As of June 30, 2000, the Company had outstanding borrowings of $215.7 million under its revolving credit facilities (with aggregate borrowing capacity of $900.0 million). The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility. The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. Based upon a change in the Company's unsecured debt rating, the interest rate will be changed on a sliding scale. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in June 2001.

The terms of the 2000 Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined) for such period, subject to certain other adjustments.

The Company has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch IBCA ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to prospective preferred stock offerings of the Company. Moody's Investors Service has assigned its Baa3 rating to the existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Company.

The terms of the Company's unsecured corporate debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

As of June 30, 2000, the Company had 225 unencumbered properties, totaling 20.4 million square feet, representing 76.0 percent of the Company's total portfolio on a square footage basis.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital and net cash provided by operating activities, along with the 2000 Unsecured Facility and the Prudential Facility. The Company is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Company's revolving credit facilities) and the issuance of additional debt or equity securities. In addition, the Company anticipates utilizing the 2000 Unsecured Facility and the Prudential Facility primarily to fund property acquisitions and construction projects.

As of June 30, 2000, the Company's total debt had a weighted average term to maturity of 5.1 years. The Company does not intend to reserve funds to retire the Company's unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2000. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $136.6 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company's 20 largest tenants for the Consolidated Properties as of June 30, 2000, based upon annualized base rents:


                                                                  Percentage of
                                                  Annualized          Company          Square    Percentage of      Year of
                                     Number of    Base Rental     Annualized Base       Feet     Total Company       Lease
                                     Properties  Revenue($)(1)    Rental Revenue(%)    Leased   Leased Sq.Ft.(%)   Expiration
-------------------------------------------------------------------------------------------------------------------------------
Donaldson, Lufkin &
  Jenrette Securities Corp.               1        8,316,096             1.8           271,953         1.1            2011
AT&T Wireless Services                    2        8,199,960             1.7           382,030         1.5            2007 (2)
AT&T Corporation                          4        8,069,341             1.7           520,496         2.0            2009 (3)
Keystone Mercy Health Plan                3        7,532,982             1.6           330,394         1.3            2015 (4)
IBM Corporation                           4        7,028,473             1.5           362,753         1.4            2007 (5)
Prentice-Hall Inc.                        1        6,744,495             1.4           474,801         1.9            2014
Allstate Insurance Company                9        5,863,006             1.2           270,154         1.1            2009 (6)
Nabisco Inc.                              3        5,694,073             1.2           310,243         1.2            2005 (7)
Toys `R' US - NJ, Inc.                    1        5,342,672             1.1           242,518         0.9            2012
American Institute of Certified
  Public Accountants                      1        4,981,357             1.1           249,768         1.0            2012
Board of Gov./Federal Reserve             1        4,694,247             1.0           117,008         0.5            2009 (8)
Dean Witter Trust Company                 1        4,319,507             0.9           221,019         0.9            2008
Winston & Strawn                          1        4,302,008             0.9           108,100         0.4            2003
CMP Media Inc.                            1        4,206,598             0.9           206,274         0.8            2014
KPMG Peat Marwick, LLP                    2        3,824,080             0.8           161,760         0.6            2007 (9)
Move.com                                  1        3,701,763             0.8            94,917         0.4            2006
Bank of Tokyo - Mitsubishi Ltd.           1        3,378,924             0.7           137,076         0.5            2009
Bankers Trust Harborside Inc.             1        3,272,500             0.7           385,000         1.5            2003
Cendant Operations Inc.                   1        3,117,051             0.7           148,431         0.6            2008
Deloitte & Touche USA, LLP                1        3,073,126             0.7           115,967         0.4            2002
-------------------------------------------------------------------------------------------------------------------------------
Totals                                           105,662,259            22.4         5,110,662        20.0
===============================================================================================================================

(1)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 24,081 square feet expire June 2007.
(3) 3,950 square feet expire August 2000; 66,268 square feet expire December 2000; 63,278 square feet expire May 2004; 387,000 square feet expire January 2009.
(4)  27,245 square feet expire January 2003; 303,149 square feet expire April
     2015.
(5) 28,289 square feet expire January 2002; 1,065 square feet expire November 2002; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(6) 22,444 square feet expire July 2001; 47,364 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 6,108 square feet expire August 2006; 70,517 square feet expire June 2007; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(7) 9,865 square feet expire September 2001; 300,378 square feet expire December 2005.
(8)  94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(9) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Company's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning July 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                 Average Annual
                                                Percentage Of                     Rent Per Net
                                  Net Rentable   Total Leased      Annualized       Rentable       Percentage Of
                                  Area Subject   Square Feet       Base Rental    Square Foot       Annual Base
                    Number Of     To Expiring   Represented By    Revenue Under   Represented       Rent Under
Year Of              Leases          Leases        Expiring          Expiring     By Expiring        Expiring
Expiration         Expiring(1)      (Sq. Ft.)    Leases(%)(2)      Leases($)(3)    Leases ($)        Leases (%)
----------------------------------------------------------------------------------------------------------------
7/1/00-12/31/00        256          1,490,198        5.8            26,192,268       17.58               5.6

2001.....              527          2,834,176       11.1            45,918,474       16.20               9.7

2002.....              536          3,585,845       14.0            62,957,243       17.56              13.3

2003.....              448          3,717,746       14.5            65,181,163       17.53              13.8

2004.....              334          2,323,366        9.1            44,334,554       19.08               9.4

2005.....              286          2,859,481       11.2            56,116,970       19.62              11.9

2006.....              105          1,412,989        5.5            29,696,175       21.02               6.3

2007.....               64          1,521,732        5.9            31,383,457       20.62               6.7

2008.....               40          1,084,117        4.2            18,254,250       16.84               3.9

2009.....               36          1,097,738        4.3            21,298,156       19.40               4.5

2010.....               61            944,524        3.7            19,212,405       20.34               4.1

2011 and thereafter     49          2,731,935       10.7            50,927,546       18.64              10.8
----------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average            2,742         25,603,847      100.0           471,472,661       18.41             100.0
================================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of June 30, 2000.
(3)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to Company's total net rentable square footage is as follows:

                                                                 SQUARE FEET        PERCENTAGE OF TOTAL
                                                                 -----------        -------------------
Square footage leased to commercial tenants                       25,603,847               95.3%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                           425,086                1.6
Square footage unleased                                              835,958                3.1
                                                                 -----------              ------
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)    26,864,891              100.0%
                                                                 ===========              ======

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning July 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                 Average Annual
                                                Percentage Of                     Rent Per Net
                                  Net Rentable   Total Leased      Annualized       Rentable       Percentage Of
                                  Area Subject   Square Feet       Base Rental    Square Foot       Annual Base
                    Number Of     To Expiring   Represented By    Revenue Under   Represented       Rent Under
Year Of              Leases          Leases        Expiring          Expiring     By Expiring        Expiring
Expiration         Expiring(1)      (Sq. Ft.)    Leases(%)(2)      Leases($)(3)    Leases ($)        Leases (%)
----------------------------------------------------------------------------------------------------------------
7/1/00-12/31/00         213         1,214,468        5.7            22,985,977       18.93             5.5

2001.....               437         2,159,752       10.2            38,977,000       18.05             9.3

2002.....               434         2,731,188       12.9            53,967,997       19.76            12.8

2003.....               375         3,121,966       14.8            59,322,147       19.00            14.1

2004.....               284         1,822,335        8.6            38,538,729       21.15             9.1

2005.....               239         2,440,656       11.5            50,947,678       20.87            12.1

2006.....                86         1,134,526        5.4            25,192,679       22.21             6.0

2007.....                56         1,386,301        6.5            29,412,223       21.22             7.0

2008.....                36           925,747        4.4            17,171,967       18.55             4.1

2009.....                26           966,678        4.6            19,469,636       20.14             4.6

2010.....                47           750,968        3.5            16,568,653       22.06             3.9

2011 and thereafter      42         2,510,911       11.9            48,363,186       19.26            11.5
----------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average             2,275        21,165,496      100.0           420,917,872       19.89           100.0
================================================================================================================

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of June 30, 2000.
(3)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning July 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                 Average Annual
                                                Percentage Of                     Rent Per Net
                                  Net Rentable   Total Leased      Annualized       Rentable       Percentage Of
                                  Area Subject   Square Feet       Base Rental    Square Foot       Annual Base
                    Number Of     To Expiring   Represented By    Revenue Under   Represented       Rent Under
Year Of              Leases          Leases        Expiring          Expiring     By Expiring        Expiring
Expiration         Expiring(1)      (Sq. Ft.)    Leases(%)(2)      Leases($)(3)    Leases ($)        Leases (%)
----------------------------------------------------------------------------------------------------------------
7/1/00-12/31/00          40           274,395        6.8             3,189,396       11.62             6.9

2001.....                87           664,977       16.5             6,849,197       10.30            14.8

2002.....               100           808,217       20.0             8,491,539       10.51            18.3

2003.....                69           497,806       12.3             5,357,898       10.76            11.5

2004.....                39           291,611        7.2             3,303,333       11.33             7.1

2005.....                44           405,671       10.0             4,987,415       12.29            10.8

2006.....                19           278,463        6.9             4,503,496       16.17             9.7

2007.....                 8           135,431        3.4             1,971,234       14.56             4.2

2008.....                 4           158,370        3.9             1,082,283        6.83             2.3

2009.....                 9           119,260        2.9             1,722,320       14.44             3.7

2010.....                14           193,556        4.8             2,643,752       13.66             5.7

2011 and thereafter       6           213,024        5.3             2,299,360       10.79             5.0
----------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               439         4,040,781      100.0            46,401,223       11.48           100.0
================================================================================================================

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of June 30, 2000.
(3)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning July 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                 Average Annual
                                                Percentage Of                     Rent Per Net
                                  Net Rentable   Total Leased      Annualized       Rentable       Percentage Of
                                  Area Subject   Square Feet       Base Rental    Square Foot       Annual Base
                    Number Of     To Expiring   Represented By    Revenue Under   Represented       Rent Under
Year Of              Leases          Leases        Expiring          Expiring     By Expiring        Expiring
Expiration         Expiring(1)      (Sq. Ft.)      Leases(%)       Leases($)(2)    Leases ($)        Leases (%)
----------------------------------------------------------------------------------------------------------------
7/1/00-12/31/00           3             1,335        0.3                16,895       12.66             0.4

2001.....                 3             9,447        2.5                92,277        9.77             2.5

2002.....                 2            46,440       12.2               497,707       10.72            13.5

2003.....                 4            97,974       25.8               501,118        5.11            13.6

2004.....                10           200,120       52.6             2,297,492       11.48            62.2

2005.....                 3            13,154        3.5               181,877       13.83             4.9

2009.....                 1            11,800        3.1               106,200        9.00             2.9
----------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                26           380,270      100.0             3,693,566        9.71           100.0
================================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of June 30, 2000.
(3)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning July 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                                 Average Annual
                                                Percentage Of                     Rent Per Net
                                  Net Rentable   Total Leased      Annualized       Rentable       Percentage Of
                                  Area Subject   Square Feet       Base Rental    Square Foot       Annual Base
                    Number Of     To Expiring   Represented By    Revenue Under   Represented       Rent Under
Year Of              Leases          Leases        Expiring          Expiring     By Expiring        Expiring
Expiration         Expiring(1)      (Sq. Ft.)      Leases(%)       Leases($)(2)    Leases ($)        Leases (%)
----------------------------------------------------------------------------------------------------------------
2004.....                 1             9,300       53.8               195,000       20.97            42.4

2012.....                 1             8,000       46.2               265,000       33.12            57.6
----------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                 2            17,300      100.0               460,000       26.59           100.0
================================================================================================================

(1)  Includes stand-alone retail property tenants only.
(2)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company's 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

                                                    Annualized         Percentage of                Percentage of
                                                    Base Rental          Company           Square   Total Company
                                                      Revenue         Annualized Base       Feet       Leased
Industry Classification (3)                          ($)(1)(2)        Rental Revenue (%)   Leased     Sq. Ft. (%)
--------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial    48,482,254             10.3          2,163,027       8.4
Manufacturing                                        45,744,817              9.7          2,766,760      10.8
Computer System Design Svcs                          34,196,330              7.2          1,814,397       7.1
Insurance Carriers & Related Activities              33,713,281              7.1          1,744,424       6.8
Telecommunications                                   32,802,016              6.9          1,929,988       7.5
Legal Services                                       27,804,546              5.9          1,264,086       4.9
Health Care & Social Assistance                      22,341,554              4.7          1,144,152       4.5
Credit Intermediation & Related Activities           21,982,908              4.7          1,282,516       5.0
Wholesale Trade                                      17,473,059              3.7          1,247,374       4.9
Accounting/Tax Prep                                  15,908,652              3.4            752,393       2.9
Other Professional                                   15,687,935              3.3            919,295       3.6
Retail Trade                                         13,942,320              3.0            833,258       3.3
Information Services                                 13,385,639              2.8            623,356       2.4
Publishing Industries                                12,555,371              2.7            563,273       2.2
Arts, Entertainment & Recreation                     11,478,864              2.4            785,759       3.1
Public Administration                                10,383,217              2.2            360,322       1.4
Other Services (except Public Administration)         8,916,277              1.9            699,883       2.7
Transportation                                        8,757,450              1.9            673,895       2.6
Advertising/Related Services                          8,270,160              1.8            399,462       1.6
Real Estate & Rental & Leasing                        7,747,291              1.6            378,753       1.5
Management/Scientific                                 7,573,469              1.6            388,954       1.5
Management of Companies & Finance                     7,076,808              1.5            372,430       1.5
Scientific Research/Development                       6,890,375              1.5            412,902       1.6
Data Processing Services                              6,062,894              1.3            277,639       1.1
Architectural/Engineering                             5,561,039              1.2            312,488       1.2
Construction                                          4,504,058              1.0            269,431       1.1
Educational Services                                  3,684,716              0.8            211,205       0.8
Utilities                                             3,567,432              0.8            170,462       0.7
Specialized Design Services                           3,408,726              0.7            161,504       0.6
Admin. & Support, Waste Mgt. & Remediation Svc        3,101,016              0.6            222,856       0.9
Other                                                 8,468,187              1.8            457,603       1.8
-------------------------------------------------------------------------------------------------------------------
Totals                                              471,472,661            100.0         25,603,847     100.0
===================================================================================================================

(1)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(3) The Company's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

The following table lists the Company's 25 largest markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

                                                    Annualized         Percentage of
                                                    Base Rental          Company                Total
                                                      Revenue         Annualized Base       Property Size       Percentage of
Market (MSA)                                         ($)(1)(2)        Rental Revenue (%)    Rentable Area     Rentable Area (%)
---------------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                   82,841,703            17.6                4,530,091           16.9
New York, NY (Westchester-Rockland Counties)         78,809,935            16.7                4,696,178           17.5
Newark, NJ (Essex-Morris-Union Counties)             71,270,588            15.1                3,444,598           12.8
Philadelphia, PA-NJ                                  37,779,413             8.0                2,657,858            9.9
Jersey City, NJ                                      37,245,542             7.9                1,886,800            7.0
Washington, DC-MD-VA                                 18,992,505             4.0                  616,549            2.3
Denver, CO                                           16,915,371             3.6                1,007,931            3.8
Dallas, TX                                           14,782,631             3.1                  959,463            3.6
Trenton, NJ (Mercer County)                          12,714,136             2.7                  672,365            2.5
Middlesex-Somerset-Hunterdon, NJ                     12,706,631             2.7                  659,041            2.5
San Antonio, TX                                      11,793,657             2.5                  940,302            3.5
San Francisco, CA                                    11,725,703             2.5                  450,891            1.7
Stamford-Norwalk, CT                                  9,054,159             1.9                  527,250            2.0
Houston, TX                                           8,888,939             1.9                  700,008            2.6
Monmouth-Ocean, NJ                                    7,176,808             1.5                  577,423            2.1
Nassau-Suffolk, NY                                    5,762,698             1.2                  261,849            1.0
Austin-San Marcos, TX                                 5,751,591             1.2                  270,703            1.0
Phoenix-Mesa, AZ                                      5,411,031             1.1                  416,967            1.5
Boulder-Longmont, CO                                  3,578,893             0.8                  270,421            1.0
Tampa-St. Petersburg-Clearwater, FL                   3,415,060             0.7                  297,429            1.1
Bridgeport, CT                                        3,104,796             0.7                  145,487            0.5
Omaha, NE-IA                                          3,096,315             0.7                  319,535            1.2
Colorado Springs, CO                                  2,837,673             0.6                  209,987            0.8
Dutchess County, NY                                   2,172,749             0.5                  118,727            0.4
Atlantic-Cape May, NJ                                 1,464,090             0.3                   80,344            0.3
Other                                                 2,180,044             0.5                  146,694            0.5
---------------------------------------------------------------------------------------------------------------------------------
Totals                                              471,472,661           100.0               26,864,891          100.0
=================================================================================================================================

(1)  Annualized base rental revenue is based on actual June 2000 billings times
     12. For leases whose rent commences after July 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

                                PROPERTY LISTING

                                OFFICE PROPERTIES


                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive.........................     1987      40,422      100.0          784          0.16             19.40
200 Decadon Drive.........................     1991      39,922       95.3          735          0.15             19.32

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Route 208 North.....................     1987     143,000       96.0        3,445          0.70             25.09
FORT LEE
One Bridge Plaza..........................     1981     200,000       99.5        4,658          0.95             23.41
2115 Linwood Avenue (4)...................     1981      68,000       88.4          687          0.14             11.43
LITTLE FERRY
200 Riser Road............................     1974     286,628      100.0        1,882          0.39              6.57
MONTVALE
95 Chestnut Ridge Road....................     1975      47,700      100.0          570          0.12             11.95
135 Chestnut Ridge Road...................     1981      66,150       92.1          971          0.20             15.94
PARAMUS
15 East Midland Avenue....................     1988     259,823      100.0        6,639          1.36             25.55
461 From Road.............................     1988     253,554       99.8        6,084          1.24             24.04
650 From Road.............................     1978     348,510      100.0        7,584          1.55             21.76
140 Ridgewood Avenue......................     1981     239,680      100.0        5,134          1.05             21.42
61 South Paramus Avenue...................     1985     269,191      100.0        5,705          1.17             21.19
ROCHELLE PARK
120 Passaic Street........................     1972      52,000      100.0          576          0.12             11.08
365 West Passaic Street...................     1976     212,578       96.5        3,620          0.74             17.65
SADDLE RIVER
1 Lake Street.............................     1973/94  474,801      100.0        7,466          1.53             15.72
UPPER SADDLE RIVER
10 Mountainview Road......................     1986     192,000      100.0        3,773          0.77             19.65
WOODCLIFF LAKE
400 Chestnut Ridge Road...................     1982      89,200      100.0        2,129          0.44             23.87
470 Chestnut Ridge Road...................     1987      52,500      100.0        1,192          0.24             22.70
530 Chestnut Ridge Road...................     1986      57,204      100.0        1,166          0.24             20.38
50 Tice Boulevard.........................     1984     235,000      100.0        4,837          0.99             20.58
300 Tice Boulevard........................     1991     230,000      100.0        4,968          1.02             21.60

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
224 Strawbridge Drive.....................     1984      74,000       95.2        1,162          0.24             16.49
228 Strawbridge Drive.....................     1984      74,000      100.0        1,434          0.29             19.38

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway..................     1980     247,476      100.0        5,770          1.18             23.32
ROSELAND
101 Eisenhower Parkway....................     1980     237,000       95.1        4,127          0.84             18.31
103 Eisenhower Parkway....................     1985     151,545       99.8        3,154          0.65             20.85

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive (7).........     1989         n/a        n/a       10,266          2.10               n/a
Harborside Financial Center Plaza I.......     1983     400,000       99.0        3,305          0.68              8.35
Harborside Financial Center Plaza II......     1990     761,200      100.0       17,721          3.63             23.28
Harborside Financial Center Plaza III.....     1990     725,600      100.0       17,027          3.48             23.47

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
PRINCETON
400 Alexander Road (6)....................     1987         n/a        n/a          466          0.10               n/a
103 Carnegie Center.......................     1984      96,000      100.0        2,237          0.46             23.30
100 Overlook Center.......................     1988     149,600       99.8        3,738          0.76             25.04
5 Vaughn Drive............................     1987      98,500      100.0        2,271          0.46             23.06

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road.......................     1977      40,000      100.0          373          0.08              9.33
PLAINSBORO
500 College Road East.....................     1984     158,235      100.0        3,404          0.70             21.51
SOUTH BRUNSWICK
3 Independence Way........................     1983     111,300       99.9        2,101          0.43             18.90
WOODBRIDGE
581 Main Street...........................     1991     200,000      100.0        4,574          0.94             22.87

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66.............................     1989     180,000      100.0        2,413          0.49             13.41
WALL TOWNSHIP
1305 Campus Parkway.......................     1988      23,350       92.4          423          0.09             19.61
1350 Campus Parkway.......................     1990      79,747       99.9        1,329          0.27             16.68

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Turnpike.....................     1987     168,144      100.0        4,022          0.82             23.92
MORRIS PLAINS
201 Littleton Road........................     1979      88,369      100.0        1,771          0.36             20.04
250 Johnson Road..........................     1977      75,000      100.0        1,090          0.22             14.53
MORRIS TOWNSHIP
340 Mt. Kemble Avenue.....................     1985     387,000      100.0        5,529          1.13             14.29
412 Mt. Kemble Avenue (7).................     1986         n/a        n/a        6,481          1.33               n/a
PARSIPPANY
7 Campus Drive............................     1982     154,395      100.0        2,551          0.52             16.52
8 Campus Drive ...........................     1987     215,265      100.0        5,235          1.07             24.32
2 Dryden Way..............................     1990       6,216      100.0           68          0.01             10.94
4 Gatehall Drive (4)......................     1988     248,480       98.2        5,856          1.20             24.00
2 Hilton Court............................     1991     181,592      100.0        4,556          0.93             25.09
600 Parsippany Road.......................     1978      96,000      100.0        1,347          0.28             14.03
1 Sylvan Way..............................     1989     150,557      100.0        3,513          0.72             23.33
5 Sylvan Way..............................     1989     151,383       96.8        3,542          0.72             24.17
7 Sylvan Way..............................     1987     145,983      100.0        2,920          0.60             20.00

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue........................     1983      75,000       63.1          939          0.19             19.84
TOTOWA
999 Riverview Drive.......................     1988      56,066      100.0          930          0.19             16.59
WAYNE
201 Willowbrook Boulevard.................     1970     178,329       99.0        2,426          0.50             13.74

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road.........................     1986      49,000      100.0          743          0.15             15.16
233 Mt. Airy Road.........................     1987      66,000      100.0          762          0.16             11.55
BRIDGEWATER
721 Route 202/206.........................     1989     192,741      100.0        3,974          0.81             20.62

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue.........................     1985     182,555      100.0        4,548          0.93             24.91
CRANFORD
6 Commerce Drive..........................     1973      56,000       85.5        1,048          0.21             21.89
11 Commerce Drive.........................     1981      90,000       90.8        1,053          0.22             12.89
12 Commerce Drive.........................     1967      72,260       89.4          613          0.13              9.49
20 Commerce Drive.........................     1990     176,600      100.0        3,819          0.78             21.63
65 Jackson Drive..........................     1984      82,778      100.0        1,591          0.33             19.22
NEW PROVIDENCE
890 Mountain Road.........................     1977      80,000      100.0        2,051          0.42             25.64

--------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                              11,091,129       99.0      234,878         48.07             21.40
--------------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive......................     1987     118,727       98.3        2,144          0.44             18.37

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road.......................     1980      55,575      100.0        1,515          0.31             27.26
600 Community Drive.......................     1983     206,274      100.0        4,860          0.99             23.56

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard.......................     1988     180,000       99.0        3,579          0.73             20.08

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road.......................     1975      60,000      100.0          939          0.19             15.65
101 Executive Boulevard...................     1971      50,000       79.5          802          0.16             20.18
555 Taxter Road (4).......................     1986     170,554      100.0        4,017          0.82             23.55
565 Taxter Road (4).......................     1988     170,554       78.7        3,294          0.67             24.54
570 Taxter Road...........................     1972      75,000       86.2        1,431          0.29             22.13
HAWTHORNE
30 Saw Mill River Road....................     1982     248,400      100.0        5,221          1.07             21.02
1 Skyline Drive...........................     1980      20,400       99.0          249          0.05             12.33
2 Skyline Drive...........................     1987      30,000       98.9          510          0.10             17.19
17 Skyline Drive..........................     1989      85,000      100.0        1,237          0.25             14.55
7 Skyline Drive...........................     1987     109,000      100.0        2,176          0.45             19.96
TARRYTOWN
200 White Plains Road.....................     1982      89,000       88.1        1,805          0.37             23.02
220 White Plains Road.....................     1984      89,000       99.4        1,896          0.39             21.43
WHITE PLAINS
1 Barker Avenue...........................     1975      68,000       96.6        1,600          0.33             24.36
3 Barker Avenue...........................     1983      65,300       93.3        1,257          0.26             20.63
50 Main Street............................     1985     309,000       98.8        7,682          1.57             25.16
11 Martine Avenue.........................     1987     180,000      100.0        4,376          0.90             24.31
1 Water Street............................     1979      45,700       99.8          994          0.20             21.79

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
YONKERS
1 Executive Boulevard.....................     1982     112,000      100.0        2,453          0.50             21.90
3 Executive Plaza.........................     1987      58,000      100.0        1,258          0.26             21.69

--------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                                 2,595,484       96.8       55,295         11.30             22.01
--------------------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive......................     1989      60,696       93.0        1,455          0.30             25.78
1055 Westlakes Drive......................     1990     118,487      100.0        2,298          0.47             19.39
1205 Westlakes Drive......................     1988     130,265       99.8        2,861          0.59             22.01
1235 Westlakes Drive......................     1986     134,902       99.7        3,062          0.63             22.77

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive.........................     1986      95,000      100.0          853          0.17              8.98
200 Stevens Drive.........................     1987     208,000      100.0        3,785          0.77             18.20
300 Stevens Drive.........................     1992      68,000      100.0        1,140          0.23             16.76
MEDIA
1400 Providence Road - Center I...........     1986     100,000       81.3        1,812          0.37             22.29
1400 Providence Road - Center II..........     1990     160,000       83.5        3,086          0.63             23.10

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue.......................     1990     100,700      100.0        1,815          0.37             18.02
PLYMOUTH MEETING
1150 Plymouth Meeting Mall................     1970     167,748       84.8        2,975          0.61             20.91
Five Sentry Parkway East..................     1984      91,600      100.0        1,498          0.31             16.35
Five Sentry Parkway West..................     1984      38,400      100.0          664          0.14             17.29

--------------------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                             1,473,798       94.9       27,304          5.59             19.53
--------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam...........................     1973     121,250       98.3        2,779          0.57             23.32
NORWALK
40 Richards Avenue........................     1985     145,487       97.7        2,841          0.58             19.99
SHELTON
1000 Bridgeport Avenue....................     1986     133,000       89.5        2,316          0.47             19.46

--------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                                399,737       95.2        7,936          1.62             20.86
--------------------------------------------------------------------------------------------------------------------------------

DISTRICT OF COLUMBIA
WASHINGTON
1201 Connecticut Avenue, NW (4)...........     1940     169,549       96.6        4,643          0.95             28.35
1400 L Street, NW.........................     1987     159,000      100.0        5,868          1.20             36.91
1709 New York Avenue, NW..................     1972     166,000      100.0        6,893          1.41             41.52

--------------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE                       494,549       98.8       17,404          3.56             35.61
--------------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place.....................     1989     122,000       91.3        2,335          0.48             20.96

--------------------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                                   122,000       91.3        2,335          0.48             20.96
--------------------------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive...................     1986     248,700       92.4        4,451          0.91             19.37
1777 N.E. Loop 410........................     1986     256,137       92.8        3,573          0.73             15.03
84 N.E. Loop 410..........................     1971     187,312       87.9        2,477          0.51             15.04
111 Soledad...............................     1918     248,153       93.0        2,452          0.50             10.62

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place........................     1986      97,889       97.2        1,472          0.30             15.47

DALLAS COUNTY,TEXAS
DALLAS
3030 LBJ Freeway..........................     1984     367,018       96.1        6,347          1.30             18.00
3100 Monticello...........................     1984     173,837       94.9        2,763          0.57             16.75
8214 Westchester..........................     1983      95,509       79.2        1,301          0.27             17.20
IRVING
2300 Valley View..........................     1985     142,634       85.4        2,204          0.45             18.09
RICHARDSON
1122 Alma Road............................     1977      82,576      100.0          607          0.12              7.35

HARRIS COUNTY, TEXAS
HOUSTON
14511 Falling Creek.......................     1982      70,999       98.8          853          0.17             12.16
5225 Katy Freeway.........................     1983     112,213      100.0        1,429          0.29             12.73
5300 Memorial.............................     1982     155,099      100.0        2,297          0.47             14.81
1717 St. James Place......................     1975     109,574       94.0        1,345          0.28             13.06
1770 St. James Place......................     1973     103,689       90.4        1,374          0.28             14.66
10497 Town & Country Way..................     1981     148,434       81.1        1,904          0.39             15.82

POTTER COUNTY, TEXAS
AMARILLO
6900 IH - 40 West (7).....................     1986         n/a        n/a          458          0.09              n./a

TARRANT COUNTY, TEXAS
EULESS
150 West Parkway..........................     1984      74,429       95.9        1,032          0.21             14.46

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy. South..........     1985     270,703       98.8        5,571          1.14             20.83

--------------------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                                    2,944,905       93.4       43,910          8.98             15.97
--------------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard................     1991     181,596      100.0        1,614          0.33              8.89
PHOENIX
19640 North 31st Street...................     1990     124,171      100.0        1,198          0.25              9.65
20002 North 19th Avenue (6)...............     1986         n/a        n/a          307          0.06               n/a
SCOTTSDALE
9060 E. Via Linda Boulevard...............     1984     111,200      100.0        2,407          0.49             21.65

--------------------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                                    416,967      100.0        5,526          1.13             13.25
--------------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street................     1997     108,240      100.0        2,911          0.60             26.89
DENVER
400 South Colorado Boulevard..............     1983     125,415       97.2        2,066          0.42             16.95
ENGLEWOOD
9359 East Nichols Avenue..................     1997      72,610      100.0          903          0.18             12.44
5350 South Roslyn Street..................     1982      63,754       96.2        1,058          0.22             17.25

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court................     1997      37,574      100.0          539          0.11             14.35
303 South Technology Court-A..............     1997      34,454      100.0          421          0.09             12.22
303 South Technology Court-B..............     1997      40,416      100.0          421          0.09             10.42
LOUISVILLE
1172 Century Drive........................     1996      49,566      100.0          562          0.11             11.34
248 Centennial Parkway....................     1996      39,266      100.0          563          0.12             14.34
285 Century Place.........................     1997      69,145      100.0        1,117          0.23             16.15

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite.......................     1974     133,743      100.0        1,289          0.26              9.64

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South.................     1985      51,523      100.0          813          0.17             15.78
400 Inverness Drive.......................     1997     111,608       99.9        2,756          0.56             24.72
67 Inverness Drive East...................     1996      54,280      100.0          662          0.14             12.20
5975 South Quebec Street..................     1996     102,877       99.8        2,380          0.49             23.18
PARKER
9777 Pyramid Court........................     1995     120,281      100.0        1,323          0.27             11.00

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer.............................     1998      47,368      100.0          570          0.12             12.03
1975 Research Parkway.....................     1997     115,250      100.0        1,679          0.34             14.57
2375 Telstar Drive........................     1998      47,369      100.0          570          0.12             12.03

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)


                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard.......................     1985      63,600       98.9        1,099          0.22             17.47

--------------------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                                 1,488,339       99.5       23,702          4.86             16.00
--------------------------------------------------------------------------------------------------------------------------------

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (4).....................     1977     183,445      100.0        4,701          0.96             25.63
760 Market Street.........................     1908     267,446       95.1        7,877          1.61             30.97

--------------------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                                 450,891       97.1       12,578          2.57             28.73
--------------------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard.....................     1982     297,429       88.8        3,786          0.77             14.33

--------------------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                                    297,429       88.8        3,786          0.77             14.33
--------------------------------------------------------------------------------------------------------------------------------


POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway......................     1988      72,265      100.0        1,120          0.23             15.50

--------------------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                                        72,265      100.0        1,120          0.23             15.50
--------------------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street.....................     1894     319,535       94.3        3,310          0.68             10.98

--------------------------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                                   319,535       94.3        3,310          0.68             10.98
--------------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE PROPERTIES                              22,167,028       97.4      439,084         89.84             20.34
================================================================================================================================

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES


                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane..............................     1991      64,500       61.4          399          0.08             10.07
5 Terri Lane..............................     1992      74,555       62.2          413          0.08              8.91
MOORESTOWN
2 Commerce Drive (4)......................     1986      49,000      100.0          364          0.07              7.43
101 Commerce Drive........................     1988      64,700      100.0          336          0.07              5.19
102 Commerce Drive (4)....................     1987      38,400       87.5          182          0.04              5.42
201 Commerce Drive........................     1986      38,400      100.0          196          0.04              5.10
202 Commerce Drive (4)....................     1988      51,200      100.0          269          0.06              5.26
1 Executive Drive.........................     1989      20,570       91.2          107          0.02              5.70
2 Executive Drive (4).....................     1988      60,800      100.0          473          0.10              5.42
101 Executive Drive.......................     1990      29,355       45.8          125          0.03              9.30
102 Executive Drive.......................     1990      64,000       90.0          422          0.09              7.33
225 Executive Drive.......................     1990      50,600      100.0          320          0.07              6.32
97 Foster Road............................     1982      43,200      100.0          187          0.04              4.33
1507 Lancer Drive.........................     1995      32,700      100.0          139          0.03              4.25
1510 Lancer Drive.........................     1998      88,000      100.0          370          0.08              4.20
1256 North Church.........................     1984      63,495       49.9          319          0.07             10.07
840 North Lenola..........................     1995      38,300      100.0          272          0.06              7.10
844 North Lenola..........................     1995      28,670      100.0          213          0.04              7.43
30 Twosome Drive..........................     1997      39,675      100.0          223          0.05              5.62
40 Twosome Drive..........................     1996      40,265       63.1          196          0.04              7.71
50 Twosome Drive..........................     1997      34,075      100.0          269          0.06              7.89
WEST DEPTFORD
1451 Metropolitan Drive...................     1996      21,600      100.0          149          0.03              6.90

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive.........................     1989      13,275        0.0           13          0.00              0.00
200 Horizon Drive.........................     1991      45,770      100.0          446          0.09              9.74
300 Horizon Drive.........................     1989      69,780       73.8          826          0.17             16.04
500 Horizon Drive.........................     1990      41,205       57.8          313          0.06             13.14

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1325 Campus Parkway.......................     1988      35,000      100.0          261          0.05              7.46
1340 Campus Parkway.......................     1992      72,502       94.6          793          0.16             11.56
1345 Campus Parkway.......................     1995      76,300      100.0          707          0.14              9.27
1433 Highway 34...........................     1985      69,020       79.1          445          0.09              8.15
1320 Wyckoff Avenue.......................     1986      20,336      100.0           47          0.01              2.31
1324 Wyckoff Avenue.......................     1987      21,168      100.0          188          0.04              8.88

PASSAIC COUNTY, NEW JERSEY
TOTOWA
1 Center Court............................     1999      38,961       37.8          144          0.03              9.78
2 Center Court............................     1998      30,600       99.3          349          0.07             11.49
11 Commerce Way...........................     1989      47,025      100.0          476          0.10             10.12
20 Commerce Way...........................     1992      42,540      100.0          412          0.08              9.69
29 Commerce Way...........................     1990      48,930      100.0          482          0.10              9.85
40 Commerce Way...........................     1987      50,576      100.0          560          0.11             11.07
45 Commerce Way...........................     1992      51,207      100.0          483          0.10              9.43
60 Commerce Way...........................     1988      50,333       84.3          348          0.07              8.20
80 Commerce Way...........................     1996      22,500      100.0          286          0.06             12.71

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)


                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
100 Commerce Way..........................     1996      24,600      100.0          285          0.06             11.59
120 Commerce Way..........................     1994       9,024      100.0           92          0.02             10.20
140 Commerce Way..........................     1994      26,881       99.5          278          0.06             10.39

--------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX                           1,943,593      88.2       14,177          2.92              8.27
--------------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road........................     1974      31,800      100.0          334          0.07             10.50
75 Clearbrook Road........................     1990      32,720      100.0          816          0.17             24.94
150 Clearbrook Road.......................     1975      74,900      100.0        1,049          0.21             14.01
175 Clearbrook Road.......................     1973      98,900       98.5        1,441          0.29             14.79
200 Clearbrook Road.......................     1974      94,000       99.8        1,184          0.24             12.62
250 Clearbrook Road.......................     1973     155,000       94.5        1,277          0.26              8.72
50 Executive Boulevard....................     1969      45,200       97.2          384          0.08              8.74
77 Executive Boulevard....................     1977      13,000      100.0          166          0.03             12.77
85 Executive Boulevard....................     1968      31,000       99.4          407          0.08             13.21
300 Executive Boulevard...................     1970      60,000       99.7          581          0.12              9.71
350 Executive Boulevard...................     1970      15,400       98.8          243          0.05             15.97
399 Executive Boulevard...................     1962      80,000      100.0          967          0.20             12.09
400 Executive Boulevard...................     1970      42,200      100.0          618          0.13             14.64
500 Executive Boulevard...................     1970      41,600      100.0          574          0.12             13.80
525 Executive Boulevard...................     1972      61,700      100.0          837          0.17             13.57
1 Westchester Plaza.......................     1967      25,000      100.0          294          0.06             11.76
2 Westchester Plaza.......................     1968      25,000      100.0          447          0.09             17.88
3 Westchester Plaza.......................     1969      93,500       98.5        1,117          0.23             12.13
4 Westchester Plaza.......................     1969      44,700       99.8          629          0.13             14.10
5 Westchester Plaza.......................     1969      20,000      100.0          291          0.06             14.55
6 Westchester Plaza.......................     1968      20,000      100.0          301          0.06             15.05
7 Westchester Plaza.......................     1972      46,200      100.0          650          0.13             14.07
8 Westchester Plaza.......................     1971      67,200      100.0          866          0.18             12.89
HAWTHORNE
200 Saw Mill River Road...................     1965      51,100       88.8          623          0.13             13.73
4 Skyline Drive...........................     1987      80,600      100.0        1,246          0.25             15.46
8 Skyline Drive...........................     1985      50,000       98.9          797          0.16             16.12
10 Skyline Drive..........................     1985      20,000      100.0          283          0.06             14.15
11 Skyline Drive..........................     1989      45,000      100.0          683          0.14             15.18
12 Skyline Drive (4)......................     1999      46,850      100.0          733          0.15             15.65
15 Skyline Drive..........................     1989      55,000      100.0          972          0.20             17.67
YONKERS
100 Corporate Boulevard...................     1987      78,000       98.2        1,269          0.26             16.57
200 Corporate Boulevard South.............     1990      84,000       99.8        1,383          0.28             16.50
4 Executive Plaza.........................     1986      80,000       99.9        1,033          0.21             12.93
6 Executive Plaza.........................     1987      80,000      100.0        1,025          0.21             12.81
1 Odell Plaza.............................     1980     106,000      100.0        1,309          0.27             12.35
5 Odell Plaza.............................     1983      38,400       99.6          504          0.10             13.18
7 Odell Plaza.............................     1984      42,600       99.6          665          0.14             15.67

--------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                            2,076,570       99.0       27,998          5.72             13.63
--------------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)


                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue...........................     1986      88,000       96.8        1,431          0.29             16.80
500 West Avenue...........................     1988      25,000      100.0          361          0.07             14.44
550 West Avenue...........................     1990      54,000      100.0          779          0.16             14.43
600 West Avenue (4).......................     1999      66,000      100.0          623          0.13              9.43
650 West Avenue...........................     1998      40,000      100.0          632          0.13             15.80

--------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX                           273,000       99.0        3,826          0.78             14.16
--------------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE/FLEX PROPERTIES                          4,293,163       94.1       46,001          9.42             11.39
================================================================================================================================

                                PROPERTY LISTING

                         INDUSTRIAL/WAREHOUSE PROPERTIES


                                                                                             PERCENTAGE OF
                                                                   PERCENTAGE                TOTAL OFFICE,
                                                         NET         LEASED      ANNUAL      OFFICE/FLEX,        AVERAGE
                                                       RENTABLE      AS OF        BASE      AND INDUSTRIAL/     BASE RENT
PROPERTY                                      YEAR       AREA       6/30/00       RENT         WAREHOUSE       PER SQ. FT.
LOCATION                                      BUILT    (SQ. FT.)     (%)(1)    ($000'S)(2)    BASE RENT(%)      ($)(3)(5)
--------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane..........................     1957       6,600      100.0           57          0.01              8.64
2 Warehouse Lane..........................     1957      10,900      100.0          113          0.02             10.37
3 Warehouse Lane..........................     1957      77,200      100.0          290          0.06              3.76
4 Warehouse Lane..........................     1957     195,500       97.4        1,938          0.40             10.18
5 Warehouse Lane..........................     1957      75,100       97.1          725          0.15              9.94
6 Warehouse Lane..........................     1982      22,100      100.0          514          0.10             23.26

--------------------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES                   387,400       98.1        3,637          0.74              9.57
--------------------------------------------------------------------------------------------------------------------------------


  TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                                         26,847,591       96.9      488,722        100.00             18.79
================================================================================================================================



(1)  Based on all leases in effect as of June 30, 2000.
(2) Total base rent for 12 months ended June 30, 2000, determined in accordance with GAAP. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For those properties acquired or placed in service during the 12 months ended June 30, 2000, amounts are annualized, as per Note 4.
(3) Base rent for the 12 months ended June 30, 2000 divided by net rentable square feet leased at June 30, 2000. For those properties acquired or placed in service during 12 months ended June 30, 2000, amounts are annualized, as per Note 4.
(4) As this property was acquired or placed in service during the 12 months ended June 30, 2000, the amounts represented for base rent are annualized. These annualized amounts may not be indicative of the property's results had the Company owned or placed such property in service for the entire 12 months ended June 30, 2000.
(5)  Excludes office space leased by the Company.
(6)  The property was sold by the Company in 1999.
(7)  The property was sold by the Company in 2000.

-------------------------------

FUNDS FROM OPERATIONS

The Company considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. Funds from operations is defined as net income (loss) before minority interest of unitholders, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges.

Funds from operations for the three and six month periods ended June 30, 2000 and 1999 as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):

                                                                Three Months               Six Months
                                                               Ended June 30,             Ended June 30,
                                                             2000         1999          2000         1999
------------------------------------------------------------------------------------------------------------
Income before gain on sales of rental property
   and minority interests                                  $  40,153    $  25,321    $  85,586    $  66,134
Add: Real estate-related depreciation and
        amortization (1)                                      23,434       22,769       46,152       45,720
     Gain on sale of land                                         --           --        2,248
     Non-recurring charges                                     9,228       16,458        9,228       16,458
Deduct: Rental income adjustment for
        straight-lining of rents (2)                          (3,400)      (3,833)      (5,590)      (7,378)
     Minority interests:
        partially-owned properties                            (2,982)          --       (5,072)          --
------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment
     for straight-lining of rents
     and non-recurring charges                             $  66,433    $  60,715    $ 132,552    $ 120,934
Deduct: Distributions to preferred unitholders                (3,765)      (3,869)      (7,634)      (7,738)
------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for
     straight-lining of rents and non-recurring charges,
     after distributions to preferred unitholders          $  62,668    $  56,846    $ 124,918    $ 113,196
============================================================================================================
Cash flows provided by operating activities                                          $ 120,576    $ 110,008
Cash flows provided by (used in)
 investing activities                                                                $  62,329    $ (90,548)
Cash flows used in financing activities                                              $(181,041)   $ (13,750)
------------------------------------------------------------------------------------------------------------
Basic weighted average shares/units
   outstanding (3)                                            66,627       67,173       66,527       67,092
------------------------------------------------------------------------------------------------------------
Diluted weighted average shares/units
   outstanding (3)                                            73,284       74,104       73,237       74,040
------------------------------------------------------------------------------------------------------------


(1) Includes the Company's share from unconsolidated joint ventures of $686 and $509 for the three months ended June 30, 2000 and 1999, respectively, and $1,420 and $1,610 for the six months ended June 30, 2000 and 1999, respectively.
(2) Includes the Company's share from unconsolidated joint ventures of ($3) and ($26) for the three months ended June 30, 2000 and 1999, respectively, and $54 and ($44) for the six months ended June 30, 2000 and 1999, respectively.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:

                                            Three Months       Six Months
                                           Ended June 30,    Ended June 30,
                                           2000     1999     2000     1999
------------------------------------------------------------------------------
Basic weighted average shares:            58,545   58,510   58,420   58,337
Add: Weighted average common units         8,082    8,663    8,107    8,755
------------------------------------------------------------------------------
Basic weighted average shares/units:      66,627   67,173   66,527   67,092
Add: Weighted average preferred units      6,457    6,618    6,537    6,655
     (after conversion to common units)
Stock options                                200      313      173      293
------------------------------------------------------------------------------

Diluted weighted average shares/units:    73,284   74,104   73,237   74,040
==============================================================================


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.2 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2000 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

JUNE 30, 2000

LONG-TERM
DEBT, INCLUDING      7/1/00-                                                                                                FAIR
CURRENT PORTION     12/31/00         2001          2002         2003           2004       THEREAFTER         TOTAL          VALUE
---------------     --------         ----          ----         ----           ----       ----------         -----          -----
Fixed Rate......   $    7,124    $    7,468    $    3,458    $  195,612    $   312,195    $   713,512    $   1,239,369    $1,184,442
Average Interest
   Rate.........        6.93%         7.44%         8.20%         7.30%          7.34%          7.19%            7.24%

Variable Rate...                                             $  215,730                   $    32,178    $     247,908    $  247,908

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

                     PART II - OTHER INFORMATION (CONTINUED)

                                ITEM 6 - EXHIBITS


(a)   Exhibits

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

      EXHIBIT
      NUMBER      EXHIBIT TITLE


       2.1 Agreement and Plan of Merger, dated as of June 27, 2000, among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Prentiss Properties Trust and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 2.1 to the Company's Form 8-K dated June 27, 2000).

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

       4.2 Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement, dated as of June 27, 2000, by and among Mack-Cali Realty Corporation and Equiserve Trust Company, N.A. (filed as
                  Exhibit 4.1 to the Company's Form 8-K dated June 27, 2000).

       4.3 Indenture dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Company's Form 8-K dated March 16, 1999 and incorporated herein by reference).

       EXHIBIT
       NUMBER     EXHIBIT TITLE

       4.4 Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K dated March 16, 1999 and incorporated herein by reference).

       4.5 Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

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

       *27        Financial Data Schedule

(b)   Reports on Form 8-K

      During the second quarter of 2000, the Company filed a report on Form 8-K dated June 8, 2000, reporting under Item 5 that the Board of Directors of the Company, upon the unanimous recommendation of the Audit Committee of the Board of Directors of the Company, approved and adopted the Mack-Cali Realty Corporation Audit Committee Charter.



--------------
*filed herewith

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



                                          MACK-CALI REALTY CORPORATION
                                          (Registrant)

Date:  August 9, 2000                     /s/ Mitchell E. Hersh
                                          ----------------------------
                                          Mitchell E. Hersh
                                          Chief Executive Officer


Date:  August 9, 2000                     /s/ Barry Lefkowitz
                                          ----------------------------
                                          Barry Lefkowitz
                                          Executive Vice President &
                                          Chief Financial Officer