Form 10-Q
period 2000-09-30
MACK CALI REALTY CORP
filed 2000-11-07
CIK 924901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
Commission file number 1-13274    --------------    -----------------

                          Mack-Cali Realty Corporation
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                             22-3305147
---------------------------------                  ---------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2000, there were 58,146,348 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I  FINANCIAL INFORMATION                                            PAGE
        Item 1.  Financial Statements:

                 Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999 .................................  4

                 Consolidated Statements of Operations for the
                  three and nine month periods ended September 30, 2000
                  and 1999 ..............................................  5

                 Consolidated Statement of Changes in Stockholders'
                  Equity for the nine months ended September 30, 2000 ...  6

                 Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2000 and 1999 ..............  7

                 Notes to Consolidated Financial Statements .............  8

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................... 33

        Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk ........................................... 61

PART II OTHER INFORMATION AND SIGNATURES

        Item 1.  Legal Proceedings ...................................... 62

        Item 2.  Changes in Securities and Use of Proceeds .............. 62

        Item 3.  Defaults Upon Senior Securities ........................ 62

        Item 4.  Submission of Matters to a Vote of Security Holders .... 62

        Item 5.  Other Information ...................................... 62

        Item 6.  Exhibits ............................................... 63

                 Signatures ............................................. 66

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

        The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

===============================================================================================

                                                                  September 30,
                                                                      2000         December 31,
                                                                   (UNAUDITED)        1999
-----------------------------------------------------------------------------------------------
Rental property
     Land and leasehold interests                                 $   562,104      $   549,096
     Buildings and improvements                                     3,008,135        3,014,532
     Tenant improvements                                               97,466           85,057
     Furniture, fixtures and equipment                                  6,208            6,160
-----------------------------------------------------------------------------------------------
                                                                    3,673,913        3,654,845
Less - accumulated depreciation and amortization                     (288,976)        (256,629)
-----------------------------------------------------------------------------------------------
     Total rental property                                          3,384,937        3,398,216
Cash and cash equivalents                                              10,590            8,671
Investments in unconsolidated joint ventures                           95,440           89,134
Unbilled rents receivable                                              47,120           53,253
Deferred charges and other assets, net                                 93,858           66,436
Restricted cash                                                         6,447            7,081
Accounts receivable, net of allowance for doubtful accounts
     of $532 and $672                                                   7,770            6,810
-----------------------------------------------------------------------------------------------

Total assets                                                      $ 3,646,162      $ 3,629,601
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Senior unsecured notes                                            $   783,021      $   782,785
Revolving credit facilities                                           264,483          177,000
Mortgages and loans payable                                           486,823          530,390
Dividends and distributions payable                                    44,610           42,499
Accounts payable and accrued expenses                                  74,461           63,394
Rents received in advance and security deposits                        33,327           36,150
Accrued interest payable                                                6,505           16,626
-----------------------------------------------------------------------------------------------
     Total liabilities                                              1,693,230        1,648,844
-----------------------------------------------------------------------------------------------

MINORITY INTERESTS:
Operating Partnership                                                 451,239          455,275
Partially-owned properties                                              1,925           83,600
-----------------------------------------------------------------------------------------------
     Total minority interests                                         453,164          538,875
-----------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                  --               --
Common stock, $0.01 par value, 190,000,000 shares authorized,
     58,698,648 and 58,446,552 shares outstanding                         587              584
Additional paid-in capital                                          1,559,302        1,549,888
Dividends in excess of net earnings                                   (56,792)        (103,902)
Unamortized stock compensation                                         (3,329)          (4,688)
-----------------------------------------------------------------------------------------------
     Total stockholders' equity                                     1,499,768        1,441,882
-----------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                        $ 3,646,162      $ 3,629,601
==============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
========================================================================================================

                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
REVENUES                                                  2000         1999         2000          1999
--------------------------------------------------------------------------------------------------------
Base rents                                              $123,600     $118,086     $367,270     $350,665
Escalations and recoveries from tenants                   13,763       14,829       45,058       46,055
Parking and other                                          3,534        5,112       12,984       12,073
Equity in earnings of unconsolidated joint ventures        2,194          834        4,401        1,462
Interest income                                              291          159        2,537          629
--------------------------------------------------------------------------------------------------------
     Total revenues                                      143,382      139,020      432,250      410,884
--------------------------------------------------------------------------------------------------------

EXPENSES
--------------------------------------------------------------------------------------------------------
Real estate taxes                                         15,732       14,849       45,169       42,900
Utilities                                                 11,604       11,634       31,997       31,055
Operating services                                        16,855       16,464       51,419       50,980
General and administrative                                 5,461        5,691       16,733       19,222
Depreciation and amortization                             23,320       22,967       68,447       67,401
Interest expense                                          25,862       26,474       79,123       75,793
Non-recurring charges                                     27,911           --       37,139       16,458
--------------------------------------------------------------------------------------------------------
     Total expenses                                      126,745       98,079      330,027      303,809
--------------------------------------------------------------------------------------------------------
Income before gain on sales of
     rental property and minority interests               16,637       40,941      102,223      107,075
Gain on sales of rental property                          10,036           --       86,205           --
--------------------------------------------------------------------------------------------------------
Income before minority interests                          26,673       40,941      188,428      107,075
MINORITY INTERESTS:
Operating Partnership                                      6,661        8,421       32,421       23,805
Partially-owned properties                                    --           --        5,072           --
--------------------------------------------------------------------------------------------------------

Net income                                              $ 20,012     $ 32,520     $150,935     $ 83,270
========================================================================================================

Basic earnings per share                                $   0.34     $   0.55     $   2.58     $   1.42

Diluted earnings per share                              $   0.34     $   0.55     $   2.50     $   1.42
--------------------------------------------------------------------------------------------------------

Dividends declared per common share                     $   0.61     $   0.58     $   1.77     $   1.68
--------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                 58,711       58,679       58,518       58,452

Diluted weighted average shares outstanding               66,914       67,113       73,276       67,294
--------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS) (UNAUDITED)
==================================================================================================================================

                                                                      Additional    Dividends in      Unamortized      Total
                                                  Common Stock         Paid-In       Excess of           Stock      Stockholders'
                                              Shares      Par Value    Capital      Net Earnings      Compensation     Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                    58,447        $584     $1,549,888     $(103,902)         $(4,688)      $1,441,882
     Net income                                   --          --             --       150,935               --          150,935
     Dividends                                    --          --             --      (103,825)              --         (103,825)
     Redemption of common units
       for shares of common stock                340           3         10,625            --               --           10,628
     Proceeds from stock options
       exercised                                 104           1          2,154            --               --            2,155
     Deferred compensation plan for
       directors                                  --          --             82            --               --               82
     Amortization of stock compensation           --          --             --            --            1,501            1,501
     Adjustment to fair value of restricted
       stock                                      --          --            370            --             (273)              97
     Cancellation of Restricted Stock Awards      (5)         --           (131)           --              131               --
     Repurchase of common stock                 (187)         (1)        (5,236)           --               --           (5,237)
     Stock options charge                         --          --          1,550            --               --            1,550
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2000                 58,699        $587     $1,559,302      $ (56,792)        $(3,329)      $1,499,768
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
===============================================================================================================

                                                                                Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                2000            1999
---------------------------------------------------------------------------------------------------------------
Net income                                                                      $ 150,935      $  83,270
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                 68,447         67,401
     Amortization of stock compensation                                             1,598            389
     Amortization of deferred financing costs and debt discount                     2,857          2,413
     Stock options charge                                                           1,550             --
     Equity in earnings of unconsolidated joint ventures                           (4,401)        (1,462)
     Gain on sales of rental property                                             (86,205)            --
     Minority interests                                                            37,493         23,805
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                                         (9,056)       (10,318)
     Increase in deferred charges and other assets, net                           (33,840)       (17,682)
     Increase in accounts receivable, net                                            (960)        (1,400)
     Increase in accounts payable and accrued expenses                             11,067         13,106
     (Decrease) increase in rents received in advance and security deposits        (1,131)         1,858
     (Decrease) increase in accrued interest payable                              (10,121)           992
---------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                    $ 128,233      $ 162,372
===============================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------------------------
Additions to rental property                                                    $(224,797)     $(143,198)
Investments in unconsolidated joint ventures                                      (12,687)       (39,626)
Distributions from unconsolidated joint ventures                                   10,782         12,008
Proceeds from sales of rental property                                            281,225             --
Decrease (increase) in restricted cash                                                634           (158)
---------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                          $  55,157      $(170,974)
===============================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
---------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                            $      --      $ 782,535
Proceeds from revolving credit facilities                                         551,618        303,256
Proceeds from mortgages and loans payable                                              --         45,500
Repayments of revolving credit facilities                                        (464,135)      (724,900)
Repayments of mortgages and loans payable                                         (43,567)      (249,308)
Distributions to minority interest in partially-owned properties                  (88,672)            --
Repurchase of common stock                                                         (5,237)       (25,000)
Payment of financing costs                                                         (6,090)        (7,039)
Proceeds from stock options exercised                                               2,155          1,032
Proceeds from dividend reinvestment and stock purchase plan                            --             32
Payment of dividends and distributions                                           (127,543)      (122,247)
---------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                          $(181,471)     $   3,861
===============================================================================================================

Net increase (decrease) in cash and cash equivalents                            $   1,919      $  (4,741)
Cash and cash equivalents, beginning of period                                  $   8,671      $   5,809
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                        $  10,590      $   1,068
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

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company") is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of September 30, 2000, the Company owned or had interests in 268 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.5 million square feet, and are comprised of 164 office buildings and 91 office/flex buildings totaling approximately 28.1 million square feet (which includes eight office buildings and four office/flex buildings aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 12 states, primarily in the Northeast, plus the District of Columbia.

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


2.    SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $127,729 and $98,438 as of September 30, 2000 and December 31, 1999, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                Leasehold interests                         Remaining lease term
                ----------------------------------------------------------------
                Buildings and improvements                         5 to 40 years
                ----------------------------------------------------------------
                Tenant improvements                   The shorter of the term of
                                                the related lease or useful life
                ----------------------------------------------------------------
                Furniture, fixtures and equipment                  5 to 10 years
                ----------------------------------------------------------------

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

                When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. See Note 7.

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

DEFERRED
FINANCING
COSTS Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,055 and $895 for the three months ended September 30, 2000 and 1999, respectively, and $2,857 and $2,413 for the nine months ended September 30, 2000 and 1999, respectively.

DEFERRED
LEASING COSTS   Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation which is capitalized and amortized, approximated
                $794 and $690 for the three months ended September 30, 2000 and 1999, respectively, and $2,383 and $2,091 for the nine months ended September 30, 2000 and 1999, respectively.

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

INCOME AND
OTHER TAXES     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended
                (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that the Company satisfies certain organizational and operational requirements including the requirement to distribute at least 95 percent of its REIT taxable income to its shareholders.
                Commencing with its taxable year beginning January 1, 2001, as a result of recent amendments to the Code, the Company will be required to distribute at least 90 percent of its REIT taxable income. In addition, the Company may elect to create one or more taxable REIT subsidiaries to perform additional services for tenants or to engage in related business and, if created, such subsidiaries, would be subject to corporate federal income tax.
                If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

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

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The dividends and distributions payable at September 30, 2000 represents dividends payable to shareholders of record as of October 4, 2000 (58,700,348 shares), distributions payable to minority interest common unitholders (7,991,963 common units) on that same date and preferred distributions payable to preferred unitholders (223,124 preferred units) for the third quarter 2000. The third quarter 2000 dividends and common unit distributions of $0.61 per share and per common unit, as well as the third quarter preferred unit distribution of $17.6046 per preferred unit, were approved by the Board of Directors on September 25, 2000 and paid on October 23, 2000.

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

RECLASSIFI-
CATIONS Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.


3.    ACQUISITIONS, DISPOSITIONS AND OTHER TRANSACTIONS

2000 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the nine months ended September 30, 2000:


----------------------------------------------------------------------------------------------------------------------
Acquisition                                                                            # of    Rentable   Investment by
  Date       Property/Portfolio Name           Location                               Bldgs.  Square Feet  Company (a)
----------------------------------------------------------------------------------------------------------------------
OFFICE
5/23/00      555 & 565 Taxter Road             Elmsford, Westchester County, NY          2       341,108    $ 42,980
6/14/00      Four Gatehall Drive               Parsippany, Morris County, NJ             1       248,480      42,381
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                      3       589,588    $ 85,361
----------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/24/00      Two Executive Drive (b)           Moorestown, Burlington County, NJ         1        60,800    $  4,007
7/14/00      915 North Lenola Road (b)         Moorestown, Burlington County, NJ         1        52,488       2,542
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                  2       113,288    $  6,549
----------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                   5       702,876    $ 91,910
======================================================================================================================

PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties through the completion of development during the nine months ended September 30, 2000:


----------------------------------------------------------------------------------------------------------------------
Date Placed                                                                            # of    Rentable   Investment by
 in Service  Property Name                     Location                               Bldgs.  Square Feet  Company (c)
----------------------------------------------------------------------------------------------------------------------
OFFICE
9/01/00      Harborside Plaza 4-A              Jersey City, Hudson County, NJ            1       207,670    $ 53,782
9/15/00      Liberty Corner Corp. Center       Bernards Township, Somerset County, NJ    1       132,010      16,387
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                               2       339,680    $ 70,169
----------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                      2       339,680    $ 70,169
======================================================================================================================

SEE FOOTNOTES ON PAGE 13.

LAND TRANSACTIONS
On January 13, 2000, the Company acquired approximately 12.7 acres of developable land located at the Company's Airport Business Center, Lester, Delaware County, Pennsylvania. The land was acquired for approximately $2,069.

On August 24, 2000, the Company entered into a joint venture with SJP Properties Company ("SJP Properties") to form Morris V Realty L.L.C. and Morris VI Realty L.L.C., which acquired approximately 47.5 acres of developable land located adjacent to the Company's Morris County Financial Center, Parsippany, Morris County, New Jersey. The land was acquired for approximately $16,193. The Company accounts for the joint venture on a consolidated basis.

OTHER TRANSACTIONS
On September 21, 2000, the Company and Prentiss Properties Trust, a Maryland REIT ("Prentiss"), mutually agreed to terminate the agreement and plan of merger ("Merger Agreement") dated as of June 27, 2000 among the Company, the Operating Partnership, Prentiss and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"). In connection with such termination, the Company deposited $25,000 into escrow for the benefit of Prentiss and Prentiss Partnership. All costs associated with the termination of the Merger Agreement are included in non-recurring charges for the three and nine month periods ended September 30, 2000.

The Company and Prentiss also announced that they had simultaneously consummated a purchase and sale transaction whereby the Company sold to Prentiss its 270,000 square-foot Cielo Center property located in Austin, Travis County, Texas (see "2000 Transactions - Dispositions").

On June 27, 2000, the Company announced that William L. Mack was appointed Chairman of the Board of Directors and John J. Cali was named Chairman Emeritus of the Board of Directors. Brant Cali resigned as Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company and as a member of the Board of Directors, and John R. Cali resigned as Executive Vice President, Development of the Company. John R. Cali was appointed to the Board of Directors of the Company to take the seat previously held by Brant Cali. (See Note 13).

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

On September 21, 2000, the Company sold Cielo Center located in Austin, Travis County, Texas for net proceeds, after selling costs, of approximately $45,785.

1999 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the year ended December 31, 1999:


----------------------------------------------------------------------------------------------------------------------
Acquisition                                                                            # of    Rentable   Investment by
  Date       Property/Portfolio Name           Location                               Bldgs.  Square Feet  Company (c)
----------------------------------------------------------------------------------------------------------------------
OFFICE
3/05/99      Pacifica Portfolio - Phase III(d) Colorado Springs, El Paso County, CO      2        94,737    $  5,709
7/21/99      1201 Connecticut Avenue, NW       Washington, D.C.                          1       169,549      32,799
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                      3       264,286    $ 38,508
----------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
12/21/99     McGarvey Portfolio - Phase III(b) Moorestown, Burlington County, NJ         3       138,600    $  8,012
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                  3       138,600    $  8,012
----------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                   6       402,886    $ 46,520
======================================================================================================================


PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:


----------------------------------------------------------------------------------------------------------------------
Date Placed                                                                            # of    Rentable   Investment by
in Service   Property Name                     Location                               Bldgs.  Square Feet  Company (c)
----------------------------------------------------------------------------------------------------------------------
OFFICE
8/09/99      2115 Linwood Avenue               Fort Lee, Bergen County, NJ               1        68,000    $  8,147
11/01/99     795 Folsom Street (e)             San Francisco, San Francisco County, CA   1       183,445      37,337
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                               2       251,445    $ 45,484
----------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/01/99      One Center Court                  Totowa, Passaic County, NJ                1        38,961    $  2,140
9/17/99      12 Skyline Drive                  Hawthorne, Westchester County, NY         1        46,850       5,023
12/10/99     600 West Avenue(f)                Stamford, Fairfield County, CT            1        66,000       5,429
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                          3       151,811    $ 12,592
----------------------------------------------------------------------------------------------------------------------

LAND LEASE
2/01/99      Horizon Center Business Park(g)   Hamilton Township, Mercer County, NJ    N/A    27.7 acres    $  1,007
----------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                27.7 acres    $  1,007
----------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                      5       403,256    $ 59,083
======================================================================================================================


(a) Transactions were funded primarily from net proceeds received in the sale or sales of rental property.
(b) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(c) Unless otherwise noted, transactions were funded by the Company with funds primarily made available through draws on the Company's credit facilities.
(d) William L. Mack, Chairman of the Board of Directors of the Company and an equity holder of the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(e) On June 1, 1999, the building was acquired for redevelopment for approximately $34,282.
(f) On May 4, 1999, the Company acquired, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively, approximately 2.5 acres of vacant land in the Stamford Executive Park, located in Stamford, Fairfield County, Connecticut. The Company acquired the land for approximately $2,181.
(g) On February 1, 1999, the Company entered into a ground lease agreement to lease 27.7 acres of developable land located at the Company's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

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

On March 15, 1999, the Company entered into a joint venture with SJP 106 Allen Road, L.L.C. to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The joint venture subsequently completed construction and placed in service a 132,010 square-foot office building on this site (see "2000 Transactions Properties Placed in Service"). The Company accounts for the joint venture on a consolidated basis.

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

In August 1999, the Company entered into an agreement with SJP Properties which provides a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned or controlled, respectively, by the Company and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Subsequent to obtaining the requisite approvals, upon mutual consent, the Company and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement.

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


4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Company performs management and leasing services for the property owned by the joint venture and recognized $112 and $112 in fees for such services in the nine months ended September 30, 2000 and 1999, respectively.

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

  STADIUM GATEWAY
  Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by the venture upon which it has commenced construction of a nine-story 261,554 square-foot office building.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional
0.1 percent interest in G&G Martco through the issuance of common units (see
Note 11). The Company performs management and leasing services for the property owned by the joint venture and recognized $157 and $176 in fees for such services in the nine months ended September 30, 2000 and 1999, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside Financial Center office complex. The Company holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Company's Harborside property and Manhattan. In October 2000, the Company announced plans to construct a 575,000 square-foot office building and terminate the parking agreement on certain of the land owned by the venture. The total costs of the project are estimated to be approximately $130,000. The project, which is currently 52 percent pre-leased, is anticipated to be completed in early 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $170 and $7 in fees for such services in the nine months ended September 30, 2000 and 1999, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. Subsequently, through September 30, 2000, the venture paid $16,519 ($3,304 representing the Company's share) in accordance with earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture and recognized $89 and $96 in fees for such services in the nine months ended September 30, 2000 and 1999, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Company and an equity holder of the Operating Partnership, is a principal of the managing member of the venture. At September 30, 2000, the venture held approximately $423,499 face value of CMBS bonds at an aggregate cost of $199,618.

SOUTH PIER AT HARBORSIDE HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into an agreement with Hyatt Corporation to develop a 350-room luxury hotel on the Company's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2000 and December 31, 1999:


                                                                  SEPTEMBER 30, 2000
                                 -----------------------------------------------------------------------------------------------
                                                                      AMERICAN
                                                            G&G       FINANCIAL      RAMLAND     ASHFORD               COMBINED
                                 PRU-BETA 3     HPMC       MARTCO     EXCHANGE        REALTY      LOOP      ARCAP       TOTAL
--------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net           $ 21,059    $119,789    $ 10,890     $ 11,530    $ 19,169    $ 35,013    $     --    $217,450
   Other assets                      2,921      13,872       2,660          114       4,136         678     404,197     428,578
--------------------------------------------------------------------------------------------------------------------------------
   Total assets                   $ 23,980    $133,661    $ 13,550     $ 11,644    $ 23,305    $ 35,691    $404,197    $646,028
================================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable    $     --    $ 65,347    $ 50,000     $     --    $ 16,839    $     --    $211,955    $344,141
   Other liabilities                   255       9,976       1,379          386         238         678      67,477      80,389
   Partners'/members' capital       23,725      58,338     (37,829)      11,258       6,228      35,013     124,765     221,498
--------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital     $ 23,980    $133,661    $ 13,550     $ 11,644    $ 23,305    $ 35,691    $404,197    $646,028
================================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                 $ 16,342    $ 33,500    $  4,399     $ 11,307    $  2,682    $  7,347    $ 19,863    $ 95,440
--------------------------------------------------------------------------------------------------------------------------------


                                                                   DECEMBER 31, 1999
                                 -----------------------------------------------------------------------------------------------
                                                                      AMERICAN
                                                            G&G       FINANCIAL     RAMLAND      ASHFORD             COMBINED
                                 PRU-BETA 3     HPMC       MARTCO     EXCHANGE      REALTY        LOOP      ARCAP      TOTAL
-------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net           $ 21,817    $ 72,148    $ 11,552     $ 10,695    $ 19,549    $ 31,476    $     --    $167,237
   Other assets                      3,319       6,427       2,571          773       5,069         768     239,441     258,368
-------------------------------------------------------------------------------------------------------------------------------
   Total assets                   $ 25,136    $ 78,575    $ 14,123     $ 11,468    $ 24,618    $ 32,244    $239,441    $425,605
===============================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable    $     --    $ 41,274    $ 43,081     $     --    $ 17,300    $     --    $108,407    $210,062
   Other liabilities                   186       7,254       1,383            2       1,263       3,536      36,109      49,733
   Partners'/members' capital       24,950      30,047     (30,341)      11,466       6,055      28,708      94,925     165,810
--------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital     $ 25,136    $ 78,575    $ 14,123     $ 11,468    $ 24,618    $ 32,244    $239,441    $425,605
-------------------------------------------------------------------------------------------------------------------------------
Company's net investment
   in unconsolidated
   joint ventures                 $ 17,072    $ 23,337    $  8,352     $ 11,571    $  2,697    $  6,073    $ 20,032    $ 89,134
--------------------------------------------------------------------------------------------------------------------------------


The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine month periods ended September 30, 2000 and 1999:


                                                              THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 -----------------------------------------------------------------------------------------------
                                                                        AMERICAN
                                                              G&G       FINANCIAL     RAMLAND     ASHFORD              COMBINED
                                 PRU-BETA 3      HPMC        MARTCO     EXCHANGE      REALTY       LOOP        ARCAP     TOTAL
--------------------------------------------------------------------------------------------------------------------------------
   Total revenues                $  1,253     $  2,631     $  2,783    $    275    $    983    $  1,436     $  5,357   $ 14,718
   Operating and other expenses      (391)         (78)        (890)        (41)       (280)       (658)        (876)    (3,214)
   Depreciation and amortization     (307)        (747)        (384)        (27)       (252)       (211)         (70)    (1,998)
   Interest expense                    --         (979)      (1,075)         --        (407)         --       (2,780)    (5,241)
--------------------------------------------------------------------------------------------------------------------------------
   Net income                    $    555     $    827     $    434    $    207    $     44    $    567     $  1,631   $  4,265
================================================================================================================================
   Company's equity in earnings
   of unconsolidated
   joint ventures                $    239     $    627     $    286    $    207    $     22    $    113     $    700   $  2,194
--------------------------------------------------------------------------------------------------------------------------------


                                                            THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  ----------------------------------------------------------------------------------------------
                                                                      AMERICAN
                                                          G&G         FINANCIAL     RAMLAND       ASHFORD              COMBINED
                                  PRU-BETA 3    HPMC     MARTCO       EXCHANGE      REALTY         LOOP      ARCAP       TOTAL
--------------------------------------------------------------------------------------------------------------------------------

   Total revenues                   $ 1,227      --     $ 2,422      $   250      $   580      $   971     $ 3,223      $ 8,673
   Operating and other expenses        (389)     --        (814)         (33)        (103)        (597)     (1,201)      (3,137)
   Depreciation and amortization       (304)     --        (233)         (24)        (178)        (163)         --         (902)
   Interest expense                      --      --        (813)          --           --           --      (1,014)      (1,827)
--------------------------------------------------------------------------------------------------------------------------------
   Net income                       $   534      --     $   562      $   193      $   299      $   211     $ 1,008      $ 2,807
================================================================================================================================
   Company's equity in earnings
   of unconsolidated
   joint ventures                   $   228      --     $   124      $   193      $   150      $    42     $    97      $   834
--------------------------------------------------------------------------------------------------------------------------------


                                                            NINE MONTHS ENDED SEPTEMBER 30, 2000
                               -----------------------------------------------------------------------------------------------------
                                                                       AMERICAN
                                                             G&G       FINANCIAL      RAMLAND      ASHFORD                COMBINED
                               PRU-BETA 3       HPMC        MARTCO      EXCHANGE       REALTY        LOOP        ARCAP     TOTAL
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                $  3,721     $  6,191     $  8,064     $    779     $  2,930     $  4,268     $ 16,507    $ 42,460
   Operating and other expenses    (1,210)      (1,087)      (2,443)        (123)        (870)      (1,929)      (2,168)     (9,830)
   Depreciation and amortization     (918)      (2,155)      (1,146)         (47)        (734)        (614)         (70)     (5,684)
   Interest expense                    --       (2,220)      (2,989)          --       (1,153)          --       (4,481)    (10,843)
------------------------------------------------------------------------------------------------------------------------------------
   Net income                    $  1,593     $    729     $  1,486     $    609     $    173     $  1,725     $  9,788    $ 16,103
====================================================================================================================================
   Company's equity in earnings
   of unconsolidated
   joint ventures                $    680     $    729     $    498     $    552     $     84     $    358     $  1,500    $  4,401
------------------------------------------------------------------------------------------------------------------------------------


                                                            NINE MONTHS ENDED SEPTEMBER 30, 1999
                               -----------------------------------------------------------------------------------------------------
                                                                   AMERICAN
                                                        G&G        FINANCIAL       RAMLAND       ASHFORD                   COMBINED
                               PRU-BETA 3     HPMC     MARTCO      EXCHANGE        REALTY         LOOP        ARCAP          TOTAL
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                $  3,697      --     $  6,572      $    667      $    580      $  2,959      $  5,998     $ 20,473
   Operating and other expenses    (1,134)     --       (2,204)         (163)         (103)       (1,645)       (3,213)      (8,462)
   Depreciation and amortization     (929)     --         (696)          (70)         (178)         (379)           --       (2,252)
   Interest expense                    --      --       (2,261)           --            --            --        (1,558)      (3,819)
------------------------------------------------------------------------------------------------------------------------------------
   Net income                    $  1,634      --     $  1,411      $    434      $    299      $    935      $  1,227     $  5,940
====================================================================================================================================
   Company's equity in earnings
   of unconsolidated
   joint ventures                $    584      --     $   (153)     $    384      $    150      $    176      $    321     $  1,462
------------------------------------------------------------------------------------------------------------------------------------


5.    DEFERRED CHARGES AND OTHER ASSETS


                                               SEPTEMBER 30,  DECEMBER 31,
                                                   2000           1999
--------------------------------------------------------------------------
  Deferred leasing costs                         $ 75,559      $ 62,076
  Deferred financing costs                         22,781        16,690
--------------------------------------------------------------------------
                                                   98,340        78,766
  Accumulated amortization                        (24,937)      (20,197)
--------------------------------------------------------------------------
  Deferred charges, net                            73,403        58,569
  Prepaid expenses and other assets                20,455         7,867
--------------------------------------------------------------------------

  Total deferred charges and other assets, net   $ 93,858      $ 66,436
==========================================================================


6.    RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:


                                               SEPTEMBER 30,  DECEMBER 31,
                                                   2000           1999
--------------------------------------------------------------------------
  Security deposits                              $ 6,372        $ 6,021
  Escrow and other reserve funds                      75          1,060
--------------------------------------------------------------------------

  Total restricted cash                          $ 6,447        $ 7,081
==========================================================================

7.    RENTAL PROPERTY HELD FOR SALE

As of September 30, 2000, included in total rental property are 11 office properties that the Company has identified as held for sale. These properties have an aggregate carrying value of $119,564 and $119,743 as of September 30, 2000 and December 31, 1999, respectively, and are all located in Omaha, Douglas County, Nebraska; San Antonio, Bexar County, Texas or Houston, Harris County, Texas.

As of December 31, 1999, included in total rental property were three office properties that the Company had identified as held for sale. The three office properties have an aggregate carrying value of $77,783 as of December 31, 1999 and are all located in Omaha, Douglas County, Nebraska; Jersey City, Hudson County, New Jersey or Amarillo, Potter County, Texas. The office properties located in Jersey City, Hudson County, New Jersey and Amarillo, Potter County, Texas were sold in April 2000 in two separate transactions (see Note 3).

The following is a summary of the condensed results of operations of the rental properties held for sale at September 30, 2000 for the nine months ended September 30, 2000 and 1999:


                                               NINE MONTHS
                                           ENDED SEPTEMBER 30,
                                           2000            1999
--------------------------------------------------------------------
Total revenues                         $ 22,563           $ 20,743
Operating and other expenses            (11,384)           (10,489)
Depreciation and amortization            (2,370)            (2,313)
--------------------------------------------------------------------

Net income                             $  8,809           $  7,941
====================================================================

There can be no assurance if and when sales of the Company's rental properties held for sale will occur.


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

A summary of the terms of the Senior Unsecured Notes outstanding as of September 30, 2000 and December 31, 1999 is as follows:


                                                                     SEPTEMBER 30,     DECEMBER 31,     EFFECTIVE
                                                                          2000             1999         RATE (1)
------------------------------------------------------------------------------------------------------------------------
   7.18% Senior Unsecured Notes, due December 31, 2003                  $185,283         $185,283        7.23%
   7.00% Senior Unsecured Notes, due March 15, 2004                      299,724          299,665        7.27%
   7.25% Senior Unsecured Notes, due March 15, 2009                      298,014          297,837        7.49%
------------------------------------------------------------------------------------------------------------------------

   Total Senior Unsecured Notes                                         $783,021         $782,785        7.34%
========================================================================================================================

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


9.    REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY
On June 22, 2000, the Company obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (6.62 percent at September 30, 2000) plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. In the event of a change in the Company's unsecured debt rating, the interest rate will be changed on a sliding scale. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

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

The lending group for the 2000 Unsecured Facility consists of: Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; Bank of America, N.A., as documentation agent; Bank One, NA, Commerzbank Aktiengesellschaft and First Union National Bank, as senior managing agents; PNC Bank, N.A., as managing agent; Bank Austria Creditanstalt Corporate Finance, Inc., Bayerische Hypo-und Vereinsbank AG, Dresdner Bank AG, Societe Generale, Summit Bank and Wells Fargo Bank, N.A., as co-agents; and Bayerische Landesbank Girozentrale; Citizens Bank of Massachusetts; European American Bank; Chevy Chase Bank; Citicorp Real Estate, Inc.; DG Bank Deutsche Genossenschaftsbank, AG; Erste Bank; KBC Bank N.V.; SunTrust Bank; Bank Leumi USA and Israel Discount Bank of New York.

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

PRUDENTIAL FACILITY
The Company has a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of June 29, 2001. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside Plazas 2 and 3. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations (as defined) for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations (as defined) for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership.

SUMMARY
As of September 30, 2000 and December 31, 1999, the Company had outstanding borrowings of $264,483 and $177,000, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $900,000 and $1,100,000, respectively). The total outstanding borrowings were from the 2000 Unsecured Facility at September 30, 2000 and from the Unsecured Facility at December 31, 1999, with no outstanding borrowings under the Prudential Facility.


10.   MORTGAGES AND LOANS PAYABLE


                                          SEPTEMBER 30,     DECEMBER 31,
                                              2000              1999
--------------------------------------------------------------------------------
Portfolio Mortgages                        $150,000          $150,000
Property Mortgages                          336,823           380,390
--------------------------------------------------------------------------------

Total mortgages and loans payable          $486,823          $530,390
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

A summary of the Property Mortgages as of September 30, 2000 and December 31, 1999 is as follows:

                                                                  EFFECTIVE    PRINCIPAL BALANCE AT
                                                                   INTEREST  SEPTEMBER 30, DECEMBER 31,
PROPERTY NAME                    LENDER                              RATE       2000          1999       MATURITY
-----------------------------------------------------------------------------------------------------------------
201 Commerce Drive               Sun Life Assurance Co.              6.240%    $    --      $ 1,059      09/01/00
3 & 5 Terri Lane                 First Union National Bank           6.220%      4,404        4,434      10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.              6.270%      2,246        2,375      06/01/01
Mack-Cali Morris Plains          Corestates Bank                     7.510%      2,186        2,235      12/31/01
Mack-Cali Willowbrook            CIGNA                               8.670%      9,664       10,250      10/01/03
400 Chestnut Ridge               Prudential Insurance Co.            9.440%     13,810       14,446      07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.        6.865%     35,000       35,000      04/01/05
Mack-Cali Bridgewater I          New York Life Ins. Co.              7.000%     23,000       23,000      09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.              7.500%     17,500       17,500      09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.            7.740%     26,076       26,604      10/01/05
500 West Putnam Avenue           New York Life Ins. Co.              6.520%     10,259       10,784      10/10/05
Harborside - Plaza I             U.S. West Pension Trust             5.610%     53,508       51,015      01/01/06
Harborside - Plaza II and III    Northwestern Mutual Life Ins.       7.320%     96,492       98,985      01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.         7.050%     10,500       10,500      04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.         LIBOR+0.65%         --       40,025      01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.         LIBOR+0.65%     32,178       32,178      01/31/09
-----------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                      $336,823     $380,390
=================================================================================================================

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

On October 1, 1998, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 4.089 percent per annum for the three-year U.S. Treasury Note effective November 4, 1999, on a notional amount of $50,000. The agreement was used to fix the Index Rate on $50,000 of the Harborside-Plaza 1 mortgage, for which the interest rate was re-set to the three-year U.S. Treasury Note (5.82 percent) plus 110 basis points for the three years beginning November 4, 1999 (see "Property Mortgages:
Harborside-Plaza 1"). The Company received $2,208 in settlement of the agreement, which is being amortized to interest expense over the three year-period.

In connection with the issuance of the $600,000 face amount of Senior Unsecured Notes in March 1999, the Company entered into and settled forward treasury rate lock agreements. These agreements were settled at a cost of approximately $517, which is being amortized to interest expense over the terms of the respective tranches.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes (Note 8), revolving credit facilities (Note 9) and mortgages and loans payable as of September 30, 2000 are as follows:

                                                                       WEIGHTED AVG.
                                SCHEDULED   PRINCIPAL                INTEREST RATE OF
YEAR                          AMORTIZATION  MATURITIES    TOTAL    FUTURE REPAYMENTS (A)
----------------------------------------------------------------------------------------
October through December 2000   $ 1,021     $    4,400  $    5,421          7.02%
2001                              3,257          4,211       7,468          7.44%
2002                              3,458             --       3,458          8.20%
2003                              3,518        456,577     460,095          7.37%
2004                              2,332        309,863     312,195          7.34%
Thereafter                          970        744,720     745,690          7.28%
----------------------------------------------------------------------------------------

Totals/Weighted Average         $14,556     $1,519,771  $1,534,327          7.32%
=======================================================================================

(a) Assumes weighted average LIBOR at September 30, 2000 of 6.62 percent in calculating revolving credit facility and other variable rate debt interest rates.

Scheduled principal payments during the nine months ended September 30, 2000 and 1999 amounted to $2,288 and $2,621, respectively.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2000 and 1999 was $93,903 and $76,902, respectively. Interest capitalized by the Company for the nine months ended September 30, 2000 and 1999 was $7,482 and $4,726, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2000, the Company's total indebtedness of $1,534,327 (weighted average interest rate of 7.32 percent) was comprised of $296,661 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.41 percent) and fixed rate debt of $1,237,666 (weighted average rate of 7.24 percent).

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

The quarterly distribution on each Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Preferred Unit stated value of $1,000 on an annualized basis) or (ii) the quarterly distribution attributable to a Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series A Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the one year anniversary of the date of the Series A Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit, and, after the three year anniversary of the date of the Series B Preferred Units' initial issuance, common units received pursuant to such conversion may be redeemed into common stock. Each of the common units are redeemable for an equal number of shares of common stock.

During 1999, 20,952 Series A Preferred Units were converted into 604,675 common units. During the nine months ended September 30, 2000, 6,180 Series A Preferred Units were converted into 178,355 common units.

As of September 30, 2000, there were 223,124 Series B Preferred Units outstanding (convertible into 6,439,366 common units). There were no Series A Preferred Units outstanding as of September 30, 2000.

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

During the nine months ended September 30, 2000, an aggregate of 340,103 common units were redeemed for an equivalent number of shares of common stock in the Company.

As of September 30, 2000, there were 7,991,963 common units outstanding.

CONTINGENT COMMON AND PREFERRED UNITS
In connection with the Mack Transaction in December 1997, 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units ("Contingent Units"). Redemption of such Contingent Units occurred upon the achievement of certain performance goals relating to certain of the Mack Properties, specifically the achievement of certain leasing activity. When Contingent Units are redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties is recorded, based on the value of the units issued.

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

MINORITY INTEREST OWNERSHIP
As of September 30, 2000 and December 31, 1999, the minority interest common unitholders owned 12.0 percent (19.7 percent, including the effect of the conversion of Preferred Units into common units) and 12.2 percent (20.2 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

PARTIALLY-OWNED PROPERTIES
On December 28, 1999, the Company sold an interest in nine office properties located in Parsippany, Morris County, New Jersey for $83,600. Amongst other things, the operating agreements provided for a preferred return to the joint venture members. On June 29, 2000 the Company acquired a 100 percent interest in these properties and the Company paid an additional $836 to the minority interest member in excess of its investment.

On August 24, 2000, Morris V Realty L.L.C. and Morris VI Realty, L.L.C. acquired land in which SJP Properties has a minority interest amounting to $1,925.

The Company controls these operations and has consolidated the financial position and results of operations of partially-owned properties in the financial statements of the Company. The equity interests of the other members are reflected as minority interests: partially-owned properties in the consolidated financial statements of the Company.


12.   EMPLOYEE BENEFIT PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Company for the nine months ended September 30, 2000 and 1999 was $300 and $0, respectively.


13.   COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

HARBORSIDE FINANCIAL CENTER
Pursuant to an agreement with the City of Jersey City, New Jersey obtained by the former owner of the Harborside property in 1988 and assumed by the Company as part of the acquisition of the property in November 1996, the Company is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year fifteen. Total Project Costs, as defined, are $145,644. The PILOT totaled $2,002 and $1,955 for the nine months ended September 30, 2000 and 1999, respectively. The Company has entered into a similar agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property which was placed in service in September 2000.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2000, are as follows:


YEAR                                                                    AMOUNT
-------------------------------------------------------------------------------
October through December 2000                                           $   133
2001                                                                        531
2002                                                                        531
2003                                                                        531
2004                                                                        534
Thereafter                                                               22,532
-------------------------------------------------------------------------------

Total                                                                   $24,792
===============================================================================

Ground lease expense incurred during the nine months ended September 30, 2000 and 1999 amounted to $427 and $392, respectively.

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

On June 27, 2000, pursuant to the Cali agreement, both Brant Cali and John R. Cali resigned their positions as officers of the Company and Brant Cali resigned as director of the Company ("Cali Agreement"). As required by Brant Cali and John R. Cali's amended and restated employment agreements, under the Cali
Agreement: (i) the Company paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; and (ii) all options to acquire shares of the Company's common stock and Restricted Stock Awards (as hereinafter defined) held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Company. All costs associated with Brant Cali and John R. Cali's resignations are included in non-recurring charges for the nine months ended September 30, 2000.

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

COMMON STOCK REPURCHASES On August 6, 1998, the Board of Directors of the Company authorized a share repurchase program under which the Company was permitted to purchase up to $100,000 of the Company's outstanding common stock ("Repurchase Program"). Under the Repurchase Program, the Company purchased for constructive retirement 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52,562 from August 1998 through December 1999. Subsequently on September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Company is permitted to purchase up to an additional $150,000 of the Company's outstanding common stock above the $52,562 that had previously been purchased. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Since the increase of the Repurchase Program, the Company purchased for constructive retirement 186,600 shares of its outstanding common stock for an aggregate cost of approximately $5,237 from September 25, 2000 through September 30, 2000.

Through September 30, 2000, under the Repurchase Program, the Company purchased for constructive retirement, a total of 2,055,800 shares of its outstanding common stock for an aggregate cost of approximately $57,799. Concurrent with these purchases, the Company sold to the Operating Partnership 2,055,800 common units for approximately $57,799.

Subsequent to quarter end through November 1, 2000, the Company purchased for constructive retirement 605,500 shares of its outstanding common stock for an aggregate cost of approximately $16,451 under the Repurchase Program.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the year ended December 31, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan. The Company did not issue any shares under the Plan during the nine months ended September 30, 2000.

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

On June 27, 2000, the Company amended its shareholder rights plan to prevent the triggering of such plan as a result of the Merger Agreement.

STOCK OPTION PLANS
In September 2000, the Company established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan in 1996, 1997, 1998, 1999 and 2000 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 2000 and December 31, 1999, the stock options outstanding had a weighted average remaining contractual life of approximately 7.3 and
7.4 years, respectively.

Information regarding the Company's stock option plans is summarized below:

                                                                              WEIGHTED
                                                      SHARES                  AVERAGE
                                                       UNDER                  EXERCISE
                                                      OPTIONS                  PRICE
------------------------------------------------------------------------------------------
    Outstanding at January 1, 1999                   3,939,982                  $33.22
    Granted                                            426,400                  $25.23
    Exercised                                          (47,583)                 $22.31
    Lapsed or canceled                                (591,648)                 $36.92
------------------------------------------------------------------------------------------
    Outstanding at December 31, 1999                 3,727,151                  $31.86
    Granted                                          1,003,900                  $26.72
    Exercised                                         (104,693)                 $20.93
    Lapsed or canceled                                (385,062)                 $34.52
------------------------------------------------------------------------------------------
    Outstanding at September 30, 2000                4,241,296                  $30.67
------------------------------------------------------------------------------------------
    Options exercisable at December 31, 1999         1,724,920                  $29.78
    Options exercisable at September 30, 2000        2,149,718                  $31.24
------------------------------------------------------------------------------------------
    Available for grant at December 31, 1999           662,878
    Available for grant at September 30, 2000        2,749,140
------------------------------------------------------------------------------------------

STOCK WARRANTS
The Company has outstanding 380,000 warrants to purchase an equal number of shares of common stock ("Stock Warrants") at $33 per share (the market price at date of grant). Such warrants are all currently exercisable and expire on January 31, 2007.

The Company also has outstanding 389,976 Stock Warrants to purchase an equal number of shares of common stock at $38.75 per share (the market price at date of grant). Such warrants vest equally over a five-year period through December 31, 2001 and expire on December 12, 2007.

As of September 30, 2000 and December 31, 1999, there were a total of 769,976 and 914,976 Stock Warrants outstanding, respectively. As of September 30, 2000 and December 31, 1999, there were 613,985 and 585,989 Stock Warrants exercisable, respectively. During the nine months ended September 30, 2000 and 1999, 145,000 and no Stock Warrants were canceled, respectively. No Stock Warrants have been exercised through September 30, 2000.

STOCK COMPENSATION
In July 1999, the Company entered into amended and restated employment contracts with nine of its then key executive officers which provided for, among other things, compensation in the form of stock awards and associated tax obligation payments. In addition, in December 1999, the Company granted stock awards to certain other officers of the Company. In connection with the stock awards (collectively, "Restricted Stock Awards"), the executive officers and certain other officers are to receive up to a total of 211,593 shares of the Company's common stock vesting over a five-year period contingent upon the Company meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the executive officers and certain other officers were granted under the Employee Plan. Effective January 1, 2000, 31,737 shares of the Company's common stock were issued to the executive officers and certain other officers upon meeting the required objectives. Pursuant to the Cali Agreement, an aggregate of 38,649 shares of the Company's common stock were issued to Brant Cali and John R. Cali upon vesting of their remaining Restricted Stock Awards. For the nine months ended September 30, 2000, 5,100 unvested Restricted Stock Awards were canceled.

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS
The Deferred Compensation Plan for Directors ("Deferred Compensation Plan"), which commenced January 1, 1999, allows non-employee directors of the Company to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors' termination of service from the Board of Directors or a change in control of the Company, as defined in the plan. Deferred stock units are credited to each director quarterly using the closing price of the Company's common stock on the applicable dividend record date for the respective quarter. Each participating director's account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During 1999, 3,319 deferred stock units were earned. During the nine months ended September 30, 2000, 3,196 deferred stock units were earned.

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

The following information presents the Company's results for the three and nine month periods ended September 30, 2000 and 1999 in accordance with FASB No. 128:

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                      2000                     1999
------------------------------------------------------------------------------------------------
                                             BASIC EPS   DILUTED EPS   BASIC EPS   DILUTED EPS
------------------------------------------------------------------------------------------------
Net income                                    $20,012     $20,012       $32,520      $32,520
Add: Net income attributable to
       Operating Partnership - common units        --       2,733            --        4,552
     Net income attributable to
       Operating Partnership - preferred units     --          --            --           --
------------------------------------------------------------------------------------------------
Adjusted net income                           $20,012     $22,745       $32,520       $37,072
================================================================================================

Weighted average shares                        58,711      66,914        58,679        67,113
------------------------------------------------------------------------------------------------
Per Share                                       $0.34       $0.34         $0.55         $0.55
================================================================================================

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                      2000                     1999
------------------------------------------------------------------------------------------------
                                             BASIC EPS   DILUTED EPS   BASIC EPS   DILUTED EPS
------------------------------------------------------------------------------------------------
Net income                                    $150,935     $150,935     $83,270       $83,270
Add: Net income attributable to
       Operating Partnership - common units         --       20,859          --        12,198
     Net income attributable to
       Operating Partnership - preferred units      --       11,562          --            --
------------------------------------------------------------------------------------------------
Adjusted net income                           $150,935     $183,356     $83,270       $95,468
================================================================================================

Weighted average shares                         58,518       73,276      58,452        67,294
------------------------------------------------------------------------------------------------
Per Share                                       $ 2.58       $ 2.50       $1.42         $1.42
================================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

                                                      THREE MONTHS            NINE MONTHS
                                                   ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                    2000        1999        2000        1999
------------------------------------------------------------------------------------------------
Basic EPS Shares:                                   58,711     58,679       58,518     58,452
   Add:  Operating Partnership - common units        8,018      8,214        8,077      8,573
         Operating Partnership - preferred units        --         --        6,504         --
         (after conversion to common units)
         Stock options                                 185        220          177        269
------------------------------------------------------------------------------------------------
Diluted EPS Shares:                                 66,914     67,113       73,276     67,294
================================================================================================

Contingent Units and Restricted Stock Awards outstanding in 2000 and 1999, if any, were not included in the computation of diluted EPS as such units were anti-dilutive during each of the periods. Preferred Units outstanding in 1999 and three months ended September 30, 2000 were not included in the 1999 and three months ended September 30, 2000 computations of diluted EPS as such units were anti-dilutive during the periods.

Pursuant to the Repurchase Program, during 1999, the Company purchased for constructive retirement 1,014,500 shares of its outstanding common stock for approximately $27,500. Additionally, during the nine months ended September 30, 2000, the Company purchased for constructive retirement 186,600 shares of its outstanding common stock for approximately $5,237.

16.   SEGMENT REPORTING

The Company operates in one business segment - real estate. The Company provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 2, excluding straight-line rent adjustments, depreciation and amortization and non-recurring charges.

The Company evaluates performance based upon net operating income from the combined properties in the segment.

Selected results of operations for the three and nine month periods ended September 30, 2000 and 1999 and selected asset information as of September 30, 2000 and December 31, 1999 regarding the Company's operating segment are as follows:

                                        TOTAL      CORPORATE &          TOTAL
                                       SEGMENT      OTHER (e)          COMPANY
----------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
Three months ended:
   September 30, 2000                $   137,920    $   1,978      $   139,898 (f)
   September 30, 1999                    135,350          594          135,944 (g)
Nine months ended:
   September 30, 2000                $   418,178    $   4,998      $   423,176 (h)
   September 30, 1999                    399,469          961          400,430 (i)

TOTAL OPERATING AND INTEREST EXPENSES (b):
Three months ended:
   September 30, 2000                $    48,365    $  27,149      $    75,514 (j)
   September 30, 1999                     46,130       28,982           75,112 (k)
Nine months ended:
   September 30, 2000                $   141,174    $  83,267      $   224,441 (l)
   September 30, 1999                    133,853       86,097          219,950 (m)

NET OPERATING INCOME (c):
Three months ended:
   September 30, 2000                $    89,555    $ (25,171)     $    64,384 (f) (j)
   September 30, 1999                     89,220      (28,388)          60,832 (g) (k)
Nine months ended:
   September 30, 2000                $   277,004    $ (78,269)     $   198,735 (h) (l)
   September 30, 1999                    265,616      (85,136)         180,480 (i) (m)

TOTAL ASSETS:
   September 30, 2000                $ 3,570,130    $  76,032      $ 3,646,162
   December 31, 1999                   3,576,806       52,795        3,629,601

TOTAL LONG-LIVED ASSETS (d):
   September 30, 2000                $ 3,480,555    $  46,942      $ 3,527,497
   December 31, 1999                   3,510,285       30,318        3,540,603
------------------------------------------------------------------------------

SEE FOOTNOTES ON SUBSEQUENT PAGE.

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

(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and is classified in Corporate & Other for all periods.

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

(f) Excludes $3,520 adjustments for straight-lining of rents and $(36) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(g) Excludes $2,921 of adjustments for straight-lining of rents and $155 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(h) Excludes $9,056 of adjustments for straight-lining of rents and $18 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(i) Excludes $10,343 of adjustments for straight-lining of rents and $111 for the Company's share of straight line rent adjustments from unconsolidated joint ventures.

(j) Excludes $23,320 of depreciation and amortization and non-recurring charges of $27,911.

(k)  Excludes $22,967 of depreciation and amortization.

(l) Excludes $68,447 of depreciation and amortization and non-recurring charges of $37,139.

(m) Excludes $67,401 of depreciation and amortization and non-recurring charges of $16,458.


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

The following comparisons for the three and nine month periods ended September 30, 2000 ("2000"), as compared to the three and nine month periods ended September 30, 1999 ("1999") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at June 30, 1999 (for the three-month period comparisons), and which represents all in-service properties owned by the Company at December 31, 1998 (for the nine-month period comparisons), all such properties being owned by the Company for the entirety of both periods being compared, (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Company from July 1, 1999 through September 30, 2000 (for the three-month period comparisons), and which represents all properties acquired or placed in-service by the Company from January 1, 1999 through September 30, 2000 (for the nine-month period comparisons), and (iii) the effect of the "Dispositions," which represents the Company's sales of rental property during the respective periods.

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
                              SEPTEMBER 30, 1999

                                            QUARTER ENDED
                                             SEPTEMBER 30,       DOLLAR        PERCENT
(IN THOUSANDS)                             2000        1999      CHANGE        CHANGE
---------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                               $123,600    $118,086    $5,514          4.7%
Escalations and recoveries from tenants    13,763      14,829    (1,066)        (7.2)
Parking and other                           3,534       5,112    (1,578)       (30.9)
---------------------------------------------------------------------------------------
  Sub-total                               140,897     138,027     2,870          2.1

Equity in earnings of
  unconsolidated joint ventures             2,194         834     1,360        163.1
Interest income                               291         159       132         83.0
---------------------------------------------------------------------------------------
  Total revenues                          143,382     139,020     4,362          3.1
---------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                          15,732      14,849       883          5.9
Utilities                                  11,604      11,634       (30)        (0.3)
Operating services                         16,855      16,464       391          2.4
---------------------------------------------------------------------------------------
  Sub-total                                44,191      42,947     1,244          2.9

General and administrative                  5,461       5,691      (230)        (4.0)
Depreciation and amortization              23,320      22,967       353          1.5
Interest expense                           25,862      26,474      (612)        (2.3)
Non-recurring charges                      27,911          --    27,911           --
---------------------------------------------------------------------------------------
  Total expenses                          126,745      98,079    28,666         29.2
---------------------------------------------------------------------------------------

Income before gain on sales of
rental property and minority interests     16,637      40,941   (24,304)       (59.4)
Gain on sales of rental property           10,036          --    10,036           --
---------------------------------------------------------------------------------------

Income before minority interests           26,673      40,941   (14,268)       (34.9)
MINORITY INTERESTS:
Operating Partnership                       6,661       8,421    (1,760)       (20.9)
---------------------------------------------------------------------------------------

Net income                                $20,012     $32,520  $(12,508)       (38.5)%
=======================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties, and Dispositions (in thousands):

                                                      SAME-STORE           ACQUIRED
                                 TOTAL COMPANY        PROPERTIES           PROPERTIES         DISPOSITIONS
                                ----------------    ----------------    ----------------    ----------------
                                DOLLAR   PERCENT    DOLLAR   PERCENT    DOLLAR   PERCENT    DOLLAR   PERCENT
                                CHANGE   CHANGE     CHANGE   CHANGE     CHANGE   CHANGE     CHANGE   CHANGE
------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                      $5,514    4.7%      $5,248    4.5%      $5,941     5.0%    $(5,675)   (4.8)%
Escalations and recoveries
  from tenants                  (1,066)  (7.2)         308    2.0          380     2.6      (1,754)  (11.8)
Parking and other               (1,578) (30.9)      (1,387) (27.2)          54     1.1        (245)   (4.8)
------------------------------------------------------------------------------------------------------------
  Totals                        $2,870    2.1%      $4,169    3.1%      $6,375     4.6%    $(7,674)   (5.6)%
============================================================================================================

PROPERTY EXPENSES:
Real estate taxes               $  883    5.9%      $  717    4.8%      $  678     4.5%    $  (512)   (3.4)%
Utilities                          (30)  (0.3)          11    0.1          491     4.2        (532)   (4.6)
Operating services                 391    2.4          380    2.3          801     4.9        (790)   (4.8)
------------------------------------------------------------------------------------------------------------
  Totals                        $1,244    2.9%      $1,108    2.6%      $1,970     4.6%    $(1,834)   (4.3)%
============================================================================================================

OTHER DATA:
Number of Consolidated
  Properties                       256                 243                  13                   6
Square feet (in thousands)      26,986              25,523               1,463               1,629

Base rents for the Same-Store Properties increased $5.2 million, or 4.5 percent, for 2000 as compared to 1999, due primarily to rental rate and portfolio occupancy increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties increased $0.3 million, or 2.0 percent, for 2000 over 1999, due primarily to the recovery of an increased amount of total property expenses, as well as additional settle-up billings during the same period in 2000. Parking and other income for the Same-Store Properties decreased $1.4 million, or 27.2 percent, due primarily to fewer lease termination fees in 2000.

Real estate taxes on the Same-Store Properties increased $0.7 million, or 4.8 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties were relatively unchanged in 2000 as compared to 1999. Operating services for the Same-Store Properties increased $0.4 million, or 2.3 percent, due primarily to increased maintenance costs.

Equity in earnings of unconsolidated joint ventures increased $1.4 million, or
163.1 percent, in 2000 as compared to 1999. This is due primarily to properties developed by joint ventures being placed in service in 2000 (see Note 4 to the Financial Statements).

Interest income increased $0.1 million, or 83.0 percent, for 2000 as compared to 1999, due primarily to income from a mortgage receivable in 2000.

General and administrative expense decreased by $0.2 million, or 4.0 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $0.4 million, or 1.5 percent, for 2000 over 1999. Of this increase, $1.0 million or 4.2 percent, is attributable to the Acquired Properties, and $0.6 million, or 2.4 percent, due to the Same-Store Properties, partially offset by a decrease of $1.2 million, or 5.1 percent, due to the Dispositions.

Interest expense decreased $0.6 million, or 2.3 percent, for 2000 as compared to 1999. This decrease is due primarily to the retirement of a mortgage in connection with the sale of 412 Mt. Kemble Avenue in June 2000.

Non-recurring charges of $27.9 million were incurred in 2000 as a result of costs associated with the termination of the Prentiss merger agreement (see Note 3 to the Financial Statements).

Income before gain on sales of rental property and minority interests decreased to $16.6 million in 2000 from $40.9 million in 1999. The decrease of approximately $24.3 million is due to the factors discussed above.

Net income decreased by $12.5 million, from $32.5 million in 1999 to $20.0 million in 2000. This decrease was a result of a decrease in income before gain on sales of rental property and minority interests of $24.3 million. This was partially offset by gain on sales of rental property of $10.0 million in 2000 and a decrease in 2000 in minority interest of $1.8 million.

 NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
                              SEPTEMBER 30, 1999

                                         NINE MONTHS ENDED
                                            SEPTEMBER 30,     DOLLAR        PERCENT
(IN THOUSANDS)                          2000        1999      CHANGE        CHANGE
---------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                            $367,270    $350,665    $16,605        4.7%
Escalations and recoveries
  from tenants                          45,058      46,055       (997)      (2.2)
Parking and other                       12,984      12,073        911        7.5
---------------------------------------------------------------------------------------
  Sub-total                            425,312     408,793     16,519        4.0

Equity in earnings of
  unconsolidated joint ventures          4,401       1,462      2,939      201.0
Interest income                          2,537         629      1,908      303.3
---------------------------------------------------------------------------------------
  Total revenues                       432,250     410,884     21,366        5.2
---------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                       45,169      42,900      2,269        5.3
Utilities                               31,997      31,055        942        3.0
Operating services                      51,419      50,980        439        0.9
---------------------------------------------------------------------------------------
  Sub-total                            128,585     124,935      3,650        2.9

General and administrative              16,733      19,222     (2,489)     (12.9)
Depreciation and amortization           68,447      67,401      1,046        1.6
Interest expense                        79,123      75,793      3,330        4.4
Non-recurring charges                   37,139      16,458     20,681      125.7
---------------------------------------------------------------------------------------
  Total expenses                       330,027     303,809     26,218        8.6
---------------------------------------------------------------------------------------

Income before gain on sales
of rental property
  and minority interests               102,223     107,075     (4,852)      (4.5)
Gain on sales of rental property        86,205          --     86,205         --
---------------------------------------------------------------------------------------

Income before minority interests       188,428     107,075     81,353       76.0
MINORITY INTERESTS:
Operating Partnership                   32,421      23,805      8,616       36.2
Partially-owned properties               5,072          --      5,072         --
---------------------------------------------------------------------------------------
Net income                            $150,935     $83,270    $67,665       81.3%
=======================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (in thousands):

                                                      SAME-STORE           ACQUIRED
                                 TOTAL COMPANY        PROPERTIES           PROPERTIES         DISPOSITIONS
                                ----------------    ----------------    ----------------    ----------------
                                DOLLAR   PERCENT    DOLLAR   PERCENT    DOLLAR   PERCENT    DOLLAR   PERCENT
                                CHANGE   CHANGE     CHANGE   CHANGE     CHANGE   CHANGE     CHANGE   CHANGE
------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                      $16,605    4.7%     $11,728    3.3%     $14,577    4.2%   $ (9,700)   (2.8)%
Escalations and recoveries
  from tenants                     (997)  (2.2)         898    1.9          968    2.1      (2,863)   (6.2)
Parking and other                   911    7.5        1,253   10.3          116    1.0        (458)   (3.8)
------------------------------------------------------------------------------------------------------------
  Totals                        $16,519    4.0%     $13,879    3.4%     $15,661    3.8%   $(13,021)   (3.2)%
============================================================================================================

PROPERTY EXPENSES:
Real estate taxes               $ 2,269    5.3%     $ 1,601    3.7%     $ 1,611    3.8%      $(943)   (2.2)%
Utilities                           942    3.0        1,044    3.3          957    3.1      (1,059)   (3.4)
Operating services                  439    0.9         (406)  (0.7)       2,313    4.5      (1,468)   (2.9)
------------------------------------------------------------------------------------------------------------
  Totals                        $ 3,650    2.9%     $ 2,239    1.8%     $ 4,881    3.9%   $ (3,470)   (2.8)%
===========================================================================================================

OTHER DATA:
Number of Consolidated Properties   256                 238                  18                  6
Square feet (in thousands)       26,986              25,205               1,781              1,629

Base rents for the Same-Store Properties increased $11.7 million, or 3.3 percent, for 2000 as compared to 1999, due primarily to rental rate and portfolio occupancy increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties increased $0.9 million, or 1.9 percent, for 2000 over 1999, due primarily to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 2000. Parking and other income for the Same-Store Properties increased $1.3 million, or 10.3 percent, due primarily to increased lease termination fees in 2000.

Real estate taxes on the Same-Store Properties increased $1.6 million, or 3.7 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties increased $1.0 million, or 3.3 percent, for 2000 as compared to 1999, due primarily to increased usage in 2000. Operating services for the Same-Store Properties decreased $0.4 million, or 0.7 percent, due primarily to decreased property management payroll costs.

Equity in earnings of unconsolidated joint ventures increased $2.9 million, or
201.0 percent, in 2000 as compared to 1999. This is due primarily to properties developed by joint ventures being placed in service in 2000 (see Note 4 to the Financial Statements).

Interest income increased $1.9 million, or 303.3 percent, for 2000 as compared to 1999, due primarily to the effect of proceeds from the Dispositions in 2000 being invested in cash and cash equivalents as well as income from a mortgage receivable in 2000.

General and administrative expense decreased by $2.5 million, or 12.9 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $1.0 million, or 1.6 percent, for 2000 over 1999. Of this increase, $2.5 million, or 3.8 percent, is attributable to the Acquired Properties and $1.5 million, or 2.3 percent, due to the Same-Store Properties, partially offset by a decrease of $3.0 million, or 4.5 percent, due to the Dispositions.

Interest expense increased $3.3 million, or 4.4 percent, for 2000 as compared to 1999. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured notes. This was partially offset by the retirement of a mortgage in connection with the sale of 412 Kemble Avenue in June 2000.

Non-recurring charges of $37.1 million were incurred in 2000, as a result of costs associated with the termination of the Prentiss merger agreement (see Note 3 to the Financial Statements) in September 2000 and costs associated with the resignations of Brant Cali and John R. Cali (see Note 13 to the Financial Statements) in June 2000. Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 13 to the Financial Statements).

Income before gain on sales of rental property and minority interests decreased to $102.2 million in 2000 from $107.1 million in 1999. The decrease of approximately $4.9 million is due to the factors discussed above.

Net income increased by $67.6 million, from $83.3 million in 1999 to $150.9 million in 2000. This increase was a result of a gain on sales of rental property of $86.2 million in 2000. This was partially offset by a decrease in 2000 in income before gain on sales of rental property and minority interests of $4.9 million and an increase in 2000 in minority interests of $13.7 million.


LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the nine months ended September 30, 2000, the Company generated $128.2 million in cash flows from operating activities, and together with $551.6 million in borrowings from the Company's revolving credit facilities, $281.2 million in proceeds from sales of rental property, $10.8 million in distributions received from unconsolidated joint ventures, $2.2 million in proceeds from stock options exercised and $0.6 million from restricted cash, used an aggregate of approximately $974.6 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $224.8 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $507.7 million, pay quarterly dividends and distributions of $127.5 million, invest $12.7 million in unconsolidated joint ventures, distribute $88.7 million to minority interest in partially-owned properties, pay financing costs of $6.1 million, repurchase 186,600 shares of its outstanding common stock for $5.2 million and increase the Company's cash and cash equivalents by $1.9 million.

CAPITALIZATION
In September 2000, the Company announced plans to implement a highly focused growth strategy geared to attractive opportunities in high-barrier-to-entry markets, including locations such as California, but primarily predicated on the Company's strong presence in the Northeast region. Consistent with this strategy, the Company plans to sell substantially all of its properties located in the Southwestern and Western regions, using such proceeds to invest in property acquisitions and development projects in its core Northeast markets, as well as fund stock repurchases and repay debt.

Consistent with its growth strategy, in October 2000, the Company started construction of a 915,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The total cost of the project is estimated to be approximately $260 million and is anticipated to be completed in third quarter 2002. Additionally, in November, the Company, through a joint venture with Columbia Development Corp., will start construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Company's Harborside complex. The total cost of the project is estimated to be approximately $140 million and is anticipated to be completed in third quarter 2002. Prior to commencement of construction, the joint venture signed a 15-year lease with Charles Schwab for 300,000 square feet of Plaza 10, representing 52 percent of the project. The lease agreement obligates the Company, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in Plaza 10, or, if not available, in any adjacent Harborside projects. Such options may obligate the Company to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Company be unable to or choose not to provide such expansion space, the Company could be liable to Schwab for its actual damages, in no event to exceed $15.0 million. The Company expects to finance its funding requirements under both Plazas 5 and 10 projects through drawing on its revolving credit facilities, construction financing, or through joint venture arrangements.

On August 6, 1998, the Board of Directors of the Company authorized a Repurchase Program under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding common stock. Under the Repurchase Program, the Company purchased for constructive retirement 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million from August 1998 through December 1999. Subsequently on September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Company is permitted to purchase up to an additional $150.0 million of the Company's outstanding stock above the $52.6 million that had previously been purchased. Purchases could be made from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Through November 1, 2000, the Company purchased for constructive retirement 2,661,300 shares of its outstanding common stock for an aggregate cost of approximately $74.3 million under the Repurchase Program. The Company has authorization to repurchase up to an additional $128.3 million of its outstanding common stock under the $150.0 Million Repurchase Program.

As of September 30, 2000, the Company's total indebtedness of $1.5 billion (weighted average interest rate of 7.32 percent) was comprised of $296.7 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.41 percent) and fixed rate debt of $1.2 billion (weighted average rate of 7.24 percent).

As of September 30, 2000, the Company had outstanding borrowings of $264.5 million under its revolving credit facilities (with aggregate borrowing capacity of $900.0 million). The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility. The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. Based upon a change in the Company's unsecured debt rating, the interest rate will be changed on a sliding scale. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Prudential Facility carries an interest rate of 110 basis points over LIBOR and matures in June 2001.

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

As of September 30, 2000, the Company had 227 unencumbered properties, totaling 20.4 million square feet, representing 76.0 percent of the Company's total portfolio on a square footage basis.

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

As of September 30, 2000, the Company's total debt had a weighted average term to maturity of 4.7 years. The Company does not intend to reserve funds to retire the Company's unsecured corporate debt, Harborside mortgages, $150.0 Million Prudential Mortgage Loan, its other property mortgages or other long-term mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured corporate debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2000. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $141.9 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company's 20 largest tenants for the Consolidated Properties as of September 30, 2000, based upon annualized base rents:

                                                                  PERCENTAGE OF
                                                ANNUALIZED           COMPANY           SQUARE       PERCENTAGE OF       YEAR OF
                                  NUMBER OF     BASE RENTAL      ANNUALIZED BASE        FEET        TOTAL COMPANY        LEASE
                                  PROPERTIES   REVENUE ($)(1)    RENTAL REVENUE (%)    LEASED     LEASED SQ.FT. (%)    EXPIRATION
----------------------------------------------------------------------------------------------------------------------------------
Donaldson, Lufkin &
  Jenrette Securities Corp.            1         8,316,096             1.7            271,953           1.1              2011
AT&T Wireless Services                 2         8,199,960             1.7            382,030           1.5              2007 (2)
AT&T Corporation                       3         8,030,828             1.7            516,546           2.0              2009 (3)
Keystone Mercy Health Plan             3         7,429,219             1.6            325,843           1.3              2015 (4)
IBM Corporation                        4         7,028,473             1.5            362,753           1.4              2007 (5)
Prentice-Hall Inc.                     1         6,744,495             1.4            474,801           1.9              2014
Allstate Insurance Company             9         5,863,006             1.2            270,154           1.0              2009 (6)
Nabisco Inc.                           3         5,694,073             1.2            310,243           1.2              2005 (7)
Toys `R' Us - NJ, Inc.                 1         5,342,672             1.1            242,518           0.9              2012
Waterhouse Securities, Inc.            1         5,253,555             1.1            184,222           0.7              2015
American Institute of Certified
  Public Accountants                   1         4,981,357             1.0            249,768           1.0              2012
Board of Gov./Federal Reserve          1         4,705,391             1.0            117,008           0.5              2009 (8)
Dean Witter Trust Company              1         4,319,507             0.9            221,019           0.9              2008
Winston & Strawn                       1         4,302,008             0.9            108,100           0.4              2003
CMP Media Inc.                         1         4,206,598             0.9            206,274           0.8              2014
KPMG Peat Marwick, LLP                 2         3,824,080             0.8            161,760           0.6              2007 (9)
Move.com Operations, Inc.              1         3,701,763             0.8             94,917           0.4              2006
Bank of Tokyo - Mitsubishi Ltd.        1         3,378,924             0.7            137,076           0.5              2009
Bankers Trust Harborside Inc.          1         3,272,500             0.7            385,000           1.5              2003
Cendant Operations Inc.                1         3,117,051             0.7            148,431           0.6              2008
----------------------------------------------------------------------------------------------------------------------------------
Totals                                         107,711,556            22.6          5,170,416          20.2
==================================================================================================================================

(1) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(2) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 24,081 square feet expire June 2007.

(3) 66,268 square feet expire December 2000; 63,278 square feet expire May 2004; 387,000 square feet expire January 2009.

(4)  22,694 square feet expire  January 2003; 303,149 square feet expire
     April 2015.

(5) 1,065 square feet expire November 2000; 28,289 square feet expire January 2002; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.

(6) 22,444 square feet expire July 2001; 47,364 square feet expire September 2002; 18,882 square feet expire April 2003; 2,867 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 6,108 square feet expire August 2006; 70,517 square feet June 2007; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.

(7) 9,865 square feet expire September 2001; 300,378 square feet expire December 2005.

(8)  94,719 square feet expire May 2005; 22,289 square feet expire July 2009.

(9) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Company's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning October 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                           AVERAGE ANNUAL
                                          PERCENTAGE OF                     RENT PER NET
                           NET RENTABLE    TOTAL LEASED     ANNUALIZED        RENTABLE      PERCENTAGE OF
                           AREA SUBJECT    SQUARE FEET      BASE RENTAL      SQUARE FOOT     ANNUAL BASE
               NUMBER OF    TO EXPIRING   REPRESENTED BY   REVENUE UNDER     REPRESENTED      RENT UNDER
YEAR OF         LEASES         LEASES        EXPIRING         EXPIRING       BY EXPIRING       EXPIRING
EXPIRATION    EXPIRING (1)   (SQ. FT.)    LEASES (%) (2)     LEASES ($) (3)   LEASES ($)       LEASES (%)
------------------------------------------------------------------------------------------------------------
2000.....         148        894,766            3.5          15,187,953        16.97          3.2

2001.....         509      2,676,232           10.4          42,714,473        15.96          8.9

2002.....         526      3,476,104           13.6          60,234,599        17.33         12.6

2003.....         479      3,845,066           15.0          66,571,285        17.31         14.0

2004.....         338      2,344,632            9.1          44,880,367        19.14          9.4

2005.....         313      3,061,998           11.9          60,416,528        19.73         12.7

2006.....         124      1,562,751            6.1          32,853,037        21.02          6.9

2007.....          70      1,552,681            6.1          32,440,045        20.89          6.8

2008.....          42      1,100,853            4.3          18,528,030        16.83          3.9

2009.....          36      1,127,196            4.4          21,791,717        19.33          4.6

2010.....          71      1,080,376            4.2          21,925,633        20.29          4.6

2011 and
  thereafter       58      2,935,854           11.4          58,980,091        20.09         12.4
------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average       2,714     25,658,509          100.0         476,523,758        18.57        100.0
============================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(2)  Excludes all  unleased space as of September 30, 2000.

(3) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(4) Reconciliation to Company's total net rentable square footage is as follows:

                                                               SQUARE FEET        PERCENTAGE OF TOTAL
                                                               -----------        -------------------
Square footage leased to commercial tenants                     25,658,509              95.1%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
  service tenants and occupancy adjustments                        427,751               1.6
Square footage unleased                                            900,096               3.3
                                                                ----------             ------
Total net rentable square footage (does not include
  residential, land lease, retail or not-in-service properties) 26,986,356             100.0%
                                                                ==========             ======

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning October 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                           AVERAGE ANNUAL
                                          PERCENTAGE OF                     RENT PER NET
                           NET RENTABLE    TOTAL LEASED     ANNUALIZED        RENTABLE      PERCENTAGE OF
                           AREA SUBJECT    SQUARE FEET      BASE RENTAL      SQUARE FOOT     ANNUAL BASE
               NUMBER OF    TO EXPIRING   REPRESENTED BY   REVENUE UNDER     REPRESENTED      RENT UNDER
YEAR OF         LEASES         LEASES        EXPIRING         EXPIRING       BY EXPIRING       EXPIRING
EXPIRATION    EXPIRING (1)   (SQ. FT.)    LEASES (%) (2)     LEASES ($) (3)   LEASES ($)       LEASES (%)
------------------------------------------------------------------------------------------------------------
2000.....        115         666,211           3.2          12,422,310          18.65            2.9

2001.....        425       2,052,625           9.7          36,358,740          17.71            8.5

2002.....        420       2,597,727          12.3          51,074,486          19.66           12.0

2003.....        399       3,198,170          15.1          60,219,181          18.83           14.2

2004.....        286       1,815,421           8.6          38,790,477          21.37            9.1

2005.....        259       2,600,424          12.3          54,815,528          21.08           12.9

2006.....        105       1,285,488           6.1          28,350,841          22.05            6.7

2007.....         62       1,417,250           6.7          30,468,811          21.50            7.2

2008.....         37         933,806           4.4          17,378,500          18.61            4.1

2009.....         26         996,136           4.7          19,963,197          20.04            4.7

2010.....         53         855,944           4.1          18,703,411          21.85            4.4

2011 and
  thereafter      51       2,714,830          12.8          56,415,731          20.78           13.3
------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average      2,238      21,134,032         100.0         424,961,213          20.11          100.0
============================================================================================================

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

(2)  Excludes all unleased space as of September 30, 2000.

(3) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning October 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                           AVERAGE ANNUAL
                                          PERCENTAGE OF                     RENT PER NET
                           NET RENTABLE    TOTAL LEASED     ANNUALIZED        RENTABLE      PERCENTAGE OF
                           AREA SUBJECT    SQUARE FEET      BASE RENTAL      SQUARE FOOT     ANNUAL BASE
               NUMBER OF    TO EXPIRING   REPRESENTED BY   REVENUE UNDER     REPRESENTED      RENT UNDER
YEAR OF         LEASES         LEASES        EXPIRING         EXPIRING       BY EXPIRING       EXPIRING
EXPIRATION    EXPIRING (1)   (SQ. FT.)    LEASES (%) (2)     LEASES ($) (3)   LEASES ($)       LEASES (%)
------------------------------------------------------------------------------------------------------------
2000.....         30         227,220           5.5          2,748,747          12.10               5.8

2001.....         81         614,160          14.9          6,263,456          10.20              13.2

2002.....        104         831,937          20.2          8,659,361          10.41              18.3

2003.....         76         548,922          13.3          5,850,986          10.66              12.3

2004.....         41         319,791           7.7          3,597,398          11.25               7.6

2005.....         51         448,420          10.9          5,419,124          12.08              11.4

2006.....         19         277,263           6.7          4,502,196          16.24               9.5

2007.....          8         135,431           3.3          1,971,234          14.56               4.2

2008.....          5         167,047           4.0          1,149,530           6.88               2.4

2009.....          9         119,260           2.9          1,722,320          14.44               3.6

2010.....         18         224,432           5.4          3,222,222          14.36               6.8

2011 and
  thereafter       6         213,024           5.2          2,299,360          10.79               4.9
------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average        448       4,126,907         100.0         47,405,934          11.49             100.0
============================================================================================================

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.

(2)  Excludes all unleased space as of September 30, 2000.

(3) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning October 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                           AVERAGE ANNUAL
                                          PERCENTAGE OF                    RENT PER NET
                          NET RENTABLE    TOTAL LEASED       ANNUALIZED       RENTABLE      PERCENTAGE OF
                          AREA SUBJECT    SQUARE FEET       BASE RENTAL     SQUARE FOOT      ANNUAL BASE
            NUMBER OF     TO EXPIRING    REPRESENTED BY    REVENUE UNDER    REPRESENTED      RENT UNDER
YEAR OF      LEASES         LEASES          EXPIRING          EXPIRING      BY EXPIRING       EXPIRING
EXPIRATION  EXPIRING (1)   (SQ. FT.)      LEASES (%) (2)    LEASES ($) (3)   LEASES ($)      LEASES (%)
---------------------------------------------------------------------------------------------------------
2000.....       3             1,335           0.3               16,896          12.66            0.5

2001.....       3             9,447           2.5               92,277           9.77            2.5

2002.....       2            46,440          12.2              500,752          10.78           13.5

2003.....       4            97,974          25.8              501,118           5.11           13.6

2004.....      10           200,120          52.6            2,297,492          11.48           62.1

2005.....       3            13,154           3.5              181,876          13.83            4.9

2009.....       1            11,800           3.1              106,200           9.00            2.9
---------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average      26           380,270         100.0            3,696,611           9.72          100.0
=========================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2) Excludes all unleased space as of September 30, 2000.
(3) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning October 1, 2000, assuming that none of the tenants exercise renewal options:

                                                                           AVERAGE ANNUAL
                                          PERCENTAGE OF                    RENT PER NET
                          NET RENTABLE    TOTAL LEASED       ANNUALIZED       RENTABLE      PERCENTAGE OF
                          AREA SUBJECT    SQUARE FEET       BASE RENTAL     SQUARE FOOT      ANNUAL BASE
            NUMBER OF     TO EXPIRING    REPRESENTED BY    REVENUE UNDER    REPRESENTED      RENT UNDER
YEAR OF      LEASES         LEASES          EXPIRING          EXPIRING      BY EXPIRING       EXPIRING
EXPIRATION  EXPIRING (1)   (SQ. FT.)      LEASES (%) (2)    LEASES ($) (2)   LEASES ($)      LEASES (%)
---------------------------------------------------------------------------------------------------------
2004.....       1            9,300           53.8             195,000          20.97           42.4

2012 ....       1            8,000           46.2             265,000          33.12           57.6
---------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average       2           17,300          100.0             460,000          26.59          100.0
=========================================================================================================

(1) Includes stand-alone retail property tenants only.
(2) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company's 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:


                                                      ANNUALIZED       PERCENTAGE OF                   PERCENTAGE OF
                                                      BASE RENTAL         COMPANY           SQUARE     TOTAL COMPANY
                                                        REVENUE       ANNUALIZED BASE        FEET         LEASED
INDUSTRY CLASSIFICATION (3)                           ($) (1) (2)     RENTAL REVENUE (%)    LEASED      SQ. FT. (%)
--------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial      55,729,695          11.7            2,432,166         9.5
Manufacturing                                          45,708,719           9.6            2,783,481        10.8
Computer System Design Svcs.                           33,084,068           6.9            1,741,300         6.8
Telecommunications                                     33,039,867           6.9            1,916,338         7.5
Insurance Carriers & Related Activities                32,862,919           6.9            1,691,347         6.6
Legal Services                                         28,284,033           5.9            1,290,600         5.0
Credit Intermediation & Related Activities             22,207,798           4.7            1,292,770         5.0
Health Care & Social Assistance                        21,182,902           4.4            1,092,651         4.3
Wholesale Trade                                        17,242,929           3.6            1,258,651         4.9
Accounting/Tax Prep.                                   16,003,515           3.4              756,209         2.9
Other Professional                                     14,220,519           3.0              854,137         3.3
Retail Trade                                           14,065,403           3.0              835,520         3.3
Information Services                                   13,351,863           2.8              620,886         2.4
Publishing Industries                                  12,477,476           2.6              554,908         2.2
Arts, Entertainment & Recreation                       11,127,747           2.3              762,687         3.0
Public Administration                                  10,342,969           2.2              364,158         1.4
Transportation                                          8,942,683           1.9              681,303         2.7
Other Services (except Public Administration)           8,884,731           1.9              692,497         2.7
Advertising/Related Services                            8,834,682           1.8              416,075         1.6
Real Estate & Rental & Leasing                          8,071,699           1.7              406,442         1.6
Management/Scientific                                   7,619,815           1.6              383,322         1.5
Management of Companies & Finance                       7,004,618           1.5              358,259         1.4
Architectural/Engineering                               6,719,221           1.4              350,015         1.4
Scientific Research/Development                         6,314,351           1.3              361,423         1.4
Data Processing Services                                6,089,948           1.3              279,577         1.1
Construction                                            4,673,760           1.0              261,426         1.0
Educational Services                                    3,738,237           0.8              210,296         0.8
Utilities                                               3,709,825           0.8              181,388         0.7
Specialized Design Services                             3,444,366           0.7              163,686         0.6
Admin. & Support, Waste Mgt. &  Remediation Svc.        3,423,484           0.7              226,448         0.9
Other                                                   8,119,916           1.7              438,543         1.7
--------------------------------------------------------------------------------------------------------------------
Totals                                                476,523,758         100.0           25,658,509       100.0
====================================================================================================================

(1) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(3) The Company's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

The following table lists the Company's 25 largest markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:


                                                    ANNUALIZED          PERCENTAGE OF
                                                    BASE RENTAL            COMPANY                TOTAL
                                                      REVENUE          ANNUALIZED BASE        PROPERTY SIZE       PERCENTAGE OF
MARKET (MSA)                                        ($) (1) (2)       RENTAL REVENUE (%)      RENTABLE AREA      RENTABLE AREA (%)
----------------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                   82,647,106             17.4                4,530,091             16.8
New York, NY (Westchester-Rockland Counties)         79,852,486             16.8                4,696,178             17.4
Newark, NJ (Essex-Morris-Union Counties)             72,472,482             15.2                3,444,598             12.8
Jersey City, NJ                                      42,369,281              8.9                2,094,470              7.8
Philadelphia, PA-NJ                                  38,159,668              8.0                2,710,346             10.0
Washington, DC-MD-VA                                 18,961,873              4.0                  616,549              2.3
Denver, CO                                           17,158,536              3.6                1,007,931              3.7
Middlesex-Somerset-Hunterdon, NJ                     14,943,187              3.1                  791,051              2.9
Dallas, TX                                           14,887,035              3.1                  959,463              3.6
Trenton, NJ (Mercer County)                          12,175,360              2.6                  672,365              2.5
San Francisco, CA                                    12,137,821              2.5                  450,891              1.7
San Antonio, TX                                      11,882,673              2.5                  940,302              3.5
Stamford-Norwalk, CT                                  9,254,783              1.9                  527,250              1.9
Houston, TX                                           8,761,211              1.8                  700,008              2.6
Monmouth-Ocean, NJ                                    7,272,457              1.5                  577,423              2.1
Nassau-Suffolk, NY                                    5,762,698              1.2                  261,849              1.0
Phoenix-Mesa, AZ                                      5,535,201              1.2                  416,967              1.5
Tampa-St. Petersburg-Clearwater, FL                   3,645,220              0.8                  297,429              1.1
Boulder-Longmont, CO                                  3,600,741              0.8                  270,421              1.0
Bridgeport, CT                                        3,260,251              0.7                  145,487              0.5
Omaha, NE-IA                                          3,050,207              0.6                  319,535              1.2
Colorado Springs, CO                                  2,810,124              0.6                  209,987              0.8
Dutchess County, NY                                   2,217,687              0.5                  118,727              0.4
Atlantic-Cape May, NJ                                 1,464,090              0.3                   80,344              0.3
Fort Worth-Arlington, TX                              1,102,116              0.2                   74,429              0.3
Other                                                 1,139,464              0.2                   72,265              0.3
----------------------------------------------------------------------------------------------------------------------------------
Totals                                              476,523,758            100.0               26,986,356            100.0
==================================================================================================================================

(1) Annualized base rental revenue is based on actual September 2000 billings times 12. For leases whose rent commences after October 1, 2000, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

                               PROPERTY LISTING

                              OFFICE PROPERTIES

                                                                                        PERCENTAGE OF
                                                          PERCENTAGE                    TOTAL OFFICE,
                                               NET          LEASED         ANNUAL        OFFICE/FLEX,        AVERAGE
                                            RENTABLE         AS OF          BASE       AND INDUSTRIAL/      BASE RENT
PROPERTY                          YEAR         AREA         9/30/00         RENT          WAREHOUSE        PER SQ. FT.
LOCATION                          BUILT     (SQ. FT.)       (%) (1)     ($000'S) (2)     BASE RENT (%)     ($) (3) (5)
----------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive................  1987       40,422         100.0            784            0.16             19.40
200 Decadon Drive................  1991       39,922          95.3            732            0.15             19.24

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Route 208 North............  1987      143,000          96.0          3,476            0.70             25.32
FORT LEE
One Bridge Plaza.................  1981      200,000          92.9          4,711            0.95             25.36
2115 Linwood Avenue..............  1981       68,000          99.7            947            0.19             13.97
LITTLE FERRY
200 Riser Road...................  1974      286,628         100.0          1,885            0.38              6.58
MONTVALE
95 Chestnut Ridge Road...........  1975       47,700         100.0            570            0.12             11.95
135 Chestnut Ridge Road..........  1981       66,150          99.7            801            0.16             12.15
PARAMUS
15 East Midland Avenue...........  1988      259,823         100.0          6,636            1.34             25.54
461 From Road....................  1988      253,554          99.8          6,028            1.22             23.82
650 From Road....................  1978      348,510         100.0          7,485            1.52             21.48
140 Ridgewood Avenue.............  1981      239,680         100.0          5,212            1.06             21.75
61 South Paramus Avenue..........  1985      269,191         100.0          5,953            1.21             22.11
ROCHELLE PARK
120 Passaic Street...............  1972       52,000          99.6            750            0.15             14.48
365 West Passaic Street..........  1976      212,578          92.4          3,802            0.77             19.36
UPPER SADDLE RIVER
1 Lake Street....................  1973/94   474,801         100.0          7,466            1.51             15.72
10 Mountainview Road.............  1986      192,000         100.0          3,877            0.78             20.19
WOODCLIFF LAKE
400 Chestnut Ridge Road..........  1982       89,200         100.0          2,130            0.43             23.88
470 Chestnut Ridge Road..........  1987       52,500         100.0          1,192            0.24             22.70
530 Chestnut Ridge Road..........  1986       57,204         100.0          1,166            0.24             20.38
50 Tice Boulevard................  1984      235,000         100.0          4,744            0.96             20.19
300 Tice Boulevard...............  1991      230,000         100.0          5,014            1.02             21.80

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
224 Strawbridge Drive............  1984       74,000          98.1          1,261            0.26             17.37
228 Strawbridge Drive............  1984       74,000         100.0          1,434            0.29             19.38

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway.........  1980      247,476         100.0          5,860            1.19             23.68
ROSELAND
101 Eisenhower Parkway...........  1980      237,000          95.1          4,158            0.84             18.45
103 Eisenhower Parkway...........  1985      151,545         100.0          3,295            0.67             21.74

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
95 Christopher Columbus Drive (7)  1989        n/a            n/a           7,000            1.42              n/a
Harborside Financial Center
Plaza 1..........................  1983      400,000          99.0          3,311            0.67              8.36
Harborside Financial Center
Plaza 2..........................  1990      761,200         100.0         18,228            3.69             23.95
Harborside Financial Center
Plaza 3..........................  1990      725,600         100.0         17,375            3.52             23.95
Harborside Financial Center
Plaza 4-A (4)....................  2000      207,670          88.7          3,306            0.67             31.49(8)

                               PROPERTY LISTING

                              OFFICE PROPERTIES
                                 (CONTINUED)


                                                                                        PERCENTAGE OF
                                                          PERCENTAGE                    TOTAL OFFICE,
                                               NET          LEASED         ANNUAL        OFFICE/FLEX,        AVERAGE
                                            RENTABLE         AS OF          BASE       AND INDUSTRIAL/      BASE RENT
PROPERTY                          YEAR         AREA         9/30/00         RENT          WAREHOUSE        PER SQ. FT.
LOCATION                          BUILT     (SQ. FT.)       (%) (1)     ($000'S) (2)     BASE RENT (%)     ($) (3) (5)
----------------------------------------------------------------------------------------------------------------------
MERCER COUNTY, NEW JERSEY
PRINCETON
400 Alexander Road (6)...........  1987        n/a             n/a            148           0.03              n/a
103 Carnegie Center..............  1984      96,000           100.0         2,286           0.46             23.81
100 Overlook Center .............  1988     149,600            68.6         3,659           0.74             35.65
5 Vaughn Drive...................  1987      98,500           100.0         2,297           0.47             23.32

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road..............  1977      40,000           100.0           374           0.08              9.33
PLAINSBORO
500 College Road East............  1984     158,235           100.0         3,402           0.69             21.50
SOUTH BRUNSWICK
3 Independence Way...............  1983     111,300           100.0         2,186           0.44             19.64
WOODBRIDGE
581 Main Street..................  1991     200,000           100.0         4,645           0.94             23.23

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66....................  1989     180,000           100.0         2,413           0.49             13.41
WALL TOWNSHIP
1305 Campus Parkway..............  1988      23,350            76.1           486           0.10             27.35
1350 Campus Parkway..............  1990      79,747            99.9         1,358           0.27             17.05

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Turnpike............  1987     168,144           100.0         4,119           0.83             24.50
MORRIS PLAINS
201 Littleton Road...............  1979      88,369           100.0         1,831           0.37             20.72
250 Johnson Road.................  1977      75,000           100.0         1,174           0.24             15.65
MORRIS TOWNSHIP
340 Mt. Kemble Avenue............  1985     387,000           100.0         5,529           1.12             14.29
412 Mt. Kemble Avenue (7)........  1986        n/a             n/a          4,755           0.96              n/a
PARSIPPANY
7 Campus Drive...................  1982     154,395           100.0         2,553           0.52             16.54
8 Campus Drive ..................  1987     215,265           100.0         5,365           1.09             24.92
2 Dryden Way.....................  1990       6,216           100.0            68           0.01             10.94
4 Gatehall Drive (4).............  1988     248,480            92.3         5,819           1.18             25.37
2 Hilton Court...................  1991     181,592            99.7         4,633           0.94             25.59
600 Parsippany Road..............  1978      96,000           100.0         1,446           0.29             15.06
1 Sylvan Way.....................  1989     150,557           100.0         3,519           0.71             23.37
5 Sylvan Way.....................  1989     151,383           100.0         3,448           0.70             22.78
7 Sylvan Way.....................  1987     145,983           100.0         2,920           0.59             20.00

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue...............  1983      75,000            70.1           966           0.21             18.37
TOTOWA
999 Riverview Drive..............  1988      56,066           100.0           948           0.19             16.91
WAYNE
201 Willowbrook Boulevard........  1970     178,329            99.0         2,422           0.49             13.72

                               PROPERTY LISTING

                              OFFICE PROPERTIES
                                 (CONTINUED)

                                                                                        PERCENTAGE OF
                                                          PERCENTAGE                    TOTAL OFFICE,
                                               NET          LEASED         ANNUAL        OFFICE/FLEX,        AVERAGE
                                            RENTABLE         AS OF          BASE       AND INDUSTRIAL/      BASE RENT
PROPERTY                          YEAR         AREA         9/30/00         RENT          WAREHOUSE        PER SQ. FT.
LOCATION                          BUILT     (SQ. FT.)       (%) (1)     ($000'S) (2)     BASE RENT (%)     ($) (3) (5)
----------------------------------------------------------------------------------------------------------------------
SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road................  1986      49,000          100.0          744             0.15              15.18
233 Mt. Airy Road................  1987      66,000          100.0          762             0.15              11.55
BERNARDS TOWNSHIP
106 Allen Road (4)...............  2000     132,010           72.5          960             0.19              25.31(8)
BRIDGEWATER
721 Route 202/206................  1989     192,741          100.0        4,152             0.84              21.54

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue................  1985     182,555          100.0        4,617             0.93              25.29
CRANFORD
6 Commerce Drive.................  1973      56,000           90.3          954             0.19              18.87
11 Commerce Drive................  1981      90,000           91.2        1,031             0.21              12.56
12 Commerce Drive................  1967      72,260           96.3          610             0.12               8.77
20 Commerce Drive................  1990     176,600           98.8        3,962             0.80              22.71
65 Jackson Drive.................  1984      82,778          100.0        1,571             0.32              18.98
NEW PROVIDENCE
890 Mountain Road................  1977      80,000          100.0        2,054             0.42              25.68

----------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                  11,430,809           98.0      236,775            47.95              21.14
----------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive.............  1987     118,727           98.3        2,176             0.44              18.64

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
111 East Shore Road..............  1980      55,575          100.0        1,516             0.31              27.28
600 Community Drive..............  1983     206,274          100.0        4,820             0.98              23.37

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard..............  1988     180,000          100.0        3,616             0.73              20.09

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road..............  1975      60,000          100.0          960             0.19              16.00
101 Executive Boulevard..........  1971      50,000           79.5          806             0.16              20.28
555 Taxter Road (4)..............  1986     170,554          100.0        4,029             0.82              23.62
565 Taxter Road (4)..............  1988     170,554           85.4        3,235             0.66              22.21
570 Taxter Road..................  1972      75,000           95.0        1,405             0.28              19.72
HAWTHORNE
30 Saw Mill River Road...........  1982     248,400          100.0        5,216             1.06              21.00
1 Skyline Drive..................  1980      20,400           99.0          261             0.05              12.92
2 Skyline Drive..................  1987      30,000           98.9          510             0.10              17.19
17 Skyline Drive.................  1989      85,000          100.0        1,234             0.25              14.52
7 Skyline Drive..................  1987     109,000          100.0        2,157             0.44              19.79
TARRYTOWN
200 White Plains Road............  1982      89,000           88.1        1,718             0.35              21.91
220 White Plains Road............  1984      89,000           99.4        2,049             0.41              23.16
WHITE PLAINS
1 Barker Avenue..................  1975      68,000           96.3        1,604             0.32              24.49
3 Barker Avenue..................  1983      65,300           93.3        1,265             0.26              20.76
50 Main Street...................  1985     309,000          100.0        7,710             1.56              24.95
11 Martine Avenue................  1987     180,000          100.0        4,520             0.92              25.11
1 Water Street...................  1979      45,700           99.8        1,020             0.21              22.36

                               PROPERTY LISTING

                              OFFICE PROPERTIES
                                 (CONTINUED)

                                                                                        PERCENTAGE OF
                                                          PERCENTAGE                    TOTAL OFFICE,
                                               NET          LEASED         ANNUAL        OFFICE/FLEX,        AVERAGE
                                            RENTABLE         AS OF          BASE       AND INDUSTRIAL/      BASE RENT
PROPERTY                          YEAR         AREA         9/30/00         RENT          WAREHOUSE        PER SQ. FT.
LOCATION                          BUILT     (SQ. FT.)       (%) (1)     ($000'S) (2)     BASE RENT (%)     ($) (3) (5)
----------------------------------------------------------------------------------------------------------------------
YONKERS
1 Executive Boulevard............  1982      112,000         100.0         2,379            0.48             21.24
3 Executive Plaza................  1987       58,000         100.0         1,403            0.28             24.19

----------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                      2,595,484          97.7        55,609           11.26             21.93
----------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive.............  1989       60,696          93.0         1,481            0.30             26.24
1055 Westlakes Drive.............  1990      118,487         100.0         2,298            0.47             19.39
1205 Westlakes Drive.............  1988      130,265          99.8         2,880            0.58             22.15
1235 Westlakes Drive.............  1986      134,902          99.7         3,155            0.64             23.46

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive................  1986       95,000         100.0         1,161            0.24             12.22
200 Stevens Drive................  1987      208,000         100.0         3,900            0.79             18.75
300 Stevens Drive................  1992       68,000          93.3         1,282            0.26             20.21
MEDIA
1400 Providence Road - Center I    1986      100,000          81.3         1,780            0.36             21.89
1400 Providence Road - Center II   1990      160,000          80.3         3,026            0.61             23.55

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue..............  1990      100,700         100.0         1,890            0.38             18.77
PLYMOUTH MEETING
1150 Plymouth Meeting Mall.......  1970      167,748          89.4         2,746            0.56             18.31
Five Sentry Parkway East.........  1984       91,600         100.0         1,499            0.30             16.36
Five Sentry Parkway West.........  1984       38,400         100.0           676            0.14             17.60

----------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                  1,473,798          94.7        27,774            5.63             19.89
----------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam..................  1973      121,250          98.3         2,865            0.58             24.04
NORWALK
40 Richards Avenue...............  1985      145,487          99.2         2,885            0.58             19.99
SHELTON
1000 Bridgeport Avenue...........  1986      133,000          94.9         2,243            0.45             17.77

----------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                     399,737          97.5         7,993            1.61             20.51
----------------------------------------------------------------------------------------------------------------------

DISTRICT OF COLUMBIA
WASHINGTON
1201 Connecticut Avenue, NW......  1940      169,549          96.6         4,864            0.98             29.70
1400 L Street, NW................  1987      159,000          98.7         5,871            1.19             37.41
1709 New York Avenue, NW.........  1972      166,000         100.0         7,209            1.46             43.43

----------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE            494,549          98.4        17,944            3.63             36.87
----------------------------------------------------------------------------------------------------------------------

                               PROPERTY LISTING

                              OFFICE PROPERTIES
                                 (CONTINUED)

                                                                                        PERCENTAGE OF
                                                          PERCENTAGE                    TOTAL OFFICE,
                                               NET          LEASED         ANNUAL        OFFICE/FLEX,        AVERAGE
                                            RENTABLE         AS OF          BASE       AND INDUSTRIAL/      BASE RENT
PROPERTY                          YEAR         AREA         9/30/00         RENT          WAREHOUSE        PER SQ. FT.
LOCATION                          BUILT     (SQ. FT.)       (%) (1)     ($000'S) (2)     BASE RENT (%)     ($) (3) (5)
----------------------------------------------------------------------------------------------------------------------
PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place..........  1989        122,000         92.9          2,443            0.49             21.55

----------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                        122,000         92.9          2,443            0.49             21.55
----------------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive........  1986        248,700         94.8          4,339            0.88             18.40
1777 N.E. Loop 410.............  1986        256,137         91.1          3,728            0.75             15.98
84 N.E. Loop 410...............  1971        187,312         89.9          2,530            0.51             15.02
111 Soledad....................  1918        248,153         93.0          2,519            0.51             10.92

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place.............  1986         97,889         80.8          1,464            0.30             18.51

DALLAS COUNTY,TEXAS
DALLAS
3030 LBJ Freeway...............  1984        367,018         95.4          6,438            1.30             18.39
3100 Monticello................  1984        173,837         93.8          2,723            0.55             16.70
8214 Westchester...............  1983         95,509         81.3          1,292            0.26             16.64
IRVING
2300 Valley View...............  1985        142,634         88.6          2,057            0.42             16.28
RICHARDSON
1122 Alma Road.................  1977         82,576        100.0            607            0.12              7.35

HARRIS COUNTY, TEXAS
HOUSTON
14511 Falling Creek............  1982         70,999         98.8            891            0.18             12.70
5225 Katy Freeway..............  1983        112,213         93.3          1,494            0.30             14.27
5300 Memorial..................  1982        155,099         99.3          2,219            0.45             14.41
1717 St. James Place...........  1975        109,574         91.7          1,349            0.27             13.43
1770 St. James Place...........  1973        103,689         89.3          1,398            0.28             15.10
10497 Town & Country Way.......  1981        148,434         77.6          1,824            0.37             15.84

POTTER COUNTY, TEXAS
AMARILLO
6900 IH - 40 West (7)..........  1986          n/a            n/a            320            0.06               n/a

TARRANT COUNTY, TEXAS
EULESS
150 West Parkway...............  1984         74,429         95.9          1,044            0.21             14.63

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy.
South (7)......................  1985          n/a            n/a          5,682            1.15              n/a

----------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                         2,674,202         91.8         43,918            8.87             17.88
----------------------------------------------------------------------------------------------------------------------

                               PROPERTY LISTING

                              OFFICE PROPERTIES
                                 (CONTINUED)

                                                                                        PERCENTAGE OF
                                                          PERCENTAGE                    TOTAL OFFICE,
                                               NET          LEASED         ANNUAL        OFFICE/FLEX,        AVERAGE
                                            RENTABLE         AS OF          BASE       AND INDUSTRIAL/      BASE RENT
PROPERTY                          YEAR         AREA         9/30/00         RENT          WAREHOUSE        PER SQ. FT.
LOCATION                          BUILT     (SQ. FT.)       (%) (1)     ($000'S) (2)     BASE RENT (%)     ($) (3) (5)
----------------------------------------------------------------------------------------------------------------------
MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard.....  1991        181,596         100.0         1,613            0.33              8.88
PHOENIX
19640 North 31st Street........  1990        124,171         100.0         1,192            0.24              9.60
20002 North 19th Avenue (6)....  1986          n/a            n/a            137            0.04               n/a
SCOTTSDALE
9060 E. Via Linda Boulevard....  1984        111,200         100.0         2,408            0.49             21.65

----------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                         416,967         100.0         5,350            1.10             12.83
----------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street.....  1997        108,240         100.0         2,911            0.59             26.89
DENVER
400 South Colorado Boulevard...  1983        125,415          97.8         2,134            0.43             17.40
ENGLEWOOD
9359 East Nichols Avenue.......  1997         72,610         100.0           903            0.18             12.44
5350 South Roslyn Street.......  1982         63,754          96.2         1,068            0.22             17.41

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court.....  1997         37,574         100.0           547            0.11             14.56
303 South Technology Court-A...  1997         34,454         100.0           427            0.09             12.39
303 South Technology Court-B...  1997         40,416         100.0           427            0.09             10.57
LOUISVILLE
1172 Century Drive.............  1996         49,566         100.0           568            0.12             11.46
248 Centennial Parkway.........  1996         39,266         100.0           567            0.11             14.44
285 Century Place..............  1997         69,145         100.0         1,115            0.23             16.13

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite............  1974        133,743         100.0         1,291            0.26              9.65

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
384 Inverness Drive South......  1985         51,523         100.0           820            0.17             15.92
400 Inverness Drive............  1997        111,608          99.9         2,759            0.56             24.75
67 Inverness Drive East........  1996         54,280         100.0           674            0.14             12.42
5975 South Quebec Street.......  1996        102,877          99.8         2,374            0.48             23.12
PARKER
9777 Pyramid Court.............  1995        120,281         100.0         1,323            0.27             11.00

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer..................  1998         47,368         100.0           602            0.12             12.71
1975 Research Parkway..........  1997        115,250         100.0         1,680            0.34             14.58
2375 Telstar Drive.............  1998         47,369         100.0           602            0.12             12.71

                               PROPERTY LISTING

                              OFFICE PROPERTIES
                                 (CONTINUED)


                                                                                        PERCENTAGE OF
                                                          PERCENTAGE                    TOTAL OFFICE,
                                               NET          LEASED         ANNUAL        OFFICE/FLEX,        AVERAGE
                                            RENTABLE         AS OF          BASE       AND INDUSTRIAL/      BASE RENT
PROPERTY                          YEAR         AREA         9/30/00         RENT          WAREHOUSE        PER SQ. FT.
LOCATION                          BUILT     (SQ. FT.)       (%) (1)     ($000'S) (2)     BASE RENT (%)     ($) (3) (5)
----------------------------------------------------------------------------------------------------------------------
JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard............  1985         63,600         98.9          1,087            0.22             17.28

----------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                      1,488,339         99.6         23,879            4.85             16.11
----------------------------------------------------------------------------------------------------------------------

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (4)..........  1977        183,445        100.0          5,468            1.11             29.81
760 Market Street..............  1908        267,446         96.8          8,148            1.65             31.47

----------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                      450,891         98.1         13,616            2.76             30.78
----------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard..........  1982        297,429         91.4          3,861            0.78             14.20

----------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                         297,429         91.4          3,861            0.78             14.20
----------------------------------------------------------------------------------------------------------------------


POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway...........  1988         72,265        100.0          1,127            0.23             15.60

----------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                             72,265        100.0          1,127            0.23             15.60
----------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street..........  1894        319,535         93.4          3,291            0.67             11.03

----------------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                        319,535         93.4          3,291            0.67             11.03
----------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE PROPERTIES                   22,236,005         97.0        443,580           89.83             20.57
======================================================================================================================

                               PROPERTY LISTING

                            OFFICE/FLEX PROPERTIES


                                                                          PERCENTAGE OF
                                                 PERCENTAGE               TOTAL OFFICE,
                                          NET      LEASED      ANNUAL     OFFICE/FLEX,      AVERAGE
                                       RENTABLE    AS OF        BASE     AND INDUSTRIAL/   BASE RENT
PROPERTY                       YEAR      AREA     9/30/00      RENT        WAREHOUSE       PER SQ. FT.
LOCATION                       BUILT   (SQ. FT.)  (%) (1)   ($000'S) (2)   BASE RENT (%)  ($) (3) (5)
-------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
----------
3 Terri Lane...................1991    64,500      61.4         370           0.07             9.34
5 Terri Lane...................1992    74,555      83.9         362           0.07             5.79

MOORESTOWN
2 Commerce Drive (4)...........1986    49,000     100.0         363           0.07             7.42
101 Commerce Drive.............1988    64,700     100.0         336           0.07             5.19
102 Commerce Drive (4).........1987    38,400      87.5         182           0.04             5.43
201 Commerce Drive.............1986    38,400     100.0         196           0.04             5.10
202 Commerce Drive (4).........1988    51,200     100.0         268           0.05             5.24
1 Executive Drive..............1989    20,570     100.0         138           0.03             6.71
2 Executive Drive (4)..........1988    60,800     100.0         475           0.10             5.43
101 Executive Drive............1990    29,355      70.5         124           0.03             5.99
102 Executive Drive............1990    64,000      80.0         406           0.08             7.93
225 Executive Drive............1990    50,600     100.0         336           0.07             6.64
97 Foster Road.................1982    43,200     100.0         187           0.04             4.33
1507 Lancer Drive..............1995    32,700     100.0         139           0.03             4.25
1510 Lancer Drive..............1998    88,000     100.0         370           0.07             4.20
1256 North Church..............1984    63,495      68.9         262           0.05             8.27
840 North Lenola Road..........1995    38,300     100.0         271           0.05            10.27
844 North Lenola Road..........1995    28,670     100.0         213           0.04             7.43
915 North Lenola Road (4)......1998    52,488     100.0         283           0.06             5.38
30 Twosome Drive...............1997    39,675     100.0         224           0.05             5.65
40 Twosome Drive...............1996    40,265      63.1         172           0.03             6.77
50 Twosome Drive...............1997    34,075     100.0         268           0.05             7.87

WEST DEPTFORD
1451 Metropolitan Drive        1996    21,600     100.0         148           0.03             6.85

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive..............1989    13,275        --          --             --               --
200 Horizon Drive..............1991    45,770     100.0         447           0.09             9.77
300 Horizon Drive..............1989    69,780      73.8         752           0.15            14.60
500 Horizon Drive..............1990    41,205      57.8         276           0.06            11.59

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1325 Campus Parkway............1988    35,000     100.0         310           0.06             8.86
1340 Campus Parkway............1992    72,502     100.0         802           0.16            11.06
1345 Campus Parkway............1995    76,300     100.0         709           0.14             9.29
1433 Highway 34................1985    69,020      89.5         490           0.10             7.93
1320 Wyckoff Avenue............1986    20,336     100.0          88           0.02             4.33
1324 Wyckoff Avenue............1987    21,168     100.0         183           0.04             8.65

PASSAIC COUNTY, NEW JERSEY
TOTOWA
1 Center Court.................1999    38,961      37.8         141           0.03             9.57
2 Center Court.................1998    30,600      99.3         351           0.07            11.55
11 Commerce Way................1989    47,025     100.0         510           0.10            10.85
20 Commerce Way................1992    42,540     100.0         433           0.09            10.18
29 Commerce Way................1990    48,930     100.0         493           0.10            10.08
40 Commerce Way................1987    50,576     100.0         559           0.11            11.05
45 Commerce Way................1992    51,207     100.0         498           0.10             9.73
60 Commerce Way................1988    50,333     100.0         396           0.08             7.87
80 Commerce Way................1996    22,500     100.0         282           0.06            12.53


                               PROPERTY LISTING

                            OFFICE/FLEX PROPERTIES
                                 (CONTINUED)


                                                                          PERCENTAGE OF
                                                 PERCENTAGE               TOTAL OFFICE,
                                          NET      LEASED      ANNUAL     OFFICE/FLEX,      AVERAGE
                                       RENTABLE    AS OF        BASE     AND INDUSTRIAL/   BASE RENT
PROPERTY                       YEAR      AREA     9/30/00      RENT        WAREHOUSE       PER SQ. FT.
LOCATION                       BUILT   (SQ. FT.)  (%) (1)   ($000'S) (2)   BASE RENT (%)  ($) (3) (5)
-------------------------------------------------------------------------------------------------------

100 Commerce Way...............1996    24,600     100.0         299           0.06            11.79
120 Commerce Way...............1994     9,024     100.0          95           0.04            21.05
140 Commerce Way...............1994    26,881      99.5         286           0.04             7.10

-------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX        1,996,081      90.5      14,493           2.92             8.02
-------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road.............1974    31,800     100.0         321           0.06            10.09
75 Clearbrook Road.............1990    32,720     100.0         816           0.17            24.94
150 Clearbrook Road............1975    74,900      93.8       1,041           0.21            14.82
175 Clearbrook Road............1973    98,900      98.5       1,439           0.29            14.77
200 Clearbrook Road............1974    94,000      99.8       1,198           0.24            12.77
250 Clearbrook Road............1973   155,000      94.5       1,315           0.27             8.98
50 Executive Boulevard.........1969    45,200      97.2         384           0.08             8.74
77 Executive Boulevard.........1977    13,000      55.4         137           0.03            19.02
85 Executive Boulevard.........1968    31,000      99.4         446           0.09            14.47
300 Executive Boulevard........1970    60,000      99.7         589           0.12             9.85
350 Executive Boulevard........1970    15,400      98.8         243           0.05            15.97
399 Executive Boulevard........1962    80,000     100.0         968           0.20            12.10
400 Executive Boulevard........1970    42,200     100.0         610           0.12            14.45
500 Executive Boulevard........1970    41,600     100.0         594           0.12            14.28
525 Executive Boulevard........1972    61,700     100.0         874           0.18            14.17
1 Westchester Plaza............1967    25,000     100.0         298           0.06            11.92
2 Westchester Plaza............1968    25,000     100.0         421           0.09            16.84
3 Westchester Plaza............1969    93,500      98.5       1,123           0.23            12.19
4 Westchester Plaza............1969    44,700      99.8         629           0.13            14.10
5 Westchester Plaza............1969    20,000     100.0         298           0.06            14.90
6 Westchester Plaza............1968    20,000     100.0         302           0.06            15.10
7 Westchester Plaza............1972    46,200     100.0         650           0.13            14.07
8 Westchester Plaza............1971    67,200     100.0         872           0.18            12.98

HAWTHORNE
200 Saw Mill River Road........1965    51,100     100.0         616           0.12            12.05
4 Skyline Drive................1987    80,600     100.0       1,255           0.25            15.57
8 Skyline Drive................1985    50,000      98.9         828           0.17            16.74
10 Skyline Drive...............1985    20,000     100.0         283           0.06            14.15
11 Skyline Drive...............1989    45,000     100.0         689           0.14            15.31
12 Skyline Drive...............1999    46,850     100.0         760           0.15            16.22
15 Skyline Drive...............1989    55,000     100.0         952           0.19            17.31

YONKERS
100 Corporate Boulevard........1987    78,000      98.2       1,342           0.27            17.52
200 Corporate Boulevard South..1990    84,000      99.8       1,387           0.28            16.54
4 Executive Plaza..............1986    80,000      99.9       1,039           0.21            13.00
6 Executive Plaza..............1987    80,000     100.0       1,069           0.22            13.36
1 Odell Plaza..................1980   106,000     100.0       1,269           0.26            11.97
5 Odell Plaza..................1983    38,400      99.6         519           0.11            13.57
7 Odell Plaza..................1984    42,600      99.6         665           0.13            15.67

-------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX          2,076,570      98.7      28,241           5.73            13.78
-------------------------------------------------------------------------------------------------------


                               PROPERTY LISTING

                            OFFICE/FLEX PROPERTIES
                                 (CONTINUED)

                                                                          PERCENTAGE OF
                                                 PERCENTAGE               TOTAL OFFICE,
                                          NET      LEASED      ANNUAL     OFFICE/FLEX,      AVERAGE
                                       RENTABLE    AS OF        BASE     AND INDUSTRIAL/   BASE RENT
PROPERTY                       YEAR      AREA     9/30/00      RENT        WAREHOUSE       PER SQ. FT.
LOCATION                       BUILT   (SQ. FT.)  (%) (1)   ($000'S) (2)   BASE RENT (%)  ($) (3) (5)
-------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue................1986     88,000       96.8     1,426           0.29            16.74
500 West Avenue................1988     25,000      100.0       384           0.08            15.36
550 West Avenue................1990     54,000      100.0       779           0.16            14.43
600 West Avenue (4)............1999     66,000      100.0       684           0.14            10.36
650 West Avenue................1998     40,000      100.0       631           0.13            15.78

-------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX          273,000       99.0     3,904           0.80            14.45
-------------------------------------------------------------------------------------------------------


TOTAL OFFICE/FLEX PROPERTIES         4,345,651       95.0    46,638           9.45            11.30
=======================================================================================================

                               PROPERTY LISTING

                       INDUSTRIAL/WAREHOUSE PROPERTIES

                                                                      PERCENTAGE OF
                                               PERCENTAGE              TOTAL OFFICE,
                                        NET     LEASED      ANNUAL      OFFICE/FLEX,     AVERAGE
                                     RENTABLE    AS OF       BASE      AND INDUSTRIAL/  BASE RENT
PROPERTY                       YEAR    AREA     9/30/00      RENT        WAREHOUSE      PER SQ. FT.
LOCATION                       BUILT (SQ. FT.)   (%)(1)   ($000'S)(2)    BASE RENT (%)   ($)(3)(5)
---------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane.......        1957    6,600     100.0        57           0.01            8.64
2 Warehouse Lane.......        1957   10,900     100.0       118           0.02           10.83
3 Warehouse Lane.......        1957   77,200     100.0       290           0.06            3.76
4 Warehouse Lane.......        1957  195,500      97.4     1,943           0.39           10.20
5 Warehouse Lane.......        1957   75,100      97.1       753           0.15           10.33
6 Warehouse Lane.......        1982   22,100     100.0       514           0.09           23.26

---------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE
PROPERTIES                           387,400      98.1     3,675           0.72            9.67
---------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                      26,969,056      96.7   493,893          100.0           18.95
===================================================================================================


(1)   Based on all leases in effect as of September 30, 2000.
(2) Total base rent for 12 months ended September 30, 2000, determined in accordance with GAAP. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For those properties acquired or placed in service during the 12 months ended September 30, 2000, amounts are annualized, as per Note 4.
(3) Base rent for the 12 months ended September 30, 2000 divided by net rentable square feet leased at September 30, 2000. For those properties acquired or placed in service during 12 months ended September 30, 2000, amounts are annualized, as per Note 4.
(4) As this property was acquired or placed in service during the 12 months ended September 30, 2000, the amounts represented for base rent are annualized. These annualized amounts may not be indicative of the property's results had the Company owned or placed such property in service for the entire 12 months ended September 30, 2000.
(5)   Excludes office space leased by the Company.
(6)   The property was sold by the Company in 1999.
(7)   The property was sold by the Company in 2000.
(8)   Calculation based on square feet in service as of September 30, 2000.

---------------------------

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

Funds from operations for the three and nine month periods ended September 30, 2000 and 1999 as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):

                                                              THREE MONTHS          NINE MONTHS
                                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                             2000      1999        2000       1999
-----------------------------------------------------------------------------------------------------
   Income before gain on sales of rental property
     and minority interests                                 $16,637   $40,941   $ 102,223   $ 107,075
   Add: Real estate-related depreciation and
         amortization (1)                                    23,920    23,419      70,072      69,139
        Gain on sale of land                                     --        --       2,248          --
        Non-recurring charges                                27,911        --      37,139      16,458
   Deduct: Rental income adjustment for
            straight-lining of rents (2)                     (3,484)   (3,076)     (9,074)    (10,454)
           Minority interests:
            partially-owned properties                           --        --      (5,072)        --
-----------------------------------------------------------------------------------------------------
   Funds from operations, after adjustment
     for straight-lining of rents
     and non-recurring charges                              $64,984   $61,284   $ 197,536   $ 182,218
   Deduct: Distributions to preferred unitholders            (3,928)   (3,869)    (11,562)    (11,607)
-----------------------------------------------------------------------------------------------------
   Funds from operations, after adjustment for
     straight-lining of rents and non-recurring charges,
     after distributions to preferred unitholders           $61,056   $57,415   $ 185,974   $ 170,611
=====================================================================================================
   Cash flows provided by operating activities                                  $ 128,233   $ 162,372
   Cash flows provided by (used in)
     investing activities                                                       $  55,157   $(170,974)
   Cash flows (used in) provided by financing activities                        $(181,471)  $   3,861
-----------------------------------------------------------------------------------------------------
   Basic weighted average shares/units
     outstanding (3)                                         66,729    66,893      66,595      67,025
-----------------------------------------------------------------------------------------------------
   Diluted weighted average shares/units
     outstanding (3)                                         73,353    73,731      73,276      73,936
-----------------------------------------------------------------------------------------------------

(1) Includes the Company's share from unconsolidated joint ventures of $784 and $611 for the three months ended September 30, 2000 and 1999, respectively, and $2,204 and $2,221 for the nine months ended September 30, 2000 and 1999, respectively.
(2) Includes the Company's share from unconsolidated joint ventures of $(36) and $155 for the three months ended September 30, 2000 and 1999, respectively, and $18 and $111 for the nine months ended September 30, 2000 and 1999, respectively.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:

                                             THREE MONTHS         NINE MONTHS
                                          ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                           2000     1999         2000     1999
----------------------------------------------------------------------------------
Basic weighted average shares:            58,711   58,679       58,518   58,452
Add: Weighted average common units         8,018    8,214        8,077    8,573
----------------------------------------------------------------------------------
Basic weighted average shares/units:      66,729   66,893       66,595   67,025
Add: Weighted average preferred units      6,439    6,618        6,504    6,642
     (after conversion to common units)
Stock options                                185      220          177      269
----------------------------------------------------------------------------------

Diluted weighted average shares/units:    73,353   73,731       73,276   73,936
==================================================================================

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $1.2 billion of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2000 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

SEPTEMBER 30, 2000


LONG-TERM
DEBT, INCLUDING     10/1/00-                                                                 FAIR
CURRENT PORTION     12/31/00       2001   2002     2003     2004   THEREAFTER    TOTAL       VALUE
---------------     --------       ----   ----     ----     ----   ----------    -----       -----
Fixed Rate........  $5,421        $7,468 $3,458  $195,612 $312,195 $ 713,512   $1,237,666  $1,193,295
Average Interest
   Rate...........   7.02%         7.44%  8.20%     7.30%    7.34%     7.34%        7.33%

Variable Rate.....                               $264,483          $  32,178   $  296,661  $  296,661

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

         Not Applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 11, 2000, the Company held its Annual Meeting of Stockholders to elect five directors to the Board of Directors of the Company, among other things. At the Annual Meeting, the Shareholders elected the following Class III directors to serve until the Annual Meeting of Stockholders to be held in 2003: Martin
         S. Berger (Number of shares for: 39,930,739, Number of shares against: 4,699,647), John J. Cali (Number of shares for: 39,914,611, Number of shares against: 4,715,775), John R. Cali (Number of shares for: 39,907,949, Number of shares against: 4,722,437), Mitchell E. Hersh (Number of shares for: 41,138,064, Number of shares against:
         3,492,322) and Irvin D. Reid (Number of shares for: 39,737,527, Number of shares against: 4,892,859). The remaining members of the 13 member Board of Directors and their respective terms of offices are as follows: Class I directors, Brendan T. Byrne, Martin D. Gruss, Roy Zuckerberg and Vincent Tese, whose terms expire at the Annual Meeting of Stockholders to be held in 2001 and Class II directors, Nathan Gantcher, Earle I. Mack, William L. Mack and Alan
         G. Philibosian, whose terms expire at the Annual Meeting of Stockholders to be held in 2002. At the Annual Meeting, the stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP, independent accountants, as the Company's independent accountants for the ensuing year (Number of shares for: 43,348,760, Number of shares against:
         687,745, Number of shares abstained: 593,881). In addition, at the Annual Meeting, the stockholders also voted upon and approved the adoption of the 2000 Employee Stock Option Plan (Number of shares for: 39,736,353, Number of shares against: 4,168,463, Number of shares abstained: 725,570), and the 2000 Director Stock Option Plan (Number of shares for: 42,226,813, Number of shares against:
         1,657,693, Number of shares abstained: 745,880).

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


EXHIBIT
NUMBER            EXHIBIT TITLE
-------           -------------
4.5               Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington
                  Trust Company, as trustee (filed as Exhibit 4.4 to the
                  Company's Form 10-Q dated September 30, 1999 and incorporated herein by reference).

10.1              Amended and Restated Employment Agreement dated as of July 1,
                  1999 between Mitchell E. Hersh and Mack-Cali Realty
                  Corporation (filed as Exhibit 10.2 to the Company's Form 10-Q dated September 30, 1999 and incorporated herein by reference).

10.2              Second Amended and Restated Employment Agreement dated as of
                  July 1, 1999 between Timothy M. Jones and Mack-Cali Realty
                  Corporation (filed as Exhibit 10.3 to the Company's Form 10-Q dated September 30, 1999 and incorporated herein by reference).

10.3              Amended and Restated Employment Agreement dated as of July 1,
                  1999 between John R. Cali and Mack-Cali Realty Corporation
                  (filed as Exhibit 10.4 to the Company's Form 10-Q dated
                  September 30, 1999 and incorporated herein by reference).

10.4              Amended and Restated Employment Agreement dated as of July 1,
                  1999 between Brant Cali and Mack-Cali Realty Corporation
                  (filed as Exhibit 10.5 to the Company's Form 10-Q dated
                  September 30, 1999 and incorporated herein by reference).

10.5              Second Amended and Restated Employment Agreement dated as of
                  July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty
                  Corporation (filed as Exhibit 10.6 to the Company's Form 10-Q dated September 30, 1999 and incorporated herein by reference).

10.6              Second Amended and Restated Employment Agreement dated as of
                  July 1, 1999 between Roger W. Thomas and Mack-Cali Realty
                  Corporation (filed as Exhibit 10.7 to the Company's Form 10-Q dated September 30, 1999 and incorporated herein by reference).

10.7 Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation
                  (filed as Exhibit 10.8 to the Company's Form 10-Q dated
                  September 30, 1999 and incorporated herein by reference).

10.8 Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation
                  (filed as Exhibit 10.9 to the Company's Form 10-Q dated
                  September 30, 1999 and incorporated herein by reference).

10.9 Restricted Share Award Agreement dated as of July 1, 1999 between John R. Cali and Mack-Cali Realty Corporation (filed as Exhibit 10.10 to the Company's Form 10-Q dated September
                  30, 1999 and incorporated herein by reference).

10.10 Restricted Share Award Agreement dated as of July 1, 1999 between Brant Cali and Mack-Cali Realty Corporation (filed as
                  Exhibit 10.11 to the Company's Form 10-Q dated September 30,
                  1999 and incorporated herein by reference).

10.11 Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation
                  (filed as Exhibit 10.12 to the Company's Form 10-Q dated
                  September 30, 1999 and incorporated herein by reference).

10.12 Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation
                  (filed as Exhibit 10.13 to the Company's Form 10-Q dated
                  September 30, 1999 and incorporated herein by reference).

10.13 Credit Agreement, dated as of December 10, 1997, by and among Cali Realty, L.P. and the other signatories thereto (filed as Exhibit 10.122 to the Company's Form 8-K dated December 11,
                  1997 and incorporated herein by reference).


EXHIBIT
NUMBER            EXHIBIT TITLE
-------           -------------
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

10.18 Termination and Release Agreement, dated September 21, 2000, by and among Mack-Cali Realty Corporation, Mack-Cali Realty,
                  L.P., Prentiss Properties Trust and Prentiss Properties
                  Acquisition Partners, L.P. (filed as Exhibit 10.1 to the
                  Company's Form 8-K dated September 21, 2000 and incorporated herein by reference).

10.19             Escrow Agreement, dated September 21, 2000, by and among
                  Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Prentiss
                  Properties Trust, Prentiss Properties Acquisition Partners,
                  L.P. and Chicago Title Insurance Company, as escrow agent
                  (filed as Exhibit 10.2 to the Company's Form 8-K dated
                  September 21, 2000 and incorporated herein by reference).

10.20 Purchase and Sale Contract, dated September 21, 2000, by and between Mack-Cali Texas Property L.P. and Prentiss Properties
                  Acquisition Partners, L.P. (filed as Exhibit 10.3 to the
                  Company's Form 8-K dated September 21, 2000 and incorporated herein by reference).

*27               Financial Data Schedule

(b)   Reports on Form 8-K

      On July 3, 2000, the Company filed with the SEC, a Current Report on Form 8-K dated June 27, 2000, announcing under Item 5 that the Company and Prentiss Properties Trust, a Maryland real estate investment trust ("Prentiss") had entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") between the Company and Prentiss.

      On July 17, 2000, the Company filed with the SEC, a Current Report on Form 8-K dated June 27, 2000, filing under Item 5 the Merger Agreement and related exhibits.

      On September 22, 2000, the Company filed with the SEC, a Current Report on Form 8-K dated September 21, 2000, reporting under Item 5 that (1) the Company and Prentiss terminated the Merger Agreement and (2) the Company and Prentiss consummated a purchase and sale transaction whereby the Company sold to Prentiss property located in Austin, Texas.

-------------------
*filed herewith

                         MACK-CALI REALTY CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          MACK-CALI REALTY CORPORATION
                                          ------------------------------------
                                          (Registrant)

Date: November 6, 2000                    /s/ MITCHELL E. HERSH
                                          ------------------------------------
                                          Mitchell E. Hersh
                                          Chief Executive Officer

Date: November 6, 2000                    /s/ BARRY LEFKOWITZ
                                          ------------------------------------
                                          Barry Lefkowitz
                                          Executive Vice President &
                                          Chief Financial Officer