Form 10-K405
period 2000-12-31
MACK CALI REALTY CORP
filed 2001-02-22
CIK 924901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

    As of February 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,546,641,953. The aggregate market value was computed with references to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

    As of February 15, 2001, 56,924,613 shares of common stock, $0.01 par value, of the Company ("Common Stock") were outstanding.

    LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 57.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual meeting of shareholders to be held on May 15, 2001 are incorporated by reference in Part III of this Form 10-K.

                             TABLE OF CONTENTS
                                 FORM 10-K

                                                                                              Page No.
                                                                                              --------
PART I

         Item 1     Business ................................................................        3
         Item 2     Properties...............................................................       15
         Item 3     Legal Proceedings........................................................       44
         Item 4     Submission of Matters to a Vote of Security Holders......................       44


PART II

         Item 5     Market for Registrant's Common Equity and Related Stockholder Matters....       45
         Item 6     Selected Financial Data..................................................       46
         Item 7     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations...........................................       47
         Item 7a    Quantitative and Qualitative Disclosures About Market Risk...............       56
         Item 8     Financial Statements and Supplementary Data..............................       56
         Item 9     Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure............................................       56


PART III

         Item 10    Directors and Executive Officers of the Registrant.......................       57
         Item 11    Executive Compensation...................................................       57
         Item 12    Security Ownership of Certain Beneficial Owners and Management...........       57
         Item 13    Certain Relationships and Related Transactions...........................       57


PART IV

         Item 14    Exhibits, Financial Statements, Schedules and Reports on Form 8-K........       57

                                     PART I

ITEM 1.         BUSINESS

GENERAL

Mack-Cali Realty Corporation, a Maryland corporation (together with its subsidiaries, the "Company"), is a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") that owns and operates a real estate portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast. The Company performs substantially all commercial real estate leasing, management, acquisition, development and construction services on an in-house basis. Mack-Cali
Realty Corporation was incorporated on May 24, 1994. The Company's executive offices are located at 11 Commerce Drive, Cranford, New Jersey 07016, and its telephone number is (908) 272-8000. The Company has an internet website at www.mack-cali.com.

As of December 31, 2000, the Company owned or had interests in 267 properties, aggregating approximately 28.2 million square feet (collectively, the "Properties"), plus developable land. The Properties are comprised of:
(a) 255 wholly-owned or Company-controlled properties consisting of 155 office buildings and 87 office/flex buildings totaling approximately 26.3 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases (collectively, the "Consolidated Properties"); and (b) eight office buildings and four office/flex buildings aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2000, the office, office/flex and industrial/warehouse properties included in the Consolidated Properties were approximately 96.8 percent leased to over 2,400 tenants. The Properties are located in 11 states, primarily in the Northeast, plus the District of Columbia.

The Company's strategy has been to focus its acquisition, operation and development of office properties in markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator. The Company will continue this strategy by expanding, through acquisitions and/or development, in Northeast markets and sub-markets where it has, or can achieve, similar status. The Company believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Company believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. Management believes that the recent trend towards increasing rental rates in the Company's sub-markets continues to present opportunities for internal growth. Management also believes that its extensive market knowledge provides the Company with a significant competitive advantage which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See "Business Strategies".

As of December 31, 2000, executive officers and directors of the Company and their affiliates owned approximately 10.9 percent of the Company's outstanding shares of Common Stock (including Units redeemable or convertible into shares of Common Stock). As used herein, the term "Units" refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership ("Operating Partnership"), through which the Company conducts its real estate activities. The Company's executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 13 years.

BUSINESS STRATEGIES

OPERATIONS
REPUTATION: The Company has established a reputation as a highly-regarded landlord with an emphasis on delivering quality tenant services in buildings it owns and/or manages. The Company believes that its continued success depends in part on enhancing its reputation as an operator of choice, which will facilitate the retention of current tenants and the attraction of new tenants. The Company believes it provides a superior level of service to its tenants, which should in turn create higher than average occupancy rates, as well as lower than average turnover.

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

GROWTH
The Company plans to continue to own and operate a portfolio of properties in high-barrier-to-entry markets, with a primary focus in the Northeast and a presence in California. The Company's primary objectives are to maximize funds from operations and to enhance the value of its portfolio through effective management, acquisition, development and property sales strategies, as follows:

INTERNAL GROWTH: The Company seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce increased effective rental and occupancy rates and decreased tenant installation costs. The Company believes that it has opportunity for internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including AT&T Corporation, Allstate Insurance Company and IBM Corporation. In addition, the Company's management seeks volume discounts to take advantage of the Company's size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction functions. The Company believes that the combination of these factors should allow the Company continued internal growth over the next several years.

ACQUISITIONS: The Company also believes that growth opportunities exist through acquiring operating properties or properties for redevelopment with attractive returns in its core Northeast sub-markets where, based on its expertise in leasing, managing and operating properties, it believes it is, or can become, a significant and preferred owner and operator. The Company intends to acquire, invest in or redevelop additional properties that: (i) provide attractive initial yields with potential for growth in cash flow from operations; (ii) are well-located, of high quality and competitive in their respective sub-markets; (iii) are located in its existing sub-markets or in sub-markets in which the Company can become a significant and preferred owner or operator; and (iv) have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that will result in increased occupancy and rental revenues.

DEVELOPMENT: The Company, directly or through joint ventures, is underway on the construction of eight office and office/flex buildings. The most significant development activity is currently at the Company's Harborside Financial Center office complex in Jersey City, New Jersey. Three of the eight properties currently under construction are located at the complex and consist of two office towers, aggregating approximately 1.6 million square feet, and a 350-room Hyatt Regency hotel. The Company also recently completed and placed in service a 185,000 square-foot office/ 1,100 space parking garage project at Harborside. See "Liquidity and Capital Resources - Capitalization."

Additionally, the Company may selectively develop additional properties where it believes such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies. Such development primarily will occur: (i) when leases have been executed prior to construction; (ii) in stable core Northeast sub-markets where the demand for such space exceeds available supply; and (iii) where the Company is, or can become, a significant and preferred owner and operator.

PROPERTY SALES: As part of its focused strategy, the Company plans to sell substantially all of its properties located in the Southwestern and Western regions, using such proceeds primarily to invest in property acquisitions and development projects in its core Northeast markets. Additionally, while management's principal intention is to own and operate its properties on a long-term basis, it is constantly assessing the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located. Based on these ongoing assessments, the Company may, from time to time, decide to sell any of its properties.

FINANCIAL
The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of approximately 50 percent or less. As of December 31, 2000, the Company's total debt constituted approximately 40.9 percent of total undepreciated assets of the Company. The Company has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to prospective preferred stock offerings of the Company. Moody's Investors Service has assigned its Baa3 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Company. Although there is no limit in the Company's organizational documents on the amount of indebtedness that the Company may incur or the requirement for maintenance of investment grade credit ratings, the Company has entered into certain financial agreements which contain covenants that limit the Company's ability to incur indebtedness under certain circumstances. The Company intends to conduct its operations in order to maintain its investment grade rated status. The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property sales, short-term and long-term borrowings (including draws on the Company's revolving credit facilities), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2000, the Company had over 400 employees.

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

RECENT DEVELOPMENTS

The Company's funds from operations (after adjustment for straight-lining of rents and non-recurring charges) for the year ended December 31, 2000 was $262.1 million as compared to $244.2 million for the year ended December 31, 1999. As a result of the Company's improved operating performance, the Company announced, in September 2000, a 5.2 percent increase in its quarterly dividend, commencing with the Company's dividend with respect to the third quarter of 2000, from $0.58 per share of Common Stock ($2.32 per share of Common Stock on an annualized basis) to $0.61 per share of Common Stock ($2.44 per share of Common Stock on an annualized basis). The Company declared a cash dividend of $0.61 per share on December 20, 2000 to shareholders of record as of January 4, 2001, with respect to the fourth quarter of 2000. The dividend was paid on January 22, 2001. The Company has increased its quarterly dividend for six consecutive years representing an increase of 51.1 percent over the period.

In 2000, the Company:

    - acquired five operating properties aggregating 702,876 square feet at a total cost of approximately $91.9 million;

    - placed in service two properties aggregating 339,680 square feet at a total cost of approximately $78.9 million;

    - acquired two developable land parcels at a total cost of approximately $18.3 million; and

    - sold five properties, aggregating 1,759,009 square feet, and a vacant land parcel for aggregate net sales proceeds of approximately $293.6 million.

Additionally, the Company, through unconsolidated joint ventures, placed in service six office and office/flex buildings aggregating 317,041 square feet.

OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the year ended December 31, 2000:

----------------------------------------------------------------------------------------------------------------------
                                                                                                          Investment by
Acquisition                                                                            # of    Rentable    Company (a)
  Date       Property/Portfolio Name           Location                               Bldgs.  Square Feet (IN THOUSANDS)
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
======================================================================================================================

PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties through the completion of development during the year ended December 31, 2000:

----------------------------------------------------------------------------------------------------------------------
                                                                                                          Investment by
Date Placed                                                                            # of    Rentable    Company (d)
 in Service  Property Name                     Location                               Bldgs.  Square Feet (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
OFFICE
9/01/00      Harborside Plaza 4-A (c)          Jersey City, Hudson County, NJ            1       207,670    $ 61,459
9/15/00      Liberty Corner Corp. Center       Bernards Township, Somerset County, NJ    1       132,010      17,430
----------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                      2       339,680    $ 78,889
======================================================================================================================

(a) Transactions were funded primarily from net proceeds received in the sale or sales of rental property.
(b) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(c)      Project includes seven-story, 1,100-car parking garage.
(d) Unless otherwise noted, transactions were funded primarily through draws on the Company's credit facilities, and amounts presented are as of December 31, 2000.

LAND ACQUISITIONS
On January 13, 2000, the Company acquired approximately 12.7 acres of developable land located at the Company's Airport Business Center, Lester, Delaware County, Pennsylvania. The land was acquired for approximately $2.1 million.

On August 24, 2000, the Company entered into a joint venture with SJP Properties Company ("SJP Properties") to form MC-SJP Morris V Realty, LLC and MC-SJP
Morris VI Realty, LLC, which acquired approximately 47.5 acres of developable land located in Parsippany, Morris County, New Jersey. The land was acquired for approximately $16.2 million. The Company accounts for the joint venture on a consolidated basis.

PROPERTY SALES
The Company sold the following properties during the year ended December 31, 2000:

Caption
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        NET SALES     NET BOOK            GAIN/
SALE                                                               # OF    RENTABLE     PROCEEDS        VALUE             (LOSS)
DATE     PROPERTY NAME             LOCATION                       BLDGS. SQUARE FEET (IN THOUSANDS) (IN THOUSANDS)    (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
LAND:
02/25/00 Horizon Center Land        Hamilton Township, Mercer
                                    County, NJ                      --   39.1 acres    $  4,180       $  1,932         $ 2,248
OFFICE:
04/17/00 95 Christopher Columbus Dr Jersey City, Hudson County, NJ   1      621,900     148,222         80,583          67,639
04/20/00 6900 IH-40 West            Amarillo, Potter County, TX      1       71,771       1,467          1,727            (260)
06/09/00 412 Mt. Kemble Avenue      Morris Twp., Morris County, NJ   1      475,100      81,981         75,439           6,542
09/21/00 Cielo Center               Austin, Travis County, TX        1      270,703      45,785         35,749          10,036
11/15/00 210 South 16th Street (1)  Omaha, Douglas County, NE        1      319,535      11,976         12,828            (852)
-----------------------------------------------------------------------------------------------------------------------------------

TOTALS:                                                              5    1,759,009    $293,611       $208,258         $85,353
==============================================================================================================================

(1) In connection with the sale of the Omaha, Nebraska property, the Company provided to the purchaser an $8.8 million mortgage loan bearing interest payable monthly at an annual rate of 9.50 percent. The loan is secured by the Omaha, Nebraska property and will mature on November 14, 2003.

OTHER EVENTS
On June 27, 2000, William L. Mack was appointed Chairman of the Board of Directors and John J. Cali was named Chairman Emeritus of the Board of Directors. Brant Cali resigned as Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company and as a member of the Board of Directors, and John R. Cali resigned as Executive Vice President, Development of the Company. John R. Cali was appointed to the Board of Directors of the Company to take the seat previously held by Brant Cali. See Note 3 to the Financial Statements.

On September 21, 2000, the Company and Prentiss Properties Trust, a Maryland REIT ("Prentiss"), mutually agreed to terminate the agreement and plan of merger ("Merger Agreement") dated as of June 27, 2000, among the Company, the Operating Partnership, Prentiss and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"). In connection with such termination, the Company deposited $25.0 million into escrow for the benefit of Prentiss and Prentiss Partnership. Simultaneous with the termination, the Company sold to Prentiss its 270,703 square-foot Cielo Center property located in Austin, Travis County, Texas, and recognized a gain on the sale of approximately $10.0 million.


FINANCING ACTIVITY

ISSUANCES OF SENIOR UNSECURED NOTES
On December 21, 2000, the Operating Partnership issued $15.0 million of 7.835 percent senior unsecured notes due December 15, 2010 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions) of approximately $14.9 million were used primarily to pay down outstanding borrowings under the Prudential Facility, as defined in Note 9 to the Financial Statements.

In January 2001, the Operating Partnership issued $300.0 million face amount of
7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296.3 million were used to pay down outstanding borrowings under the 2000 Unsecured Facility, as defined below. The senior unsecured notes were issued at a discount of approximately $1.7 million.

REVOLVING CREDIT FACILITY
On June 22, 2000, the Company obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800.0 million from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Company's unsecured debt rating, the interest rate and facility fee will be changed on a sliding scale. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the credit line up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

STOCK REPURCHASES
On August 6, 1998, the Board of Directors of the Company authorized a share repurchase program ("Repurchase Program") under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding common stock. Under the Repurchase Program, the Company purchased for constructive retirement 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million through September 12, 2000.

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Company is permitted to purchase up to an additional $150.0 million of the Company's outstanding common stock above the $52.6 million that had previously been purchased. From that date through February 15, 2001 the Company purchased for constructive retirement 2,098,300 shares of its outstanding common stock for an aggregate cost of approximately $57.5 million under the Repurchase Program. The Company has authorization to repurchase up to an additional $92.5 million of its outstanding common stock which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

RISK FACTORS

Our results from operations and ability to make distributions on our equity and debt service on our indebtedness may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as "we" or "our" in the following risk factors and in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disruption in Operations Due to Year 2000 Problems".

WE ARE DEPENDENT UPON THE ECONOMICS OF THE NORTHEASTERN OFFICE MARKETS.
A majority of our revenues are derived from our properties located in the Northeast, particularly in New Jersey, New York, Pennsylvania and Connecticut. Adverse economic developments in this region could adversely impact the operations of our properties and, therefore, our profitability. Because our portfolio consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio), a decline in the economy and/or a decline in the demand for office space may adversely affect our ability to make distributions or payments to our investors.

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

PROPERTY OWNERSHIP THROUGH JOINT VENTURES COULD SUBJECT US TO THE CONTRARY BUSINESS OBJECTIVES OF OUR CO-VENTURERS: We, from time to time, invest in joint ventures or partnerships in which we do not hold a controlling interest. These investments involve risks that do not exist with properties in which we own a controlling interest, including the possibility that our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures or partnerships. If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make distributions or payments to our investors.

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

As of December 31, 2000, we had total outstanding indebtedness of $1.6 billion comprised of $798.1 million of senior unsecured notes, outstanding borrowings of $348.8 million under our unsecured $800.0 million revolving credit facility and approximately $481.6 million of mortgage indebtedness. We may have to refinance the principal due on our indebtedness at maturity, and we may not be able to refinance any indebtedness we incur in the future.

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

RISING INTEREST RATES MAY ADVERSELY AFFECT OUR CASH FLOW: Outstanding borrowings of approximately $348.8 million (as of December 31, 2000) under our revolving credit facilities and approximately $32.2 million (as of December 31, 2000) of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors or cause us to default under certain debt covenants.

OUR DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR CASH FLOW: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facilities), as well as from proceeds from property sales and undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing. Our Board of Directors has a general policy of limiting the ratio of our indebtedness to total undepreciated assets (total debt as a percentage of total undepreciated assets) to 50 percent or less, although there is no limit in Mack-Cali
Realty, L.P.'s or our organizational documents on the amount of indebtedness that we may incur. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness. The Board of Directors could alter or eliminate its current policy on borrowing at any time in its discretion. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and could cause an increased risk of default on our obligations.

WE ARE DEPENDENT ON OUR KEY PERSONNEL WHOSE CONTINUED SERVICE IS NOT GUARANTEED. We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We have entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz and Roger
W. Thomas. We also have entered into an employment agreement (including non-competition provisions) with Michael A. Grossman which provides for an initial three year employment term and a continuous one-year term from and after the two-year anniversary of the execution of the agreement. We do not have key man life insurance for our executive officers.

CONSEQUENCES OF FAILURE TO QUALIFY AS A REAL ESTATE INVESTMENT TRUST COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.
FAILURE TO MAINTAIN OWNERSHIP LIMITS COULD CAUSE US TO LOSE OUR QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST: In order for us to maintain our qualification as a real estate investment trust, not more than 50 percent in value of our outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities). We have limited the ownership of our outstanding shares of our common stock by any single stockholder to 9.8 percent of the outstanding shares of our common stock. Our Board of Directors could waive this restriction if they were satisfied, based upon the advice of tax counsel or otherwise, that such action would be in our best interests and would not affect our qualifications as a real estate investment trust. Common stock acquired or transferred in breach of the limitation may be redeemed by us for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of us. We may elect to redeem such shares of common stock for limited partnership units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes us to be in violation of any ownership limit will be deemed void. Although we currently intend to continue to operate in a manner which will enable us to continue to qualify as a real estate investment trust, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke the election for us to qualify as a real estate investment trust. Under our organizational documents, our Board of Directors can make such revocation without the consent of our stockholders.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate" or "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Company cannot predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. See "Risk Factors" for a discussion of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those presented in the forward-looking statements.

ITEM 2.       PROPERTIES

PROPERTY LIST

As of December 31, 2000, the Company's Consolidated Properties consisted of 248 in-service office, office/flex and industrial/warehouse properties, ranging from one to 20 stories, as well as two multi-family residential properties, two stand-alone retail properties and three land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 26.7 million square feet, with the individual properties ranging from approximately 6,200 to 761,200 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Company's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

                                                 PROPERTY LISTING

                                                 OFFICE PROPERTIES


                                                                      PERCENTAGE
                                                                     OF TOTAL 2000                2000
                                    PERCENTAGE   2000      2000         OFFICE,        2000       AVERAGE    TENANTS LEASING 10%
                            NET       LEASED     BASE    EFFECTIVE   OFFICE/FLEX,     AVERAGE    EFFECTIVE     OR MORE OF NET
                          RENTABLE      AS OF    RENT      RENT     AND INDUSTRIAL/  BASE RENT     RENT       RENTABLE AREA PER
PROPERTY           YEAR    AREA      12/31/00  ($000'S)  ($000'S)      WAREHOUSE    PER SQ. FT.  PER SQ. FT.   PROPERTY AS OF
LOCATION          BUILT  (SQ. FT.)    (%) (1)   (2) (6)  (3) (6)     BASE RENT (%)  ($) (4) (6) ($) (5) (6)     12/31/00 (6)
-----------------------------------------------------------------------------------------------------------------------------------

ATLANTIC COUNTY,
NEW JERSEY
EGG HARBOR
100 Decadon
Drive...........    1987    40,422       82.1       770         755         0.16        23.20       22.75    Computer Sciences
                                                                                                             Corp. (81%)
200 Decadon
Drive...........    1991    39,922       95.3       728         687         0.15        19.13       18.06    Computer Sciences
                                                                                                             Corp. (45%), Advanced
                                                                                                             Casino Systems
                                                                                                             Corp. (33%),
                                                                                                             Dimensions
                                                                                                             International Inc.
                                                                                                             (15%)
BERGEN COUNTY,
NEW JERSEY
FAIR LAWN
17-17 Route
208 North.......    1987   143,000       98.3     3,498       3,381         0.72        24.88       24.05    Lonza, Inc. (63%),
                                                                                                             Boron-Lepore Assoc.,
                                                                                                             Inc. (16%)
FORT LEE
One Bridge
Plaza...........    1981   200,000       93.5     4,853       4,591         1.00        25.95       24.55    PricewaterhouseCoopers,
                                                                                                             LLP (35%), Broadview
                                                                                                             Associates LLP
                                                                                                             (16%), Bozell
                                                                                                             Worldwide, Inc. (16%)
2115 Linwood
Avenue..........    1981    68,000       99.7     1,255       1,132         0.26        18.51       16.70    US Depot Inc. (23%),
                                                                                                             Ameribrom Inc. (14%),
                                                                                                             Mack Management
                                                                                                             & Construction (11%),
                                                                                                             Morgan Stanley Dean
                                                                                                             Witter (10%)
LITTLE FERRY
200 Riser Road..    1974   286,628      100.0     1,869       1,869         0.39         6.52        6.52    Ford Motor Company
                                                                                                             (34%), Dassault Falcon
                                                                                                             Jet Corp. (33%),
                                                                                                             Sanyo Fischer Services
                                                                                                             Corp. (33%)

MONTVALE
95 Chestnut
Ridge Road......    1975    47,700      100.0       569         569         0.12        11.93       11.93    Aventis Environmental
                                                                                                             Science (100%)
135 Chestnut
Ridge Road......    1981    66,150       99.7       915         843         0.19        13.87       12.78    Paychex Inc. (45%),
                                                                                                             Automated Resources
                                                                                                             Group Inc. (26%),
                                                                                                             Sys-Con Publications
                                                                                                             Inc. (11%), Lexmark
                                                                                                             International
                                                                                                             (10%)

PARAMUS
15 East Midland
Avenue..........    1988   259,823      100.0     6,731       6,727         1.39        25.91       25.89    Cellular Telephone
                                                                                                             Company (100%)
461 From Road...    1988   253,554       99.8     6,036       6,027         1.25        23.85       23.82    Toys `R' Us, Inc. (96%)
650 From Road...    1978   348,510       87.5     7,290       7,261         1.50        23.91       23.81    Movado Group Inc.
                                                                                                             (17%), Long Beach
                                                                                                             Acceptance Corp. (10%)
140 Ridgewood
Avenue .........    1981   239,680      100.0     5,266       5,211         1.09        21.97       21.74    Cellular Telephone
                                                                                                             Company (57%), Smith
                                                                                                             Barney Shearson Inc.
                                                                                                             (19%)

61 South
Paramus Avenue..    1985   269,191      100.0     6,124       5,683         1.26        22.75       21.11    --
ROCHELLE PARK
120 Passaic
Street..........    1972    52,000       99.6       954         933         0.20        18.42       18.01    SBC Telecom Inc. (53%),
                                                                                                             Cantor Fitzgerald LP
                                                                                                             (46%)
365 West
Passaic Street..    1976   212,578       95.7     3,907       3,636         0.81        19.20       17.87    United Retail Inc.
                                                                                                             (31%), Catalina
                                                                                                             Marketing Corp. (10%),
                                                                                                             Regulus LLC (10%)

SADDLE RIVER
1 Lake Street... 1973/94   474,801      100.0     7,465       7,465         1.54        15.72       15.72    Prentice-Hall Inc.
                                                                                                             (100%)
UPPER SADDLE
RIVER
10 Mountainview
Road............    1986   192,000      100.0     3,972       3,909         0.82        20.69       20.36    Thomson Minwax Company
                                                                                                             (23%), Professional
                                                                                                             Detailing Inc.
                                                                                                             (20%), Corning Life
                                                                                                             Sciences Inc. (15%),
                                                                                                             ITT Fluid Technology
                                                                                                             (14%), Pearson
                                                                                                             Education (14%)

                                                 PROPERTY LISTING

                                                 OFFICE PROPERTIES
                                                    (CONTINUED)


                                                                      PERCENTAGE
                                                                     OF TOTAL 2000                  2000
                                    PERCENTAGE   2000       2000         OFFICE,        2000       AVERAGE    TENANTS LEASING 10%
                            NET       LEASED     BASE     EFFECTIVE   OFFICE/FLEX,     AVERAGE    EFFECTIVE     OR MORE OF NET
                         RENTABLE      AS OF     RENT       RENT     AND INDUSTRIAL/  BASE RENT      RENT      RENTABLE AREA PER
PROPERTY         YEAR      AREA      12/31/00  ($000'S)   ($000'S)      WAREHOUSE    PER SQ. FT.  PER SQ. FT.   PROPERTY AS OF
LOCATION         BUILT   (SQ. FT.)    (%) (1)  (2) (6)    (3) (6)    BASE RENT (%)   ($) (4) (6)  ($) (5) (6)   12/31/00 (6)
-----------------------------------------------------------------------------------------------------------------------------------

WOODCLIFF LAKE
400 Chestnut
Ridge Road...... 1982     89,200      100.0      2,131       2,131         0.44        23.89        23.89      Timeplex, Inc. (100%)
470 Chestnut
Ridge Road...... 1987     52,500      100.0      1,192       1,192         0.25        22.70        22.70      Andermatt LP (100%)
530 Chestnut
Ridge Road...... 1986     57,204      100.0      1,166       1,166         0.24        20.38        20.38      KPMG Peat Marwick,
                                                                                                               LLP (100%)
50 Tice
Boulevard....... 1984    235,000       95.5      4,881       4,291         1.01        21.75        19.12      Syncsort, Inc (25%)
300 Tice
Boulevard....... 1991    230,000      100.0      4,967       4,920         1.02        21.60        21.39      Chase Home Mortgage
                                                                                                               Corp. (25%), Medco
                                                                                                               Containment
                                                                                                               Services (20%),
                                                                                                               Comdisco, Inc. (13%),
                                                                                                               NYCE Corp. (11%)

BURLINGTON
COUNTY,
NEW JERSEY
MOORESTOWN
224 Strawbridge
Drive........... 1984     74,000       98.1      1,368       1,094         0.28        18.84        15.07      Allstate Insurance
                                                                                                               Company (49%),
                                                                                                               Harleysville Mutual
                                                                                                               Insurance (27%)
228 Strawbridge
Drive........... 1984     74,000      100.0      1,434       1,081         0.30        19.38        14.61      Cendant Mortgage
                                                                                                               Corporation (100%)

ESSEX COUNTY,
NEW JERSEY
MILLBURN
150 J.F. Kennedy
Parkway......... 1980    247,476      100.0      6,182       6,127         1.28        24.98        24.76      KPMG Peat Marwick,
                                                                                                               LLP (42%), Budd
                                                                                                               Larner Gross Et Al
                                                                                                               (23%)

ROSELAND
101 Eisenhower
Parkway......... 1980    237,000       97.5      4,200       3,899         0.87        18.18        16.87      Arthur Andersen, LLP
                                                                                                               (31%), Brach,
                                                                                                               Eichler, Rosenberg,
                                                                                                               Silver,
                                                                                                               Bernstein & Hammer
                                                                                                               (13%)
103 Eisenhower
Parkway......... 1985    151,545      100.0      3,350       3,059         0.69        22.11        20.19      Chelsea GCA Realty
                                                                                                               Corp. (18%), Lum,
                                                                                                               Danzis, Drasco
                                                                                                               Positan & Kleinberg
                                                                                                               (15%), Netplex Group
                                                                                                               Inc. (12%),
                                                                                                               Salomon Smith Barney,
                                                                                                               Inc. (11%)

HUDSON COUNTY,
NEW JERSEY
JERSEY CITY
95 Christopher
Columbus
Drive (8)....... 1989         --         --      3,850       3,844         0.79           --           --           --
Harborside
Financial
Center Plaza 1.. 1983    400,000        99.0     3,336       3,333         0.69         8.42         8.42      Bankers Trust
                                                                                                               Harborside, Inc.
                                                                                                               (96%)
Harborside
Financial
Center Plaza 2.. 1990    761,200       100.0    18,523      17,908         3.82        24.33        23.53      Morgan Stanley Dean
                                                                                                               Witter (35%), Dow
                                                                                                               Jones Telerate
                                                                                                               Systems,
                                                                                                               Inc. (24%), DLJ
                                                                                                               Securities Corp.
                                                                                                               (15%), Lewco
                                                                                                               Securities (11%)

Harborside
Financial
Center Plaza 3.. 1990    725,600       100.0    17,654      17,067         3.64        24.33        23.52      AICPA (34%), BTM
                                                                                                               Information Services,
                                                                                                               Inc. (19%)
Harborside
Financial
Center
Plaza 4-A (7)... 2000    207,670       88.7      1,279       1,225         0.26        36.44(9)     34.90(9)   Waterhouse Securities
                                                                                                               Inc. (89%)

                                                 PROPERTY LISTING

                                                 OFFICE PROPERTIES
                                                    (CONTINUED)

                                                                        PERCENTAGE
                                                                       OF TOTAL 2000                 2000
                                   PERCENTAGE   2000         2000         OFFICE,        2000       AVERAGE     TENANTS LEASING 10%
                          NET        LEASED     BASE       EFFECTIVE   OFFICE/FLEX,    AVERAGE     EFFECTIVE      OR MORE OF NET
                        RENTABLE      AS OF     RENT         RENT     AND INDUSTRIAL/  BASE RENT     RENT        RENTABLE AREA PER
PROPERTY         YEAR     AREA      12/31/00  ($000'S)     ($000'S)      WAREHOUSE    PER SQ. FT.  PER SQ. FT.    PROPERTY AS OF
LOCATION         BUILT  (SQ. FT.)   (%) (1)   (2) (6)      (3) (6)    BASE RENT (%)   ($) (4) (6)  ($) (5) (6)      12/31/00 (6)
-----------------------------------------------------------------------------------------------------------------------------------

MERCER COUNTY,
NEW JERSEY
PRINCETON
103 Carnegie
Center.......... 1984     96,000      100.0       2,302       2,124           0.47        23.98        22.13     Ronin Development
                                                                                                                 Corp. (15%), R.G.
                                                                                                                 Vanderweil
                                                                                                                 Engineers (14%),
                                                                                                                 Kurt Salmon Assoc.
                                                                                                                 Inc. (11%)
100 Overlook
Center ......... 1988    149,600       88.9       3,338       3,285           0.69        25.10        24.70     Regus Business
                                                                                                                 Centre Corp.
                                                                                                                 (26%), Xerox
                                                                                                                 Corporation (23%),
                                                                                                                 Paine Webber Inc.
                                                                                                                 (14%)
5 Vaughn
Drive........... 1987     98,500      100.0       2,312       2,163           0.48        23.47        21.96     U.S. Trust Company
                                                                                                                 of NJ (19%),
                                                                                                                 Princeton Venture
                                                                                                                 Research Corp.
                                                                                                                 (14%), Villeroy &
                                                                                                                 Boch Tableware
                                                                                                                 Ltd. (14%),
                                                                                                                 Woodrow Wilson
                                                                                                                 National
                                                                                                                 Fellowship
                                                                                                                 Foundation (14%)

MIDDLESEX
COUNTY,
NEW JERSEY
EAST BRUNSWICK
377 Summerhill
Road............ 1977     40,000      100.0         373         370           0.08         9.33         9.25     Greater New York
                                                                                                                 Mutual Insurance
                                                                                                                 Company (100%)
PLAINSBORO
500 College
Road East....... 1984    158,235      100.0       3,404       3,374           0.70        21.51        21.32     SSB Realty, LLC
                                                                                                                 (72%), Buchanan
                                                                                                                 Ingersoll P.C.
                                                                                                                 (17%),
                                                                                                                 PNC Bank, N.A.
                                                                                                                 (10%)

SOUTH BRUNSWICK
3 Independence
Way............. 1983    111,300      100.0       2,166       2,116           0.45        19.46        19.01     Merrill Lynch
                                                                                                                 Pierce Fenner &
                                                                                                                 Smith (84%)
WOODBRIDGE
581 Main
Street.......... 1991    200,000      100.0       4,699       4,617           0.97        23.50        23.09     First Investors
                                                                                                                 Management
                                                                                                                 Company, Inc.
                                                                                                                 (38%), Cast North
                                                                                                                 America Ltd. (11%)

MONMOUTH COUNTY,
NEW JERSEY
NEPTUNE
3600 Route 66... 1989    180,000      100.0       2,410       2,410           0.50        13.39        13.39     United States Life
                                                                                                                 Insurance Company
                                                                                                                 (100%)
WALL TOWNSHIP
1305 Campus
Parkway......... 1988     23,350       82.3         472         460           0.10        24.56        23.94     Waterford
                                                                                                                 Wedgewood USA
                                                                                                                 Inc. (41%),
                                                                                                                 McLaughlin,
                                                                                                                 Bennett, Gelson
                                                                                                                 (35%)
1350 Campus
Parkway......... 1990     79,747       99.9       1,393       1,295           0.29        17.49        16.26     Meridan Health
                                                                                                                 Realty Corp.
                                                                                                                 (22%), Milestone
                                                                                                                 Material Inc.
                                                                                                                 (18%), Stephen E.
                                                                                                                 Gertler Law Office
                                                                                                                 (17%), Amper
                                                                                                                 Politzner &
                                                                                                                 Mattia PA (11%),
                                                                                                                 Health Care
                                                                                                                 Software (11%),
                                                                                                                 Sportsgolf L.L.C.
                                                                                                                 (11%)

MORRIS COUNTY,
NEW JERSEY
FLORHAM PARK
325 Columbia
Turnpike........ 1987    168,144      100.0       4,107       3,684           0.85        24.43        21.91     Bressler Amery &
                                                                                                                 Ross (24%),
                                                                                                                 Salomon Smith
                                                                                                                 Barney Inc.
                                                                                                                 (13%), Atlantic
                                                                                                                 Health Systems
                                                                                                                 (12%), Dun &
                                                                                                                 Bradstreet
                                                                                                                 Inc. (12%)

                                                 PROPERTY LISTING

                                                 OFFICE PROPERTIES
                                                    (CONTINUED)

                                                                         PERCENTAGE
                                                                        OF TOTAL 2000                 2000
                                   PERCENTAGE    2000         2000          OFFICE,       2000        AVERAGE    TENANTS LEASING 10%
                           NET       LEASED      BASE       EFFECTIVE   OFFICE/FLEX,     AVERAGE     EFFECTIVE     OR MORE OF NET
                        RENTABLE      AS OF      RENT         RENT     AND INDUSTRIAL/  BASE RENT      RENT       RENTABLE AREA PER
PROPERTY         YEAR     AREA      12/31/00   ($000'S)     ($000'S)      WAREHOUSE    PER SQ. FT.  PER SQ. FT.    PROPERTY AS OF
LOCATION        BUILT   (SQ. FT.)    (%) (1)    (2) (6)      (3) (6)    BASE RENT (%)  ($) (4) (6)  ($) (5) (6)      12/31/00 (6)
-----------------------------------------------------------------------------------------------------------------------------------

MORRIS PLAINS
250 Johnson
Road............ 1977     75,000      100.0       1,300       1,264           0.27        17.33        16.85     Electronic Data
                                                                                                                 Systems Corp.
                                                                                                                 (100%)
201 Littleton
Road............ 1979     88,369      100.0       1,880       1,860           0.39        21.27        21.05     Xerox Corporation
                                                                                                                 (50%), Willis
                                                                                                                 Corroon Corp. of
                                                                                                                 New Jersey
                                                                                                                 (20%), Bozell
                                                                                                                 Worldwide Inc.
                                                                                                                 (19%), CHEP USA
                                                                                                                 (11%)
MORRIS TOWNSHIP
340 Mt. Kemble
Avenue.......... 1985    387,000      100.0       5,530       5,530           1.14        14.29        14.29     AT&T Corporation
                                                                                                                 (100%)
412 Mt. Kemble
Avenue (8)...... 1986         --         --       3,030       3,030           0.63           --           --     --
PARSIPPANY
7 Campus Drive.. 1982    154,395      100.0       2,552       2,551           0.53        16.53        16.52     Nabisco Inc. (100%)
8 Campus Drive.. 1987    215,265      100.0       5,517       5,324           1.14        25.63        24.73     Prudential
                                                                                                                 Insurance Co.
                                                                                                                 (31%), Bay Networks
                                                                                                                 Inc. (27%), MCI
                                                                                                                 Telecommunications
                                                                                                                 Corp. (18%), Ayco
                                                                                                                 Company L.P.(13%)
2 Dryden Way.... 1990      6,216      100.0          67          67           0.01        10.78        10.78     Bright Horizons
                                                                                                                 Childrens Center
                                                                                                                 (100%)
4 Gatehall
Drive (7)....... 1988    248,480       90.8       3,170       3,170           0.65        25.51        25.51     J.B. Hanauer &
                                                                                                                 Company (20%),
                                                                                                                 Royal Indemnity
                                                                                                                 Company
                                                                                                                 (13%), Toyota
                                                                                                                 Motor Credit Corp.
                                                                                                                 (12%)
2 Hilton Court.. 1991    181,592      100.0       4,693       4,656           0.97        25.84        25.64     Deloitte & Touche
                                                                                                                 USA LLP (64%),
                                                                                                                 Northern Telecom
                                                                                                                 Inc.
                                                                                                                 (16%), Sankyo
                                                                                                                 Parke Davis (11%)
600 Parsippany
Road............ 1978     96,000      100.0       1,583       1,499           0.33        16.49        15.61     Exario Networks
                                                                                                                 Inc. (36%),
                                                                                                                 Sharemax.com (32%)
1 Sylvan Way.... 1989    150,557      100.0       3,507       3,103           0.72        23.29        20.61     Cendant Operations
                                                                                                                 Inc. (99%)
5 Sylvan Way.... 1989    151,383      100.0       3,519       3,459           0.73        23.25        22.85     Integrated
                                                                                                                 Communications
                                                                                                                 (41%), Experian
                                                                                                                 Information
                                                                                                                 Solution
                                                                                                                 (15%), DRS
                                                                                                                 Technologies Inc.
                                                                                                                 (12%)
7 Sylvan Way.... 1987    145,983      100.0       2,919       2,919           0.60        20.00        20.00     Nabisco Inc. (100%)

PASSAIC COUNTY,
NEW JERSEY
CLIFTON
777 Passaic
Avenue.......... 1983     75,000       89.1         954         857           0.20        14.28        12.82     Grosvenor
                                                                                                                 Marketing Ltd (10%)

TOTOWA
999 Riverview
Drive........... 1988     56,066      100.0       1,014         946           0.21        18.09        16.87     Medical Logistics
                                                                                                                 Inc. (36%),
                                                                                                                 Telsource
                                                                                                                 Corporation (19%),
                                                                                                                 Humana Press (15%),
                                                                                                                 Bankers Financial
                                                                                                                 Corp. (10%)
WAYNE
201 Willowbrook
Boulevard....... 1970    178,329       99.0       2,407       2,392           0.50        13.63        13.55     The Grand Union
                                                                                                                 Company (76%),
                                                                                                                 Woodward-Clyde
                                                                                                                 Consultants
                                                                                                                 (23%)

                                                   PROPERTY LISTING

                                                   OFFICE PROPERTIES
                                                     (CONTINUED)


                                                                                                PERCENTAGE
                                                                                               OF TOTAL 2000
                                                      PERCENTAGE                                  OFFICE,
                                               NET      LEASED       2000         2000          OFFICE/FLEX,
                                            RENTABLE     AS OF       BASE       EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR      AREA     12/31/00      RENT         RENT           WAREHOUSE
LOCATION                           BUILT    (SQ. FT.)   (%)(1)  ($000'S)(2)(6) ($000'S)(3)(6)   BASE RENT (%)
--------------------------------------------------------------------------------------------------------------

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road................   1986     49,000      100.0         745         692              0.15
233 Mt. Airy Road................   1987     66,000      100.0         762         712              0.16

BERNARDS
106 Allen Road (7)...............   2000    132,010       72.5         279         234              0.06

BRIDGEWATER
721 Route 202/206................   1989    192,741      100.0       4,286       4,142              0.88


UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue................   1985    182,555       97.5       4,568       4,001              0.94


CRANFORD
6 Commerce Drive.................   1973     56,000       93.0       1,029         964              0.21
11 Commerce Drive (6)............   1981     90,000       93.2       1,023         908              0.21
12 Commerce Drive................   1967     72,260       96.3         604         603              0.12
20 Commerce Drive................   1990    176,600      100.0       4,065       3,674              0.84

65 Jackson Drive.................   1984     82,778      100.0       1,600       1,213              0.33



NEW PROVIDENCE
890 Mountain Road................   1977     80,000      100.0       2,250       2,238              0.46



-------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                  11,430,809       98.0     229,544     220,922             47.39
-------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive.............   1987    118,727       97.3       2,184       2,157              0.45

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive..............   1983    206,274      100.0       4,808       4,808              0.99
111 East Shore Road..............   1980     55,575      100.0       1,518       1,514              0.31




                                                   2000
                                     2000         AVERAGE      TENANTS LEASING 10%
                                    AVERAGE      EFFECTIVE     OR MORE OF NET
                                   BASE RENT       RENT        RENTABLE AREA PER
PROPERTY                          PER SQ. FT.    PER SQ. FT.   PROPERTY AS OF
LOCATION                           ($)(4)(6)     ($)(5)(6)     12/31/00(6)
--------------------------------------------------------------------------------------------------------------------------------

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road................   15.20          14.12       Avaya Inc. (100%)
233 Mt. Airy Road................   11.55          10.79       Avaya Inc. (100%)

BERNARDS
106 Allen Road (7)...............   24.84(9)       20.83(9)    KPMG Consulting LLC (59%)

BRIDGEWATER
721 Route 202/206................   22.24          21.49       Allstate Insurance Company (37%), Norris, McLaughlin &
                                                               Marcus, PA (30%)

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue................   25.66          22.48       CAP Gemini America Inc. (54%), Equitable Life Assurance
                                                               (10%), Mastercare Companies Inc. (10%)

CRANFORD
6 Commerce Drive.................   19.76          18.51       Kendle International Inc. (50%)
11 Commerce Drive (6)............   12.20          10.82       Northeast Administrators (10%)
12 Commerce Drive................    8.68           8.67       Dames & Moore (40%), Registrar & Transfer Company (36%)
20 Commerce Drive................   23.02          20.80       Public Service Electric & Gas Company (26%), Quintiles Inc.
                                                               (21%)
65 Jackson Drive.................   19.33          14.65       Kraft General Foods, Inc. (35%), Allstate Insurance Company
                                                               (27%), Procter & Gamble Distribution Co., Inc. (18%), Provident
                                                               Companies Inc. (14%)

NEW PROVIDENCE
890 Mountain Road................   28.13          27.98       Aspen Technology Inc. (52%), Dun & Bradstreet (27%), K Line
                                                               America, Inc. (16%)


--------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE             21.01          20.22
--------------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive.............   18.91          18.67       Allstate Insurance Company (16%)

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive..............   23.31          23.31       CMP Media, Inc. (100%)
111 East Shore Road..............   27.31          27.24       Administrators For The Professions, Inc. (100%)

                                                     PROPERTY LISTING

                                                     OFFICE PROPERTIES
                                                        (CONTINUED)

                                                                                                PERCENTAGE
                                                                                               OF TOTAL 2000
                                                      PERCENTAGE                                  OFFICE,
                                               NET      LEASED       2000         2000          OFFICE/FLEX,
                                            RENTABLE     AS OF       BASE       EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR      AREA     12/31/00      RENT         RENT           WAREHOUSE
LOCATION                           BUILT    (SQ. FT.)   (%)(1)  ($000'S)(2)(6) ($000'S)(3)(6)    BASE RENT (%)
---------------------------------------------------------------------------------------------------------------

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard..............   1988    180,000       99.8       3,631       3,463           0.75


WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road (6)..........   1975     60,000       91.7         938         869           0.19
101 Executive Boulevard..........   1971     50,000       79.3         801         772           0.17

555 Taxter Road (7)..............   1986    170,554      100.0       2,457       2,457           0.51

565 Taxter Road (7)..............   1988    170,554       86.6       2,052       2,047           0.42

570 Taxter Road..................   1972     75,000       96.5       1,456       1,398           0.30


HAWTHORNE
30 Saw Mill River Road...........   1982    248,400      100.0       5,215       4,301           1.07
1 Skyline Drive..................   1980     20,400       99.0         300         289           0.06
2 Skyline Drive..................   1987     30,000       98.9         479         435           0.10
7 Skyline Drive..................   1987    109,000      100.0       2,196       2,193           0.45
17 Skyline Drive.................   1989     85,000      100.0       1,233       1,233           0.25

TARRYTOWN
200 White Plains Road............   1982     89,000       88.1       1,734       1,581           0.36

220 White Plains Road............   1984     89,000       95.4       2,117       2,020           0.44

WHITE PLAINS
1 Barker Avenue..................   1975     68,000       99.0       1,605       1,568           0.33


3 Barker Avenue..................   1983     65,300       93.3       1,251       1,217           0.26

50 Main Street...................   1985    309,000       99.6       7,641       7,216           1.58
11 Martine Avenue................   1987    180,000      100.0       4,529       4,192           0.93


1 Water Street...................   1979     45,700       99.8       1,048       1,014           0.22




                                                   2000
                                    2000          AVERAGE      TENANTS LEASING 10%
                                   AVERAGE       EFFECTIVE     OR MORE OF NET
                                  BASE RENT        RENT        RENTABLE AREA PER
PROPERTY                          PER SQ. FT.    PER SQ. FT.   PROPERTY AS OF
LOCATION                           ($)(4)(6)     ($)(5)(6)     12/31/00(6)
--------------------------------------------------------------------------------------------------------------------------------

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard..............   20.21         19.28        The Prudential Insurance Co. (21%), Provident Savings Bank
                                                               F.A. (20%), Allstate Insurance Company (19%)

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road (6)..........   17.05         15.79        MIM Corporation (18%), Amerihealth Inc. (13%)
101 Executive Boulevard..........   20.20         19.47        Pennysaver Group Inc. (23%), MCS Business Solutions Inc.
                                                               (11%)
555 Taxter Road (7)..............   23.58         23.58        Fuji Photo Film USA Inc. (64%), Royal Indemnity Company
                                                               (12%)
565 Taxter Road (7)..............   22.74         22.68        Nextel of New York Inc. (29%), KLM Royal Dutch Airlines
                                                               (10%), Nationwide Mutual Insurance (10%)
570 Taxter Road..................   20.12         19.32        New York State United Teachers Association (11%),
                                                               Wilder Balter Partners LLC (11%)

HAWTHORNE
30 Saw Mill River Road...........   20.99         17.31        IBM Corporation (100%)
1 Skyline Drive..................   14.85         14.31        Boxx International Corp. (50%), Childtime Childcare Inc. (49%)
2 Skyline Drive..................   16.14         14.66        MW Samara (56%), Perini Construction (43%)
7 Skyline Drive..................   20.15         20.12        E.M. Industries Inc. (42%), Cortlandt Group Inc. (14%)
17 Skyline Drive.................   14.51         14.51        IBM Corporation (100%)

TARRYTOWN
200 White Plains Road............   22.11         20.16        Allmerica Financial (17%), Independent Health Associates Inc.,
                                                               (17%), NYS Dept. of Environmental Services (13%)
220 White Plains Road............   24.93         23.79        Eagle Family Foods Inc. (17%), ATM Services Inc. (10%)

WHITE PLAINS
1 Barker Avenue..................   23.84         23.29        O'Connor McGuinn Conte (19%), United Skys Realty Corp.
                                                               (18%)

3 Barker Avenue..................   20.53         19.98        Bernard C. Harris Publishing Co. Inc. (56%), TNS Intersearch
                                                               Corporation (10%)
50 Main Street...................   24.83         23.45        TMP Worldwide Inc. (15%), National Economic Research (10%)
11 Martine Avenue................   25.16         23.29        Salomon Smith Barney Inc. (12%), McCarthy Fingar Donovan
                                                               Et Al (11%), David Worby (11%), Dean Witter Reynolds Inc.
                                                               (11%)
1 Water Street...................   22.98         22.23        Trigen Energy Company (48%), Stewart Title Insurance Co.
                                                               (16%)

                                                     PROPERTY LISTING

                                                     OFFICE PROPERTIES
                                                        (CONTINUED)

                                                                                                PERCENTAGE
                                                                                               OF TOTAL 2000
                                                   PERCENTAGE                                    OFFICE,
                                           NET       LEASED         2000          2000         OFFICE/FLEX,
                                         RENTABLE     AS OF         BASE       EFFECTIVE      AND INDUSTRIAL/
PROPERTY                         YEAR      AREA      12/31/00       RENT          RENT           WAREHOUSE
LOCATION                         BUILT   SQ. FT.)     (%)(1)   ($000'S)(2)(6) ($000'S)(3)(6)   BASE RENT(%)
------------------------------------------------------------------------------------------------------------
YONKERS
1 Executive Boulevard.........   1982    112,000      100.0        2,380         2,252             0.49

3 Executive Plaza..............  1987     58,000      100.0        1,418         1,371             0.29



------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                  2,595,484       97.5       52,991        50,367            10.92
------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive...........  1989     60,696       93.6        1,485         1,476             0.31
1055 Westlakes Drive...........  1990    118,487       42.9        2,305         2,305             0.48
1205 Westlakes Drive...........  1988    130,265       99.8        2,875         2,836             0.59

1235 Westlakes Drive...........  1986    134,902      100.0        3,229         3,130             0.67

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive..............  1986     95,000      100.0        1,703         1,593             0.35
200 Stevens Drive..............  1987    208,000      100.0        4,227         4,011             0.87
300 Stevens Drive..............  1992     68,000       92.3        1,414         1,359             0.29

MEDIA
1400 Providence Road - Center I  1986    100,000       86.4        1,797        1,713              0.37
1400 Providence Road - Center II 1990    160,000       80.3        2,923        2,752              0.60

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue............  1990    100,700      100.0        1,803        1,769              0.37

PLYMOUTH MEETING
1150 Plymouth Meeting Mall.....  1970    167,748       91.8        2,766        2,718              0.57




                                                     2000
                                      2000          AVERAGE    TENANTS LEASING 10%
                                     AVERAGE       EFFECTIVE   OR MORE OF NET
                                    BASE RENT        RENT      RENTABLE AREA PER
PROPERTY                            PER SQ. FT.    PER SQ.FT.  PROPERTY AS OF
LOCATION                            ($)(4)(6)      ($)(5)(6)   12/31/00 (6)
---------------------------------------------------------------------------------------------------------------------------
YONKERS
1 Executive Boulevard.........       21.25           20.11     Wise Contact US Optical Corp. (12%), AVR
                                                               Realty Company (11%), Protective Tech
                                                               International (11%), York, International
                                                               Agency Inc.(11%)

3 Executive Plaza.............       24.45           23.64     Montefiore Medical Center (45%), Metropolitan Life
                                                               Insurance (21%), Allstate Insurance Company (20%),
                                                               City & Suburban Federal Savings Bank (14%)

-----------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE               22.08           21.05
-----------------------------------------------------------------------------------------------------------------------------


CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive..........      26.14           25.98      Drinker Biddle & Reath (42%), PNC Bank, NA (38%)
1055 Westlakes Drive..........      45.35           45.35      Regus Business Centre Corp. (34%)

1205 Westlakes Drive..........      22.11           21.81      Provident Mutual Life Insurance Co. (35%), Oracle Corporation
                                                               30%), International Rehab Assoc. (10%)
1235 Westlakes Drive..........      23.94           23.20      Pepper Hamilton & Scheetz L.L.P. (22%), Ratner & Prestia
                                                               (16%), Turner Investment Partners (10%)

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive.............     17.93           16.77       Keystone Mercy Health Plan (100%)
200 Stevens Drive.............     20.32           19.28       Keystone Mercy Health Plan (100%)
300 Stevens Drive.............     22.53           21.65       Bluestone Software Inc. (39%), Keystone Mercy Health Plan
                                                               (33%)

MEDIA
1400 Providence Road - Center I    20.80           19.83       General Services Admin. (13%), Erie Insurance Company (11%)
1400 Providence Road - Center II   22.75           21.42       Barnett International (36%)

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue...........     17.90           17.57       Reality Online Inc. (42%), Banc One National Processing (21%),
                                                               Danka Corporation (14%), Seton Company (12%)

PLYMOUTH MEETING
1150 Plymouth Meeting Mall....     17.96           17.65       Computer Learning Centers, Inc. (18%), Ken-Crest Services
                                                               (18%), Ikea US General Partners Inc. (14%), ECC Management
                                                               Services (13%)

                                                       PROPERTY LISTING

                                                       OFFICE PROPERTIES
                                                          (CONTINUED)


                                                                                                 PERCENTAGE
                                                                                                OF TOTAL 2000
                                                      PERCENTAGE                                   OFFICE,
                                              NET      LEASED         2000          2000         OFFICE/FLEX,
                                           RENTABLE     AS OF         BASE        EFFECTIVE     AND INDUSTRIAL/
PROPERTY                            YEAR     AREA     12/31/00        RENT          RENT          WAREHOUSE
LOCATION                           BUILT   (SQ. FT.)   (%)(1)    ($000'S)(2)(6) ($000'S)(3)(6)   BASE RENT(%)
---------------------------------------------------------------------------------------------------------------
Five Sentry Parkway East.........   1984     91,600      100.0       1,499         1,494           0.31
Five Sentry Parkway West.........   1984     38,400      100.0         689           688           0.14

--------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                 1,473,798       90.8      28,715        27,844           5.92
--------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue...........   1973    121,250       97.5       2,941         2,845           0.61

NORWALK
40 Richards Avenue...............   1985    145,487       96.8       3,077         2,927           0.63


SHELTON
1000 Bridgeport Avenue...........   1986    133,000      100.0       2,266         2,221           0.47



--------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                    399,737       98.1       8,284         7,993           1.71
--------------------------------------------------------------------------------------------------------------

WASHINGTON, D.C.
1201 Connecticut Avenue, NW......   1940    169,549      100.0       5,129         5,100           1.06

1400 L Street, NW................   1987    159,000      100.0       5,990         5,896           1.24
1709 New York Avenue, NW.........   1972    166,000      100.0       7,227         7,076           1.49


--------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE           494,549      100.0      18,346        18,072           3.79
--------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place............   1989    122,000       92.9       2,543         2,442           0.52

--------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                       122,000       92.9       2,543         2,442           0.52
--------------------------------------------------------------------------------------------------------------



                                                   2000
                                       2000       AVERAGE     TENANTS LEASING 10%
                                      AVERAGE    EFFECTIVE    OR MORE OF NET
                                     BASE RENT     RENT       RENTABLE AREA PER
PROPERTY                             PER SQ. FT. PER SQ. FT.  PROPERTY AS OF
LOCATION                             ($)(4)(6)   ($)(5)(6)    12/31/00(6)
---------------------------------------------------------------------------------------------------------------------------
Five Sentry Parkway East.........      16.36        16.31     Merck & Co. Inc. (77%), Selas Fluid Processing Corp. (23%)
Five Sentry Parkway West.........      17.94        17.92     Merck & Co. Inc. (70%), David Cutler Group (30%)

----------------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE              21.46        20.81
----------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue...........      24.88        24.07     Hachette Filipacchi Magazines (27%), McMahan Securities Co.
                                                              LP (15%) Winklevoss Consultants Inc. (12%)

NORWALK
40 Richards Avenue...............      21.85        20.78     South Beach Beverage Co., LLC (14%), Media Horizons Inc.
                                                              (11%), Programmed Solutions Inc. (10%)

SHELTON
1000 Bridgeport Avenue...........      17.04        16.70     William Carter Company (23%),  Weseley Software Development
                                                              (22%), Toyota Motor Credit Corporation (11%),
                                                              LandStar Gemini Inc. (11%)

----------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE               21.13        20.39
----------------------------------------------------------------------------------------------------------------------------

WASHINGTON, D.C.
1201 Connecticut Avenue, NW......      30.25        30.08     Zuckerman Spaeder Goldstein (29%), Leo A. Daly Company
                                                              (17%), RFE/RL Inc. (16%)
1400 L Street, NW................      37.67        37.08     Winston & Strawn (68%)
1709 New York Avenue, NW.........      43.54        42.63     Board of Gov/Federal Reserve (70%), United States of America
                                                              -GSA (25%)

----------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE      37.10        36.54
----------------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place............      22.44        21.55     Group I Software Inc. (45%), Infinity Broadcasting Company
                                                              (16%), State Farm Mutual Auto Ins. Co. (11%)

----------------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                  22.44        21.55
----------------------------------------------------------------------------------------------------------------------------


                                                 PROPERTY LISTING

                                                 OFFICE PROPERTIES
                                                    (CONTINUED)

                                                      PERCENTAGE
                                               NET      LEASED       2000             2000
                                            RENTABLE     AS OF       BASE           EFFECTIVE
PROPERTY                            YEAR      AREA     12/31/00      RENT             RENT
LOCATION                           BUILT    (SQ. FT.)   (%) (1) ($000'S) (2)(6) ($000'S) (3)(6)
-----------------------------------------------------------------------------------------------
BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive..........   1986    248,700       97.4       4,371       4,324
84 N.E. Loop 410.................   1971    187,312       89.9       2,545       2,528


1777 N.E. Loop 410...............   1986    256,137       83.0       3,718       3,631
111 Soledad......................   1918    248,153       93.0       2,621       2,532

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place...............   1986     97,889       85.0       1,421       1,346
DALLAS COUNTY,TEXAS
DALLAS
3030 LBJ Freeway (6).............   1984    367,018       96.8       6,543       6,278
3100 Monticello..................   1984    173,837       94.6       2,752       2,682




8214 Westchester.................   1983     95,509       81.4       1,242       1,192


IRVING
2300 Valley View.................   1985    142,634       97.4       1,903       1,786



RICHARDSON
1122 Alma Road...................   1977     82,576      100.0         607         607

HARRIS COUNTY, TEXAS
HOUSTON
14511 Falling Creek..............   1982     70,999       98.8         924         886
5225 Katy Freeway................   1983    112,213       97.1       1,468       1,338
5300 Memorial....................   1982    155,099       98.8       2,298       2,257

1717 St. James Place.............   1975    109,574       93.2       1,348       1,298
1770 St. James Place.............   1973    103,689       84.2       1,263       1,205
10497 Town & Country Way.........   1981    148,434       78.4       1,766       1,666

POTTER COUNTY, TEXAS
AMARILLO
6900 IH - 40 West (8)............   1986         --         --         190         190


                                   PERCENTAGE
                                 OF TOTAL 2000                 2000
                                     OFFICE,       2000       AVERAGE     TENANTS LEASING 10%
                                  OFFICE/FLEX,    AVERAGE    EFFECTIVE    OR MORE OF NET
                                 AND INDUSTRIAL/ BASE RENT     RENT       RENTABLE AREA PER
                                    WAREHOUSE   PER SQ. FT. PER SQ. FT.   PROPERTY AS OF
                                  BASE RENT (%)  ($)(4)(6)   ($)(5)(6)    12/31/00 (6)
---------------------------------------------------------------------------------------------------------------------------------
BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive..........      0.90        18.04        17.85     Merrill Lynch Pierce Fenner & Smith (12%)
84 N.E. Loop 410.................      0.53        15.11        15.01     Pacificare of Texas, Inc. (30%), KBL Cable, Inc. (26%),
                                                                          Kraft General Foods Inc. (25%)

1777 N.E. Loop 410...............      0.76        17.49        17.08     --
111 Soledad......................      0.54        11.36        10.97     SBC Communications, Inc. (38%)

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place...............      0.29        17.08        16.18     William F. Smith Enterprises (22%),
                                                                          Target Corporation (14%)
DALLAS COUNTY,TEXAS
DALLAS
3030 LBJ Freeway (6).............      1.35        18.42        17.67     Club Corporation of America (39%)
3100 Monticello..................      0.57        16.73        16.31     Insignia Commercial, Inc. (23%), Time Marketing
                                                                          Corporation/Evans Group (12%),
                                                                          Heath Insurance Brokers, Inc. (11%), Tarragon Realty Adv.
                                                                          Inc. (11%), Summit Global Partners Texas (10%)

8214 Westchester.................      0.26        15.98        15.33     Preston Business Center, Inc. (16%), Malone Mortgage
                                                                          Company America, Inc. (14%), State Bank & Trust Co. (11%)

IRVING
2300 Valley View.................      0.39        13.70        12.86     Alltel Information Services, Inc. (18%),  Computer Task
                                                                          Group, Inc. (12%), Tricon Restaurant Services (12%),
                                                                          US Personnel Inc. (12%)

RICHARDSON
1122 Alma Road...................      0.13         7.35         7.35     MCI Telecommunications Corp. (100%)

HARRIS COUNTY, TEXAS
HOUSTON
14511 Falling Creek..............      0.19        13.17        12.63     Nationwide Mutual Insurance Company (17%)
5225 Katy Freeway................      0.30        13.47        12.28     State of Texas (17%)
5300 Memorial....................      0.47        15.00        14.73     Drypers Corporation (20%), Datavox, Inc. (20%),
                                                                          HCI Chemicals USA, Inc. (19%)
1717 St. James Place.............      0.28        13.20        12.71     MCX Corp (14%)
1770 St. James Place.............      0.26        14.47        13.80     Neosoft Inc. (10%), Houston Interweb Design Inc. (10%)
10497 Town & Country Way.........      0.36        15.18        14.32     Vastar Resources, Inc. (23%)

POTTER COUNTY, TEXAS
AMARILLO
6900 IH - 40 West (8)............      0.04           --           --     --


                                                 PROPERTY LISTING

                                                 OFFICE PROPERTIES
                                                    (CONTINUED)

                                                      PERCENTAGE
                                               NET      LEASED        2000             2000
                                            RENTABLE     AS OF        BASE          EFFECTIVE
PROPERTY                            YEAR      AREA     12/31/00       RENT             RENT
LOCATION                           BUILT    (SQ. FT.)   (%) (1) ($000'S) (2)(6)  ($000'S) (3)(6)
------------------------------------------------------------------------------------------------
TARRANT COUNTY, TEXAS
EULESS
150 West Parkway.................   1984     74,429       91.0       1,062       1,030


TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy. South (8)1985         --          --       4,164      4,106

------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                        2,674,202       92.1      42,206      40,882
------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard.......   1991    181,596      100.0       1,730       1,722

PHOENIX
19640 North 31st Street..........   1990    124,171      100.0       1,506       1,453
SCOTTSDALE
9060 E. Via Linda Boulevard......   1984    111,200      100.0       2,404       2,404

------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                        416,967      100.0       5,640       5,579
------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street.......   1997    108,240      100.0       2,911       2,911
DENVER
400 South Colorado Boulevard.....   1983    125,415       97.8       2,182       2,108


ENGLEWOOD
9359 East Nichols Avenue.........   1997     72,610      100.0         903         903
5350 South Roslyn Street.........   1982     63,754      100.0       1,054       1,033

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court.......   1997     37,574      100.0         541         541
303 South Technology Court-A.....   1997     34,454      100.0         396         396
303 South Technology Court-B.....   1997     40,416      100.0         464         464


                                       PERCENTAGE
                                      OF TOTAL 2000                 2000
                                         OFFICE,       2000        AVERAGE     TENANTS LEASING 10%
                                      OFFICE/FLEX,    AVERAGE     EFFECTIVE    OR MORE OF NET
                                     AND INDUSTRIAL/ BASE RENT      RENT       RENTABLE AREA PER
                                        WAREHOUSE   PER SQ. FT.  PER SQ. FT.   PROPERTY AS OF
                                     BASE RENT (%)  ($) (4)(6)   ($) (5)(6)    12/31/00 (6)
--------------------------------------------------------------------------------------------------------------------------------
TARRANT COUNTY, TEXAS
EULESS
150 West Parkway.................          0.22        15.68        15.21      Warrantech Automotive, Inc. (40%), Mike Bowman
                                                                               Realtors/Century 21 Inc. (17%), Landmark Bank-Mid
                                                                               Cities (16%)

TRAVIS COUNTY, TEXAS
AUSTIN
1250 Capital of Texas Hwy. South (8)     0.86           --             --      --

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                         8.70        17.14        16.60
-----------------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard.......          0.36         9.53         9.48     Honeywell, Inc. (100%)

PHOENIX
19640 North 31st Street..........          0.31        12.13        11.70     American Express Travel Related Services Co., Inc.
                                                                              (100%)
SCOTTSDALE
9060 E. Via Linda Boulevard......          0.50        21.62        21.62     Sentry Insurance (63%), PCS Health Systems Inc. (37%)

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                       1.17        13.53        13.38
-----------------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street.......          0.60        26.89        26.89     T.R.W. Inc. (100%)
DENVER
400 South Colorado Boulevard.....          0.45        17.79        17.19     Community Health Plan (32%), State of Colorado (12%),
                                                                              Wells Fargo Bank West NA (11%), Senter Goldfarb &
                                                                              Rice LLC (11%)
ENGLEWOOD
9359 East Nichols Avenue.........          0.19        12.44        12.44     First Tennessee Bank NA (100%)
5350 South Roslyn Street.........          0.22        16.53        16.20     Alliance Metro Real Estate (19%), Business Word Inc.
                                                                              (17%)
BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court.......          0.11        14.40        14.40     Sun Microsystems Inc. (100%)
303 South Technology Court-A.....          0.08        11.49        11.49     Sun Microsystems Inc. (100%)
303 South Technology Court-B.....          0.10        11.48        11.48     Sun Microsystems Inc. (100%)


                                                 PROPERTY LISTING

                                                 OFFICE PROPERTIES
                                                    (CONTINUED)

                                                                                                  PERCENTAGE
                                                                                                 OF TOTAL 2000
                                                      PERCENTAGE                                    OFFICE,        2000
                                               NET      LEASED       2000         2000          OFFICE/FLEX,     AVERAGE
                                            RENTABLE     AS OF       BASE       EFFECTIVE       AND INDUSTRIAL/  BASE RENT
PROPERTY                            YEAR      AREA     12/31/00      RENT         RENT             WAREHOUSE     PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)   (%)(1)   ($000'S)(2)(6) ($000'S)(3)(6)     BASE RENT(%)  ($)(4)(6)
----------------------------------------------------------------------------------------------------------------------------
LOUISVILLE
248 Centennial Parkway...........   1996     39,266      100.0         508            507           0.10            12.94
1172 Century Drive...............   1996     49,566      100.0         641            639           0.13            12.93

285 Century Place................   1997     69,145      100.0       1,087          1,087           0.22            15.72

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite..............   1974    133,743      100.0       1,287          1,287           0.27             9.62

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
400 Inverness Drive..............   1997    111,608       99.9       2,777          2,759           0.57            24.91

67 Inverness Drive East..........   1996     54,280      100.0         680            677           0.14            12.53
384 Inverness Drive South........   1985     51,523      100.0         833            809           0.17            16.17

5975 South Quebec Street.........   1996    102,877       99.8       2,373          2,336           0.49            23.11


PARKER
9777 Pyramid Court...............   1995    120,281      100.0       1,323          1,323           0.27            11.00

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer....................   1998     47,368      100.0         611            605           0.13            12.90

1975 Research Parkway............   1997    115,250      100.0       1,683          1,604           0.35            14.60

2375 Telstar Drive...............   1998     47,369      100.0         612            605           0.13            12.92


JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard..............   1985     63,600       98.9       1,111          1,047           0.23            17.66


-----------------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                     1,488,339       99.7      23,977         23,641           4.95            16.15
-----------------------------------------------------------------------------------------------------------------------------


                                     2000
                                    AVERAGE      TENANTS LEASING 10%
                                   EFFECTIVE     OR MORE OF NET
                                     RENT        RENTABLE AREA PER
PROPERTY                            PER SQ. FT.  PROPERTY AS OF
LOCATION                           ($) (5) (6)   12/31/00 (6)
---------------------------------  ------------  ----------------------------------------------------
LOUISVILLE
248 Centennial Parkway...........      12.91     Walnut Brewery Inc. (59%), Aircell Inc. (28%)
1172 Century Drive...............      12.89     Skyconnect Inc. (40%), Evolving Systems Inc. (22%),
                                                 MCI Systemhouse Corp. (22%), RX Kinetix Inc. (16%)
285 Century Place................      15.72     HBO & Company of Georgia (100%)

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite..............       9.62     MDC Holding Inc. (100%)

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
400 Inverness Drive..............      24.75     Convergent Communications Inc. (26%), Ciber Inc. (22%),
                                                 Compuware Corp. (19%), Ani Colorado Inc./Alliance Int'l (16%)
67 Inverness Drive East..........      12.47     T-Netix Inc. (69%), Convergent Communications Inc. (31%)
384 Inverness Drive South........      15.70     Quickpen International Corp. (37%), United States of America -
                                                 GSA (19%), Worth Group Architects (10%)
5975 South Quebec Street.........      22.75     Northern Telecom Inc. (43%), Silicon Graphics Inc. (28%),
                                                 Qwest Communications Corp. (15%)
PARKER
9777 Pyramid Court...............      11.00     Evolving System Inc. (100%)

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer....................      12.77     Enterprise Systems Group Inc. (52%), URS Greiner Consultants
                                                 Inc. (39%)
1975 Research Parkway............      13.92     Bombardier Capital Florida Inc. (52%), Concert Management
                                                 Services (18%), General Dynamics Govt Systems (17%)
2375 Telstar Drive...............      12.77     Narwhal Corporation (45%), Memorial Hospital (39%),
                                                 Aerotek Inc. (14%)

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard..............      16.65     Arbitration Forums Inc. (18%), Frontier Real Estate - BH&G
                                                 (15%)

------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                  15.92
------------------------------------------------------------------------------------------------------------------

                                                 PROPERTY LISTING

                                                 OFFICE PROPERTIES
                                                    (CONTINUED)

                                                                                                   PERCENTAGE
                                                                                                  OF TOTAL 2000
                                                       PERCENTAGE                                    OFFICE,         2000
                                               NET       LEASED        2000          2000          OFFICE/FLEX,     AVERAGE
                                            RENTABLE     AS OF         BASE        EFFECTIVE      AND INDUSTRIAL/  BASE RENT
PROPERTY                            YEAR      AREA      12/31/00       RENT          RENT           WAREHOUSE      PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)    (%)(1)    ($000'S)(2)(6) ($000'S)(3)(6)  BASE RENT(%)     ($)(4)(6)
--------------------------------   -----    ---------  ----------  -------------- --------------  ---------------- -----------
SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street................   1977      183,445      100.0       6,170          5,426             1.27            33.63

760 Market Street................   1908      267,446       98.0       8,140          7,965             1.68            31.06

-------------------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                       450,891       98.8      14,310         13,391             2.95            32.12
-------------------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard............   1982      297,429       90.8       3,657          3,419             0.75            13.54


-------------------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                          297,429       90.8       3,657          3,419             0.75            13.54
-------------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway.............   1988       72,265      100.0       1,101          1,014             0.23            15.24



-------------------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                              72,265      100.0       1,101          1,014             0.23            15.24
-------------------------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street (8)........   1894           --         --       2,876          2,875             0.59               --

-------------------------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                              --         --       2,876          2,875             0.59               --
-------------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE PROPERTIES                    21,916,470       96.8     434,190        418,441            89.59            20.87
===============================================================================================================================


                                   2000
                                  AVERAGE    TENANTS LEASING 10%
                                 EFFECTIVE   OR MORE OF NET
                                    RENT     RENTABLE AREA PER
PROPERTY                         PER SQ. FT. PROPERTY AS OF
LOCATION                          ($)(5)(6)  12/31/00 (6)
-----------------------------------------------------------------------------------------------------------------
SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street................     29.58  Move.com Operations Inc. (51%), AT&T Corp. (34%), Regus
                                             Business Centre Corp. (15%)
760 Market Street................     30.39  R.H. Macy & Company, Inc. (19%)

-----------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE               30.06
-----------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard............     12.66  Fowler, White, Gillen, Boggs, Villareal & Banker, PA (33%),
                                             Sykes Enterprises Inc. (22%)

-----------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                  12.66
-----------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway.............     14.03  Magellan Behavorial Health (28%), New England Mutual Life
                                             Insurance Company (15%), American Express Financial
                                             Advisors, Inc. (15%), MCI Worldcom Communications (14%)

-----------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                     14.03
-----------------------------------------------------------------------------------------------------------------

DOUGLAS COUNTY, NEBRASKA
OMAHA
210 South 16th Street (8)........        --  --

-----------------------------------------------------------------------------------------------------------------
TOTAL NEBRASKA OFFICE                    --  --
-----------------------------------------------------------------------------------------------------------------


TOTAL OFFICE PROPERTIES               20.12
=================================================================================================================

                                                 PROPERTY LISTING

                                              OFFICE/FLEX PROPERTIES

                                                                                               PERCENTAGE
                                                                                              OF TOTAL 2000
                                                      PERCENTAGE                                 OFFICE,         2000
                                               NET      LEASED       2000         2000        OFFICE/FLEX,      AVERAGE
                                            RENTABLE     AS OF       BASE       EFFECTIVE    AND INDUSTRIAL/   BASE RENT
PROPERTY                            YEAR      AREA     12/31/00      RENT         RENT          WAREHOUSE     PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)  (%) (1)  ($000'S)(2)(6) ($000'S)(3)(6)   BASE RENT(%)   ($)(4)(6)
--------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane.....................   1991     64,500       68.8         355         343             0.07         8.00

5 Terri Lane.....................   1992     74,555       88.6         394         385             0.08         5.96


MOORESTOWN
2 Commerce Drive.................   1986     49,000      100.0         363         363             0.07         7.41
101 Commerce Drive...............   1988     64,700      100.0         336         296             0.07         5.19
102 Commerce Drive...............   1987     38,400       87.5         185         184             0.04         5.51



201 Commerce Drive...............   1986     38,400      100.0         196         191             0.04         5.10

202 Commerce Drive...............   1988     51,200      100.0         268         268             0.06         5.23
1 Executive Drive................   1989     20,570      100.0         172         143             0.04         8.36
2 Executive Drive (7)............   1988     60,800      100.0         352         343             0.07         7.47


101 Executive Drive..............   1990     29,355       80.0         140         119             0.03         5.96

102 Executive Drive..............   1990     64,000       90.0         351         308             0.07         6.09


225 Executive Drive..............   1990     50,600       86.2         333         312             0.07         7.63
97 Foster Road...................   1982     43,200      100.0         186         186             0.04         4.31

1507 Lancer Drive................   1995     32,700      100.0         139         130             0.03         4.25
1510 Lancer Drive................   1998     88,000      100.0         370         370             0.08         4.20
1256 North Church Street.........   1984     63,495       49.9         194         165             0.04         6.12
840 North Lenola Road............   1995     38,300      100.0         266         265             0.05         6.95


844 North Lenola Road............   1995     28,670      100.0         213         213             0.04         7.43

915 North Lenola Road (7)........   1998     52,488      100.0         131         131             0.03         5.33



                                      2000
                                     AVERAGE     TENANTS LEASING 10%
                                    EFFECTIVE    OR MORE OF NET
                                      RENT       RENTABLE AREA PER
PROPERTY                           PER SQ. FT.   PROPERTY AS OF
LOCATION                            ($)(5)(6)    12/31/00 (6)
---------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane.....................       7.73     Tempel Steel Company (18%), ATC Group Services Inc. (10%),
                                                 General Service Administrators (10%)
5 Terri Lane.....................       5.83     United Rentals Inc. (22%), Lykes Dispensing Systems Inc.
                                                 (20%), West Electronics Inc. (12%)

MOORESTOWN
2 Commerce Drive.................       7.41     Computer Sciences Corporation (100%)
101 Commerce Drive...............       4.57     Beckett Corporation (100%)
102 Commerce Drive...............       5.48     Nelson Associates (25%), American Banknote Card Svcs. (13%),
                                                 D&A Eastern Fasteners Inc. (13%), Moorestown Weightlifting
                                                 Club (13%), Opex Corporation (13%), RGP Impressions Inc.
                                                 (13%)
201 Commerce Drive...............       4.97     Flow Thru Metals Inc. (25%), Franchise Stores Realty Corp.
                                                 (25%), RE/Com Group (25%), Tropicana Products Inc. (25%)
202 Commerce Drive...............       5.23     Standard Register Co. (100%)
1 Executive Drive................       6.95     Bechtel Infrastructure Corp. (48%), T.T.I. (18%)
2 Executive Drive (7)............       7.28     CSI Computer Specialists Inc. (32%), Total Product Supply Inc.
                                                 (18%), On-Campus Marketing Concepts (16%),
                                                 Nia Zia D/B/A Alpha Academy (10%)
101 Executive Drive..............       5.07     Bayada Nurses Inc. (36%), Foundations Inc. (15%), ABC
                                                 Financial (10%), Bechtel Infrastructure Corp. (10%)
102 Executive Drive..............       5.35     Comtrex Systems Corp. (29%), Kencom Communications &
                                                 Svcs. (21%), PDLJB Corporation (20%), Schermerhorn Bros. Co.
                                                 (20%)
225 Executive Drive..............       7.15     Eastern Research Inc. (77%)
97 Foster Road...................       4.31     Consumer Response Company Inc. (50%), Pioneer and Company
                                                 Inc. (33%), Colornet Inc. (17%)
1507 Lancer Drive................       3.98     Tad's Delivery Service Inc. (100%)
1510 Lancer Drive................       4.20     Tad's Delivery Service Inc. (100%)
1256 North Church Street.........       5.21     James C. Anderson Associates (30%), Ketec Inc. (20%)
840 North Lenola Road............       6.92     Millar Elevator Service Co. (31%), Omega Storage Inc. (31%),
                                                 Technology Service Solutions (25%), Computer Integration
                                                 Services (13%)
844 North Lenola Road............       7.43     Lockheed Martin Corp. (41%), Curbell Inc. (33%), James J.
                                                 Martin Inc. (25%)
915 North Lenola Road (7)........       5.33     Premier Percussion USA Inc. (37%), Don-Mar of Connecticut,
                                                 LLC (23%), Riley Sales Inc. (18%), United States Postal Service
                                                (13%)

                                                 PROPERTY LISTING

                                              OFFICE/FLEX PROPERTIES
                                                    (CONTINUED)


                                                                                               PERCENTAGE
                                                                                              OF TOTAL 2000
                                                      PERCENTAGE                                 OFFICE,         2000
                                               NET      LEASED       2000         2000        OFFICE/FLEX,      AVERAGE
                                            RENTABLE     AS OF       BASE       EFFECTIVE    AND INDUSTRIAL/   BASE RENT
PROPERTY                            YEAR      AREA     12/31/00      RENT         RENT          WAREHOUSE     PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)  (%) (1)  ($000'S)(2)(6) ($000'S)(3)(6)   BASE RENT(%)   ($)(4)(6)
-------------------------------------------------------------------------------------------------------------------------
30 Twosome Drive.................   1997     39,675      100.0         224         224           0.05          5.65


40 Twosome Drive.................   1996     40,265       93.4         165         165           0.03          4.39

50 Twosome Drive.................   1997     34,075      100.0         262         262           0.05          7.69


WEST DEPTFORD
1451 Metropolitan Drive..........   1996     21,600      100.0         148         148           0.03          6.85

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive................   1989     13,275      100.0          46          43           0.01          3.47
200 Horizon Drive................   1991     45,770      100.0         454         439           0.09          9.92
300 Horizon Drive................   1989     69,780      100.0         703         690           0.15         10.07


500 Horizon Drive................   1990     41,205       57.8         259         231           0.05         10.87


MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1325 Campus Parkway..............   1988     35,000      100.0         370         354           0.08         10.57
1340 Campus Parkway..............   1992     72,502      100.0         813         709           0.17         11.21



1345 Campus Parkway..............   1995     76,300      100.0         710         706           0.15          9.31

1433 Highway 34..................   1985     69,020      100.0         557         479           0.11          8.07


1320 Wyckoff Avenue..............   1986     20,336      100.0         132         125           0.03          6.49
1324 Wyckoff Avenue..............   1987     21,168      100.0         183         147           0.04          8.65



                                      2000
                                     AVERAGE     TENANTS LEASING 10%
                                    EFFECTIVE    OR MORE OF NET
                                      RENT       RENTABLE AREA PER
PROPERTY                           PER SQ. FT.   PROPERTY AS OF
LOCATION                            ($)(5)(6)    12/31/00 (6)
-------------------------------------------------------------------------------------------------------------
30 Twosome Drive.................   5.65         Hartman Cards Inc. (28%), Sagot Office Interiors Inc. (24%),
                                                 Aramark Sports Entertainment (14%), The Closet Factory (12%),
                                                 C&L Packaging Inc. (12%), Mosler Inc. (10%)
40 Twosome Drive.................   4.39         Neighborcare - TCI Inc. (49%), Marconi Communications Inc.
                                                 (30%), Bellstar Inc. (14%)
50 Twosome Drive.................   7.69         Wells Fargo Alarm Services (44%), Sussex Wine Merchants
                                                 (42%), McCarthy Associates Inc. (14%)

WEST DEPTFORD
1451 Metropolitan Drive..........   6.85         Garlock Bearings Inc. (100%)

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive................   3.24         PSEG Energy Technologies Inc. (100%)
200 Horizon Drive................   9.59         O.H.M. Remediation Services Corp. (100%)
300 Horizon Drive................   9.89         State of New Jersey/DEP (50%), Lucent Technologies Inc. (26%),
                                                 Ward North America (14%), Stephen Gould of Pennsylvania
                                                 (10%)
500 Horizon Drive................   9.70         Lakeview Child Center Inc. (19%), New Jersey Builders
                                                 Assoc. (14%), Diedre Moire Corp. (11%)

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1325 Campus Parkway..............  10.11         Cisco Systems Inc. (100%)
1340 Campus Parkway..............   9.78         Groundwater & Environmental Services Inc. (33%), GEAC
                                                 Computers Inc. (22%), State Farm Mutual Insurance (17%),
                                                 Association For Retarded Citizens (11%), Digital Lightwave, Inc.
                                                 (11%)
1345 Campus Parkway..............   9.25         Depot America, Inc. (37%), Quadramed Corp. (23%), De Vine
                                                 Corp. (10%)
1433 Highway 34..................   6.94         State Farm Mutual Insurance Co. (48%), CACI Technologies
                                                 Inc. (18%), Depot America (12%), New Jersey
                                                 Natural Gas Co (11%)
1320 Wyckoff Avenue..............   6.15         The County of Monmouth (100%)
1324 Wyckoff Avenue..............   6.94         Blackhawk Management Corp. (53%), Systems Fulfillment
                                                 (25%), Supply Saver, Inc. (22%)

                                                 PROPERTY LISTING

                                              OFFICE/FLEX PROPERTIES
                                                    (CONTINUED)

                                                                                                PERCENTAGE
                                                                                               OF TOTAL 2000
                                                      PERCENTAGE                                  OFFICE,
                                               NET      LEASED       2000         2000          OFFICE/FLEX,
                                            RENTABLE     AS OF       BASE       EFFECTIVE      AND INDUSTRIAL/
PROPERTY                            YEAR      AREA     12/31/00      RENT         RENT            WAREHOUSE
LOCATION                           BUILT    (SQ. FT.)  (%) (1)  ($000'S) (2) (6)($000'S)(3)(6)   BASE RENT(%)
--------------------------------------------------------------------------------------------------------------
PASSAIC COUNTY, NEW JERSEY
TOTOWA
1 Center Court...................   1999     38,961       84.0         136         111              0.03

2 Center Court...................   1998     30,600       99.3         348         237              0.07

11 Commerce Way..................   1989     47,025      100.0         513         447              0.11

20 Commerce Way..................   1992     42,540      100.0         446         442              0.09

29 Commerce Way..................   1990     48,930      100.0         504         450              0.10


40 Commerce Way..................   1987     50,576       85.7         534         439              0.11

45 Commerce Way..................   1992     51,207      100.0         496         452              0.10

60 Commerce Way..................   1988     50,333      100.0         457         387              0.09


80 Commerce Way..................   1996     22,500      100.0         282         176              0.06

100 Commerce Way.................   1996     24,600      100.0         308         192              0.06

120 Commerce Way.................   1994      9,024      100.0          86          81              0.02
140 Commerce Way.................   1994     26,881       99.5         256         245              0.05



--------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX              1,996,081       94.1      14,336      13,096              2.95
--------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road...............   1974     31,800      100.0         316         310              0.07

75 Clearbrook Road...............   1990     32,720      100.0         816         816              0.17
150 Clearbrook Road..............   1975     74,900       93.8       1,029         998              0.21




                                                  2000
                                    2000         AVERAGE       TENANTS LEASING 10%
                                   AVERAGE      EFFECTIVE      OR MORE OF NET
                                  BASE RENT       RENT         RENTABLE AREA PER
                                 PER SQ. FT.   PER SQ. FT.     PROPERTY AS OF
                                 ($) (4) (6)   ($) (5) (6)     12/31/00 (6)
                                 ---------------------------------------------------------------
PASSAIC COUNTY, NEW JERSEY
TOTOWA
1 Center Court...................  4.16            3.39        Rock-Tenn Converting Company (46%), Eizo Nanao
                                                               Technologies Inc. (38%)
2 Center Court................... 11.45            7.80        Nomadic Display (36%), Electro Rent Corp. (33%), Alpine
                                                               Electronics of America (30%)
11 Commerce Way.................. 10.91            9.51        Coram Alternative Site Services (56%), D.A. Kopp & Associates
                                                               Inc. (22%), Olsten Health Services (11%), Ericsson Inc. (11%)
20 Commerce Way.................. 10.48           10.39        Emersub LXXXVII Inc. (41%), Lodan Totowa Inc. F/K/A
                                                               Emersub (21%), Dish Network Service Corp. (14%)
29 Commerce Way.................. 10.30            9.20        Sandvik Sorting Systems, Inc. (44%), Patterson Dental Supply
                                                               Inc. (23%), Fujitec America Inc. (22%), Williams
                                                               Communications LLC (11%)
40 Commerce Way.................. 12.32           10.13        Thomson Electron Tubes (43%), Intertek Testing Services Inc.
                                                               (29%), System 3R USA Inc. (14%)
45 Commerce Way..................  9.69            8.83        Ericsson Inc. (52%), Woodward Clyde
                                                               Consultants (27%), Oakwood Corporate Housing (21%)
60 Commerce Way..................  9.08            7.69        Ericsson Inc. (29%), Jen Mar Graphics Inc. (27%), Dolan &
                                                               Traynor Building Prod (16%), Prestige Telecom Ltd. (14%),
                                                               HW Exhibits (14%)
80 Commerce Way.................. 12.53            7.82        Learning Stop LLC (40%), Idexx Veterinary Services (37%),
                                                               Inter-American Safety Council (12%)
100 Commerce Way................. 12.52            7.80        Pharmerica Inc. (34%), Minolta Business Systems Inc. (34%),
                                                               CCH Incorporated (32%)
120 Commerce Way.................  9.53            8.98        Senior Care Centers of America (100%)
140 Commerce Way.................  9.57            9.16        Universal Hospital Services (29%), Advanced Image Systems Inc.
                                                               (20%), MSR Publications Inc. (19%), Holder Group Inc. (11%),
                                                               Alpha Testing (10%), Showa Tool USA, Inc. (10%)

---------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX       7.77            7.11
---------------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road...............  9.94            9.75        Creative Medical Supplies (28%), Eastern Jungle Gym Inc.
                                                               (27%), MCS Marketing Group Inc. (24%), Treetops Inc. (21%)
75 Clearbrook Road............... 24.94           24.94        Evening Out Inc. (100%)
150 Clearbrook Road.............. 14.65           14.21        Sportive Ventures I LLC (24%), Philips Medical Systems N.A.
                                                               (18%), Transwestern Publications (12%), ADT Security
                                                               Services Inc. (11%)

                                                 PROPERTY LISTING

                                              OFFICE/FLEX PROPERTIES
                                                    (CONTINUED)

                                                                                               PERCENTAGE
                                                                                              OF TOTAL 2000
                                                      PERCENTAGE                                 OFFICE,
                                               NET      LEASED       2000         2000         OFFICE/FLEX,
                                            RENTABLE     AS OF       BASE       EFFECTIVE     AND INDUSTRIAL/
PROPERTY                            YEAR      AREA     12/31/00      RENT         RENT           WAREHOUSE
LOCATION                           BUILT    (SQ. FT.)  (%) (1)  ($000'S)(2)(6) ($000'S)(3)(6)   BASE RENT(%)
------------------------------------------------------------------------------------------------------------
175 Clearbrook Road..............   1973     98,900       98.5       1,450       1,405             0.30

200 Clearbrook Road..............   1974     94,000       99.8       1,208       1,139             0.25
250 Clearbrook Road..............   1973    155,000       94.5       1,331       1,256             0.27


50 Executive Boulevard...........   1969     45,200       97.2         382         373             0.08

77 Executive Boulevard...........   1977     13,000       55.4         130         128             0.03
85 Executive Boulevard...........   1968     31,000       99.4         396         388             0.08

300 Executive Boulevard..........   1970     60,000       99.7         597         577             0.12

350 Executive Boulevard..........   1970     15,400       98.8         252         252             0.05
399 Executive Boulevard..........   1962     80,000      100.0         968         931             0.20

400 Executive Boulevard..........   1970     42,200      100.0         645         583             0.13
500 Executive Boulevard..........   1970     41,600      100.0         614         587             0.13


525 Executive Boulevard..........   1972     61,700      100.0         888         864             0.18

1 Westchester Plaza..............   1967     25,000      100.0         301         286             0.06

2 Westchester Plaza..............   1968     25,000      100.0         447         436             0.09
3 Westchester Plaza..............   1969     93,500      100.0       1,142       1,126             0.24

4 Westchester Plaza..............   1969     44,700       99.8         629         604             0.13

5 Westchester Plaza..............   1969     20,000      100.0         304         295             0.06


6 Westchester Plaza..............   1968     20,000      100.0         296         278             0.06

7 Westchester Plaza..............   1972     46,200      100.0         649         641             0.13
8 Westchester Plaza..............   1971     67,200       97.2         881         776             0.18

HAWTHORNE
200 Saw Mill River Road..........   1965     51,100      100.0         626         599             0.13




                                    2000       AVERAGE     TENANTS LEASING 10%
                                   AVERAGE    EFFECTIVE    OR MORE OF NET
                                  BASE RENT     RENT       RENTABLE AREA PER
                                 PER SQ. FT. PER SQ. FT.   PROPERTY AS OF
                                  ($)(4)(6)   ($)(5)(6)    12/31/00 (6)
                                 -----------------------------------------------------------------------------------------
175 Clearbrook Road..............   14.88        14.42     Nextel of New York Inc. (35%), Hypres Inc. (15%), Perk-Up Inc.
                                                           (10%)
200 Clearbrook Road..............   12.88        12.14     Brunschwig & Fils Inc. (39%), Proftech Corp (20%)
250 Clearbrook Road..............    9.09         8.57     AFP Imaging Corp (31%), The Artina Group Inc. (14%), Prints
                                                           Plus Inc. (13%), Conri Services Inc. (10%), Merrill-Sharpe
                                                           Ltd (10%)
50 Executive Boulevard...........    8.69         8.49     MMO Music Group (74%), Medcon Financial Services Inc.
                                                           (22%)
77 Executive Boulevard...........   18.05        17.77     Bright Horizons Children Center (55%)
85 Executive Boulevard...........   12.85        12.59     VREX Inc (49%), Westhab Inc. (21%), Wald Optics Laboratory
                                                           Inc. (13%), Saturn II Systems Inc. (11%)
300 Executive Boulevard..........    9.98         9.65     Princeton Ski Outlet Corp. (57%), Varta Batteries Inc. (31%),
                                                           LMG International Inc. (12%)
350 Executive Boulevard..........   16.56        16.56     Copytex Corp. (99%)
399 Executive Boulevard..........   12.10        11.64     American Banknote Holographic (73%), Wine Enthusiast Inc.
                                                           (15%), Brandon of Westchester (12%)
400 Executive Boulevard..........   15.28        13.82     Baker Engineering NY, Inc. (39%), Ultra Fabrics Inc. (25%)
500 Executive Boulevard..........   14.76        14.11     Original Consume (36%), Dover Elevator Co. (16%), Angelica
                                                           Corp. (16%), Olympia Sports Inc. (13%), Philips Medical
                                                           Systems N.A. (13%)
525 Executive Boulevard..........   14.39        14.00     Vie De France Yamazaki Inc. (59%), New York Blood Center
                                                           Inc. (21%)
1 Westchester Plaza..............   12.04        11.44     British Apparel (40%), Thin Film Concepts Inc. (20%),
                                                           RS Knapp (20%), JT Lynne Representatives (20%)
2 Westchester Plaza..............   17.88        17.44     Board of Cooperative Education (80%), Kin-Tronics (11%)
3 Westchester Plaza..............   12.21        12.04     Reveo Inc. (51%), Kangol Headwear (28%), Esperya USA Inc.
                                                           (12%)
4 Westchester Plaza..............   14.10        13.54     Metropolitan Life Insurance (38%), EEV Inc. (34%), Arsys
                                                           Innotech Corp. (13%)
5 Westchester Plaza..............   15.20        14.75     Fujitsu Network Communications (38%), Rokonet Industries
                                                           USA Inc. (25%), UA Plumbers Education Fund (25%),
                                                           Furniture Etc. Inc. (12%)
6 Westchester Plaza..............   14.80        13.90     Pinkerton Systems Integration (28%), Xerox Corporation (28%),
                                                           Game Parts Inc. (24%), Girard Rubber Co. (12%)
7 Westchester Plaza..............   14.05        13.87     Emigrant Savings Bank (69%), Fire End Croker Corp. (22%)
8 Westchester Plaza..............   13.49        11.88     Mamiya America Corp. (24%), Ciba Specialty Chemicals Corp.
                                                           (17%), Kubra Data Transfer Ltd. (15%)
HAWTHORNE
200 Saw Mill River Road..........   12.25        11.72     Walter DeGruyter Inc. (21%), Abscoa Industries Inc. (18%),
                                                           TJ Quatroni Plumbing and Heat (17%), Cablevision Lightpath
                                                           Inc. (12%), SI International Instruments Inc. (10%)

                                                 PROPERTY LISTING

                                              OFFICE/FLEX PROPERTIES
                                                    (CONTINUED)

                                                                                                   PERCENTAGE
                                                                                                 OF TOTAL 2000
                                                      PERCENTAGE                                    OFFICE,          2000
                                               NET      LEASED        2000          2000          OFFICE/FLEX,     AVERAGE
                                            RENTABLE     AS OF        BASE        EFFECTIVE      AND INDUSTRIAL/   BASE RENT
PROPERTY                            YEAR      AREA     12/31/00       RENT          RENT           WAREHOUSE      PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)  (%)(1)     ($000'S)(2)(6) ($000'S)(3)(6)   BASE RENT(%)     ($)(4)(6)
-------------------------------------------------------------------------------------------------------------------------------
4 Skyline Drive..................   1987      80,600       99.6        1,267          1,155           0.26            15.78
8 Skyline Drive..................   1985      50,000       98.9          854            717           0.18            17.27
10 Skyline Drive.................   1985      20,000      100.0          283            262           0.06            14.15

11 Skyline Drive.................   1989      45,000      100.0          689            641           0.14            15.31
12 Skyline Drive.................   1999      46,850      100.0          806            646           0.17            17.20

15 Skyline Drive.................   1989      55,000      100.0        1,005            912           0.21            18.27


YONKERS
100 Corporate Boulevard..........   1987      78,000       98.2        1,399          1,338           0.29            18.26


200 Corporate Boulevard South....   1990      84,000       99.8        1,380          1,350           0.28            16.46


4 Executive Plaza................   1986      80,000       98.7        1,025            973           0.21            12.98

6 Executive Plaza................   1987      80,000      100.0        1,110          1,093           0.23            13.88


1 Odell Plaza....................   1980     106,000       93.7        1,256          1,221           0.26            12.65

5 Odell Plaza....................   1983      38,400       99.6          536            528           0.11            14.01

7 Odell Plaza....................   1984      42,600       99.6          648            634           0.13            15.27


-------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                 2,076,570       98.3       28,555         27,118           5.88            13.99
-------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue..................   1986      88,000       94.0        1,486          1,460           0.31            17.96
500 West Avenue..................   1988      25,000      100.0          422            384           0.09            16.88


550 West Avenue..................   1990      54,000      100.0          785            663           0.16            14.54
600 West Avenue..................   1999      66,000      100.0          722            685           0.15            10.94




                                      2000
                                     AVERAGE     TENANTS LEASING 10%
                                    EFFECTIVE    OR MORE OF NET
                                      RENT       RENTABLE AREA PER
PROPERTY                           PER SQ. FT.   PROPERTY AS OF
LOCATION                            ($)(5)(6)    12/31/00 (6)
-------------------------------------------------------------------------------------------------------------
4 Skyline Drive..................      14.39     Alstom USA Inc. (27%), Evonyx Inc. (23%)
8 Skyline Drive..................      14.50     Clientsoft Inc. (70%), Evonyx Inc. (29%)
10 Skyline Drive.................      13.10     Bi-Tronic Inc/LCA Sales Corp. (51%), Phoenix Systems Int'l
                                                 (32%), ENSR Corp. (17%)
11 Skyline Drive.................      14.24     Cube Computer Corp. (76%), Agathon Machine Tools Inc. (12%)
12 Skyline Drive.................      13.79     Creative Visual Enterprises (38%), Medelec Inc. (32%), Savin
                                                 Corporation (30%)
15 Skyline Drive.................      16.58     Tellabs Operations Inc. (47%), Emisphere Technology Assoc.
                                                 (23%), Minolta Business Solutions (16%), Acorda Therapeutics
                                                 Inc. (14%)
YONKERS
100 Corporate Boulevard..........      17.47     Montefiore Medical Center (28%), Sempra Energy Trading Corp.
                                                 (13%), Minami International Corp. (12%), Otis Elevator
                                                 Company (11%), Genzyme Genetics Corp. (11%)
200 Corporate Boulevard South....      16.10     Belmay Inc. (32%), Montefiore Medical Center (23%),
                                                 Advanced Viral Research Corp. (20%), Micromold Products
                                                 Inc. (10%)
4 Executive Plaza................      12.32     Wise Contact US Optical Corp. (32%), E&B Giftware Inc.
                                                 (22%), TT Systems LLC (10%)
6 Executive Plaza................      13.66     Cablevision Systems Corp. (40%), CSC Holdings Inc. (12%),
                                                 Yonkers Savings & Loan Assoc. (11%) , Empire Managed Care
                                                 Inc. (10%)
1 Odell Plaza....................      12.29     Sportive Ventures 2 LLC (19%), Market Dynamics Group LLC
                                                 (11%)
5 Odell Plaza....................      13.81     Voyetra Technologies Inc. (44%), Photo File Inc. (34%),
                                                 Pharmerica Inc. (22%)
7 Odell Plaza....................      14.94     US Postal Service (41%), TT Systems Company (24%), Bright
                                                 Horizons Childrens Center (16%)

-------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX             13.28
-------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue..................      17.65     Fuji Medical Systems USA Inc. (80%)
500 West Avenue..................      15.36     Peppers and Rogers Group/Mark (35%), Lead Trackers Inc.
                                                 (28%), Convergent Communications Inc. (26%), M Cohen
                                                 and Sons Inc. (11%)
550 West Avenue..................      12.28     Lifecodes Corp. (68%), Davidoff of Geneva (CT) Inc. (32%)
600 West Avenue..................      10.38     Clarence House Imports, Ltd (100%)

                                                 PROPERTY LISTING

                                              OFFICE/FLEX PROPERTIES
                                                    (CONTINUED)

                                                                                                  PERCENTAGE
                                                                                                 OF TOTAL 2000
                                                       PERCENTAGE                                   OFFICE,         2000
                                               NET       LEASED         2000         2000         OFFICE/FLEX,     AVERAGE
                                            RENTABLE      AS OF         BASE       EFFECTIVE     AND INDUSTRIAL/   BASE RENT
PROPERTY                            YEAR      AREA      12/31/00        RENT         RENT          WAREHOUSE      PER SQ. FT.
LOCATION                           BUILT    (SQ. FT.)    (%)(1)    ($000'S)(2)(6) ($000'S)(3)(6)  BASE RENT(%)     ($)(4)(6)
------------------------------------------------------------------------------------------------------------------------------
650 West Avenue                     1998       40,000      100.0         555            441            0.11         13.88

------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX                 273,000       98.1       3,970          3,633            0.82         14.83
------------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE/FLEX PROPERTIES                4,345,651       96.4     46,861          43,847            9.65         11.25
==============================================================================================================================


                                     2000
                                    AVERAGE     TENANTS LEASING 10%
                                   EFFECTIVE    OR MORE OF NET
                                      RENT      RENTABLE AREA PER
PROPERTY                           PER SQ. FT.  PROPERTY AS OF
LOCATION                           ($)(5)(6)    12/31/00 (6)
-----------------------------------------------------------------------------------
650 West Avenue                       11.03     Davidoff of Geneva (CT) Inc. (100%)

-----------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX         13.57
-----------------------------------------------------------------------------------


TOTAL OFFICE/FLEX PROPERTIES          10.53
===================================================================================

                                                 PROPERTY LISTING

                                          INDUSTRIAL/WAREHOUSE PROPERTIES

                                                                                                    PERCENTAGE
                                                                                                   OF TOTAL 2000
                                                         PERCENTAGE                                   OFFICE,         2000
                                                  NET      LEASED       2000         2000          OFFICE/FLEX,      AVERAGE
                                               RENTABLE     AS OF       BASE       EFFECTIVE      AND INDUSTRIAL/   BASE RENT
PROPERTY                               YEAR      AREA     12/31/00      RENT         RENT            WAREHOUSE     PER SQ. FT.
LOCATION                              BUILT   (SQ. FT.)    (%)(1)   ($000'S)(2)(6) ($000'S)(3)(6)   BASE RENT(%)    ($)(4)(6)
------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane.................      1957      6,600      100.0          57           56             0.01            8.64
2 Warehouse Lane.................      1957     10,900      100.0         119          113             0.02           10.92

3 Warehouse Lane.................      1957     77,200      100.0         290          279             0.06            3.76
4 Warehouse Lane.................      1957    195,500       97.4       1,936        1,890             0.40           10.17

5 Warehouse Lane.................      1957     75,100       97.1         774          706             0.16           10.61

6 Warehouse Lane.................      1982     22,100      100.0         513          511             0.11           23.21

------------------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES          387,400       98.1       3,689        3,555             0.76            9.70
------------------------------------------------------------------------------------------------------------------------------


TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                                26,649,521       96.8     484,740      465,843            100.0           19.14
==============================================================================================================================


                                          2000
                                         AVERAGE     TENANTS LEASING 10%
                                        EFFECTIVE    OR MORE OF NET
                                          RENT       RENTABLE AREA PER
PROPERTY                               PER SQ. FT.   PROPERTY AS OF
LOCATION                                ($)(5)(6)    12/31/00 (6)
-------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane.................          8.48      JP Trucking Service Center Inc. (100%)
2 Warehouse Lane.................         10.37      RJ Bruno Roofing Inc. (55%), Teleport Communications
                                                     Group (41%)
3 Warehouse Lane.................          3.61      United Parcel Service (100%)
4 Warehouse Lane.................          9.93      San Mar Laboratories Inc. (63%), Westinghouse Air
                                                     Brake Co. Inc. (14%)
5 Warehouse Lane.................          9.68      Great Spring Waters of America (48%), Chamart Exclusives
                                                     Inc. (16%), E & H Tire Buying Service Inc. (11%)
6 Warehouse Lane.................         23.12      Conway Central Express (100%)

-------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES      9.35
-------------------------------------------------------------------------------------------------------------


TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                              18.40
=============================================================================================================

(1)  Based on all leases in effect as of December 31, 2000.
(2) Total base rent for 2000, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.
(3) Total base rent for 2000 minus total 2000 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.
(4) Base rent for 2000 divided by net rentable square feet leased at December 31, 2000. For those properties acquired or placed in service during 2000, amounts are annualized, as per Note 7.
(5) Effective rent for 2000 divided by net rentable square feet leased at December 31, 2000. For those properties acquired or placed in service during 2000, amounts are annualized, as per Note 7.
(6)  Excludes space leased by the Company.
(7) As this property was acquired or placed in service by the Company during 2000, the amounts represented in 2000 base rent and 2000 effective rent reflect only that portion of the year during which the Company owned or placed the property in service. Accordingly, these amounts may not be indicative of the property's full year results. For comparison purposes, the amounts represented in 2000 average base rent per sq. ft. and 2000 average effective rent per sq. ft. for this property have been calculated by taking 2000 base rent and 2000 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2000. These annualized per square foot amounts may not be indicative of the property's results had the Company owned or placed such property in service for the entirety of 2000.
(8)  The property was sold by the Company in 2000.
(9)  Calculation based on square feet in service as of December 31, 2000.

            ----------------------------------------------

RETAIL PROPERTIES
The Company owned two stand-alone retail properties as of December 31, 2000, as described below:

The Company owns an 8,000 square foot restaurant, constructed in 1986, located at 2 Executive Plaza in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Magic at Yonkers, Inc. for use as a Red Robin restaurant under a 25-year lease. The lease currently provides for fixed annual base rent of $265,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on the consumer price index ("CPI") over a base year CPI. The lease, which expires in June 2012, includes scheduled rent increases in July 2002 to approximately $300,000 annually, and in July 2007 to approximately $345,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 2000 total base rent for the property, calculated in accordance with GAAP, was approximately $345,558.

The Company also owns a 9,300 square foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Friday's under a 10-year lease which provides for fixed annual base rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires in August 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 2000 total base rent for the property, calculated in accordance with GAAP, was approximately $186,241.

LAND LEASES
The Company owned three land parcels, which were leased as of December 31, 2000, as described below:

The Company leases land to Star Enterprises, on which a 2,264 square-foot Texaco gas station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provides for annual rent of approximately $145,000 and expires in April 2005. The lease also provides for two five-year renewal options. 2000 total base rent under this lease, calculated in accordance with GAAP, was approximately $143,972.

The Company also leases five acres of land to Rake Realty, on which a 103,500 square-foot office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires in November 2018. 2000 total base rent under this lease, calculated in accordance with GAAP, was approximately $97,744. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

The Company also leases 27.7 acres of land to Home Depot, on which a 134,000 square-foot retail store was constructed, located at the Company's Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey. The net lease, which began on February 1, 1999, provides for annual rent of approximately $298,000 through the fifth year of the lease and fixed annual rent plus a CPI adjustment every five years for the years thereafter and expires in January 2094. The lease also provides an option for Home Depot to purchase the land in 2002. 2000 total base rent under this lease, calculated in accordance with GAAP, was approximately $260,750.

MULTI-FAMILY RESIDENTIAL PROPERTIES
The Company owned two multi-family residential properties, as of December 31, 2000, as described below:

TENBY CHASE APARTMENTS, DELRAN, BURLINGTON COUNTY, NEW JERSEY: The Company's multi-family residential property, known as the Tenby Chase Apartments, was built in 1970. The property contains 327 units, comprised of 196 one-bedroom units and 131 two-bedroom units, with an average size of approximately 1,235 square feet per unit. The property had an average monthly rental rate of approximately $753 per unit during 2000 and was approximately 97.5 percent leased as of December 31, 2000. The property had 2000 total base rent of approximately $2.9 million, which represented approximately 0.6 percent of the Company's 2000 total base rent. The average occupancy rate for the property in each of 2000, 1999 and 1998 was 96.8 percent, 97.1 percent and 96.0 percent, respectively.

25 MARTINE AVENUE, WHITE PLAINS, WESTCHESTER COUNTY, NEW YORK: The Company's multi-family residential property, known as 25 Martine Avenue, was built in 1987. The property contains 124 residential units, comprised of 18 studio units, 71 one-bedroom units and 35 two-bedroom units, with an average size of approximately 722 square feet per unit. The property had an average monthly rental rate of approximately $1,658 per unit during 2000 and was 97.0 percent leased as of December 31, 2000. The property also has retail space. The property had 2000 total base rent of approximately $2.5 million, which represented approximately 0.5 percent of the Company's 2000 total base rent. The average occupancy rate for the property in each of 2000, 1999 and 1998 was 96.5 percent,
96.8 percent and 96.4 percent, respectively.

OCCUPANCY

The table below sets forth the year-end percentages of rentable square feet leased in the Company's in-service Consolidated Properties for the last five years:

                                                                  Percentage of
                Year ended December 31,                      Square Feet Leased (%)
----------------------------------------------------------------------------------------------------
                2000                                                 96.8

                1999                                                 96.5

                1998                                                 96.6

                1997                                                 95.8

                1996                                                 96.4

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company's 20 largest tenants for the Consolidated Properties as of December 31, 2000, based upon annualized base rents:


                                                                     Percentage of
                                                 Annualized             Company          Square       Percentage of       Year of
                                  Number of      Base Rental        Annualized Base       Feet        Total Company        Lease
                                 Properties    Revenue ($) (1)    Rental Revenue (%)     Leased    Leased Sq. Ft. (%)   Expiration
----------------------------------------------------------------------------------------------------------------------------------
AT&T Wireless Services               2             8,527,197             1.8             395,955         1.6             2007 (2)
Donaldson, Lufkin &
  Jenrette Securities Corp.          1             8,316,096             1.7             271,953         1.1             2011
Keystone Mercy Health Plan           3             7,429,219             1.6             325,843         1.3             2015 (3)
AT&T Corporation                     2             7,268,746             1.5             450,278         1.8             2009 (4)
Prentice-Hall Inc.                   1             6,744,495             1.4             474,801         1.9             2014
IBM Corporation                      3             6,390,275             1.3             361,688         1.4             2007 (5)
Toys `R' Us - NJ, Inc.               1             5,342,672             1.1             242,518         1.0             2012
Waterhouse Securities, Inc.          1             5,253,555             1.1             184,222         0.7             2015
Nabisco Inc.                         3             5,183,132             1.1             310,243         1.2             2005 (6)
American Institute of Certified
  Public Accountants                 1             4,981,357             1.0             249,768         1.0             2012
Allstate Insurance Company           9             4,727,383             1.0             224,321         0.9             2009 (7)
Board of Gov./Federal Reserve        1             4,705,391             1.0             117,008         0.5             2009 (8)
Winston & Strawn                     1             4,381,770             0.9             108,100         0.4             2003
Dean Witter Trust Company            1             4,319,507             0.9             221,019         0.9             2008
CMP Media Inc.                       1             4,206,598             0.9             206,274         0.8             2014
KPMG Peat Marwick, LLP               2             3,824,080             0.8             161,760         0.6             2007 (9)
Move.com Operations, Inc.            1             3,796,680             0.8              94,917         0.4             2006
Regus Business Centre Corp.          3             3,680,880             0.8             107,805         0.4             2011(10)
Bank of Tokyo - Mitsubishi Ltd.      1             3,378,924             0.7             137,076         0.5             2009
Bankers Trust Harborside Inc.        1             3,272,500             0.7             385,000         1.5             2003
----------------------------------------------------------------------------------------------------------------------------------
Totals                                           105,730,457            22.1           5,030,549        19.9
==================================================================================================================================

(1) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 38,006 square feet expire June 2007.
(3) 22,694 square feet expire January 2003; 303,149 square feet expire April
    2015.
(4) 63,278 square feet expire May 2004; 387,000 square feet expire January 2009.
(5) 28,289 square feet expire January 2002; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(6) 9,865 square feet expire September 2001; 300,378 square feet expire December 2005.
(7) 18,882 square feet expire April 2003; 4,398 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 22,444 square feet expire July 2006; 6,108 square feet expire August 2006; 70,517 square feet expire June 2007; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(8) 94,719 square feet expire May 2005; 22,289 square feet expire July 2009.
(9) 104,556 square feet expire September 2002; 57,204 square feet expire July 2007.
(10) 28,000 square feet expire August 2010; 38,930 square feet expire April 2011; 40,875 square feet expire August 2011.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of the lease expirations for the total of the Company's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning January 1, 2001, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration      Expiring (1)       (Sq. Ft.)       Leases (%) (2)      Leases ($) (3)        Leases ($)          Leases (%)
------------------------------------------------------------------------------------------------------------------------------
2001..........        531         2,639,934             10.4              43,613,737            16.52               9.2

2002..........        515         3,150,437             12.4              56,082,268            17.80              11.8

2003..........        506         3,831,520             15.1              67,498,472            17.62              14.2

2004..........        350         2,378,899              9.4              45,239,146            19.02               9.5

2005..........        346         3,167,520             12.5              62,884,809            19.85              13.2

2006..........        163         1,899,748              7.5              38,795,616            20.42               8.1

2007..........         72         1,565,437              6.2              32,235,634            20.59               6.8

2008..........         51         1,149,547              4.5              19,628,343            17.07               4.1

2009..........         39         1,113,494              4.4              21,644,393            19.44               4.5

2010..........         77         1,167,775              4.6              23,066,952            19.75               4.8

2011..........         27         1,010,078              4.0              22,213,067            21.99               4.7

2012 and thereafter    40         2,301,556              9.0              43,724,798            19.00               9.1
------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,717        25,375,945 (4)        100.0             476,627,235            18.78             100.0
==============================================================================================================================

(1) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(2)  Excludes all  unleased space as of December 31, 2000.
(3) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(4) Reconciliation to Company's total net rentable square footage is as follows:

                                                                                  Square Feet       Percentage of Total
                                                                                  -----------       -------------------
Square footage leased to commercial tenants                                       25,375,945              95.2%
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
 service tenants and occupancy adjustments                                           426,862               1.6
Square footage unleased                                                              864,014               3.2
                                                                                 -----------           --------
Total net rentable square footage (does not include
 residential, land lease, retail or not-in-service properties)                    26,666,821             100.0%
                                                                                  ==========             ======

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of the lease expirations for the office properties beginning January 1, 2001, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                  Percentage Of                             Rent Per Net
                                Net Rentable      Total Leased           Annualized           Rentable          Percentage Of
                               Area Subject        Square Feet           Base Rental         Square Foot         Annual Base
                  Number Of      To Expiring     Represented By         Revenue Under        Represented         Rent Under
Year Of            Leases          Leases           Expiring              Expiring           By Expiring          Expiring
Expiration      Expiring (1)      (Sq. Ft.)      Leases (%) (2)        Leases ($) (3)        Leases ($)          Leases (%)
-------------------------------------------------------------------------------------------------------------------------------
2001..........        436         1,996,939              9.6              36,827,326            18.44               8.7

2002..........        410         2,318,146             11.1              47,490,669            20.49              11.2

2003..........        422         3,152,850             15.2              60,794,043            19.28              14.3

2004..........        293         1,814,213              8.7              38,785,904            21.38               9.2

2005..........        290         2,676,685             12.9              56,812,992            21.23              13.4

2006..........        137         1,554,837              7.5              33,508,335            21.55               7.9

2007..........         64         1,430,006              6.9              30,260,900            21.16               7.1

2008..........         45           964,500              4.6              18,204,342            18.87               4.3

2009..........         26           971,232              4.7              19,654,067            20.24               4.6

2010..........         53           855,944              4.1              18,361,508            21.45               4.3

2011..........         24           949,167              4.6              21,495,631            22.65               5.1

2012 and thereafter    35         2,115,868             10.1              41,494,249            19.61               9.9
-------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average           2,235        20,800,387            100.0             423,689,966            20.37             100.0
===============================================================================================================================

(1) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of December 31, 2000.
(3) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of the lease expirations for the office/flex properties beginning January 1, 2001, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable          Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot         Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented         Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring          Expiring
Expiration      Expiring (1)      (Sq. Ft.)        Leases (%) (2)     Leases ($)  (3)        Leases ($)          Leases (%)
-------------------------------------------------------------------------------------------------------------------------------
2001..........         89           632,213             15.1               6,677,238            10.56              13.7

2002..........        103           785,851             18.8               8,090,847            10.30              16.6

2003..........         80           580,696             13.9               6,203,311            10.68              12.7

2004..........         46           355,266              8.5               3,957,742            11.14               8.1

2005..........         53           477,681             11.4               5,889,941            12.33              12.1

2006..........         26           344,911              8.3               5,287,281            15.33              10.8

2007..........          8           135,431              3.2               1,974,734            14.58               4.0

2008..........          6           185,047              4.4               1,424,001             7.70               2.9

2009..........         12           130,462              3.1               1,884,126            14.44               3.9

2010..........         24           311,831              7.5               4,705,444            15.09               9.6

2011..........          3            60,911              1.5                 717,436            11.78               1.5

2012 and thereafter     4           177,688              4.3               1,965,549            11.06               4.1
-------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average             454         4,177,988            100.0              48,777,650            11.67             100.0
===============================================================================================================================

(1) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(2) Excludes all unleased space as of December 31, 2000.
(3) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of the lease expirations for the industrial/warehouse properties beginning January 1, 2001, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration      Expiring (1)      (Sq. Ft.)        Leases (%) (2)      Leases ($) (3)        Leases ($)        Leases (%)
--------------------------------------------------------------------------------------------------------------------------------
2001..........          6            10,782              2.8                 109,173            10.13               3.0

2002..........          2            46,440             12.2                 500,752            10.78              13.5

2003..........          4            97,974             25.8                 501,118             5.11              13.5

2004..........         10           200,120             52.6               2,300,500            11.50              62.2

2005..........          3            13,154              3.5                 181,876            13.83               4.9

2009..........          1            11,800              3.1                 106,200             9.00               2.9
--------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average              26           380,270            100.0               3,699,619             9.73             100.0
================================================================================================================================

(1) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(2)  Excludes all unleased space as of December 31, 2000.
(3) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rent revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of the lease expirations for the stand-alone retail properties beginning January 1, 2001, assuming that none of the tenants exercise renewal options:

                                                                                           Average Annual
                                                    Percentage Of                           Rent Per Net
                                 Net Rentable       Total Leased         Annualized           Rentable        Percentage Of
                                 Area Subject        Square Feet         Base Rental         Square Foot       Annual Base
                  Number Of       To Expiring      Represented By       Revenue Under        Represented       Rent Under
Year Of            Leases           Leases            Expiring            Expiring           By Expiring        Expiring
Expiration      Expiring (1)      (Sq. Ft.)        Leases (%) (2)        Leases ($)          Leases ($)        Leases (%)
--------------------------------------------------------------------------------------------------------------------------------
2004..........          1             9,300             53.8                 195,000            20.97              42.4

2012 .........          1             8,000             46.2                 265,000            33.12              57.6
--------------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average               2            17,300            100.0                 460,000            26.59             100.0
================================================================================================================================

(1)      Includes stand-alone retail property tenants only.
(2) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company's 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

                                                           Annualized         Percentage of                          Percentage of
                                                           Base Rental           Company             Square          Total Company
                                                             Revenue         Annualized Base          Feet              Leased
Industry Classification (3)                                ($) (1) (2)     Rental Revenue (%)        Leased           Sq. Ft. (%)
---------------------------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial           54,293,717            11.4              2,333,149             9.2
Manufacturing                                               45,232,970             9.5              2,733,304            10.8
Computer System Design Svcs.                                33,965,877             7.1              1,799,904             7.1
Telecommunications                                          32,056,149             6.7              1,863,008             7.3
Insurance Carriers & Related Activities                     31,246,470             6.6              1,607,184             6.3
Legal Services                                              28,655,988             6.0              1,280,166             5.0
Health Care & Social Assistance                             21,199,594             4.5              1,079,556             4.3
Credit Intermediation & Related Activities                  19,966,062             4.2              1,173,198             4.6
Wholesale Trade                                             17,090,086             3.6              1,254,193             4.9
Accounting/Tax Prep.                                        16,191,496             3.4                762,021             3.0
Other Professional                                          15,709,854             3.3                897,542             3.5
Retail Trade                                                15,304,387             3.2                877,279             3.5
Information Services                                        13,485,944             2.8                637,787             2.5
Publishing Industries                                       12,780,221             2.7                560,880             2.2
Arts, Entertainment & Recreation                            10,873,673             2.3                742,323             2.9
Real Estate & Rental & Leasing                              10,441,206             2.2                481,484             1.9
Public Administration                                       10,196,985             2.1                353,072             1.4
Other Services (except Public Administration)                9,973,705             2.1                720,267             2.8
Advertising/Related Services                                 9,059,880             1.9                422,451             1.7
Scientific Research/Development                              9,004,156             1.9                516,192             2.0
Management/Scientific                                        7,713,798             1.6                394,625             1.6
Management of Companies & Finance                            6,846,791             1.4                351,868             1.4
Transportation                                               6,534,616             1.4                449,769             1.8
Data Processing Services                                     5,774,618             1.2                268,770             1.1
Architectural/Engineering                                    5,268,844             1.1                302,525             1.2
Construction                                                 4,481,491             0.9                252,042             1.0
Educational Services                                         3,885,332             0.8                214,446             0.9
Utilities                                                    3,621,901             0.8                177,871             0.7
Admin. & Support, Waste Mgt. & Remediation Svc.              3,556,598             0.8                239,164             0.9
Specialized Design Services                                  3,488,148             0.7                164,620             0.7
Other                                                        8,726,678             1.8                465,285             1.8
------------------------------------------------------------------------------------------------------------------------------
Totals                                                     476,627,235           100.0             25,375,945           100.0
==============================================================================================================================

(1) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(3) The Company's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.

MARKET DIVERSIFICATION

The following table lists the Company's 25 markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

                                                           Annualized         Percentage of
                                                           Base Rental           Company              Total
                                                             Revenue         Annualized Base      Property Size     Percentage of
Market (MSA)                                               ($) (1) (2)     Rental Revenue (%)     Rentable Area   Rentable Area (%)
-----------------------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                                          82,717,384            17.4              4,530,091            17.0
New York, NY (Westchester-Rockland Counties)                80,086,544            16.8              4,696,178            17.6
Newark, NJ (Essex-Morris-Union Counties)                    71,596,650            15.0              3,444,598            12.9
Jersey City, NJ                                             42,609,281             8.9              2,094,470             7.8
Philadelphia, PA-NJ                                         37,954,991             8.0              2,710,346            10.2
Washington, DC-MD-VA                                        19,253,047             4.0                616,549             2.3
Denver, CO                                                  17,302,628             3.6              1,007,931             3.8
Dallas, TX                                                  15,516,855             3.3                959,463             3.6
Middlesex-Somerset-Hunterdon, NJ                            15,343,278             3.2                791,051             3.0
Trenton, NJ (Mercer County)                                 13,423,461             2.8                672,365             2.5
San Francisco, CA                                           12,594,371             2.6                450,891             1.7
San Antonio, TX                                             12,018,130             2.5                940,302             3.5
Stamford-Norwalk, CT                                         9,369,016             2.0                527,250             2.0
Houston, TX                                                  8,888,789             1.9                700,008             2.6
Monmouth-Ocean, NJ                                           7,375,329             1.5                577,423             2.2
Nassau-Suffolk, NY                                           5,762,698             1.2                261,849             1.0
Phoenix-Mesa, AZ                                             5,535,201             1.2                416,967             1.6
Tampa-St. Petersburg-Clearwater, FL                          3,869,760             0.8                297,429             1.1
Boulder-Longmont, CO                                         3,600,741             0.8                270,421             1.0
Bridgeport, CT                                               3,230,808             0.7                145,487             0.5
Colorado Springs, CO                                         2,832,002             0.6                209,987             0.8
Dutchess County, NY                                          2,201,156             0.5                118,727             0.4
Atlantic-Cape May, NJ                                        1,339,776             0.3                 80,344             0.3
Des Moines, IA                                               1,163,019             0.2                 72,265             0.3
Fort Worth-Arlington, TX                                     1,042,320             0.2                 74,429             0.3
------------------------------------------------------------------------------------------------------------------------------
Totals                                                     476,627,235           100.0             26,666,821           100.0
==============================================================================================================================

(1) Annualized base rental revenue is based on actual December 2000 billings times 12. For leases whose rent commences after January 1, 2001, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(2) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.

ITEM 3.       LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of the Properties is subject.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

The shares of the Company's Common Stock are traded on the New York Stock Exchange ("NYSE") and the Pacific Exchange under the symbol "CLI".

MARKET INFORMATION

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2000 and 1999, respectively:

              For the Year Ended December 31, 2000:

                                            HIGH         LOW          CLOSE
                                            ----         ---          -----
              First Quarter               $26.6250     $22.7500      $25.5000
              Second Quarter              $28.4375     $24.4375      $25.6875
              Third Quarter               $28.6250     $25.0625      $28.1875
              Fourth Quarter              $28.8750     $25.7500      $28.5625

              For the Year Ended December 31, 1999:

                                            HIGH         LOW          CLOSE
                                            ----         ---          -----
              First Quarter               $31.8750     $27.0000      $29.3750
              Second Quarter              $33.6250     $27.1875      $30.9375
              Third Quarter               $30.8125     $25.7500      $26.8215
              Fourth Quarter              $26.8125     $23.1250      $26.0625

On February 15, 2001, the closing Common Stock sales price on the NYSE was $27.35 per share.

HOLDERS

On February 15, 2001, the Company had 426 common shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities in the year ended December 31, 2000.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2000, the Company declared four quarterly common stock dividends and common unit distributions in the amounts of $0.58, $0.58, $0.61 and $0.61 per share and common unit from the first to the fourth quarter, respectively.

During the year ended December 31, 1999, the Company declared four quarterly common stock dividends and common unit distributions in the amounts of $0.55, $0.55, $0.58 and $0.58 per share and common unit from the first to the fourth quarter, respectively.

The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, applicable legal restrictions and other factors.

ITEM 6.       SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company. The consolidated selected operating, balance sheet and cash flow data of the Company as of December 31, 2000, 1999, 1998, 1997 and 1996, and for the periods then ended have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants.

OPERATING DATA                                                                       Year Ended December 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                               2000          1999          1998          1997          1996
------------------------------------------------------------------------------------------------------------------------------
Total revenues                                             $   576,153   $   551,484   $   493,699   $   249,801   $    95,472
Operating and other expenses                               $   172,146   $   168,651   $   150,448   $    75,353   $    29,662
General and administrative                                 $    23,276   $    25,480   $    24,828   $    15,659   $     5,800
Depreciation and amortization                              $    92,088   $    87,209   $    78,916   $    36,825   $    14,731
Interest expense                                           $   105,394   $   102,960   $    88,043   $    39,078   $    13,758
Non-recurring charges                                      $    37,139   $    16,458   $        --   $    46,519            --
Income before minority interests and
 extraordinary item                                        $   231,463   $   152,683   $   151,464   $    36,367   $    37,179
Income before extraordinary item                           $   185,338   $   119,739   $   118,951   $     4,988   $    32,419
Basic earnings per share - before extraordinary item       $      3.18   $      2.05   $      2.13   $      0.13   $      1.76
 Diluted earnings per share - before extraordinary item    $      3.10   $      2.04   $      2.11   $      0.12   $      1.73
Dividends declared per common share                        $      2.38   $      2.26   $      2.10   $      1.90   $      1.75
Basic weighted average shares outstanding                       58,338        58,385        55,840        39,266        18,461
Diluted weighted average shares outstanding                     73,070        67,133        63,893        44,156        21,436


BALANCE SHEET DATA                                                                        December 31,
IN THOUSANDS                                                      2000          1999          1998          1997          1996
------------------------------------------------------------------------------------------------------------------------------
Rental property, before accumulated depreciation
 and amortization                                          $ 3,704,354   $ 3,654,845   $ 3,467,799   $ 2,629,616   $   853,352
Total assets                                               $ 3,676,977   $ 3,629,601   $ 3,452,194   $ 2,593,444   $ 1,026,328
Total debt                                                 $ 1,628,512   $ 1,490,175   $ 1,420,931   $   972,650   $   268,010
Total liabilities                                          $ 1,774,239   $ 1,648,844   $ 1,526,974   $ 1,056,759   $   297,985
Minority interests                                         $   449,448   $   538,875   $   501,313   $   379,245   $    26,964
Stockholders' equity                                       $ 1,453,290   $ 1,441,882   $ 1,423,907   $ 1,157,440   $   701,379


OTHER DATA                                                                          Year Ended December 31,
IN THOUSANDS                                                      2000          1999          1998          1997          1996
------------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities                $   180,529   $   243,638    $  208,761     $  98,142    $   46,823
Cash flows provided by (used in) investing activities      $     6,189   $  (195,178)   $ (749,067)    $(939,501)   $ (307,752)
Cash flows (used in) provided by financing activities      $  (182,210)  $   (45,598)   $  543,411     $ 639,256    $  464,769
Funds from operations (1), before distributions to
 preferred unitholders                                     $   262,071   $   244,240    $  216,949     $ 111,752    $   45,220
Funds from operations (1), after distributions to
 preferred unitholders                                     $   246,630   $   228,764    $  200,636     $ 110,864    $   45,220

------------------------

(1) The Company considers funds from operations (after adjustment for straight-lining of rents and non-recurring charges) one measure of REIT performance. Funds from operations ("FFO") is defined as net income
         (loss) before minority interest of unitholders (preferred and common) computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative for net income as an indication of the Company's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained elsewhere in this Report, for the calculation of FFO for the periods presented.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the year ended December 31, 2000 ("2000"), as compared to the year ended December 31, 1999 ("1999"), and for 1999, as compared to the year ended December 31, 1998 ("1998"), make reference to the following:
(i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at December 31, 1998, excluding Dispositions as defined below (for the 2000 versus 1999 comparison) and which represents all in-service properties owned by the Company at December 31, 1997, excluding Dispositions as defined below (for the 1999 versus 1998 comparison), (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Company from January 1, 1999 through December 31, 2000 (for the 2000 versus 1999 comparison) and which represents all properties acquired or placed in service by the Company from January 1, 1998 through December 31, 1999 (for the 1999 versus 1998 comparison) and (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Company during the respective periods.

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

                                                                  Year Ended
                                                                 December 31,
                                                                                            Dollar        Percent
(DOLLARS IN THOUSANDS)                                       2000            1999           Change         Change
----------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                 $491,193        $469,853         $21,340          4.5%
Escalations and recoveries from tenants                      58,488          62,182          (3,694)        (5.9)
Parking and other                                            15,325          15,915            (590)        (3.7)
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                 565,006         547,950          17,056          3.1

Equity in earnings of unconsolidated joint ventures           8,055           2,593           5,462        210.6
Interest income                                               3,092             941           2,151        228.6
----------------------------------------------------------------------------------------------------------------------
  Total revenues                                            576,153         551,484          24,669          4.5
----------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                            59,400          57,382           2,018          3.5
Utilities                                                    42,035          41,580             455          1.1
Operating services                                           70,711          69,689           1,022          1.5
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                 172,146         168,651           3,495          2.1

General and administrative                                   23,276          25,480          (2,204)        (8.6)
Depreciation and amortization                                92,088          87,209           4,879          5.6
Interest expense                                            105,394         102,960           2,434          2.4
Non-recurring charges                                        37,139          16,458          20,681        125.7
----------------------------------------------------------------------------------------------------------------------
  Total expenses                                            430,043         400,758          29,285          7.3
----------------------------------------------------------------------------------------------------------------------

Income before gain on sales of rental property
  and minority interests                                    146,110         150,726          (4,616)        (3.1)
Gain on sales of rental property                             85,353           1,957          83,396      4,261.4
----------------------------------------------------------------------------------------------------------------------

Income before minority interests                            231,463         152,683          78,780         51.6
MINORITY INTERESTS:
Operating partnership                                        41,053          32,865           8,188         24.9
Partially-owned properties                                    5,072              79           4,993      6,320.3
----------------------------------------------------------------------------------------------------------------------
Net income                                                 $185,338        $119,739         $65,599         54.8%
======================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

                                       TOTAL COMPANY   SAME-STORE PROPERTIES  ACQUIRED PROPERTIES  DISPOSITIONS
                                       -------------   ---------------------  -------------------  ------------
                                     Dollar   Percent   Dollar     Percent    Dollar    Percent   Dollar   Percent
                                     Change   Change    Change      Change    Change    Change    Change    Change
--------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                           $21,340     4.5%    $16,615     3.5%      $21,429    4.6%  $(16,704)    (3.6)%
Escalations and recoveries from
  from tenants                        (3,694)   (5.9)       (577)   (0.9)        1,602    2.6     (4,719)    (7.6)
Parking and other                       (590)   (3.7)       (111)   (0.7)          150    0.9       (629)    (3.9)
--------------------------------------------------------------------------------------------------------------------
Total                                $17,056     3.1%    $15,927     2.9%      $23,181    4.2%  $(22,052)    (4.0)%
====================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                    $ 2,018     3.5%    $ 1,267     2.2%      $ 2,287    4.0%  $ (1,536)    (2.7)%
Utilities                                455     1.1         752     1.8         1,501    3.6     (1,798)    (4.3)
Operating services                     1,022     1.5         664     1.0         3,359    4.8     (3,001)    (4.3)
--------------------------------------------------------------------------------------------------------------------
Total                                $ 3,495     2.1%    $ 2,683     1.6%      $ 7,147    4.2%  $ (6,335)    (3.7)%
====================================================================================================================

OTHER DATA:
Number of Consolidated Properties        255                 237                    18                 7
Square feet (in thousands)            26,667              24,886                 1,781             1,949

Base rents for the Same-Store Properties increased $16.6 million, or 3.5 percent, for 2000 as compared to 1999, due primarily to rental rate increases in 2000. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.6 million, or 0.9 percent, for 2000 over 1999, due to the recovery of a decreased amount of total property expenses. Parking and other income for the Same-Store Properties decreased $0.1 million, or 0.7 percent, due primarily to fewer lease termination fees in 2000.

Real estate taxes on the Same-Store Properties increased $1.3 million, or 2.2 percent, for 2000 as compared to 1999, due primarily to property tax rate increases in certain municipalities in 2000. Utilities for the Same-Store Properties increased $0.8 million, or 1.8 percent, for 2000 as compared to 1999, due primarily to increased rates. Operating services for the Same-Store Properties increased $0.7 million, or 1.0 percent, due primarily to an increase in maintenance costs in 2000.

Equity in earnings of unconsolidated joint ventures increased $5.5 million, or
210.6 percent, for 2000 as compared to 1999. This is due primarily to properties developed by joint ventures being placed in service in 2000 and higher occupancies (see Note 4 to the Financial Statements).

Interest income increased $2.2 million, or 228.6 percent, for 2000 as compared to 1999. This increase was due primarily to the effect of net proceeds from certain property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested, as well as income from mortgages receivable in 2000.

General and administrative decreased by $2.2 million, or 8.6 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and related costs in 2000.

Depreciation and amortization increased by $4.9 million, or 5.6 percent, for 2000 over 1999. Of this increase, $5.4 million, or 6.2 percent, is attributable to the Same-Store Properties, and $3.8 million, or 4.4 percent, is due to the Acquired Properties, partially offset by a decrease of $4.3 million, or 5.0 percent, due to the Dispositions.

Interest expense increased $2.4 million, or 2.4 percent, for 2000 as compared to 1999. This increase is due primarily to the replacement in March 1999 of short-term credit facility borrowings with long-term fixed rate unsecured notes and increase in LIBOR in 2000 over 1999.

Non-recurring charges of $37.1 million were incurred in 2000 as a result of costs associated with the termination of the Prentiss merger agreement (see Note 3 to the Financial Statements) in September 2000 and costs associated with the resignations of Brant Cali and John R. Cali (see Note 14 to the Financial Statements) in June 2000. Non-recurring charges of $16.5 million were incurred in 1999 as a result of the resignation of Thomas A. Rizk (see Note 14 to the Financial Statements).

Income before gain on sales of rental property and minority interests decreased to $146.1 million in 2000 from $150.7 million in 1999. The decrease of approximately $4.6 million is due to the factors discussed above.

Net income increased by $65.6 million, from $119.7 million in 1999 to $185.3 million in 2000. This increase was a result of a gain on sales of rental property of $85.4 million in 2000. This was partially offset by a decrease in income before gain on sales of rental property and minority interests of $4.6 million in 2000 as compared to 1999, a gain on sales of rental property of $2.0 million in 1999, and an increase in minority interests of $13.2 million in 2000.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

                                                                   Year Ended
                                                                   December 31,
                                                                                           Dollar         Percent
(DOLLARS IN THOUSANDS)                                          1999           1998        Change          Change
----------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                    $469,853        $427,528      $42,325          9.9%
Escalations and recoveries from tenants                         62,182          51,981       10,201         19.6
Parking and other                                               15,915          10,712        5,203         48.6
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                    547,950         490,221       57,729         11.8

Equity in earnings of unconsolidated joint ventures              2,593           1,055        1,538        145.8
Interest income                                                    941           2,423       (1,482)       (61.2)
----------------------------------------------------------------------------------------------------------------------
  Total revenues                                               551,484         493,699       57,785         11.7
----------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                               57,382          48,297        9,085         18.8
Utilities                                                       41,580          38,440        3,140          8.2
Operating services                                              69,689          63,711        5,978          9.4
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                    168,651         150,448       18,203         12.1

General and administrative                                      25,480          24,828          652          2.6
Depreciation and amortization                                   87,209          78,916        8,293         10.5
Interest expense                                               102,960          88,043       14,917         16.9
Non-recurring charges                                           16,458              --       16,458          --
----------------------------------------------------------------------------------------------------------------------
  Total expenses                                               400,758         342,235       58,523         17.1
----------------------------------------------------------------------------------------------------------------------

Income before gain on sales of rental property,
  Minority interests and extraordinary item                    150,726         151,464         (738)        (0.5)
Gain on sales of rental property                                 1,957              --        1,957          --
----------------------------------------------------------------------------------------------------------------------

Income before minority interests and
  Extraordinary item                                           152,683         151,464        1,219          0.8
MINORITY INTERESTS:
Operating partnership                                           32,865          32,513          352          1.1
Partially-owned properties                                          79              --           79          --
----------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                               119,739         118,951          788          0.7
Extraordinary item - loss on early retirement of debt
  (net of minority interest's share of $297 in 1998)                --          (2,373)       2,373       (100.0)
----------------------------------------------------------------------------------------------------------------------
Net income                                                    $119,739        $116,578     $  3,161          2.7%
======================================================================================================================

The following is a summary of changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

                                      TOTAL COMPANY   SAME-STORE PROPERTIES ACQUIRED PROPERTIES    DISPOSITIONS
                                      -------------   --------------------- -------------------    ------------
                                     Dollar  Percent     Dollar    Percent    Dollar   Percent    Dollar   Percent
                                     Change  Change      Change    Change     Change   Change     Change   Change
--------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                           $42,325    9.9%     $10,007      2.4%     $32,519    7.6%    $(201)    (0.1)%
Escalations and recoveries from
  from tenants                        10,201   19.6        4,800      9.2        5,404   10.4        (3)     0.0
Parking and other                      5,203   48.6        2,585     24.1        2,601   24.3        17      0.2
--------------------------------------------------------------------------------------------------------------------
Total                                $57,729   11.8%     $17,392      3.6%     $40,524    8.3%    $(187)    (0.1)%
====================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                   $  9,085   18.8%    $  3,300      6.8%    $  5,817   12.1%   $  (32)    (0.1)%
Utilities                              3,140    8.2          400      1.0        2,738    7.2         2      0.0
Operating services                     5,978    9.4         (165)    (0.3)       6,210    9.8       (67)    (0.1)
--------------------------------------------------------------------------------------------------------------------
Total                                $18,203   12.1%    $  3,535      2.4%     $14,765    9.8%   $  (97)    (0.1)%
====================================================================================================================

OTHER DATA:
Number of Consolidated Properties        253                 187                    66                2
Square feet (in thousands)            27,383              21,775                 5,608              190

Base rents for the Same-Store Properties increased $10.0 million, or 2.4 percent, for 1999 as compared to 1998, due primarily to rental rate increases in 1999. Escalations and recoveries from tenants for the Same-Store Properties increased $4.8 million, or 9.2 percent, for 1999 over 1998, due to the recovery of an increased amount of total property expenses, as well as additional settle-up billings in 1999. Parking and other income for the Same-Store Properties increased $2.6 million, or 24.1 percent, due primarily to increased lease termination fees in 1999.

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

Interest income decreased $1.5 million, or 61.2 percent, for 1999 as compared to 1998. This decrease was due primarily to repayment by a borrower of a mortgage note receivable in 1998.

General and administrative increased by $0.7 million, or 2.6 percent, for 1999 as compared to 1998. This increase is due primarily to increased payroll and related costs in 1999.

Depreciation and amortization increased by $8.3 million, or 10.5 percent, for 1999 over 1998. Of this increase, $4.8 million, or 6.1 percent, is attributable to the Acquired Properties and $3.5 million, or 4.4 percent, is due to the Same-Store Properties.

Interest expense increased $14.9 million, or 16.9 percent, for 1999 as compared to 1998. This increase is due primarily to the replacement in 1999 of short-term credit facility borrowings with long-term fixed rate unsecured debt and net additional drawings from the Company's revolving credit facilities generally as a result of Company acquisitions in 1998. These increases were partially offset by the reduction in spread over LIBOR due to the Unsecured Facility signed in April 1998 and the achievement by the Company of investment grade credit ratings in November 1998.

Non-recurring charges of $16.5 million were incurred in 1999, as a result of the resignation of Thomas A. Rizk (see Note 14 to the Financial Statements).

Income before gain on sales of rental property, minority interests and extraordinary item decreased to $150.7 million in 1999 from $151.5 million in 1998. The decrease of approximately $0.8 million is due to the factors discussed above.

Net income increased by $3.1 million, from $116.6 million in 1998 to $119.7 million in 1999. This increase was a result of an extraordinary item of $2.4 million (net of minority interest) due to early retirement of debt in 1998, and a gain on sales of rental property of $1.9 million in 1999. These were partially offset by a decrease in income before gain on sales of rental property, minority interests and extraordinary item of $0.8 million in 2000 as compared to 1999 and an increase in minority interests of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the year ended December 31, 2000, the Company generated $180.5 million in cash flows from operating activities, and together with $723.0 million in borrowings from the Company's senior unsecured notes and revolving credit facilities, $292.9 million in proceeds from sales of rental property, $13.3 million in distributions received from unconsolidated joint ventures, $2.5 million in proceeds from stock options exercised and $0.5 million from restricted cash, used an aggregate of approximately $1.2 billion to acquire properties and land parcels and pay for other tenant and building improvements totaling $268.2 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $585.0 million, pay quarterly dividends and distributions of $172.1 million, invest $17.6 million in unconsolidated joint ventures, distribute $88.7 million to minority interest in partially-owned properties, issue mortgage note receivables of $14.7 million, pay financing costs of $6.4 million, repurchase 2,026,300 shares of its outstanding common stock for $55.5 million and increase the Company's cash and cash equivalents by $4.5 million.

CAPITALIZATION
The Company has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Company's strong presence in the Northeast region and, to a lesser extent, certain markets in California. The Company plans to sell substantially all of its properties located in the Southwestern and Western regions, using such proceeds to invest in property acquisitions and development projects in its core Northeast markets, as well as to repay debt and fund stock repurchases.

During 2000, the Company sold three of its office properties located in the Southwest and Western regions for aggregate net proceeds of approximately $57.8 million (see Note 3 - "2000 Transactions - Property Sales" to the financial statements.) Currently, the Company is actively seeking to sell 10 office properties located in San Antonio and Houston, Texas.

Consistent with its strategy, in the fourth quarter 2000, the Company started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The total cost of the project is currently projected to be approximately $260 million and is anticipated to be completed in third quarter 2002. Additionally, in the fourth quarter 2000, the Company, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Company's Harborside complex. The total cost of this project is currently projected to be approximately $140 million and is anticipated to be completed in third quarter 2002. Plaza 10 is 100 percent pre-leased to Charles Schwab for a 15-year term. The lease agreement obligates the Company, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Company to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Company be unable to or choose not to provide such expansion space, the Company could be liable to Schwab for its actual damages, in no event to exceed $15.0 million. The Company expects to finance its funding requirements under both Plazas 5 and 10 projects through drawing on its revolving credit facilities, construction financing, or through joint venture arrangements.

On August 6, 1998, the Board of Directors of the Company authorized a Repurchase Program under which the Company was permitted to purchase up to $100.0 million of the Company's outstanding common stock. Under the Repurchase Program, the Company purchased for constructive retirement 1,869,200 shares of its outstanding common stock for an aggregate cost of approximately $52.6 million through September 12, 2000.

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Company is permitted to purchase up to an additional $150.0 million of the Company's outstanding common stock above the $52.6 million that had previously been purchased. From that date through February 15, 2001, the Company purchased for constructive retirement 2,098,300 shares of its outstanding common stock for an aggregate cost of approximately $57.5 million under the Repurchase Program. The Company has authorization to repurchase up to an additional $92.5 million of its outstanding common stock which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

As of December 31, 2000, the Company's total indebtedness of $1.6 billion (weighted average interest rate of 7.29 percent) was comprised of $381.0 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.53 percent) and fixed rate debt of $1.2 billion (weighted average rate of 7.25 percent).

As of December 31, 2000, the Company had outstanding borrowings of $348.8 million under its revolving credit facilities (with aggregate borrowing capacity of $900.0 million). The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility. The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Company's unsecured debt rating, the interest and facility fee rate will be changed on a sliding scale. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Company has been notified that the Prudential Facility, which carries an interest rate of 110 basis points over LIBOR and matures in June 2001, will not be renewed. The Company believes that the 2000 Unsecured Facility is sufficient to meet its revolving credit facility needs.

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

On December 21, 2000, the Operating Partnership issued $15.0 million of 7.835 percent senior unsecured notes due December 15, 2010 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions) of approximately $14.9 million were used primarily to pay down outstanding borrowings under the Prudential Facility, as defined in Note 9 to the Financial Statements.

In January 2001, the Operating Partnership issued $300.0 million face amount of
7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296.3 million were used to pay down outstanding borrowings under the 2000 Unsecured Facility, as defined in Note 9 to the Financial Statements. The senior unsecured notes were issued at a discount of approximately $1.7 million.

The terms of the Operating Partnership's unsecured corporate debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

The Company has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to prospective preferred stock offerings of the Company. Moody's Investors Service has assigned its Baa3 rating to the existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Company.

As of December 31, 2000, the Company had 229 unencumbered properties, totaling
20.4 million square feet, representing 76.5 percent of the Company's total portfolio on a square footage basis.

The Company has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Company. The Company and Operating Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.1 billion of unsecured corporate debt. The Company also has an effective registration statement with the SEC for a dividend reinvestment and stock purchase plan, which commenced in March 1999.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from the 2000 Unsecured Facility. The Company is frequently examining potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Company's revolving credit facilities) and the issuance of additional debt or equity securities.

Following the Operating Partnership's issuance of $300.0 million in senior unsecured notes in January 2001, the Company's total debt had a weighted average term to maturity of approximately 5.9 years. The Company does not intend to reserve funds to retire the Company's unsecured corporate debt or its mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2001. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent (for taxable years beginning after December 31, 2000) of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $138.9 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

FUNDS FROM OPERATIONS

The Company considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. Funds from operations is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges.

Funds from operations for the years ended December 31, 2000, 1999 and 1998, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):

                                                                                    Year Ended December 31,
                                                                             2000            1999             1998
--------------------------------------------------------------------- --------------- ---------------- ---------------
Income before gain on sales of rental property,
      minority interests and extraordinary item                         $146,110        $ 150,726         $ 151,464
Add: Real estate-related depreciation and amortization (1)                94,250           89,731            79,169
Gain on sale of land                                                       2,248               --                --
Non-recurring charges                                                     37,139           16,458                --
Deduct:  Rental income adjustment for straight-lining of rents (2)       (12,604)         (12,596)          (13,684)
         Minority interests: partially-owned properties                   (5,072)             (79)               --
--------------------------------------------------------------------- --------------- ---------------- ---------------
Funds from operations, after adjustment for straight-lining
      of rents and non-recurring charges                                $262,071        $ 244,240         $ 216,949
Deduct: Distributions to preferred unitholders                           (15,441)         (15,476)          (16,313)
--------------------------------------------------------------------- --------------- ---------------- ---------------
Funds from operations, after adjustment for straight-lining
      of rents and non-recurring charges, after distributions
      to preferred unitholders                                          $246,630        $ 228,764         $ 200,636
===================================================================== =============== ================ ===============
Cash flows provided by operating activities                            $ 180,529        $ 243,638         $ 208,761
Cash flows provided by (used in) investing activities                  $   6,189        $(195,178)        $(749,067)
Cash flows (used in) provided by financing activities                  $(182,210)       $ (45,598)        $ 543,411
--------------------------------------------------------------------- --------------- ---------------- ---------------
Basic weighted averages shares/units outstanding (3)                      66,392           66,885            63,438
--------------------------------------------------------------------- --------------- ---------------- ---------------
Diluted weighted average shares/units outstanding (3)                     73,070           73,769            70,867
--------------------------------------------------------------------- --------------- ---------------- ---------------

(1) Includes the Company's share from unconsolidated joint ventures of $2,928, $3,166 and $817 for the years ended December 31, 2000, 1999 and 1998.
(2) Includes the Company's share from unconsolidated joint ventures of $24, $158 and $109 for the years ended December 31, 2000, 1999 and 1998.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:

                                                                                    Year Ended December 31,
                                                                           2000             1999             1998
--------------------------------------------------------------------- --------------- ---------------- ---------------
Basic weighted average shares:                                            58,338           58,385            55,840
Add: Weighted average common units                                         8,054            8,500             7,598
--------------------------------------------------------------------- --------------- ---------------- ---------------
Basic weighted average shares/units:                                      66,392           66,885            63,438
Add: Weighted average preferred units
      (after conversion to common units)                                   6,485            6,636             6,974
Stock options                                                                188              241               411
Restricted Stock Awards                                                        5                7                --
Stock Warrants                                                                --               --                44
--------------------------------------------------------------------- --------------- ---------------- ---------------

Diluted weighted average shares/units:                                    73,070           73,769            70,867
===================================================================== =============== ================ ===============

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate" or "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Company cannot predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. See "Risk Factors" for a discussion of important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those presented in the forward-looking statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company's yield on invested assets and cost of funds and, in turn, our ability to make distributions or payments to our investors.

Approximately $1.2 billion of the Company's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2000 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

DECEMBER 31, 2000

DEBT,
INCLUDING CURRENT PORTION      2001     2002         2003        2004       2005    THEREAFTER     TOTAL      FAIR VALUE
-------------------------      ----     ----         ----        ----       ----    ----------     -----      ----------
Fixed Rate                   $7,451    $3,433      $195,674     $312,283   $254,762   $473,891   $1,247,494   $1,240,139
Average Interest Rate        7.43%     8.20%          7.30%        7.34%      7.13%      7.47%        7.34%

Variable Rate                                      $348,840                            $32,178    $ 381,018    $ 381,018


While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which adversely affect its operating results and liquidity.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 15, 2001.


ITEM 11.      EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 15, 2001.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 15, 2001.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 15, 2001.


                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
              REPORTS ON FORM 8-K

(a) 1. Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Accountants

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2000

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




       EXHIBIT
       NUMBER     EXHIBIT TITLE
       ------     -------------
         4.5      Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington
                  Trust Company, as trustee (filed as Exhibit 4.4 to the
                  Company's Form 10-Q dated June 30, 1999 and incorporated
                  herein by reference).

         4.6 Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington
                  Trust Company, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K dated December 21, 2000 and incorporated herein by reference).

         4.7 Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington
                  Trust Company, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K dated January 29, 2001 and incorporated herein by reference).

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

        10.4      Second Amended and Restated Employment Agreement dated as of
                  July 1, 1999 between Roger W. Thomas and Mack-Cali Realty
                  Corporation (filed as Exhibit 10.7 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

       *10.5      Employment Agreement dated as of December 5, 2000 between
                  Michael Grossman and Mack-Cali Realty Corporation.

        10.6 Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation
                  (filed as Exhibit 10.8 to the Company's Form 10-Q dated June
                  30, 1999 and incorporated herein by reference).

        10.7 Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation
                  (filed as Exhibit 10.9 to the Company's Form 10-Q dated June
                  30, 1999 and incorporated herein by reference).

        10.8 Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation
                  (filed as Exhibit 10.12 to the Company's Form 10-Q dated June
                  30, 1999 and incorporated herein by reference).

        10.9 Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation
                  (filed as Exhibit 10.13 to the Company's Form 10-Q dated June
                  30, 1999 and incorporated herein by reference).




       EXHIBIT
       NUMBER     EXHIBIT TITLE
       ------     -------------
       *10.10     Amendment No. 3 to and Restatement of Revolving Credit
                  Agreement dated as of June 22, 2000, by and among Mack-Cali
                  Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank
                  and Other Lenders Which May Become Parties Thereto with The
                  Chase Manhattan Bank, as administrative agent, Fleet National
                  Bank, as syndication agent, Bank of America, N.A., as
                  documentation agent, Chase Securities Inc. and FleetBoston
                  Robertson Stephens Inc., as arrangers, Bank One, N.A., First
                  Union National Bank and Commerzbank Aktiengesellschaft, as
                  senior managing agents, PNC Bank National Association, as
                  managing agent, and Societe Generale, Dresdner Bank AG, Wells
                  Fargo Bank, National Association, Bank Austria Creditanstalt
                  Corporate Finance, Inc., Bayerische Hypo-und Vereinsbank and
                  Summit Bank, as co-agents.

        10.11     Contribution and Exchange Agreement among The MK Contributors,
                  The MK Entities, The Patriot Contributors, The Patriot
                  Entities, Patriot American Management and Leasing Corp., Cali
                  Realty, L.P. and Cali Realty Corporation, dated September 18,
                  1997 (filed as Exhibit 10.98 to the Company's Form 8-K dated
                  September 19, 1997 and incorporated herein by reference).

        10.12 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack
                  Group (filed as Exhibit 10.99 to the Company's Form 8-K dated
                  December 11, 1997 and incorporated herein by reference).

        10.13 Termination and Release Agreement, dated September 21, 2000, by and among Mack-Cali Realty Corporation, Mack-Cali Realty,
                  L.P., Prentiss Properties Trust and Prentiss Properties
                  Acquisition Partners, L.P. (filed as Exhibit 10.1 to the
                  Company's Form 8-K dated September 21, 2000 and incorporated herein by reference).

        10.14     2000 Employee Stock Option Plan (filed as Exhibit B to the
                  Company's Proxy Statement for its Annual Meeting of
                  Stockholders held on September 11, 2000 and incorporated herein by reference).

        10.15     2000 Director Stock Option Plan (filed as Exhibit C to the
                  Company's Proxy Statement for its Annual Meeting of
                  Stockholders held on September 11, 2000 and incorporated herein by reference).

       *21        Subsidiaries of the Company.

       *23 Consent of PricewaterhouseCoopers LLP, independent accountants.

(b)      Reports on Form 8-K

         During the fourth quarter of 2000, the Company filed a report on Form 8-K dated November 7, 2000, furnishing under Item 9 certain supplemental data regarding its operations.


----------------------
*filed herewith

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Mack-Cali Realty Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 57 present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 57 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
February 20, 2001

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
================================================================================

                                                                                           December 31,
ASSETS                                                                               2000                1999
-------------------------------------------------------------------------------------------------------------------
Rental property
     Land and leasehold interests                                                $   561,210        $   549,096
     Buildings and improvements                                                    3,026,561          3,014,532
     Tenant improvements                                                             110,123             85,057
     Furniture, fixtures and equipment                                                 6,460              6,160
-------------------------------------------------------------------------------------------------------------------
                                                                                   3,704,354          3,654,845
Less - accumulated depreciation and amortization                                    (309,951)          (256,629)
-------------------------------------------------------------------------------------------------------------------
     Total rental property                                                         3,394,403          3,398,216
Cash and cash equivalents                                                             13,179              8,671
Investments in unconsolidated joint ventures                                         101,438             89,134
Unbilled rents receivable                                                             50,499             53,253
Deferred charges and other assets, net                                               102,655             66,436
Restricted cash                                                                        6,557              7,081
Accounts receivable, net of allowance for doubtful accounts
     of $552 and $672                                                                  8,246              6,810
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $ 3,676,977        $ 3,629,601
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior unsecured notes                                                           $   798,099        $   782,785
Revolving credit facilities                                                          348,840            177,000
Mortgages and loans payable                                                          481,573            530,390
Dividends and distributions payable                                                   43,496             42,499
Accounts payable and accrued expenses                                                 53,608             63,394
Rents received in advance and security deposits                                       31,146             36,150
Accrued interest payable                                                              17,477             16,626
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                             1,774,239          1,648,844
-------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS:
Operating Partnership                                                                447,523            455,275
Partially-owned properties                                                             1,925             83,600
-------------------------------------------------------------------------------------------------------------------
     Total minority interests                                                        449,448            538,875
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                                 --                 --
Common stock, $0.01 par value, 190,000,000 shares authorized,
     56,980,893 and 58,446,552 shares outstanding                                        570                584
Additional paid-in capital                                                         1,513,037          1,549,888
Dividends in excess of net earnings                                                  (57,149)          (103,902)
Unamortized stock compensation                                                        (3,168)            (4,688)
-------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                    1,453,290          1,441,882
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $ 3,676,977        $ 3,629,601
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
================================================================================

                                                                                              Years Ended December 31,
REVENUES                                                                                2000            1999           1998
------------------------------------------------------------------------------------------------------------------------------
Base rents                                                                            $ 491,193      $ 469,853       $ 427,528
Escalations and recoveries from tenants                                                  58,488         62,182          51,981
Parking and other                                                                        15,325         15,915          10,712
Equity in earnings of unconsolidated joint ventures                                       8,055          2,593           1,055
Interest income                                                                           3,092            941           2,423
------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                                                      576,153        551,484         493,699
------------------------------------------------------------------------------------------------------------------------------

EXPENSES
------------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                                        59,400         57,382          48,297
Utilities                                                                                42,035         41,580          38,440
Operating services                                                                       70,711         69,689          63,711
General and administrative                                                               23,276         25,480          24,828
Depreciation and amortization                                                            92,088         87,209          78,916
Interest expense                                                                        105,394        102,960          88,043
Non-recurring charges                                                                    37,139         16,458              --
------------------------------------------------------------------------------------------------------------------------------
    Total expenses                                                                      430,043        400,758         342,235
------------------------------------------------------------------------------------------------------------------------------
Income before gain on sales of rental property,
    minority interests and extraordinary item                                           146,110        150,726         151,464
Gain on sales of rental property                                                         85,353          1,957              --
------------------------------------------------------------------------------------------------------------------------------
Income before minority interests and extraordinary item                                 231,463        152,683         151,464
MINORITY INTERESTS:
Operating partnership                                                                    41,053         32,865          32,513
Partially-owned properties                                                                5,072             79              --
------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                        185,338        119,739         118,951
Extraordinary item - loss on early retirement of debt
    (net of minority interest's share of $297 in 1998)                                       --             --          (2,373)
------------------------------------------------------------------------------------------------------------------------------

Net income                                                                            $ 185,338      $ 119,739       $ 116,578
==============================================================================================================================

BASIC EARNINGS PER SHARE:
Income before extraordinary item                                                      $    3.18      $    2.05       $   2.13
Extraordinary item - loss on early retirement of debt                                        --            --           (0.04)
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                            $    3.18      $    2.05       $   2.09
==============================================================================================================================

DILUTED EARNINGS PER SHARE:
Income before extraordinary item                                                      $    3.10      $    2.04       $   2.11
Extraordinary item - loss on early retirement of debt                                        --            --           (0.04)
------------------------------------------------------------------------------------------------------------------------------
Net income                                                                            $    3.10      $    2.04       $   2.07
==============================================================================================================================

Dividends declared per common share                                                   $    2.38      $    2.26       $   2.10
------------------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                                                58,338         58,385          55,840
------------------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares outstanding                                              73,070         67,133          63,893
------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)
================================================================================

                                                                    Additional    Dividends in       Unamortized        Total
                                                Common Stock          Paid-In      Excess of            Stock       Stockholders'
                                             Shares     Par Value     Capital     Net Earnings      Compensation       Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                   49,856       $499     $ 1,244,883     $  (87,942)       $     --        $1,157,440
   Net income                                    --         --              --        116,578              --           116,578
   Dividends                                     --         --              --       (119,950)             --          (119,950)
   Net proceeds from common
     stock offerings                          7,968         80         288,313             --              --           288,393
   Redemption of common units for
     shares of common stock                      29         --           1,029             --              --             1,029
   Proceeds from stock options exercised        268          3           5,472             --              --             5,475
   Repurchase of common stock                  (855)        (9)        (25,049)            --              --           (25,058)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                 57,266        573       1,514,648        (91,314)             --         1,423,907
   Net income                                    --         --              --        119,739              --           119,739
   Dividends                                     --         --              --       (132,327)             --          (132,327)
   Redemption of common units for
     shares of common stock                   1,935         19          56,046             --              --            56,065
   Proceeds from stock options exercised         48         --           1,049             --              --             1,049
   Proceeds from dividend reinvestment
     and stock purchase plan                      1         --              32             --              --                32
   Deferred compensation plan for directors      --         --              90             --              --                90
   Issuance of Restricted Stock Awards          212          2           5,513             --          (5,515)               --
   Amortization of stock compensation            --         --              --             --             827               827
   Repurchase of common stock                (1,015)       (10)        (27,490)            --              --           (27,500)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 58,447        584       1,549,888       (103,902)         (4,688)        1,441,882
   Net income                                    --         --              --        185,338              --           185,338
   Dividends                                     --         --              --       (138,585)             --          (138,585)
   Redemption of common units for
     shares of common stock                     448          5          14,234             --              --            14,239
   Proceeds from stock options exercised        117          1           2,499             --              --             2,500
   Deferred compensation plan for directors      --         --             111             --              --               111
   Amortization of stock compensation            --         --              --             --           1,672             1,672
   Adjustment to fair value of restricted
     stock                                       --         --             380             --            (283)               97
   Cancellation of Restricted Stock Awards       (5)        --            (131)            --             131                --
   Repurchase of common stock                (2,026)       (20)        (55,494)            --              --           (55,514)
   Stock options charge                          --         --           1,550             --              --             1,550
---------------------------------------------------------------------------------------------------------------------------------
   Balance at December 31, 2000              56,981       $570     $ 1,513,037     $  (57,149)        $(3,168)       $1,453,290
=================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
================================================================================

                                                                                       Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                            2000             1999              1998
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $  185,338        $  119,739      $   116,578
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                              92,088            87,209           78,916
     Amortization of stock compensation                                          1,769               827               --
     Amortization of deferred financing costs and debt discount                  4,257             3,570            1,580
     Stock options charge                                                        1,550                --               --
     Equity in earnings of unconsolidated joint ventures                        (8,055)           (2,593)          (1,055)
     Gain on sales of rental property                                          (85,353)           (1,957)              --
     Minority interests                                                         46,125            32,944           32,513
     Extraordinary item - loss on early retirement of debt                          --                --            2,373
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable                                     (12,591)          (12,412)         (13,600)
     Increase in deferred charges and other assets, net                        (31,332)          (28,893)         (17,811)
     Increase in accounts receivable, net                                       (1,436)           (2,882)            (192)
     (Decrease) increase in accounts payable and accrued expenses               (9,786)           27,536            2,117
     (Decrease) increase in rents received in advance and security deposits     (2,896)            6,170            8,585
     Increase (decrease) in accrued interest payable                               851            14,380           (1,243)
--------------------------------------------------------------------------------------------------------------------------

   Net cash provided by operating activities                                $  180,529        $  243,638      $   208,761
==========================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                $ (268,243)       $ (191,507)     $  (692,766)
Issuance of mortgage note receivable                                           (14,733)               --          (20,000)
Repayment of mortgage note receivable                                               --                --           20,000
Investments in unconsolidated joint ventures                                   (17,587)          (40,567)         (58,844)
Distributions from unconsolidated joint ventures                                13,338            20,551            1,725
Proceeds from sales of rental property                                         292,890            17,400               --
Decrease (increase) in restricted cash                                             524            (1,055)             818
--------------------------------------------------------------------------------------------------------------------------

   Net cash provided by (used in) investing activities                      $    6,189        $ (195,178)     $  (749,067)
==========================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                        $   15,000        $  782,535      $        --
Proceeds from revolving credit facilities                                      708,004           372,248        1,375,758
Proceeds from mortgages and loans payable                                           --            45,500          150,000
Repayments of revolving credit facilities                                     (536,164)         (866,848)        (826,258)
Repayments of mortgages and loans payable                                      (48,817)         (264,431)        (271,807)
Proceeds from minority interest of consolidated partially-owned properties          --            83,600               --
Distributions to minority interest in partially-owned properties               (88,672)               --               --
Repurchase of common stock                                                     (55,514)          (27,500)         (25,058)
Redemption of common units                                                          --                --           (3,163)
Payment of financing costs                                                      (6,394)           (7,048)         (10,110)
Net proceeds from common stock offerings                                            --                --          288,393
Proceeds from stock options exercised                                            2,500             1,049            5,475
Proceeds from dividend reinvestment and stock purchase plan                         --                32               --
Payment of dividends and distributions                                        (172,153)         (164,735)        (139,819)
--------------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                      $ (182,210)       $  (45,598)     $   543,411
==========================================================================================================================

Net increase in cash and cash equivalents                                   $    4,508        $    2,862      $     3,105
Cash and cash equivalents, beginning of period                              $    8,671        $    5,809      $     2,704
--------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                    $   13,179        $    8,671      $     5,809
==========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE/UNIT AMOUNTS)
================================================================================

1.       ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company") is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of December 31, 2000, the Company owned or had interests in 267 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.2 million square feet, and are comprised of 163 office buildings and 91 office/flex buildings totaling approximately 27.8 million square feet (which includes eight office buildings and four office/flex buildings aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 11 states, primarily in the Northeast, plus the District of Columbia.

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


2.       SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $162,497 and $99,987 as of December 31, 2000 and 1999, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                  Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                  Leasehold interests                                         Remaining lease term
                  -----------------------------------------------------------------------------------
                  Buildings and improvements                                         5 to 40 years
                  -----------------------------------------------------------------------------------
                  Tenant improvements                                   The shorter of the term of
                                                                    the related lease or useful life
                  -----------------------------------------------------------------------------------
                  Furniture, fixtures and equipment                                  5 to 10 years
                  -----------------------------------------------------------------------------------

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

DEFERRED
FINANCING COSTS   Costs incurred in obtaining financing are capitalized and
                  amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $3,943, $3,320 and $1,580 for the years ended December 31, 2000, 1999 and 1998, respectively.

DEFERRED
LEASING COSTS     Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $3,704, $3,704 and $3,509 for the years ended
                  December 31, 2000, 1999 and 1998, respectively.

REVENUE
RECOGNITION       Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Company, income from tenants for early lease terminations and income from managing properties for third parties. Rental income on residential property under operating leases having terms generally of one year or less is recognized when earned.

                  Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 15.

INCOME AND
OTHER TAXES       The Company has elected to be taxed as a REIT under Sections
                  856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that the Company, for its taxable years beginning prior to January 1, 2001, satisfies certain organizational and operational requirements including the requirement to distribute at least 95 percent of its REIT taxable income to its shareholders. For its taxable years beginning after December 31, 2000, as a result of recent amendments to the Code, the Company will be required to distribute at least 90 percent of its REIT taxable income to its shareholders.
                  Effective January 1, 2001, the Company may elect to treat one or more of its existing or newly created corporate subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its existing and newly created corporate subsidiaries as a TRS. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

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

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The dividends and distributions payable at December 31, 2000 represents dividends payable to shareholders of record as of January 4, 2001 (56,982,893 shares), distributions payable to minority interest common unitholders (7,963,725 common units) on that same date and preferred distributions payable to preferred unitholders (220,340 preferred units) for the fourth quarter 2000. The fourth quarter 2000 dividends and common unit distributions of $0.61 per share and per common unit, as well as the fourth quarter preferred unit distribution of $17.6046 per preferred unit, were approved by the Board of Directors on December 20, 2000 and paid on January 22, 2001.

                  The dividends and distributions payable at December 31, 1999 represents dividends payable to shareholders of record as of January 4, 2000 (58,450,552 shares), distributions payable to minority interest common unitholders (8,153,710 common units) on that same date and preferred distributions payable to preferred unitholders (229,304 preferred units) for the fourth quarter 1999. The fourth quarter 1999 dividends and common unit distributions of $0.58 per share and per common unit (pro-rated for units issued during the quarter), as well as the fourth quarter preferred unit distribution of $16.8750 per preferred unit, were approved by the Board of Directors on December 17, 1999 and paid on January 21, 2000.

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


3.       ACQUISITIONS, PROPERTY SALES AND OTHER TRANSACTIONS

2000 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the year ended December 31, 2000:

-----------------------------------------------------------------------------------------------------------------------
Acquisition                                                                            # of    Rentable   Investment by
  Date       Property/Portfolio Name           Location                               Bldgs.  Square Feet  Company (a)
-----------------------------------------------------------------------------------------------------------------------
OFFICE
5/23/00      555 & 565 Taxter Road             Elmsford, Westchester County, NY          2       341,108     $42,980
6/14/00      Four Gatehall Drive               Parsippany, Morris County, NJ             1       248,480      42,381
-----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                      3       589,588     $85,361
-----------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/24/00      Two Executive Drive (b)           Moorestown, Burlington County, NJ         1        60,800     $ 4,007
7/14/00      915 North Lenola Road (b)         Moorestown, Burlington County, NJ         1        52,488       2,542
-----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                  2       113,288     $ 6,549
-----------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                   5       702,876     $91,910
=======================================================================================================================

(a) Transactions were funded primarily from net proceeds received in the sale or sales of rental property.
(b) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.

PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties through the completion of development during the year ended December 31, 2000:

-----------------------------------------------------------------------------------------------------------------------
Date Placed                                                                            # of    Rentable   Investment by
 in Service  Property Name                     Location                               Bldgs.  Square Feet  Company (a)
-----------------------------------------------------------------------------------------------------------------------
OFFICE
9/01/00      Harborside Plaza 4-A (b)          Jersey City, Hudson County, NJ            1       207,670     $61,459
9/15/00      Liberty Corner Corp. Center       Bernards Township, Somerset County, NJ    1       132,010      17,430
-----------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                      2       339,680     $78,889
=======================================================================================================================

(a) Transactions were funded primarily through draws on the Company's revolving credit facilities and amounts presented are as of December 31, 2000.
(b)  Project includes seven-story, 1,100-car parking garage.

LAND ACQUISITIONS
On January 13, 2000, the Company acquired approximately 12.7 acres of developable land located at the Company's Airport Business Center, Lester, Delaware County, Pennsylvania. The land was acquired for approximately $2,069.

On August 24, 2000, the Company entered into a joint venture with SJP Properties Company ("SJP Properties") to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired approximately 47.5 acres of developable land located in Parsippany, Morris County, New Jersey. The land was acquired for approximately $16,193. The Company accounts for the joint venture on a consolidated basis.

PROPERTY SALES
The Company sold the following properties during the year ended December 31, 2000:

-------------------------------------------------------------------------------------------------------------------------------
SALE                                                                     # OF        RENTABLE    NET SALES   NET BOOK   GAIN/
DATE         PROPERTY NAME                LOCATION                       BLDGS.    SQUARE FEET   PROCEEDS     VALUE    (LOSS)
-------------------------------------------------------------------------------------------------------------------------------
LAND:
02/25/00     Horizon Center Land          Hamilton Township, Mercer
                                          County, NJ                        --     39.1 acres   $  4,180   $  1,932   $  2,248
OFFICE:
04/17/00     95 Christopher Columbus Dr.  Jersey City, Hudson County, NJ    1         621,900    148,222     80,583     67,639
04/20/00     6900 IH-40 West              Amarillo, Potter County, TX       1          71,771      1,467      1,727       (260)
06/09/00     412 Mt. Kemble Avenue        Morris Twp., Morris County, NJ    1         475,100     81,981     75,439      6,542
09/21/00     Cielo Center                 Austin, Travis County, TX         1         270,703     45,785     35,749     10,036
11/15/00     210 South 16th Street (a)    Omaha, Douglas County, NE         1         319,535     11,976     12,828       (852)
-------------------------------------------------------------------------------------------------------------------------------

TOTALS:                                                                     5       1,759,009   $293,611   $208,258    $85,353
===============================================================================================================================

(a) In connection with the sale of the Omaha, Nebraska property, the Company provided to the purchaser an $8,750 mortgage loan bearing interest payable monthly at an annual rate of 9.50 percent. The loan is secured by the Omaha, Nebraska property and will mature on November 14, 2003.

OTHER EVENTS
On June 27, 2000, William L. Mack was appointed Chairman of the Board of Directors and John J. Cali was named Chairman Emeritus of the Board of Directors. Brant Cali resigned as Executive Vice President, Chief Operating Officer and Assistant Secretary of the Company and as a member of the Board of Directors, and John R. Cali resigned as Executive Vice President, Development of the Company. John R. Cali was appointed to the Board of Directors of the Company to take the seat previously held by Brant Cali. See Note 14.

On September 21, 2000, the Company and Prentiss Properties Trust, a Maryland REIT ("Prentiss"), mutually agreed to terminate the agreement and plan of merger ("Merger Agreement") dated as of June 27, 2000, among the Company, the Operating Partnership, Prentiss and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"). In connection with such termination, the Company deposited $25,000 into escrow for the benefit of Prentiss and Prentiss Partnership. This cost and approximately $2,911 of other costs associated with the termination of the Merger Agreement are included in non-recurring charges for the year ended December 31, 2000. Simultaneous with the termination, the Company sold to Prentiss its 270,703 square-foot Cielo Center property located in Austin, Travis County, Texas.
See "2000 Transactions - Property Sales."

1999 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the year ended December 31, 1999:

----------------------------------------------------------------------------------------------------------------------
Acquisition                                                                            # of    Rentable   Investment by
  Date       Property/Portfolio Name           Location                               Bldgs.  Square Feet  Company (a)
----------------------------------------------------------------------------------------------------------------------
OFFICE
3/05/99      Pacifica Portfolio - Phase III (b) Colorado Springs, El Paso County, CO     2        94,737     $ 5,709
7/21/99      1201 Connecticut Avenue, NW        Washington, D.C.                         1       169,549      32,799
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                      3       264,286     $38,508
----------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
12/21/99     McGarvey Portfolio - Phase III (c) Moorestown, Burlington County, NJ        3       138,600     $ 8,012
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITION:                                                  3       138,600     $ 8,012
----------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                   6       402,886     $46,520
======================================================================================================================

PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties through the completion of development or redevelopment during the year ended December 31, 1999:

----------------------------------------------------------------------------------------------------------------------
Date Placed                                                                            # of    Rentable   Investment by
 in Service  Property Name                     Location                               Bldgs.  Square Feet  Company (a)
----------------------------------------------------------------------------------------------------------------------
OFFICE
8/09/99      2115 Linwood Avenue               Fort Lee, Bergen County, NJ               1        68,000     $ 8,147
11/01/99     795 Folsom Street (d)             San Francisco, San Francisco County, CA   1       183,445      37,337
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTIES PLACED IN SERVICE:                                               2       251,445     $45,484
----------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX
3/01/99      One Center Court                  Totowa, Passaic County, NJ                1        38,961     $ 2,140
9/17/99      12 Skyline Drive (e)              Hawthorne, Westchester County, NY         1        46,850       5,023
12/10/99     600 West Avenue (e)               Stamford, Fairfield County, CT            1        66,000       5,429
----------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTIES PLACED IN SERVICE:                                          3       151,811     $12,592
----------------------------------------------------------------------------------------------------------------------

LAND LEASE
2/01/99      Horizon Center Business Park (f)  Hamilton Township, Mercer County, NJ    N/A    27.7 acres     $ 1,007
----------------------------------------------------------------------------------------------------------------------
TOTAL LAND LEASE TRANSACTIONS:                                                                27.7 acres     $ 1,007
----------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                      5       403,256     $59,083
======================================================================================================================

(a) Transactions were funded primarily through draws on the Company's revolving credit facilities.
(b) William L. Mack, Chairman of the Board of Directors of the Company and an equity holder in the Operating Partnership, was an indirect owner of an interest in certain of the buildings contained in the Pacifica portfolio.
(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(d) On June 1, 1999, the building was acquired for redevelopment for approximately $34,282.
(e) The Company purchased the land on which this property was constructed, from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively.
(f) On February 1, 1999, the Company entered into a ground lease agreement to lease 27.7 acres of developable land located at the Company's Horizon Center Business Park, located in Hamilton Township, Mercer County, New Jersey on which Home Depot constructed a 134,000 square-foot retail store.

LAND ACQUISITIONS
On February 26, 1999, the Company acquired approximately 2.3 acres of vacant land adjacent to one of the Company's operating properties located in San Antonio, Bexar County, Texas for approximately $1,524, which was made available from the Company's cash reserves.

On March 2, 1999, the Company entered into a joint venture agreement with SJP Vaughn Drive, L.L.C. Under the agreement, the Company has agreed to contribute its vacant land at Three Vaughn Drive, Princeton, Mercer County, New Jersey, subject to satisfaction of certain conditions, for an equity interest in the venture.

On March 15, 1999, the Company entered into a joint venture with SJP 106 Allen Road, L.L.C. to form MC-SJP Pinson Development, LLC, which acquired vacant land located in Bernards Township, Somerset County, New Jersey. The joint venture subsequently completed construction and placed in service a 132,010 square-foot office building on this site (see "2000 Transactions - Properties Placed in Service"). The Company accounts for the joint venture on a consolidated basis.

On August 31, 1999, the Company acquired, from an entity whose principals include Brant Cali, a former executive officer of the Company and a former member of the Board of Directors of the Company, and certain immediate family members of John J. Cali, Chairman Emeritus of the Board of Directors of the Company, approximately 28.1 acres of developable land adjacent to two of the Company's operating properties located in Roseland, Essex County, New Jersey for approximately $6,097. The acquisition was funded with cash and the issuance of 121,624 common units to the seller. The Company has commenced construction of a 220,000 square-foot office building on the acquired land.

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

PROPERTY SALES
The Company sold the following properties during the year ended December 31, 1999:

------------ --------------------------- ---------------------------- -------- ------------ ---------- ---------- ---------
SALE                                                                   # OF     RENTABLE    NET SALES   NET BOOK   GAIN/
DATE         PROPERTY NAME               LOCATION                     BLDGS.   SQUARE FEET  PROCEEDS     VALUE     (LOSS)
------------ --------------------------- ---------------------------- -------- ------------ ---------- ---------- ---------
OFFICE:
11/15/99     400 Alexander Road          Princeton, Mercer County, NJ     1       70,550     $8,628     $6,573   $2,055
12/15/99     Beardsley Corporate Center  Phoenix, Maricopa County, AZ     1      119,301      8,772      8,870      (98)
------------ --------------------------- ---------------------------- -------- ------------ ---------- ---------- ---------

TOTALS:                                                                   2      189,851    $17,400    $15,443   $1,957
===================================================================== ======== ============ ========== ========== =========


4.       INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus (formerly Prudential Business Campus) office complex in Parsippany, Morris County, New Jersey. The Company performs management and leasing services for the property owned by the joint venture and recognized $140, $149 and $114 in fees for such services in the years ended December 31, 2000, 1999 and 1998, respectively.

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

   CONTINENTAL GRAND II
   Continental Grand II is a 239,085 square-foot office building located in El Segundo, Los Angeles County, California, which was constructed and placed in service by the venture.

   SUMMIT RIDGE
   Summit Ridge is an office complex of three one-story buildings aggregating 133,841 square feet located in San Diego, San Diego County, California, which was constructed and placed in service by the venture. In January 2001, the venture sold the office complex for approximately $17,450.

   LAVA RIDGE
   Lava Ridge is an office complex of three two-story buildings aggregating 183,200 square feet located in Roseville, Placer County, California, which was constructed and placed in service by the venture.

   PENINSULA GATEWAY
   Peninsula Gateway is a parcel of land purchased from the city of Daly City, located in San Mateo County, California, upon which the venture has commenced construction of an office building and theater and retail complex aggregating 471,379 square feet.

   STADIUM GATEWAY
   Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by the venture upon which it has commenced construction of a six-story 261,554 square-foot office building.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional
0.1 percent interest in G&G Martco through the issuance of common units (see
Note 11). The Company performs management and leasing services for the property owned by the joint venture and recognized $231, $225 and $20 in fees for such services in the years ended December 31, 2000, 1999 and 1998, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside Financial Center office complex. The Company holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Company's Harborside property and Manhattan. In the fourth quarter 2000, the Company started construction of a 575,000 square-foot office building and terminated the parking agreement on certain of the land owned by the venture. The total costs of the project are currently projected to be approximately $140,000. The project, which is currently 100 percent pre-leased, is anticipated to be completed in third quarter 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $198, $628 and $0 in fees for such services in the years ended December 31, 2000, 1999 and 1998, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. Subsequently, through December 31, 2000, the venture paid $19,714 ($3,943 representing the Company's share) in accordance with earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture and recognized $172, $117 and $30 in fees for such services in the years ended December 31, 2000, 1999 and 1998, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Company and an equity holder in the Operating Partnership, is a principal of the managing member of the venture. At December 31, 2000, the venture held approximately $575,621 face value of CMBS bonds at an aggregate cost of $280,982.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2000 and 1999:

                                                                        December 31, 2000
                                ----------------------------------------------------------------------------------------------
                                                                     American
                                                             G&G    Financial     Ramland    Ashford                  Combined
                                Pru-Beta 3       HPMC      Martco    Exchange     Realty       Loop        ARCap       Total
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net            $20,810  $  78,119   $  10,589     $13,309     $38,497    $37,777    $    --       $199,101
   Other assets                      2,690     27,082       2,418      11,851       9,729        900     310,342       365,012
------------------------------------------------------------------------------------------------------------------------------
   Total assets                    $23,500   $105,201   $  13,007     $25,160     $48,226    $38,677    $310,342      $564,113
==============================================================================================================================

LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable     $    --  $  63,486   $  50,000     $    --     $33,966    $    --    $129,562      $277,014
   Other liabilities                   160      5,035       1,392       9,400       1,785      1,027       3,750        22,549
   Partners'/members' capital       23,340     36,680     (38,385)     15,760      12,475     37,650     177,030       264,550
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital      $23,500  $ 105,201   $  13,007     $25,160     $48,226    $38,677    $310,342      $564,113
==============================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                  $16,110   $ 35,079   $   3,973     $15,809     $ 2,782    $ 7,874    $ 19,811    $  101,438
------------------------------------------------------------------------------------------------------------------------------

                                                                        December 31, 1999
                                ----------------------------------------------------------------------------------------------
                                                                     American
                                                             G&G    Financial     Ramland    Ashford                  Combined
                                Pru-Beta 3       HPMC      Martco    Exchange     Realty       Loop        ARCap       Total
------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net            $21,817    $72,148   $  11,552     $10,695     $19,549    $31,476    $     --      $167,237
   Other assets                      3,319      6,427       2,571         773       5,069        768     239,441       258,368
------------------------------------------------------------------------------------------------------------------------------
   Total assets                    $25,136    $78,575   $  14,123     $11,468     $24,618    $32,244    $239,441      $425,605
==============================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable     $    --    $41,274   $  43,081     $    --     $17,300    $    --    $108,407      $210,062
   Other liabilities                   186      7,254       1,383           2       1,263      3,536      36,109        49,733
   Partners'/members' capital       24,950     30,047     (30,341)     11,466       6,055     28,708      94,925       165,810
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital      $25,136    $78,575   $  14,123     $11,468     $24,618    $32,244    $239,441      $425,605
==============================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                  $17,072    $23,337   $   8,352     $11,571     $ 2,697    $ 6,073    $ 20,032     $  89,134
------------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2000, 1999 and 1998:

                                                                  Year Ended December 31, 2000
                                ----------------------------------------------------------------------------------------------
                                                                     American
                                                             G&G    Financial     Ramland    Ashford                  Combined
                                Pru-Beta 3       HPMC      Martco    Exchange     Realty       Loop        ARCap       Total
------------------------------------------------------------------------------------------------------------------------------
   Total revenues                  $ 5,028   $  9,254     $10,695      $1,009     $ 3,917    $ 5,917     $19,931     $  55,751
   Operating and other expenses     (1,619)    (2,628)     (3,312)       (155)     (1,030)    (2,773)     (3,060)      (14,577)
   Depreciation and amortization    (1,226)    (5,908)     (1,531)        (62)       (975)      (839)         --       (10,541)
   Interest expense                     --     (4,535)     (4,084)         --      (1,547)        --      (5,045)      (15,211)
------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)               $ 2,183   $ (3,817)    $ 1,768      $  792     $   365    $ 2,305     $11,826     $  15,422
==============================================================================================================================
   Company's equity in earnings
   of unconsolidated
   joint ventures                  $   935   $  3,248     $   483      $  735     $   180    $   474     $ 2,000      $  8,055
------------------------------------------------------------------------------------------------------------------------------

                                                                  Year Ended December 31, 1999
                                ----------------------------------------------------------------------------------------------
                                                                     American
                                                            G&G     Financial     Ramland    Ashford                  Combined
                                  Pru-Beta 3      HPMC    Martco     Exchange     Realty       Loop        ARCap       Total
------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $ 4,938   $ 459    $  9,011        $ 917      $1,426    $ 4,162    $ 10,093     $  31,006
Operating and other expenses          (1,505)   (104)     (3,238)        (287)       (352)    (2,327)     (3,774)      (11,587)
Depreciation and amortization         (1,234)   (100)     (1,422)         (96)       (439)      (551)         --        (3,842)
Interest expense                          --    (119)     (3,116)          --         (45)        --      (2,185)       (5,465)
------------------------------------------------------------------------------------------------------------------------------
Net income                           $ 2,199   $ 136    $  1,235        $ 534      $  590    $ 1,284    $  4,134     $  10,112
==============================================================================================================================
Company's equity in earnings
   (loss) of unconsolidated
   joint ventures                    $   827      --    $   (366)       $ 541      $  298    $   233    $  1,060     $  2,593
------------------------------------------------------------------------------------------------------------------------------

                                                                  Year Ended December 31, 1998
                                ----------------------------------------------------------------------------------------------
                                                                     American
                                                            G&G     Financial     Ramland    Ashford                  Combined
                                  Pru-Beta 3      HPMC    Martco    Exchange      Realty       Loop        ARCap       Total
------------------------------------------------------------------------------------------------------------------------------
Total revenues                       $ 3,544      --    $  7,320         $490      --          $ 603       --         $ 11,957
Operating and other expenses          (1,124)     --      (2,955)         (35)     --           (287)      --           (4,401)
Depreciation and amortization         (1,000)     --        (759)         (50)     --            (76)      --           (1,885)
Interest expense                          --      --      (3,495)          --      --             --       --           (3,495)
------------------------------------------------------------------------------------------------------------------------------
Net income                           $ 1,420      --    $    111         $405      --          $ 240       --         $  2,176
==============================================================================================================================
Company's equity in earnings
   (loss) of unconsolidated
   joint ventures                    $   723      --    $   (182)        $455      --          $  59       --         $  1,055
------------------------------------------------------------------------------------------------------------------------------


5.       DEFERRED CHARGES AND OTHER ASSETS

                                                                                  December 31,
                                                                         2000                      1999
--------------------------------------------------------------------------------------------------------------
   Deferred leasing costs                                            $  80,667                    $62,076
   Deferred financing costs                                             23,085                     16,690
--------------------------------------------------------------------------------------------------------------
                                                                       103,752                     78,766
   Accumulated amortization                                            (26,303)                   (20,197)
--------------------------------------------------------------------------------------------------------------
   Deferred charges, net                                                77,449                     58,569
   Prepaid expenses and other assets                                    25,206                      7,867
--------------------------------------------------------------------------------------------------------------

   Total deferred charges and other assets, net                      $ 102,655                    $66,436
==============================================================================================================

6.       RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                                                  December 31,
                                                                         2000                      1999
--------------------------------------------------------------------------------------------------------------
   Security deposits                                                  $ 6,477                    $ 6,021
   Escrow and other reserve funds                                          80                      1,060
--------------------------------------------------------------------------------------------------------------

   Total restricted cash                                              $ 6,557                    $ 7,081
==============================================================================================================

7.       RENTAL PROPERTY HELD FOR SALE


As of December 31, 2000, included in total rental property are 10 office properties that the Company has identified as held for sale. These properties have an aggregate carrying value of $107,458 and $107,264 as of December 31, 2000 and 1999, respectively, and are located in San Antonio, Bexar County, Texas or Houston, Harris County, Texas.

As of December 31, 1999, included in total rental property were three office properties that the Company had identified as held for sale. The three office properties have an aggregate carrying value of $77,783 as of December 31, 1999 and are located in Omaha, Douglas County, Nebraska; Jersey City, Hudson County, New Jersey or Amarillo, Potter County, Texas. The office properties located in Jersey City, Hudson County, New Jersey and Amarillo, Potter County, Texas were sold in April 2000 in two separate transactions and the property located in Omaha, Douglas County, Nebraska was sold in November 2000. See Note 3.

The following is a summary of the condensed results of operations of the rental properties held for sale at December 31, 2000 for the years ended December 31, 2000, 1999 and 1998:

                                                                    Years Ended December 31,
                                                            2000              1999             1998
-------------------------------------------------------------------------------------------------------------
Total revenues                                            $ 26,069         $ 24,181         $ 23,856
Operating and other expenses                               (13,227)         (12,589)         (11,391)
Depreciation and amortization                               (2,380)          (2,732)          (2,397)
-------------------------------------------------------------------------------------------------------------

Net income                                                $ 10,462         $  8,860         $ 10,068
=============================================================================================================

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

On August 2, 1999, the Operating Partnership issued $185,283 of senior unsecured notes with interest payable monthly in arrears. The proceeds from the issuance were used to retire an equivalent amount of a non-recourse mortgage loan.

On December 21, 2000, the Operating Partnership issued $15,000 of senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions) of approximately $14,907 were used primarily to pay down outstanding borrowings under the Prudential Facility, as defined in Note 9.

The Operating Partnership's total senior unsecured notes (collectively, "Senior Unsecured Notes") are redeemable at any time at the option of the Company, subject to certain conditions including yield maintenance.

A summary of the terms of the Senior Unsecured Notes outstanding as of December 31, 2000 and 1999 is as follows:

                                                                              December 31,              Effective
                                                                         2000              1999         Rate (1)
-----------------------------------------------------------------------------------------------------------------
   7.180% Senior Unsecured Notes, due December 31, 2003                 $185,283         $185,283        7.23%
   7.000% Senior Unsecured Notes, due March 15, 2004                     299,744          299,665        7.27%
   7.250% Senior Unsecured Notes, due March 15, 2009                     298,072          297,837        7.49%
   7.835% Senior Unsecured Notes, due December 15, 2010                   15,000               --        7.92%
-----------------------------------------------------------------------------------------------------------------

   Total Senior Unsecured Notes                                         $798,099         $782,785        7.35%
=================================================================================================================

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

In January 2001, the Operating Partnership issued $300,000 face amount of 7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296,300 were used to pay down outstanding borrowings under the 2000 Unsecured Facility, as defined in Note 9. The senior unsecured notes were issued at a discount of approximately $1,731, which will be amortized over the term as an adjustment to interest expense.

The terms of the Senior Unsecured Notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.


9.       REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY
On June 22, 2000, the Company obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (6.56 percent at December 31, 2000) plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Company's unsecured debt rating, the interest rate and facility fee will be changed on a sliding scale. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

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

In conjunction with obtaining the 2000 Unsecured Facility, the Company drew funds on the new facility to repay in full and terminate the Unsecured Facility, as defined below.

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

ORIGINAL UNSECURED FACILITY
The Original Unsecured Facility ("Original Unsecured Facility") was repaid in full and retired in connection with the Company obtaining the Unsecured Facility in April 1998. On account of prepayment fees, loan origination fees, legal fees, and other costs incurred in the retirement of the Original Unsecured Facility, an extraordinary loss of $2,203, net of minority interest's share of the loss ($275), was recorded for the year ended December 31, 1998.

PRUDENTIAL FACILITY
The Company has a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which currently bears interest at 110 basis points over one-month LIBOR, with a maturity date of June 29, 2001. The Prudential Facility is a recourse liability of the Operating Partnership and is secured by the Company's equity interest in Harborside Plazas 2 and 3. The Prudential Facility limits the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations (as defined) for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations (as defined) for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limits the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership. The Company has been notified that the Prudential Facility will not be renewed.

SUMMARY
As of December 31, 2000 and 1999, the Company had outstanding borrowings of $348,840 and $177,000, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $900,000 and $1,100,000, respectively). The total outstanding borrowings were from the 2000 Unsecured Facility at December 31, 2000 and from the Unsecured Facility at December 31, 1999, with no outstanding borrowings under the Prudential Facility.

10. MORTGAGES AND LOANS PAYABLE

The Company has mortgages and loans payable which are comprised of various loans collateralized by certain of the Company's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company's mortgages and loans payable as of December 31, 2000 and 1999 is as follows:

                                                                     EFFECTIVE      PRINCIPAL BALANCE AT
                                                                     INTEREST           DECEMBER 31,
PROPERTY NAME                    LENDER                                RATE         2000             1999       MATURITY
------------------------------------------------------------------------------------------------------------------------
201 Commerce Drive               Sun Life Assurance Co.               6.240%      $     --       $    1,059     09/01/00
3 & 5 Terri Lane                 First Union National Bank            6.220%            --            4,434     10/31/00
101 & 225 Executive Drive        Sun Life Assurance Co.               6.270%         2,198            2,375     06/01/01
Mack-Cali Morris Plains          Corestates Bank                      7.510%         2,169            2,235     12/31/01
Mack-Cali Willowbrook            CIGNA                                8.670%         9,460           10,250     10/01/03
400 Chestnut Ridge               Prudential Insurance Co.             9.440%        13,588           14,446     07/01/04
Mack-Cali Centre VI              Principal Life Insurance Co.         6.865%        35,000           35,000     04/01/05
Various (a)                      Prudential Insurance Co.             7.100%       150,000          150,000     05/15/05
Mack-Cali Bridgewater I          New York Life Ins. Co.               7.000%        23,000           23,000     09/10/05
Mack-Cali Woodbridge II          New York Life Ins. Co.               7.500%        17,500           17,500     09/10/05
Mack-Cali Short Hills            Prudential Insurance Co.             7.740%        25,911           26,604     10/01/05
500 West Putnam Avenue           New York Life Ins. Co.               6.520%        10,069           10,784     10/10/05
Harborside - Plaza 1             U.S. West Pension Trust              5.610%        54,370           51,015     01/01/06
Harborside - Plazas 2 and 3      Northwestern/Principal               7.320%        95,630           98,985     01/01/06
Mack-Cali Airport                Allstate Life Insurance Co.          7.050%        10,500           10,500     04/01/07
Kemble Plaza II                  Mitsubishi Tr & Bk Co.          LIBOR+0.65%            --           40,025     01/31/08
Kemble Plaza I                   Mitsubishi Tr & Bk Co.          LIBOR+0.65%        32,178           32,178     01/31/09
------------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                          $481,573         $530,390
========================================================================================================================

(a) The Company has the option to convert the mortgage loan, which is secured by 11 properties, to unsecured debt.

INTEREST RATE CONTRACTS
On November 20, 1997, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement locked an interest rate of 5.88 percent per annum for the interpolated seven-year U.S. Treasury Note effective March 1, 1998, on a notional amount of $150,000. The agreement was used to fix the interest rate on the $150,000 Prudential Mortgage Loan. On March 2, 1998, the Company paid $2,035 in settlement of the agreement, which is being amortized to interest expense over the term of the $150,000 Prudential Mortgage Loan.

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

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of December 31, 2000 are as follows:

                                                                                                 WEIGHTED AVG.
                                           SCHEDULED          PRINCIPAL                        INTEREST RATE OF
YEAR                                     AMORTIZATION        MATURITIES         TOTAL        FUTURE REPAYMENTS (a)
-------------------------------------------------------------------------------------------------------------------
2001                                       $  3,239         $     4,211    $     7,450               7.43%
2002                                          3,433                  --          3,433               8.20%
2003                                          3,581             540,934        544,515               7.44%
2004                                          2,420             309,863        312,283               7.34%
2005                                          1,584             253,178        254,762               7.13%
Thereafter                                     (473)            506,542        506,069               7.38%
-------------------------------------------------------------------------------------------------------------------
Totals/Weighted Average                    $ 13,784         $ 1,614,728    $ 1,628,512               7.29%
===================================================================================================================


(a) Assumes weighted average LIBOR at December 31, 2000 of 6.73 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2000, 1999 and 1998 was $112,157, $91,883 and $92,441, respectively. Interest capitalized by the Company for the years ended December 31, 2000, 1999 and 1998 was $11,524, $6,840 and $3,547, respectively.

SUMMARY OF INDEBTEDNESS
As of December 31, 2000, the Company's total indebtedness of $1,628,512 (weighted average interest rate of 7.29 percent) was comprised of $381,018 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.53 percent) and fixed rate debt of $1,247,494 (weighted average rate of 7.25 percent).

As of December 31, 1999, the Company's total indebtedness of $1,490,175 (weighted average interest rate of 7.27 percent) was comprised of $249,204 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 7.42 percent) and fixed rate debt of $1,240,971 (weighted average rate of 7.24 percent).


11. MINORITY INTERESTS

Minority interests in the accompanying consolidated financial statements relate to (i) preferred units in the Operating Partnership ("Preferred Units"), common units in the Operating Partnership and warrants to purchase common units ("Unit Warrants"), held by parties other than the Company, and (ii) interests in consolidated partially-owned properties for the portion of such properties not owned by the Company.

OPERATING PARTNERSHIP
PREFERRED UNITS
At January 1, 1999, the Company had 27,132 Series A Preferred Units and 223,124 Series B Preferred Units outstanding.

The Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Company, based on circumstances per the applicable unit certificates. The quarterly distribution on each Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock.

During the year ended December 31, 1999, 20,952 Series A Preferred Units were converted into 604,675 common units. During the year ended December 31, 2000, 6,180 Series A Preferred Units and 2,784 Series B Preferred Units were converted into 258,702 common units.

As of December 31, 2000, there were 220,340 Series B Preferred Units outstanding (convertible into 6,359,019 common units). There were no Series A Preferred Units outstanding as of December 31, 2000.

COMMON UNITS
At January 1, 1999, the Company had 9,086,585 common units outstanding.

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

During the year ended December 31, 1999, the Company issued an aggregate of 122,062 common units in connection with two separate transactions, valued at approximately $3,362. During the year ended December 31, 1999, the Company issued 604,675 common units in connection with the conversion of 20,952 Preferred Units. During the year ended December 31, 1999, an aggregate of 1,934,657 common units were redeemed for an equivalent number of shares of common stock in the Company. During the year ended December 31, 1999, the Company also issued 275,046 common units, valued at approximately $8,141, in connection with the achievement of certain performance goals at the Mack Properties, as defined below, in redemption of an equivalent number of contingent common units.

During the year ended December 31, 2000, the Company issued 258,702 common units in connection with the conversion of 8,964 Preferred Units, and an aggregate of 448,688 common units were redeemed for an equivalent number of shares of common stock in the Company.

As of December 31, 2000, there were 7,963,725 common units outstanding.

CONTINGENT COMMON AND PREFERRED UNITS
In connection with the Mack transaction in December 1997, 2,006,432 contingent common units, 11,895 Series A contingent Preferred Units and 7,799 Series B contingent Preferred Units were issued as contingent non-participating units ("Contingent Units"). Redemption of such Contingent Units occurred upon the achievement of certain performance goals relating to certain of the Mack properties ("Mack Properties"), specifically the achievement of certain leasing activity. When Contingent Units were redeemed for common and Preferred Units, an adjustment to the purchase price of certain of the Mack Properties was recorded, based on the value of the units issued.

On account of certain of the performance goals at the Mack Properties having been achieved during the year ended December 31, 1999, the Company redeemed 275,046 contingent common units and issued an equivalent number of common units, as indicated above. There were no Contingent Units outstanding as of December 31, 1999.

UNIT WARRANTS
The Company has 2,000,000 Unit Warrants outstanding which enable the holders to purchase an equal number of common units at $37.80 per unit. The Unit Warrants are all currently exercisable and expire on December 11, 2002.

MINORITY INTEREST OWNERSHIP
As of December 31, 2000 and 1999, the minority interest common unitholders owned
12.3 percent (20.1 percent, including the effect of the conversion of Preferred Units into common units) and 12.2 percent (20.2 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

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

On August 24, 2000, MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC acquired land in which SJP Properties has a minority interest amounting to $1,925.

The Company controlled these operations and has consolidated the financial position and results of operations of partially-owned properties in the financial statements of the Company. The equity interests of the other members are reflected as minority interests: partially-owned properties in the consolidated financial statements of the Company.


12. EMPLOYEE BENEFIT PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Management has approved, for the year ended December 31, 2001, a Company matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first 3.5 percent of annual salary, as defined in the 401(k) Plan, contributed to the plan in 2001. Total expense recognized by the Company for the years ended December 31, 2000, 1999 and 1998 was $0, $400 and $0, respectively.

13. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2000 and 1999. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2000 and 1999.

The estimated fair value (excluding prepayment penalties) of the Senior Unsecured Notes and mortgages and loans payable as of December 31, 2000 approximated the carrying values of $798,099 and $481,573, respectively, and as of December 31, 1999 was approximately $741,824 and $511,281, respectively, based upon then current interest rates for debt with similar terms and remaining maturities. Revolving credit facility borrowings as of December 31, 2000 and 1999 approximated the carrying values of $348,840 and $177,000, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2000 and current estimates of fair value may differ significantly from the amounts presented herein.


14. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
   HARBORSIDE FINANCIAL CENTER
   Pursuant to an agreement with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $2,677, $2,620 and $2,570 for the years ended December 31, 2000, 1999 and
   1998, respectively.

   The Company has entered into a similar agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. Pursuant to the agreement, such PILOT is equal to two percent of Total Project Costs, as defined, which was estimated to be $45,497. The PILOT, based upon the estimated Total Project Costs, was $25 for the in-service period of the property during the year ended December 31, 2000.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2000, are as follows:

YEAR                                                                  AMOUNT
-------------------------------------------------------------------------------
2001                                                                 $   531
2002                                                                     531
2003                                                                     531
2004                                                                     534
2005                                                                     534
Thereafter                                                            21,997
-------------------------------------------------------------------------------
Total                                                                $24,658
===============================================================================

Ground lease expense incurred during the years ended December 31, 2000, 1999 and 1998 amounted to $570, $561 and $419, respectively.

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Company in December 1997 and an agreement entered into simultaneous with his resigning from the Company, Mr. Rizk received payments of approximately $14,490 in April 1999 and $500 in April 2000 and will receive $500 annually over the next two years. All costs associated with Mr. Rizk's resignation are included in non-recurring charges for the year ended December 31, 1999.

On June 27, 2000, both Brant Cali and John R. Cali resigned their positions as officers of the Company and Brant Cali resigned as a director of the Company. John R. Cali was appointed to the Board of Directors of the Company to take the seat previously held by Brant Cali. As required by Brant Cali and John R. Cali's employment agreements with the Company: (i) the Company paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; (ii) all options to acquire shares of the Company's common stock and Restricted Stock Awards (as hereinafter defined) held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Company. All costs associated with Brant Cali and John R. Cali's resignations, which totaled approximately $9,228, are included in non-recurring charges for the year ended December 31, 2000.

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

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2000, are as follows:

YEAR                                                                  AMOUNT
-------------------------------------------------------------------------------
2001                                                             $   475,043
2002                                                                 440,153
2003                                                                 379,721
2004                                                                 326,091
2005                                                                 276,779
Thereafter                                                           997,529
-------------------------------------------------------------------------------
Total                                                             $2,895,316
===============================================================================

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

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Company is permitted to purchase up to an additional $150,000 of the Company's outstanding common stock above the $52,562 that had previously been purchased. The Company purchased for constructive retirement 2,026,300 shares of its outstanding common stock for an aggregate cost of approximately $55,514 from September 13, 2000 through December 31, 2000.

Subsequent to year end through February 15, 2001, the Company purchased for constructive retirement 72,000 shares of its outstanding common stock for an aggregate cost of approximately $1,982 under the Repurchase Program.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the year ended December 31, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan. The Company did not issue any shares under the Plan during the year ended December 31, 2000.

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

STOCK OPTION PLANS
In September 2000, the Company established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan in 1996, 1997, 1998, 1999 and 2000 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 2000 and 1999, the stock options outstanding had a weighted average remaining contractual life of approximately
7.5 and 7.4 years, respectively.

Information regarding the Company's stock option plans is summarized below:

                                                                                             Weighted
                                                                    Shares                    Average
                                                                     Under                   Exercise
                                                                    Options                    Price
-------------------------------------------------------------------------------------------------------------------
      Outstanding at January 1, 1998                              3,287,290                   $31.47
      Granted                                                     1,048,620                   $35.90
      Exercised                                                    (267,660)                  $20.47
      Lapsed or canceled                                           (128,268)                  $36.61
-------------------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1998                            3,939,982                   $33.22
      Granted                                                       426,400                   $25.23
      Exercised                                                     (47,583)                  $22.31
      Lapsed or canceled                                           (591,648)                  $36.92
-------------------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 1999                            3,727,151                   $31.86
      Granted                                                     1,523,900                   $26.75
      Exercised                                                    (117,053)                  $21.45
      Lapsed or canceled                                           (500,679)                  $34.64
-------------------------------------------------------------------------------------------------------------------
      Outstanding at December 31, 2000                            4,633,319                   $30.14
===================================================================================================================
      Options exercisable at December 31, 1999                    1,724,920                   $29.78
      Options exercisable at December 31, 2000                    2,049,041                   $31.02
-------------------------------------------------------------------------------------------------------------------
      Available for grant at December 31, 1999                      662,878
      Available for grant at December 31, 2000                    2,344,757
-------------------------------------------------------------------------------------------------------------------

The weighted average fair value of options granted during 2000, 1999 and 1998 were $3.40, $2.74 and $5.59 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculations of stock options:

                                                                   2000             1999              1998
-------------------------------------------------------------------------------------------------------------------
Expected life (in years)                                               6                6                 6
Risk-free interest rate                                             5.67%            6.12%             5.41%
Volatility                                                         22.66%           24.72%            23.37%
Dividend yield                                                      8.82%            9.15%             5.78%
-------------------------------------------------------------------------------------------------------------------

FASB NO. 123
Under the above models, the value of stock options granted during 2000, 1999 and 1998 totaled approximately $5,181, $1,167 and $5,281, respectively, which would be amortized ratably on a pro forma basis over the appropriate vesting period. Had the Company determined compensation cost for these granted securities in accordance with FASB No. 123, the Company's pro forma net income, basic earnings per share and diluted earnings per share would have been $179,131, $3.07 and $3.01 in 2000, $113,854, $1.95 and $1.94 in 1999 and $110,061, $1.97 and $1.96
in 1998, respectively.

STOCK WARRANTS
The Company has 360,000 warrants outstanding which enable the holders to purchase an equal number of shares of its common stock ("Stock Warrants") at $33 per share (the market price at date of grant). Such warrants are all currently exercisable and expire on January 31, 2007.

The Company also has 389,976 Stock Warrants outstanding which enable the holders to purchase an equal number of its shares of common stock at $38.75 per share (the market price at date of grant). Such warrants vest equally over a five-year period through December 31, 2001 and expire on December 12, 2007.

As of December 31, 2000 and 1999, there were a total of 749,976 and 914,976 Stock Warrants outstanding, respectively. As of December 31, 2000 and 1999, there were 613,985 and 585,989 Stock Warrants exercisable, respectively. For the years ended December 31, 2000 and 1999, 165,000 and no Stock Warrants were canceled, respectively. No Stock Warrants have been exercised through December 31, 2000.

STOCK COMPENSATION
In July 1999, the Company entered into amended and restated employment contracts with six of its then key executive officers which provided for, among other things, compensation in the form of stock awards and associated tax obligation payments. In addition, in December 1999, the Company granted stock awards to certain other officers of the Company. In connection with the stock awards (collectively, "Restricted Stock Awards"), the executive officers and certain other officers are to receive up to a total of 211,593 shares of the Company's common stock vesting over a five-year period contingent upon the Company meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the executive officers and certain other officers were granted under the Employee Plan. Effective January 1, 2000, 31,737 shares of the Company's common stock were issued to the executive officers and certain other officers upon meeting the required objectives. In connection with the resignation of each of Brant Cali and John R. Cali from the Company, all of their respective remaining restricted stock, an aggregate of 38,649 shares, were issued to Brant Cali and John R. Cali upon the accelerated vesting of their remaining Restricted Stock Awards. For the years ended December 31, 2000 and 1999, 5,100 and no unvested Restricted Stock Awards were canceled, respectively.

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

During the years ended December 31, 2000 and 1999, 4,227 and 3,319 deferred stock units were earned, respectively.

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

The following information presents the Company's results for the years ended December 31, 2000, 1999 and 1998 in accordance with FASB No. 128:

                                                          For the Year Ended December 31,
                                            2000                         1999                        1998
                                   ----------------------------------------------------------------------------------
                                   Basic EPS     Diluted EPS    Basic EPS    Diluted EPS    Basic EPS     Diluted EPS
---------------------------------------------------------------------------------------------------------------------
Net income                          $185,338        $185,338     $119,739       $119,739     $116,578        $116,578
Add:  Net income attributable
       to Operating Partnership -
       common units                       --          25,612           --         17,389           --          15,903
      Net income attributable
       to Operating Partnership -
       preferred units                    --          15,441           --             --           --              --
---------------------------------------------------------------------------------------------------------------------
Adjusted net income                 $185,338        $226,391     $119,739       $137,128     $116,578        $132,481
=====================================================================================================================

Weighted average shares               58,338          73,070       58,385         67,133       55,840          63,893
---------------------------------------------------------------------------------------------------------------------
Per Share                           $   3.18        $   3.10     $   2.05       $   2.04     $   2.09        $   2.07
=====================================================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

                                                                     Year Ended December 31,
                                                            2000              1999             1998
-------------------------------------------------------------------------------------------------------------
Basic EPS Shares:                                          58,338            58,385           55,840
     Add:     Operating Partnership - common units          8,054             8,500            7,598
              Operating Partnership - preferred units
               (after conversion to common units)           6,485                --               --
              Stock options                                   188               241              411
              Restricted Stock Awards                           5                 7               --
              Stock Warrants                                   --                --               44
-------------------------------------------------------------------------------------------------------------
Diluted EPS Shares:                                        73,070            67,133           63,893
=============================================================================================================

Contingent Units outstanding in 1998 were not included in the 1998 computation of diluted EPS as such units were anti-dilutive during the period. Preferred Units outstanding in 1999 and 1998 were not included in the 1999 and 1998 computations of diluted EPS as such units were anti-dilutive during the periods.

Through December 31, 2000, under the Repurchase Program, the Company purchased for constructive retirement, a total of 3,895,500 shares of its outstanding common stock for an aggregate cost of approximately $108,076.

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

Selected results of operations for the years ended December 31, 2000, 1999 and 1998 and selected asset information as of December 31, 2000 and 1999 regarding the Company's operating segment are as follows:

                                                          Total              Corporate &           Total
                                                         Segment              Other (e)           Company
-------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
     2000                                             $  557,926             $     5,623        $  563,549 (f)
     1999                                                534,985                   3,903           538,888 (g)
     1998                                                475,096                   4,919           480,015 (h)

TOTAL OPERATING AND INTEREST EXPENSES (b):
     2000                                             $  174,116             $   126,700        $  300,816 (i)
     1999                                                168,166                 128,925           297,091 (j)
     1998                                                149,791                 113,528           263,319 (k)

NET OPERATING INCOME (c):
     2000                                             $  383,810             $  (121,077)       $  262,733 (f) (i)
     1999                                                366,819                (125,022)          241,797 (g) (j)
     1998                                                325,305                (108,609)          216,696 (h) (k)

TOTAL ASSETS:
     2000                                             $3,623,107             $    53,870        $3,676,977
     1999                                              3,580,782                  48,819         3,629,601

TOTAL LONG-LIVED ASSETS (d):
     2000                                             $3,522,766             $    23,574        $3,546,340
     1999                                              3,515,669                  24,934         3,540,603

===================================================================================================================

(a) Total contract revenues represent all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate and Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(g) Excludes $12,580 of adjustments for straight-lining of rents and $24 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $12,438 of adjustments for straight-lining of rents and $158 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $13,575 of adjustments for straight-lining of rents and $109 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $92,088 of depreciation and amortization and non-recurring charges of $37,139.
(j) Excludes $87,209 of depreciation and amortization and non-recurring charges of $16,458.
(k)  Excludes $78,916 of depreciation and amortization.

18.      RELATED PARTY TRANSACTIONS

The son of a current director of the Company, who was also a former officer of the Company, serves as an officer of a company which provides cleaning and other related services to certain of the Company's properties. The Company has incurred costs from this company of approximately $3,164, $2,524 and $2,296 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, respectively, the Company had accounts payable of approximately $108 and $307 to this company.

The Company provides management, leasing and construction services to properties owned by third parties in which certain officers and directors of the Company hold an ownership interest. The Company recognized approximately $1,921, $1,960 and $2,476 in revenues from these properties for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, respectively, the Company had total receivables from these properties of approximately $1,000 and $96.

The Company purchased land parcels in three separate transactions from affiliates of the Company. The Company also acquired a portfolio of properties from an affiliate of the Company. See Note 3.


19.      IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB delayed the implementation date of FASB No. 133 by one year (January 1, 2001 for the Company). FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company has determined that, due to its limited use of derivative instruments, the adoption of FASB No. 133 will not have a significant effect on the Company's financial position at January 1, 2001, nor is it expected to materially impact future results of operations.

20.      CONDENSED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes the condensed quarterly financial information for the
Company:


QUARTER ENDED 2000:                                     December 31     September 30     June 30        March 31
-------------------------------------------------------------------------------------------------------------------
Total revenues                                           $ 143,903       $ 143,382      $ 145,889       $142,979
Operating and other expenses                                43,561          44,191         41,569         42,825
General and administrative                                   6,543           5,461          5,159          6,113
Depreciation and amortization                               23,641          23,320         22,945         22,182
Interest expense                                            26,271          25,862         26,835         26,426
Non-recurring charges                                           --          27,911          9,228             --
-------------------------------------------------------------------------------------------------------------------
Income before gain on sales of
   rental property, minority interests and
   extraordinary item                                       43,887          16,637         40,153         45,433
(Loss) gain on sales of rental property                      (852)          10,036         73,921          2,248
-------------------------------------------------------------------------------------------------------------------
Income before minority interests and
   extraordinary item                                       43,035          26,673        114,074         47,681
Minority interests                                           8,632           6,661         19,766         11,066
-------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                            34,403          20,012         94,308         36,615
Extraordinary item-loss on early
   retirement of debt                                           --              --             --             --
-------------------------------------------------------------------------------------------------------------------
Net income                                               $  34,403       $  20,012      $  94,308       $ 36,615
===================================================================================================================

BASIC EARNINGS PER SHARE:
Income before extraordinary item                         $    0.60       $    0.34      $    1.61       $   0.63
Extraordinary item - loss on early
   retirement of debt                                           --              --             --             --
-------------------------------------------------------------------------------------------------------------------
Net income                                               $    0.60       $    0.34      $    1.61       $   0.63
===================================================================================================================

DILUTED EARNINGS PER SHARE:
Income before extraordinary item                         $    0.59       $    0.34      $    1.52       $   0.62
Extraordinary item - loss on early
   retirement of debt                                           --              --             --             --
-------------------------------------------------------------------------------------------------------------------
Net income                                               $    0.59       $    0.34      $    1.52       $   0.62
===================================================================================================================

Dividends declared per common share                      $    0.61       $    0.61      $    0.58       $   0.58
-------------------------------------------------------------------------------------------------------------------


QUARTER ENDED 1999:                                     December 31     September 30     June 30        March 31
-------------------------------------------------------------------------------------------------------------------
Total revenues                                           $ 140,600       $ 139,020      $ 136,975       $134,889
Operating and other expenses                                43,716          42,947         41,466         40,522
General and administrative                                   6,258           5,691          5,568          7,963
Depreciation and amortization                               19,808          22,967         22,465         21,969
Interest expense                                            27,167          26,474         25,697         23,622
Non-recurring charges                                           --              --         16,458             --
-------------------------------------------------------------------------------------------------------------------
Income before gain on sale of
   rental property, minority interests and
   extraordinary item                                       43,651          40,941         25,321         40,813
Gain on sale of rental property                              1,957              --             --             --
-------------------------------------------------------------------------------------------------------------------
Income before minority interests and
   extraordinary item                                       45,608          40,941         25,321         40,813
Minority interests                                           9,139           8,421          6,635          8,749
-------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                            36,469          32,520         18,686         32,064
Extraordinary item - loss on early
   retirement of debt                                           --              --             --             --
-------------------------------------------------------------------------------------------------------------------
Net income                                               $  36,469       $  32,520      $  18,686       $ 32,064
===================================================================================================================

BASIC EARNINGS PER SHARE:
Income before extraordinary item                         $    0.63       $    0.55      $    0.32       $   0.55
Extraordinary item - loss on early
   retirement of debt                                           --              --             --             --
-------------------------------------------------------------------------------------------------------------------
Net income                                               $    0.63       $    0.55      $    0.32       $   0.55
===================================================================================================================

DILUTED EARNINGS PER SHARE:
Income before extraordinary item                         $    0.62       $    0.55      $    0.32       $   0.55
Extraordinary item - loss on early
   retirement of debt                                           --              --             --             --
-------------------------------------------------------------------------------------------------------------------
Net income                                               $    0.62       $    0.55      $    0.32       $   0.55
===================================================================================================================

Dividends declared per common share                      $    0.58       $    0.58      $    0.55       $   0.55
-------------------------------------------------------------------------------------------------------------------

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)



                                                                   SCHEDULE III

                                                                                        GROSS AMOUNT AT WHICH
                                                                                          CARRIED AT CLOSE OF
                                                     INITIAL COSTS        COSTS               PERIOD (1)
                                                   ------------------   CAPITALIZED   --------------------------
PROPERTY                YEAR         RELATED            BUILDING AND    SUBSEQUENT          BUILDING AND           ACCUMULATED
LOCATION (2)        BUILT ACQUIRED ENCUMBRANCES    LAND IMPROVEMENTS  TO ACQUISITION  LAND  IMPROVEMENTS   TOTAL  DEPRECIATION
------------        ----- -------- ------------    ---- ------------  --------------  ----  ------------   -----  ------------

ATLANTIC COUNTY,
NEW JERSEY
EGG HARBOR
100 Decadon
Drive (O).........  1987   1995             --     $300     $3,282         $160       $300     $3,442     $3,742       $437
200 Decadon
Drive (O).........  1991   1995             --      369      3,241          169        369      3,410      3,779        480

BERGEN COUNTY,
NEW JERSEY
FAIR LAWN
17-17 Rte 208
North (O).........  1987   1995             --    3,067     19,415          941      3,067     20,356     23,423      2,980
FORT LEE
One Bridge
Plaza (O).........  1981   1996             --    2,439     24,462        1,560      2,439     26,022     28,461      2,862
2115 Linwood
Avenue (O)........  1981   1998             --      474      4,419        4,454        474      8,873      9,347        326
LITTLE FERRY
200 Riser
Road (O)..........  1974   1997         10,500    3,888     15,551          246      3,888     15,797     19,685      1,197
MONTVALE
95 Chestnut
Ridge Road (O)....  1975   1997          2,135    1,227      4,907          523      1,227      5,430      6,657        376
135 Chestnut
Ridge Road (O)....  1981   1997             --    2,587     10,350        1,740      2,588     12,089     14,677        829
PARAMUS
15 East Midland
Avenue (O)........  1988   1997         24,790   10,375     41,497           70     10,374     41,568     51,942      3,161
461 From
Road (O)..........  1988   1997         35,000   13,194     52,778          121     13,194     52,899     66,093      4,021
650 From Road
(O)...............  1978   1997         23,316   10,487     41,949          593     10,487     42,542     53,029      3,216
140 Ridgewood
Avenue (O)........  1981   1997         15,392    7,932     31,463          578      7,932     32,041     39,973      2,122
61 South Paramus
Avenue (O)........  1985   1997         15,776    9,005     36,018        4,234      9,005     40,252     49,257      3,153
ROCHELLE PARK
120 Passaic
Street (O)........  1972   1997             --    1,354      5,415           99      1,357      5,511      6,868        413
365 West Passaic
Street (O)........  1976   1997          7,468    4,148     16,592        1,615      4,148     18,207     22,355      1,430
SADDLE RIVER
1 Lake
Street (O)........  1994   1997         35,789   13,952     55,812            7     13,953     55,818     69,771      4,248
UPPER SADDLE RIVER
10 Mountainview
Road (O)..........  1986   1998             --    4,240     20,485          375      4,240     20,860     25,100      1,823
WOODCLIFF LAKE
400 Chestnut
Ridge Road (O)....  1982   1997         13,588    4,201     16,802            9      4,200     16,812     21,012      1,276
470 Chestnut
Ridge Road (O)....  1987   1997          4,087    2,346      9,385            2      2,346      9,387     11,733        714
530 Chestnut
Ridge Road (O)....  1986   1997          4,032    1,860      7,441            3      1,860      7,444      9,304        566
300 Tice
Boulevard (O).....  1991   1996             --    5,424     29,688          575      5,424     30,263     35,687      3,130
50 Tice Boulevard
(O)...............  1984   1994             --    4,500         --       26,644      4,500     26,644     31,144     12,226

BURLINGTON COUNTY,
NEW JERSEY
BURLINGTON
3 Terri Lane (F)..  1991   1998             --      652      3,433          906        658      4,333      4,991        374
5 Terri Lane (F)..  1992   1998             --      564      3,792        1,662        569      5,449      6,018        451
DELRAN
Tenby Chase
Apartments (M)....  1970   1994             --      396         --        5,584        396      5,584      5,980      3,600
MOORESTOWN
2 Commerce
Drive (F).........  1986   1999             --      723      2,893           59        723      2,952      3,675         73
101 Commerce
Drive (F).........  1988   1998             --      422      3,528          253        426      3,777      4,203        385
102 Commerce
Drive (F).........  1987   1999             --      389      1,554           34        389      1,588      1,977         39
201 Commerce
Drive (F).........  1986   1998             --      254      1,694           90        257      1,781      2,038        159
202 Commerce
Drive (F).........  1988   1999             --      490      1,963           21        490      1,984      2,474         49
1 Executive
Drive (F).........  1989   1998             --      226      1,453          205        228      1,656      1,884        162
2 Executive
Drive (F).........  1988   2000             --      801      3,206           73        801      3,279      4,080         61
101 Executive
Drive (F).........  1990   1998            807      241      2,262          208        244      2,467      2,711        214
102 Executive
Drive (F).........  1990   1998             --      353      3,607          252        357      3,855      4,212        351
225 Executive
Drive (F).........  1990   1998          1,391      323      2,477          100        326      2,574      2,900        248
97 Foster
Road (F)..........  1982   1998             --      208      1,382           54        211      1,433      1,644        118
1507 Lancer
Drive (F).........  1995   1998             --      119      1,106           44        120      1,149      1,269         94
1510 Lancer
Drive (F).........  1998   1998             --      732      2,928           41        735      2,966      3,701        185

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                   SCHEDULE III

                                                                                         GROSS AMOUNT AT WHICH
                                                                                          CARRIED AT CLOSE OF
                                                     INITIAL COSTS         COSTS              PERIOD (1)
                                                   ------------------   CAPITALIZED   --------------------------
PROPERTY               YEAR         RELATED             BUILDING AND    SUBSEQUENT          BUILDING AND          ACCUMULATED
LOCATION (2)       BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION  LAND  IMPROVEMENTS   TOTAL  DEPRECIATION
------------       ----- -------- ------------     ---- ------------  --------------  ----  ------------   -----  ------------

840 North
Lenola Road (F)...  1995   1998             --      329      2,366           50        333      2,412      2,745        215
844 North
Lenola Road (F)...  1995   1998             --      239      1,714           38        241      1,750      1,991        156
915 North
Lenola Road (F)...  1998   2000             --      508      2,034            2        508      2,036      2,544         25
1256 North
Church (F)........  1984   1998             --      354      3,098          250        357      3,345      3,702        324
224 Strawbridge
Drive (O).........  1984   1997             --      766      4,335        3,134        767      7,468      8,235        819
228 Strawbridge
Drive (O).........  1984   1997             --      766      4,334        2,907        767      7,240      8,007        986
30 Twosome
Drive (F).........  1997   1998             --      234      1,954           48        236      2,000      2,236        189
40 Twosome
Drive (F).........  1996   1998             --      297      2,393          102        301      2,491      2,792        211
50 Twosome
Drive (F).........  1997   1998             --      301      2,330           44        304      2,371      2,675        218
WEST DEPTFORD
1451 Metropolitan
Drive (F).........  1996   1998             --      203      1,189           23        206      1,209      1,415        112

ESSEX COUNTY,
NEW JERSEY
MILLBURN
150 J.F. Kennedy
Parkway (O).......  1980   1997         25,911   12,606     50,425        1,478     12,606     51,903     64,509      3,851
ROSELAND
101 Eisenhower
Parkway (O).......  1980   1994             --      228         --       14,695        228     14,695     14,923      8,430
103 Eisenhower
Parkway (O).......  1985   1994             --       --         --       13,254      2,300     10,954     13,254      4,408

HUDSON COUNTY,
NEW JERSEY
JERSEY CITY
Harborside
Financial Center
Plaza 1 (O).......  1983   1996         54,370    3,923     51,013           --      3,923     51,013     54,936      5,314
Harborside
Financial Center
Plaza 2 (O).......  1990   1996         47,815   17,655    101,546        2,769     15,238    106,732    121,970     10,911
Harborside
Financial Center
Plaza 3 (O).......  1990   1996         47,815   17,655    101,878        2,046     15,189    106,390    121,579     10,867
Harborside
Financial Center
Plaza 4A (O)......  2000   2000             --    1,244     56,144           --      1,244     56,144     57,388        354

MERCER COUNTY,
NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon
Drive (F).........  1989   1995             --      205      1,676           54        205      1,730      1,935        217
200 Horizon
Drive (F).........  1991   1995             --      205      3,027          145        205      3,172      3,377        391
300 Horizon
Drive (F).........  1989   1995             --      379      4,355          272        379      4,627      5,006        576
500 Horizon
Drive (F).........  1990   1995             --      379      3,395          135        379      3,530      3,909        516
Zero Horizon
Drive (L).........   n/a   1999             --      498         --        1,787        498      1,787      2,285         --
PRINCETON
103 Carnegie
Center (O)........  1984   1996             --    2,566      7,868          687      2,566      8,555     11,121      1,212
100 Overlook
Center (O)........  1988   1997             --    2,378     21,754          388      2,378     22,142     24,520      1,740
5 Vaughn
Drive (O).........  1987   1995             --      657      9,800          449        657     10,249     10,906      1,511

MIDDLESEX COUNTY,
NEW JERSEY
EAST BRUNSWICK
377 Summerhill
Road (O)..........  1977   1997             --      649      2,594          252        649      2,846      3,495        213
PLAINSBORO
500 College
Road East (O).....  1984   1998             --      614     20,626          293        614     20,919     21,533      1,456
SOUTH BRUNSWICK
3 Independence
Way (O)...........  1983   1997             --    1,997     11,391          222      1,997     11,613     13,610        995
WOODBRIDGE
581 Main
Street (O)........  1991   1997         17,500    3,237     12,949       19,613      8,115     27,684     35,799      1,757

MONMOUTH COUNTY,
NEW JERSEY
NEPTUNE
3600 Route 66
(O)...............  1989   1995             --    1,098     18,146           41      1,098     18,187     19,285      2,356
WALL TOWNSHIP
1305 Campus
Parkway (O).......  1988   1995             --      335      2,560           80        335      2,640      2,975        386
1325 Campus
Parkway (F).......  1988   1995             --      270      2,928          381        270      3,309      3,579        404
1340 Campus
Parkway (F).......  1992   1995             --      489      4,621          379        489      5,000      5,489        751
1345 Campus
Parkway (F).......  1995   1997             --    1,023      5,703           56      1,024      5,758      6,782        565
1350 Campus
Parkway (O).......  1990   1995             --      454      7,134          641        454      7,775      8,229      1,124
1433 Highway
34 (F)............  1985   1995             --      889      4,321          697        889      5,018      5,907        783

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                                     SCHEDULE III

                                                                                                 GROSS AMOUNT AT WHICH
                                                                                                  CARRIED AT CLOSE OF
                                                              INITIAL COSTS        COSTS              PERIOD (1)
                                                           ------------------   CAPITALIZED    ---------------------------
                                   YEAR          RELATED         BUILDING AND    SUBSEQUENT         BUILDING AND       ACCUMULATED
PROPERTY LOCATION (2)          BUILT ACQUIRED ENCUMBRANCES  LAND IMPROVEMENTS  TO ACQUISITION  LAND IMPROVEMENTS TOTAL DEPRECIATION
---------------------          ----- -------- ------------  ---- ------------  --------------  ---- ------------ ----- ------------

1320 Wyckoff Avenue (F).......  1986   1995       --        255      1,285            1         255      1,286    1,541     166
1324 Wyckoff Avenue (F).......  1987   1995       --        230      1,439          196         230      1,635    1,865     267


MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway (O)......  1987   1994       --      1,564         --       15,995       1,564     15,995   17,559   6,692
MORRIS PLAINS
250 Johnson Road (O)..........  1977   1997    2,169      2,004      8,016          313       2,004      8,329   10,333     621
201 Littleton Road (O)........  1979   1997       --      2,407      9,627          170       2,407      9,797   12,204     739
MORRIS TOWNSHIP
340 Mt. Kemble Avenue (O).....  1985   1997   32,178     13,624     54,496           40      13,624     54,536   68,160   4,150
PARSIPPANY
7 Campus Drive (O)............  1982   1998       --      1,932     27,788          107       1,932     27,895   29,827   2,011
8 Campus Drive (O)............  1987   1998       --      1,865     35,456          845       1,865     36,301   38,166   2,724
2 Dryden Way (O)..............  1990   1998       --        778        420           13         778        433    1,211      40
4 Gatehall Drive (O)..........  1988   2000       --      8,452     33,929           63       8,452     33,992   42,444     495
2 Hilton Court (O)............  1991   1998       --      1,971     32,007          138       1,971     32,145   34,116   2,356
600 Parsippany Road (O).......  1978   1994       --      1,257      5,594        1,053       1,257      6,647    7,904   1,095
1 Sylvan Way (O)..............  1989   1998       --      1,689     24,699        2,224       1,689     26,923   28,612   2,299
5 Sylvan Way (O)..............  1989   1998       --      1,160     25,214          647       1,160     25,861   27,021   1,836
7 Sylvan Way (O)..............  1987   1998       --      2,084     26,083           35       2,084     26,118   28,202   1,922

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue (O)........  1983   1994       --         --         --        7,291       1,100      6,191      7,291   2,836
TOTOWA
1 Center Court (F)............  1999   1999       --        270      1,824           90         270      1,914      2,184     104
2 Center Court (F)............  1998   1998       --        191         --        2,563         191      2,563      2,754     304
11 Commerce Way (F)...........  1989   1995       --        586      2,986          230         586      3,216      3,802     434
20 Commerce Way (F)...........  1992   1995       --        516      3,108           52         516      3,160      3,676     404
29 Commerce Way (F)...........  1990   1995       --        586      3,092          230         586      3,322      3,908     544
40 Commerce Way (F)...........  1987   1995       --        516      3,260          375         516      3,635      4,151     669
45 Commerce Way (F)...........  1992   1995       --        536      3,379          142         536      3,521      4,057     542
60 Commerce Way (F)...........  1988   1995       --        526      3,257          281         526      3,538      4,064     597
80 Commerce Way (F)...........  1996   1996       --        227         --        1,638         227      1,638      1,865     437
100 Commerce Way (F)..........  1996   1996       --        226         --        1,638         226      1,638      1,864     437
120 Commerce Way (F)..........  1994   1995       --        228         --        1,201         228      1,200      1,428     161
140 Commerce Way (F)..........  1994   1995       --        229         --        1,199         229      1,200      1,429     160
999 Riverview Drive (O).......  1988   1995       --        476      6,024          590         476      6,614      7,090     894
WAYNE
201 Willowbrook Boulevard (O).  1970   1997    9,460      3,103     12,410        2,954       3,103     15,364     18,467     969

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
106 Allen Road (O)............  2000   2000       --      3,853     14,465           --       3,853     14,465     18,318     136
222 Mt. Airy Road (O).........  1986   1996       --        775      3,636           31         775      3,667      4,442     403
233 Mt. Airy Road (O).........  1987   1996       --      1,034      5,033           16       1,034      5,049      6,083     557
BRIDGEWATER
721 Route 202/206 (O).........  1989   1997   23,000      6,730     26,919          488       6,730     27,407     34,137   2,056

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                                     SCHEDULE III

                                                                                                GROSS AMOUNT AT WHICH
                                                                                                 CARRIED AT CLOSE OF
                                                             INITIAL COSTS        COSTS              PERIOD (1)
                                                          ------------------   CAPITALIZED    ---------------------------
                                  YEAR          RELATED         BUILDING AND    SUBSEQUENT         BUILDING AND       ACCUMULATED
PROPERTY LOCATION (2)         BUILT ACQUIRED ENCUMBRANCES  LAND IMPROVEMENTS  TO ACQUISITION  LAND IMPROVEMENTS TOTAL DEPRECIATION
---------------------         ----- -------- ------------  ---- ------------  --------------  ---- ------------ ----- ------------
UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue (O).......  1985   1994         --          --         --       17,795      1,822     15,973  17,795    7,681
CRANFORD
6 Commerce Drive (O)........  1973   1994         --         250         --        2,884        250      2,884   3,134    1,709
11 Commerce Drive (O).......  1981   1994         --         470         --        6,618        470      6,618   7,088    3,417
12 Commerce Drive (O).......  1967   1997         --         887      3,549          422        887      3,971   4,858      275
20 Commerce Drive (O).......  1990   1994         --       2,346         --       22,648      2,346     22,648  24,994    7,237
65 Jackson Drive (O)........  1984   1994         --         541         --        7,124        541      7,124   7,665    3,780
NEW PROVIDENCE
890 Mountain Road (O).......  1977   1997         --       2,796     11,185        4,257      3,765     14,473  18,238    1,084

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive (O)....  1987   1997         --       2,258      9,031          143      2,258      9,174  11,432      717

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive (O).....  1983   1997         --      11,018     44,070          246     11,018     44,316  55,334    3,398
111 East Shore Road (O).....  1980   1997         --       2,093      8,370          363      2,093      8,733  10,826      654

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard (O).....  1988   1995         --       1,090     13,412        1,391      1,090     14,803  15,893    2,267

WESTCHESTER COUNTY,
NEW YORK ELMSFORD
11 Clearbrook Road (F)......  1974   1997         --         149      2,159           23        149      2,182   2,331      215
75 Clearbrook Road (F)......  1990   1997         --       2,314      4,716           --      2,314      4,716   7,030      462
100 Clearbrook Road (O).....  1975   1997         --         220      5,366          145        220      5,511   5,731      647
150 Clearbrook Road (F).....  1975   1997         --         497      7,030           88        497      7,118   7,615      720
175 Clearbrook Road (F).....  1973   1997         --         655      7,473          297        655      7,770   8,425      805
200 Clearbrook Road (F).....  1974   1997         --         579      6,620          520        579      7,140   7,719      724
250 Clearbrook Road (F).....  1973   1997         --         867      8,647          525        867      9,172  10,039      896
50 Executive Boulevard (F)..  1969   1997         --         237      2,617           56        237      2,673   2,910      256
77 Executive Boulevard (F)..  1977   1997         --          34      1,104           33         34      1,137   1,171      111
85 Executive Boulevard (F)..  1968   1997         --         155      2,507           36        155      2,543   2,698      252
101 Executive Boulevard (O).  1971   1997         --         267      5,838          278        267      6,116   6,383      609
300 Executive Boulevard (F).  1970   1997         --         460      3,609           --        460      3,609   4,069      353
350 Executive Boulevard (F).  1970   1997         --         100      1,793            1        100      1,794   1,894      176
399 Executive Boulevard (F).  1962   1997         --         531      7,191          111        531      7,302   7,833      746
400 Executive Boulevard (F).  1970   1997         --       2,202      1,846          289      2,202      2,135   4,337      266
500 Executive Boulevard (F).  1970   1997         --         258      4,183          550        258      4,733   4,991      444
525 Executive Boulevard (F).  1972   1997         --         345      5,499          126        345      5,625   5,970      556
700 Executive Boulevard (L).   n/a   1997         --         970         --           --        970         --     970       --
555 Taxter Road (O).........  1986   2000         --       4,285     17,205          280      4,285     17,485  21,770      250
565 Taxter Road (O).........  1988   2000         --       4,285     17,205          319      4,285     17,524  21,809      252
570 Taxter Road (O).........  1972   1997         --         438      6,078          468        438      6,546   6,984      654
1 Warehouse Lane (I)........  1957   1997         --           3        268          202          2        471     473       36
2 Warehouse Lane (I)........  1957   1997         --           4        672           47          4        719     723       74
3 Warehouse Lane (I)........  1957   1997         --          21      1,948          388         21      2,336   2,357      219
4 Warehouse Lane (I)........  1957   1997         --          84     13,393          216         85     13,608  13,693    1,356
5 Warehouse Lane (I)........  1957   1997         --          19      4,804          213         19      5,017   5,036      514
6 Warehouse Lane (I)........  1982   1997         --          10      4,419           38         10      4,457   4,467      434
1 Westchester Plaza (F).....  1967   1997         --         199      2,023           52        199      2,075   2,274      211
2 Westchester Plaza (F).....  1968   1997         --         234      2,726           77        234      2,803   3,037      269
3 Westchester Plaza (F).....  1969   1997         --         655      7,936           71        655      8,007   8,662      785
4 Westchester Plaza (F).....  1969   1997         --         320      3,729           83        320      3,812   4,132      401

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                   SCHEDULE III

                                                                                                         GROSS AMOUNT AT WHICH
                                                                                                          CARRIED AT CLOSE OF
                                                                     INITIAL COSTS         COSTS              PERIOD (1)
                                                                  ------------------    CAPITALIZED   ---------------------------
                                       YEAR          RELATED            BUILDING AND    SUBSEQUENT           BUILDING AND
PROPERTY LOCATION (2)              BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION  LAND  IMPROVEMENTS   TOTAL
---------------------              ----- -------- ------------     ---- ------------  --------------  ----  ------------   -----
5 Westchester Plaza (F).......      1969   1997         --          118      1,949           --        118      1,949      2,067
6 Westchester Plaza (F).......      1968   1997         --          164      1,998          133        164      2,131      2,295
7 Westchester Plaza (F).......      1972   1997         --          286      4,321           24        286      4,345      4,631
8 Westchester Plaza (F).......      1971   1997         --          447      5,262          610        447      5,872      6,319
HAWTHORNE
30 Saw Mill River Road (O)....      1982   1997         --        2,355     34,254        4,326      2,355     38,580     40,935
200 Saw Mill River Road (F)...      1965   1997         --          353      3,353          156        353      3,509      3,862
1 Skyline Drive (O)...........      1980   1997         --           66      1,711          100         66      1,811      1,877
2 Skyline Drive (O)...........      1987   1997         --          109      3,128          283        109      3,411      3,520
4 Skyline Drive (F)...........      1987   1997         --          363      7,513          450        363      7,963      8,326
7 Skyline Drive (O)...........      1987   1998         --          330     13,013          101        330     13,114     13,444
8 Skyline Drive (F)...........      1985   1997         --          212      4,410          814        212      5,224      5,436
10 Skyline Drive (F)..........      1985   1997         --          134      2,799           96        134      2,895      3,029
11 Skyline Drive (F)..........      1989   1997         --           --      4,788          340         --      5,128      5,128
12 Skyline Drive (F)..........      1999   1999         --        1,562      3,254        1,741      1,562      4,995      6,557
15 Skyline Drive (F)..........      1989   1997         --           --      7,449          637         --      8,086      8,086
17 Skyline Drive (O)..........      1989   1997         --           --      7,269          128         --      7,397      7,397
TARRYTOWN
200 White Plains Road (O).....      1982   1997         --          378      8,367          690        378      9,057      9,435
220 White Plains Road (O).....      1984   1997         --          367      8,112          498        367      8,610      8,977
230 White Plains Road (R).....      1984   1997         --          124      1,845           --        124      1,845      1,969
WHITE PLAINS
1 Barker Avenue (O)...........      1975   1997         --          208      9,629          500        207     10,130     10,337
3 Barker Avenue (O)...........      1983   1997         --          122      7,864          566        122      8,430      8,552
50 Main Street (O)............      1985   1997         --          564     48,105        3,154        564     51,259     51,823
11 Martine Avenue (O).........      1987   1997         --          127     26,833        3,368        127     30,201     30,328
25 Martine Avenue (M).........      1987   1997         --          120     11,366          317        120     11,683     11,803
1 Water Street (O)............      1979   1997         --          211      5,382          270        211      5,652      5,863
YONKERS
100 Corporate Boulevard (F)...      1987   1997         --          602      9,910          443        602     10,353     10,955
200 Corporate Boulevard
  South (F)...................      1990   1997         --          502      7,575          191        502      7,766      8,268
1 Enterprise Boulevard (L)....       n/a   1997         --        1,379         --           --      1,379         --      1,379
1 Executive Boulevard (O).....      1982   1997         --        1,104     11,904          679      1,105     12,582     13,687
2 Executive Plaza (R).........      1986   1997         --           89      2,439           --         89      2,439      2,528
3 Executive Plaza (O).........      1987   1997         --          385      6,256          320        385      6,576      6,961
4 Executive Plaza (F).........      1986   1997         --          584      6,134          334        584      6,468      7,052
6 Executive Plaza (F).........      1987   1997         --          546      7,246           45        546      7,291      7,837
1 Odell Plaza (F).............      1980   1997         --        1,206      6,815          370      1,206      7,185      8,391
5 Odell Plaza (F).............      1983   1997         --          331      2,988           34        331      3,022      3,353
7 Odell Plaza (F).............      1984   1997         --          419      4,418          106        419      4,524      4,943

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive (O)......      1989   1997         --          619      9,016          113        619      9,129      9,748
1055 Westlakes Drive (O)......      1990   1997         --        1,951     19,046          211      1,951     19,257     21,208
1205 Westlakes Drive (O)......      1988   1997         --        1,323     20,098          465      1,323     20,563     21,886
1235 Westlakes Drive (O)......      1986   1997         --        1,417     21,215          589      1,418     21,803     23,221

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive (O).........      1986   1996         --        1,349     10,018        2,544      1,349     12,562     13,911
200 Stevens Drive (O).........      1987   1996         --        1,644     20,186        4,260      1,644     24,446     26,090
300 Stevens Drive (O).........      1992   1996         --          491      9,490          748        491     10,238     10,729
MEDIA
1400 Providence Rd -
  Center I (O)................      1986   1996         --        1,042      9,054          832      1,042      9,886     10,928
1400 Providence Rd. -
  Center II(O)................      1990   1996         --        1,543     16,464        1,029      1,544     17,492     19,036

                                   ACCUMULATED
PROPERTY LOCATION (2)              DEPRECIATION
---------------------              ------------
5 Westchester Plaza (F).......             191
6 Westchester Plaza (F).......             225
7 Westchester Plaza (F).......             434
8 Westchester Plaza (F).......             729
HAWTHORNE
30 Saw Mill River Road (O)....           5,214
200 Saw Mill River Road (F)...             362
1 Skyline Drive (O)...........             172
2 Skyline Drive (O)...........             367
4 Skyline Drive (F)...........           1,015
7 Skyline Drive (O)...........             761
8 Skyline Drive (F)...........             600
10 Skyline Drive (F)..........             308
11 Skyline Drive (F)..........             526
12 Skyline Drive (F)..........             238
15 Skyline Drive (F)..........             951
17 Skyline Drive (O)..........             720
TARRYTOWN
200 White Plains Road (O).....           1,108
220 White Plains Road (O).....             878
230 White Plains Road (R).....             181
WHITE PLAINS
1 Barker Avenue (O)...........           1,012
3 Barker Avenue (O)...........             871
50 Main Street (O)............           5,437
11 Martine Avenue (O).........           3,045
25 Martine Avenue (M).........           1,136
1 Water Street (O)............             565
YONKERS
100 Corporate Boulevard (F)...           1,027
200 Corporate Boulevard
  South (F)...................             701
1 Enterprise Boulevard (L)....              --
1 Executive Boulevard (O).....           1,382
2 Executive Plaza (R).........             239
3 Executive Plaza (O).........             649
4 Executive Plaza (F).........             706
6 Executive Plaza (F).........             719
1 Odell Plaza (F).............             713
5 Odell Plaza (F).............             294
7 Odell Plaza (F).............             488

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive (O)......             887
1055 Westlakes Drive (O)......           1,867
1205 Westlakes Drive (O)......           2,068
1235 Westlakes Drive (O)......           2,138

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive (O).........           1,116
200 Stevens Drive (O).........           2,168
300 Stevens Drive (O).........             970
MEDIA
1400 Providence Rd -
  Center I (O)................           1,202
1400 Providence Rd. -
  Center II(O)................           2,272

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                   SCHEDULE III

                                                                                                           GROSS AMOUNT AT WHICH
                                                                                                            CARRIED AT CLOSE OF
                                                                       INITIAL COSTS        COSTS               PERIOD (1)
                                                                    ------------------   CAPITALIZED   ---------------------------
                                        YEAR          RELATED            BUILDING AND    SUBSEQUENT          BUILDING AND
PROPERTY LOCATION (2)               BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION  LAND  IMPROVEMENTS   TOTAL
---------------------               ----- -------- ------------     ---- ------------  --------------  ----  ------------   -----
MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue (O).......       1990   1997         --        1,713     12,559          172      1,714     12,730     14,444
PLYMOUTH MEETING
1150 Plymouth Meeting Mall (O)       1970   1997         --          125        499       20,757        125     21,256     21,381
Five Sentry Parkway East (O)..       1984   1996         --          642      7,992          475        642      8,467      9,109
Five Sentry Parkway West (O)..       1984   1996         --          268      3,334           53        268      3,387      3,655

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue (O)....       1973   1998     10,069        3,300     16,734          936      3,300     17,670     20,970
NORWALK
40 Richards Avenue (O)........       1985   1998         --        1,087     18,399        1,538      1,087     19,937     21,024
SHELTON
1000 Bridgeport Avenue (O)....       1986   1997         --          773     14,934          337        744     15,300     16,044
STAMFORD
419 West Avenue (F)...........       1986   1997         --        4,538      9,246           49      4,538      9,295     13,833
500 West Avenue (F)...........       1988   1997         --          415      1,679          180        415      1,859      2,274
550 West Avenue (F)...........       1990   1997         --        1,975      3,856          322      1,975      4,178      6,153
600 West Avenue (F)...........       1999   1999         --        2,305      2,863          795      2,305      3,658      5,963
650 West Avenue (F)...........       1998   1998         --        1,328         --        3,891      1,328      3,891      5,219

WASHINGTON, D.C.
1201 Connecticut Avenue, NW (O)      1940   1999         --       14,228     18,571          773     14,228     19,344     33,572
1400 L Street, NW (O).........       1987   1998         --       13,054     27,423          724     13,054     28,147     41,201
1709 New York Avenue, NW (O)..       1972   1998         --       19,898     29,686        2,829     19,898     32,515     52,413

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place (O).....       1989   1998         --        2,114     13,546          467      1,393     14,734     16,127

BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive (O)...       1986   1997         --        2,387     31,825          844      2,393     32,663     35,056
84 N.E. Loop 410 (O)..........       1971   1997         --        2,295     10,382          505      2,295     10,887     13,182
1777 N.E. Loop 410 (O)........       1986   1997         --        3,119     12,477        1,101      3,119     13,578     16,697
111 Soledad (O)...............       1918   1997         --        2,004      8,017          593      2,004      8,610     10,614

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place (O)........       1986   1997         --          942      3,767          197        942      3,964      4,906

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (O)..........       1984   1997         --        6,098     24,366        1,353      6,098     25,719     31,817
3100 Monticello (O)...........       1984   1997         --        1,940      7,762        4,816      2,511     12,007     14,518
8214 Westchester (O)..........       1983   1997         --        1,705      6,819          350      1,705      7,169      8,874
IRVING
2300 Valley View (O)..........       1985   1997         --        1,913      7,651          745      1,913      8,396     10,309
RICHARDSON
1122 Alma Road (O)............       1977   1997         --          754      3,015          169        754      3,184      3,938

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way (O)..       1981   1997         --        1,619      6,476          918      1,619      7,394      9,013

                                   ACCUMULATED
PROPERTY LOCATION (2)              DEPRECIATION
---------------------              ------------
MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue (O).......           1,065
PLYMOUTH MEETING
1150 Plymouth Meeting Mall (O)           1,471
Five Sentry Parkway East (O)..             873
Five Sentry Parkway West (O)..             354

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue (O)....           1,403
NORWALK
40 Richards Avenue (O)........           1,204
SHELTON
1000 Bridgeport Avenue (O)....           1,379
STAMFORD
419 West Avenue (F)...........             921
500 West Avenue (F)...........             196
550 West Avenue (F)...........             542
600 West Avenue (F)...........              92
650 West Avenue (F)...........             393

WASHINGTON, D.C.
1201 Connecticut Avenue, NW (O)            658
1400 L Street, NW (O).........           1,878
1709 New York Avenue, NW (O)..           2,067

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place (O).....             913

BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive (O)...           2,284
84 N.E. Loop 410 (O)..........             750
1777 N.E. Loop 410 (O)........           1,030
111 Soledad (O)...............             633

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place (O)........             339

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (O)..........           2,228
3100 Monticello (O)...........             899
8214 Westchester (O)..........             558
IRVING
2300 Valley View (O)..........             694
RICHARDSON
1122 Alma Road (O)............             242

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way (O)..             549

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                   SCHEDULE III

                                                                                                        GROSS AMOUNT AT WHICH
                                                                                                         CARRIED AT CLOSE OF
                                                                     INITIAL COSTS         COSTS             PERIOD (1)
                                                                  ------------------    CAPITALIZED  ---------------------------
                                       YEAR          RELATED            BUILDING AND    SUBSEQUENT          BUILDING AND
PROPERTY LOCATION (2)              BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION  LAND  IMPROVEMENTS   TOTAL
---------------------              ----- -------- ------------     ---- ------------  --------------  ----  ------------   -----
14511 Falling Creek (O).......      1982   1997         --          434      1,738          341        434      2,079      2,513
5225 Katy Freeway (O).........      1983   1997         --        1,403      5,610          831      1,403      6,441      7,844
5300 Memorial (O).............      1982   1997         --        1,283      7,269          279      1,710      7,121      8,831
1717 St. James Place (O)......      1975   1997         --          909      3,636          346        909      3,982      4,891
1770 St. James Place (O)......      1973   1997         --          730      2,920          412        730      3,332      4,062

TARRANT COUNTY, TEXAS
EULESS
150 West Park Way (O).........      1984   1997         --          852      3,410          139        852      3,549      4,401

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard (O)      1991   1997      6,717        2,732       10,927      5,744      3,593     15,810     19,403
PHOENIX
19640 North 31st Street (O)...      1990   1997      7,112        3,437       13,747          4      3,437     13,751     17,188
SCOTTSDALE
9060 E. Via Linda Boulevard (O)     1984   1997         --        3,720       14,879         --      3,720     14,879     18,599

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street (O)      1997   1998         --        2,680       23,125         27      2,682     23,150     25,832
DENVER
400 South Colorado Boulevard (O)    1983   1998         --        1,461       10,620        480      1,461     11,100     12,561
ENGLEWOOD
9359 East Nichols Avenue (O)..      1997   1998         --        1,155        8,171       (444)     1,155      7,727      8,882
5350 South Roslyn Street (O)..      1982   1998         --          862        6,831        193        862      7,024      7,886

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court (O)      1997   1998                     653        4,936         14        653      4,950      5,603
303 South Technology Court-A (O)    1997   1998         --          623        3,892          5        623      3,896      4,520
303 South Technology Court-B (O)    1997   1998         --          623        3,892          4        623      3,897      4,519
LOUISVILLE
1172 Century Drive (O)........      1996   1998         --          707        4,647        101        707      4,748      5,455
248 Centennial Parkway (O)....      1996   1998         --          708        4,647        102        708      4,749      5,457
285 Century Place (O).........      1997   1998         --          889       10,133         23        891     10,154     11,045

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite (O).......      1974   1998         --          556       12,980         28        556     13,008     13,564

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
67 Inverness Drive East (O)...      1996   1998         --        1,034        5,516         18      1,035      5,533      6,568
384 Inverness Drive South (O).      1985   1998         --          703        5,653        162        703      5,815      6,518
400 Inverness Drive (O).......      1997   1998         --        1,584       19,878       (896)     1,584     18,982     20,566
5975 South Quebec Street (O)..      1996   1998         --          855       11,551        146        857     11,695     12,552
PARKER
9777 Pyramid Court (O)........      1995   1998         --        1,304       13,189         26      1,306     13,213     14,519


                                   ACCUMULATED
PROPERTY LOCATION (2)              DEPRECIATION
---------------------              ------------
14511 Falling Creek (O).......             153
5225 Katy Freeway (O).........             524
5300 Memorial (O).............             494
1717 St. James Place (O)......             319
1770 St. James Place (O)......             276

TARRANT COUNTY, TEXAS
EULESS
150 West Park Way (O).........             299

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard (O)           1,127
PHOENIX
19640 North 31st Street (O)...           1,047
SCOTTSDALE
9060 E. Via Linda Boulevard (O)          1,132

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street (O)           1,601
DENVER
400 South Colorado Boulevard (O)           764
ENGLEWOOD
9359 East Nichols Avenue (O)..             551
5350 South Roslyn Street (O)..             532

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court (O)             349
303 South Technology Court-A (O)           293
303 South Technology Court-B (O)           293
LOUISVILLE
1172 Century Drive (O)........             356
248 Centennial Parkway (O)....             355
285 Century Place (O).........             684

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite (O).......             876

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
67 Inverness Drive East (O)...             415
384 Inverness Drive South (O).             428
400 Inverness Drive (O).......           1,323
5975 South Quebec Street (O)..             856
PARKER
9777 Pyramid Court (O)........             980

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)
                                                                   SCHEDULE III

                                                                                                        GROSS AMOUNT AT WHICH
                                                                                                         CARRIED AT CLOSE OF
                                                                     INITIAL COSTS         COSTS             PERIOD (1)
                                                                  ------------------    CAPITALIZED   ---------------------------
                                       YEAR          RELATED            BUILDING AND    SUBSEQUENT          BUILDING AND
PROPERTY LOCATION (2)              BUILT ACQUIRED ENCUMBRANCES     LAND IMPROVEMENTS  TO ACQUISITION  LAND  IMPROVEMENTS   TOTAL
---------------------              ----- -------- ------------     ---- ------------  --------------  ----  ------------   -----
EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer (O).............      1998   1999         --          347      2,507        3,015        348      5,521      5,869
1975 Research Parkway (O).....      1997   1998         --        1,397     13,221        2,887      1,611     15,894     17,505
2375 Telstar Drive (O)........      1998   1999         --          348      2,507        3,014        348      5,521      5,869

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard (O).......      1985   1998         --          774      6,891          558        775      7,448      8,223

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (O).........      1977   1999         --        9,348     24,934        5,692      9,348     30,626     39,974
760 Market Street (O).........      1908   1997         --        5,588     22,352       38,717     13,499     53,158     66,657

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard (O).....      1982   1997         --        3,959     15,837        1,516      3,959     17,353     21,312

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway (O)......      1988   1997         --        1,708      6,833          236      1,708      7,069      8,777

PROJECTS UNDER DEVELOPMENT....                          --       73,637         --       83,475     73,637     83,475    157,112

FURNITURE, FIXTURES & EQUIPMENT                         --         --           --        6,460         --      6,460      6,460

--------------------------------------------------------------------------------------------------------------------------------
TOTALS                                            $478,187     $545,706 $2,692,501     $466,147   $561,210 $3,143,144 $3,704,354
================================================================================================================================


                                    ACCUMULATED
PROPERTY LOCATION (2)              DEPRECIATION
---------------------              ------------
EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer (O).............             194
1975 Research Parkway (O).....           1,047
2375 Telstar Drive (O)........             194

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard (O).......             590

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (O).........           1,528
760 Market Street (O).........           3,654

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard (O).....           1,312

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway (O)......             604

PROJECTS UNDER DEVELOPMENT....              --

FURNITURE, FIXTURES & EQUIPMENT          2,673

-----------------------------------------------
TOTALS                                $309,951
===============================================

(1) The aggregate cost for federal income tax purposes at December 31, 2000 was approximately $2.78 billion.

(2)  LEGEND OF PROPERTY CODES:
     ------------------------
     (O)=Office Property                (M)=Multi-family Residential Property
     (F)=Office/Flex Property           (R)=Stand-alone Retail Property
     (I)=Industrial/Warehouse Property  (L)=Land Lease

                        MACK-CALI REALTY CORPORATION
                            NOTE TO SCHEDULE III


Changes in rental properties and accumulated depreciation for the periods ended December 31, 2000, 1999 and 1998 are as follows:

                                             2000             1999              1998
                                             ----             ----              ----
RENTAL PROPERTIES
Balance at beginning of year              $3,654,845       $3,467,799        $2,629,616
     Additions                               268,900          204,565           838,183
     Retirements/Disposals                  (219,391)         (17,519)               --
                                          ----------       ----------        ----------
Balance at end of year                    $3,704,354       $3,654,845        $3,467,799
                                          ==========       ==========        ==========


ACCUMULATED DEPRECIATION
Balance at beginning of year              $  256,629       $  177,934        $  103,133
     Depreciation expense                     82,574           81,730            74,801
     Retirements/Disposals                   (29,252)          (3,035)               --
                                          ----------       ----------        ----------
Balance at end of year                    $  309,951       $  256,629        $  177,934
                                          ==========       ==========        ==========


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



                                          Mack-Cali Realty Corporation
                                          ----------------------------
                                          (Registrant)


Date: February 22, 2001             By:    /s/ BARRY LEFKOWITZ
                                           -------------------------
                                           Barry Lefkowitz
                                           Executive Vice President &
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               NAME                              TITLE                               DATE
               ----                              -----                               ----

      /s/ WILLIAM L. MACK                Chairman of the Board              February 22, 2001
----------------------------------
        William L. Mack

      /s/ MITCHELL E. HERSH              Chief Executive Officer            February 22, 2001
----------------------------------          and Director
        Mitchell E. Hersh

      /s/ BARRY LEFKOWITZ                Executive Vice President and       February 22, 2001
----------------------------------          Chief Financial Officer
        Barry Lefkowitz

       /s/ JOHN J. CALI                  Director                           February 22, 2001
----------------------------------
         John J. Cali

      /s/ MARTIN S. BERGER               Director                           February 22, 2001
----------------------------------
        Martin S. Berger

      /s/ BRENDAN T. BYRNE               Director                           February 22, 2001
----------------------------------
        Brendan T. Byrne

        /s/ JOHN R. CALI                 Director                           February 22, 2001
----------------------------------
          John R. Cali

       /s/ NATHAN GANTCHER               Director                           February 22, 2001
----------------------------------
         Nathan Gantcher


               NAME                              TITLE                               DATE
               ----                              -----                               ----

      /s/ MARTIN D. GRUSS                Director                           February 22, 2001
----------------------------------
        Martin D. Gruss

       /s/ EARLE I. MACK                 Director                           February 22, 2001
----------------------------------
         Earle I. Mack

     /s/ ALAN G. PHILIBOSIAN             Director                           February 22, 2001
----------------------------------
       Alan G. Philibosian

        /s/ IRVIN D. REID                Director                           February 22, 2001
----------------------------------
          Irvin D. Reid

        /s/ VINCENT TESE                 Director                           February 22, 2001
----------------------------------
          Vincent Tese

      /s/ ROY J. ZUCKERBERG              Director                           February 22, 2001
----------------------------------
         Roy J. Zuckerberg


                          MACK-CALI REALTY CORPORATION

                                  EXHIBIT INDEX


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




EXHIBIT
NUMBER   EXHIBIT TITLE
------   -------------

  4.5 Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust
         Company, as trustee (filed as Exhibit 4.4 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

  4.6 Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust
         Company, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K dated December 21, 2000 and incorporated herein by reference).

  4.7 Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust
         Company, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K dated January 29, 2001 and incorporated herein by reference).

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

 10.4    Second Amended and Restated Employment Agreement dated as of July 1,
         1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

*10.5    Employment Agreement dated as of December 5, 2000 between Michael
         Grossman and Mack-Cali Realty Corporation.

 10.6    Restricted Share Award Agreement dated as of July 1, 1999 between
         Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit
         10.8 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

 10.7    Restricted Share Award Agreement dated as of July 1, 1999 between
         Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit
         10.9 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

 10.8    Restricted Share Award Agreement dated as of July 1, 1999 between
         Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit
         10.12 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

 10.9    Restricted Share Award Agreement dated as of July 1, 1999 between
         Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit
         10.13 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).




EXHIBIT
NUMBER   EXHIBIT TITLE
------   -------------

*10.10 Amendment No. 3 to and Restatement of Revolving Credit Agreement dated as of June 22, 2000, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders
         Which May Become Parties Thereto with The Chase Manhattan Bank, as administrative agent, Fleet National Bank, as syndication agent, Bank of America, N.A., as documentation agent, Chase Securities Inc.
         and FleetBoston Robertson Stephens Inc., as arrangers, Bank One,
         N.A., First Union National Bank and Commerzbank Aktiengesellschaft, as senior managing agents, PNC Bank National Association, as managing agent, and Societe Generale, Dresdner Bank AG, Wells Fargo
         Bank, National Association, Bank Austria Creditanstalt Corporate
         Finance, Inc., Bayerische Hypo-und Vereinsbank and Summit Bank, as co-agents.

 10.11   Contribution and Exchange Agreement among The MK Contributors, The
         MK Entities, The Patriot Contributors, The Patriot Entities, Patriot
         American Management and Leasing Corp., Cali Realty, L.P. and Cali
         Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company's Form 8-K dated September 19, 1997 and incorporated herein by reference).

 10.12   First Amendment to Contribution and Exchange Agreement, dated as of
         December 11, 1997, by and among the Company and the Mack Group
         (filed as Exhibit 10.99 to the Company's Form 8-K dated December 11,
         1997 and incorporated herein by reference).

 10.13 Termination and Release Agreement, dated September 21, 2000, by and among Mack-Cali Realty Corporation, Mack-Cali Realty, L.P., Prentiss
         Properties Trust and Prentiss Properties Acquisition Partners, L.P.
         (filed as Exhibit 10.1 to the Company's Form 8-K dated September 21,
         2000 and incorporated herein by reference).

 10.14   2000 Employee Stock Option Plan (filed as Exhibit B to the Company's
         Proxy Statement for its Annual Meeting of Stockholders held on September 11, 2000 and incorporated herein by reference).

 10.15   2000 Director Stock Option Plan (filed as Exhibit C to the Company's
         Proxy Statement for its Annual Meeting of Stockholders held on September 11, 2000 and incorporated herein by reference).

*21      Subsidiaries of the Company.

*23      Consent of PricewaterhouseCoopers LLP, independent accountants.

----------------------
*filed herewith