Form 10-Q
period 2001-03-31
MACK CALI REALTY CORP
filed 2001-05-10
CIK 924901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number 1-13274

                          Mack-Cali Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                   22-3305147
--------------------------------------      ------------------------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES X NO and (2) has been subject to such filing requirements for the past ninety (90) days YES X NO .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2001, there were 56,993,884 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I     FINANCIAL INFORMATION                                                                          PAGE

           Item 1.    Financial Statements:

                      Consolidated Balance Sheets as of March 31, 2001
                           and December 31, 2000                                                            4

                      Consolidated Statements of Operations for the three months
                           ended March 31, 2001 and 2000                                                    5

                      Consolidated Statement of Changes in Stockholders' Equity
                           for the three months ended March 31, 2001                                        6

                      Consolidated Statements of Cash Flows for the three months
                           ended March 31, 2001 and 2000                                                    7

                      Notes to Consolidated Financial Statements                                            8

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                       27

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk                           34

PART II    OTHER INFORMATION AND SIGNATURES

           Item 1.    Legal Proceedings                                                                    35

           Item 2.    Changes in Securities and Use of Proceeds                                            35

           Item 3.    Defaults Upon Senior Securities                                                      35

           Item 4.    Submission of Matters to a Vote of Security Holders                                  35

           Item 5.    Other Information                                                                    35

           Item 6.    Exhibits                                                                             36

                      Signatures                                                                           39

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

           The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

           The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
======================================================================================================================

                                                                                     (UNAUDITED)
                                                                                       March 31,         December 31,
ASSETS                                                                                     2001             2000
---------------------------------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                                      $  475,923          $  542,841
   Buildings and improvements                                                         2,615,080           2,934,383
   Tenant improvements                                                                  108,466             106,208
   Furniture, fixtures and equipment                                                      6,732               6,445
---------------------------------------------------------------------------------------------------------------------
                                                                                      3,206,201           3,589,877
   Less - accumulated depreciation and amortization                                    (294,786)           (302,932)
---------------------------------------------------------------------------------------------------------------------
                                                                                      2,911,415           3,286,945
   Rental property held for sale, net                                                   469,320             107,458
---------------------------------------------------------------------------------------------------------------------
     Net investment in rental property                                                3,380,735           3,394,403
Cash and cash equivalents                                                                11,720              13,179
Investments in unconsolidated joint ventures                                            117,389             101,438
Unbilled rents receivable, net                                                           54,274              50,499
Deferred charges and other assets, net                                                  100,197             102,655
Restricted cash                                                                           7,521               6,557
Accounts receivable, net of allowance for doubtful accounts
     of $838 and $552                                                                     9,223               8,246
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                         $3,681,059          $3,676,977
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                               $1,096,477          $  798,099
Revolving credit facilities                                                              85,000             348,840
Mortgages and loans payable                                                             480,707             481,573
Dividends and distributions payable                                                      43,483              43,496
Accounts payable and accrued expenses                                                    52,392              53,608
Rents received in advance and security deposits                                          35,347              31,146
Accrued interest payable                                                                 10,118              17,477
---------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                1,803,524           1,774,239
---------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS:
Operating Partnership                                                                   444,848             447,523
Partially-owned properties                                                                   --               1,925
---------------------------------------------------------------------------------------------------------------------
     Total minority interests                                                           444,848             449,448
---------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                                    --                  --
Common stock, $0.01 par value, 190,000,000 shares authorized,
     56,961,704 and 56,980,893 shares outstanding                                           570                 570
Additional paid-in capital                                                            1,512,330           1,513,037
Dividends in excess of net earnings                                                     (75,161)            (57,149)
Unamortized stock compensation                                                           (5,052)             (3,168)
---------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                       1,432,687           1,453,290
---------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                           $3,681,059          $3,676,977
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
=====================================================================================================================

                                                                                          Three Months Ended
                                                                                                March 31,
REVENUES                                                                                  2001               2000
---------------------------------------------------------------------------------------------------------------------
Base rents                                                                            $125,376            $121,598
Escalations and recoveries from tenants                                                 14,762              16,668
Parking and other                                                                        2,346               3,322
Equity in earnings of unconsolidated joint ventures                                      3,409               1,137
Interest income                                                                            613                 254
---------------------------------------------------------------------------------------------------------------------
     Total revenues                                                                    146,506             142,979
---------------------------------------------------------------------------------------------------------------------

EXPENSES
---------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                                       15,287              14,704
Utilities                                                                               11,956              10,379
Operating services                                                                      17,879              17,742
General and administrative                                                               6,010               6,113
Depreciation and amortization                                                           23,484              22,182
Interest expense                                                                        28,365              26,426
---------------------------------------------------------------------------------------------------------------------
     Total expenses                                                                    102,981              97,546
---------------------------------------------------------------------------------------------------------------------
Income before realized and unrealized (loss)/gain on disposition of
   rental property and minority interests                                               43,525              45,433
Realized and unrealized (loss)/gain on disposition of rental property                  (20,563)              2,248
---------------------------------------------------------------------------------------------------------------------
Income before minority interests                                                        22,962              47,681
MINORITY INTERESTS:
Operating partnership                                                                    6,224               8,976
Partially-owned properties                                                                  --               2,090
---------------------------------------------------------------------------------------------------------------------

Net income                                                                            $ 16,738            $ 36,615
=====================================================================================================================

Basic earnings per share                                                              $   0.29            $   0.63

Diluted earnings per share                                                            $   0.29            $   0.62
---------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                                                   $   0.61            $   0.58
---------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                                               56,807              58,295
Diluted weighted average shares outstanding                                             64,994              73,191
---------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS) (UNAUDITED)
====================================================================================================================================

                                                                              Additional   Dividends in   Unamortized         Total
                                                          Common Stock           Paid-In      Excess of         Stock  Stockholders'
                                                      Shares     Par Value       Capital   Net Earnings  Compensation        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                            56,981          $570    $1,513,037      $(57,149)      $(3,168)   $1,453,290
   Net income                                             --            --            --        16,738            --        16,738
   Dividends                                              --            --            --       (34,750)           --       (34,750)
   Redemption of common units for
    shares of common stock                                 6            --           166            --            --           166
   Proceeds from stock options exercised                  20            --           508            --            --           508
   Deferred compensation plan for directors               --            --            39            --            --            39
   Issuance of Restricted Stock Awards                    94             1         2,526            --        (2,527)           --
   Amortization of stock compensation                     --            --            --            --           301           301
   Adjustment to fair value of restricted stock           --            --          (142)           --           142            --
   Cancellation of Restricted Stock Awards                (7)           --          (200)           --           200            --
   Repurchase of common stock                           (132)           (1)       (3,604)           --            --        (3,605)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                             56,962          $570    $1,512,330      $(75,161)      $(5,052)   $1,432,687
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
=====================================================================================================================

                                                                                           Three Months Ended
                                                                                                March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                     2001               2000
---------------------------------------------------------------------------------------------------------------------
Net income                                                                           $ 16,738           $ 36,615
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                   23,484             22,182
       Amortization of stock compensation                                                 301                165
       Amortization of deferred financing costs and debt discount                       1,230                901
       Equity in earnings of unconsolidated joint ventures                             (3,409)            (1,137)
       Realized and unrealized loss/(gain) on disposition of rental property           20,563             (2,248)
       Minority interests                                                               6,224             11,066
Changes in operating assets and liabilities:
       Increase in unbilled rents receivable                                           (3,775)            (2,133)
       Increase in deferred charges and other assets, net                              (3,582)            (2,857)
       Increase in accounts receivable, net                                              (977)            (2,045)
       Decrease in accounts payable and accrued expenses                               (1,216)           (12,720)
       Increase in rents received in advance and security deposits                      4,392              2,245
       Decrease in accrued interest payable                                            (7,359)           (10,996)
---------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                       $ 52,614           $ 39,038
=====================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                         $(49,382)          $(39,801)
Repayment of mortgage note receivable                                                   5,983                 --
Investments in unconsolidated joint ventures                                          (11,244)            (2,625)
Distributions from unconsolidated joint ventures                                       17,146              1,299
Proceeds from sales of rental property                                                     --              4,179
(Increase) decrease in restricted cash                                                  (964)                691
---------------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                                           $(38,461)          $(36,257)
=====================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
---------------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                                 $ 298,269          $     --
Proceeds from revolving credit facilities                                              65,497             67,876
Repayments of revolving credit facilities                                            (329,337)           (28,668)
Repayments of mortgages and loans payable                                                (866)              (869)
Distributions to minority interest in partially-owned properties                           --             (1,193)
Repurchase of common stock                                                             (3,605)                --
Payment of financing costs                                                             (2,582)               (42)
Proceeds from stock options exercised                                                     508                117
Payment of dividends and distributions                                                (43,496)           (42,499)
---------------------------------------------------------------------------------------------------------------------

     Net cash used in financing activities                                           $(15,612)          $ (5,278)
=====================================================================================================================

Net decrease in cash and cash equivalents                                            $ (1,459)          $ (2,497)
Cash and cash equivalents, beginning of period                                         13,179              8,671
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                             $ 11,720           $  6,174
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE/UNIT AMOUNTS)
================================================================================
1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company") is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of March 31, 2001, the Company owned or had interests in 268 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.6 million square feet, and are comprised of 165 office buildings and 90 office/flex buildings totaling approximately 28.2 million square feet (which includes eight office buildings and one office/flex building aggregating 1.4 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two multi-family residential complexes consisting of 451 units, two stand-alone retail properties and three land leases. The Properties are located in 11 states, primarily in the Northeast, plus the District of Columbia.

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


2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $119,173 and $188,077 as of March 31, 2001 and December 31, 2000, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

PARTIALLY-OWNED
PROPERTIES              The Company controlled operations of the partially-owned
                        properties and has consolidated the financial position and results of operations of partially-owned properties in the financial statements of the Company. The equity interests of the other members are reflected as minority interests: partially-owned properties in the consolidated financial statements of the Company.

CASH AND CASH
EQUIVALENTS             All highly liquid investments with a maturity of three
                        months or less when purchased are considered to be cash equivalents.

DEFERRED
FINANCING
COSTS Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,121 and $901 for the three months ended March 31, 2001 and 2000, respectively.

DEFERRED
LEASING COSTS           Costs incurred in connection with leases are
                        capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $740 and $693 for the three months ended March 31, 2001 and 2000, respectively.

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

INCOME AND
OTHER TAXES             The Company has elected to be taxed as a REIT under
                        Sections 856 through 860 of the Internal Revenue Code of
                        1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that the Company, for its taxable years beginning prior to January 1, 2001, satisfies certain organizational and operational requirements including the requirement to distribute at least 95 percent of its REIT taxable income to its shareholders. For its taxable years beginning after December 31, 2000, as a result of recent amendments to the Code, the Company is required to distribute at least
                        90 percent of its REIT taxable income to its shareholders. Effective January 1, 2001, the Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries ("TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

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

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE                 The dividends and distributions payable at March
                        31, 2001 represents dividends payable to shareholders of record as of April 4, 2001 (56,967,704 shares), distributions payable to minority interest common unitholders (7,957,525 common units) on that same date and preferred distributions payable to preferred unitholders (220,340 preferred units) for the first quarter 2001. The first quarter 2001 dividends and common unit distributions of $0.61 per share and per common unit, as well as the first quarter preferred unit distribution of $17.6046 per preferred unit, were approved by the Board of Directors on March 16, 2001 and paid on April 23, 2001.

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

3. ACQUISITIONS AND OTHER TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the three months ended March 31, 2001:

---------------------------------------------------------------------------------------------------------------------
Acquisition                                                                       # of       Rentable  Investment by
Date            Property/Portfolio Name     Location                            Bldgs.    Square Feet    Company (a)
---------------------------------------------------------------------------------------------------------------------
OFFICE/FLEX
2/14/01         31 & 41 Twosome Drive (b)   Moorestown, Burlington County, NJ        2        127,250         $7,155
---------------------------------------------------------------------------------------------------------------------

Total Operating Property Acquisitions:                                               2        127,250         $7,155
=====================================================================================================================

(a) Transactions were funded primarily from net proceeds received in the sale of a rental property as well as the Company's cash reserves.
(b) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.

PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties through the completion of development during the three months ended March 31, 2001:

---------------------------------------------------------------------------------------------------------------------
Date Placed                                                                       # of     Rentable    Investment by
in Service       Property/Portfolio Name      Location                          Bldgs.  Square Feet      Company (a)
---------------------------------------------------------------------------------------------------------------------
OFFICE
1/15/01          105 Eisenhower Parkway       Roseland, Essex County, NJ             1      220,000          $41,781
3/01/01          8181 East Tufts Avenue       Denver, Denver County, CO              1      185,254           33,381
---------------------------------------------------------------------------------------------------------------------
Total Properties Placed in Service                                                   2      405,254          $75,162
=====================================================================================================================

(a) Transactions were funded primarily through draws on the Company's revolving credit facilities and amounts presented are as of March 31, 2001.

LAND ACQUISITIONS
On January 5, 2001, the Company acquired approximately 7.1 acres of developable land located in Littleton, Arapahoe County, Colorado. The land was acquired for approximately $2,711. When the Company committed itself to acquire the land, the Company had intended to develop the site consistent with its then business strategy. Due to a change in the Company's strategy, this land is now being held for sale (see Note 7).


4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE) On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County,
New Jersey. The Company performs management and leasing services for the property owned by the joint venture and recognized $37 and $37 in fees for such services in the three months ended March 31, 2001 and 2000, respectively.

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

   SUMMIT RIDGE
   Summit Ridge is an office complex of three one-story buildings aggregating 133,841 square feet located in San Diego, San Diego County, California, which was constructed and placed in service by the venture. On January 29, 2001, the venture sold the office complex for approximately $17,450.

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

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional
0.1 percent interest in G&G Martco through the issuance of common units. The Company performs management and leasing services for the property owned by the joint venture and recognized $54 and $52 in fees for such services in the three months ended March 31, 2001 and 2000, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $18 and $123 in fees for such services in the three months ended March 31, 2001 and 2000, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The joint venture may be required to pay additional consideration due to earn-out provisions in the acquisition contracts. Subsequently, through March 31, 2001, the venture paid $19,907 ($3,943 representing the Company's share) in accordance with earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture and recognized $47 and $30 in fees for such services in the three months ended March 31, 2001 and 2000, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Company and an equity holder in the Operating Partnership, is a principal of the managing member of the venture. At March 31, 2001, the venture held approximately $754,819 face value of CMBS bonds at an aggregate cost of $390,680.

SOUTH PIER AT HARBORSIDE HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into an agreement with Hyatt Corporation to develop a 350-room hotel on the Company's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project.

NORTH PIER AT HARBORSIDE RESIDENTIAL DEVELOPMENT
On August 5, 1999, the Company entered into an agreement which provided for the contribution of its North Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey to a joint venture with Lincoln Property Company Southwest, Inc., in exchange for cash and an equity interest in the venture. In April 2001, the Company sold the North Pier to the joint venture and retained an equity interest. The venture intends to develop residential housing on the property for rental.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC
On August 24, 2000, the Company entered into a joint venture with SJP Properties Company ("SJP Properties") to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired approximately 47.5 acres of developable land located in Parsippany, Morris County, New Jersey. The land was acquired for approximately $16,193.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2001 and December 31, 2000:

                                                                                                   March 31, 2001
                                      -------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland     Ashford
                                        Pru-Beta 3          HPMC        Martco     Exchange       Realty        Loop
---------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                    $20,568       $65,607      $ 10,359      $31,724      $18,730     $37,788
   Other assets                              1,756        29,266         3,020        3,076        4,513         535
---------------------------------------------------------------------------------------------------------------------
   Total assets                            $22,324       $94,873      $ 13,379      $34,800      $23,243     $38,323
=====================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable             $    --       $54,401      $ 50,000      $    --      $16,492     $    --
   Other liabilities                           122         2,362         1,691       10,312          213         499
   Partners'/members' capital               22,202        38,110       (38,312)      24,488        6,538      37,824
---------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital              $22,324       $94,873      $ 13,379      $34,800      $23,243     $38,323
=====================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                          $15,502       $36,727      $  3,809      $25,500      $ 2,841     $ 7,913
---------------------------------------------------------------------------------------------------------------------


                                                                                                 December 31, 2000
---------------------------------------------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland     Ashford
                                        Pru-Beta 3          HPMC        Martco     Exchange       Realty        Loop
---------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                    $20,810      $ 78,119      $ 10,589      $12,546      $18,947     $37,665
   Other assets                              2,737        27,082         2,508       11,851        4,755         849
---------------------------------------------------------------------------------------------------------------------
   Total assets                            $23,547      $105,201      $ 13,097      $24,397      $23,702     $38,514
=====================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable             $    --      $ 63,486      $ 50,000      $    --      $16,666     $    --
   Other liabilities                           160         5,035         1,368        9,400          522       1,005
   Partners'/members' capital               23,387        36,680       (38,271)      14,997        6,514      37,509
---------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital              $23,547      $105,201      $ 13,097      $24,397      $23,702     $38,514
=====================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                          $16,110      $ 35,079      $  3,973      $15,809      $ 2,782     $ 7,874
---------------------------------------------------------------------------------------------------------------------

                                                                               March 31, 2001
------------------------------------------------------------------------------------------------
                                                      MC-SJP Morris    Harborside      Combined
                                              ARCap         Realty     South Pier         Total
------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                    $     --         $17,271       $22,270      $224,317
   Other assets                             426,230              96            --       468,492
------------------------------------------------------------------------------------------------
   Total assets                            $426,230         $17,367       $22,270      $692,809
================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable             $210,000         $16,028       $ 7,762      $354,683
   Other liabilities                            755              --         4,353        20,307
   Partners'/members' capital               215,475           1,339        10,155       317,819
------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital              $426,230         $17,367       $22,270      $692,809
================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                          $ 19,759         $   173       $ 5,165      $117,389
------------------------------------------------------------------------------------------------

                                                                            December 31, 2000
------------------------------------------------------------------------------------------------
                                                      MC-SJP Morris    Harborside      Combined
                                              ARCap          Realty    South Pier         Total
------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                    $     --              --            --      $178,676
   Other assets                             310,342              --            --       360,124
------------------------------------------------------------------------------------------------
   Total assets                            $310,342              --            --      $538,800
================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable             $129,562              --            --      $259,714
   Other liabilities                          3,750              --            --        21,240
   Partners'/members' capital               177,030              --            --       257,846
------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital              $310,342              --            --      $538,800
================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                          $ 19,811              --            --      $101,438
------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2001 and 2000:

                                                                                         Three Months Ended March 31, 2001
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  American
                                                                          G&G    Financial      Ramland      Ashford
                                       Pru-Beta 3         HPMC         Martco     Exchange       Realty         Loop        ARCap
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                             $1,254      $ 5,512         $ 2,722         $221        $ 969       $ 1,575     $19,354
Operating and other expenses                 (413)        (729)           (806)         (34)        (344)         (718)     (1,841)
Depreciation and amortization                (294)      (1,823)           (389)         (15)        (246)         (231)         --
Interest expense                               --       (1,376)           (985)          --         (355)           --      (3,014)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                 $  547      $ 1,584         $   542         $172        $  24       $   626     $14,499
==================================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                          $  258      $ 2,152         $   171         $172        $  59       $    97     $   500
----------------------------------------------------------------------------------------------------------------------------------


                                                                                         Three Months Ended March 31, 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  American
                                                                          G&G    Financial      Ramland      Ashford
                                       Pru-Beta 3          HPMC        Martco     Exchange       Realty         Loop         ARCap
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                             $1,234        $1,056        $2,712         $250        $ 978       $1,363       $6,544
Operating and other expenses                 (418)         (174)         (760)         (31)        (317)        (630)        (571)
Depreciation and amortization                (306)         (341)         (426)         (13)        (241)        (193)          --
Interest expense                               --          (327)         (875)          --         (369)          --         (769)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                 $  510        $  214        $  651         $206        $  51       $  540       $5,204
==================================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                          $  216        $   --        $  169         $206        $  25       $  121       $  400
----------------------------------------------------------------------------------------------------------------------------------


                                         Three Months Ended March 31, 2001
-------------------------------------------------------------------------------
                                     MC-SJP Morris    Harborside     Combined
                                            Realty    South Pier        Total
------------------------------------------------------------------------------
Total revenues                                  --            --      $31,607
Operating and other expenses                    --            --       (4,885)
Depreciation and amortization                   --            --       (2,998)
Interest expense                                --            --       (5,730)
------------------------------------------------------------------------------
Net income                                      --            --      $17,994
==============================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                               --            --       $3,409
------------------------------------------------------------------------------


                                         Three Months Ended March 31, 2000
-------------------------------------------------------------------------------
                                     MC-SJP Morris    Harborside     Combined
                                            Realty    South Pier        Total
------------------------------------------------------------------------------
Total revenues                                 --            --      $14,137
Operating and other expenses                   --            --       (2,901)
Depreciation and amortization                  --            --       (1,520)
Interest expense                               --            --       (2,340)
------------------------------------------------------------------------------
Net income                                     --            --       $7,376
==============================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                              --            --       $1,137
------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS


                                                    March 31,    December 31,
                                                        2001           2000
----------------------------------------------------------------------------
Deferred leasing costs                              $ 82,968       $ 80,667
Deferred financing costs                              25,864         23,085
----------------------------------------------------------------------------
                                                     108,832        103,752
Accumulated amortization                             (29,757)       (26,303)
----------------------------------------------------------------------------
Deferred charges, net                                 79,075         77,449
Prepaid expenses and other assets                     21,122         25,206
----------------------------------------------------------------------------

Total deferred charges and other assets, net        $100,197       $102,655
============================================================================


6. RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:


                                                   March 31,    December 31,
                                                       2001             2000
----------------------------------------------------------------------------
Security deposits                                    $7,436          $6,477
Escrow and other reserve funds                           85              80
----------------------------------------------------------------------------

Total restricted cash                                $7,521          $6,557
============================================================================


7. RENTAL PROPERTY HELD FOR SALE

As of March 31, 2001, the Company has identified 43 office properties, aggregating approximately 5.1 million square feet, a multi-family residential property and two land parcels as held for sale. These properties are located in Texas, Arizona, Colorado, Iowa, Florida and southern New Jersey. Such properties carried an aggregate book value of $469,320, net of accumulated depreciation of $36,110 and a valuation allowance of $20,563.

As of December 31, 2000, the Company had identified 10 office properties, aggregating approximately 1.6 million square feet, and a land parcel as held for sale. These properties are located in San Antonio, Texas or Houston, Texas. Such properties carried an aggregate book value of $107,458, net of accumulated depreciation of $7,019.

The following is a summary of the condensed results of operations of the rental properties held for sale at March 31, 2001 for the three months ended March 31, 2001 and 2000:


                                                Three Months Ended March 31,
                                                 2001                    2000
------------------------------------------------------------------------------
Total revenues                                $22,149                 $21,720
Operating and other expenses                   (9,591)                 (8,716)
Depreciation                                   (2,468)                 (2,948)
------------------------------------------------------------------------------

Net income                                    $10,090                 $10,056
==============================================================================

There can be no assurance if and when sales of the Company's rental properties held for sale will occur.

During the three months ended March 31, 2001, the Company determined that the carrying amounts of certain properties identified as held for sale are not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $20,563.

The following table summarizes realized and unrealized (loss)/gain on disposition of rental property:

                                                            Three Months Ended March 31,
                                                            2001                    2000
-----------------------------------------------------------------------------------------
Realized gain on sale of land                           $     --                  $2,248
Valuation allowance on rental property held for sale     (20,563)                     --
-----------------------------------------------------------------------------------------

Total                                                   $(20,563)                 $2,248
=========================================================================================


8. SENIOR UNSECURED NOTES

On January 29, 2001, the Operating Partnership issued $300,000 face amount of
7.75 percent senior unsecured notes with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296,300 were used primarily to pay down outstanding borrowings under the 2000 Unsecured Facility, as defined in Note 9. The senior unsecured notes were issued at a discount of approximately $1,731, which is being amortized over the term as an adjustment to interest expense.

The Operating Partnership's senior unsecured notes are redeemable at any time at the option of the Company, subject to certain conditions including yield maintenance.

A summary of the terms of the senior unsecured notes (collectively, "Senior Unsecured Notes") outstanding as of March 31, 2001 and December 31, 2000 is as follows:

                                                             March 31   December 31,  Effective
                                                                 2001          2000    Rate (1)
---------------------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003       $  185,283      $185,283          7.23%
7.000% Senior Unsecured Notes, due March 15, 2004             299,764       299,744          7.27%
7.250% Senior Unsecured Notes, due March 15, 2009             298,131       298,072          7.49%
7.835% Senior Unsecured Notes, due December 15, 2010           15,000        15,000          7.95%
7.750% Senior Unsecured Notes, due February 15, 2011          298,299            --          7.93%
---------------------------------------------------------------------------------------------------

Total Senior Unsecured Notes                               $1,096,477      $798,099          7.51%
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

9.       REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY
On June 22, 2000, the Company obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (5.08 percent at March 31, 2001) plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Company's unsecured debt rating, the interest rate and facility fee will be changed on a sliding scale. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

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

SUMMARY
As of March 31, 2001 and December 31, 2000, the Company had outstanding borrowings of $85,000 and $348,840, respectively, under its revolving credit facilities. The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility.


10.      MORTGAGES AND LOANS PAYABLE

The Company has mortgages and loans payable which are comprised of various loans collateralized by certain of the Company's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company's mortgages and loans payable as of March 31, 2001 and December 31, 2000 is as follows:

                                                                    EFFECTIVE       PRINCIPAL BALANCE AT
                                                                     INTEREST    MARCH 31,    DECEMBER 31,
PROPERTY NAME                   LENDER                                   RATE         2001            2000      MATURITY
------------------------------------------------------------------------------------------------------------------------
101 & 225 Executive Drive       Sun Life Assurance Co.                 6.27%       $ 2,148         $ 2,198      06/01/01
Mack-Cali Morris Plains         Corestates Bank                        7.51%         2,151           2,169      12/31/01
Mack-Cali Willowbrook           CIGNA                                  8.67%         9,251           9,460      10/01/03
400 Chestnut Ridge              Prudential Insurance Co.               9.44%        13,361          13,588      07/01/04
Mack-Cali Centre VI             Principal Life Insurance Co.           6.87%        35,000          35,000      04/01/05
Various (a)                     Prudential Insurance Co.               7.10%       150,000         150,000      05/15/05
Mack-Cali Bridgewater I         New York Life Ins. Co.                 7.00%        23,000          23,000      09/10/05
Mack-Cali Woodbridge II         New York Life Ins. Co.                 7.50%        17,500          17,500      09/10/05
Mack-Cali Short Hills           Prudential Insurance Co.               7.74%        25,743          25,911      10/01/05
500 West Putnam Avenue          New York Life Ins. Co.                 6.52%         9,875          10,069      10/10/05
Harborside - Plaza 1            U.S. West Pension Trust                5.61%        55,247          54,370      01/01/06
Harborside - Plazas 2 and 3     Northwestern/Principal                 7.32%        94,753          95,630      01/01/06
Mack-Cali Airport               Allstate Life Insurance Co.            7.05%        10,500          10,500      04/01/07
Kemble Plaza I                  Mitsubishi Tr & Bk Co.           LIBOR+0.65%        32,178          32,178      01/31/09
------------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                          $480,707        $481,573
========================================================================================================================

(a) The Company has the option to convert the mortgage loan, which is secured by 11 properties, to unsecured debt.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes, revolving credit facilities and mortgages and loans payable as of March 31, 2001 are as follows:

                                                                                         WEIGHTED AVG.
                                         SCHEDULED     PRINCIPAL                      INTEREST RATE OF
PERIOD                                AMORTIZATION    MATURITIES        TOTAL    FUTURE REPAYMENTS (A)
-------------------------------------------------------------------------------------------------------
April through December 2001                $ 2,323      $  4,211     $  6,534                    8.28%
2002                                         3,260            --        3,260                   10.27%
2003                                         3,407       277,094      280,501                    6.85%
2004                                         2,247       309,863      312,110                    7.34%
2005                                         1,420       253,178      254,598                    7.14%
Thereafter                                  (1,361)      806,542      805,181                    7.51%
-------------------------------------------------------------------------------------------------------

Totals/Weighted Average                    $11,296    $1,650,888   $1,662,184                    7.32%
=======================================================================================================

(a) Assumes weighted average LIBOR at March 31, 2001 of 5.01 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2001 and 2000 was $37,917 and $38,387, respectively. Interest capitalized by the Company for the three months ended March 31, 2001 and 2000 was $3,350 and $1,854, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2001, the Company's total indebtedness of $1,662,184 (weighted average interest rate of 7.32 percent) was comprised of $117,178 of revolving credit facility borrowings and other variable rate mortgage debt

(weighted average rate of 5.76 percent) and fixed rate debt of $1,545,006 (weighted average rate of 7.38 percent).

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

The following table sets forth the changes in minority interests which relate to Preferred Units, common units and Unit Warrants in the Operating Partnership for the three months ended March 31, 2001:




                              Preferred     Common         Unit    Preferred        Common        Unit
                                  Units      Units     Warrants  Unitholders   Unitholders     Warrants       Total
--------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001      220,340  7,963,725    2,000,000     $226,005      $212,994       $8,524    $447,523
  Net income                         --         --           --        3,879         2,345           --       6,224
  Distributions                      --         --           --       (3,879)       (4,854)          --      (8,733)
  Redemption of common
    units for shares of
    common stock                     --     (6,200)          --           --          (166)          --        (166)
--------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001       220,340  7,957,525    2,000,000     $226,005      $210,319       $8,524    $444,848
====================================================================================================================

MINORITY INTEREST OWNERSHIP
As of March 31, 2001 and December 31, 2000, the minority interest common unitholders owned 12.3 percent (20.1 percent, including the effect of the conversion of Preferred Units into common units) and 12.3 percent (20.1 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).


12. EMPLOYEE BENEFIT PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Management has approved, for the year ended December 31, 2001, a Company matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first 3.5 percent of annual salary, as defined in the 401(k) Plan, contributed to the plan for 2001. Total expense recognized by the Company for both the three months ended March 31, 2001 and 2000 was $100.

13. COMMITMENTS AND CONTINGENCIES

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2001, are as follows:


Period                                                     Amount
--------------------------------------------------------------------
April through December 2001                               $   398
2002                                                          531
2003                                                          531
2004                                                          534
2005                                                          534
Thereafter                                                 21,997
--------------------------------------------------------------------

Total                                                     $24,525
====================================================================

Ground lease expense incurred during both the three months ended March 31, 2001 and 2000 amounted to $142.

OTHER
The Company is a defendant in certain litigation arising in the normal course of business activities. Management does not believe that the resolution of these matters will have a materially adverse effect upon the Company.


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

COMMON STOCK REPURCHASES
On September 13, 2000, the Board of Directors authorized the Company to purchase up to $150,000 of the Company's outstanding common stock ("Repurchase Program"). The Company purchased for constructive retirement 2,026,300 shares of its outstanding common stock for an aggregate cost of approximately $55,514 from September 30, 2000 through December 31, 2000.

Under the Repurchase Program, the Company purchased for constructive retirement 132,000 shares of its outstanding common stock for an aggregate cost of approximately $3,605 for the three months ended March 31, 2001.

STOCK OPTION PLANS
In September 2000, the Company established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan in 1996, 1997, 1998, 1999 and 2000 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. There were no stock options granted for the three months ended March 31, 2001. As of March 31, 2001, stock options outstanding had a weighted average remaining contractual life of approximately 7.1 years.

Information regarding the Company's stock option plans is summarized below:


                                                            Weighted
                                                 Shares      Average
                                                  Under     Exercise
                                                Options        Price
------------------------------------------------------------------------
Outstanding at January 1, 2001                4,633,319       $30.14
Exercised                                       (20,420)      $25.13
Lapsed or canceled                              (64,565)      $28.44
------------------------------------------------------------------------
Outstanding at March 31, 2001                 4,548,334       $30.19
========================================================================
Options exercisable at March 31, 2001         2,740,163       $31.02
Available for grant at March 31, 2001         2,323,131
------------------------------------------------------------------------

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

As of March 31, 2001, there were a total of 749,976 Stock Warrants outstanding. As of March 31, 2001, there were 671,980 Stock Warrants exercisable. For the three months ended March 31, 2001, no Stock Warrants were canceled. No Stock Warrants have been exercised through March 31, 2001.

STOCK COMPENSATION
In connection with stock awards granted to officers and certain other employees of the Company (collectively, "Restricted Stock Awards"), officers and certain other employees are to receive up to a total of 198,279 shares of the Company's common stock generally vesting over a three or five-year period. Certain Restricted Stock Awards are contingent upon the Company meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and Employee Plan.

Effective January 1, 2001, 24,019 Restricted Stock Awards vested and therefore were released to the officers and certain other employees. For the three months ended March 31, 2001, 7,408 unvested Restricted Stock Awards were canceled.

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

The following information presents the Company's results for the three months ended March 31, 2001 and 2000 in accordance with FASB No. 128:

                                                                  Three Months Ended March 31,
                                                               2001                      2000
                                                    ------------------------------------------------------
                                                       Basic EPS  Diluted EPS   Basic EPS      Diluted EPS
----------------------------------------------------------------------------------------------------------
Net income                                               $16,738      $16,738     $36,615          $36,615
Add:  Net income attributable to
        Operating Partnership - common units                  --        2,345          --            5,107
      Net income attributable to
        Operating Partnership - preferred units               --           --          --            3,869
----------------------------------------------------------------------------------------------------------
Adjusted net income                                      $16,738      $19,083     $36,615          $45,591
==========================================================================================================

Weighted average shares                                   56,807       64,994      58,295           73,191
----------------------------------------------------------------------------------------------------------
Per Share                                                $  0.29      $  0.29     $  0.63          $  0.62
==========================================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

                                                              Three Months Ended March 31,
                                                              2001                   2000
------------------------------------------------------------------------------------------
Basic EPS Shares:                                            56,807                58,295
     Add:  Operating Partnership - common units               7,960                 8,133
           Operating Partnership - preferred units
           (after conversion to common units)                    --                 6,618
           Stock options                                        227                   145
------------------------------------------------------------------------------------------
Diluted EPS Shares:                                          64,994                73,191
==========================================================================================

Preferred Units outstanding in 2001 were not included in the 2001 computations of diluted EPS as such units were anti-dilutive during the period.

Through March 31, 2001, under the Repurchase Program, the Company purchased for constructive retirement, a total of 4,027,500 shares of its outstanding common stock for an aggregate cost of approximately $111,681.


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

Selected results of operations for the three months ended March 31, 2001 and 2000 and selected asset information as of March 31, 2001 and December 31, 2000 regarding the Company's operating segment are as follows:

                                                                        Total      Corporate &          Total
                                                                      Segment        Other (e)        Company
-----------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
   Three months ended:
     March 31, 2001                                              $    141,805         $    896    $   142,701   (f)
     March 31, 2000                                                   140,141              648        140,789   (g)

TOTAL OPERATING AND INTEREST EXPENSES (b):
   Three months ended:
     March 31, 2001                                              $     45,276         $ 34,221    $    79,497   (h)
     March 31, 2000                                                    42,764           32,600         75,364   (i)

NET OPERATING INCOME (c):
   Three months ended:
     March 31, 2001                                              $     96,529         $(33,325)   $    63,204   (f) (h)
     March 31, 2000                                                    97,377          (31,952)        65,425   (g) (i)

TOTAL ASSETS:
     March 31, 2001                                              $  3,632,374         $ 48,685    $ 3,681,059
     December 31, 2000                                              3,623,107           53,870      3,676,977

TOTAL LONG-LIVED ASSETS (d):
     March 31, 2001                                              $  3,526,423         $ 25,975    $ 3,552,398
     December 31, 2000                                              3,522,766           23,574      3,546,340
=======================================================================================================================


(a) Total contract revenues represent all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate and Other for all periods.
(c) Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note
      (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f) Excludes $3,770 of adjustments for straight-lining of rents and $35 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures
(g) Excludes $2,133 of adjustments for straight-lining of rents and $57 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(h)   Excludes $23,484 of depreciation and amortization.
(i)   Excludes $22,182 of depreciation and amortization.

17. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"). FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has adopted this statement as of January 1, 2001. Due to its limited use of derivative instruments, adoption of FASB No. 133 did not have a material impact on the Company's financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the three months ended March 31, 2001 ("2001"), as compared to the three months ended March 31, 2000 ("2000"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at December 31, 1999, excluding Dispositions as defined below, (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Company from January 1, 2000 through March 31, 2001, and (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Company during the same periods.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

                                                                  Quarter Ended
                                                                     March 31,                Dollar      Percent
(DOLLARS IN THOUSANDS)                                         2001            2000           Change       Change
---------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                 $125,376        $121,598       $   3,778          3.1%
Escalations and recoveries from tenants                      14,762          16,668          (1,906)       (11.4)
Parking and other                                             2,346           3,322            (976)       (29.4)
---------------------------------------------------------------------------------------------------------------------
  Sub-total                                                 142,484         141,588             896          0.6

Equity in earnings of unconsolidated joint ventures           3,409           1,137           2,272        199.8
Interest income                                                 613             254             359        141.3
---------------------------------------------------------------------------------------------------------------------
  Total revenues                                            146,506         142,979           3,527          2.5
---------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                            15,287          14,704             583          4.0
Utilities                                                    11,956          10,379           1,577         15.2
Operating services                                           17,879          17,742             137          0.8
---------------------------------------------------------------------------------------------------------------------
  Sub-total                                                  45,122          42,825           2,297          5.4

General and administrative                                    6,010           6,113            (103)        (1.7)
Depreciation and amortization                                23,484          22,182           1,302          5.9
Interest expense                                             28,365          26,426           1,939          7.3
---------------------------------------------------------------------------------------------------------------------
  Total expenses                                            102,981          97,546           5,435          5.6
---------------------------------------------------------------------------------------------------------------------

Income before realized and unrealized (loss)/gain
  on disposition of rental property and
  minority interests                                         43,525          45,433          (1,908)        (4.2)
Realized and unrealized (loss)/gain on disposition
  of rental property                                        (20,563)          2,248         (22,811)    (1,014.7)
---------------------------------------------------------------------------------------------------------------------

Income before minority interests                             22,962          47,681         (24,719)       (51.8)
MINORITY INTERESTS:
Operating partnership                                         6,224           8,976          (2,752)       (30.7)
Partially-owned properties                                       --           2,090          (2,090)      (100.0)
---------------------------------------------------------------------------------------------------------------------

Net income                                                 $ 16,738        $ 36,615       $ (19,877)       (54.3)%
======================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):


                                      TOTAL COMPANY   SAME-STORE PROPERTIES  ACQUIRED PROPERTIES   DISPOSITIONS
                                     Dollar   Percent   Dollar     Percent    Dollar    Percent   Dollar   Percent
                                     Change   Change    Change     Change     Change    Change    Change   Change
--------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                           $ 3,778     3.1%     $5,108     4.2%       $6,014    4.9%   $(7,344)    (6.0)%
Escalations and recoveries from
  from tenants                        (1,906)  (11.4)       (724)   (4.3)          504    3.0     (1,686)   (10.1)
Parking and other                       (976)  (29.4)       (673)  (20.3)           29    0.9       (332)   (10.0)
--------------------------------------------------------------------------------------------------------------------
Total                                $   896     0.6%     $3,711     2.6%       $6,547    4.6%   $(9,362)    (6.6)%
====================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                    $   583     4.0%      $ 341     2.3%       $  923    6.3%   $  (681)    (4.6)%
Utilities                              1,577    15.2       1,445    13.9           769    7.4       (637)    (6.1)
Operating services                       137     0.8         444     2.5         1,067    6.0     (1,374)    (7.7)
--------------------------------------------------------------------------------------------------------------------
Total                                $ 2,297     5.4%     $2,230     5.2%       $2,759    6.5%   $(2,692)    (6.3)%
====================================================================================================================

OTHER DATA:
Number of Consolidated Properties        259                 248                    11                 7
Square feet (in thousands)            27,230              25,624                 1,606             1,949

Base rents for the Same-Store Properties increased $5.1 million, or 4.2 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.7 million, or 4.3 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses, as well as increased settle-up billings in 2000. Parking and other income for the Same-Store Properties decreased $0.7 million, or 20.3 percent, due primarily to fewer lease termination fees in 2001.

Real estate taxes on the Same-Store Properties increased $0.3 million, or 2.3 percent, for 2001 as compared to 2000, due primarily to property tax rate increases in certain municipalities in 2001. Utilities for the Same-Store Properties increased $1.4 million, or 13.9 percent, for 2001 as compared to 2000, due primarily to increased rates. Operating services for the Same-Store Properties increased $0.4 million, or 2.5 percent, due primarily to an increase in snow removal costs in 2001.

Equity in earnings of unconsolidated joint ventures increased $2.3 million, or
199.8 percent, for 2001 as compared to 2000. This is due primarily to properties developed by joint ventures being placed in service during 2000 and higher occupancies at certain properties (see Note 4 to the Financial Statements).

Interest income increased $0.4 million, or 141.3 percent, for 2001 as compared to 2000. This increase was due primarily to the effect of net proceeds from certain property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested.

General and administrative decreased by $0.1 million, or 1.7 percent, for 2001 as compared to 2000. This decrease is due primarily to decreased salaries in 2001.

Depreciation and amortization increased by $1.3 million, or 5.9 percent, for 2001 over 2000. Of this increase, $0.7 million, or 3.2 percent, is attributable to the Same-Store Properties, and $1.2 million, or 5.5 percent, is due to the Acquired Properties, partially offset by a decrease of $0.6 million, or 2.8 percent, due to the Dispositions.

Interest expense increased $1.9 million, or 7.3 percent, for 2001 as compared to 2000. This increase is due primarily to the replacement in 2001 of short-term credit facility borrowings with long-term fixed rate unsecured debt.

Income before realized and unrealized (loss)/gain on disposition of rental property and minority interests decreased to $43.5 million in 2001 from $45.4 million in 2000. The decrease of approximately $1.9 million is due to the factors discussed above.

Net income decreased by $19.9 million, from $36.6 million in 2000 to $16.7 million in 2001. This decrease was a result of a valuation allowance on rental property held for sale of $20.6 million in 2001, a decrease in income before realized and unrealized (loss)/gain on disposition of rental property and minority interests of $1.9 million in 2001 as compared to 2000, and a realized gain on sale of land of $2.2 million in 2000. This was partially offset by a decrease in minority interests of $4.8 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS
During the three months ended March 31, 2001, the Company generated $52.6 million in cash flows from operating activities, and together with $363.8 million in borrowings from the Company's senior unsecured notes and revolving credit facilities, $17.1 million in distributions received from unconsolidated joint ventures, $6.0 million in proceeds from repayment of mortgage note receivable, $0.5 million in proceeds from stock options exercised and $1.4 million from the Company's cash reserves, used an aggregate of approximately $441.4 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $49.4 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $330.2 million, pay quarterly dividends and distributions of $43.5 million, invest $11.2 million in unconsolidated joint ventures, pay financing costs of $2.5 million, repurchase 132,000 shares of its outstanding common stock for $3.6 million and add $1.0 million to restricted cash.

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

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Company is permitted to purchase up to an additional $150.0 million of the Company's outstanding common stock above the $52.6 million that had previously been purchased. From that date through April 30, 2001, the Company purchased for constructive retirement 2,158,300 shares of its outstanding common stock for an aggregate cost of approximately $59.1 million under the Repurchase Program. The Company has authorization to repurchase up to an additional $90.9 million of its outstanding common stock which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

As of March 31, 2000, the Company's total indebtedness of $1.7 billion (weighted average interest rate of 7.32 percent) was comprised of $117.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 5.76 percent) and fixed rate debt of $1.5 billion (weighted average rate of 7.38 percent).

As of March 31, 2001, the Company had outstanding borrowings of $85.0 million under its revolving credit facilities (with aggregate borrowing capacity of $900.0 million). The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility. The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Company's unsecured debt rating, the interest and facility fee rate will be changed on a sliding scale. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Company has been notified that the Prudential Facility, which carries an interest rate of 110 basis points over LIBOR and matures in June 2001, will not be renewed. The Company believes that the 2000 Unsecured Facility is sufficient to meet its revolving credit facility needs.

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

On January 29, 2001, the Operating Partnership issued $300.0 million face amount of 7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296.3 million were used to pay down outstanding borrowings under the 2000 Unsecured Facility, as defined in
Note 9 to the Financial Statements. The senior unsecured notes were issued at a discount of approximately $1.7 million.

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

As of March 31, 2001, the Company had 233 unencumbered properties, totaling 21.0 million square feet, representing 77.0 percent of the Company's total portfolio on a square footage basis.

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

As of March 31, 2001, the Company's total debt had a weighted average term to maturity of approximately 5.6 years. The Company does not intend to reserve funds to retire the Company's unsecured corporate debt or its mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2001. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $139.1 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

FUNDS FROM OPERATIONS

The Company considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. Funds from operations is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and realized and unrealized
(loss)/gain on disposition of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges.

Funds from operations for the three months ended March 31, 2001 and 2000, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):

                                                                           Three Months Ended March 31,
                                                                              2001                  2000
---------------------------------------------------------------------------------------------------------
Income before realized and unrealized (loss)/gain on disposition
      of rental property and minority interests                           $ 43,525             $  45,433
Add:     Real estate-related depreciation and amortization (1)              24,003                22,718
         Gain on sale of land                                                   --                 2,248
Deduct:  Rental income adjustment for straight-lining of rents (2)          (3,805)               (2,190)
         Minority interests: partially-owned properties                         --                (2,090)
---------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents and non-recurring charges                                  $ 63,723             $  66,119
Deduct: Distributions to preferred unitholders                              (3,879)               (3,869)
---------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents and non-recurring charges, after distributions
      to preferred unitholders                                            $ 59,844             $  62,250
=========================================================================================================
Cash flows provided by operating activities                               $ 52,614             $  39,038
Cash flows used in investing activities                                   $(38,461)              (36,257)
Cash flows used in financing activities                                   $(15,612)            $  (5,278)
---------------------------------------------------------------------------------------------------------
Basic weighted averages shares/units outstanding (3)                        64,767                66,428
---------------------------------------------------------------------------------------------------------
Diluted weighted average shares/units outstanding (3)                       71,353                73,191
---------------------------------------------------------------------------------------------------------

(1) Includes the Company's share from unconsolidated joint ventures of $721 and $734 for the three months ended March 31, 2001 and 2000, respectively.
(2) Includes the Company's share from unconsolidated joint ventures of $35 and $57 for the three months ended March 31, 2001 and 2000, respectively.
(3) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:


                                               Three Months Ended March 31,
                                               2001                    2000
----------------------------------------------------------------------------
Basic weighted average shares:               56,807                   58,295
Add: Weighted average common units            7,960                    8,133
----------------------------------------------------------------------------
Basic weighted average shares/units:         64,767                   66,428
Add: Weighted average preferred units
      (after conversion to common units)      6,359                    6,618
Stock options                                   227                      145
----------------------------------------------------------------------------

Diluted weighted average shares/units:       71,353                   73,191
============================================================================

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Approximately $1.5 billion of the Company's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2001 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

MARCH 31, 2001

DEBT,                         4/1/01 -
INCLUDING CURRENT PORTION     12/31/01      2002        2003       2004       2005   THEREAFTER        TOTAL   FAIR VALUE
-------------------------     --------      ----        ----       ----       ----   ----------        -----   ----------

Fixed Rate                      $6,534    $3,260    $195,501   $312,110   $254,598     $773,003   $1,545,006   $1,560,428

Average Interest Rate            8.28%    10.27%       7.31%      7.34%      7.14%        7.59%        7.44%

Variable Rate                                       $ 85,000                           $ 32,178   $  117,178   $  117,178

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which adversely affect its operating results and liquidity.

                          MACK-CALI REALTY CORPORATION

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Reference is made to "Other" in Note 13 (Commitments and Contingencies) to the Consolidated Financial Statements, which is specifically incorporated by reference herein.

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

        3.3 Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997, (filed as Exhibit 10.110 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).

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

         10.5 Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

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

         EXHIBIT
         NUMBER         EXHIBIT TITLE

         10.10* Restricted Share Award Agreement dated as of March 12, 2001 between Roger W. Thomas and Mack-Cali Realty Corporation.

         10.11* Restricted Share Award Agreement dated as of March 12, 2001 between Michael Grossman and Mack-Cali Realty Corporation.

         10.12 Amendment No. 3 to and Restatement of Revolving Credit Agreement dated as of June 22, 2000, by and among Mack-Cali Realty, L.P. and The Chase Manhattan Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with The Chase Manhattan Bank, as administrative agent, Fleet National Bank, as syndication agent, Bank of America, N.A., as documentation agent, Chase Securities Inc. and FleetBoston Robertson Stephens Inc., as arrangers, Bank One, N.A., First Union National Bank and Commerzbank Aktiengesellschaft, as senior managing agents, PNC Bank National Association, as managing agent, and Societe Generale, Dresdner Bank AG, Wells Fargo Bank, National Association, Bank Austria Creditanstalt Corporate Finance, Inc., Bayerische Hypo-und Vereinsbank and Summit Bank, as co-agents (filed as Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

         10.13 Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit
                        10.98 to the Company's Form 8-K dated September 19, 1997 and incorporated herein by reference).

         10.14 First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).

         10.15 Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company's Post-Effective Amendment No.1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

         10.16 Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company's Post-Effective Amendment No.1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

         10.17 2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference).

         10.18 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference).

* filed herewith


(b)   Reports on Form 8-K

      During the first quarter of 2001, the Company filed a report on Form 8-K dated February 22, 2001, furnishing under Item 9 certain supplemental data regarding its operations.

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



                                            MACK-CALI REALTY CORPORATION
                                            (Registrant)

Date: May 9, 2001                     By:    /s/ MITCHELL E. HERSH
                                             --------------------------------
                                             Mitchell E. Hersh
                                             Chief Executive Officer


Date: May 9, 2001                     By:    /s/ BARRY LEFKOWITZ
                                             --------------------------------
                                             Barry Lefkowitz
                                             Executive Vice President &
                                             Chief Financial Officer





39