Form 10-Q
period 2001-06-30
MACK CALI REALTY CORP
filed 2001-08-09
CIK 924901

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
|X|            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                                       OR

|_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2001, there were 56,307,934 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                   FORM 10-Q

                                     INDEX

PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         Item 1.   Financial Statements:

                   Consolidated Balance Sheets as of June 30, 2001
                      and December 31, 2000 ..............................   4

                   Consolidated Statements of Operations for the three
                      and six month periods ended June 30, 2001 and 2000 .   5

                   Consolidated Statement of Changes in Stockholders'
                      Equity for the six months ended June 30, 2001 ......   6

                   Consolidated Statements of Cash Flows for the six
                      months ended June 30, 2001 and 2000 ................   7

                   Notes to Consolidated Financial Statements ............  8-28

         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ................ 29-37

         Item 3.   Quantitative and Qualitative Disclosures about
                      Market Risk ........................................  38

PART II  OTHER INFORMATION AND SIGNATURES

         Item 1.   Legal Proceedings .....................................  39

         Item 2.   Changes in Securities and Use of Proceeds .............  39

         Item 3.   Defaults Upon Senior Securities .......................  39

         Item 4.   Submission of Matters to a Vote of Security Holders ...  39

         Item 5.   Other Information .....................................  39

         Item 6.   Exhibits .............................................. 40-43

                   Signatures ............................................  44

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

         The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
================================================================================

                                                                     June 30,
                                                                         2001            December 31,
ASSETS                                                            (UNAUDITED)                    2000
--------------------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                 $     488,288            $    542,841
   Buildings and improvements                                       2,679,435               2,934,383
   Tenant improvements                                                120,707                 106,208
   Furniture, fixtures and equipment                                    7,046                   6,445
--------------------------------------------------------------------------------------------------------
                                                                    3,295,476               3,589,877
   Less - accumulated depreciation and amortization                  (314,239)               (302,932)
--------------------------------------------------------------------------------------------------------
                                                                    2,981,237               3,286,945
   Rental property held for sale, net                                 450,932                 107,458
--------------------------------------------------------------------------------------------------------
      Net investment in rental property                             3,432,169               3,394,403
Cash and cash equivalents                                              22,738                  13,179
Investments in unconsolidated joint ventures                          130,944                 101,438
Unbilled rents receivable, net                                         58,118                  50,499
Deferred charges and other assets, net                                100,337                 102,655
Restricted cash                                                         7,492                   6,557
Accounts receivable, net of allowance for doubtful accounts
      of $693 and $552                                                  8,121                   8,246
--------------------------------------------------------------------------------------------------------

Total assets                                                    $   3,759,919            $  3,676,977
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------
Senior unsecured notes                                          $   1,096,599            $    798,099
Revolving credit facilities                                            76,500                 348,840
Mortgages and loans payable                                           547,701                 481,573
Dividends and distributions payable                                    43,080                  43,496
Accounts payable and accrued expenses                                  51,712                  53,608
Rents received in advance and security deposits                        31,592                  31,146
Accrued interest payable                                               26,814                  17,477
--------------------------------------------------------------------------------------------------------
      Total liabilities                                             1,873,998               1,774,239
--------------------------------------------------------------------------------------------------------

MINORITY INTERESTS:
Operating Partnership                                                 448,088                 447,523
Partially-owned properties                                                 --                   1,925
--------------------------------------------------------------------------------------------------------
      Total minority interests                                        448,088                 449,448
--------------------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                  --                      --
Common stock, $0.01 par value, 190,000,000 shares authorized,
      56,299,124 and 56,980,893 shares outstanding                        563                     570
Additional paid-in capital                                          1,494,124               1,513,037
Dividends in excess of net earnings                                   (51,837)                (57,149)
Unamortized stock compensation                                         (5,017)                 (3,168)
--------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                    1,437,833               1,453,290
--------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                      $   3,759,919            $  3,676,977
========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
================================================================================

                                                                  Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
REVENUES                                                          2001                 2000               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Base rents                                                   $ 129,419             $122,072           $254,795           $243,670
Escalations and recoveries from tenants                         13,430               14,627             28,192             31,295
Parking and other                                                3,060                6,128              5,406              9,450
Equity in earnings of unconsolidated joint ventures              2,037                1,070              5,446              2,207
Interest income                                                    472                1,992              1,085              2,246
------------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                           148,418              145,889            294,924            288,868
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
------------------------------------------------------------------------------------------------------------------------------------
Real estate taxes                                               15,510               14,733             30,797             29,437
Utilities                                                       10,699               10,014             22,655             20,393
Operating services                                              17,686               16,822             35,565             34,564
General and administrative                                       6,856                5,159             12,866             11,272
Depreciation and amortization                                   21,951               22,945             45,435             45,127
Interest expense                                                28,555               26,835             56,920             53,261
Non-recurring charges                                               --                9,228                 --              9,228
------------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                           101,257              105,736            204,238            203,282
------------------------------------------------------------------------------------------------------------------------------------
Income before realized gains and unrealized losses
   on disposition of rental property and minority interests     47,161               40,153             90,686             85,586
Realized gains and unrealized losses on disposition of
   rental property                                              22,510               73,921              1,947             76,169
------------------------------------------------------------------------------------------------------------------------------------
Income before minority interests                                69,671              114,074             92,633            161,755
MINORITY INTERESTS:
Operating partnership                                           11,998               16,784             18,222             25,760
Partially-owned properties                                          --                2,982                 --              5,072
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                   $  57,673          $    94,308          $  74,411          $ 130,923
====================================================================================================================================

Basic earnings per share                                     $    1.02          $      1.61          $    1.31          $    2.24

Diluted earnings per share                                   $    0.98          $      1.52          $    1.30          $    2.14
------------------------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                          $    0.61          $      0.58          $    1.22          $    1.16
------------------------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                       56,519               58,545             56,662             58,420

Diluted weighted average shares outstanding                     71,044               73,284             71,198             73,237
------------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS) (UNAUDITED)
================================================================================

                                                                       Additional   Dividends in     Unamortized           Total
                                                    Common Stock          Paid-In      Excess of           Stock   Stockholders'
                                                 Shares   Par Value       Capital   Net Earnings    Compensation          Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                       56,981        $570    $1,513,037       $(57,149)        $(3,168)     $1,453,290
   Net income                                        --          --            --         74,411              --          74,411
   Dividends                                         --          --            --        (69,099)             --         (69,099)
   Redemption of common units for
    shares of common stock                            7          --           192             --              --             192
   Proceeds from stock options exercised            106           1         2,388             --              --           2,389
   Deferred compensation plan for directors          --          --            76             --              --              76
   Issuance of Restricted Stock Awards               94           1         2,526             --          (2,527)             --
   Amortization of stock compensation                --          --            --             --             630             630
   Adjustment to fair value of restricted stock      --          --           152             --            (152)             --
   Cancellation of Restricted Stock Awards           (7)         --          (200)            --             200              --
   Repurchase of common stock                      (882)         (9)      (24,047)            --              --         (24,056)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                         56,299        $563    $1,494,124       $(51,837)        $(5,017)     $1,437,833
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
================================================================================

                                                                                                         Six Months Ended
                                                                                                             June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                                   2001                  2000
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                        $  74,411             $ 130,923
Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                                45,435                45,127
        Amortization of stock compensation                                                              630                 1,410
        Amortization of deferred financing costs and debt discount                                    2,513                 1,802
        Stock options charge                                                                             --                 1,550
        Equity in earnings of unconsolidated joint ventures                                          (5,446)               (2,207)
        Realized gains and unrealized losses on disposition of rental property                       (1,947)              (76,169)
        Minority interests                                                                           18,222                30,832
Changes in operating assets and liabilities:
        Increase in unbilled rents receivable, net                                                   (7,737)               (5,537)
        Increase in deferred charges and other assets, net                                           (1,454)              (15,697)
        Decrease (increase) in accounts receivable, net                                                 125                  (140)
        (Decrease) increase in accounts payable and accrued expenses                                 (1,896)               10,982
        Increase (decrease) in rents received in advance and security deposits                          829                (1,937)
        Increase (decrease) in accrued interest payable                                               9,337                  (363)
------------------------------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                                                   $ 133,022             $ 120,576
====================================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                                      $(148,144)            $(170,062)
Repayment of mortgage note receivable                                                                 5,983                    --
Investments in unconsolidated joint ventures                                                        (24,462)              (11,081)
Distributions from unconsolidated joint ventures                                                     19,056                 7,040
Proceeds from sales of rental property                                                               44,787               235,849
(Increase) decrease in restricted cash                                                                 (935)                  583
------------------------------------------------------------------------------------------------------------------------------------

      Net cash (used in) provided by investing activities                                         $(103,715)            $  62,329
====================================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                                              $ 298,269             $      --
Proceeds from revolving credit facilities                                                           218,484               435,030
Proceeds from mortgages and loans payable                                                            70,000                    --
Repayments of revolving credit facilities                                                          (490,825)             (396,300)
Repayments of mortgages and loans payable                                                            (3,871)              (41,785)
Distributions to minority interest in partially-owned properties                                         --               (88,672)
Repurchase of common stock                                                                          (24,055)                   --
Payment of financing costs                                                                           (3,159)               (5,979)
Proceeds from stock options exercised                                                                 2,389                 1,665
Payment of dividends and distributions                                                              (86,980)              (85,000)
------------------------------------------------------------------------------------------------------------------------------------

      Net cash used in financing activities                                                       $ (19,748)            $(181,041)
====================================================================================================================================

Net increase in cash and cash equivalents                                                         $   9,559             $   1,864
Cash and cash equivalents, beginning of period                                                       13,179                 8,671
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                          $  22,738             $  10,535
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

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company") is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of June 30, 2001, the Company owned or had interests in 269 properties, plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.5 million square feet, and are comprised of 164 office buildings and 93 office/flex buildings totaling approximately 28.1 million square feet (which includes seven office buildings and one office/flex building aggregating 1.2 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, one multi-family residential complex consisting of 124 units, two stand-alone retail properties and three land leases. The Properties are located in 11 states, primarily in the Northeast, plus the District of Columbia.

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

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL PROPERTY

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $141,623 and $188,077 as of June 30, 2001 and December 31, 2000, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Leasehold interests                                        Remaining lease term
--------------------------------------------------------------------------------
Buildings and improvements                                        5 to 40 years
--------------------------------------------------------------------------------
Tenant improvements                                  The shorter of the term of
                                               the related lease or useful life
--------------------------------------------------------------------------------
Furniture, fixtures and equipment                                 5 to 10 years
--------------------------------------------------------------------------------

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

DEFERRED FINANCING COSTS

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,161 and $901 for the three months ended June 30, 2001 and 2000, respectively, and $2,282 and $1,802 for the six months ended June 30, 2001 and 2000, respectively.

DEFERRED LEASING COSTS

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $863 and $896 for the three months ended June 30, 2001 and 2000, respectively, and $1,603 and $1,589 for the six months ended June 30, 2001 and 2000, respectively.

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

DERIVATIVE INSTRUMENTS

The Company has adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133") as of January 1, 2001. Due to its limited use of derivative instruments, adoption of FASB No. 133 did not have a material impact on the Company's financial statements.

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

DIVIDENDS AND DISTRIBUTIONS PAYABLE

The dividends and distributions payable at June 30, 2001 represents dividends payable to shareholders of record as of July 5, 2001 (56,308,064 shares), distributions payable to minority interest common unitholders (7,955,525 common units) on that same date and preferred distributions payable to preferred unitholders (220,340 preferred units) for the second quarter 2001. The second quarter 2001 dividends and common unit distributions of $0.61 per share and per common unit, as well as the second quarter preferred unit distribution of $17.6046 per preferred unit, were approved by the Board of Directors on June 21, 2001 and paid on July 23, 2001.

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

3. ACQUISITIONS, PROPERTY SALES AND OTHER TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS

The Company acquired the following operating properties during the six months ended June 30, 2001:

------------------------------------------------------------------------------------------------------------------------------------
Acquisition                                                                                 # of        Rentable     Investment by
Date              Property/Portfolio Name            Location                             Bldgs.     Square Feet           Company
------------------------------------------------------------------------------------------------------------------------------------
OFFICE:
-------
4/6/01            4 & 6 Campus Drive (a)             Parsippany, Morris County, NJ             2         295,766           $48,404
------------------------------------------------------------------------------------------------------------------------------------

Total Office Property Acquisitions:                                                            2         295,766           $48,404
====================================================================================================================================

OFFICE/FLEX:
------------
2/14/01            31 & 41 Twosome Drive (b)(c)      Moorestown, Burlington County, NJ         2         127,250            $7,155
4/27/01            1245 & 1247 N. Church St,
                     2 Twosome Drive (b)(c)          Moorestown, Burlington County, NJ         3         154,200            11,083
------------------------------------------------------------------------------------------------------------------------------------

Total Office/Flex Property Acquisitions:                                                       5         281,450           $18,238
====================================================================================================================================

Total Operating Property Acquisitions:                                                         7         577,216           $66,642
====================================================================================================================================

(a) Transaction was funded primarily through borrowing on the Company's revolving credit facility.

(b) Transactions were funded primarily from net proceeds received in the sale of a rental property as well as the Company's cash reserves.

(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.

PROPERTIES PLACED IN SERVICE

The Company placed in service the following properties during the six months ended June 30, 2001:

------------------------------------------------------------------------------------------------------------------------------------
Date Placed                                                                                 # of        Rentable     Investment by
in Service         Property/Portfolio Name           Location                             Bldgs.     Square Feet       Company (a)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE:
1/15/01            105 Eisenhower Parkway            Roseland, Essex County, NJ                1         220,000           $43,300
3/1/01             8181 East Tufts Avenue            Denver, Denver County, CO                 1         185,254            34,371
------------------------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service                                                             2         405,254           $77,671
====================================================================================================================================

(a) Transactions were funded primarily through draws on the Company's revolving credit facilities and amounts presented are as of June 30, 2001.

LAND ACQUISITIONS

On January 5, 2001, the Company acquired approximately 7.1 acres of developable land located in Littleton, Arapahoe County, Colorado. The land was acquired for approximately $2,711. When the Company had committed itself to acquire the land, the Company had intended to develop the site consistent with its then business strategy. Due to a change in the Company's strategy, this land is now being held for sale (see Note 7).

PROPERTY SALES

The Company sold the following properties during the six months ended June 30, 2001:

------------------------------------------------------------------------------------------------------------------------------------
Sale                                                                        # of     Rentable   Net Sales   Net Book      Realized
Date            Property Name            Location                         Bldgs.  Square Feet    Proceeds      Value          Gain
------------------------------------------------------------------------------------------------------------------------------------
OFFICE:
-------
6/1/01          1777 N.E. Loop 410       San Antonio, Bexar County, TX         1      256,137     $21,313    $16,703       $ 4,610
6/15/01         14511 Falling Creek      Houston, Harris County, TX            1       70,999       2,982      2,458           524

RESIDENTIAL:
------------
6/21/01         Tenby Chase Apartments   Delran, Burlington County, NJ         1    327 units      19,336      2,399        16,937

OTHER:
------
4/3/01          North Pier-Harborside    Jersey City, Hudson County, NJ       --          n/a       3,357      2,918           439
------------------------------------------------------------------------------------------------------------------------------------

Totals:                                                                        3      327,136     $46,988    $24,478       $22,510
====================================================================================================================================

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)

On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. The Company performs management and leasing services for the property owned by the joint venture and recognized $75 and $75 in fees for such services in the six months ended June 30, 2001 and 2000, respectively.

HPMC

On April 23, 1998, the Company entered into a joint venture agreement with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners, L.P. and, on July 21, 1998, entered into a second joint venture, HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.), with these same parties. HPMC Development Partners, L.P.'s efforts have focused on two development projects, commonly referred to as Continental Grand II and Summit Ridge. HPMC Development Partners II, L.P.'s efforts have focused on three development projects, commonly referred to as Lava Ridge, Pacific Plaza I & II and Stadium Gateway. Among other things, the partnership agreements provide for a preferred return on the Company's invested capital in each venture, in addition to 50 percent of such venture's profit above the preferred returns, as defined in each agreement.

   CONTINENTAL GRAND II

   Continental Grand II is a 239,085 square-foot office building located in El Segundo, Los Angeles County, California, which was constructed and placed in service by the venture. On June 29, 2001, the venture sold the office property for approximately $67,000.

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

   PACIFIC PLAZA I & II

   Pacific Plaza I & II is a parcel of land purchased from the city of Daly City, located in San Mateo County, California, upon which the venture has commenced construction of an office building and theater and retail complex aggregating 471,379 square feet.

   STADIUM GATEWAY

   Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by the venture upon which it has commenced construction of a six-story 261,554 square-foot office building.

G&G MARTCO (CONVENTION PLAZA)

On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional
0.1 percent interest in G&G Martco through the issuance of common units. The Company performs management and leasing services for the property owned by the joint venture and recognized $110 and $104 in fees for such services in the six months ended June 30, 2001 and 2000, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.

On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside Financial Center office complex. The Company holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Company's Harborside property and Manhattan. In the fourth quarter 2000, the Company started construction of a 575,000 square-foot office building and terminated the parking agreement on certain of the land owned by the venture. The total costs of the project are currently projected to be approximately $140,000. The project, which is currently 100 percent pre-leased, is anticipated to be completed in the third quarter of 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)

On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $58 and $147 in fees for such services in the six months ended June 30, 2001 and 2000, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)

On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. Subsequently, through June 30, 2001, the venture paid $19,907 ($3,943 representing the Company's share) in accordance with earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture and recognized $94 and $59 in fees for such services in the six months ended June 30, 2001 and 2000, respectively.

ARCAP INVESTORS, L.L.C.

On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Company and an equity holder in the Operating Partnership, is a principal of the managing member of the venture. At June 30, 2001, the venture held approximately $859,448 face value of CMBS bonds at an aggregate cost of approximately $440,951.

SOUTH PIER AT HARBORSIDE - HOTEL DEVELOPMENT

On November 17, 1999, the Company entered into an agreement with Hyatt Corporation to develop a 350-room hotel on the Company's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project.

NORTH PIER AT HARBORSIDE - RESIDENTIAL DEVELOPMENT

On August 5, 1999, the Company entered into an agreement which provided for the sale of its North Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey to a joint venture with Lincoln Property Company Southwest, Inc., in exchange for cash and an equity interest in the venture. In April 2001, the Company sold the North Pier to the venture for net sales proceeds of approximately $3,357 and retained an equity interest. The venture intends to develop residential housing on the property for rental.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2001 and December 31, 2000:

                                                                        June 30, 2001
--------------------------------------------------------------------------------------------------------------------------
                                                                                 American
                                                                       G&G      Financial         Ramland       Ashford
                                Pru-Beta 3            HPMC          Martco       Exchange          Realty          Loop
--------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net            $20,330        $ 92,224        $ 10,027        $42,446         $18,491       $37,637
   Other assets                      2,540          33,240           3,098            694           4,686           560
--------------------------------------------------------------------------------------------------------------------------

   Total assets                    $22,870        $125,464        $ 13,125        $43,140         $23,177       $38,197
==========================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable     $    --        $ 67,782        $ 50,000        $    --         $16,319       $    --
   Other liabilities                   101           3,124           1,642         10,980             130           538
   Partners'/members' capital       22,769          54,558         (38,517)        32,160           6,728        37,659
--------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital      $22,870        $125,464        $ 13,125        $43,140         $23,177       $38,197
==========================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                  $15,747        $ 37,647        $  3,549        $33,405         $ 2,936       $ 7,880
--------------------------------------------------------------------------------------------------------------------------

                                                         June 30, 2001
-----------------------------------------------------------------------------------------------
                                                      MC-SJP
                                                      Morris       Harborside         Combined
                                     ARCap            Realty       South Pier            Total
-----------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net           $     --           $17,271          $33,441         $271,867
   Other assets                    482,329                96               --          527,243
-----------------------------------------------------------------------------------------------

   Total assets                   $482,329           $17,367          $33,441         $799,110
===============================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable    $266,030           $16,028          $10,000         $426,159
   Other liabilities                 5,111                --            4,425           26,051
   Partners'/members' capital      211,188             1,339           19,016          346,900
-----------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital     $482,329           $17,367          $33,441         $799,110
===============================================================================================
Company's net investment
   in unconsolidated
   joint ventures                 $ 19,745           $   176          $ 9,859         $130,944
-----------------------------------------------------------------------------------------------

                                                                      December 31, 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                 American
                                                                       G&G      Financial         Ramland       Ashford
                                Pru-Beta 3            HPMC          Martco       Exchange          Realty          Loop
-------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net            $20,810        $ 78,119        $ 10,589        $12,546         $18,947       $37,665
   Other assets                      2,737          27,082           2,508         11,851           4,755           849
-------------------------------------------------------------------------------------------------------------------------

   Total assets                    $23,547        $105,201        $ 13,097        $24,397         $23,702       $38,514
=========================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable     $    --        $ 63,486        $ 50,000        $    --         $16,666       $    --
   Other liabilities                   160           5,035           1,368          9,400             522         1,005
   Partners'/members' capital       23,387          36,680         (38,271)        14,997           6,514        37,509
-------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital      $23,547        $105,201        $ 13,097        $24,397         $23,702       $38,514
=========================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                  $16,110        $ 35,079        $  3,973        $15,809         $ 2,782       $ 7,874
-------------------------------------------------------------------------------------------------------------------------

                                                         December 31, 2000
-----------------------------------------------------------------------------------------------
                                                      MC-SJP
                                                      Morris       Harborside         Combined
                                     ARCap            Realty       South Pier            Total
-----------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net           $     --                --               --         $178,676
   Other assets                    310,342                --               --          360,124
-----------------------------------------------------------------------------------------------

   Total assets                   $310,342                --               --         $538,800
===============================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable    $129,562                --               --         $259,714
   Other liabilities                 3,750                --               --           21,240
   Partners'/members' capital      177,030                --               --          257,846
-----------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital     $310,342                --               --         $538,800
===============================================================================================
Company's net investment
   in unconsolidated
   joint ventures                 $ 19,811                --               --         $101,438
-----------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six month periods ended June 30, 2001 and 2000:

                                                              Three Months Ended June 30, 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                 American
                                                                        G&G     Financial         Ramland         Ashford
                                Pru-Beta 3            HPMC           Martco      Exchange          Realty            Loop
----------------------------------------------------------------------------------------------------------------------------
Total revenues                      $1,235         $13,936           $3,084         $ 158           $ 989          $1,491
Operating and other expenses          (369)           (774)            (845)           (7)           (264)           (699)
Depreciation and amortization         (299)           (592)            (387)           (5)           (236)           (232)
Interest expense                        --            (929)            (808)           --            (299)             --
----------------------------------------------------------------------------------------------------------------------------

Net income                          $  567         $11,641           $1,044         $ 146           $ 190          $  560
============================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                   $  245         $ 1,311           $  366         $(617)          $  95          $  112
----------------------------------------------------------------------------------------------------------------------------

                                               Three Months Ended June 30, 2001
-------------------------------------------------------------------------------------------
                                                  MC-SJP
                                                  Morris       Harborside       Combined
                                     ARCap        Realty       South Pier          Total
-------------------------------------------------------------------------------------------
Total revenues                     $ 8,504            --               --        $29,397
Operating and other expenses        (2,179)           --               --         (5,137)
Depreciation and amortization           --            --               --         (1,751)
Interest expense                    (4,903)           --               --         (6,939)
-------------------------------------------------------------------------------------------

Net income                         $ 1,422            --               --        $15,570
===========================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                  $   525            --               --        $ 2,037
-------------------------------------------------------------------------------------------

                                                            Three Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                 American
                                                                       G&G      Financial         Ramland        Ashford
                                Pru-Beta 3            HPMC          Martco       Exchange          Realty           Loop
----------------------------------------------------------------------------------------------------------------------------
Total revenues                      $1,234         $ 2,504         $ 2,569           $254           $ 969          $1,469
Operating and other expenses          (401)           (813)           (793)           (51)           (273)           (641)
Depreciation and amortization         (305)         (1,065)           (336)            (7)           (241)           (210)
Interest expense                        --            (793)         (1,039)            --            (377)             --
----------------------------------------------------------------------------------------------------------------------------

Net income                           $ 528         $  (167)        $   401           $196           $  78          $  618
============================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                    $ 225         $   102         $    43           $139           $  37          $  124
----------------------------------------------------------------------------------------------------------------------------

                                               Three Months Ended June 30, 2000
----------------------------------------------------------------------------------------------
                                                     MC-SJP
                                                     Morris       Harborside       Combined
                                    ARCap            Realty       South Pier          Total
----------------------------------------------------------------------------------------------
Total revenues                     $4,606                --               --        $13,605
Operating and other expenses         (721)               --               --         (3,693)
Depreciation and amortization          --                --               --         (2,164)
Interest expense                     (932)               --               --         (3,141)
----------------------------------------------------------------------------------------------

Net income                         $2,953                --               --        $ 4,607
==============================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                  $  400                --               --        $ 1,070
----------------------------------------------------------------------------------------------

                                                               Six Months Ended June 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                 American
                                                                       G&G      Financial         Ramland        Ashford
                                Pru-Beta 3            HPMC          Martco       Exchange          Realty           Loop
---------------------------------------------------------------------------------------------------------------------------
Total revenues                      $2,488         $14,992         $ 5,807          $ 379          $1,958         $ 3,064
Operating and other expenses          (782)           (948)         (1,650)           (41)           (607)         (1,416)
Depreciation and amortization         (592)           (933)           (777)           (20)           (483)           (462)
Interest expense                        --          (1,256)         (1,793)            --            (654)             --
---------------------------------------------------------------------------------------------------------------------------

Net income                          $1,114         $11,855         $ 1,587          $ 318          $  214         $ 1,186
===========================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                   $  503         $ 3,464         $   536          $(445)         $  154         $   209
---------------------------------------------------------------------------------------------------------------------------

                                                Six Months Ended June 30, 2001
-----------------------------------------------------------------------------------------------
                                                      MC-SJP
                                                      Morris       Harborside       Combined
                                     ARCap            Realty       South Pier          Total
-----------------------------------------------------------------------------------------------
Total revenues                     $27,830                --               --       $ 56,518
Operating and other expenses        (4,003)               --               --         (9,447)
Depreciation and amortization           --                --               --         (3,267)
Interest expense                    (7,890)               --               --        (11,593)
-----------------------------------------------------------------------------------------------

Net income                         $15,937                --               --       $ 32,211
===============================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                  $ 1,025                --               --       $  5,446
-----------------------------------------------------------------------------------------------

                                                                Six Months Ended June 30, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                 American
                                                                       G&G      Financial         Ramland        Ashford
                                Pru-Beta 3            HPMC          Martco       Exchange          Realty           Loop
----------------------------------------------------------------------------------------------------------------------------
Total revenues                      $2,468         $ 3,560         $ 5,281           $504          $1,947         $ 2,832
Operating and other expenses          (819)           (987)         (1,553)           (82)           (590)         (1,271)
Depreciation and amortization         (611)         (1,406)           (762)           (20)           (482)           (403)
Interest expense                        --          (1,120)         (1,914)            --            (746)             --
----------------------------------------------------------------------------------------------------------------------------

Net income                          $1,038         $    47         $ 1,052           $402          $  129         $ 1,158
============================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                   $  441         $   102         $   212           $345          $   62         $   245
----------------------------------------------------------------------------------------------------------------------------

                                                  Six Months Ended June 30, 2000
-----------------------------------------------------------------------------------------------
                                                      MC-SJP
                                                      Morris       Harborside       Combined
                                     ARCap            Realty       South Pier          Total
-----------------------------------------------------------------------------------------------
Total revenues                     $11,150                --               --        $27,742
Operating and other expenses        (1,292)               --               --         (6,594)
Depreciation and amortization           --                --               --         (3,684)
Interest expense                    (1,701)               --               --         (5,481)
-----------------------------------------------------------------------------------------------

Net income                         $ 8,157                --               --        $11,983
===============================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                  $   800                --               --        $ 2,207
-----------------------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS

                                                  June 30,       December 31,
                                                      2001               2000
--------------------------------------------------------------------------------
Deferred leasing costs                            $ 84,963           $ 80,667
Deferred financing costs                            26,443             23,085
--------------------------------------------------------------------------------
                                                   111,406            103,752
Accumulated amortization                           (29,673)           (26,303)
--------------------------------------------------------------------------------
Deferred charges, net                               81,733             77,449
Prepaid expenses and other assets                   18,604             25,206
--------------------------------------------------------------------------------

Total deferred charges and other assets, net      $100,337           $102,655
================================================================================

6. RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                 June 30,       December 31,
                                                     2001               2000
--------------------------------------------------------------------------------
Security deposits                                  $7,409             $6,477
Escrow and other reserve funds                         83                 80
--------------------------------------------------------------------------------

Total restricted cash                              $7,492             $6,557
================================================================================

7. RENTAL PROPERTY HELD FOR SALE

As of June 30, 2001, the Company has identified 41 office properties, aggregating approximately 4.8 million square feet, and two land parcels as held for sale. These properties are located in Texas, Arizona, Colorado, Iowa and Florida. Such properties carried an aggregate book value of $450,932, net of accumulated depreciation of $34,926 and a valuation allowance of $20,563.

As of December 31, 2000, the Company had identified 10 office properties, aggregating approximately 1.6 million square feet, and a land parcel as held for sale, all located in San Antonio and Houston, Texas. Such properties carried an aggregate book value of $107,458, net of accumulated depreciation of $7,019.

The following is a summary of the condensed results of operations of the rental properties held for sale at June 30, 2001 for the six month periods ended June 30, 2001 and 2000:

                                               Six Months Ended June 30,
                                                 2001               2000
-------------------------------------------------------------------------------
Total revenues                               $ 41,528           $ 40,125
Operating and other expenses                  (16,939)           (15,838)
Depreciation                                   (2,474)            (5,781)
-------------------------------------------------------------------------------

Net income                                   $ 22,115           $ 18,506
===============================================================================

There can be no assurance if and when sales of the Company's rental properties held for sale will occur.

During the six months ended June 30, 2001, the Company determined that the carrying amounts of certain properties identified as held for sale are not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $20,563.

The following table summarizes realized gains and unrealized losses on disposition of rental property:

                                                     Six Months Ended June 30,
                                                          2001          2000
-------------------------------------------------------------------------------
Realized gain on sale of rental property and land     $ 22,510       $76,169
Valuation allowance on rental property held for sale   (20,563)           --
-------------------------------------------------------------------------------

Total realized gains and unrealized losses            $  1,947       $76,169
===============================================================================

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

A summary of the terms of the senior unsecured notes (collectively, "Senior Unsecured Notes") outstanding as of June 30, 2001 and December 31, 2000 is as follows:

                                                             June 30,  December 31,  Effective
                                                                2001          2000    Rate (1)
------------------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003      $  185,283      $185,283        7.23%
7.000% Senior Unsecured Notes, due March 15, 2004            299,784       299,744        7.27%
7.250% Senior Unsecured Notes, due March 15, 2009            298,189       298,072        7.49%
7.835% Senior Unsecured Notes, due December 15, 2010          15,000        15,000        7.95%
7.750% Senior Unsecured Notes, due February 15, 2011         298,343            --        7.93%
------------------------------------------------------------------------------------------------

Total Senior Unsecured Notes                              $1,096,599      $798,099        7.51%
================================================================================================

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

9. REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY

On June 22, 2000, the Company obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (3.86 percent at June 30, 2001) plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Company's unsecured debt rating, the interest rate and facility fee will be changed on a sliding scale. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

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

PRUDENTIAL FACILITY

The Company had a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which bore interest at 110 basis points over one-month LIBOR, with a maturity date of June 29, 2001. The Prudential Facility was a recourse liability of the Operating Partnership and was secured by the Company's equity interest in Harborside Plazas 2 and 3. The Prudential Facility limited the ability of the Operating Partnership to make any distributions during any fiscal quarter in an amount in excess of 100 percent of the Operating Partnership's available funds from operations (as defined) for the immediately preceding fiscal quarter (except to the extent such excess distributions or dividends are attributable to gains from the sale of the Operating Partnership's assets or are required for the Company to maintain its status as a REIT under the
Code); provided, however, that the Operating Partnership may make distributions and pay dividends in excess of 100 percent of available funds from operations (as defined) for the preceding fiscal quarter for not more than three consecutive quarters. In addition to the foregoing, the Prudential Facility limited the liens placed upon the subject property and certain collateral, the use of proceeds from the Prudential Facility, and the maintenance of ownership of the subject property and assets derived from said ownership. The Company repaid in full and terminated the Prudential Facility on June 29, 2001.

SUMMARY

As of June 30, 2001 and December 31, 2000, the Company had outstanding borrowings of $76,500 and $348,840, respectively, under its revolving credit facilities. The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility.

10. MORTGAGES AND LOANS PAYABLE

The Company has mortgages and loans payable which are comprised of various loans collateralized by certain of the Company's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company's mortgages and loans payable as of June 30, 2001 and December 31, 2000 is as follows:

                                                                       EFFECTIVE            PRINCIPAL BALANCE AT
                                                                        INTEREST         JUNE 30,       DECEMBER 31,
PROPERTY NAME                        LENDER                                 RATE             2001              2000        MATURITY
------------------------------------------------------------------------------------------------------------------------------------
101 & 225 Executive Drive            Sun Life Assurance Co.                6.27%         $     --          $  2,198        06/01/01
Mack-Cali Morris Plains              Corestates Bank                       7.51%            2,133             2,169        12/31/01
Mack-Cali Willowbrook                CIGNA                                 8.67%            9,038             9,460        10/01/03
400 Chestnut Ridge                   Prudential Insurance Co.              9.44%           13,128            13,588        07/01/04
Mack-Cali Centre VI                  Principal Life Insurance Co.          6.87%           35,000            35,000        04/01/05
Various (a)                          Prudential Insurance Co.              7.10%          150,000           150,000        05/15/05
Mack-Cali Bridgewater I              New York Life Ins. Co.                7.00%           23,000            23,000        09/10/05
Mack-Cali Woodbridge II              New York Life Ins. Co.                7.50%           17,500            17,500        09/10/05
Mack-Cali Short Hills                Prudential Insurance Co.              7.74%           25,571            25,911        10/01/05
500 West Putnam Avenue               New York Life Ins. Co.                6.52%            9,679            10,069        10/10/05
Harborside - Plaza 1                 U.S. West Pension Trust               5.61%           56,141            54,370        01/01/06
Harborside - Plazas 2 and 3          Northwestern/Principal                7.36%          163,859            95,630        01/01/06
Mack-Cali Airport                    Allstate Life Insurance Co.           7.05%           10,474            10,500        04/01/07
Kemble Plaza I                       Mitsubishi Tr & Bk Co.          LIBOR+0.65%           32,178            32,178        01/31/09
-----------------------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                                 $547,701          $481,573
====================================================================================================================================

(a) The Company has the option to convert the mortgage loan, which is secured by 12 properties, to unsecured debt.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes (see Note 8), revolving credit facilities (see Note 9) and mortgages and loans payable as of June 30, 2001 are as follows:

                                                                                                                      WEIGHTED AVG.
                                                         SCHEDULED          PRINCIPAL                              INTEREST RATE OF
PERIOD                                                AMORTIZATION         MATURITIES           TOTAL         FUTURE REPAYMENTS (A)
------------------------------------------------------------------------------------------------------------------------------------
July through December 2001                                $ 1,554          $    2,096      $    3,650                         9.08%
2002                                                        3,260                  --           3,260                        10.25%
2003                                                        3,407             268,594         272,001                         6.61%
2004                                                        2,247             309,863         312,110                         7.34%
2005                                                        1,420             253,178         254,598                         7.14%
Thereafter                                                 (1,361)            876,542         875,181                         7.46%
------------------------------------------------------------------------------------------------------------------------------------

Totals/Weighted Average                                   $10,527          $1,710,273      $1,720,800                         7.27%
====================================================================================================================================

(a) Assumes weighted average LIBOR at June 30, 2001 of 4.04 percent in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2001 and 2000 was $52,530 and $56,035, respectively. Interest capitalized by the Company for the six months ended June 30, 2001 and 2000 was $7,315 and $4,189, respectively.

SUMMARY OF INDEBTEDNESS

As of June 30, 2001, the Company's total indebtedness of $1,720,800 (weighted average interest rate of 7.27 percent) was comprised of $108,678 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 5.07 percent) and fixed rate debt of $1,612,122 (weighted average rate of 7.42 percent).

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

The following table sets forth the changes in minority interests which relate to Preferred Units, common units and Unit Warrants in the Operating Partnership for the six months ended June 30, 2001:

                                 Preferred        Common           Unit      Preferred          Common           Unit
                                     Units         Units       Warrants    Unitholders     Unitholders       Warrants       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001         220,340     7,963,725      2,000,000       $226,005        $212,994         $8,524    $447,523
Net income                              --            --             --          7,758          10,464             --      18,222
Distributions                           --            --             --         (7,758)         (9,707)            --     (17,465)
Redemption of common
  units for shares of
  common stock                          --        (7,200)            --             --            (192)            --        (192)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001           220,340     7,956,525      2,000,000       $226,005        $213,559         $8,524    $448,088
====================================================================================================================================

MINORITY INTEREST OWNERSHIP

As of June 30, 2001 and December 31, 2000, the minority interest common unitholders owned 12.3 percent (20.1 percent, including the effect of the conversion of Preferred Units into common units) and 12.3 percent (20.1 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

12. EMPLOYEE BENEFIT PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Management has approved, for the year ended December 31, 2001, a Company matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first 3.5 percent of annual salary, as defined in the 401(k) Plan, contributed to the plan for 2001. Total expense recognized by the Company for both the six month periods ended June 30, 2001 and 2000 was $200.

13. COMMITMENTS AND CONTINGENCIES

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2001, are as follows:

Period                                                                 Amount
--------------------------------------------------------------------------------
July through December 2001                                            $   266
2002                                                                      531
2003                                                                      531
2004                                                                      534
2005                                                                      534
Thereafter                                                             21,997
--------------------------------------------------------------------------------

Total                                                                 $24,393
================================================================================

Ground lease expense incurred during the six months ended June 30, 2001 and 2000 amounted to $284 and $285, respectively.

OTHER

On June 27, 2000, both Brant Cali and John R. Cali resigned their positions as officers of the Company and Brant Cali resigned as a director of the Company. John R. Cali was appointed to the Board of Directors of the Company to take the seat previously held by Brant Cali. As required by Brant Cali and John R. Cali's employment agreements with the Company: (i) the Company paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; (ii) all options to acquire shares of the Company's common stock and Restricted Stock Awards (as hereinafter defined) held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Company. All costs associated with Brant Cali and John R. Cali's resignations, which totaled approximately $9,228, are included in non-recurring charges for the six months ended June 30, 2000.

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

Under the Repurchase Program, the Company purchased for constructive retirement 881,500 shares of its outstanding common stock for an aggregate cost of approximately $24,056 for the six months ended June 30, 2001.

STOCK OPTION PLANS

In September 2000, the Company established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan in 1996, 1997, 1998, 1999 and 2000 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. There were 60,000 stock options granted for the six months ended June 30, 2001. As of June 30, 2001, stock options outstanding had a weighted average remaining contractual life of approximately 6.9 years.

Information regarding the Company's stock option plans is summarized below:

                                                                    Weighted
                                                    Shares           Average
                                                     Under          Exercise
                                                   Options             Price
--------------------------------------------------------------------------------
Outstanding at January 1, 2001                   4,633,319            $30.14
Granted                                             60,000            $26.31
Exercised                                         (106,340)           $22.51
Lapsed or canceled                                (122,412)           $29.81
--------------------------------------------------------------------------------
Outstanding at June 30, 2001                     4,464,567            $30.28
================================================================================
Options exercisable at June 30, 2001             2,630,748            $31.28
Available for grant at June 30, 2001             2,320,978
--------------------------------------------------------------------------------

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

As of June 30, 2001, there were a total of 749,976 Stock Warrants outstanding. As of June 30, 2001, there were 671,980 Stock Warrants exercisable. For the six months ended June 30, 2001, no Stock Warrants were canceled. No Stock Warrants have been exercised through June 30, 2001.

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

Effective January 1, 2001, 24,019 Restricted Stock Awards vested and therefore were released to the officers and certain other employees. For the six months ended June 30, 2001, 7,408 unvested Restricted Stock Awards were canceled.

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

The following information presents the Company's results for the three and six month periods ended June 30, 2001 and 2000 in accordance with FASB No. 128:

                                                                                     Three Months Ended June 30,
                                                                                 2001                             2000
                                                                 -------------------------------------------------------------------
                                                                       Basic EPS       Diluted EPS       Basic EPS     Diluted EPS
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $57,673           $57,673         $94,308        $ 94,308
Add: Net income attributable to
       Operating Partnership - common units                                 --             8,119              --          13,019
     Net income attributable to
       Operating Partnership - preferred units                              --             3,879              --           3,765
------------------------------------------------------------------------------------------------------------------------------------

Adjusted net income                                                    $57,673           $69,671         $94,308        $111,092
====================================================================================================================================

Weighted average shares                                                 56,519            71,044          58,545          73,284
------------------------------------------------------------------------------------------------------------------------------------

Per Share                                                              $  1.02  $        $  0.98         $  1.61        $   1.52
====================================================================================================================================

                                                                                      Six Months Ended June 30,
                                                                               2001                               2000
                                                                 -------------------------------------------------------------------
                                                                       Basic EPS       Diluted EPS       Basic EPS     Diluted EPS
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $74,411           $74,411        $130,923        $130,923
Add: Net income attributable to
       Operating Partnership - common units                                 --            10,464              --          18,126
     Net income attributable to
       Operating Partnership - preferred units                              --             7,758              --           7,634
------------------------------------------------------------------------------------------------------------------------------------

Adjusted net income                                                    $74,411           $92,633        $130,923        $156,683
====================================================================================================================================

Weighted average shares                                                 56,662            71,198          58,420          73,237
------------------------------------------------------------------------------------------------------------------------------------

Per Share                                                              $  1.31           $  1.30        $   2.24        $   2.14
====================================================================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

                                                          Three Months               Six Months
                                                         Ended June 30,            Ended June 30,
                                                        2001          2000        2001        2000
-----------------------------------------------------------------------------------------------------
Basic EPS Shares:                                     56,519        58,545      56,662      58,420
      Add: Operating Partnership - common units        7,957         8,082       7,959       8,107
           Operating Partnership - preferred units     6,359         6,457       6,359       6,537
           (after conversion to common units)
           Stock options                                 209           200         218         173
-----------------------------------------------------------------------------------------------------

Diluted EPS Shares:                                   71,044        73,284      71,198      73,237
=====================================================================================================

Through June 30, 2001, under the Repurchase Program, the Company purchased for constructive retirement, a total of 4,777,000 shares of its outstanding common stock for an aggregate cost of approximately $132,131.

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

Selected results of operations for the three and six month periods ended June 30, 2001 and 2000 and selected asset information as of June 30, 2001 and December 31, 2000 regarding the Company's operating segment are as follows:

                                                             Total         Corporate &           Total
                                                           Segment           Other (e)         Company
---------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a):
   Three months ended:
      June 30, 2001                                     $  143,252            $  1,109      $  144,361   (f)
      June 30, 2000                                        140,117               2,372         142,489   (g)
   Six  months ended:
      June 30, 2001                                     $  284,556            $  2,505      $  287,061   (h)
      June 30, 2000                                        280,258               3,020         283,278   (i)

TOTAL OPERATING AND INTEREST EXPENSES (b):
   Three months ended:
      June 30, 2001                                     $   43,617            $ 35,689      $   79,306   (j)
      June 30, 2000                                         42,044              31,519          73,563   (k)
   Six  months ended:
      June 30, 2001                                     $   88,893            $ 69,910      $  158,803   (l)
      June 30, 2000                                         84,808              64,119         148,927   (m)

NET OPERATING INCOME (c):
   Three months ended:
      June 30, 2001                                     $   99,635            $(34,580)     $   65,055   (f) (j)
      June 30, 2000                                         98,073             (29,147)         68,926   (g) (k)
   Six  months ended:
      June 30, 2001                                     $  195,663            $(67,405)     $  128,258   (h) (l)
      June 30, 2000                                        195,450             (61,099)        134,351   (i) (m)

TOTAL ASSETS:
      June 30, 2001                                     $3,711,992            $ 47,927      $3,759,919
      December 31, 2000                                  3,623,107              53,870       3,676,977

TOTAL LONG-LIVED ASSETS (d):
      June 30, 2001                                     $3,592,243            $ 28,987      $3,621,230
      December 31, 2000                                  3,522,766              23,574       3,546,340
---------------------------------------------------------------------------------------------------------------------

(a) Total contract revenues represent all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate and Other for all periods.
(c) Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note
      (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f) Excludes $3,967 of adjustments for straight-lining of rents and $90 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,403 of adjustments for straight-lining of rents and ($3) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $7,737 of adjustments for straight-lining of rents and $126 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $5,536 of adjustments for straight-lining of rents and $54 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(j)   Excludes $21,951 of depreciation and amortization.
(k) Excludes $22,945 of depreciation and amortization and non-recurring charges of $9,228.
(l)   Excludes $45,435 of depreciation and amortization.
(m) Excludes $45,127 of depreciation and amortization and non-recurring charges of $9,228.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the three and six month periods ended June 30, 2001 ("2001"), as compared to the three and six month periods ended June 30, 2000 ("2000"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at March 31, 2000 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 1999 (for the six-month period comparisons), excluding Dispositions as defined below,
(ii) the effect of the "Acquired Properties," which represent all properties acquired or placed in service by the Company from April 1, 2000 through June 30, 2001 (for the three-month period comparisons), and which represent all properties acquired or placed in service by the Company from January 1, 2000 through June 30, 2001 (for the six-month period comparisons), and (iii) the effect of the "Dispositions", which represent results for each period for those rental properties sold by the Company during the same periods.

 THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

                                                                            Quarter Ended
                                                                               June 30,                   Dollar          Percent
(DOLLARS IN THOUSANDS)                                                   2001              2000           Change           Change
------------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                          $129,419           $122,072         $  7,347             6.0%
Escalations and recoveries from tenants                               13,430             14,627           (1,197)           (8.2)
Parking and other                                                      3,060              6,128           (3,068)          (50.1)
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                         145,909            142,827            3,082             2.2

Equity in earnings of unconsolidated joint ventures                    2,037              1,070              967            90.4
Interest income                                                          472              1,992           (1,520)          (76.3)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                    148,418            145,889            2,529             1.7
------------------------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                                     15,510             14,733              777             5.3
Utilities                                                             10,699             10,014              685             6.8
Operating services                                                    17,686             16,822              864             5.1
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                          43,895             41,569            2,326             5.6

General and administrative                                             6,856              5,159            1,697            32.9
Depreciation and amortization                                         21,951             22,945             (994)           (4.3)
Interest expense                                                      28,555             26,835            1,720             6.4
Non-recurring charges                                                     --              9,228           (9,228)         (100.0)
------------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                    101,257            105,736           (4,479)           (4.2)
------------------------------------------------------------------------------------------------------------------------------------

Income before realized gains and unrealized losses
   on disposition of rental property and
   minority interests                                                 47,161             40,153            7,008            17.5
Realized gains and unrealized losses on disposition
   of rental property                                                 22,510             73,921          (51,411)          (69.5)
------------------------------------------------------------------------------------------------------------------------------------

Income before minority interests                                      69,671            114,074          (44,403)          (38.9)
MINORITY INTERESTS:
Operating partnership                                                 11,998             16,784           (4,786)          (28.5)
Partially-owned properties                                                --              2,982           (2,982)         (100.0)
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                          $ 57,673           $ 94,308         $(36,635)          (38.8)%
====================================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

                                           TOTAL COMPANY      SAME-STORE PROPERTIES      ACQUIRED PROPERTIES      DISPOSITIONS
                                           -------------      ---------------------      -------------------      ------------
                                          Dollar   Percent      Dollar       Percent     Dollar     Percent     Dollar     Percent
                                         Change     Change      Change       Change      Change      Change     Change     Change
------------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                               $  7,347      6.0%      $ 3,963       3.2%        $8,043     6.6%     $(4,659)     (3.8)%
Escalations and recoveries
  from tenants                             (1,197)    (8.2)       (1,141)     (7.8)           566     3.9         (622)     (4.3)
Parking and other                          (3,068)   (50.1)       (3,014)    (49.2)           142     2.3         (196)     (3.2)
------------------------------------------------------------------------------------------------------------------------------------

Total                                    $  3,082      2.2%      $  (192)     (0.1)%       $8,751     6.1%     $(5,477)     (3.8)%
====================================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                        $    777      5.3%      $   149       1.0%        $1,029     7.0%     $  (401)     (2.7)%
Utilities                                     685      6.8           624       6.2            469     4.7         (408)     (4.1)
Operating services                            864      5.1           453       2.7          1,282     7.6         (871)     (5.2)
------------------------------------------------------------------------------------------------------------------------------------

Total                                    $  2,326      5.6%      $ 1,226       2.9%        $2,780     6.7%     $(1,680)     (4.0)%
====================================================================================================================================

OTHER DATA:
Number of Consolidated Properties             261                    246                       15                   10
Square feet (in thousands)                 27,353                 25,358                    1,995                2,276

Base rents for the Same-Store Properties increased $4.0 million, or 3.2 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $1.1 million, or 7.8 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses in 2001, as well as increased settle-up billings during the second quarter 2000. Parking and other income for the Same-Store Properties decreased $3.0 million, or 49.2 percent, due primarily to fewer lease termination fees in 2001.

Real estate taxes on the Same-Store Properties increased $0.1 million, or 1.0 percent, for 2001 as compared to 2000, due primarily to property tax rate increases in certain municipalities in 2001. Utilities for the Same-Store Properties increased $0.6 million, or 6.2 percent, for 2001 as compared to 2000, due primarily to increased gas rates. Operating services for the Same-Store Properties increased $0.5 million, or 2.7 percent, due primarily to an increase in maintenance costs in 2001.

Equity in earnings of unconsolidated joint ventures increased $1.0 million, or
90.4 percent, for 2001 as compared to 2000. This is due primarily to properties developed by joint ventures being placed in service during 2000 and higher occupancies at certain properties in 2001 (see Note 4 to the Financial Statements).

Interest income decreased $1.5 million, or 76.3 percent, for 2001 as compared to 2000. This decrease was due primarily to additional interest income in 2000 on investment of proceeds from the Dispositions in cash and cash equivalents.

General and administrative increased by $1.7 million, or 32.9 percent, for 2001 as compared to 2000. This increase is due primarily to increased professional fees, mostly on account of costs for transactions not consummated, and increased payroll and related costs in 2001.

Depreciation and amortization decreased by $1.0 million, or 4.3 percent, for 2001 over 2000. Of this decrease, $1.7 million, or 7.4 percent, is attributable to the Same-Store Properties, and $0.7 million, or 3.1 percent, is due to the Dispositions, partially offset by an increase of $1.4 million, or 6.2 percent, due to the Acquired Properties.

Interest expense increased $1.7 million, or 6.4 percent, for 2001 as compared to 2000. This increase is due primarily to the replacement in early 2001 of short-term credit facility borrowings with higher, long-term fixed rate unsecured debt.

Income before realized and unrealized gain on disposition of rental property and minority interests increased to $47.2 million in 2001 from $40.2 million in 2000. The increase of approximately $7.0 million is due to the factors discussed above.

Net income decreased by $36.6 million, from $94.3 million in 2000 to $57.7 million in 2001. This decrease was a result of a gain on sale of rental property in 2000 of $73.9 million, which was partially offset by a gain on sale of rental property in 2001 of $22.5 million, an increase in income before realized and unrealized gain on disposition of rental property and minority interests of $7.0 million in 2001 as compared to 2000, and a decrease in minority interests of $7.8 million in 2001.

   SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

                                                                          Six Months Ended
                                                                              June 30,                   Dollar          Percent
(DOLLARS IN THOUSANDS)                                                     2001           2000           Change           Change
------------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                            $254,795        $243,670         $ 11,125             4.6%
Escalations and recoveries from tenants                                 28,192          31,295           (3,103)           (9.9)
Parking and other                                                        5,406           9,450           (4,044)          (42.8)
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                           288,393         284,415            3,978             1.4

Equity in earnings of unconsolidated joint ventures                      5,446           2,207            3,239           146.8
Interest income                                                          1,085           2,246           (1,161)          (51.7)
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                      294,924         288,868            6,056             2.1
------------------------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                                       30,797          29,437            1,360             4.6
Utilities                                                               22,655          20,393            2,262            11.1
Operating services                                                      35,565          34,564            1,001             2.9
------------------------------------------------------------------------------------------------------------------------------------
   Sub-total                                                            89,017          84,394            4,623             5.5

General and administrative                                              12,866          11,272            1,594            14.1
Depreciation and amortization                                           45,435          45,127              308             0.7
Interest expense                                                        56,920          53,261            3,659             6.9
Non-recurring charges                                                       --           9,228           (9,228)         (100.0)
------------------------------------------------------------------------------------------------------------------------------------
   Total expenses                                                      204,238         203,282              956             0.5
------------------------------------------------------------------------------------------------------------------------------------

Income before realized gains and unrealized losses
   on disposition of rental property and
   minority interests                                                   90,686          85,586            5,100             6.0
Realized gains and unrealized losses on disposition
   of rental property                                                    1,947          76,169          (74,222)          (97.4)
------------------------------------------------------------------------------------------------------------------------------------
Income before minority interests                                        92,633         161,755          (69,122)          (42.7)
MINORITY INTERESTS:
Operating partnership                                                   18,222          25,760           (7,538)          (29.3)
Partially-owned properties                                                  --           5,072           (5,072)         (100.0)
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                            $ 74,411        $130,923         $(56,512)          (43.2)%
====================================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

                                             TOTAL COMPANY      SAME-STORE PROPERTIES     ACQUIRED PROPERTIES      DISPOSITIONS
                                             -------------      ---------------------     -------------------      ------------
                                           Dollar   Percent       Dollar    Percent        Dollar  Percent      Dollar     Percent
                                           Change    Change       Change     Change        Change   Change      Change      Change
------------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                               $ 11,125      4.6%      $ 9,273       3.8%       $14,055     5.8%    $(12,203)     (5.0)%
Escalations and recoveries
  from tenants                             (3,103)    (9.9)       (1,835)     (5.9)         1,081     3.5       (2,349)     (7.5)
Parking and other                          (4,044)   (42.8)       (3,683)    (39.0)           171     1.8         (532)     (5.6)
------------------------------------------------------------------------------------------------------------------------------------

Total                                    $  3,978      1.4%     $  3,755       1.3%       $15,307     5.4%    $(15,084)     (5.3)%
====================================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                        $  1,360      4.6%     $    461       1.6%      $  1,952     6.6%    $ (1,053)     (3.6)%
Utilities                                   2,262     11.1         1,910       9.4          1,236     6.1         (884)     (4.4)
Operating services                          1,001      2.9         1,024       3.0          2,140     6.2       (2,163)     (6.3)
------------------------------------------------------------------------------------------------------------------------------------

Total                                    $  4,623      5.5%     $  3,395       4.0%      $  5,328     6.3%    $ (4,100)     (4.8)
====================================================================================================================================

OTHER DATA:
Number of Consolidated Properties             261                    245                       16                   10
Square feet (in thousands)                 27,353                 25,297                    2,056                2,276

Base rents for the Same-Store Properties increased $9.3 million, or 3.8 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $1.8 million, or 5.9 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses in 2001, as well as increased settle-up billings in 2000. Parking and other income for the Same-Store Properties decreased $3.7 million, or 39.0 percent, due primarily to fewer lease termination fees in 2001.

Real estate taxes on the Same-Store Properties increased $0.5 million, or 1.6 percent, for 2001 as compared to 2000, due primarily to property tax rate increases in certain municipalities in 2001. Utilities for the Same-Store Properties increased $1.9 million, or 9.4 percent, for 2001 as compared to 2000, due primarily to increased gas rates. Operating services for the Same-Store Properties increased $1.0 million, or 3.0 percent, due primarily to an increase in maintenance costs in 2001.

Equity in earnings of unconsolidated joint ventures increased $3.2 million, or
146.8 percent, for 2001 as compared to 2000. This is due primarily to properties developed by joint ventures being placed in service during 2000 and higher occupancies at certain properties (see Note 4 to the Financial Statements).

Interest income decreased $1.2 million, or 51.7 percent, for 2001 as compared to 2000. This decrease was due primarily to additional interest income in 2000 on investment of proceeds from the Dispositions in cash and cash equivalents.

General and administrative increased by $1.6 million, or 14.1 percent, for 2001 as compared to 2000. This increase is due primarily to increased professional fees, mostly on account of costs for transactions not consummated, and increased payroll and related costs in 2001.

Depreciation and amortization decreased by $0.3 million, or 0.7 percent, for 2001 over 2000. Of this increase, $2.6 million, or 5.9 percent, is due to the Acquired Properties, partially offset by a decrease of $1.4 million, or 3.2 percent, due to the Dispositions and $0.9 million, or 2.0 percent, attributable to the Same-Store Properties.

Interest expense increased $3.7 million, or 6.9 percent, for 2001 as compared to 2000. This increase is due primarily to the replacement in 2001 of short-term credit facility borrowings with higher, long-term fixed rate unsecured debt.

Income before realized gains and unrealized losses on disposition of rental property and minority interests increased to $90.7 million in 2001 from $85.6 million in 2000. The increase of approximately $5.1 million is due to the factors discussed above.

Net income decreased by $56.5 million, from $130.9 million in 2000 to $74.4 million in 2001. This decrease was a result of a gain on sale of rental property of $76.2 million. This was partially offset by a gain on sale of rental property of $2.0 million in 2001, an increase in income before realized gains and unrealized losses on disposition of rental property and minority interests of $5.1 million, and a decrease in minority interests of $12.6 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS

During the six months ended June 30, 2001, the Company generated $133.0 million in cash flows from operating activities, and together with $586.8 million in borrowings from the Company's senior unsecured notes, revolving credit facilities and additional mortgage financing, $44.8 million in proceeds from sales of rental property, $19.1 million in distributions received from unconsolidated joint ventures, $6.0 million in proceeds from repayment of a mortgage note receivable and $2.4 million in proceeds from stock options exercised used an aggregate of approximately $792.1 million to acquire properties and land parcels and pay for other tenant and building improvements totaling $148.1 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $494.7 million, pay quarterly dividends and distributions of $87.0 million, invest $24.5 million in unconsolidated joint ventures, pay financing costs of $3.2 million, repurchase 881,500 shares of its outstanding common stock for $24.1 million, add $0.9 million to restricted cash and add $9.6 million to cash and cash equivalents.

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

Consistent with its strategy, in the fourth quarter 2000, the Company started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The total cost of the project is currently projected to be approximately $260 million and is anticipated to be completed in late 2002. Additionally, in the fourth quarter 2000, the Company, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Company's Harborside complex. The total cost of this project is currently projected to be approximately $140 million and is anticipated to be completed in late 2002. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. for a 15-year term. The lease agreement obligates the Company, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Company to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Company be unable to or choose not to provide such expansion space, the Company could be liable to Schwab for its actual damages, in no event to exceed $15.0 million. The Company expects to finance its funding requirements under both Plazas 5 and 10 projects through drawing on its revolving credit facilities, construction financing, or through joint venture arrangements.

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

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Company is permitted to purchase up to an additional $150.0 million of the Company's outstanding common stock above the $52.6 million that had previously been purchased. From that date through July 31, 2001, the Company purchased for constructive retirement 2.9 million shares of its outstanding common stock for an aggregate cost of approximately $79.7 million under the Repurchase Program. The Company has authorization to repurchase up to an additional $70.3 million of its outstanding common stock which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

As of June 30, 2001, the Company's total indebtedness of $1.7 billion (weighted average interest rate of 7.27 percent) was comprised of $108.7 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 5.07 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.42 percent).

As of June 30, 2001, the Company had outstanding borrowings of $76.5 million under its 2000 Unsecured Facility (with aggregate borrowing capacity of $800.0 million). The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Company's unsecured debt rating, the interest and facility fee rate will be changed on a sliding scale. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Company believes that the 2000 Unsecured Facility is sufficient to meet its revolving credit facility needs.

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

The terms of the Operating Partnership's unsecured debt include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

On May 18, 2001, the Company obtained $70.0 million in additional mortgage financing secured by Harborside Financial Center Plazas II and III from the existing lender. The 7.42 percent interest only financing matures concurrent with the existing financing on January 1, 2006. The total financing secured by Harborside Financial Center Plazas II and III of $163.9 million at June 30, 2001, has a weighted average interest rate of 7.36 percent. Proceeds from the financing were used to pay down the outstanding borrowings on the 2000 Unsecured Facility.

As of June 30, 2001, the Company had 236 unencumbered properties, totaling 21.3 million square feet, representing 77.3 percent of the Company's total portfolio on a square footage basis.

The Company has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Company. The Company and Operating Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.1 billion of unsecured debt.

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

As of June 30, 2001, the Company's total debt had a weighted average term to maturity of approximately 5.3 years. The Company does not intend to reserve funds to retire the Company's unsecured corporate debt or its mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2001. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

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

FUNDS FROM OPERATIONS

The Company considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, one measure of REIT performance. Funds from operations is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring, other extraordinary items, and realized gains and unrealized losses on disposition of depreciable rental property, plus real estate-related depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity. Funds from operations presented herein is not necessarily comparable to funds from operations presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's funds from operations is comparable to the funds from operations of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), after the adjustment for straight-lining of rents and non-recurring charges.

Funds from operations for the three and six month periods ended June 30, 2001 and 2000, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):

                                                                               Three Months                       Six Months
                                                                              Ended June 30,                     Ended June 30,
                                                                            2001           2000                2001         2000
------------------------------------------------------------------------------------------------------------------------------------
Income before realized gains and unrealized losses
      on disposition of rental property and
      minority interests                                                 $47,161         $40,153         $  90,686      $  85,586
Add:    Real estate-related depreciation and
          amortization (1)                                                23,068          23,434            47,071         46,152
        Gain on sale of land                                                  --              --                --          2,248
        Non-recurring charges                                                 --           9,228                --          9,228
Deduct: Rental income adjustment for
          straight-lining of rents (2)                                    (4,057)         (3,400)           (7,862)        (5,590)
        Minority interests:
          partially-owned properties                                          --          (2,982)               --         (5,072)
------------------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment
      for straight-lining of rents and non-recurring
      charges                                                            $66,172         $66,433         $ 129,895      $ 132,552
Deduct: Distributions to preferred unitholders                            (3,879)         (3,765)           (7,758)        (7,634)
------------------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for
      straight-lining of rents and non-recurring
      charges, after distributions to preferred
      unitholders                                                        $62,293         $62,668         $ 122,137      $ 124,918
====================================================================================================================================
Cash flows provided by operating activities                                                              $ 133,022      $ 120,576
Cash flows used in investing activities                                                                  $(103,715)     $  62,329
Cash flows used in financing activities                                                                  $ (19,748)     $(181,041)
------------------------------------------------------------------------------------------------------------------------------------
Basic weighted averages shares/units
      outstanding (3)                                                     64,476          66,627            64,621         66,527
------------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares/units
      outstanding (3)                                                     71,044          73,284            71,198         73,237
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes the Company's share from unconsolidated joint ventures of $1,471 and $686 for the three months ended June 30, 2001 and 2000, respectively, and $2,193 and $1,420 for the six months ended June 30, 2001 and 2000, respectively.
(2) Includes the Company's share from unconsolidated joint ventures of $90 and $(3) for the three months ended June 30, 2001 and 2000, respectively, and $126 and $54 for six months ended June 30, 2001 and 2000, respectively.
(3) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:

                                             Three Months          Six Months
                                            Ended June 30,       Ended June 30,
                                            2001      2000      2001     2000
--------------------------------------------------------------------------------
Basic weighted average shares:             56,519    58,545    56,662   58,420
Add: Weighted average common units          7,957     8,082     7,959    8,107
--------------------------------------------------------------------------------
Basic weighted average shares/units:       64,476    66,627    64,621   66,527
Add: Weighted average preferred units
     (after conversion to common units)     6,359     6,457     6,359    6,537
Stock options                                 209       200       218      173
--------------------------------------------------------------------------------

Diluted weighted average shares/units:     71,044    73,284    71,198   73,237
================================================================================

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

Approximately $1.6 billion of the Company's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2001 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

JUNE 30, 2001

DEBT,                       7/1/01 -
INCLUDING CURRENT PORTION   12/31/01      2002          2003         2004         2005     THEREAFTER           TOTAL     FAIR VALUE
-------------------------   --------      ----          ----         ----         ----     ----------           -----     ----------

Fixed Rate                    $3,650    $3,260      $195,500     $312,110     $254,598       $843,004      $1,612,122     $1,619,032

Average Interest Rate          9.08%    10.25%         7.31%        7.34%        7.14%          7.53%           7.42%

Variable Rate                                       $ 76,500                                 $ 32,178      $  108,678     $  108,678

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

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 15, 2000, the Company held its Annual Meeting of Stockholders to elect five directors to the Board of Directors of the Company, among other things. At the Annual Meeting, the Company's stockholders elected the following Class I directors to serve until the Annual Meeting of Stockholders to be held in 2004: Brendan T. Byrne (Number of shares for: 47,392,598, Number of shares against:
         1,143,853), Martin D. Gruss (Number of shares for: 47,422,540, Number of shares against: 1,113,911), Vincent Tese (Number of shares for: 47,426,848, Number of shares against: 1,109,603), and Roy J. Zuckerberg (Number of shares for: 47,425,081, Number of shares against: 1,111,370). The remaining members of the 13 member Board of Directors and their respective terms of offices are as follows:
         Class II directors, Nathan Gantcher, Earle I. Mack, William L. Mack and Alan G. Philibosian, whose terms expire at the Annual Meeting of Stockholders to be held in 2002 and Class III directors, John J. Cali, John R. Cali, Mitchell E. Hersh, Irvin D. Reid and Robert F. Weinberg, whose terms expire at the Annual Meeting of Stockholders to be held in 2003.

         At the Annual Meeting, the Company's stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP, independent accountants, as the Company's independent accountants for the ensuing year (Number of shares for: 48,335,671, Number of shares against: 68,785, Number of shares abstained: 131,995, Number of broker non-votes: 0).

         In addition, at the Annual Meeting the Company's stockholders voted upon and approved, by the vote of at least a majority of all outstanding shares that is required for charter amendments, the adoption of an amendment to the charter of the Company to decrease the affirmative stockholder vote required to approve any extraordinary corporate action, such as a merger, consolidation, sale of all or substantially all of the assets or dissolution of the Company, from two-thirds to a majority of all votes entitled to be cast on the action by the holders of the outstanding shares of stock of the Company (Number of shares for: 32,458,044, Number of shares against: 8,972,767, Number of shares abstained: 103,363, Number of broker non-votes: 7,002,277). Accordingly, the proposal passed by a vote of 56.98% of the Company's outstanding shares.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

                          MACK-CALI REALTY CORPORATION

                                ITEM 6 - EXHIBITS

(a)      Exhibits

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

         EXHIBIT
         NUMBER     EXHIBIT TITLE
         ------     -------------

        *3.1        Restated Charter of Mack-Cali Realty Corporation dated June
                    11, 2001.

         3.2 Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company's
                    Form 8-K dated June 10, 1999 and incorporated herein by reference).

         3.3 Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as
                    Exhibit 10.110 to the Company's Form 8-K dated December 11,
                    1997 and incorporated herein by reference).

         3.4 Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated
                    August 21, 1998 (filed as Exhibit 3.1 to the Company's and the Operating Partnership's Registration Statement on Form
                    S-3, Registration No. 333-57103, and incorporated herein by reference).

         3.5        Second Amendment to the Second Amended and Restated
                    Agreement of Limited Partnership of Mack-Cali Realty, L.P.
                    dated July 6, 1999 (filed as Exhibit 10.1 to the Company's
                    Form 8-K dated July 6, 1999 and incorporated herein by reference).

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

         4.3        Indenture dated as of March 16, 1999, by and among Mack-Cali
                    Realty, L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Operating Partnership's Form 8-K dated
                    March 16, 1999 and incorporated herein by reference).

         4.4 Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington
                    Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated March 16, 1999 and incorporated herein by reference).

         EXHIBIT
         NUMBER     EXHIBIT TITLE
         ------     -------------

         4.5 Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington
                    Trust Company, as trustee (filed as Exhibit 4.4 to the Operating Partnership's Form 10-Q dated June 30, 1999 and incorporated herein by reference).

         4.6 Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated December 21,
                    2000 and incorporated herein by reference).

         4.7 Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership's Form 8-K dated January 29,
                    2001 and incorporated herein by reference).

         10.1       Amended and Restated Employment Agreement dated as of July
                    1, 1999 between Mitchell E. Hersh and Mack-Cali Realty
                    Corporation (filed as Exhibit 10.2 to the Company's Form
                    10-Q dated June 30, 1999 and incorporated herein by reference).

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

         10.5       Employment Agreement dated as of December 5, 2000 between
                    Michael Grossman and Mack-Cali Realty Corporation (filed as
                    Exhibit 10.5 to the Company's Form 10-K for the year ended
                    December 31, 2000 and incorporated herein by reference).

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

         10.10 Restricted Share Award Agreement dated as of March 12, 2001 between Roger W. Thomas and Mack-Cali Realty Corporation
                    (filed as Exhibit 10.10 to the Company's Form 10-Q dated
                    March 31, 2001 and incorporated herein by reference).

         10.11 Restricted Share Award Agreement dated as of March 12, 2001 between Michael Grossman and Mack-Cali Realty Corporation
                    (filed as Exhibit 10.11 to the Company's Form 10-Q dated
                    March 31, 2001 and incorporated herein by reference).

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

         10.15      Employee Stock Option Plan of Mack-Cali Realty Corporation
                    (filed as Exhibit 10.1 to the Company's Post-Effective
                    Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

         10.16      Director Stock Option Plan of Mack-Cali Realty Corporation
                    (filed as Exhibit 10.2 to the Company's Post-Effective
                    Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

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

         EXHIBIT
         NUMBER     EXHIBIT TITLE
         ------     -------------

        *10.19 Amended and Restated Mortgage and Security made as of May 18, 2001 between Cali Harborside (Fee) Associates L.P., a New Jersey limited partnership, Cal-Harbor II & III Urban
                    Renewal Associates L.P., a New Jersey limited partnership,
                    Cal-Harbor IV Urban Renewal Associates L.P., a New Jersey limited partnership and Cal-Harbor VI Urban Renewal
                    Associates L.P., a New Jersey limited partnership, and The
                    Northwestern Mutual Life Insurance Company, a Wisconsin corporation, and Principal Life Insurance Company, an Iowa corporation, formerly known as Principal Mutual Life
                    Insurance Company.

        *10.20      Promissory Note of Cali Harborside (Fee) Associates L.P., a
                    New Jersey limited partnership, Cal-Harbor II & III Urban
                    Renewal Associates L.P., a New Jersey limited partnership,
                    Cal-Harbor IV Urban Renewal Associates L.P., a New Jersey limited partnership and Cal-Harbor VI Urban Renewal
                    Associates L.P., a New Jersey limited partnership, dated as of May 18, 2001 in the amount of $35,000,000.00 payable to the order of Principal Life Insurance Company, an Iowa corporation.

        *10.21      Promissory Note of Cali Harborside (Fee) Associates L.P., a
                    New Jersey limited partnership, Cal-Harbor II & III Urban
                    Renewal Associates L.P., a New Jersey limited partnership,
                    Cal-Harbor IV Urban Renewal Associates L.P., a New Jersey limited partnership and Cal-Harbor VI Urban Renewal
                    Associates L.P., a New Jersey limited partnership, dated as of May 18, 2001 in the amount of $35,000,000.00 payable to the order of The Northwestern Mutual Life Insurance Company, a Wisconsin corporation.

        *10.22      Purchase and Sale Agreement dated August 3, 2001, between Robert
                    Martin Company, LLC, a New York limited liability company, and
                    5/6 Skyline Realty L.L.C., a New York limited liability company.

        *10.23      Partnership Interest Purchase Agreement dated August 3, 2001, by and between Madeira-RMC L.P., a New York limited partnership,
                    Madeira Management Company, Inc., a Delaware corporation, Merlot
                    Management Company, Inc., a Delaware corporation, Robert Martin
                    Company, LLC, a New York limited liability company, and Robert
                    Martin Company, LLC, as agent for 5/6 Skyline Realty L.L.C., a
                    New York limited liability company.

        *10.24 Nominee Agreement dated as of August 3, 2001, by and between Robert Martin Company, LLC, a New York limited liability company, and 5/6 Skyline Realty L.L.C., a New York limited liability company.

(b)      Reports on Form 8-K

During the second quarter of 2001, the Company filed a report on Form 8-K dated May 10, 2001, furnishing under Items 7 and 9 certain supplemental data regarding its operations. The Company also filed a report on Form 8-K dated May 15, 2001, furnishing under Items 5 and 7 the voting results of the proposals presented to stockholders at the Company's Annual Meeting of Stockholders held on May 15, 2001, and the Company's charter amendment.

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

                                              MACK-CALI REALTY CORPORATION
                                              ----------------------------
                                              (Registrant)


Date: August 8, 2001                    By:    /s/ MITCHELL E. HERSH
                                               ---------------------------
                                               Mitchell E. Hersh
                                               Chief Executive Officer


Date: August 8, 2001                    By:    /s/ BARRY LEFKOWITZ
                                               ---------------------------
                                               Barry Lefkowitz
                                               Executive Vice President &
                                               Chief Financial Officer