Form 10-Q
period 2001-09-30
MACK CALI REALTY CORP
filed 2001-11-08
CIK 924901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to...........................
Commission file number 1-13274

                          Mack-Cali Realty Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                      22-3305147
--------------------------------------             -----------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) YES /X/ NO / / and (2) has been subject to such filing requirements for the past ninety (90) days
YES /X/ NO/ /.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2001, there were 56,988,405 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                    FORM 10-Q

                                      INDEX


                                                                                                          PAGE
PART I     FINANCIAL INFORMATION

           Item 1.    Financial Statements:

                      Consolidated Balance Sheets as of September 30, 2001
                           and December 31, 2000.......................................................     4

                      Consolidated Statements of Operations for the three and nine month
                           periods ended September 30, 2001 and 2000...................................     5

                      Consolidated Statement of Changes in Stockholders' Equity
                           for the nine months ended September 30, 2001................................     6

                      Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 2001 and 2000...........................................     7

                      Notes to Consolidated Financial Statements.......................................   8-28

           Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...................................................   29-37

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk.......................    38

PART II    OTHER INFORMATION AND SIGNATURES

           Item 1.    Legal Proceedings................................................................    39

           Item 2.    Changes in Securities and Use of Proceeds........................................    39

           Item 3.    Defaults Upon Senior Securities..................................................    39

           Item 4.    Submission of Matters to a Vote of Security Holders..............................    39

           Item 5.    Other Information................................................................    39

           Item 6.    Exhibits.........................................................................   40-43

                      Signatures.......................................................................    44

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

           The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
==================================================================================================================

                                                                                   September 30,
                                                                                            2001      December 31,
                                                                                     (UNAUDITED)             2000
ASSETS
------------------------------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                                      $   473,363      $   542,841
   Buildings and improvements                                                          2,676,999        2,934,383
   Tenant improvements                                                                   124,769          106,208
   Furniture, fixtures and equipment                                                       7,060            6,445
------------------------------------------------------------------------------------------------------------------
                                                                                       3,282,191        3,589,877
   Less - accumulated depreciation and amortization                                     (330,027)        (302,932)
------------------------------------------------------------------------------------------------------------------
                                                                                       2,952,164        3,286,945
   Rental property held for sale, net                                                    422,735          107,458
------------------------------------------------------------------------------------------------------------------
     Net investment in rental property                                                 3,374,899        3,394,403
Cash and cash equivalents                                                                 44,966           13,179
Investments in unconsolidated joint ventures                                             135,416          101,438
Unbilled rents receivable, net                                                            59,294           50,499
Deferred charges and other assets, net                                                   100,678          102,655
Restricted cash                                                                            7,543            6,557
Accounts receivable, net of allowance for doubtful accounts
     of $953 and $552                                                                      6,043            8,246
------------------------------------------------------------------------------------------------------------------

Total assets                                                                         $ 3,728,839      $ 3,676,977
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Senior unsecured notes                                                               $ 1,096,721      $   798,099
Revolving credit facilities                                                               73,000          348,840
Mortgages and loans payable                                                              544,697          481,573
Dividends and distributions payable                                                       43,998           43,496
Accounts payable and accrued expenses                                                     55,439           53,608
Rents received in advance and security deposits                                           30,922           31,146
Accrued interest payable                                                                   9,664           17,477
------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                 1,854,441        1,774,239
------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS:
Operating Partnership                                                                    446,532          447,523
Partially-owned properties                                                                    --            1,925
------------------------------------------------------------------------------------------------------------------
     Total minority interests                                                            446,532          449,448
------------------------------------------------------------------------------------------------------------------

Commitments and contingencies


STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                                     --               --
Common stock, $0.01 par value, 190,000,000 shares authorized,
     56,333,692 and 56,980,893 shares outstanding                                            564              570
Additional paid-in capital                                                             1,495,369        1,513,037
Dividends in excess of net earnings                                                      (62,951)         (57,149)
Unamortized stock compensation                                                            (5,116)          (3,168)
------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                        1,427,866        1,453,290
------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                           $ 3,728,839      $ 3,676,977
==================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)
=======================================================================================================================

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
REVENUES                                                            2001           2000          2001           2000
-----------------------------------------------------------------------------------------------------------------------
Base rents                                                        $ 126,789      $ 123,600     $ 381,584      $ 367,270
Escalations and recoveries from tenants                              13,944         13,763        42,136         45,058
Parking and other                                                     2,610          3,534         8,016         12,984
Equity in earnings of unconsolidated joint ventures                   1,884          2,194         7,330          4,401
Interest income                                                         685            291         1,770          2,537
-----------------------------------------------------------------------------------------------------------------------
     Total revenues                                                 145,912        143,382       440,836        432,250
-----------------------------------------------------------------------------------------------------------------------

EXPENSES
-----------------------------------------------------------------------------------------------------------------------
Real estate taxes                                                    16,012         15,732        46,809         45,169
Utilities                                                            11,517         11,604        34,172         31,997
Operating services                                                   16,336         16,855        51,901         51,419
General and administrative                                            8,767          5,461        21,633         16,733
Depreciation and amortization                                        22,529         23,320        67,964         68,447
Interest expense                                                     27,772         25,862        84,692         79,123
Non-recurring charges                                                    --         27,911            --         37,139
-----------------------------------------------------------------------------------------------------------------------
     Total expenses                                                 102,933        126,745       307,171        330,027
-----------------------------------------------------------------------------------------------------------------------
Income before realized gains and unrealized losses
   on disposition of rental property and minority interests          42,979         16,637       133,665        102,223
Realized gains and unrealized losses on disposition of
   rental property, net                                             (11,624)        10,036        (9,677)        86,205
-----------------------------------------------------------------------------------------------------------------------
Income before minority interests                                     31,355         26,673       123,988        188,428
MINORITY INTERESTS:
Operating partnership                                                 7,346          6,661        25,568         32,421
Partially-owned properties                                               --             --            --          5,072
-----------------------------------------------------------------------------------------------------------------------

Net income                                                        $  24,009      $  20,012     $  98,420      $ 150,935
=======================================================================================================================

Basic earnings per share                                          $    0.43      $    0.34     $    1.74      $    2.58

Diluted earnings per share                                        $    0.43      $    0.34     $    1.74      $    2.50
-----------------------------------------------------------------------------------------------------------------------

Dividends declared per common share                               $    0.62      $    0.61     $    1.84      $    1.77
-----------------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                            56,129         58,711        56,482         58,518

Diluted weighted average shares outstanding                          64,403         66,914        64,691         73,276
-----------------------------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS" EQUITY (IN THOUSANDS) (UNAUDITED)
====================================================================================================================================

                                                                             Additional    Dividends in   Unamortized      Total
                                                        Common Stock           Paid-In       Excess of       Stock     Stockholders'
                                                      Shares    Par Value      Capital     Net Earnings   Compensation     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                             56,981        $570     $ 1,513,037   $   (57,149)  $    (3,168)  $ 1,453,290
   Net income                                              --          --              --        98,420            --        98,420
   Dividends                                               --          --              --      (104,222)           --      (104,222)
   Redemption of common units for
    shares of common stock                                  8          --             219            --            --           219
   Proceeds from stock options exercised                  173           2           4,018            --            --         4,020
   Deferred compensation plan for directors                --          --             116            --            --           116
   Issuance of Restricted Stock Awards                     94           1           2,526            --        (2,527)           --
   Amortization of stock compensation                      --          --              --            --         1,031         1,031
   Adjustment to fair value of restricted stock            --          --             652            --          (652)           --
   Cancellation of Restricted Stock Awards                 (7)         --            (200)           --           200            --
   Repurchase of common stock                            (915)         (9)        (24,999)           --            --       (25,008)
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001                          56,334        $564     $ 1,495,369   $   (62,951)  $    (5,116)  $ 1,427,866
====================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)
===================================================================================================================

                                                                                            Nine Months Ended
                                                                                              September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                                       2001           2000
-------------------------------------------------------------------------------------------------------------------
Net income                                                                              $  98,420      $ 150,935
Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                       67,964         68,447
       Amortization of stock compensation                                                   1,031          1,598
       Amortization of deferred financing costs and debt discount                           3,815          2,857
       Stock options charge                                                                    --          1,550
       Equity in earnings of unconsolidated joint ventures                                 (7,330)        (4,401)
       Realized gains and unrealized losses on disposition of rental property, net          9,677        (86,205)
       Minority interests                                                                  25,568         37,493
Changes in operating assets and liabilities:
       Increase in unbilled rents receivable, net                                          (9,705)        (9,056)
       Increase in deferred charges and other assets, net                                   2,711        (33,840)
       Decrease (increase) in accounts receivable, net                                      2,203           (960)
       Increase in accounts payable and accrued expenses                                    1,831         11,067
       Decrease in rents received in advance and security deposits                           (224)        (1,131)
       Decrease in accrued interest payable                                                (7,813)       (10,121)
-------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                                          $ 188,148      $ 128,233
===================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                            $(189,945)     $(224,797)
Repayment of mortgage note receivable                                                       5,983             --
Investments in unconsolidated joint ventures                                              (64,191)       (12,687)
Distributions from unconsolidated joint ventures                                           37,544         10,782
Proceeds from sales of rental property                                                    124,069        281,225
(Increase) decrease in restricted cash                                                       (986)           634
-------------------------------------------------------------------------------------------------------------------

     Net cash (used in) provided by  investing activities                               $ (87,526)     $  55,157
===================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                                    $ 298,269      $      --
Proceeds from revolving credit facilities                                                 327,367        551,618
Proceeds from mortgages and loans payable                                                  70,000             --
Repayments of revolving credit facilities                                                (603,208)      (464,135)
Repayments of mortgages and loans payable                                                  (6,876)       (43,567)
Distributions to minority interest in partially-owned properties                               --        (88,672)
Repurchase of common stock                                                                (25,008)        (5,237)
Payment of financing costs                                                                 (3,339)        (6,090)
Proceeds from stock options exercised                                                       4,020          2,155
Payment of dividends and distributions                                                   (130,060)      (127,543)
-------------------------------------------------------------------------------------------------------------------

     Net cash used in financing activities                                              $ (68,835)     $(181,471)
===================================================================================================================

Net increase in cash and cash equivalents                                               $  31,787      $   1,919
Cash and cash equivalents, beginning of period                                             13,179          8,671
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                                $  44,966      $  10,590
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

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company") is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of September 30, 2001, the Company owned or had interests in 269 properties, plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.7 million square feet, and are comprised of 162 office buildings and 95 office/flex buildings totaling approximately 28.3 million square feet (which includes eight office buildings and one office/flex building aggregating 1.5 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), nine industrial/warehouse buildings totaling approximately 387,400 square feet, one multi-family residential complex consisting of 124 units, two stand-alone retail properties and three land leases. The Properties are located in 10 states, primarily in the Northeast, plus the District of Columbia.

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

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $164,908 and $188,077 as of September 30, 2001 and December 31, 2000, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                        Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                        Leasehold interests                                                     Remaining lease term
                        ------------------------------------------ --------------------------------------------------
                        Buildings and improvements                                                     5 to 40 years
                        ------------------------------------------ --------------------------------------------------
                        Tenant improvements                                               The shorter of the term of
                                                                                    the related lease or useful life
                        ------------------------------------------ --------------------------------------------------
                        Furniture, fixtures and equipment                                              5 to 10 years
                        ------------------------------------------ --------------------------------------------------

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

                        When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of estimated selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. See Note 7.

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

DEFERRED
FINANCING
COSTS Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,180 and $1,055 for the three months ended September 30, 2001 and 2000, respectively, and $3,462 and $2,857 for the nine months ended September 30, 2001 and 2000, respectively.

DEFERRED
LEASING COSTS           Costs incurred in connection with leases are capitalized
                        and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $899 and $794 for the three months ended
                        September 30, 2001 and 2000, respectively, and $2,501
                        and $2,383 for the nine months ended September 30, 2001 and 2000, respectively.

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

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The dividends and distributions payable at September 30, 2001 represents dividends payable to shareholders of record as of October 3, 2001 (56,649,469 shares), distributions payable to minority interest common unitholders (7,955,525 common units) on that same date and preferred distributions payable to preferred unitholders (220,340 preferred units) for the third quarter 2001. The third quarter 2001 dividends and common unit distributions of $0.62 per share and per common unit, as well as the third quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors on September 20, 2001 and paid on October 22, 2001.

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

3. ACQUISITIONS, PROPERTY SALES AND OTHER TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS
The Company acquired the following operating properties during the nine months ended September 30, 2001:


--------------- ------------------------------- ----------------------------------- -------- ------------ --------------
Acquisition                                                                            # of     Rentable  Investment by
Date            Property/Portfolio Name         Location                             Bldgs.  Square Feet        Company
--------------- ------------------------------- ----------------------------------- -------- ------------ --------------
OFFICE:
-------
4/6/01          4 & 6 Campus Drive (a)          Parsippany, Morris County, NJ             2      295,766        $48,404
--------------- ------------------------------- ----------------------------------- -------- ------------ --------------

Total Office Property Acquisitions:                                                       2      295,766        $48,404
=============================================== =================================== ======== ============ ==============

OFFICE/FLEX:
2/14/01          31 & 41 Twosome Drive (b) (c)  Moorestown, Burlington County, NJ         2      127,250         $7,155
4/27/01          1245 & 1247 N. Church St,
                   2 Twosome Drive (b) (c)      Moorestown, Burlington County, NJ         3      154,200         11,083
8/3/01           5 & 6 Skyline Drive (a) (d)    Hawthorne, Westchester County, NY         2      168,177         14,846
---------------- ------------------------------ ----------------------------------- -------- ------------ --------------

Total Office/Flex Property Acquisitions:                                                  7      449,627        $33,084
=============================================== =================================== ======== ============ ==============

Total Operating Property Acquisitions:                                                    9      745,393        $81,488
=================================================================================== ======== ============ ==============

(a) Transaction was funded primarily through borrowing on the Company's revolving credit facility.
(b) Transactions were funded primarily from net proceeds received in the sale of a rental property as well as the Company's cash reserves.
(c) The properties were acquired through the exercise of a purchase option obtained in the initial acquisition of the McGarvey portfolio in January 1998.
(d) The property was acquired from an entity whose principals include, among others, Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively.

PROPERTIES PLACED IN SERVICE
The Company placed in service the following properties during the nine months ended September 30, 2001:


---------------- ---------------------------- --------------------------------- ------- ------------ ----------------
Date Placed                                                                       # of     Rentable    Investment by
in Service       Property/Portfolio Name      Location                          Bldgs.  Square Feet      Company (a)
---------------- ---------------------------- --------------------------------- ------- ------------ ----------------
OFFICE:
-------
1/15/01          105 Eisenhower Parkway       Roseland, Essex County, NJ             1      220,000          $43,300
3/1/01           8181 East Tufts Avenue       Denver, Denver County, CO              1      185,254           34,371
---------------- ---------------------------- --------------------------------- ------- ------------ ----------------

Total Properties Placed in Service                                                   2      405,254          $77,671
============================================= ================================= ======= ============ ================

(a) Transactions were funded primarily through draws on the Company's revolving credit facilities.

LAND ACQUISITIONS
On September 13, 2001, the Company acquired approximately 5.0 acres of developable land located in Elmsford, Westchester County, New York. The land was acquired for approximately $1,000 from an entity whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively. The Company has commenced construction of a fully pre-leased 33,000 square-foot office/flex building on the acquired land.

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

PROPERTY SALES
The Company sold the following properties during the nine months ended September 30, 2001:


----------------------------------------------------------------------------------------------------------------------
Sale                                                                 # of   Rentable   Net Sales Net Book    Realized
Date         Property Name          Location                        Bldgs. Square Feet  Proceeds    Value  Gain (Loss)
----------------------------------------------------------------------------------------------------------------------
OFFICE:
-------
6/1/01       1777 N.E. Loop 410     San Antonio, Bexar County, TX       1    256,137   $21,313  $16,703       $4,610
6/15/01      14511 Falling Creek    Houston, Harris County, TX          1     70,999     2,982    2,458          524
7/17/01      8214 Westchester       Dallas, Dallas County, TX           1     95,509     8,966    8,465          501
8/1/01       2600 Westown Parkway   West Des Moines, Polk               1     72,265     5,165    5,570         (405)
                                    County, IA

9/26/01      1709 New York Ave, NW  Washington, DC                      1    166,000    65,151   50,640       14,511

RESIDENTIAL:
------------
6/21/01      Tenby Chase Apartments Delran, Burlington County, NJ       1  327 units    19,336    2,399       16,937

OTHER:
------
4/3/01       North Pier-Harborside  Jersey City, Hudson County,        --        n/a     3,357    2,918          439
             (a)                    NJ
----------------------------------------------------------------------------------------------------------------------

Totals:                                                                 6    660,910  $126,270  $89,153      $37,117
======================================================================================================================

(a) Net sales proceeds consisted of cash and note receivable. See Note 4 - North Pier at Harborside-Residential Development.

OTHER EVENTS
On June 27, 2000, both Brant Cali and John R. Cali resigned their positions as officers of the Company and Brant Cali resigned as a director of the Company. John R. Cali was appointed to the Board of Directors of the Company to take the seat previously held by Brant Cali. As required by Brant Cali and John R. Cali's employment agreements with the Company: (i) the Company paid $2,820 and $2,806 (less applicable withholding) to Brant Cali and John R. Cali, respectively; (ii) all options to acquire shares of the Company's common stock and Restricted Stock Awards (as hereinafter defined) held by Brant Cali and John R. Cali became fully vested on the effective date of their resignations from the Company. All costs associated with Brant Cali and John R. Cali's resignations, which totaled approximately $9,228, are included in non-recurring charges for the nine months ended September 30, 2000.

On September 21, 2000, the Company and Prentiss Properties Trust, a Maryland REIT ("Prentiss"), mutually agreed to terminate the agreement and plan of merger ("Merger Agreement") dated as of June 27, 2000, among the Company, the Operating Partnership, Prentiss and Prentiss Properties Acquisition Partners, L.P., a Delaware limited partnership of which Prentiss (through a wholly-owned direct subsidiary) is the sole general partner ("Prentiss Partnership"). In connection with such termination, the Company deposited $25,000 into escrow for the benefit of Prentiss and Prentiss Partnership. This cost and approximately $2,911 of other costs associated with the termination of the Merger Agreement are included in non-recurring charges for the three and nine months ended September 30, 2000. Simultaneous with the termination, the Company sold to Prentiss its 270,703 square-foot Cielo Center property located in Austin, Travis County, Texas, and recognized a gain of approximately $10,036.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. The Company performs management and leasing services for the property owned by the joint venture and recognized $143 and $112 in fees for such services in the nine months ended September 30, 2001 and 2000, respectively. On November 5, 2001, the Company acquired the entire interest in the property for approximately $14,250.

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

   PACIFIC PLAZA I & II
   Pacific Plaza I & II is a two-phase development joint venture project between HPMC Development Partners II, L.P. and a third-party entity located in the city of Daly City, San Mateo County, California. Phase I of the project, which was placed in service in August 2001, consists of a nine-story office building, aggregating 369,682 square feet. Phase II, which is currently under construction, will comprise a three-story retail and theater complex.

   STADIUM GATEWAY
   Stadium Gateway is a 1.5 acre site located in Anaheim, Orange County, California, acquired by a joint venture between HPMC Development Partners II, L.P. and a third-party entity upon which it has commenced construction of a six-story 261,554 square-foot office building. The property is expected to be placed in service in November 2001.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional
0.1 percent interest in G&G Martco through the issuance of common units. The Company performs management and leasing services for the property owned by the joint venture and recognized $172 and $157 in fees for such services in the nine months ended September 30, 2001 and 2000, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside Financial Center office complex. The Company holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, which is currently leased to a parking operator under a 10-year agreement. Such parking facility serves a ferry service between the Company's Harborside property and Manhattan. In the fourth quarter 2000, the Company started construction of a 575,000 square-foot office building and terminated the parking agreement on certain of the land owned by the venture. The total cost of the project under construction is currently projected to be approximately $140,000. The project, which is currently 100 percent pre-leased, is anticipated to be completed in late 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $75 and $170 in fees for such services in the nine months ended September 30, 2001 and 2000, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH) On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. Subsequently, through September 30, 2001, the venture paid $19,907 ($3,943 representing the Company's share) in accordance with earn-out provisions in the acquisition contracts. The Company performs management and leasing services for the properties owned by the joint venture and recognized $140 and $89 in fees for such services in the nine months ended September 30, 2001 and 2000, respectively.

ARCAP INVESTORS, L.L.C.
On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Company and an equity holder in the Operating Partnership, is a principal of the managing member of the venture. At September 30, 2001, the venture held approximately $913,543 face value of CMBS bonds at an aggregate cost of approximately $468,971.

SOUTH PIER AT HARBORSIDE - HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into an agreement with Hyatt Corporation to develop a 350-room hotel on the Company's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project, which is expected to be completed by late 2002. The total cost of the construction project is estimated to be approximately $103,000. The venture has obtained a construction loan of $63,700, of which each partner has severally guaranteed repayment of approximately $11,148.

NORTH PIER AT HARBORSIDE - RESIDENTIAL DEVELOPMENT
On August 5, 1999, the Company entered into an agreement which provided for the sale of its North Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey to a joint venture with Lincoln Property Company Southwest, Inc., in exchange for cash and an equity interest in the venture. In April 2001, the Company sold the North Pier to the venture and received $1,330 in cash, a $2,027 note due 2002 and an equity interest. The venture began development of a residential housing project on the property for rental, which is expected to be completed by late 2002.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC
The Company has an agreement with SJP Properties Company ("SJP Properties"), which provides for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned or controlled, respectively, by the Company and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Subsequent to obtaining the requisite approvals, upon mutual consent, the Company and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the agreement with SJP Properties, on August 24, 2000, the Company entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired developable land able to accommodate approximately 650,000 square feet of office space and located in Parsippany, Morris County, New Jersey. The land was acquired for approximately $16,193. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provides, if the venture elects to develop, the insurance company will be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. In addition, the venture obtained a loan on the acquired land from a bank, which is guaranteed by the insurance company.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2001 and December 31, 2000:

                                                                           September 30, 2001
                                      ----------------------------------------------------------------------------------------------
                                                                  American                               MC-SJP
                                                            G&G   Financial  Ramland  Ashford            Morris  Harborside Combined
                                     Pru-Beta 3    HPMC  Martco   Exchange   Realty      Loop    ARCap   Realty  South Pier   Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net               $ 20,111 $137,407 $  9,764  $ 33,263  $ 18,339 $ 37,435 $     -- $ 17,271 $ 46,796 $320,386
   Other assets                          1,808   31,029    3,283      (121)    4,740       88  504,313       96       --  545,236
------------------------------------------------------------------------------------------------------------------------------------

   Total assets                       $ 21,919 $168,436 $ 13,047  $ 33,142  $ 23,079 $ 37,523 $504,313 $ 17,367 $ 46,796 $865,622
====================================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable        $     -- $103,323 $ 50,000  $     --  $ 16,147 $     -- $283,045 $ 16,028 $ 15,656 $484,199
   Other liabilities                       122   10,584    1,239     1,346        96      682    8,050       --    4,838   26,957
   Partners'/members' capital           21,797   54,529  (38,192)   31,796     6,836   36,841  213,218    1,339   26,302  354,466
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital         $ 21,919 $168,436 $ 13,047  $ 33,142  $ 23,079 $ 37,523 $504,313 $ 17,367 $ 46,796 $865,622
====================================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                     $ 15,222 $ 22,300 $  3,555  $ 48,775  $  2,990 $  7,716 $ 19,724 $    180 $ 14,954 $135,416
------------------------------------------------------------------------------------------------------------------------------------

                                                                           December 31, 2000
                                      ----------------------------------------------------------------------------------------------
                                                                  American                               MC-SJP
                                                            G&G   Financial  Ramland  Ashford            Morris  Harborside Combined
                                     Pru-Beta 3    HPMC  Martco   Exchange   Realty      Loop    ARCap   Realty  South Pier   Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net               $ 20,810 $ 78,119 $ 10,589  $ 12,546  $ 18,947 $ 37,665 $     -- $     -- $     -- $178,676
   Other assets                          2,737   27,082    2,508    11,851     4,755      849  310,342       --       --  360,124
------------------------------------------------------------------------------------------------------------------------------------

   Total assets                       $ 23,547 $105,201 $ 13,097  $ 24,397  $ 23,702 $ 38,514 $310,342 $     -- $     -- $538,800
====================================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable        $     -- $ 63,486 $ 50,000  $     --  $ 16,666 $     -- $129,562 $     -- $     -- $259,714
   Other liabilities                       160    5,035    1,368     9,400       522    1,005    3,750       --       --   21,240
   Partners'/members' capital           23,387   36,680  (38,271)   14,997     6,514   37,509  177,030       --       --  257,846
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital         $ 23,547 $105,201 $ 13,097  $ 24,397  $ 23,702 $ 38,514 $310,342 $     -- $     -- $538,800
====================================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                     $ 16,110 $ 35,079 $  3,973  $ 15,809  $  2,782 $  7,874 $ 19,811 $     -- $     -- $101,438
------------------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine month periods ended September 30, 2001 and 2000:


                                                                   Three Months Ended September 30, 2001
                                      ----------------------------------------------------------------------------------------------
                                                                  American                               MC-SJP
                                                            G&G   Financial  Ramland  Ashford            Morris  Harborside Combined
                                     Pru-Beta 3    HPMC  Martco   Exchange   Realty      Loop    ARCap   Realty  South Pier   Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                        $  1,211  $  1,427  $  3,345  $      4  $    912  $  1,298  $ 17,060  $   -- $   -- $ 25,257
Operating and other expenses              (393)     (781)     (920)      (11)     (297)     (632)   (3,266)     --     --   (6,300)
Depreciation and amortization             (290)     (623)     (387)      (10)     (243)     (235)       --      --     --   (1,788)
Interest expense                            --      (485)     (712)       --      (264)       --    (5,420)     --     --   (6,881)
------------------------------------------------------------------------------------------------------------------------------------

Net income                            $    528  $   (462) $  1,326  $    (17) $    108  $    431  $  8,374  $   -- $   -- $ 10,288
====================================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                     $    225  $    400  $    506  $     88  $     54  $     86  $    525  $   -- $   -- $  1,884
------------------------------------------------------------------------------------------------------------------------------------


                                                                   Three Months Ended September 30, 2000
                                      ----------------------------------------------------------------------------------------------
                                                                  American                               MC-SJP
                                                            G&G   Financial  Ramland  Ashford            Morris  Harborside Combined
                                     Pru-Beta 3    HPMC  Martco   Exchange   Realty      Loop    ARCap   Realty  South Pier   Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                        $  1,253  $  2,631  $  2,783  $    275  $    983  $  1,436  $  5,357  $   -- $   -- $ 14,718
Operating and other expenses              (391)      (78)     (890)      (41)     (280)     (658)     (876)     --     --   (3,214)
Depreciation and amortization             (307)     (747)     (384)      (27)     (252)     (211)      (70)     --     --   (1,998)
Interest expense                            --      (979)   (1,075)       --      (407)       --    (2,780)     --     --   (5,241)
------------------------------------------------------------------------------------------------------------------------------------

Net income                            $    555  $    827  $    434  $    207  $     44  $    567  $  1,631  $   -- $   -- $  4,265
====================================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                     $    239  $    627  $    286  $    207  $     22  $    113  $    700  $   -- $   -- $  2,194
------------------------------------------------------------------------------------------------------------------------------------


                                                                  Nine Months Ended September 30, 2001
                                      ----------------------------------------------------------------------------------------------
                                                                  American                               MC-SJP
                                                            G&G   Financial  Ramland  Ashford            Morris  Harborside Combined
                                     Pru-Beta 3    HPMC  Martco   Exchange   Realty      Loop    ARCap   Realty  South Pier   Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                        $  3,700  $ 16,419  $  9,151  $    383  $  2,871  $  4,365  $ 45,077  $   -- $   -- $ 81,966
Operating and other expenses            (1,175)   (1,729)   (2,571)      (53)     (905)   (2,049)   (7,456)     --     --  (15,938)
Depreciation and amortization             (883)   (1,556)   (1,164)      (29)     (726)     (698)       --      --     --   (5,056)
Interest expense                            --    (1,741)   (2,504)       --      (918)       --   (13,310)     --     --  (18,473)
------------------------------------------------------------------------------------------------------------------------------------

Net income                            $  1,642  $ 11,393  $  2,912  $    301  $    322  $  1,618  $ 24,311  $   -- $   -- $ 42,499
====================================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                     $    728  $  3,864  $  1,042  $   (357) $    208  $    295  $  1,550  $   -- $   -- $  7,330
------------------------------------------------------------------------------------------------------------------------------------


                                                                  Nine Months Ended September 30, 2000
                                      ----------------------------------------------------------------------------------------------
                                                                  American                               MC-SJP
                                                            G&G   Financial  Ramland  Ashford            Morris  Harborside Combined
                                     Pru-Beta 3    HPMC  Martco   Exchange   Realty      Loop    ARCap   Realty  South Pier   Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                        $  3,721  $  6,191  $  8,064  $    779  $  2,930  $  4,268  $ 16,507  $   -- $   -- $ 42,460
Operating and other expenses            (1,210)   (1,087)   (2,443)     (123)     (870)   (1,929)   (2,168)     --     --   (9,830)
Depreciation and amortization             (918)   (2,155)   (1,146)      (47)     (734)     (614)      (70)     --     --   (5,684)
Interest expense                            --    (2,220)   (2,989)       --    (1,153)       --    (4,481)     --     --  (10,843)
------------------------------------------------------------------------------------------------------------------------------------

Net income                            $  1,593  $    729  $  1,486  $    609  $    173  $  1,725  $  9,788  $   -- $   -- $ 16,103
====================================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures                     $    680  $    729  $    498  $    552  $     84  $    358  $  1,500  $   -- $   -- $  4,401
------------------------------------------------------------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS

                                                                        September 30,   December 31,
                                                                                2001           2000
-------------------------------------------------------------------------------------------------------
Deferred leasing costs                                                     $  88,069      $  80,667
Deferred financing costs                                                      26,590         23,085
-------------------------------------------------------------------------------------------------------
                                                                             114,659        103,752
Accumulated amortization                                                     (33,024)       (26,303)
-------------------------------------------------------------------------------------------------------
Deferred charges, net                                                         81,635         77,449
Prepaid expenses and other assets                                             19,043         25,206
-------------------------------------------------------------------------------------------------------

Total deferred charges and other assets, net                               $ 100,678      $ 102,655
=======================================================================================================


6. RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential properties and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                                              September 30,  December 31,
                                                                                      2001          2000
----------------------------------------------------------------------------------------------------------
Security deposits                                                                   $7,460        $6,477
Escrow and other reserve funds                                                          83            80
----------------------------------------------------------------------------------------------------------

Total restricted cash                                                               $7,543        $6,557
==========================================================================================================


7. RENTAL PROPERTY HELD FOR SALE

As of September 30, 2001, the Company has identified 39 office properties, aggregating approximately 4.6 million square feet, a multi-family residential property and two land parcels as held for sale. These properties are located in Texas, Colorado, Arizona, Florida and New York. Such properties carried an aggregate book value of $422,735, net of accumulated depreciation, of $31,195 and a valuation allowance of $46,794 at September 30, 2001.

As of December 31, 2000, the Company had identified 10 office properties, aggregating approximately 1.6 million square feet, and a land parcel as held for sale, all of which are located in San Antonio and Houston, Texas. Such properties carried an aggregate book value of $107,458, net of accumulated depreciation, of $7,019.

The following is a summary of the condensed results of operations of the rental properties held for sale at September 30, 2001 for the nine month periods ended September 30, 2001 and 2000:

                                                                                  Nine Months Ended September 30,
                                                                                         2001             2000
-----------------------------------------------------------------------------------------------------------------
Total revenues                                                                       $ 61,400         $ 60,416
Operating and other expenses                                                          (25,079)         (23,896)
Depreciation and amortization                                                          (2,604)          (8,665)
-----------------------------------------------------------------------------------------------------------------

Net income                                                                           $ 33,717         $ 27,855
=================================================================================================================

There can be no assurance if and when sales of the Company's rental properties held for sale will occur.

During the nine months ended September 30, 2001, the Company determined that the carrying amounts of certain properties identified as held for sale are not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $46,794 ($26,231 for the three months ended September 30, 2001).

The following table summarizes realized gains and unrealized losses on disposition of rental property:

                                                                                    Nine Months Ended September 30,
                                                                                         2001             2000
--------------------------------------------------------------------------------------------------------------------
Realized gain on sale of rental property and land                                    $ 37,117         $ 86,205
Valuation allowance on rental property held for sale                                  (46,794)              --
--------------------------------------------------------------------------------------------------------------------

Total realized gains and unrealized losses, net                                      $ (9,677)        $ 86,205
====================================================================================================================

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

A summary of the terms of the senior unsecured notes (collectively, "Senior Unsecured Notes") outstanding as of September 30, 2001 and December 31, 2000 is as follows:

                                                                     September 30,   December 31,     Effective
                                                                             2001           2000       Rate(1)
---------------------------------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003                   $  185,283     $  185,283        7.23%
7.000% Senior Unsecured Notes, due March 15, 2004                         299,804        299,744        7.27%
7.250% Senior Unsecured Notes, due March 15, 2009                         298,248        298,072        7.49%
7.835% Senior Unsecured Notes, due December 15, 2010                       15,000         15,000        7.95%
7.750% Senior Unsecured Notes, due February 15, 2011                      298,386             --        7.93%
---------------------------------------------------------------------------------------------------------------

Total Senior Unsecured Notes                                           $1,096,721     $  798,099        7.51%
===============================================================================================================

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

9. REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY
On June 22, 2000, the Company obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (one-month
LIBOR: 2.63 percent at September 30, 2001) plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Company's unsecured debt rating, the interest rate and facility fee will be adjusted on a sliding scale. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

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

PRUDENTIAL FACILITY
The Company had a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which bore interest at 110 basis points over one-month LIBOR and was repaid in full and terminated at maturity on June 29, 2001.

SUMMARY
As of September 30, 2001 and December 31, 2000, the Company had outstanding borrowings of $73,000 and $348,840, respectively, under its revolving credit facilities. The total outstanding borrowings were from the 2000 Unsecured Facility, with no outstanding borrowings under the Prudential Facility.

10. MORTGAGES AND LOANS PAYABLE

The Company has mortgages and loans payable which are comprised of various loans collateralized by certain of the Company's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company's mortgages and loans payable as of September 30, 2001 and December 31, 2000 is as follows:


                                                                 EFFECTIVE          PRINCIPAL BALANCE AT
                                                                  INTEREST      SEPTEMBER 30,   DECEMBER 31,
PROPERTY NAME                  LENDER                                 RATE              2001           2000      MATURITY
------------------------------------------------------------------------------------------------------------- -----------
101 & 225 Executive Drive      Sun Life Assurance Co.                6.27%          $     --       $  2,198      06/01/01
Mack-Cali Morris Plains        Corestates Bank                       7.51%                --          2,169      12/31/01
Mack-Cali Willowbrook          CIGNA                                 8.67%             8,821          9,460      10/01/03
400 Chestnut Ridge             Prudential Insurance Co.              9.44%            12,890         13,588      07/01/04
Mack-Cali Centre VI            Principal Life Insurance Co.          6.87%            35,000         35,000      04/01/05
Various (a)                    Prudential Insurance Co.              7.10%           150,000        150,000      05/15/05
Mack-Cali Bridgewater I        New York Life Ins. Co.                7.00%            23,000         23,000      09/10/05
Mack-Cali Woodbridge II        New York Life Ins. Co.                7.50%            17,500         17,500      09/10/05
Mack-Cali Short Hills          Prudential Insurance Co.              7.74%            25,397         25,911      10/01/05
500 West Putnam Avenue         New York Life Ins. Co.                6.52%             9,477         10,069      10/10/05
Harborside - Plaza 1           U.S. West Pension Trust               5.61%            57,051         54,370      01/01/06
Harborside - Plazas 2 and 3    Northwestern/Principal                7.36%           162,949         95,630      01/01/06
Mack-Cali Airport              Allstate Life Insurance Co.           7.05%            10,434         10,500      04/01/07
Kemble Plaza I                 Mitsubishi Tr & Bk Co.          LIBOR+0.65%            32,178         32,178      01/31/09
------------------------------------------------------------------------------------------------------------- -----------

Total Property Mortgages                                                            $544,697       $481,573
=========================================================================================================================

(a) The Company has the option to convert the mortgage loan, which is secured by 12 properties, to unsecured debt.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes (see Note 8), revolving credit facilities (see Note 9) and mortgages and loans payable as of September 30, 2001 are as follows:


                                                                                                        WEIGHTED AVG.
                                                 SCHEDULED       PRINCIPAL                           INTEREST RATE OF
PERIOD                                        AMORTIZATION      MATURITIES           TOTAL      FUTURE REPAYMENTS (a)
--------------------------------------- ------------------- --------------- --------------- --------------------------
October through December 2001                    $    767       $       --      $      767                      7.70%
2002                                                3,259               --           3,259                      7.72%
2003                                                3,407          265,094         268,501                      6.50%
2004                                                2,247          309,863         312,110                      7.34%
2005                                                1,420          253,178         254,598                      7.13%
Thereafter                                         (1,359)         876,542         875,183                      7.41%
--------------------------------------- ------------------- --------------- --------------- --------------------------

Totals/Weighted Average                          $  9,741       $1,704,677      $1,714,418                      7.19%
======================================= =================== =============== =============== ==========================

(a) Revolving credit facility and other variable debt inerest rates calculated using the Company's actual LIBOR contracts in effect at September 30, 2001 (weighted average LIBOR of 3.52 percent).

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2001 and 2000 was $100,892 and $93,903, respectively. Interest capitalized by the Company for the nine months ended September 30, 2001 and 2000 was $11,994 and $7,482, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2001, the Company's total indebtedness of $1,714,418 (weighted average interest rate of 7.19 percent) was comprised of $105,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.27 percent) and fixed rate debt of $1,609,240 (weighted average rate of 7.39 percent).

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

The following table sets forth the changes in minority interests which relate to Preferred Units, common units and Unit Warrants in the Operating Partnership for the nine months ended September 30, 2001:


                                  Preferred        Common           Unit     Preferred         Common           Unit
                                      Units         Units       Warrants   Unitholders    Unitholders       Warrants         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001          220,340     7,963,725      2,000,000    $  226,005     $  212,994     $    8,524    $  447,523
Net income                               --            --             --        11,701         13,867             --        25,568
Distributions                            --            --             --       (11,701)       (14,639)            --       (26,340)
Redemption of common
  units for shares of
  common stock                           --        (8,200)            --            --           (219)            --          (219)
------------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2001       220,340     7,955,525      2,000,000    $  226,005     $  212,003     $    8,524    $  446,532
====================================================================================================================================


MINORITY INTEREST OWNERSHIP
As of September 30, 2001 and December 31, 2000, the minority interest common unitholders owned 12.3 percent (20.2 percent, including the effect of the conversion of Preferred Units into common units) and 12.3 percent (20.2 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

12. EMPLOYEE BENEFIT PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at its discretion, may match employee contributions and/or make discretionary contributions. The Company has approved, for the year ended December 31, 2001, a Company matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first 3.5 percent of an employee's annual salary, as defined in the 401(k) Plan, contributed to the plan for 2001. Total expense recognized by the Company for both the nine month periods ended September 30, 2001 and 2000 was $300.

13. COMMITMENTS AND CONTINGENCIES

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2001, are as follows:


Period                                                                 Amount
--------------------------------------------------------------------------------
October through December 2001                                         $   133
2002                                                                      531
2003                                                                      531
2004                                                                      534
2005                                                                      534
Thereafter                                                             21,997
--------------------------------------------------------------------------------

Total                                                                 $24,260
================================================================================

Ground lease expense incurred during the nine months ended September 30, 2001 and 2000 amounted to $426 and $427, respectively.

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

Under the Repurchase Program, the Company purchased for constructive retirement 915,300 shares of its outstanding common stock for an aggregate cost of approximately $25,008 for the nine months ended September 30, 2001.

STOCK OPTION PLANS
In September 2000, the Company established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. There were 1,045,300 stock options granted for the nine months ended September 30, 2001. As of September 30, 2001, stock options outstanding had a weighted average remaining contractual life of approximately 7.3 years.

Information regarding the Company's stock option plans is summarized below:


                                                                                                           Weighted
                                                                                              Shares        Average
                                                                                               Under       Exercise
                                                                                             Options          Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2001                                                             4,633,319      $   30.14
Granted                                                                                    1,045,300      $   28.85
Exercised                                                                                   (173,708)     $   23.20
Lapsed or canceled                                                                          (209,635)     $   29.80
----------------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 2001                                                          5,295,276      $   30.13
======================================================================================================================
Options exercisable at September 30, 2001                                                  2,604,582      $   31.33
Available for grant at September 30, 2001                                                  1,422,901
----------------------------------------------------------------------------------------------------------------------

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

As of September 30, 2001, there were a total of 749,976 Stock Warrants outstanding. As of September 30, 2001, there were 671,980 Stock Warrants exercisable. For the nine months ended September 30, 2001, no Stock Warrants were canceled. No Stock Warrants have been exercised through September 30, 2001.

STOCK COMPENSATION
In connection with stock awards granted to officers and certain other employees of the Company (collectively, "Restricted Stock Awards"), officers and certain other employees are to receive up to a total of 198,279 shares of the Company's common stock generally vesting over a five-year period. Certain Restricted Stock Awards are contingent upon the Company meeting certain performance and/or stock price appreciation objectives. The Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and Employee Plan.

Effective January 1, 2001, 24,019 Restricted Stock Awards vested and therefore were released to the officers and certain other employees. For the nine months ended September 30, 2001, 7,408 unvested Restricted Stock Awards were canceled.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company's results for the three and nine month periods ended September 30, 2001 and 2000:


                                                                        Three Months Ended September 30,
                                                                       2001                          2000
                                                           ----------------------------- ------------------------
                                                              Basic EPS   Diluted EPS   Basic EPS   Diluted EPS
-----------------------------------------------------------------------------------------------------------------
Net income                                                     $ 24,009     $ 24,009     $ 20,012     $ 20,012
Add:  Net income attributable to
        Operating Partnership - common units                         --        3,403           --        2,733
-----------------------------------------------------------------------------------------------------------------

Adjusted net income                                            $ 24,009     $ 27,412     $ 20,012     $ 22,745
=================================================================================================================

Weighted average shares                                          56,129       64,403       58,711       66,914
-----------------------------------------------------------------------------------------------------------------

Per Share                                                      $   0.43     $   0.43     $   0.34     $   0.34
=================================================================================================================


                                                                        Nine Months Ended September 30,
                                                                       2001                          2000
                                                           ----------------------------- ------------------------
                                                              Basic EPS   Diluted EPS   Basic EPS   Diluted EPS
-----------------------------------------------------------------------------------------------------------------
Net income                                                     $ 98,420     $ 98,420     $150,935     $150,935
Add:  Net income attributable to
        Operating Partnership - common units                         --       13,867           --       20,859
      Net income attributable to
        Operating Partnership - preferred units                      --           --           --       11,562
-----------------------------------------------------------------------------------------------------------------

Adjusted net income                                            $ 98,420     $112,287     $150,935     $183,356
=================================================================================================================

Weighted average shares                                          56,482       64,691       58,518       73,276
-----------------------------------------------------------------------------------------------------------------

Per Share                                                      $   1.74     $   1.74     $   2.58     $   2.50
=================================================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:


                                                                  Three Months          Nine Months
                                                              Ended September 30,   Ended September 30,
                                                                2001       2000       2001       2000
--------------------------------------------------------------------------------------------------------
Basic EPS Shares:                                             56,129     58,711     56,482     58,518
     Add:  Operating Partnership - common units                7,955      8,018      7,958      8,077
           Operating Partnership - preferred units
           (after conversion to common units)                     --         --         --      6,504
           Stock options                                         319        185        251        177
--------------------------------------------------------------------------------------------------------

Diluted EPS Shares:                                           64,403     66,914     64,691     73,276
========================================================================================================

Through September 30, 2001, under the Repurchase Program, the Company purchased for constructive retirement, a total of 4,810,800 shares of its outstanding common stock for an aggregate cost of approximately $133,084.

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

Selected results of operations for the three and nine month periods ended September 30, 2001 and 2000 and selected asset information as of September 30, 2001 and December 31, 2000 regarding the Company's operating segment are as follows:


                                                                        Total     Corporate &          Total
                                                                      Segment       Other (e)        Company
--------------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES(a):
   Three months ended:
     September 30, 2001                                            $  142,542     $    1,541      $  144,083     (f)
     September 30, 2000                                               137,919          1,979         139,898     (g)
   Nine months ended:
     September 30, 2001                                            $  427,098     $    4,046      $  431,144     (h)
     September 30, 2000                                               418,179          4,999         423,178     (i)

TOTAL OPERATING AND INTEREST EXPENSES(b):
   Three months ended:
     September 30, 2001                                            $   46,484     $   33,920      $   80,404     (j)
     September 30, 2000                                                44,615         30,899          75,514     (k)
   Nine months ended:
     September 30, 2001                                            $  135,377     $  103,830      $  239,207     (l)
     September 30, 2000                                               129,423         95,018         224,441     (m)

NET OPERATING INCOME(c):
   Three months ended:
     September 30, 2001                                            $   96,058     $  (32,379)     $   63,679     (f)(j)
     September 30, 2000                                                93,304        (28,920)         64,384     (g)(k)
   Nine months ended:
     September 30, 2001                                            $  291,721     $  (99,784)     $  191,937     (h)(l)
     September 30, 2000                                               288,756        (90,019)        198,737     (i)(m)

TOTAL ASSETS:
     September 30, 2001                                            $3,694,307     $   34,532      $3,728,839
     December 31, 2000                                              3,623,107         53,870       3,676,977

TOTAL LONG-LIVED ASSETS(d):
     September 30, 2001                                            $3,545,159     $   24,449      $3,569,608
     December 31, 2000                                              3,522,766         23,574       3,546,340
--------------------------------------------------------------------------------------------------------------------------


(a) Total contract revenues represent all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate and Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate and Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f) Excludes $1,891 of adjustments for straight-lining of rents and ($62) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,520 of adjustments for straight-lining of rents and ($36) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $9,628 of adjustments for straight-lining of rents and $64 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(i) Excludes $9,055 of adjustments for straight-lining of rents and $17 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(j)  Excludes $22,529 of depreciation and amortization.
(k) Excludes $23,320 of depreciation and amortization and non-recurring charges of $27,911.
(l)  Excludes $67,964 of depreciation and amortization.
(m) Excludes $68,447 of depreciation and amortization and non-recurring charges of $37,139.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Consolidated Financial Statements.

The following comparisons for the three and nine month periods ended September 30, 2001 ("2001"), as compared to the three and nine month periods ended September 30, 2000 ("2000"), make reference to the following: (i) the effect of the "Same-Store Properties," which represent all in-service properties owned by the Company at June 30, 2000 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 1999 (for the nine-month period comparisons), excluding Dispositions as defined below, (ii) the effect of the "Acquired Properties," which represent all properties acquired or placed in service by the Company from July 1, 2000 through September 30, 2001 (for the three-month period comparisons), and which represent all properties acquired or placed in service by the Company from January 1, 2000 through September 30, 2001 (for the nine-month period comparisons), and (iii) the effect of the "Dispositions", which represent results for each period for those rental properties sold by the Company during the same periods.

         THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS
                            ENDED SEPTEMBER 30, 2000


                                                                Quarter Ended
                                                                 September 30,          Dollar       Percent
(DOLLARS IN THOUSANDS)                                       2001           2000        Change        Change
---------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                              $ 126,789      $ 123,600     $   3,189          2.6%
Escalations and recoveries from tenants                    13,944         13,763           181          1.3
Parking and other                                           2,610          3,534          (924)       (26.1)
---------------------------------------------------------------------------------------------------------------
  Sub-total                                               143,343        140,897         2,446          1.7

Equity in earnings of unconsolidated joint ventures         1,884          2,194          (310)       (14.1)
Interest income                                               685            291           394        135.4
---------------------------------------------------------------------------------------------------------------
  Total revenues                                          145,912        143,382         2,530          1.8
---------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                          16,012         15,732           280          1.8
Utilities                                                  11,517         11,604           (87)        (0.7)
Operating services                                         16,336         16,855          (519)        (3.1)
---------------------------------------------------------------------------------------------------------------
  Sub-total                                                43,865         44,191          (326)        (0.7)

General and administrative                                  8,767          5,461         3,306         60.5
Depreciation and amortization                              22,529         23,320          (791)        (3.4)
Interest expense                                           27,772         25,862         1,910          7.4
Non-recurring charges                                          --         27,911       (27,911)      (100.0)
---------------------------------------------------------------------------------------------------------------
  Total expenses                                          102,933        126,745       (23,812)       (18.8)
---------------------------------------------------------------------------------------------------------------

Income before realized gains and unrealized losses
  on disposition of rental property and
  minority interests                                       42,979         16,637        26,342        158.3
Realized gains and unrealized losses on disposition
  of rental property                                      (11,624)        10,036       (21,660)      (215.8)
---------------------------------------------------------------------------------------------------------------

Income before minority interests                           31,355         26,673         4,682         17.6
MINORITY INTERESTS:
Operating partnership                                       7,346          6,661           685         10.3
---------------------------------------------------------------------------------------------------------------

Net income                                              $  24,009      $  20,012     $   3,997         20.0%
===============================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):


                                        Total Company    Same-store Properties  Acquired Properties     Dispositions
                                        -------------    ---------------------  -------------------     ------------
                                      Dollar   Percent     Dollar      Percent    Dollar    Percent   Dollar    Percent
                                      Change    Change     Change       Change    Change     Change   Change     Change
--------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                          $  3,189       2.6%  $  1,408         1.1%  $  6,414       5.2% $ (4,633)      (3.7)%
Escalations and recoveries
  from tenants                           181       1.3        (48)       (0.3)       427       3.0      (198)      (1.4)
Parking and other                       (924)    (26.1)      (809)      (22.9)       107       3.1      (222)      (6.3)
--------------------------------------------------------------------------------------------------------------------------

Total                               $  2,446       1.7%  $    551         0.4%  $  6,948       4.9% $ (5,053)      (3.6)%
==========================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                   $    280       1.8%  $    (65)       (0.4)% $    830       5.3% $   (485)      (3.1)%
Utilities                                (87)     (0.7)        41         0.4        565       4.9      (693)      (6.0)
Operating services                      (519)     (3.1)      (264)       (1.6)       862       5.1    (1,117)      (6.6)
--------------------------------------------------------------------------------------------------------------------------

Total                               $   (326)     (0.7)% $   (288)       (0.7)% $  2,257       5.2% $ (2,295)      (5.2)%
==========================================================================================================================

OTHER DATA:
Number of Consolidated Properties        260                  246                     14                 13
Square feet (in thousands)            27,188               25,614                  1,574              2,610

Base rents for the Same-Store Properties increased $1.4 million, or 1.1 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.1 million, or 0.3 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses in 2001. Parking and other income for the Same-Store Properties decreased $0.8 million, or 22.9 percent, due primarily to decreased third party management fees in 2001.

Real estate taxes on the Same-Store Properties decreased $0.1 million, or 0.4 percent, for 2001 as compared to 2000, due primarily to lower assessments on certain properties in 2001. Utilities for the Same-Store Properties increased $0.1 million, or 0.4 percent, for 2001 as compared to 2000, due primarily to increased electric rates. Operating services for the Same-Store Properties decreased $0.3 million, or 1.6 percent, due primarily to a decrease in repair costs in 2001.

Equity in earnings of unconsolidated joint ventures decreased $0.3 million, or
14.1 percent, for 2001 as compared to 2000. This is due primarily to the sale of two joint venture office properties in 2001 (see Note 4 to the Financial Statements).

Interest income increased $0.4 million, or 135.4 percent, for 2001 as compared to 2000. This increase was due primarily to the effect of net proceeds from certain property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested.

General and administrative increased by $3.3 million, or 60.5 percent, for 2001 as compared to 2000. This increase is due primarily to bad debt expense of approximately $2.5 million in 2001, related to a lease breakage fee receivable from a former tenant deemed uncollectible, increased professional fees, mostly on account of costs for transactions not consummated, and increased payroll and related costs in 2001.

Depreciation and amortization decreased by $0.8 million, or 3.4 percent, for 2001 over 2000. Of this decrease, $1.5 million, or 6.3 percent, is attributable to the Same-Store Properties, and $0.5 million, or 2.1 percent, is due to the Dispositions, partially offset by an increase of $1.2 million, or 5.0 percent, due to the Acquired Properties.

Interest expense increased $1.9 million, or 7.4 percent, for 2001 as compared to 2000. This increase is due primarily to higher average outstanding debt balances in 2001 versus 2000, primarily as a result of Common Stock repurchases in late 2000 and early 2001 and, to a lesser extent, the replacement in early 2001 of short-term credit facility borrowings with long-term, higher, fixed rate debt.

The Company incurred non-recurring charges of $27.9 million in 2000, as a result of costs associated with the termination of the Prentiss merger agreement (see
Note 3 to the Financial Statements).

Income before realized gains and unrealized losses on disposition of rental property and minority interests increased to $43.0 million in 2001 from $16.6 million in 2000. The increase of approximately $26.4 million is due to the factors discussed above.

Net income increased by $4.0 million, from $20.0 million in 2000 to $24.0 million in 2001. This increase was a result of an increase in income before realized gains and unrealized losses on disposition of rental property and minority interests of $26.4 million, which was partially offset by an unrealized loss on disposition of rental property in 2001 of $11.6 million, a gain on sale of rental property in 2000 of $10.0 million, and a decrease in minority interests of $0.8 million in 2001.

          NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS
                            ENDED SEPTEMBER 30, 2000


                                                                  Nine Months Ended
                                                                    September 30,           Dollar       Percent
(DOLLARS IN THOUSANDS)                                           2001           2000        Change        Change
-------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                  $ 381,584      $ 367,270     $  14,314          3.9%
Escalations and recoveries from tenants                        42,136         45,058        (2,922)        (6.5)
Parking and other                                               8,016         12,984        (4,968)       (38.3)
-------------------------------------------------------------------------------------------------------------------
  Sub-total                                                   431,736        425,312         6,424          1.5

Equity in earnings of unconsolidated joint ventures             7,330          4,401         2,929         66.6
Interest income                                                 1,770          2,537          (767)       (30.2)
-------------------------------------------------------------------------------------------------------------------
  Total revenues                                              440,836        432,250         8,586          2.0
-------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                              46,809         45,169         1,640          3.6
Utilities                                                      34,172         31,997         2,175          6.8
Operating services                                             51,901         51,419           482          0.9
-------------------------------------------------------------------------------------------------------------------
  Sub-total                                                   132,882        128,585         4,297          3.3

General and administrative                                     21,633         16,733         4,900         29.3
Depreciation and amortization                                  67,964         68,447          (483)        (0.7)
Interest expense                                               84,692         79,123         5,569          7.0
Non-recurring charges                                              --         37,139       (37,139)      (100.0)
-------------------------------------------------------------------------------------------------------------------
  Total expenses                                              307,171        330,027       (22,856)        (6.9)
-------------------------------------------------------------------------------------------------------------------

Income before realized gains and unrealized losses
  on disposition of rental property and
  minority interests                                          133,665        102,223        31,442         30.8
Realized gains and unrealized losses on disposition
  of rental property                                           (9,677)        86,205       (95,882)      (111.2)
-------------------------------------------------------------------------------------------------------------------
Income before minority interests                              123,988        188,428       (64,440)       (34.2)
MINORITY INTERESTS:
Operating partnership                                          25,568         32,421        (6,853)       (21.1)
Partially-owned properties                                         --          5,072        (5,072)      (100.0)
-------------------------------------------------------------------------------------------------------------------

Net income                                                  $  98,420      $ 150,935     $ (52,515)       (34.8)%
===================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):


                                        Total Company  Same-store Properties  Acquired Properties   Dispositions
                                        -------------  ---------------------  -------------------   ------------
                                      Dollar   Percent   Dollar     Percent    Dollar    Percent   Dollar   Percent
                                      Change   Change     Change     Change    Change    Change    Change    Change
--------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                           $14,314     3.9%   $10,428       2.8%     $20,595     5.6%  $(16,709)   (4.5)%
Escalations and recoveries
  from tenants                        (2,922)   (6.5)    (1,963)     (4.4)       1,593     3.6     (2,552)   (5.7)
Parking and other                     (4,968)  (38.3)    (4,527)    (34.9)         285     2.2       (726)   (5.6)
--------------------------------------------------------------------------------------------------------------------

Total                                $ 6,424     1.5%    $3,938       0.9%     $22,473     5.3%  $(19,987)   (4.7)%
====================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                    $ 1,640     3.6%   $   401       0.9%     $ 2,795     6.1%  $ (1,556)   (3.4)%
Utilities                              2,175     6.8      1,903       5.9        1,799     5.7     (1,527)   (4.8)
Operating services                       482     0.9        716       1.4        3,062     5.9     (3,296)   (6.4)
--------------------------------------------------------------------------------------------------------------------

Total                                $ 4,297     3.3%    $3,020       2.3%     $ 7,656     6.0%  $  (6,379)  (5.0)%
====================================================================================================================

OTHER DATA:
Number of Consolidated Properties        260                242                     18                 13
Square feet (in thousands)            27,188             24,964                  2,224              2,610

Base rents for the Same-Store Properties increased $10.4 million, or 2.8 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $2.0 million, or 4.4 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses in 2001, as well as increased settle-up billings in 2000. Parking and other income for the Same-Store Properties decreased $4.5 million, or 34.9 percent, due primarily to fewer lease termination fees in 2001.

Real estate taxes on the Same-Store Properties increased $0.4 million, or 0.9 percent, for 2001 as compared to 2000, due primarily to property tax rate increases in certain municipalities in 2001, partially offset by lower assessments on certain properties in 2001. Utilities for the Same-Store Properties increased $1.9 million, or 5.9 percent, for 2001 as compared to 2000, due primarily to increased gas rates. Operating services for the Same-Store Properties increased $0.7 million, or 1.4 percent, due primarily to an increase in maintenance costs in 2001.

Equity in earnings of unconsolidated joint ventures increased $2.9 million, or
66.6 percent, for 2001 as compared to 2000. This is due primarily to properties developed by joint ventures being placed in service during 2000 and higher occupancies at certain properties, partially offset by the sale of a joint venture office property in 2001 (see Note 4 to the Financial Statements).

Interest income decreased $0.8 million, or 30.2 percent, for 2001 as compared to 2000. This decrease was due primarily to additional interest income in 2000 on investment of proceeds from the Dispositions in cash and cash equivalents for longer periods of time.

General and administrative increased by $4.9 million, or 29.3 percent, for 2001 as compared to 2000. This increase is due primarily to increased, bad debt expense of approximately $2.5 million in 2001, related to a lease breakage fee receivable due from a former tenant deemed uncollectible, increased professional fees, mostly on account of costs for transactions not consummated, and increased payroll and related costs in 2001.

Depreciation and amortization decreased by $0.5 million, or 0.7 percent, for 2001 over 2000. Of this decrease, $2.2 million, or 3.3 percent, is due to the Same-Store Properties and $2.1 million, or 3.0 percent, attributable to the Dispositions, partially offset by an increase of $3.8 million, or 5.6 percent, due to the Acquired Properties.

Interest expense increased $5.7 million, or 7.0 percent, for 2001 as compared to 2000. This increase is due primarily to higher average outstanding debt balances in 2001 versus 2000, primarily as a result of Common Stock repurchases in late 2000 and early 2001 and, to a lesser extent, the replacement in early 2001 of short-term credit facility borrowings with long-term, higher, fixed rate debt.

Non-recurring charges of $37.1 million were incurred in 2000, as a result of costs associated with the termination of the Prentiss merger agreement (see Note 3 to the Financial Statements) in September 2000 and costs associated with the resignations of Brant Cali and John R. Cali (see Note 13 to Financial Statements) in June 2000.

Income before realized gains and unrealized losses on disposition of rental property and minority interests increased to $133.7 million in 2001 from $102.2 million in 2000. The increase of approximately $31.5 million is due to the factors discussed above.

Net income decreased by $52.5 million, from $150.9 million in 2000 to $98.4 million in 2001. This decrease was a result of a gain on sale of rental property of $86.2 million in 2000 and unrealized losses on disposition of rental property of $9.7 million in 2001. This was partially offset by an increase in income before realized gains and unrealized losses on disposition of rental property and minority interests of $31.5 million, and a decrease in minority interests of $11.9 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENT OF CASH FLOWS During the nine months ended September 30, 2001, the Company generated $188.1 million in cash flows from operating activities, and together with $695.6 million in borrowings from the Company's senior unsecured notes, revolving credit facilities and additional mortgage financing, $124.1 million in proceeds from sales of rental property, $37.5 million in distributions received from unconsolidated joint ventures, $6.0 million in proceeds from repayment of a mortgage note receivable and $4.0 million in proceeds from stock options exercised used an aggregate of approximately $1.1 billion to acquire properties and land parcels and pay for other tenant and building improvements totaling $189.9 million, repay outstanding borrowings on its revolving credit facilities and other mortgage debt of $610.1 million, pay quarterly dividends and distributions of $130.0 million, invest $64.2 million in unconsolidated joint ventures, pay financing costs of $3.3 million, repurchase 915,300 shares of its outstanding common stock for $25.0 million, add $1.0 million to restricted cash and add $31.8 million to cash and cash equivalents.

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

Consistent with its strategy, in the fourth quarter 2000, the Company started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey, which is approximately 40 percent leased. The total cost of the project is currently projected to be approximately $260 million and is anticipated to be completed in late 2002. Additionally, in the fourth quarter 2000, the Company, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Company's Harborside complex. The total cost of this project is currently projected to be approximately $140 million and is anticipated to be completed in late 2002. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. for a 15-year term. The lease agreement obligates the Company, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Company to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Company be unable to or choose not to provide such expansion space, the Company could be liable to Schwab for its actual damages, in no event to exceed $15.0 million. The Company expects to finance its funding requirements under both Plazas 5 and 10 projects primarily through drawing on its revolving credit facility.

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

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Company is permitted to purchase up to an additional $150.0 million of the Company's outstanding common stock above the $52.6 million that had previously been purchased. From that date through October 31, 2001, the Company purchased for constructive retirement 2.9 million shares of its outstanding common stock for an aggregate cost of approximately $80.5 million under the Repurchase Program. The Company has authorization to repurchase up to an additional $69.5 million of its outstanding common stock which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

As of September 30, 2001, the Company's total indebtedness of $1.7 billion (weighted average interest rate of 7.19 percent) was comprised of $105.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.27 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.39 percent).

As of September 30, 2001, the Company had outstanding borrowings of $73.0 million under its 2000 Unsecured Facility (with aggregate borrowing capacity of $800.0 million). The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. In the event of a change in the Company's unsecured debt rating, the interest and facility fee rate will be changed on a sliding scale. Subject to certain conditions, the Company has the ability to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Company believes that the 2000 Unsecured Facility is sufficient to meet its revolving credit facility needs.

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

On May 18, 2001, the Company obtained $70.0 million in additional mortgage financing secured by Harborside Financial Center Plazas 2 and 3 from the existing lender. The 7.42 percent interest only financing matures concurrent with the existing financing on January 1, 2006. The total financing secured by Harborside Financial Center Plazas 2 and 3 of $162.9 million at September 30, 2001, has a weighted average interest rate of 7.36 percent. Proceeds from the financing were used to pay down the outstanding borrowings on the 2000 Unsecured Facility.

As of September 30, 2001, the Company had 236 unencumbered properties, totaling
21.0 million square feet, representing 77.3 percent of the Company's total portfolio on a square footage basis.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from the 2000 Unsecured Facility. The Company frequently examines potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Company's revolving credit facilities) and the issuance of additional debt or equity securities.

As of September 30, 2001, the Company classified 42 properties with an aggregate net book value of $422.7 million as held for sale. The Company is currently in various stages of contract negotiations for the sale of certain of the properties. Substantially all of the properties are unencumbered. The sale of one or more of these assets will enhance the company's short-term liquidity although there is no assurance when and if any sales will occur or, if they occur, how much proceeds the Company will realize.

As of September 30, 2001, the Company's total debt had a weighted average term to maturity of approximately 5.1 years. The Company does not intend to reserve funds to retire the Company's unsecured corporate debt or its mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2001. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

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

Funds from operations for the three and nine month periods ended September 30, 2001 and 2000, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):

                                                                   Three Months                     Nine Months
                                                                Ended September 30,              Ended September 30,
                                                               2001            2000            2001              2000
------------------------------------------------------------------------------------------------------------------------
Income before realized gains and unrealized losses
     on disposition of rental property and
     minority interests                                     $42,979         $16,637        $133,665        $  102,223
Add:     Real estate-related depreciation and
           amortization (1)                                  23,179          23,920          70,250            70,072
         Gain on sale of land                                    --              --              --             2,248
         Non-recurring charges                                   --          27,911              --            37,139
Deduct:  Rental income adjustment for
           straight-lining of rents (2)                      (1,830)         (3,484)         (9,692)           (9,074)
         Minority interests:
           partially-owned properties                            --              --              --            (5,072)
------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment
     for straight-lining of rents and non-recurring
     charges                                                 64,328          64,984         194,223           197,536
Deduct:  Distributions to preferred unitholders              (3,943)         (3,928)        (11,701)          (11,562)
------------------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for
     straight-lining of rents and non-recurring
     charges, after distributions to preferred
     unitholders                                            $60,385         $61,056        $182,522        $  185,974
========================================================================================================================
Cash flows provided by operating activities                                                $188,148        $  128,233
Cash flows (used in) provided by investing activities                                      $(87,526)       $   55,157
Cash flows used in financing activities                                                    $(68,835)       $ (181,471)
------------------------------------------------------------------------------------------------------------------------
Basic weighted averages shares/units
     outstanding (3)                                         64,084          66,729          64,440            66,595
------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares/units
     outstanding (3)                                         70,762          73,353          71,050            73,276
------------------------------------------------------------------------------------------------------------------------

(1) Includes the Company's share from unconsolidated joint ventures of $863 and $784 for the three months ended September 30, 2001 and 2000, respectively, and $2,906 and $2,204 for the nine months ended September 30, 2001 and 2000, respectively.
(2) Includes the Company's share from unconsolidated joint ventures of $62 and $36 for the three months ended September 30, 2001 and 2000, respectively, and $64 and $18 for nine months ended September 30, 2001 and 2000, respectively.
(3)  See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares to the basic and diluted weighted average shares/units presented above:


                                                                   Three Months                    Nine Months
                                                               Ended September 30,             Ended September 30,
                                                               2001            2000           2001            2000
----------------------------------------------------------------------------------------------------------------------
Basic weighted average shares:                               56,129          58,711           56,482         58,518
Add: Weighted average common units                            7,955           8,018            7,958          8,077
----------------------------------------------------------------------------------------------------------------------
Basic weighted average shares/units:                         64,084          66,729           64,440         66,595
Add: Weighted average preferred units
      (after conversion to common units)                      6,359           6,439            6,359          6,504
Stock options                                                   319             185              251            177
----------------------------------------------------------------------------------------------------------------------

Diluted weighted average shares/units:                       70,762          73,353           71,050         73,276
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

Approximately $1.6 billion of the Company's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2001 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.


SEPTEMBER 30, 2001

DEBT,                        10/1/01 -
INCLUDING CURRENT PORTION     12/31/01     2002          2003       2004       2005   THEREAFTER        TOTAL   FAIR VALUE
-------------------------     --------     ----          ----       ----       ----   ----------        -----   ----------

Fixed Rate                       $767    $3,260      $195,500   $312,110   $254,598     $843,005   $1,609,240   $1,672,080

Average Interest Rate            7.70%     7.72%         7.30%      7.34%      7.13%        7.41%        7.39%

Variable Rate                      -         -        $73,000         -           -     $ 32,178   $  105,178   $  105,178

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

                          MACK-CALI REALTY CORPORATION

                                ITEM 6 - EXHIBITS

(a)      Exhibits

         The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

         EXHIBIT
         NUMBER            EXHIBIT TITLE
         -------           -------------

         3.1 Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Company's Form 10-Q dated June 30, 2001 and incorporated herein by reference).

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

         10.18             2000 Director Stock Option Plan (filed as Exhibit
                           10.2 to the Company's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference).

         EXHIBIT
         NUMBER            EXHIBIT TITLE
         -------           -------------

         *10.19 Agreement of Sale and Acquisition of Beneficial and Equitable Ownership Interests in Real Property dated September 13, 2001, between Clearbrook Road Associates L.L.C., a New York limited liability company, and Mack-Cali Realty, L.P., a Delaware limited partnership.

         *10.20 Agreement of Sale and Acquisition of Beneficial and Equitable Ownership Interests in Real Property dated September 13, 2001, between Robert Martin Company, L.L.C., a New York limited liability company, and Clearbrook Road Associates L.L.C., a New York limited liability company.

         *10.21 Purchase Agreement dated August 16, 2001, by and between the Board of Governors of the Federal Reserve System and M-C Capitol Associates L.L.C., a Delaware limited liability company.


(b)      Reports on Form 8-K

During the third quarter of 2001, the Company filed a report on Form 8-K dated July 18, 2001, furnishing under Item 9 certain information regarding its operations. The Company also filed a report on Form 8-K dated August 8, 2001, furnishing under Items 7 and 9 certain supplemental data regarding its operations.

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

                                              Mack-Cali Realty Corporation
                                              ----------------------------
                                              (Registrant)

Date: November 7, 2001                  By:    /s/ MITCHELL E. HERSH
                                               --------------------------------
                                               Mitchell E. Hersh
                                               Chief Executive Officer

Date: November 7, 2001                  By:    /s/ BARRY LEFKOWITZ
                                               --------------------------------
                                               Barry Lefkowitz
                                               Executive Vice President &
                                               Chief Financial Officer