Form 10-K405
period 2001-12-31
MACK CALI REALTY CORP
filed 2002-02-21
CIK 924901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

      As of February 14, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,777,099,170. The aggregate market value was computed with references to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

      As of February 14, 2002, 56,923,090 shares of common stock, $0.01 par value, of the Company ("Common Stock") were outstanding.

      LOCATION OF EXHIBIT INDEX: The index of exhibits is contained in Part IV herein on page number 62.

      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement to be issued in conjunction with the registrant's annual meeting of shareholders to be held on May 14, 2002 are incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                    FORM 10-K

PART I                                                                  PAGE NO.
                                                                        --------

      Item 1   Business ...............................................     3
      Item 2   Properties .............................................    15
      Item 3   Legal Proceedings ......................................    46
      Item 4   Submission of Matters to a Vote of Security Holders ....    46

PART II

      Item 5   Market for Registrant's Common Equity and Related
                  Stockholder Matters .................................    46
      Item 6   Selected Financial Data ................................    48
      Item 7   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .................    49
      Item 7a  Quantitative and Qualitative Disclosures About Market
                  Risk ................................................    61
      Item 8   Financial Statements and Supplementary Data ............    61
      Item 9   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure .................    61

PART III

      Item 10  Directors and Executive Officers of the Registrant .....    62
      Item 11  Executive Compensation .................................    62
      Item 12  Security Ownership of Certain Beneficial Owners and
                  Management ..........................................    62
      Item 13  Certain Relationships and Related Transactions .........    62

PART IV

      Item 14  Exhibits, Financial Statements, Schedules and Reports
                  on Form 8-K .........................................    62

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

As of December 31, 2001, the Company owned or had interests in 267 properties, aggregating approximately 28.4 million square feet (collectively, the "Properties"), plus developable land. The Properties are comprised of: (a) 259 wholly-owned or Company-controlled properties consisting of 153 office buildings and 94 office/flex buildings totaling approximately 26.6 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, one multi-family residential complex consisting of 124 units, two stand-alone retail properties and three land leases (collectively, the "Consolidated Properties"); and (b) seven office buildings and one office/flex building aggregating 1.4 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2001, the office, office/flex and industrial/warehouse properties included in the Consolidated Properties (excluding development properties in service for less than 12 months) were 94.6 percent leased to approximately 2,300 tenants. See
Item 2: Properties. The Properties are located in 10 states, primarily in the Northeast, and the District of Columbia.

The Company's strategy has been to focus its operations, acquisition and development of office properties in markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator. The Company will continue this strategy by expanding, through acquisitions and/or development in Northeast markets and sub-markets where it has, or can achieve, similar status. The Company believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Company believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. The Company also believes that its extensive market knowledge provides it with a significant competitive advantage which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See "Business Strategies".

As of December 31, 2001, executive officers and directors of the Company and their affiliates owned approximately 11.0 percent of the Company's outstanding shares of Common Stock (including Units redeemable or convertible into shares of Common Stock). As used herein, the term "Units" refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership ("Operating Partnership"), through which the Company conducts its real estate activities. The Company's executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 14 years.

BUSINESS STRATEGIES

OPERATIONS

REPUTATION: The Company has established a reputation as a highly-regarded landlord with an emphasis on delivering quality tenant services in buildings it owns and/or manages. The Company believes that its continued success depends in part on enhancing its reputation as an operator of choice, which will facilitate the retention of current tenants and the attraction of new tenants. The Company believes it provides a superior level of service to its tenants, which should in turn allow the Company to outperform the market with respect to occupancy rates, as well as improve tenant retention.

COMMUNICATION WITH TENANTS: The Company emphasizes frequent communication with tenants to ensure first-class service to the Properties. Property managers generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained. Property management's primary responsibility is to ensure that buildings are operated at peak efficiency in order to meet both the Company's and tenants' needs and expectations. Property managers additionally budget and oversee capital improvements and building system upgrades to enhance the Properties' competitive advantages in their markets and to maintain the quality of the Company's properties.

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

GROWTH

The Company plans to continue to own and operate a portfolio of properties in high-barrier-to-entry markets, with a primary focus in the Northeast. The Company's primary objectives are to maximize funds from operations and to enhance the value of its portfolio through effective management, acquisition, development and property sales strategies, as follows:

INTERNAL GROWTH: The Company seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce increased effective rental and occupancy rates and decreased tenant installation costs. The Company continues to pursue internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including IBM Corporation, Nabisco Inc. and Allstate Insurance Company. In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

ACQUISITIONS: The Company also believes that growth opportunities exist through acquiring operating properties or properties for redevelopment with attractive returns in its core Northeast sub-markets where, based on its expertise in leasing, managing and operating properties, it believes it is, or can become, a significant and preferred owner and operator. The Company intends to acquire, invest in or redevelop additional properties that: (i) provide attractive initial yields with potential for growth in cash flow from operations; (ii) are well-located, of high quality and competitive in their respective sub-markets;
(iii) are located in its existing sub-markets or in sub-markets in which the Company can become a significant and preferred owner and operator; and (iv) have been under-managed or are otherwise capable of improved performance through intensive management, capital improvements and/or leasing that should result in increased occupancy and rental revenues.

DEVELOPMENT: The Company seeks to selectively develop additional properties where it believes such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies. Such development primarily will occur: (i) when leases have been executed prior to construction; (ii) in stable core Northeast sub-markets where the demand for such space exceeds available supply; and (iii) where the Company is, or can become, a significant and preferred owner and operator.

The Company, directly or through joint ventures, is underway on the construction of six office and office/flex buildings. The most significant of this development activity is currently at the Company's Harborside Financial Center office complex in Jersey City, New Jersey. Three of the six properties currently under construction are located at the complex and consist of two office towers, aggregating approximately 1.6 million square feet, and a 350-room Hyatt Regency hotel. See "Liquidity and Capital Resources - Capitalization."

PROPERTY SALES: The Company plans to sell substantially all of its properties located in the Southwestern and Western regions, using such proceeds primarily to invest in property acquisitions and development projects in its core Northeast markets. Additionally, while management's principal intention is to own and operate its properties on a long-term basis, it is constantly assessing the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located. Based on these ongoing assessments, the Company may, from time to time, decide to sell any of its properties.

FINANCIAL

The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of approximately 50 percent or less. As of December 31, 2001, the Company's total debt constituted approximately 41.5 percent of total undepreciated assets of the Company. The Company has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to prospective preferred stock offerings of the Company. Moody's Investors Service ("Moody's") has assigned its Baa3 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Company. Although there is no limit in the Company's organizational documents on the amount of indebtedness that the Company may incur or the requirement for maintenance of investment grade credit ratings, the Company has entered into certain financial agreements which contain covenants that limit the Company's ability to incur indebtedness under certain circumstances. The Company intends to conduct its operations so as to best be able to maintain its investment grade rated status. The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property sales, short-term and long-term borrowings (including draws on the Company's revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2001, the Company had approximately 380 employees.

COMPETITION

The leasing of real estate is highly competitive. The Properties compete for tenants with lessors and developers of similar properties located in their respective markets primarily on the basis of location, rent charged, services provided, and the design and condition of the Properties. The Company also experiences competition when attempting to acquire or dispose of real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

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

RECENT DEVELOPMENTS

In September 2001, the Company announced a 1.6 percent increase in its quarterly dividend, commencing with the Company's dividend with respect to the third quarter of 2001, from $0.61 per share of Common Stock ($2.44 per share of Common Stock on an annualized basis) to $0.62 per share of Common Stock ($2.48 per share of Common Stock on an annualized basis). The Company declared a cash dividend of $0.62 per share on December 18, 2001 to shareholders of record as of January 4, 2002, with respect to the fourth quarter of 2001. The dividend was paid on January 22, 2002. The Company has increased its quarterly dividend for seven consecutive years representing an increase of 53.5 percent over the period.

In 2001, the Company:

      o     acquired ten office and office/flex properties aggregating 901,888 square feet at a total cost of approximately $96.6 million;
      o     placed in service two office properties aggregating 405,254 square feet at a total cost of approximately $82.3 million;
      o acquired two developable land parcels at a total cost of approximately $3.7 million; and
      o sold seven office properties aggregating 1,021,823 square feet, a multi-family residential property and a vacant pier for aggregate net sales proceeds of approximately $164.1 million.

Additionally, in 2001, the Company, through unconsolidated joint ventures, placed in service a 369,682 square foot office property; and sold two office properties, aggregating 372,926 square feet, for aggregate net sales proceeds of approximately $84.5 million. See Note 4 to the Financial Statements for further information regarding joint venture activity.

OPERATING PROPERTY ACQUISITIONS

The Company acquired the following operating properties during the year ended December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Investment by
Acquisition                                                                                 # of        Rentable       Company (a)
Date              Property/Portfolio Name         Location                                Bldgs.     Square Feet    (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE:
4/6/01            4 & 6 Campus Drive              Parsippany, Morris County, NJ                2         295,766           $48,404
11/6/01           9 Campus Drive (b)              Parsippany, Morris County, NJ                1         156,495            15,073
-----------------------------------------------------------------------------------------------------------------------------------

Total Office Property Acquisitions:                                                            3         452,261           $63,477
-----------------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX:
2/14/01            31 & 41 Twosome Drive          Moorestown, Burlington County, NJ            2         127,250            $7,155
4/27/01            1245 & 1247 N. Church St,
                     2 Twosome Drive              Moorestown, Burlington County, NJ            3         154,200            11,083
8/3/01             5 & 6 Skyline Drive (c)        Hawthorne, Westchester County, NY            2         168,177            14,846
-----------------------------------------------------------------------------------------------------------------------------------

Total Office/Flex Property Acquisitions:                                                       7         449,627           $33,084
-----------------------------------------------------------------------------------------------------------------------------------

Total Operating Property Acquisitions:                                                        10         901,888           $96,561
===================================================================================================================================

(a) Transactions were funded primarily through borrowings on the Company's revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Company's cash reserves.
(b) The Company acquired the remaining 50 percent interest in this property from an unconsolidated joint venture. Investment by Company represents the net cost of acquiring the remaining interest.
(c)   The property was acquired from an entity whose principals include Timothy
      M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively. See Note 18 to the Financial Statements.

PROPERTIES PLACED IN SERVICE

The Company placed in service the following properties during the year ended December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     Investment by
Date Placed                                                                                 # of        Rentable       Company (a)
in Service        Property/Portfolio Name         Location                                Bldgs.     Square Feet    (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE:
1/15/01           105 Eisenhower Parkway          Roseland, Essex County, NJ                   1         220,000           $47,328
3/1/01            8181 East Tufts Avenue          Denver, Denver County, CO                    1         185,254            34,993
-----------------------------------------------------------------------------------------------------------------------------------

Total Properties Placed in Service                                                             2         405,254           $82,321
===================================================================================================================================

(a) Development costs were funded primarily through draws on the Company's revolving credit facility.

LAND ACQUISITIONS

On January 5, 2001, the Company acquired approximately 7.1 acres of developable land located in Littleton, Arapahoe County, Colorado, for approximately $2.7 million. When the Company had committed itself to acquire the land, the Company had intended to develop the site consistent with its then business strategy. Due to a change in the Company's strategy, this land is currently held for sale (see
Note 7 to the Financial Statements).

On September 13, 2001, the Company acquired approximately 5.0 acres of developable land located in Elmsford, Westchester County, New York. The land was acquired for approximately $1.0 million from an entity whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively. The Company has commenced construction of a fully pre-leased 33,000 square-foot office/flex building on the acquired land.

PROPERTY SALES

The Company sold the following properties during the year ended December 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Net Sales       Net Book       Realized
Sale                                                                   # of    Rentable       Proceeds          Value    Gain/(Loss)
Date     Property Name             Location                          Bldgs. Square Feet (IN THOUSANDS) (IN THOUSANDS) (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
OFFICE:
6/1/01   1777 N.E. Loop 410        San Antonio, Bexar County, TX          1     256,137       $21,313       $16,703        $ 4,610
6/15/01  14511 Falling Creek       Houston, Harris County, TX             1      70,999         2,982         2,458            524
7/17/01  8214 Westchester          Dallas, Dallas County, TX              1      95,509         8,966         8,465            501
8/1/01   2600 Westown Parkway      West Des Moines, Polk County, IA       1      72,265         5,165         5,570           (405)
9/26/01  1709 New York Ave, NW     Washington, DC                         1     166,000        65,151        50,640         14,511
11/14/01 200 Concord Plaza Drive   San Antonio, Bexar County, TX          1     248,700        30,927        32,609         (1,682)
12/21/01 5225 Katy Freeway         Houston, Harris County, TX             1     112,213         6,887         7,393           (506)

RESIDENTIAL:
6/21/01  Tenby Chase Apartments    Delran, Burlington County, NJ          1   327 units        19,336         2,399         16,937

OTHER:
4/3/01   North Pier-Harborside (a) Jersey City, Hudson County, NJ        --         n/a         3,357         2,918            439
------------------------------------------------------------------------------------------------------------------------------------

Totals:                                                                   8   1,021,823      $164,084      $129,155        $34,929
====================================================================================================================================

(a) Net sales proceeds consisted of $1,330 in cash and $2,027 of a note receivable due in 2002.

In January 2002, the Company sold 25 Martine Avenue, a 124-unit multi-family residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17.8 million, which resulted in a gain of approximately $7.3 million.

FINANCING ACTIVITY

ISSUANCES OF SENIOR UNSECURED NOTES

On January 29, 2001, the Operating Partnership issued $300.0 million face amount of 7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296.3 million were used to pay down outstanding borrowings under the 2000 Unsecured Facility (see Note 8 to the Financial Statements). The senior unsecured notes were issued at a discount of approximately $1.7 million.

MORTGAGE FINANCING

On May 18, 2001, the Company obtained an additional $70.0 million in proceeds from Northwestern Mutual Life Insurance Company and Principal Capital Management, LLC on a mortgage loan secured by Harborside Financial Center Plazas 2 and 3. The mortgage on Plazas 2 and 3, with a balance of $162.0 million at December 31, 2001, bears interest at a weighted average fixed rate of 7.36 percent and matures in January 2006. Proceeds from the financing were used to pay down outstanding borrowings on the Company's revolving credit facility.

STOCK REPURCHASES

On September 13, 2000, the Board of Directors authorized an increase to the Company's repurchase program under which the Company is permitted to purchase up to an additional $150.0 million of the Company's outstanding common stock ("Repurchase Program"). From that date through February 14, 2002, the Company purchased for constructive retirement under the Repurchase Program 3.3 million shares of its outstanding common stock for an aggregate cost of approximately $91.1 million, of which 1.3 million shares were repurchased in 2001 for a total cost of $35.4 million. As a result, the Company has a remaining authorization to repurchase up to an additional $58.9 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

The current economic downturn has resulted in a receding real estate market, the relocation of companies and an uncertain economic future for many businesses. We are uncertain how long the current downturn will last. The terrorist attacks on September 11, 2001 in New York and Washington, D.C. (and the uncertainty as to whether there may be more) may exacerbate this downturn or cause it to linger and may also result in increases in certain of our expenses for items such as security. The current economic downturn and the events of September 11 may also be having a negative economic impact on most industries, including securities, insurance services, telecommunications and computer systems and other technology, businesses in which many of our tenants are involved. Such economic impact may cause our tenants to have difficulty or be unable to meet their obligations to us.

OUR PERFORMANCE IS SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY.

GENERAL: Our ability to make distributions or payments to our investors depends on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditure requirements). Events or conditions that are beyond our control may adversely affect our operations and the value of our properties. Such events or conditions could include:

      o     changes in the general economic climate;
      o changes in local conditions such as oversupply of office space or a reduction in demand for office space;
      o     decreased attractiveness of our properties to potential tenants;
      o     competition from other office and office/flex buildings;
      o     our inability to provide adequate maintenance;
      o increased operating costs, including insurance premiums and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;
      o changes in laws and regulations (including tax, environmental and housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance;
      o     changes in interest rate levels and the availability of financing;
      o     the inability of a significant number of tenants to pay rent;
      o     our inability to rent office space on favorable terms; and
      o civil unrest, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

FINANCIALLY DISTRESSED TENANTS MAY BE UNABLE TO PAY RENT: If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments. If a tenant files for bankruptcy, a potential court judgment rejecting and terminating such tenant's lease could adversely affect our ability to make distributions or payments to our investors.

OUR INSURANCE COVERAGE ON OUR PROPERTIES MAY BE INADEQUATE: We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. Our existing insurance policies expire in April 2002. As a consequence of the September 11, 2001 terrorist attacks, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, these types of insurance may be prohibitively expensive. If any or all of the foregoing should occur, we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property or properties. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to make distributions or payments to our investors.

ILLIQUIDITY OF REAL ESTATE LIMITS OUR ABILITY TO ACT QUICKLY: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended, and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom we issued limited partnership units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual's tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, subject to certain exceptions. As of December 31, 2001, 141 of our properties, with an aggregate net book value of approximately $1.9 billion, were subject to these restrictions. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

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

ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND MAY BE COSTLY: Various federal, state and local laws and regulations subject property owners or operators to liability for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner or operator was responsible for or even knew of the presence of such substances. The presence of or failure to properly remediate hazardous or toxic substances (such as toxic mold) may adversely affect our ability to rent, sell or borrow against contaminated property. Various laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of such substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for such disposal ever owned or operated the disposal facility. Certain other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing materials into the air. As owners and operators of property and as potential arrangers for hazardous substance disposal, we may be liable under such laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of such costs and expenses could adversely affect our ability to make distributions or payments to our investors.

COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR PROPERTIES: We plan to acquire additional properties in New Jersey, New York and Pennsylvania and in the Northeast generally. We may be competing for investment opportunities with entities that have greater financial resources. Several office building developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:

      o reducing the number of suitable investment opportunities offered to us;
      o     increasing the bargaining power of property owners;
      o     interfering with our ability to attract and retain tenants;
      o increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates; and/or
      o     adversely affecting our ability to minimize expenses of operation.

DEVELOPMENT OF REAL ESTATE COULD BE COSTLY: As part of our operating strategy, we may acquire land for development under certain conditions. Included among the risks of the real estate development business are the following, which may adversely affect our ability to make distributions or payments to our investors:

      o financing for development projects may not be available on favorable terms;
      o long-term financing may not be available upon completion of construction; and
      o failure to complete construction on schedule or within budget may increase debt service expense and construction costs.

PROPERTY OWNERSHIP THROUGH JOINT VENTURES COULD SUBJECT US TO THE CONTRARY BUSINESS OBJECTIVES OF OUR CO-VENTURERS: We, from time to time, invest in joint ventures or partnerships in which we do not hold a controlling interest. These investments involve risks that do not exist with properties in which we own a controlling interest, including the possibility that our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. While the Company seeks protective rights against such company action, there can be no assurance that the Company will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect the Company against contrary actions. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures or partnerships. If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make distributions or payments to our investors.

DEBT FINANCING COULD ADVERSELY AFFECT OUR ECONOMIC PERFORMANCE.

SCHEDULED DEBT PAYMENTS AND REFINANCING COULD ADVERSELY AFFECT OUR FINANCIAL
CONDITION: We are subject to the risks normally associated with debt financing. These risks, including the following, may adversely affect our ability to make distributions or payments to our investors:

      o our cash flow may be insufficient to meet required payments of principal and interest;
      o payments of principal and interest on borrowings may leave us with insufficient cash resources to pay operating expenses;
      o we may not be able to refinance indebtedness on our properties at maturity; and
      o if refinanced, the terms of refinancing may not be as favorable as the original terms of the related indebtedness.

As of December 31, 2001, we had total outstanding indebtedness of $1.7 billion comprised of $1.1 billion of senior unsecured notes, outstanding borrowings of $59.5 million under our unsecured $800.0 million revolving credit facility and approximately $543.8 million of mortgage indebtedness. We may have to refinance the principal due on our indebtedness at maturity, and we may not be able to refinance any indebtedness we incur in the future.

If we are unable to refinance our indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our ability to make distributions or payments to our investors include the following:

      o we may need to dispose of one or more of our properties upon disadvantageous terms;
      o prevailing interest rates or other factors at the time of refinancing could increase interest rates and, therefore, our interest expense;
      o if we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases; and
      o foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the real estate investment trust distribution requirements of the Internal Revenue Code.

RISING INTEREST RATES MAY ADVERSELY AFFECT OUR CASH FLOW: Outstanding borrowings of approximately $59.5 million (as of December 31, 2001) under our revolving credit facility and approximately $32.2 million (as of December 31, 2001) of our mortgage indebtedness bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

OUR DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR CASH FLOW: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facility), as well as from proceeds from property sales and undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing. Our Board of Directors has a general policy of limiting the ratio of our indebtedness to total undepreciated assets (total debt as a percentage of total undepreciated assets) to 50 percent or less, although there is no limit in Mack-Cali Realty, L.P.'s or our organizational documents on the amount of indebtedness that we may incur. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness. The Board of Directors could alter or eliminate its current policy on borrowing at any time in its discretion. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and/or could cause an increased risk of default on our obligations.

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

If we fail to qualify as a real estate investment trust in any taxable year, we will be subject to the following:

      o     we will not be allowed a deduction for dividends to shareholders;
      o we will be subject to federal income tax at regular corporate rates, including any alternative minimum tax, if applicable; and
      o unless we are entitled to relief under certain statutory provisions, we will not be permitted to qualify as a real estate investment trust for the four taxable years following the year during which we were disqualified.

A loss of our status as a real estate investment trust could have an adverse effect on us. Failure to qualify as a real estate investment trust also would eliminate the requirement that we pay dividends to our stockholders.

OTHER TAX LIABILITIES: Even if we qualify as a real estate investment trust, we are subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state and local taxes. Our net income from third party management and tenant improvements, if any, also may be subject to federal income tax.

RISK OF CHANGES IN THE TAX LAW APPLICABLE TO REAL ESTATE INVESTMENT TRUSTS:
Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our and Mack-Cali Realty, L.P.'s tax treatment and, therefore, may adversely affect taxation of us, Mack-Cali Realty, L.P., and/or our investors.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Company considers portions of this information to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Company cannot predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which the Company has made assumptions are changes in the general economic climate; conditions, including those affecting industries in which the Company's principal tenants compete; any failure of the general economy to recover timely from the current economic downturn; the extent of any tenant bankruptcies; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for office, office/flex and industrial/warehouse properties; changes in interest rate levels; changes in operating costs; the Company's ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Company and the statements contained herein, see the "Risk Factors" section. The Company assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

ITEM 2. PROPERTIES

PROPERTY LIST

As of December 31, 2001, the Company's Consolidated Properties consisted of 253 in-service office, office/flex and industrial/warehouse properties, ranging from one to 20 stories, as well as one multi-family residential property, two stand-alone retail properties and three land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 27.0 million square feet, with the individual properties ranging from approximately 6,200 to 761,200 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Company's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

                                PROPERTY LISTING

                                OFFICE PROPERTIES

                                                                                                                     PERCENTAGE
                                                                                                                  OF TOTAL 2001
                                                            PERCENTAGE                                                  OFFICE,
                                                    NET         LEASED               2001              2001         OFFICE/FLEX
                                               RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                          YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                         BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
-------------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive..............   1987           40,422          100.0                784               737                0.16
200 Decadon Drive..............   1991           39,922          100.0                731               688                0.15

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Route 208 North..........   1987          143,000          100.0              3,248             3,162                0.65
FORT LEE
One Bridge Plaza...............   1981          200,000           98.7              4,994             4,643                0.99

2115 Linwood Avenue............   1981           68,000           99.7              1,687             1,292                0.34

LITTLE FERRY
200 Riser Road.................   1974          286,628          100.0              2,081             2,022                0.41

MONTVALE
95 Chestnut Ridge Road.........   1975           47,700          100.0                567               567                0.11
135 Chestnut Ridge Road........   1981           66,150          100.0              1,558             1,338                0.31

PARAMUS
15 East Midland Avenue.........   1988          259,823          100.0              6,729             6,726                1.34
461 From Road..................   1988          253,554           99.8              6,041             6,034                1.20
650 From Road..................   1978          348,510           92.8              6,083             5,931                1.21
140 Ridgewood Avenue ..........   1981          239,680          100.0              5,326             5,187                1.06
61 South Paramus Avenue........   1985          269,191          100.0              6,167             5,670                1.23
ROCHELLE PARK
120 Passaic Street.............   1972           52,000           99.6              1,439             1,366                0.29
365 West Passaic Street........   1976          212,578           95.2              4,219             3,887                0.84



                                                       2001
                                        2001        AVERAGE
                                     AVERAGE      EFFECTIVE     TENANTS LEASING 10% OR
                                   BASE RENT           RENT     MORE OF NET RENTABLE
PROPERTY                         PER SQ. FT.    PER SQ. FT.     AREA PER PROPERTY
LOCATION                         ($) (d) (f)    ($) (e) (f)     AS OF 12/31/01 (f)
--------------------------------------------------------------------------------------------------------------------------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive..............        19.40          18.23     Computer Sciences Corp. (100%)
200 Decadon Drive..............        18.31          17.23     Computer Sciences Corp. (100%)

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Route 208 North..........        22.71          22.11     Lonza, Inc. (63%)
FORT LEE
One Bridge Plaza...............        25.30          23.52     PricewaterhouseCoopers, LLP (35%), Broadview Associates, LLP
                                                                (16%), Bozell Worldwide, Inc. (16%)
2115 Linwood Avenue............        24.88          19.06     US Depot Inc. (23%), Ameribrom Inc. (14%), Mack Management &
                                                                Construction (12%), Morgan Stanley Dean Witter (10%)
LITTLE FERRY
200 Riser Road.................         7.26           7.05     Ford Motor Company (34%), Casio Inc. (33%), Dassault Falcon
                                                                Jet Corp. (33%)
MONTVALE
95 Chestnut Ridge Road.........        11.89          11.89     Aventis Environmental Science (100%)
135 Chestnut Ridge Road........        23.55          20.23     Paycheck Inc. (45%), Automated Resources Group Inc. (26%),
                                                                Sys-Con Publications Inc. (11%), Lexmark International (10%)
PARAMUS
15 East Midland Avenue.........        25.90          25.89     AT&T Wireless Services (100%)
461 From Road..................        23.87          23.85     Toys 'R' Us, Inc. (96%)
650 From Road..................        18.81          18.34     Movado Group Inc. (18%), Long Beach Acceptance Corp. (10%)
140 Ridgewood Avenue ..........        22.22          21.64     AT&T Wireless Services (57%), Smith Barney Shearson Inc. (19%)
61 South Paramus Avenue........        22.91          21.06     Morgan Stanley Dean Witter, Inc. (10%)
ROCHELLE PARK
120 Passaic Street.............        27.78          26.37     SBC Telecom Inc. (53%), Cantor Fitzgerald LP (46%)
365 West Passaic Street........        20.85          19.21     United Retail Inc. (31%), Catalina Marketing Corp. (10%),
                                                                Regulus LLC (10%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                       PERCENTAGE
                                                                                                                    OF TOTAL 2001
                                                              PERCENTAGE                                                  OFFICE,
                                                      NET         LEASED               2001              2001         OFFICE/FLEX
                                                 RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                            YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                           BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
---------------------------------------------------------------------------------------------------------------------------------
SADDLE RIVER
1 Lake Street..................  1973/94          474,801          100.0              7,466             7,466                1.49
UPPER SADDLE RIVER
10 Mountainview Road...........     1986          192,000           98.0              3,988             3,923                0.79


WOODCLIFF LAKE
400 Chestnut Ridge Road........     1982           89,200          100.0              2,124             2,124                0.42
470 Chestnut Ridge Road........     1987           52,500          100.0              1,192             1,192                0.24
530 Chestnut Ridge Road........     1986           57,204          100.0              1,166             1,166                0.23
50 Tice Boulevard..............     1984          235,000           95.0              5,288             4,570                1.05
300 Tice Boulevard.............     1991          230,000           99.3              4,831             4,647                0.96


BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
224 Strawbridge Drive..........     1984           74,000          100.0              1,467             1,104                0.29

228 Strawbridge Drive..........     1984           74,000          100.0              1,433             1,072                0.29

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway.......     1980          247,476           88.5              6,228             6,068                1.24
ROSELAND
101 Eisenhower Parkway.........     1980          237,000           83.8              4,136             3,778                0.82
103 Eisenhower Parkway.........     1985          151,545           90.0              3,157             2,852                0.63

105 Eisenhower Parkway (g) (k).     2001          220,000           50.9              3,340             2,980                0.67

HUDSON COUNTY, NEW JERSEY


                                                       2001
                                        2001        AVERAGE
                                     AVERAGE      EFFECTIVE     TENANTS LEASING 10% OR
                                   BASE RENT           RENT     MORE OF NET RENTABLE
PROPERTY                         PER SQ. FT.    PER SQ. FT.     AREA PER PROPERTY
LOCATION                         ($) (d) (f)    ($) (e) (f)     AS OF 12/31/01 (f)
--------------------------------------------------------------------------------------------------------------------------------
SADDLE RIVER
1 Lake Street..................        15.72          15.72     Prentice-Hall Inc. (100%)
UPPER SADDLE RIVER
10 Mountainview Road...........        21.19          20.85     Thomson Minwax Company (23%), Professional Detailing Inc.
                                                                (20%), Corning Life Sciences Inc. (15%), ITT Fluid Technology
                                                                (14%), Pearson Education (14%)
WOODCLIFF LAKE
400 Chestnut Ridge Road........        23.81          23.81     Timeplex, Inc. (100%)
470 Chestnut Ridge Road........        22.70          22.70     Andermatt LP (100%)
530 Chestnut Ridge Road........        20.38          20.38     KPMG Peat Marwick, LLP (100%)
50 Tice Boulevard..............        23.69          20.47     Syncsort, Inc. (25%)
300 Tice Boulevard.............        21.15          20.35     Chase Home Mortgage Corp. (25%), KPMG LLP (20%), BMW of North
                                                                America, LLC (15%), NYCE Corp. (11%)

BURLINGTON COUNTY, NEW JERSEY
MOORESTOWN
224 Strawbridge Drive..........        19.82          14.92     Allstate Insurance Company (49%), Harleysville Mutual
                                                                Insurance (28%)
228 Strawbridge Drive..........        19.36          14.49     Cendant Mortgage Corporation (100%)

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway.......        28.44          27.71     KPMG Peat Marwick, LLP (34%), Budd Larner Gross Et Al (23%)
ROSELAND
101 Eisenhower Parkway.........        20.83          19.02     Brach, Eichler, Rosenberg, Silver, Bernstein & Hammer (13%)
103 Eisenhower Parkway.........        23.15          20.91     CPG Partners L.P. (24%), Lum, Danzis, Drasco Positan &
                                                                Kleinberg (16%), Salomon Smith Barney, Inc. (11%)
105 Eisenhower Parkway (g) (k).        31.02          27.67     Arthur Andersen (51%)

HUDSON COUNTY, NEW JERSEY

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)



                                                                          PERCENTAGE
                                                                  NET         LEASED               2001              2001
                                                             RENTABLE          AS OF               BASE         EFFECTIVE
PROPERTY                                        YEAR             AREA       12/31/01               RENT              RENT
LOCATION                                       BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)
-------------------------------------------------------------------------------------------------------------------------
JERSEY CITY
Harborside Financial Center Plaza 1..........   1983          400,000           99.0              3,375             3,372
Harborside Financial Center Plaza 2..........   1990          761,200          100.0             18,998            18,073


Harborside Financial Center Plaza 3..........   1990          725,600          100.0             18,108            17,227

Harborside Financial Center Plaza 4-A (i)....   2000          207,670           93.9              5,935             5,715

MERCER COUNTY, NEW JERSEY
PRINCETON
103 Carnegie Center..........................   1984           96,000          100.0              2,313             2,147

100 Overlook Center..........................   1988          149,600          100.0              3,386             3,231

5 Vaughn Drive...............................   1987           98,500           75.7              2,159             2,037


MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road..........................   1977           40,000          100.0                373               368
PLAINSBORO
500 College Road East........................   1984          158,235          100.0              3,207             3,163

SOUTH BRUNSWICK
3 Independence Way...........................   1983          111,300          100.0              2,205             2,139
WOODBRIDGE
581 Main Street..............................   1991          200,000          100.0              4,842             4,736


MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66................................   1989          180,000          100.0              2,410             2,410
WALL TOWNSHIP

                                                    PERCENTAGE
                                                 OF TOTAL 2001                         2001
                                                       OFFICE,          2001        AVERAGE
                                                   OFFICE/FLEX       AVERAGE      EFFECTIVE
                                               AND INDUSTRIAL/     BASE RENT           RENT
PROPERTY                                             WAREHOUSE   PER SQ. FT.    PER SQ. FT.
LOCATION                                         BASE RENT (%)   ($) (d) (f)    ($) (e) (f)
-------------------------------------------------------------------------------------------
JERSEY CITY
Harborside Financial Center Plaza 1..........             0.67          8.52           8.52
Harborside Financial Center Plaza 2..........             3.78         24.96          23.74


Harborside Financial Center Plaza 3..........             3.61         24.96          23.74

Harborside Financial Center Plaza 4-A (i)....             1.18         33.91          32.66

MERCER COUNTY, NEW JERSEY
PRINCETON
103 Carnegie Center..........................             0.46         24.09          22.36

100 Overlook Center..........................             0.67         22.63          21.60

5 Vaughn Drive...............................             0.43         28.95          27.32


MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road..........................             0.07          9.33           9.20
PLAINSBORO
500 College Road East........................             0.64         20.27          19.99

SOUTH BRUNSWICK
3 Independence Way...........................             0.44         19.81          19.22
WOODBRIDGE
581 Main Street..............................             0.96         24.21          23.68


MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66................................             0.48         13.39          13.39
WALL TOWNSHIP




                                               TENANTS LEASING 10% OR
                                               MORE OF NET RENTABLE
PROPERTY                                       AREA PER PROPERTY
LOCATION                                       AS OF 12/31/01 (f)
----------------------------------------------------------------------------------------------------------------
JERSEY CITY
Harborside Financial Center Plaza 1..........  Bankers Trust Harborside, Inc. (96%)
Harborside Financial Center Plaza 2..........  Dean Witter Trust Company (26%), DLJ Securities (24%), Dow
                                               Jones & Company, Inc. (11%), Morgan Stanley Dean Witter, Inc.
                                               (10%), Lewco Securities Corp. (10%)
Harborside Financial Center Plaza 3..........  AICPA (36%), BTM Information Services, Inc. (20%), Exodus
                                               Communications (10%)
Harborside Financial Center Plaza 4-A (i)....  TD Waterhouse Securities Inc. (89%)

MERCER COUNTY, NEW JERSEY
PRINCETON
103 Carnegie Center..........................  Ronin Development Corp. (15%), R.G. Vanderweil Engineers
                                               (14%), Kurt Salmon Assoc. Inc. (11%)
100 Overlook Center..........................  Regus Business Centre Corp. (26%), Xerox Corporation (23%),
                                               Paine Webber Inc. (14%)
5 Vaughn Drive...............................  Woodrow Wilson National Fellowship Foundation (17%),
                                               Floorgraphics Inc. (14%), Villeroy & Boch Tableware Ltd. (11%)

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road..........................  Greater New York Mutual Insurance Company (100%)
PLAINSBORO
500 College Road East........................  SSB Realty, LLC (72%), Buchanan Ingersoll P.C. (17%), PNC
                                               Bank, N.A. (10%)
SOUTH BRUNSWICK
3 Independence Way...........................  Merrill Lynch Pierce Fenner & Smith (82%)
WOODBRIDGE
581 Main Street..............................  First Investors Management Company, Inc. (38%), Cast North
                                               America Ltd. (11%)

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66................................  United States Life Insurance Company (100%)
WALL TOWNSHIP

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                    PERCENTAGE
                                                                                                                 OF TOTAL 2001
                                                           PERCENTAGE                                                  OFFICE,
                                                   NET         LEASED               2001              2001         OFFICE/FLEX
                                              RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                         YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                        BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
------------------------------------------------------------------------------------------------------------------------------
1305 Campus Parkway..........    1988           23,350           92.4                389               364                0.08

1350 Campus Parkway..........    1990           79,747           99.9              1,430             1,317                0.28



MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Turnpike........    1987          168,144          100.0              4,413             3,959                0.88

MORRIS PLAINS
250 Johnson Road.............    1977           75,000          100.0              1,594             1,433                0.32
201 Littleton Road...........    1979           88,369           80.3              1,796             1,716                0.36


MORRIS TOWNSHIP
340 Mt. Kemble Avenue........    1985          387,000          100.0              5,530             5,530                1.10
PARSIPPANY
4 Campus Drive (g)...........    1983          147,475           86.8              2,461             2,461                0.49
6 Campus Drive (g)...........    1983          148,291           82.2              2,734             2,734                0.54
7 Campus Drive...............    1982          154,395          100.0              2,041             1,927                0.41
8 Campus Drive...............    1987          215,265          100.0              5,631             5,401                1.12

9 Campus Drive (g)...........    1983          156,495           94.5                693               692                0.14
2 Dryden Way.................    1990            6,216          100.0                 70                68                0.01
4 Gatehall Drive.............    1988          248,480           91.2              5,850             5,802                1.17

2 Hilton Court...............    1991          181,592          100.0              4,764             4,542                0.95
600 Parsippany Road..........    1978           96,000           78.2              1,734             1,626                0.35
1 Sylvan Way.................    1989          150,557          100.0              3,513             3,109                0.70
5 Sylvan Way.................    1989          151,383          100.0              4,010             3,881                0.80

7 Sylvan Way.................    1987          145,983          100.0              2,920             2,772                0.58


                                                      2001
                                       2001        AVERAGE
                                    AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                  BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                        PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                        ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
-------------------------------------------------------------------------------------------------------------------------------
1305 Campus Parkway..........         18.03          16.87    Waterford Wedgewood USA Inc. (47%), McLaughlin, Bennett,
                                                              Gelson (45%)
1350 Campus Parkway..........         17.95          16.53    Meridan Health Realty Corp. (22%), Milestone Material Inc.
                                                              (18%), Stephen E. Gertler Law Office (17%), Sportsgolf L.L.C.
                                                              (12%), Amper Politzner & Mattia PA (11%)

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Turnpike........         26.25          23.55    Bressler Amery & Ross (24%), Salomon Smith Barney Inc. (13%),
                                                              Atlantic Health Systems (12%), Dun & Bradstreet Inc. (12%)
MORRIS PLAINS
250 Johnson Road.............         21.25          19.11    Electronic Data Systems Corp. (100%)
201 Littleton Road...........         25.31          24.18    Xerox Corporation (50%), Bozell Worldwide Inc. (19%), CHEP USA
                                                              (11%)

MORRIS TOWNSHIP
340 Mt. Kemble Avenue........         14.29          14.29    AT&T Corporation (100%)
PARSIPPANY
4 Campus Drive (g)...........         25.99          25.99    Nabisco Inc. (27%), Summit Equities Inc. (20%)
6 Campus Drive (g)...........         30.32          30.32    Prudential Insurance Company (37%)
7 Campus Drive...............         13.22          12.48    Nabisco Inc. (100%)
8 Campus Drive...............         26.16          25.09    Prudential Insurance Co. (31%), MCI Telecommunications Corp.
                                                              (26%), Ayco Company L.P. (13%)
9 Campus Drive (g)...........         30.54          30.50    GAB Business Service Inc. (63%)
2 Dryden Way.................         11.26          10.94    Bright Horizons Childrens Center (100%)
4 Gatehall Drive.............         25.81          25.60    J.B. Hanauer & Company (20%), Royal Indemnity Company (16%),
                                                              Toyota Motor Credit Corp. (10%)
2 Hilton Court...............         26.23          25.01    Deloitte & Touche USA LLP (64%), Sankyo Parke Davis (31%)
600 Parsippany Road..........         23.10          21.66    Exario Networks Inc. (36%)
1 Sylvan Way.................         23.33          20.65    Cendant Operations Inc. (99%)
5 Sylvan Way.................         26.49          25.64    Integrated Communications (41%), Experian Information Solution
                                                              (15%), DRS Technologies Inc. (13%)
7 Sylvan Way.................         20.00          18.99    Nabisco Inc. (100%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                     PERCENTAGE
                                                                                                                  OF TOTAL 2001
                                                            PERCENTAGE                                                  OFFICE,
                                                    NET         LEASED               2001              2001         OFFICE/FLEX
                                               RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                          YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                         BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
-------------------------------------------------------------------------------------------------------------------------------
PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue.............   1983           75,000           97.9              1,402             1,238                0.28

TOTOWA
999 Riverview Drive............   1988           56,066           65.0                881               782                0.18
WAYNE
201 Willowbrook Boulevard......   1970          178,329           49.1              2,042             2,020                0.41

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road..............   1986           49,000          100.0                738               686                0.15
233 Mt. Airy Road..............   1987           66,000          100.0              1,315             1,193                0.26
BERNARDS
106 Allen Road (i).............   2000          132,010           66.7              2,073             1,671                0.41
BRIDGEWATER
721 Route 202/206..............   1989          192,741          100.0              4,406             4,228                0.88



UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue..............   1985          182,555          100.0              4,399             3,826                0.88

CRANFORD
6 Commerce Drive...............   1973           56,000           93.1              1,073             1,001                0.21
11 Commerce Drive (f)..........   1981           90,000           95.8              1,019               912                0.20
12 Commerce Drive..............   1967           72,260           84.1                870               842                0.17
20 Commerce Drive..............   1990          176,600          100.0              4,310             3,897                0.86

65 Jackson Drive...............   1984           82,778          100.0              1,712             1,411                0.34


NEW PROVIDENCE


                                                       2001
                                        2001        AVERAGE
                                     AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                   BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                         PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                         ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
--------------------------------------------------------------------------------------------------------------------------------
PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue.............        19.09          16.86    Grosvenor Marketing Ltd. (10%)

TOTOWA
999 Riverview Drive............        24.17          21.46    Telsource Corporation (19%), Humana Press (15%)
WAYNE
201 Willowbrook Boulevard......        23.32          23.07    URS Corporation (26%), Meridian Benefit Inc. (22%)

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
222 Mt. Airy Road..............        15.06          14.00    Avaya Inc. (100%)
233 Mt. Airy Road..............        19.92          18.08    Avaya Inc. (100%)
BERNARDS
106 Allen Road (i).............        24.37          19.65    KPMG Consulting LLC (59%)
BRIDGEWATER
721 Route 202/206..............        22.86          21.94    Allstate Insurance Company (37%), Norris, McLaughlin & Marcus,
                                                               PA (32%), Johnson and Johnson (15%), Datatek Applications Inc.
                                                               (12%)

UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue..............        24.10          20.96    CAP Gemini America Inc. (40%), DFDS Transport (14%),
                                                               Mastercare Companies Inc. (10%)
CRANFORD
6 Commerce Drive...............        20.58          19.20    Kendle International Inc. (50%)
11 Commerce Drive (f)..........        11.82          10.58    Northeast Administrators (10%), Countrywide Home Loans (10%)
12 Commerce Drive..............        14.32          13.86    Registrar & Transfer Company (36%), URS Corporation (28%)
20 Commerce Drive..............        24.41          22.07    Public Service Electric & Gas Company (26%), Quintiles Inc.
                                                               (21%)
65 Jackson Drive...............        20.68          17.05    PMK Group Inc. (35%), Allstate Insurance Company (27%),
                                                               Procter & Gamble Distribution Co., Inc. (18%), Provident
                                                               Companies Inc. (14%)
NEW PROVIDENCE

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                    PERCENTAGE
                                                                                                                 OF TOTAL 2001
                                                           PERCENTAGE                                                  OFFICE,
                                                   NET         LEASED               2001              2001         OFFICE/FLEX
                                              RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                         YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                        BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
------------------------------------------------------------------------------------------------------------------------------
890 Mountain Road.............   1977           80,000          100.0              2,436             2,363                0.49


------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE                     12,103,070           96.0            245,030           232,214               48.80
------------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive..........   1987          118,727           92.4              2,143             2,107                0.43

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive (j).......   1983          237,274          100.0              5,533             5,533                1.10
111 East Shore Road...........   1980           55,575          100.0              1,518             1,504                0.30

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard...........   1988          180,000          100.0              3,882             3,690                0.77


WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road (f).......   1975           60,000          100.0                875               803                0.17
101 Executive Boulevard.......   1971           50,000           83.8                951               912                0.19
555 Taxter Road...............   1986          170,554          100.0              4,005             4,003                0.80
565 Taxter Road...............   1988          170,554           90.5              3,712             3,673                0.74

570 Taxter Road...............   1972           75,000           94.7              1,594             1,502                0.32

HAWTHORNE
1 Skyline Drive...............   1980           20,400           99.0                342               327                0.07
2 Skyline Drive...............   1987           30,000           98.9                477               433                0.10


                                                      2001
                                       2001        AVERAGE
                                    AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                  BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                        PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                        ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
-------------------------------------------------------------------------------------------------------------------------------
890 Mountain Road.............        30.45          29.54    Aspen Technology Inc. (52%), Dun & Bradstreet (27%), K Line
                                                              America, Inc. (16%)

-------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE               21.58          20.47
-------------------------------------------------------------------------------------------------------------------------------

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive..........        19.53          19.21    Allstate Insurance Company (16%)

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive (j).......        23.32          23.32    CMP Media, LLC. (100%)
111 East Shore Road...........        27.31          27.06    Administrators For The Professions, Inc. (100%)

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard...........        21.57          20.50    Provident Savings Bank F.A. (20%), Allstate Insurance Company
                                                              (19%), Aetna Life Insurance Company (14%)

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
100 Clearbrook Road (f).......        14.58          13.38    MIM Corporation (18%), Pyrotek Inc. (11%)
101 Executive Boulevard.......        22.70          21.77    Pennysaver Group Inc. (23%), Kyocera Mita America Inc. (11%)
555 Taxter Road...............        23.48          23.47    Fuji Photo Film USA Inc. (71%), Royal Indemnity Company (12%)
565 Taxter Road...............        24.05          23.80    Nextel of New York Inc. (29%), KLM Royal Dutch Airlines (10%),
                                                              National Mutual Insurance (10%)
570 Taxter Road...............        22.44          21.15    New York State United Teachers Association (15%), Wilder
                                                              Balter Partners LLC (15%)
HAWTHORNE
1 Skyline Drive...............        16.93          16.19    Boxx International Corp. (50%), Childtime Childcare Inc. (49%)
2 Skyline Drive...............        16.08          14.59    MW Samara (56%), Perini Construction (43%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                      PERCENTAGE
                                                                                                                   OF TOTAL 2001
                                                             PERCENTAGE                                                  OFFICE,
                                                     NET         LEASED               2001              2001         OFFICE/FLEX
                                                RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                           YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                          BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
--------------------------------------------------------------------------------------------------------------------------------
7 Skyline Drive.................   1987          109,000           97.9              2,190             2,177                0.44
17 Skyline Drive................   1989           85,000          100.0              1,359             1,333                0.27
19 Skyline Drive................   1982          248,400          100.0              4,407             3,972                0.88
TARRYTOWN
200 White Plains Road...........   1982           89,000           77.0              1,527             1,366                0.30

220 White Plains Road...........   1984           89,000           99.4              2,074             1,983                0.41
WHITE PLAINS
1 Barker Avenue.................   1975           68,000           99.0              1,666             1,612                0.33
3 Barker Avenue.................   1983           65,300          100.0              1,142             1,080                0.23

50 Main Street..................   1985          309,000           99.7              8,347             7,828                1.66
11 Martine Avenue...............   1987          180,000          100.0              4,563             4,215                0.91

1 Water Street..................   1979           45,700           68.1              1,037               997                0.21
YONKERS
1 Executive Boulevard...........   1982          112,000           99.4              2,536             2,414                0.51


3 Executive Plaza...............   1987           58,000          100.0              1,427             1,305                0.28



--------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                          2,626,484           97.0             57,307            54,769               11.42
--------------------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive............   1989           60,696           93.4              1,545             1,531                0.31


                                                        2001
                                         2001        AVERAGE
                                      AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                    BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                          PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                          ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
---------------------------------------------------------------------------------------------------------------------------------
7 Skyline Drive.................        20.52          20.40    E.M. Industries Inc. (42%), Cortlandt Group Inc. (14%)
17 Skyline Drive................        15.99          15.68    IBM Corporation (100%)
19 Skyline Drive................        17.74          15.99    IBM Corporation (100%)
TARRYTOWN
200 White Plains Road...........        22.28          19.93    Allmerica Financial (17%), NYS Dept. of Environmental Services
                                                                (13%)
220 White Plains Road...........        23.44          22.42    Eagle Family Foods Inc. (17%), ATM Services Inc. (10%)
WHITE PLAINS
1 Barker Avenue.................        24.75          23.95    O'Connor McGuinness Conte (19%), United Skys Realty Corp. (18%)
3 Barker Avenue.................        17.49          16.54    Trigen Energy Corporation (56%), TNS Intersearch Corporation
                                                                (10%)
50 Main Street..................        27.09          25.41    TMP Worldwide Inc. (15%), National Economic Research (10%)
11 Martine Avenue...............        25.35          23.42    Salomon Smith Barney Inc. (12%), McCarthy Fingar Donovan Et Al
                                                                (11%), David Worby (11%), Dean Witter Reynolds Inc. (11%)
1 Water Street..................        33.32          32.04    AMG In-Store Inc. (32%)
YONKERS
1 Executive Boulevard...........        22.78          21.68    Bronx Healthplan Inc. (18%), AVR Realty Company (11%),
                                                                Protective Tech International (11%), York International Agency
                                                                Inc. (11%)
3 Executive Plaza...............        24.60          22.50    Montefiore Medical Center (46%), Metropolitan Life Insurance
                                                                (21%), Allstate Insurance Company (19%), City & Suburban
                                                                Federal Savings Bank (14%)

---------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE                   22.49          21.49
---------------------------------------------------------------------------------------------------------------------------------

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive............        27.25          27.01    Drinker Biddle & Reath (42%), PNC Bank, NA (38%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                PERCENTAGE                                                  OFFICE,
                                                        NET         LEASED               2001              2001         OFFICE/FLEX
                                                   RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                              YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                             BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
-----------------------------------------------------------------------------------------------------------------------------------
1055 Westlakes Drive...............   1990          118,487           52.0              1,108             1,071                0.22
1205 Westlakes Drive...............   1988          130,265           83.7              2,695             2,612                0.54

1235 Westlakes Drive...............   1986          134,902           93.3              3,225             3,110                0.64


DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive..................   1986           95,000          100.0              2,554             2,379                0.51
200 Stevens Drive..................   1987          208,000          100.0              5,493             5,252                1.09
300 Stevens Drive..................   1992           68,000           52.2              1,402             1,330                0.28
MEDIA
1400 Providence Road - Center I....   1986          100,000          91.4               1,954             1,874                0.39
1400 Providence Road - Center II...   1990          160,000          77.2               2,816             2,625                0.56

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue................   1990          100,700           89.4              1,832             1,796                0.36

PLYMOUTH MEETING
1150 Plymouth Meeting Mall.........   1970          167,748           98.0              3,212             3,082                0.64


Five Sentry Parkway East...........   1984           91,600          100.0              1,700             1,666                0.34
Five Sentry Parkway West...........   1984           38,400          100.0                835               813                0.17

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                         1,473,798           87.6             30,371            29,141                6.05
-----------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue.............   1973          121,250           96.0              3,042             2,897                0.61




                                                           2001
                                            2001        AVERAGE
                                         AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                       BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                             PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                             ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
------------------------------------------------------------------------------------------------------------------------------------
1055 Westlakes Drive...............        17.98          17.38    Regus Business Centre Corp. (35%), Zarix Inc. (18%)
1205 Westlakes Drive...............        24.72          23.96    Oracle Corporation (30%), Provident Mutual Life Insurance Co.
                                                                   (11%), International Rehab Assoc. (10%)
1235 Westlakes Drive...............        25.62          24.71    Ratner & Prestia (19%), Chartwell Investment Partners (17%)
                                                                   Turner Investment Partners (16%),

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive..................        26.88          25.04    Keystone Mercy Health Plan (100%)
200 Stevens Drive..................        26.41          25.25    Keystone Mercy Health Plan (100%)
300 Stevens Drive..................        39.50          37.47    Hewlett Packard Company (35%)
MEDIA
1400 Providence Road - Center I....        21.38          20.50    General Services Admin. (13%), Erie Insurance Company (11%)
1400 Providence Road - Center II...        22.80          21.25    Barnett International (36%)

MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue................        20.35          19.95    Reality Online Inc. (42%), Banc One National Processing (21%),
                                                                   Seton Company (15%)
PLYMOUTH MEETING
1150 Plymouth Meeting Mall.........        19.54          18.75    Lincoln Technical Institute (18%), Ken-Crest Services (18%),
                                                                   Ikea US General Partners Inc. (14%), ECC Management Services
                                                                   (13%)
Five Sentry Parkway East...........        18.56          18.19    Merck & Co. Inc. (77%), Selas Fluid Processing Corp. (23%)
Five Sentry Parkway West...........        21.74          21.17    Merck & Co. Inc. (70%), David Cutler Group (30%)

------------------------------------------------------------------------------------------------------------------------------------
TOTAL PENNSYLVANIA OFFICE                  23.52          22.57
------------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue.............        26.13          24.89    Hachette Filipacchi Magazines (27%), McMahan Securities Co, LP
                                                                   (15%), Greenwich Hospital (13%), Winklevoss Consultants Inc.
                                                                   (12%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                         PERCENTAGE
                                                                                                                      OF TOTAL 2001
                                                                PERCENTAGE                                                  OFFICE,
                                                        NET         LEASED               2001              2001         OFFICE/FLEX
                                                   RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                              YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                             BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
-----------------------------------------------------------------------------------------------------------------------------------
NORWALK
40 Richards Avenue.................   1985          145,487           91.7              3,312             3,065                0.67

SHELTON
1000 Bridgeport Avenue.............   1986          133,000          100.0              2,523             2,332                0.50



-----------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                            399,737           95.8              8,877             8,294                1.78
-----------------------------------------------------------------------------------------------------------------------------------

WASHINGTON, D.C.
1201 Connecticut Avenue, NW........   1940          169,549          100.0              5,201             5,025                1.04

1400 L Street, NW..................   1987          159,000          100.0              6,267             6,089                1.25
1709 New York Avenue, NW (h).......   1972               --             --              5,491             5,270                1.09

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE                   328,549          100.0             16,959            16,384                3.38
-----------------------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place..............   1989          122,000           95.2              2,482             2,321                0.49


-----------------------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                               122,000           95.2              2,482             2,321                0.49
-----------------------------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive (h)........   1986               --             --              3,991             3,990                0.79
84 N.E. Loop 410...................   1971          187,312           90.9              2,675             2,674                0.53

1777 N.E. Loop 410 (h).............   1986               --             --              1,437             1,436                0.29
111 Soledad........................   1918          248,153           49.9              2,004             1,996                0.40

COLLIN COUNTY, TEXAS
PLANO


                                                           2001
                                            2001        AVERAGE
                                         AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                       BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                             PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                             ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
------------------------------------------------------------------------------------------------------------------------------------
NORWALK
40 Richards Avenue.................        24.83          22.97    South Beach Beverage Co., LLC (17%), Media Horizons Inc.
                                                                   (12%), Programmed Solutions Inc. (10%)
SHELTON
1000 Bridgeport Avenue.............        18.97          17.53    William Carter Company (23%), Weseley Software Development
                                                                   (22%), Toyota Motor Credit Corporation (11%), LandStar Gemini
                                                                   Inc. (11%)

------------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE                   23.19          21.67
------------------------------------------------------------------------------------------------------------------------------------

WASHINGTON, D.C.
1201 Connecticut Avenue, NW........        30.68          29.64    Zuckerman Spaeder Goldstein (30%), Leo A. Daly Company (18%),
                                                                   RFE/RL Inc. (16%)
1400 L Street, NW..................        39.42          38.30    Winston & Strawn (68%)
1709 New York Avenue, NW (h).......           --             --    --

------------------------------------------------------------------------------------------------------------------------------------
TOTAL DISTRICT OF COLUMBIA OFFICE          51.62          49.87
------------------------------------------------------------------------------------------------------------------------------------

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place..............        21.37          19.98    Group I Software Inc. (56%), Infinity Broadcasting Company
                                                                   (16%), State Farm Mutual Auto Ins. Co. (11%)

------------------------------------------------------------------------------------------------------------------------------------
TOTAL MARYLAND OFFICE                      21.37          19.98
------------------------------------------------------------------------------------------------------------------------------------

BEXAR COUNTY, TEXAS
SAN ANTONIO
200 Concord Plaza Drive (h)........           --             --    --
84 N.E. Loop 410...................        15.71          15.70    KBL Cable, Inc. (26%), Chase Bank and Services Inc. (25%),
                                                                   Philip Morris Mgmt. Corp. (25%)
1777 N.E. Loop 410 (h).............           --             --    --
111 Soledad........................        16.18          16.12    --

COLLIN COUNTY, TEXAS
PLANO

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                 PERCENTAGE
                                                                                                              OF TOTAL 2001
                                                        PERCENTAGE                                                  OFFICE,
                                                NET         LEASED               2001              2001         OFFICE/FLEX
                                           RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                      YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                     BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
---------------------------------------------------------------------------------------------------------------------------
555 Republic Place.........   1986           97,889           93.6              1,286             1,269                0.26


DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (f).......   1984          367,018           86.2              6,725             6,640                1.34
3100 Monticello............   1984          173,837           84.3              2,743             2,713                0.55


8214 Westchester (h).......   1983               --             --                720               705                0.14
IRVING
2300 Valley View...........   1985          142,634           84.1              2,492             2,447                0.50


RICHARDSON
1122 Alma Road.............   1977           82,576          100.0                607               607                0.12

HARRIS COUNTY, TEXAS
HOUSTON
14511 Falling Creek (h)....   1982               --             --                289               289                0.06
5225 Katy Freeway (h)......   1983               --             --              1,445             1,440                0.29
5300 Memorial..............   1982          155,099           87.6              2,278             2,269                0.45
1717 St. James Place.......   1975          109,574           97.0              1,487             1,485                0.30
1770 St. James Place.......   1973          103,689           68.3              1,216             1,211                0.24
10497 Town & Country Way...   1981          148,434           82.9              1,756             1,751                0.35

TARRANT COUNTY, TEXAS
EULESS
150 West Parkway...........   1984           74,429           98.1              1,095             1,086                0.22



                                                   2001
                                    2001        AVERAGE
                                 AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                               BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                     PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                     ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
----------------------------------------------------------------------------------------------------------------------------
555 Republic Place.........        14.04          13.85    William F. Smith Enterprises (19%), Dayton Hudson Corporation
                                                           (14%)

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (f).......        21.26          20.99    Club Corporation of America (38%)
3100 Monticello............        18.72          18.51    Insignia Commercial, Inc. (23%), Time Marketing
                                                           Corporation/Evans Group (12%), Tarragon Realty Adv. Inc.
                                                           (11%), Health Insurance Brokers, Inc. (10%)
8214 Westchester (h).......           --             --    --
IRVING
2300 Valley View...........        20.77          20.40    Alltel Information Services, Inc. (18%), US Personnel Inc.
                                                           (18%), Allied Integrated Services (16%), Tricon Restaurant
                                                           Services (12%)
RICHARDSON
1122 Alma Road.............         7.35           7.35    MCI Telecommunications Corp. (100%)

HARRIS COUNTY, TEXAS
HOUSTON
14511 Falling Creek (h)....           --             --    --
5225 Katy Freeway (h)......           --             --    --
5300 Memorial..............        16.77          16.70    Datavox, Inc. (20%), HCI Chemicals USA, Inc. (19%)
1717 St. James Place.......        13.99          13.97    MCX Corp (14%)
1770 St. James Place.......        17.17          17.10    --
10497 Town & Country Way...        14.27          14.23    Vastar Resources, Inc. (23%)

TARRANT COUNTY, TEXAS
EULESS
150 West Parkway...........        15.00          14.87    Warrantech Automotive, Inc. (34%), Mike Bowman
                                                           Realtors/Century 21 Inc. (17%), Landmark Bank-Mid Cities (16%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                      PERCENTAGE
                                                                                                                   OF TOTAL 2001
                                                             PERCENTAGE                                                  OFFICE,
                                                     NET         LEASED               2001              2001         OFFICE/FLEX
                                                RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                           YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                          BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                             1,890,644           82.5             34,246            34,008                6.83
--------------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard......   1991          181,596          100.0              1,709             1,707                0.34
PHOENIX
19640 North 31st Street.........   1990          124,171          100.0              1,599             1,567                0.32
SCOTTSDALE
9060 E. Via Linda Boulevard.....   1984          111,200          100.0              2,431             2,429                0.48

--------------------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                             416,967          100.0              5,739             5,703                1.14
--------------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street......   1997          108,240          100.0              2,901             2,901                0.58
DENVER
400 South Colorado Boulevard....   1983          125,415           98.6              2,259             2,228                0.45

ENGLEWOOD
9359 East Nichols Avenue........   1997           72,610          100.0                900               900                0.18
5350 South Roslyn Street........   1982           63,754          100.0              1,256             1,245                0.25



BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court......   1997           37,574          100.0                558               558                0.11
303 South Technology Court-A....   1997           34,454          100.0                403               403                0.08
303 South Technology Court-B....   1997           40,416          100.0                472               472                0.09
LOUISVILLE
248 Centennial Parkway..........   1996           39,266          100.0                644               643                0.13



                                                       2001
                                        2001        AVERAGE
                                     AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                   BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                          ER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                          $) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
TOTAL TEXAS OFFICE                     21.95          21.80
--------------------------------------------------------------------------------------------------------------------------------

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard......        9.41           9.40    Honeywell, Inc. (100%)
PHOENIX
19640 North 31st Street.........       12.88          12.62    American Express Travel Related Services Co., Inc. (100%)
SCOTTSDALE
9060 E. Via Linda Boulevard.....       21.86          21.84    Sentry Insurance (63%), PCS Health Systems Inc. (37%)

--------------------------------------------------------------------------------------------------------------------------------
TOTAL ARIZONA OFFICE                   13.76          13.68
--------------------------------------------------------------------------------------------------------------------------------

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street......       26.80          26.80    T.R.W. Inc. (100%)
DENVER
400 South Colorado Boulevard....       18.27          18.02    Community Health Plan (36%), State of Colorado (12%), Wells
                                                               Fargo Bank West NA (11%), Senter Goldfarb & Rice LLC (11%)
ENGLEWOOD
9359 East Nichols Avenue........       12.39          12.39    First Tennessee Bank NA (100%)
5350 South Roslyn Street........       19.70          19.53    Alliance Metro Real Estate (19%), Business Word Inc. (17%),
                                                               Walker Parking Consultants (12%), First Industrial Realty
                                                               Trust (10%)

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court......       14.85          14.85    Sun Microsystems Inc. (100%)
303 South Technology Court-A....       11.70          11.70    Sun Microsystems Inc. (100%)
303 South Technology Court-B....       11.68          11.68    Sun Microsystems Inc. (100%)
LOUISVILLE
248 Centennial Parkway..........       16.40          16.38    Walnut Brewery Inc. (80%), Global Imaging Inc. (10%), RX
                                                               Kinetix Inc. (10%)

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                        PERCENTAGE
                                                                                                                     OF TOTAL 2001
                                                               PERCENTAGE                                                  OFFICE,
                                                       NET         LEASED               2001              2001         OFFICE/FLEX
                                                  RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                             YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                            BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
----------------------------------------------------------------------------------------------------------------------------------
1172 Century Drive................   1996           49,566          100.0                511               511                0.10


285 Century Place.................   1997           69,145          100.0              1,092             1,092                0.22

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite...............   1974          133,743          100.0              1,287             1,287                0.26

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
8181 East Tufts Avenue (g) (k)....   2001          185,254           77.2              2,776             2,741                0.55
400 Inverness Drive...............   1997          111,608          100.0              2,366             2,351                0.47

67 Inverness Drive East...........   1996           54,280            0.0                492               488                0.10
384 Inverness Drive South.........   1985           51,523           78.4                742               734                0.15

5975 South Quebec Street (f)......   1996          102,877           49.1              1,882             1,871                0.37
PARKER
9777 Mount Pyramid Court..........   1995          120,281          100.0              1,323             1,323                0.26

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer.....................   1998           47,368          100.0                605               604                0.12
1975 Research Parkway.............   1997          115,250          100.0              1,792             1,757                0.36

2375 Telstar Drive................   1998           47,369          100.0                605               603                0.12


JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard...............   1985           63,600          100.0              1,164             1,146                0.23


----------------------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                            1,673,593           92.0             26,030            25,858                5.18
----------------------------------------------------------------------------------------------------------------------------------


                                                          2001
                                           2001        AVERAGE
                                        AVERAGE      EFFECTIVE     TENANTS LEASING 10% OR
                                      BASE RENT           RENT     MORE OF NET RENTABLE
PROPERTY                            PER SQ. FT.    PER SQ. FT.     AREA PER PROPERTY
LOCATION                            ($) (d) (f)    ($) (e) (f)     AS OF 12/31/01 (f)
-----------------------------------------------------------------------------------------------------------------------------------
1172 Century Drive................        10.31          10.31    nCube Corporation (33%), Evolving Systems Inc. (18%), MCI
                                                                  Systemhouse Corp. (18%), Aircell Inc. (18%), RX Kinetix Inc.
                                                                  (13%)
285 Century Place.................        15.79          15.79    HBO & Company of Georgia (100%)

DENVER COUNTY, COLORADO
DENVER
3600 South Yosemite...............         9.62           9.62    MDC Holding Inc. (100%)

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
8181 East Tufts Avenue (g) (k)....        23.15          22.86    URS Greiner (63%)
400 Inverness Drive...............        21.20          21.06    Cochlear Corporation (33%), Ciber Inc. (22%) Compuware Corp.
                                                                  (18%), HQ Global Workplaces Inc. (16%)
67 Inverness Drive East...........           --             --    --
384 Inverness Drive South.........        18.37          18.17    Quickpen International Corp. (37%), Worth Group Architects
                                                                  (10%)
5975 South Quebec Street (f)......        37.26          37.04    Silicon Graphics Inc. (28%), Qwest Communications Corp. (15%)
PARKER
9777 Mount Pyramid Court..........        11.00          11.00    Evolving System Inc. (100%)

EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer.....................        12.77          12.75    Encoda Systems Inc. (74%), URS Greiner Consultants Inc. (22%)
1975 Research Parkway.............        15.55          15.25    Bombardier Capital Florida Inc. (52%), Concert Management
                                                                  Services (18%), General Dynamics Govt Systems (17%)
2375 Telstar Drive................        12.77          12.73    Narwhal Corporation (44%), Memorial Hospital (38%), Aerotek
                                                                  Inc. (13%)

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard...............        18.30          18.02    Arbitration Forums Inc. (18%), Frontier Real Estate - HB&G
                                                                  (15%)

-----------------------------------------------------------------------------------------------------------------------------------
TOTAL COLORADO OFFICE                     17.26          17.14
-----------------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                                OFFICE PROPERTIES
                                   (CONTINUED)

                                                                                                                          PERCENTAGE
                                                                                                                       OF TOTAL 2001
                                                                 PERCENTAGE                                                  OFFICE,
                                                         NET         LEASED               2001              2001         OFFICE/FLEX
                                                    RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                               YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                              BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
------------------------------------------------------------------------------------------------------------------------------------
SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street...................   1977          183,445          100.0              7,428             6,666                1.48

760 Market Street...................   1908          267,446           95.9              8,611             8,309                1.72

------------------------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                              450,891           97.6             16,039            14,975                3.20
------------------------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard...............   1982          297,429           91.4              3,829             3,769                0.76


------------------------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                                 297,429           91.4              3,829             3,769                0.76
------------------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway (h)............   1988               --             --                656               628                0.13

------------------------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                                         --             --                656               628                0.13
------------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE PROPERTIES                           21,783,162           94.2            447,565           428,064               89.16
====================================================================================================================================


                                                            2001
                                             2001        AVERAGE
                                          AVERAGE      EFFECTIVE     TENANTS LEASING 10% OR
                                        BASE RENT           RENT     MORE OF NET RENTABLE
PROPERTY                              PER SQ. FT.    PER SQ. FT.     AREA PER PROPERTY
LOCATION                              ($) (d) (f)    ($) (e) (f)     AS OF 12/31/01 (f)
------------------------------------------------------------------------------------------------------------------------------------
SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street...................        40.49          36.34    Move.com Operations Inc.(51%), AT&T Corp. (34%), Regus
                                                                    Business Centre Corp. (15%)
760 Market Street...................        33.57          32.40    R.H. Macy & Company, Inc. (19%)

------------------------------------------------------------------------------------------------------------------------------------
TOTAL CALIFORNIA OFFICE                     36.46          34.04
------------------------------------------------------------------------------------------------------------------------------------

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard...............        14.08          13.86    Fowler, White, Gillen, Boggs, Villareal & Banker, PA (33%),
                                                                    Sykes Enterprises Inc. (23%)

------------------------------------------------------------------------------------------------------------------------------------
TOTAL FLORIDA OFFICE                        14.08          13.86
------------------------------------------------------------------------------------------------------------------------------------

POLK COUNTY, IOWA
WEST DES MOINES
2600 Westown Parkway (h)............           --             --    --

------------------------------------------------------------------------------------------------------------------------------------
TOTAL IOWA OFFICE                              --             --
------------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE PROPERTIES                     22.12          21.17
====================================================================================================================================

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES

                                                                                                                       PERCENTAGE
                                                                                                                    OF TOTAL 2001
                                                              PERCENTAGE                                                  OFFICE,
                                                      NET         LEASED               2001              2001         OFFICE/FLEX
                                                 RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                            YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                           BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (d) (f)       BASE RENT (%)
---------------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane.....................   1991           64,500           61.4                302               287                0.06

5 Terri Lane.....................   1992           74,555           82.2                525               503                0.10

MOORESTOWN
2 Commerce Drive.................   1986           49,000          100.0                371               367                0.07
101 Commerce Drive...............   1988           64,700          100.0                336               296                0.07
102 Commerce Drive...............   1987           38,400          100.0                187               185                0.04



201 Commerce Drive...............   1986           38,400          100.0                203               197                0.04

202 Commerce Drive...............   1988           51,200          100.0                268               268                0.05
1 Executive Drive................   1989           20,570          100.0                207               165                0.04
2 Executive Drive ...............   1988           60,800           75.5                403               394                0.08

101 Executive Drive..............   1990           29,355          100.0                254               205                0.05

102 Executive Drive..............   1990           64,000          100.0                372               319                0.07


225 Executive Drive..............   1990           50,600          100.0                318               300                0.06
97 Foster Road...................   1982           43,200          100.0                188               188                0.04

1507 Lancer Drive................   1995           32,700          100.0                139               130                0.03


                                                         2001
                                          2001        AVERAGE
                                       AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                     BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                           PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                           ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
----------------------------------------------------------------------------------------------------------------------------------
BURLINGTON COUNTY, NEW JERSEY
BURLINGTON
3 Terri Lane.....................         7.63           7.25    Tempel Steel Company (18%), ATC Group Services Inc. (10%),
                                                                 General Service Administrators (10%)
5 Terri Lane.....................         8.57           8.21    United Rentals Inc. (22%), Lykes Dispensing Systems Inc.
                                                                 (20%), West Electronics Inc. (12%)
MOORESTOWN
2 Commerce Drive.................         7.57           7.49    Computer Sciences Corporation (100%)
101 Commerce Drive...............         5.19           4.57    Beckett Corporation (100%)
102 Commerce Drive...............         4.87           4.82    Nelson Associates (25%), Compaq Computer Company (13%), D&A
                                                                 Eastern Fasteners Inc. (13%), Moorestown Weightlifting Club
                                                                 (13%), Opex Corporation (13%), RGP Impressions Inc. (13%),
                                                                 Transaction Payment Systems (10%)
201 Commerce Drive...............         5.29           5.13    Flow Thru Metals Inc. (25%), Franchise Stores Realty Corp.
                                                                 (25%), RE/Com Group (25%), Tropicana Products Inc. (25%)
202 Commerce Drive...............         5.23           5.23    Standard Register Co. (100%)
1 Executive Drive................        10.06           8.02    Bechtel Infrastructure Corp. (57%), T.T.I. (18%)
2 Executive Drive ...............         8.78           8.58    CSI Computer Specialists Inc. (32%), On-Campus Marketing
                                                                 Concepts (16%), Nia Zia D/B/A Alpha Academy (10%)
101 Executive Drive..............         8.65           6.98    Bayada Nurses Inc. (56%), Foundations Inc. (15%), ABC
                                                                 Financial (10%), Bechtel Infrastructure Corp. (10%)
102 Executive Drive..............         5.81           4.98    Comtrex Systems Corp. (29%), Kencom Communications & Svcs.
                                                                 (21%), Schermerhorn Bros. Co. (20%), Xermis Inc. (20%),
                                                                 Innovasystems Inc. (10%)
225 Executive Drive..............         6.28           5.93    Eastern Research Inc. (77%), Langston 21, LLC (14%)
97 Foster Road...................         4.35           4.35    Consumer Response Company Inc. (50%), Pioneer and Company Inc.
                                                                 (33%), Colornet Inc. (17%)
1507 Lancer Drive................         4.25           3.98    Tad's Delivery Service Inc. (100%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                      PERCENTAGE
                                                                                                                   OF TOTAL 2001
                                                             PERCENTAGE                                                  OFFICE,
                                                     NET         LEASED               2001              2001         OFFICE/FLEX
                                                RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                           YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                          BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (d) (f)       BASE RENT (%)
--------------------------------------------------------------------------------------------------------------------------------
1510 Lancer Drive...............   1998           88,000          100.0                370               370                0.07
1245 North Church Street (g)....   1998           52,810          100.0                252               252                0.05

1247 North Church Street (g)....   1998           52,790          100.0                313               312                0.06

1256 North Church Street........   1984           63,495          100.0                227               190                0.05

840 North Lenola Road...........   1995           38,300          100.0                218               198                0.04

844 North Lenola Road...........   1995           28,670          100.0                217               209                0.04

915 North Lenola Road...........   1998           52,488          100.0                261               261                0.05

2 Twosome Drive (g).............   2000           48,600          100.0                265               265                0.05
30 Twosome Drive................   1997           39,675           89.9                221               221                0.04


31 Twosome Drive (g)............   1998           84,200          100.0                385               385                0.08
40 Twosome Drive................   1996           40,265           93.4                267               263                0.05

41 Twosome Drive (g)............   1998           43,050           89.2                259               259                0.05


50 Twosome Drive................   1997           34,075           86.6                258               256                0.05
WEST DEPTFORD

1451 Metropolitan Drive.........   1996           21,600          100.0                148               148                0.03

MERCER COUNTY, NEW JERSEY


                                                        2001
                                         2001        AVERAGE
                                      AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                    BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                          PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                          ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
---------------------------------------------------------------------------------------------------------------------------------
1510 Lancer Drive...............         4.20           4.20    Tad's Delivery Service Inc. (100%)
1245 North Church Street (g)....         6.99           6.99    Health Ink, LLC (38%), C&L Properties L.L.C. (35%), C&L
                                                                Packaging Inc. (27%)
1247 North Church Street (g)....         8.69           8.66    Otis Elevator Company (23%), Dilks Agency Inc. (23%),
                                                                Telesciences Inc. (17%), Spot-Coolers Inc. (14%)
1256 North Church Street........         3.58           2.99    Weiler Labeling Systems, Inc. (50%), James C. Anderson
                                                                Associates (30%), Ketec Inc. (20%)
840 North Lenola Road...........         5.69           5.17    Millar Elevator Service (31%), Omega Storage Inc. (31%),
                                                                Payroll Associates (20%), Innovasystems Inc. (18%)
844 North Lenola Road...........         7.57           7.29    Lockheed Martin Corp. (41%), Curbell Inc. (34%), James J.
                                                                Martin Inc. (25%)
915 North Lenola Road...........         4.97           4.97    Premier Percussion USA Inc. (37%), Vision Realty LLC (23%),
                                                                Riley Sales Inc. (18%), United States Postal Service (13%)
2 Twosome Drive (g).............         7.99           7.99    Sterling Medical Services LLC (100%)
30 Twosome Drive................         6.20           6.20    Hartman Cards Inc. (28%), Commercial Office Furniture (24%),
                                                                Aramark Sports Entertainment (14%), The Closet Factory (12%),
                                                                C&L Packaging Inc. (12%)
31 Twosome Drive (g)............         5.20           5.20    Cort Furniture Rental Corp. (56%), Prism Color Corp. (44%)
40 Twosome Drive................         7.10           6.99    Neighborcare - TCI Inc. (49%), Marconi Communications Inc.
                                                                (30%), Bellstar Inc. (14%)
41 Twosome Drive (g)............         7.67           7.67    Kit Industries Inc. (22%), Momentum Systems Limited (22%), DIA
                                                                - Nielsen USA Inc. (11%), Harrington Robb Company (11%), S&S
                                                                Specialty Products (11%), Williams Communications (11%)
50 Twosome Drive................         8.74           8.68    Wells Fargo Alarm Services (44%), Sussex Wine Merchants (42%)
WEST DEPTFORD

1451 Metropolitan Drive.........         6.85           6.85    Garlock Bearings Inc. (100%)

MERCER COUNTY, NEW JERSEY

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                     PERCENTAGE
                                                                                                                  OF TOTAL 2001
                                                            PERCENTAGE                                                  OFFICE,
                                                    NET         LEASED               2001              2001         OFFICE/FLEX
                                               RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                          YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                         BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (d) (f)       BASE RENT (%)
-------------------------------------------------------------------------------------------------------------------------------
HAMILTON TOWNSHIP
100 Horizon Drive..............   1989           13,275          100.0                192               170                0.04
200 Horizon Drive..............   1991           45,770          100.0                475               457                0.10
300 Horizon Drive..............   1989           69,780           86.4              1,124             1,096                0.22

500 Horizon Drive..............   1990           41,205          100.0                349               326                0.07



MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1325 Campus Parkway............   1988           35,000          100.0                466               435                0.09
1340 Campus Parkway............   1992           72,502          100.0                856               729                0.17



1345 Campus Parkway............   1995           76,300           62.6                744               736                0.15
1433 Highway 34................   1985           69,020           65.1                701               522                0.14
1320 Wyckoff Avenue............   1986           20,336          100.0                176               166                0.04
1324 Wyckoff Avenue............   1987           21,168          100.0                220               175                0.04


PASSAIC COUNTY, NEW JERSEY
TOTOWA
1 Center Court.................   1999           38,961          100.0                366               265                0.07

2 Center Court.................   1998           30,600           99.3                348               237                0.07

11 Commerce Way................   1989           47,025          100.0                507               434                0.10

20 Commerce Way................   1992           42,540           75.9                387               375                0.08



                                                       2001
                                        2001        AVERAGE
                                     AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                   BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                         PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                         ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
--------------------------------------------------------------------------------------------------------------------------------
HAMILTON TOWNSHIP
100 Horizon Drive..............        14.46          12.81    PSEG Energy Technologies Inc. (100%)
200 Horizon Drive..............        10.38           9.98    O.H.M. Remediation Services Corp. (100%)
300 Horizon Drive..............        18.64          18.18    State of New Jersey/DEP (50%), Lucent Technologies Inc. (26%),
                                                               Stephen Gould of Pennsylvania (10%)
500 Horizon Drive..............         8.47           7.91    Yardville National Bank (42%), Lakeview Child Center Inc.
                                                               (19%), New Jersey Builders Assoc. (14%), Diedre Moire Corp.
                                                               (11%)

MONMOUTH COUNTY, NEW JERSEY
WALL TOWNSHIP
1325 Campus Parkway............        13.31          12.43    Cisco Systems Inc. (100%)
1340 Campus Parkway............        11.81          10.05    Groundwater & Environmental Services Inc. (33%), GEAC
                                                               Computers Inc. (22%), State Farm Mutual Insurance (17%),
                                                               Association For Retarded Citizens (11%), Digital Lightwave,
                                                               Inc. (11%)
1345 Campus Parkway............        15.58          15.41    Quadramed Corp. (24%), De Vine Corp. (11%)
1433 Highway 34................        15.60          11.62    State Farm Mutual Insurance Co. (48%), Applied Image Inc. (11%)
1320 Wyckoff Avenue............         8.65           8.16    The County of Monmouth (100%)
1324 Wyckoff Avenue............        10.39           8.27    Blackhawk Management Corp. (53%), Systems Fulfillment (25%),
                                                               Supply Saver, Inc. (22%)

PASSAIC COUNTY, NEW JERSEY
TOTOWA
1 Center Court.................         9.39           6.80    Rock-Tenn Converting Company (46%), Eizo Nanao Technologies
                                                               Inc. (38%), Onyx Waste Services Inc. (16%)
2 Center Court.................        11.45           7.80    Nomadic Display (36%), Electro Rent Corp. (33%), Alpine
                                                               Electronics of America (30%)
11 Commerce Way................        10.78           9.23    Coram Alternative Site Services (56%), D.A. Kopp & Associates
                                                               Inc. (22%), Gentiva Health Services (22%)
20 Commerce Way................        11.99          11.61    Lodan Totowa Inc. F/K/A Emersub (62%), Dish Network Service
                                                               Corp. (14%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                       PERCENTAGE
                                                                                                                    OF TOTAL 2001
                                                              PERCENTAGE                                                  OFFICE,
                                                      NET         LEASED               2001              2001         OFFICE/FLEX
                                                 RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                            YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                           BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (d) (f)       BASE RENT (%)
---------------------------------------------------------------------------------------------------------------------------------
29 Commerce Way..................   1990           48,930          100.0                285               236                0.06

40 Commerce Way..................   1987           50,576          100.0                512               422                0.10

45 Commerce Way..................   1992           51,207          100.0                502               461                0.10

60 Commerce Way..................   1988           50,333           83.2                483               416                0.10


80 Commerce Way..................   1996           22,500          100.0                282               174                0.06


100 Commerce Way.................   1996           24,600          100.0                308               190                0.06

120 Commerce Way.................   1994            9,024           99.6                100                95                0.02

140 Commerce Way.................   1994           26,881           99.6                298               285                0.06



---------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX                    2,277,531           93.4             17,415            15,795                3.45
---------------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road...............   1974           31,800          100.0                384               379                0.08


75 Clearbrook Road...............   1990           32,720          100.0                816               816                0.16
150 Clearbrook Road..............   1975           74,900          100.0              1,095             1,049                0.22


175 Clearbrook Road..............   1973           98,900           98.5              1,492             1,429                0.30

200 Clearbrook Road..............   1974           94,000           99.8              1,209             1,137                0.24


                                                         2001
                                          2001        AVERAGE
                                       AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                     BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                           PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                           ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
----------------------------------------------------------------------------------------------------------------------------------
29 Commerce Way..................         5.82           4.82    ADT Security Services Inc. (55%), Patterson Dental Supply Inc.
                                                                 (23%), Fujitec America Inc. (22%)
40 Commerce Way..................        10.12           8.34    Thales Components Corporation (43%), Intertek Testing Services
                                                                 Inc. (29%), System 3R USA Inc. (14%), Pitney Bowes Inc. (14%)
45 Commerce Way..................         9.80           9.00    Ericsson Inc. (52%), Woodward Clyde Consultants (27%), Oakwood
                                                                 Corporate Housing (21%)
60 Commerce Way..................        11.53           9.93    Jen Mar Graphics Inc. (27%), Dolan & Traynor Building Prod
                                                                 (16%), Prestige Telecom Ltd. (14%), HW Exhibits (14%),
                                                                 Bearings Ltd. (12%)
80 Commerce Way..................        12.53           7.73    Learning Stop LLC (40%), Idexx Veterinary Services (37%),
                                                                 Inter-American Safety Council (12%), Haas Publishing Companies
                                                                 (11%)
100 Commerce Way.................        12.52           7.72    Geri Script LLC (34%), Minolta Business Systems Inc. (34%),
                                                                 CCH Incorporated (32%)
120 Commerce Way.................        11.13          10.57    Senior Care Centers of America (62%), Showa Tool USA Inc.
                                                                 (19%), Telsource Corporation (19%)
140 Commerce Way.................        11.13          10.64    Universal Hospital Services (36%), Advanced Image Systems Inc.
                                                                 (25%), Alpha Testing Laboratories (13%), Holder Group Inc.
                                                                 (13%), Dairygold (12%)

----------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW JERSEY OFFICE/FLEX              8.41           7.65
----------------------------------------------------------------------------------------------------------------------------------

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road...............        12.08          11.92    Eastern Jungle Gym Inc. (27%), MCS Marketing Group Inc. (24%),
                                                                 Treetops Inc. (21%), Portables Unlimited Inc. (14%), Karate
                                                                 Kat Inc. (14%)
75 Clearbrook Road...............        24.94          24.94    Evening Out Inc. (100%)
150 Clearbrook Road..............        14.62          14.01    Sportive Ventures I LLC (24%), Philips Medical Systems N.A.
                                                                 (18%), Transwestern Publications (12%), ADT Security Services
                                                                 Inc. (11%)
175 Clearbrook Road..............        15.32          14.67    Nextel of New York Inc. (35%), Hypres Inc. (15%), Perk-Up Inc.
                                                                 (10%)
200 Clearbrook Road..............        12.89          12.12    Brunschwig & Fils Inc. (39%), Proftech Corp (20%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                 PERCENTAGE
                                                                                                              OF TOTAL 2001
                                                        PERCENTAGE                                                  OFFICE,
                                                NET         LEASED               2001              2001         OFFICE/FLEX
                                           RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                      YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                     BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (d) (f)       BASE RENT (%)
---------------------------------------------------------------------------------------------------------------------------
250 Clearbrook Road........   1973          155,000           94.5              1,340             1,281                0.27


50 Executive Boulevard.....   1969           45,200           75.8                265               256                0.05
77 Executive Boulevard.....   1977           13,000          100.0                126               122                0.03

85 Executive Boulevard.....   1968           31,000           99.4                432               423                0.09

300 Executive Boulevard....   1970           60,000           99.7                633               595                0.13

350 Executive Boulevard....   1970           15,400           98.8                263               262                0.05
399 Executive Boulevard....   1962           80,000          100.0                965               928                0.19
400 Executive Boulevard....   1970           42,200          100.0                656               602                0.13

500 Executive Boulevard....   1970           41,600          100.0                647               604                0.13


525 Executive Boulevard....   1972           61,700          100.0                894               865                0.18

1 Westchester Plaza........   1967           25,000          100.0                307               289                0.06

2 Westchester Plaza........   1968           25,000          100.0                452               441                0.09

3 Westchester Plaza........   1969           93,500          100.0              1,405             1,383                0.28
4 Westchester Plaza........   1969           44,700           99.8                627               600                0.12

5 Westchester Plaza........   1969           20,000          100.0                277               272                0.06

6 Westchester Plaza........   1968           20,000          100.0                312               291                0.06



                                                   2001
                                    2001        AVERAGE
                                 AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                               BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                     PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                     ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
----------------------------------------------------------------------------------------------------------------------------
250 Clearbrook Road........         9.15           8.75    AFP Imaging Corp (31%), The Artina Group Inc. (14%), Prints
                                                           Plus Inc. (13%), Conri Services Inc. (13%), Merrill-Sharpe Ltd
                                                           (10%)
50 Executive Boulevard.....         7.73           7.47    MMO Music Group (74%)
77 Executive Boulevard.....         9.69           9.38    Bright Horizons Children Center (55%), Richmonds Childrens
                                                           Center Inc. (45%)
85 Executive Boulevard.....        14.02          13.73    VREX Inc. (49%), Westhab Inc. (32%), Wald Optics Laboratory
                                                           Inc. (13%)
300 Executive Boulevard....        10.58           9.95    Princeton Ski Outlet Corp. (57%), Varta Batteries Inc. (31%),
                                                           Infovalue Computing Inc. (12%)
350 Executive Boulevard....        17.29          17.22    Fujitsu Network Communication (99%)
399 Executive Boulevard....        12.06          11.60    American Banknote Holographic (72%), Game Sportswear Ltd (28%)
400 Executive Boulevard....        15.55          14.27    Baker Engineering NY, Inc. (39%), Ultra Fabrics Inc. (25%),
                                                           Blum Promotions and Display (10%)
500 Executive Boulevard....        15.55          14.52    Original Consume (36%), Thyssen Krupp Elevator Corp. (16%),
                                                           Angelica Corporation (16%),  Olympia Sports Inc. (13%),
                                                           Philips Medical Systems N.A. (13%)
525 Executive Boulevard....        14.49          14.02    Vie De France Yamazaki Inc. (59%), New York Blood Center Inc.
                                                           (21%)
1 Westchester Plaza........        12.28          11.56    British Apparel (40%), Thin Film Concepts Inc. (20%), RS Knapp
                                                           (20%), JT Lynne Representatives (20%)
2 Westchester Plaza........        18.08          17.64    Board of Cooperative Education (80%), Kin-Tronics (10%),
                                                           Squires Productions Inc. (10%)
3 Westchester Plaza........        15.03          14.79    Reveo Inc. (51%), Kangol Headwear (28%), Esperya USA Inc. (12%)
4 Westchester Plaza........        14.05          13.45    Metropolitan Life Insurance (38%), Marconi Applied
                                                           Technologies (34%)
5 Westchester Plaza........        13.85          13.60    Apria Healthcare Inc. (38%), Rokonet Industries USA Inc.
                                                           (25%), UA Plumbers Education Fund (25%), BBA Project Inc. (12%)
6 Westchester Plaza........        15.60          14.55    Pinkerton Systems Integration (28%), Xerox Corporation (28%),
                                                           Game Parts Inc. (24%), Girard Rubber Co. (12%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                       PERCENTAGE
                                                                                                                    OF TOTAL 2001
                                                              PERCENTAGE                                                  OFFICE,
                                                      NET         LEASED               2001              2001         OFFICE/FLEX
                                                 RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                            YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                           BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (d) (f)       BASE RENT (%)
---------------------------------------------------------------------------------------------------------------------------------
7 Westchester Plaza..............   1972           46,200          100.0                652               646                0.13
8 Westchester Plaza..............   1971           67,200          100.0                864               766                0.17

HAWTHORNE
200 Saw Mill River Road..........   1965           51,100          100.0                656               622                0.13


4 Skyline Drive..................   1987           80,600          100.0              1,405             1,286                0.28
5 Skyline Drive (g)..............   1980          124,022          100.0                657               657                0.13
6 Skyline Drive (g)..............   1980           44,155          100.0                290               290                0.06
8 Skyline Drive..................   1985           50,000           98.7                618               487                0.12

10 Skyline Drive.................   1985           20,000          100.0                285               263                0.06

11 Skyline Drive.................   1989           45,000          100.0                724               674                0.14
12 Skyline Drive.................   1999           46,850          100.0                806               633                0.16

15 Skyline Drive.................   1989           55,000          100.0                966               843                0.19
YONKERS
100 Corporate Boulevard..........   1987           78,000           98.2              1,384             1,307                0.28


200 Corporate Boulevard South....   1990           84,000           99.8              1,377             1,348                0.27

4 Executive Plaza................   1986           80,000           99.0                939               867                0.19

6 Executive Plaza................   1987           80,000           98.7              1,184             1,162                0.24



                                                         2001
                                          2001        AVERAGE
                                       AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                     BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                           PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                           ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
----------------------------------------------------------------------------------------------------------------------------------
7 Westchester Plaza..............        14.11          13.98    Emigrant Savings Bank (69%), Fire End Croker Corp. (27%)
8 Westchester Plaza..............        12.86          11.40    Mamiya America Corp. (24%), Ciba Specialty Chemicals Corp.
                                                                 (17%), Kubra Data Transfer Ltd. (15%)
HAWTHORNE
200 Saw Mill River Road..........        12.84          12.17    Walter DeGruyter Inc. (21%), Abscoa Industries Inc. (18%), TJ
                                                                 Quatroni Plumbing and Heat (17%), Cablevision Lighpath Inc.
                                                                 (12%), SI International Instruments Inc. (10%)
4 Skyline Drive..................        17.43          15.96    Alstom USA Inc. (33%), Evonyx Inc. (23%)
5 Skyline Drive (g)..............        12.81          12.81    Taro Pharmaceuticals USA Inc. (75%), Westco Closet Corp. (20%)
6 Skyline Drive (g)..............        15.88          15.88    Evonyx Inc. (73%), Anvik Corporation (27%)
8 Skyline Drive..................        12.52           9.87    Ameriquest Mortgage Company (51%), Evonyx Inc. (29%), Minolta
                                                                 Business Solutions Inc. (20%)
10 Skyline Drive.................        14.25          13.15    Bi-Tronic Inc/LCA Sales Corp. (51%), Phoenix Systems Int'l
                                                                 (32%), ENSR Corp. (17%)
11 Skyline Drive.................        16.09          14.98    Xand Corporation (100%)
12 Skyline Drive.................        17.20          13.51    Creative Visual Enterprises (38%), Medelec Inc. (32%), Savin
                                                                 Corporation (30%)
15 Skyline Drive.................        17.56          15.33    Accorda Therapeutics Inc. (54%), Tellabs Operations Inc. (46%)
YONKERS
100 Corporate Boulevard..........        18.07          17.06    Montefiore Medical Center (28%), Sempra Energy Trading Corp.
                                                                 (13%), Minami International Corp. (12%), Otis Elevator Company
                                                                 (11%), Genzyme Genetics Corp. (11%)
200 Corporate Boulevard South....        16.43          16.08    Belmay Inc. (32%), Montefiore Medical Center (23%), Advanced
                                                                 Viral Research Corp. (20%), Micromold Products Inc. (10%)
4 Executive Plaza................        11.86          10.95    Wise Contact US Optical Corp. (35%), E&B Giftware Inc. (22%),
                                                                 TT Systems LLC (10%)
6 Executive Plaza................        14.99          14.72    CSC Holdings Inc. (52%), Yonkers Savings & Loan Assoc. (11%),
                                                                 Empire Managed Care Inc. (10%)

                                PROPERTY LISTING

                             OFFICE/FLEX PROPERTIES
                                   (CONTINUED)

                                                                                                                       PERCENTAGE
                                                                                                                    OF TOTAL 2001
                                                              PERCENTAGE                                                  OFFICE,
                                                      NET         LEASED               2001              2001         OFFICE/FLEX
                                                 RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                            YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                           BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (d) (f)       BASE RENT (%)
---------------------------------------------------------------------------------------------------------------------------------
1 Odell Plaza....................   1980          106,000           90.8              1,217             1,166                0.24
5 Odell Plaza....................   1983           38,400           99.6                599               577                0.12

7 Odell Plaza....................   1984           42,600           95.9                657               650                0.13


---------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX                      2,244,747           98.3             29,877            28,268                5.96
---------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue..................   1986           88,000           99.7              1,282             1,233                0.26

500 West Avenue..................   1988           25,000           74.9                349               294                0.07

550 West Avenue..................   1990           54,000          100.0                808               685                0.16
600 West Avenue..................   1999           66,000          100.0                826               789                0.16
650 West Avenue..................   1998           40,000          100.0                173                61                0.03

---------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX                     273,000           97.6              3,438             3,062                0.68
---------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES                    4,795,278           96.0             50,730            47,125               10.09
---------------------------------------------------------------------------------------------------------------------------------


                                                         2001
                                          2001        AVERAGE
                                       AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                     BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                           PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                           ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
----------------------------------------------------------------------------------------------------------------------------------
1 Odell Plaza....................        12.64          12.11    Sportive Ventures 2 LLC (19%), Market Dynamics Group LLC (11%)
5 Odell Plaza....................        15.66          15.09    Voyetra Technologies Inc. (44%), Photo File Inc. (34%), The
                                                                 New Geri Care of Yonkers (22%)
7 Odell Plaza....................        16.08          15.91    US Postal Service (41%), TT Systems Company (24%), Bright
                                                                 Horizons Childrens Center (16%)

----------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW YORK OFFICE/FLEX               14.14          13.41
----------------------------------------------------------------------------------------------------------------------------------

FAIRFIELD COUNTY, CONNECTICUT
STAMFORD
419 West Avenue..................        14.61          14.05    Fuji Medical Systems USA Inc. (90%), Instill and Company Inc.
                                                                 (10%)
500 West Avenue..................        18.64          15.70    Lead Trackers Inc. (47%), Iner Tel Technologies Inc. (17%),
                                                                 M Cohen and Sons Inc. (11%)
550 West Avenue..................        14.96          12.69    Lifecodes Corp. (68%), Davidoff of Geneva (CT) Inc. (32%)
600 West Avenue..................        12.52          11.95    Clarence House Imports, Ltd (100%)
650 West Avenue..................         4.33           1.53    Davidoff of Geneva (CT) Inc. (100%)

----------------------------------------------------------------------------------------------------------------------------------
TOTAL CONNECTICUT OFFICE/FLEX            12.90          11.49
----------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE/FLEX PROPERTIES             11.42          10.64
----------------------------------------------------------------------------------------------------------------------------------

                                PROPERTY LISTING

                         INDUSTRIAL/WAREHOUSE PROPERTIES

                                                                                                                     PERCENTAGE
                                                                                                                  OF TOTAL 2001
                                                            PERCENTAGE                                                  OFFICE,
                                                    NET         LEASED               2001              2001         OFFICE/FLEX
                                               RENTABLE          AS OF               BASE         EFFECTIVE     AND INDUSTRIAL/
PROPERTY                          YEAR             AREA       12/31/01               RENT              RENT           WAREHOUSE
LOCATION                         BUILT        (SQ. FT.)        (%) (a)   ($000'S) (b) (f)  ($000'S) (c) (f)       BASE RENT (%)
-------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane...............   1957            6,600          100.0                 71                71                0.01
2 Warehouse Lane...............   1957           10,900           96.3                134               127                0.03

3 Warehouse Lane...............   1957           77,200          100.0                290               279                0.06
4 Warehouse Lane...............   1957          195,500           97.4              1,941             1,890                0.40

5 Warehouse Lane...............   1957           75,100           97.1                776               668                0.15

6 Warehouse Lane...............   1982           22,100          100.0                511               509                0.10

-------------------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES           387,400           98.0              3,723             3,544                0.75
-------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                                 26,965,840           94.6            502,018           478,733               100.0
===============================================================================================================================


                                                       2001
                                        2001        AVERAGE
                                     AVERAGE      EFFECTIVE    TENANTS LEASING 10% OR
                                   BASE RENT           RENT    MORE OF NET RENTABLE
PROPERTY                         PER SQ. FT.    PER SQ. FT.    AREA PER PROPERTY
LOCATION                         ($) (d) (f)    ($) (e) (f)    AS OF 12/31/01 (f)
--------------------------------------------------------------------------------------------------------------------------------
WESTCHESTER COUNTY, NEW YORK
ELMSFORD
1 Warehouse Lane...............        10.76          10.76    JP Trucking Service Center Inc. (100%)
2 Warehouse Lane...............        12.77          12.10    RJ Bruno Roofing Inc. (55%), Teleport Communications Group
                                                               (41%)
3 Warehouse Lane...............         3.76           3.61    United Parcel Service (100%)
4 Warehouse Lane...............        10.19           9.93    San Mar Laboratories Inc. (63%), Westinghouse Air Brake Co.
                                                               Inc. (14%)
5 Warehouse Lane...............        10.64           9.16    Great Spring Waters of America (48%), Chamart Exclusives Inc.
                                                               (16%), Mallory Kotzen Tire Company (11%)
6 Warehouse Lane...............        23.12          23.03    Conway Central Express (100%)

--------------------------------------------------------------------------------------------------------------------------------
TOTAL INDUSTRIAL/WAREHOUSE PROPERTIES   9.80           9.33
--------------------------------------------------------------------------------------------------------------------------------

TOTAL OFFICE, OFFICE/FLEX,
  AND INDUSTRIAL/WAREHOUSE
  PROPERTIES                           20.00          19.08
================================================================================================================================

(a)   Based on all leases in effect as of December 31, 2001.
(b) Total base rent for 2001, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.
(c) Total base rent for 2001 minus total 2001 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.
(d) Base rent for 2001 divided by net rentable square feet leased at December 31, 2001. For those properties acquired or placed in service during 2001, amounts are annualized, as per Note g.
(e) Effective rent for 2001 divided by net rentable square feet leased at December 31, 2001. For those properties acquired or placed in service during 2001, amounts are annualized, as per Note g.
(f)   Excludes space leased by the Company.
(g) As this property was acquired or placed in service by the Company during 2001, the amounts represented in 2001 base rent and 2001 effective rent reflect only that portion of the year during which the Company owned or placed the property in service. Accordingly, these amounts may not be indicative of the property's full year results. For comparison purposes, the amounts represented in 2001 average base rent per sq. ft. and 2001 average effective rent per sq. ft. for this property have been calculated by taking 2001 base rent and 2001 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2001. These annualized per square foot amounts may not be indicative of the property's results had the Company owned or placed such property in service for the entirety of 2001.
(h)   The property was sold by the Company in 2001.
(i)   Calculation based on square feet in service as of December 31, 2001.
(j) The Company constructed an expansion to this building increasing its size by 31,000 square feet.
(k) Property is excluded from weighted average percentage leased as it was an in-service development property as of December 31, 2001. Had these properties been included, weighted average percentage leased for total office, office/flex, and industrial/warehouse properties would be 94.1 percent.

RETAIL PROPERTIES

The Company owned two stand-alone retail properties as of December 31, 2001, as described below:

The Company owns an 8,000 square foot restaurant, constructed in 1986, located at 2 Executive Plaza in the South Westchester Executive Park in Yonkers, Westchester County, New York. The restaurant is 100 percent leased to Benni's LLC for use as a Bennigan's restaurant under a 16-year lease. The lease currently provides for fixed annual base rent of $175,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on the consumer price index ("CPI") over a base year CPI. The lease, which commenced in December 2001 and expires in December 2017, includes scheduled rent increases in January 2003 to approximately $205,000 annually, in January 2006 to approximately $225,000 annually, in January 2010 to approximately $248,000 annually, and in January 2014 to approximately $273,000 annually. The lease also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for two five-year renewal options. 2001 total base rent for the property, calculated in accordance with GAAP, was approximately $13,497.

The Company also owns a 9,300 square foot restaurant, constructed in 1984, located at 230 White Plains Road, Tarrytown, Westchester County, New York. The restaurant is 100 percent leased to TGI Friday's under a 10-year lease which provides for fixed annual base rent of approximately $195,000, with fully-reimbursed real estate taxes, and operating expenses escalated based on CPI over a base year CPI. The lease, which expires in August 2004, also provides for additional rent calculated as a percentage of sales over a specified sales amount, as well as for four five-year renewal options. 2001 total base rent for the property, calculated in accordance with GAAP, was approximately $195,000.

LAND LEASES

The Company owned three land parcels, which were leased as of December 31, 2001, as described below:

The Company leases land to Star Enterprises, on which a 2,264 square-foot Texaco gas station was constructed, located at 1 Enterprise Boulevard in Yonkers, Westchester County, New York. The 15-year, triple-net land lease provides for annual rent of approximately $145,000 and expires in April 2005. The lease also provides for two five-year renewal options. 2001 total base rent under this lease, calculated in accordance with GAAP, was approximately $143,972.

The Company also leases five acres of land to Rake Realty, on which a 103,500 square-foot office building exists, located at 700 Executive Boulevard, Elmsford, Westchester County, New York. The 22-year, triple-net land lease provides for fixed annual rent plus a CPI adjustment every five years, and expires in November 2018. 2001 total base rent under this lease, calculated in accordance with GAAP, was approximately $114,276. The lease also provides for several renewal options which could extend the lease term for an additional 30 years.

The Company also leases 27.7 acres of land to Home Depot, on which a 134,000 square-foot retail store was constructed, located at the Company's Horizon Center Business Park, Hamilton Township, Mercer County, New Jersey. The net lease, which began on February 1, 1999, provides for annual rent of approximately $298,000 through the fifth year of the lease and fixed annual rent plus a CPI adjustment every five years for the years thereafter and expires in January 2094. The lease also provides an option for Home Depot to purchase the land in 2002. 2001 total base rent under this lease, calculated in accordance with GAAP, was approximately $260,750.

MULTI-FAMILY RESIDENTIAL PROPERTY

The Company owned a multi-family residential property as of December 31, 2001, as well as sold a multi-family residential property in 2001, as described below:

25 MARTINE AVENUE, WHITE PLAINS, WESTCHESTER COUNTY, NEW YORK: The Company's multi-family residential property, known as 25 Martine Avenue, was built in 1987. The property contains 124 residential units, comprised of 18 studio units, 71 one-bedroom units and 35 two-bedroom units, with an average size of approximately 722 square feet per unit. The property had an average monthly rental rate of approximately $1,572 per unit during 2001 and was 97.0 percent leased as of December 31, 2001. The property also has retail space. The property had 2001 total base rent of approximately $2.4 million, which represented approximately 0.5 percent of the Company's 2001 total base rent. The average occupancy rate for the property in each of 2001, 2000 and 1999 was 97.0 percent,
96.5 percent and 96.8 percent, respectively. In January 2002, the Company sold this property for net sales proceeds of approximately $17.8 million.

TENBY CHASE APARTMENTS, DELRAN, BURLINGTON COUNTY, NEW JERSEY: During 2001, the Company owned the Tenby Chase Apartments, a 327-unit, multi-family residential property located in Delran, Burlington County, New Jersey, which was sold on June 21, 2001. During 2001, the Company recognized approximately $1.4 million in total base rent from the property.

OCCUPANCY

The table below sets forth the year-end percentages of rentable square feet leased in the Company's in-service Consolidated Properties for the last five years:

                                                                   Percentage of
Year ended December 31,                                   Square Feet Leased (%)
--------------------------------------------------------------------------------
2001                                                                        94.6

2000                                                                        96.8

1999                                                                        96.5

1998                                                                        96.6

1997                                                                        95.8

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company's 20 largest tenants for the Consolidated Properties as of December 31, 2001, based upon annualized base rents:

                                                                       PERCENTAGE OF
                                                     ANNUALIZED              COMPANY      SQUARE           PERCENTAGE      YEAR OF
                                    NUMBER OF       BASE RENTAL      ANNUALIZED BASE        FEET        TOTAL COMPANY        LEASE
                                   PROPERTIES   REVENUE ($) (a)   RENTAL REVENUE (%)      LEASED   LEASED SQ. FT. (%)   EXPIRATION
-----------------------------------------------------------------------------------------------------------------------------------
AT&T Wireless Services                      2         9,819,454                  2.0     395,955                  1.6    2007 (b)
Donaldson, Lufkin & Jenrette
   Securities Corp.                         1         8,317,176                  1.7     271,953                  1.1    2011
AT&T Corporation                            2         7,268,746                  1.5     450,278                  1.8    2009 (c)
Keystone Mercy Health Plan                  2         7,017,899                  1.4     303,149                  1.2    2015
Prentice-Hall Inc.                          1         6,744,495                  1.4     474,801                  1.9    2014
IBM Corporation                             3         6,390,275                  1.3     361,688                  1.4    2007 (d)
Nabisco Inc.                                3         6,066,357                  1.2     340,746                  1.4    2006 (e)
Toys 'R' Us - NJ, Inc.                      1         5,342,672                  1.1     242,518                  1.0    2012
Waterhouse Securities, Inc.                 1         5,314,805                  1.1     184,222                  0.7    2015
American Institute of Certified
   Public Accountants                       1         4,981,357                  1.0     249,768                  1.0    2012
CMP Media Inc.                              1         4,817,298                  1.0     237,274                  0.9    2014
Allstate Insurance Company                  9         4,798,224                  1.0     224,321                  0.9    2009 (f)
Winston & Strawn                            1         4,472,348                  0.9     108,100                  0.4    2003
Dean Witter Trust Company                   1         4,319,508                  0.9     221,019                  0.9    2008
Morgan Stanley Dean Witter, Inc.            5         4,025,077                  0.8     163,253                  0.7    2010 (g)
Move.com Operations, Inc.                   1         3,891,597                  0.8      94,917                  0.4    2006
Regus Business Centre Corp.                 3         3,671,129                  0.8     107,608                  0.4    2011 (h)
Bank of Tokyo - Mitsubishi Ltd.             1         3,378,923                  0.7     137,076                  0.5    2009
KPMG, LLP                                   2         3,313,701                  0.7     142,317                  0.6    2012 (i)
BT Harborside                               1         3,272,500                  0.7     385,000                  1.5    2003
-----------------------------------------------------------------------------------------------------------------------------------

Totals                                              107,223,541                 22.0   5,095,963                 20.3
===================================================================================================================================

(a) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(b) 12,150 square feet expire September 2004; 345,799 square feet expire March 2007; 38,006 square feet expire June 2007.
(c)   63,278 square feet expire May 2004; 387,000 square feet expire January
      2009.
(d) 28,289 square feet expire January 2005; 85,000 square feet expire December 2005; 248,399 square feet expire December 2007.
(e) 300,378 square feet expire December 2005; 40,368 square feet expire March 2006.
(f) 18,882 square feet expire April 2003; 4,398 square feet expire January 2004; 36,305 square feet expire January 2005; 23,024 square feet expire October 2005; 22,444 square feet expire July 2006; 6,108 square feet expire August 2006; 70,517 square feet expire June 2007; 31,143 square feet expire April 2008; 11,500 square feet expire April 2009.
(g) 7,500 square feet expire September 2003; 18,539 square feet expire April 2005; 85,151 square feet expire February 2008; 19,500 square feet expire June 2008; 7,000 square feet expire October 2009; 25,563 square feet expire January 2010.
(h) 27,803 square feet expire January 2011; 38,930 square feet expire April 2011; 40,875 square feet expire June 2011.
(i) 15,113 square feet expire September 2002; 57,204 square feet expire July 2007; 70,000 square feet expire September 2012.

SCHEDULE OF LEASE EXPIRATIONS

The following table sets forth a schedule of lease expirations for the total of the Company's office, office/flex, industrial/warehouse and stand-alone retail properties, included in the Consolidated Properties, beginning January 1, 2002, assuming that none of the tenants exercise renewal options:

                                                                                           AVERAGE ANNUAL
                                                          PERCENTAGE OF                      RENT PER NET
                                     NET RENTABLE          TOTAL LEASED       ANNUALIZED         RENTABLE   PERCENTAGE OF
                                     AREA SUBJECT           SQUARE FEET      BASE RENTAL      SQUARE FOOT     ANNUAL BASE
                         NUMBER OF    TO EXPIRING        REPRESENTED BY    REVENUE UNDER      REPRESENTED      RENT UNDER
YEAR OF                     LEASES         LEASES              EXPIRING         EXPIRING      BY EXPIRING        EXPIRING
EXPIRATION            EXPIRING (a)      (SQ. FT.)        LEASES (%) (b)   LEASES ($) (c)       LEASES ($)      LEASES (%)
---------------------------------------------------------------------------------------------------------------------------
2002                           448      2,130,311                   8.5       36,854,419            17.30             7.6

2003                           487      3,951,403                  15.8       71,598,719            18.12            14.7

2004                           384      2,234,380                   8.9       42,473,250            19.01             8.7

2005                           373      3,179,979                  12.7       60,296,606            18.96            12.4

2006                           352      2,935,237                  11.7       60,353,314            20.56            12.4

2007                           168      2,314,745                   9.2       48,673,525            21.03            10.0

2008                           101      1,500,299                   6.0       26,600,000            17.73             5.5

2009                            55      1,369,891                   5.5       25,512,500            18.62             5.3

2010                            87      1,213,079                   4.9       23,653,243            19.50             4.9

2011                            61      1,436,628                   5.7       35,215,623            24.51             7.2

2012                            27        865,861                   3.5       19,035,316            21.98             3.9

2013 and thereafter             35      1,906,090                   7.6       35,766,979            18.76             7.4
---------------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                    2,578      25,037,903 (d)            100.0      486,033,494            19.41           100.0
===========================================================================================================================

(a) Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)   Excludes all unleased space as of December 31, 2001.
(c) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(d) Reconciliation to Company's total net rentable square footage is as follows:

                                                                     Square Feet
                                                                     -----------

Square footage leased to commercial tenants                           25,037,903
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
   service tenants and occupancy adjustments                             352,407
Square footage unleased                                                1,592,830
                                                                      ----------
Total net rentable square footage (does not include
   residential, land lease, retail or not-in-service properties)      26,983,140
                                                                      ==========

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2002, assuming that none of the tenants exercise renewal options:

                                                                                      AVERAGE ANNUAL
                                                     PERCENTAGE OF                     RENT PER NET
                                     NET RENTABLE     TOTAL LEASED       ANNUALIZED        RENTABLE   PERCENTAGE OF
                                     AREA SUBJECT      SQUARE FEET      BASE RENTAL     SQUARE FOOT     ANNUAL BASE
                         NUMBER OF    TO EXPIRING   REPRESENTED BY    REVENUE UNDER     REPRESENTED      RENT UNDER
YEAR OF                     LEASES         LEASES         EXPIRING         EXPIRING     BY EXPIRING        EXPIRING
EXPIRATION            EXPIRING (a)      (SQ. FT.)   LEASES (%) (b)   LEASES ($) (c)      LEASES ($)      LEASES (%)
---------------------------------------------------------------------------------------------------------------------
2002                           350      1,443,177              7.2       29,947,927           20.75             7.0

2003                           397      3,180,278             15.8       64,042,823           20.14            15.0

2004                           312      1,572,593              7.8       34,967,523           22.24             8.2

2005                           296      2,508,329             12.5       52,699,906           21.01            12.3

2006                           287      2,319,244             11.6       52,198,688           22.51            12.2

2007                           145      1,927,069              9.6       43,455,258           22.55            10.1

2008                            83      1,182,186              5.9       23,582,800           19.95             5.5

2009                            37      1,195,103              6.0       23,357,006           19.54             5.5

2010                            56        822,428              4.1       17,584,655           21.38             4.1

2011                            55      1,355,737              6.8       34,067,977           25.13             8.0

2012                            23        798,999              4.0       18,214,549           22.80             4.2

2013 and thereafter             30      1,739,655              8.7       33,761,607           19.41             7.9
---------------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                    2,071     20,044,798            100.0      427,880,719           21.35           100.0
=====================================================================================================================

(a) Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month office tenants. Some tenants have multiple leases.
(b)   Excludes all unleased space as of December 31, 2001.
(c) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2002, assuming that none of the tenants exercise renewal options:

                                                                                       AVERAGE ANNUAL
                                                      PERCENTAGE OF                      RENT PER NET
                                      NET RENTABLE     TOTAL LEASED       ANNUALIZED         RENTABLE   PERCENTAGE OF
                                      AREA SUBJECT      SQUARE FEET      BASE RENTAL      SQUARE FOOT     ANNUAL BASE
                         NUMBER OF     TO EXPIRING   REPRESENTED BY    REVENUE UNDER      REPRESENTED      RENT UNDER
YEAR OF                     LEASES          LEASES         EXPIRING         EXPIRING      BY EXPIRING        EXPIRING
EXPIRATION            EXPIRING (a)       (SQ. FT.)   LEASES (%) (b)   LEASES ($) (c)       LEASES ($)      LEASES (%)
----------------------------------- -------------------------------------------------- --------------------------------
2002                            92         633,362             13.8        6,326,002             9.99            11.7

2003                            85         670,151             14.6        7,011,158            10.46            13.0

2004                            62         452,367              9.8        5,010,227            11.08             9.3

2005                            74         658,496             14.3        7,414,824            11.26            13.7

2006                            65         615,993             13.4        8,154,626            13.24            15.1

2007                            23         387,676              8.4        5,218,267            13.46             9.6

2008                            18         318,113              6.9        3,017,200             9.48             5.6

2009                            17         162,988              3.5        2,049,294            12.57             3.8

2010                            31         390,651              8.5        6,068,588            15.53            11.2

2011                             6          80,891              1.8        1,147,646            14.19             2.1

2012                             4          66,862              1.5          820,767            12.28             1.5

2013 and thereafter              4         158,435              3.5        1,830,372            11.55             3.4
----------------------------------- -------------------------------------------------- --------------------------------
Totals/Weighted
  Average                      481       4,595,985            100.0       54,068,971            11.76           100.0
=================================== ================================================== ================================

(a) Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month office/flex tenants. Some tenants have multiple leases.
(b)   Excludes all unleased space as of December 31, 2001.
(c) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2002, assuming that none of the tenants exercise renewal options:

                                                                                  AVERAGE ANNUAL
                                                 PERCENTAGE OF                      RENT PER NET
                                 NET RENTABLE     TOTAL LEASED       ANNUALIZED         RENTABLE   PERCENTAGE OF
                                 AREA SUBJECT      SQUARE FEET      BASE RENTAL      SQUARE FOOT     ANNUAL BASE
                     NUMBER OF    TO EXPIRING   REPRESENTED BY    REVENUE UNDER      REPRESENTED      RENT UNDER
YEAR OF                 LEASES         LEASES         EXPIRING         EXPIRING      BY EXPIRING        EXPIRING
EXPIRATION        EXPIRING (a)      (SQ. FT.)   LEASES (%) (b)   LEASES ($) (c)       LEASES ($)      LEASES (%)
----------------------------------------------------------------------------------------------------------------
2002                         6         53,772             14.1          580,490            10.80            15.6

2003                         5        100,974             26.6          544,738             5.39            14.7

2004                         9        200,120             52.7        2,300,500            11.50            61.9

2005                         3         13,154              3.5          181,876            13.83             4.9

2009                         1         11,800              3.1          106,200             9.00             2.9
----------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                   24        379,820            100.0        3,713,804             9.78           100.0
================================================================================================================

(a) Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)   Excludes all unleased space as of December 31, 2001.
(c) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rent revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2002, assuming that none of the tenants exercise renewal options:

                                                                                  AVERAGE ANNUAL
                                                 PERCENTAGE OF                      RENT PER NET
                                 NET RENTABLE     TOTAL LEASED       ANNUALIZED         RENTABLE   PERCENTAGE OF
                                 AREA SUBJECT      SQUARE FEET      BASE RENTAL      SQUARE FOOT     ANNUAL BASE
                     NUMBER OF    TO EXPIRING   REPRESENTED BY    REVENUE UNDER      REPRESENTED      RENT UNDER
YEAR OF                 LEASES         LEASES         EXPIRING         EXPIRING      BY EXPIRING        EXPIRING
EXPIRATION        EXPIRING (a)      (SQ. FT.)       LEASES (%)   LEASES ($) (b)       LEASES ($)      LEASES (%)
----------------------------------------------------------------------------------------------------------------
2004                         1          9,300             53.8          195,000            20.97            52.7

2013                         1          8,000             46.2          175,000            21.87            47.3
----------------------------------------------------------------------------------------------------------------
Totals/Weighted
  Average                    2         17,300            100.0          370,000            21.39           100.0
================================================================================================================

(a)   Includes stand-alone retail property tenants only.
(b) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company's 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

                                                     ANNUALIZED        PERCENTAGE OF                PERCENTAGE OF
                                                    BASE RENTAL              COMPANY       SQUARE   TOTAL COMPANY
                                                        REVENUE      ANNUALIZED BASE         FEET          LEASED
INDUSTRY CLASSIFICATION (a)                         ($) (b) (c)   RENTAL REVENUE (%)       LEASED     SQ. FT. (%)
-----------------------------------------------------------------------------------------------------------------
Securities, Commodity Contracts & Other Financial    56,121,434                 11.5    2,344,132             9.4
Manufacturing                                        45,537,999                  9.4    2,627,823            10.5
Telecommunications                                   32,855,538                  6.8    1,748,089             7.0
Computer System Design Svcs.                         31,430,419                  6.5    1,615,175             6.4
Insurance Carriers & Related Activities              30,872,702                  6.4    1,525,486             6.1
Legal Services                                       28,614,936                  5.9    1,225,323             4.9
Health Care & Social Assistance                      21,262,798                  4.4    1,105,824             4.4
Credit Intermediation & Related Activities           20,629,510                  4.2    1,176,807             4.7
Wholesale Trade                                      18,834,448                  3.9    1,303,059             5.2
Accounting/Tax Prep.                                 18,432,329                  3.8      798,786             3.2
Other Professional                                   17,958,955                  3.7      942,452             3.8
Information Services                                 14,480,262                  3.0      653,239             2.6
Retail Trade                                         13,809,551                  2.8      800,648             3.2
Publishing Industries                                12,863,723                  2.6      565,855             2.3
Scientific Research/Development                      12,121,662                  2.5      690,708             2.7
Arts, Entertainment & Recreation                     10,813,042                  2.2      718,073             2.9
Real Estate & Rental & Leasing                       10,093,912                  2.1      494,105             2.0
Architectural/Engineering                             9,987,054                  2.1      470,093             1.9
Management of Companies & Finance                     9,481,822                  2.0      411,977             1.6
Other Services (except Public Administration)         9,326,018                  1.9      683,458             2.7
Advertising/Related Services                          8,806,638                  1.8      398,406             1.6
Transportation                                        7,435,691                  1.5      483,716             1.9
Management/Scientific                                 6,426,163                  1.3      296,185             1.2
Data Processing Services                              5,292,121                  1.1      239,183             0.9
Construction                                          4,974,994                  1.0      270,573             1.1
Educational Services                                  4,205,381                  0.9      220,135             0.9
Utilities                                             4,000,505                  0.8      185,257             0.7
Admin. & Support, Waste Mgt. & Remediation Svc.       3,645,038                  0.7      256,062             1.0
Public Administration                                 3,393,501                  0.7      170,696             0.7
Specialized Design Services                           3,101,804                  0.6      145,959             0.6
Other                                                 9,223,544                  1.9      470,619             1.9
-----------------------------------------------------------------------------------------------------------------

Totals                                              486,033,494                100.0   25,037,903           100.0
=================================================================================================================

(a) The Company's tenants are classified according to the U.S. Government's new North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.
(b)   Annualized base rental revenue is based on actual December billings times
      12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(c) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

MARKET DIVERSIFICATION

The following table lists the Company's markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

                                                ANNUALIZED        PERCENTAGE OF
                                               BASE RENTAL              COMPANY           TOTAL
                                                   REVENUE      ANNUALIZED BASE   PROPERTY SIZE       PERCENTAGE OF
MARKET (MSA)                                   ($) (a) (b)   RENTAL REVENUE (%)   RENTABLE AREA   RENTABLE AREA (%)
--------------------------------------------------------------------------------------------------------------------
Bergen-Passaic, NJ                              85,795,008                 17.7       4,530,091                16.8
New York, NY (Westchester-Rockland Counties)    85,324,473                 17.6       4,864,355                18.0
Newark, NJ (Essex-Morris-Union Counties)        85,027,901                 17.5       4,116,859                15.3
Jersey City, NJ                                 43,470,865                  8.9       2,094,470                 7.8
Philadelphia, PA-NJ                             40,460,353                  8.3       2,991,796                11.1
Denver, CO                                      18,720,330                  3.8       1,193,185                 4.4
Middlesex-Somerset-Hunterdon, NJ                15,772,224                  3.2         791,051                 2.9
Trenton, NJ (Mercer County)                     14,099,825                  2.9         672,365                 2.5
Dallas, TX                                      13,460,321                  2.8         863,954                 3.2
San Francisco, CA                               12,885,972                  2.6         450,891                 1.7
Washington, DC-MD-VA                            12,721,507                  2.6         450,549                 1.7
Stamford-Norwalk, CT                             9,090,436                  1.9         527,250                 2.0
Monmouth-Ocean, NJ                               7,084,732                  1.5         577,423                 2.1
Houston, TX                                      6,903,067                  1.4         516,796                 1.9
Nassau-Suffolk, NY                               6,373,398                  1.3         292,849                 1.1
Phoenix-Mesa, AZ                                 5,646,402                  1.2         416,967                 1.5
San Antonio, TX                                  4,425,870                  0.9         435,465                 1.6
Tampa-St. Petersburg-Clearwater, FL              3,933,426                  0.8         297,429                 1.1
Boulder-Longmont, CO                             3,655,875                  0.8         270,421                 1.0
Bridgeport, CT                                   3,170,791                  0.7         145,487                 0.5
Colorado Springs, CO                             2,961,797                  0.6         209,987                 0.8
Dutchess County, NY                              2,103,516                  0.4         118,727                 0.4
Atlantic-Cape May, NJ                            1,790,343                  0.4          80,344                 0.3
Fort Worth-Arlington, TX                         1,155,062                  0.2          74,429                 0.3
--------------------------------------------------------------------------------------------------------------------

Totals                                         486,033,494                100.0      26,983,140               100.0
====================================================================================================================

(a) Annualized base rental revenue is based on actual December 2001 billings times 12. For leases whose rent commences after January 1, 2002, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.
(b) Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

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

MARKET INFORMATION

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2001 and 2000, respectively:

For the Year Ended December 31, 2001

                                                  High             Low            Close
                                                  ----             ---            -----
First Quarter                                 $28.5000        $25.4900         $27.0000
Second Quarter                                $28.7000        $25.7900         $28.4800
Third Quarter                                 $32.0000        $27.3000         $31.0000
Fourth Quarter                                $32.2000        $28.3800         $31.0200

For the Year Ended December 31, 2000

                                                  High             Low            Close
                                                  ----             ---            -----
First Quarter                                 $26.6250        $22.7500         $25.5000
Second Quarter                                $28.4375        $24.4375         $25.6875
Third Quarter                                 $28.6250        $25.0625         $28.1875
Fourth Quarter                                $28.8750        $25.7500         $28.5625

On February 14, 2002, the closing Common Stock sales price on the NYSE was $31.45 per share.

HOLDERS

On February 14, 2002, the Company had 528 common shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities in the year ended December 31, 2001.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2001, the Company declared four quarterly common stock dividends and common unit distributions in the amounts of $0.61, $0.61, $0.62 and $0.62 per share and common unit from the first to the fourth quarter, respectively.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company. The consolidated selected operating, balance sheet and cash flow data of the Company as of December 31, 2001, 2000, 1999, 1998 and 1997, and for the years then ended have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent accountants.

OPERATING DATA                                                              Year Ended December 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                          2001          2000          1999          1998          1997
-------------------------------------------------------------------------------------------------------------------------
Total revenues                                         $  584,348    $  576,153    $  551,484    $  493,699    $  249,801
Operating and other expenses                           $  174,686    $  172,146    $  168,651    $  150,448    $   75,353
General and administrative                             $   28,490    $   23,276    $   25,480    $   24,828    $   15,659
Depreciation and amortization                          $   91,471    $   92,088    $   87,209    $   78,916    $   36,825
Interest expense                                       $  112,003    $  105,394    $  102,960    $   88,043    $   39,078
Non-recurring charges                                  $       --    $   37,139    $   16,458    $       --    $   46,519
Realized gains (losses) and unrealized losses on
  disposition of rental property, net                  $  (11,864)   $   85,353    $    1,957    $       --    $       --
Income before minority interests and extraordinary     $  177,698    $  231,463    $  152,683    $  151,464    $   36,367
  item
Income before extraordinary item                       $  131,659    $  185,338    $  119,739    $  118,951    $    4,988
Net income                                             $  131,659    $  185,338    $  119,739    $  116,578    $    1,405
Basic earnings per share - before extraordinary item   $     2.33    $     3.18    $     2.05    $     2.13    $     0.13
Diluted earnings per share - before extraordinary      $     2.32    $     3.10    $     2.04    $     2.11    $     0.12
  item
Dividends declared per common share                    $     2.46    $     2.38    $     2.26    $     2.10    $     1.90
Basic weighted average shares outstanding                  56,538        58,338        58,385        55,840        39,266
Diluted weighted average shares outstanding                64,775        73,070        67,133        63,893        44,156

BALANCE SHEET DATA                                                               December 31,
IN THOUSANDS                                                 2001          2000          1999          1998          1997
-------------------------------------------------------------------------------------------------------------------------
Rental property, before accumulated depreciation
  and amortization                                     $3,378,071    $3,589,877    $3,654,845    $3,467,799    $2,629,616
Rental property held for sale, net                     $  384,626    $  107,458    $       --    $       --    $       --
Total assets                                           $3,746,770    $3,676,977    $3,629,601    $3,452,194    $2,593,444
Total debt                                             $1,700,150    $1,628,512    $1,490,175    $1,420,931    $  972,650
Total liabilities                                      $1,867,938    $1,774,239    $1,648,844    $1,526,974    $1,056,759
Minority interests                                     $  446,244    $  449,448    $  538,875    $  501,313    $  379,245
Stockholders' equity                                   $1,432,588    $1,453,290    $1,441,882    $1,423,907    $1,157,440

OTHER DATA                                                                  Year Ended December 31,
IN THOUSANDS                                                  2001         2000          1999          1998         1997
-------------------------------------------------------------------------------------------------------------------------
Cash flows provided by operating activities            $  265,883    $  180,529    $  243,638    $  208,761    $   98,142
Cash flows (used in) provided by investing             $ (145,586)   $    6,189    $ (195,178)   $ (749,067)   $ (939,501)
  activities
Cash flows (used in) provided by financing             $ (120,641)   $ (182,210)   $  (45,598)   $  543,411    $  639,256
  activities
Funds from operations (1), before distributions to
  preferred unitholders                                $  260,497    $  262,071    $  244,240    $  216,949    $  111,752
Funds from operations (1), after distributions to
  preferred unitholders                                $  244,853    $  246,630    $  228,764    $  200,636    $  110,864

----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto. Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

The Company has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Company's strong presence in the Northeast region. The Company plans to sell substantially all of its properties located in the Southwestern and Western regions, using such proceeds to invest in property acquisitions and development projects in its core Northeast markets, as well as to repay debt and fund stock repurchases.

Consistent with its strategy, in the fourth quarter 2000, the Company started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey, which is approximately 55 percent leased as of February 14, 2002. The project is currently projected to cost approximately $260 million, of which $113.3 million has been incurred by the Company through December 31, 2001, and is anticipated to be completed in late 2002. Additionally, in the fourth quarter 2000, the Company, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Company's Harborside complex. The Company holds a 50 percent interest in the joint venture. Among other things, the joint venture agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The project is currently projected to cost the Company approximately $145 million, of which $74.0 million has been incurred by the Company through December 31, 2001. The Project, which is 100 percent leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, is anticipated to be completed in late 2002. The lease agreement obligates the Company, among other things, to deliver space to the tenant by required timelines and offers the tenant expansion options into additional space in any adjacent Harborside projects. Such options may obligate the Company to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Company be unable to or choose not to provide such expansion space, the Company could be liable to Schwab for its actual damages, in no event to exceed $15 million. The Company anticipates expending an additional approximately $218.5 million for the completion of Plaza 5, Plaza 10 and other projects. The Company expects to finance its funding requirements primarily through drawing on its revolving credit facility.

On a periodic basis, management assesses whether there are any indicators that the value of the Company's real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Except for certain assets classified as held for sale, as discussed below, management does not believe that the value of any of the Company's rental properties is impaired.

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established.

As of December 31, 2001, the Company identified 37 office properties, aggregating approximately 4.3 million square feet, a multi-family residential property and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona, Florida and New York. Such properties carried an aggregate book value of $384.6 million, net of accumulated depreciation of $28.4 million and a valuation allowance of $40.5 million at December 31, 2001. In January 2002, the Company sold 25 Martine Avenue, a 124-unit multi-family residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17.8 million, which resulted in a gain of approximately $7.3 million. The Company is currently in various stages of contract negotiations for the sale or sales of certain of the remainder of these properties. Substantially all of the properties are unencumbered. The sale of one or more of these assets will enhance the company's short-term liquidity although there is no assurance when and if any sales will occur or, if they occur, how much proceeds the Company will realize.

As of December 31, 2000, the Company had identified 10 office properties, aggregating approximately 1.6 million square feet, and a land parcel as held for sale, all of which are located in San Antonio and Houston, Texas. Such properties carried an aggregate book value of $107.5 million, net of accumulated depreciation, of $7.0 million. In 2001, the Company sold four of these properties for total net sales proceeds of approximately $62.1 million.

The following comparisons for the year ended December 31, 2001 ("2001"), as compared to the year ended December 31, 2000 ("2000"), and for 2000, as compared to the year ended December 31, 1999 ("1999"), make reference to the following:
(i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at December 31, 1999, excluding Dispositions as defined below (for the 2001 versus 2000 comparison) and which represents all in-service properties owned by the Company at December 31, 1998, excluding Dispositions as defined below (for the 2000 versus 1999 comparison), (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Company from January 1, 2000 through December 31, 2001 (for the 2001 versus 2000 comparison) and which represents all properties acquired or placed in service by the Company from January 1, 1999 through December 31, 2000 (for the 2000 versus 1999 comparison) and (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Company during the respective periods.

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

                                                                          Year Ended
                                                              December 31,       Dollar   Percent
(DOLLARS IN THOUSANDS)                                      2001        2000     Change    Change
--------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                             $ 506,557    $491,193   $ 15,364       3.1%
Escalations and recoveries from tenants                   56,083      58,488     (2,405)     (4.1)
Parking and other                                         10,518      15,325     (4,807)    (31.4)
--------------------------------------------------------------------------------------------------
   Sub-total                                             573,158     565,006      8,152       1.4

Equity in earnings of unconsolidated joint ventures        9,004       8,055        949      11.8
Interest income                                            2,186       3,092       (906)    (29.3)
--------------------------------------------------------------------------------------------------
   Total revenues                                        584,348     576,153      8,195       1.4
--------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                         62,015      59,400      2,615       4.4
Utilities                                                 43,892      42,035      1,857       4.4
Operating services                                        68,779      70,711     (1,932)     (2.7)
--------------------------------------------------------------------------------------------------
   Sub-total                                             174,686     172,146      2,540       1.5

General and administrative                                28,490      23,276      5,214      22.4
Depreciation and amortization                             91,471      92,088       (617)     (0.7)
Interest expense                                         112,003     105,394      6,609       6.3
Non-recurring charges                                         --      37,139    (37,139)   (100.0)
--------------------------------------------------------------------------------------------------
   Total expenses                                        406,650     430,043    (23,393)     (5.4)
--------------------------------------------------------------------------------------------------

Income before realized gains (losses) and unrealized
   losses on disposition of rental property and
   minority interests                                    177,698     146,110     31,588      21.6
Realized gains (losses) and unrealized losses on
   disposition of rental property, net                   (11,864)     85,353    (97,217)   (113.9)
--------------------------------------------------------------------------------------------------

Income before minority interests                         165,834     231,463    (65,629)    (28.4)
MINORITY INTERESTS:
Operating partnership                                     34,175      41,053     (6,878)    (16.8)
Partially-owned properties                                    --       5,072     (5,072)   (100.0)
--------------------------------------------------------------------------------------------------
Net income                                             $ 131,659    $185,338   $(53,679)    (29.0)%
==================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

                                          Total Company  Same-Store Properties   Acquired Properties            Dispositions
                                      -----------------  ---------------------   -------------------      ------------------
                                      Dollar    Percent      Dollar    Percent     Dollar    Percent      Dollar     Percent
                                      Change     Change      Change     Change     Change     Change      Change      Change
----------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                          $15,364        3.1%    $10,039        2.0%    $26,940       5.5%   $(21,615)      (4.4)%
Escalations and recoveries
   from tenants                      (2,405)      (4.1)     (1,804)      (3.1)      2,556       4.4      (3,157)      (5.4)
Parking and other                    (4,807)     (31.4)     (4,432)     (28.9)        399       2.6        (774)      (5.1)
----------------------------------------------------------------------------------------------------------------------------
Total                               $ 8,152        1.4%    $ 3,803        0.6%    $29,895       5.3%   $(25,546)      (4.5)%
============================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                   $ 2,615        4.4%    $   938        1.6%    $ 3,945       6.6%   $ (2,268)      (3.8)%
Utilities                             1,857        4.4       1,696        4.0       2,227       5.3      (2,066)      (4.9)
Operating services                   (1,932)      (2.7)     (1,279)      (1.8)      3,942       5.6      (4,595)      (6.5)
----------------------------------------------------------------------------------------------------------------------------
Total                               $ 2,540        1.5%    $ 1,355        0.8%    $10,114       5.9%   $ (8,929)      (5.2)%
============================================================================================================================

OTHER DATA:

Number of Consolidated Properties       259                    240                     19                    15
Square feet (in thousands)           26,983                 24,602                  2,381                 2,971

Base rents for the Same-Store Properties increased $10.0 million, or 2.0 percent, for 2001 as compared to 2000, due primarily to rental rate increases in 2001. Escalations and recoveries from tenants for the Same-Store Properties decreased $1.8 million, or 3.1 percent, for 2001 over 2000, due to the recovery of a decreased amount of total property expenses partially as a result of new base years established from 2001 leasing activity. Parking and other income for the Same-Store Properties decreased $4.4 million, or 28.9 percent, due primarily to fewer lease termination fees in 2001.

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Company, income from tenants for early lease terminations and income from managing properties for third parties. Rental income on residential property under operating leases having terms generally of one year or less is recognized when earned. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 15 to the Financial Statements.

Real estate taxes on the Same-Store Properties increased $0.9 million, or 1.6 percent, for 2001 as compared to 2000, due primarily to property tax rate increases in certain municipalities in 2001, partially offset by lower assessments on certain properties in 2001. Utilities for the Same-Store Properties increased $1.7 million, or 4.0 percent, for 2001 as compared to 2000, due primarily to increased rates. Operating services for the Same-Store Properties decreased $1.3 million, or 1.8 percent, due primarily to decreased maintenance and snow removal costs in 2001.

Equity in earnings of unconsolidated joint ventures increased $0.9 million, or
11.8 percent, for 2001 as compared to 2000. This is due primarily to properties developed by joint ventures being placed in service in 2001 and higher occupancies at certain properties, partially offset by the sale of joint venture office properties in 2001 (see Note 4 to the Financial Statements).

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. See Note 4 to the Financial Statements.

Interest income decreased $0.9 million, or 29.3 percent, for 2001 as compared to 2000. This decrease was due primarily to additional interest income in 2000 on investment of proceeds from the 2000 Dispositions in cash and cash equivalents for longer periods of time.

General and administrative increased by $5.2 million, or 22.4 percent, for 2001 as compared to 2000. This increase is due primarily to increased bad debt expense of approximately $2.5 million in 2001, related to a lease termination fee receivable due from a former tenant deemed uncollectible, increased professional fees, mostly on account of costs for transactions not consummated, and increased payroll and payroll-related costs in 2001.

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $4.0 million and $3.7 million for the years ended December 31, 2001 and 2000, respectively.

Depreciation and amortization decreased by $0.6 million, or 0.7 percent, for 2001 over 2000. Of this decrease, $2.1 million, or 2.2 percent, is attributable to the Same-Store Properties, and $3.3 million, or 3.7 percent, is due to the Dispositions, partially offset by an increase of $4.8 million, or 5.2 percent, due to the Acquired Properties.

Interest expense increased $6.6 million, or 6.3 percent, for 2001 as compared to 2000. This increase is due primarily to higher average outstanding debt balances in 2001 versus 2000, primarily as a result of Common Stock repurchases in late 2000 and early 2001 and, to a lesser extent, the replacement in early 2001 of short-term credit facility borrowings with long-term, higher fixed rate debt.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Interest capitalized by the Company for the years ended December 31, 2001 and 2000 was $16.7 million and $11.5 million, respectively.

Non-recurring charges of $37.1 million were incurred in 2000 as a result of costs associated with the termination of the Prentiss merger agreement in September 2000 (see Note 3 to the Financial Statements) and costs associated with the resignations of certain officers of the Company in June 2000 (see Note 14 to the Financial Statements).

Income before realized gains (losses) and unrealized losses on disposition of rental property and minority interests increased to $177.7 million in 2001 from $146.1 million in 2000. The increase of approximately $31.6 million is due to the factors discussed above.

Net income decreased by $53.6 million, from $185.3 million in 2000 to $131.7 million in 2001. This decrease was a result of realized gains on disposition of rental property of $85.3 million in 2000 and realized gains (losses) and unrealized losses on disposition of rental property, net, of $11.9 million in 2001. This was partially offset by an increase in 2001 in income before realized gains (losses) and unrealized losses on dispositions of rental property and minority interests of $31.6 million and a decrease in minority interests of $12.0 million in 2001.

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

                                                                         Year Ended
                                                                        December 31,        Dollar    Percent
(DOLLARS IN THOUSANDS)                                                 2000       1999      Change     Change
-------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                         $491,193   $469,853   $ 21,340        4.5%
Escalations and recoveries from tenants                              58,488     62,182     (3,694)      (5.9)
Parking and other                                                    15,325     15,915       (590)      (3.7)
-------------------------------------------------------------------------------------------------------------
   Sub-total                                                        565,006    547,950     17,056        3.1

Equity in earnings of unconsolidated joint ventures                   8,055      2,593      5,462      210.6
Interest income                                                       3,092        941      2,151      228.6
-------------------------------------------------------------------------------------------------------------
   Total revenues                                                   576,153    551,484     24,669        4.5
-------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:
Real estate taxes                                                    59,400     57,382      2,018        3.5
Utilities                                                            42,035     41,580        455        1.1
Operating services                                                   70,711     69,689      1,022        1.5
-------------------------------------------------------------------------------------------------------------
   Sub-total                                                        172,146    168,651      3,495        2.1

General and administrative                                           23,276     25,480     (2,204)      (8.6)
Depreciation and amortization                                        92,088     87,209      4,879        5.6
Interest expense                                                    105,394    102,960      2,434        2.4
Non-recurring charges                                                37,139     16,458     20,681      125.7
-------------------------------------------------------------------------------------------------------------
   Total expenses                                                   430,043    400,758     29,285        7.3
-------------------------------------------------------------------------------------------------------------

Income before realized gains (losses) and unrealized
   losses on disposition of rental property and
   minority interests                                               146,110    150,726     (4,616)      (3.1)
Realized gains (losses) and unrealized losses on
   disposition of rental property, net                               85,353      1,957     83,396    4,261.4
-------------------------------------------------------------------------------------------------------------

Income before minority interests                                    231,463    152,683     78,780       51.6
MINORITY INTERESTS:
Operating partnership                                                41,053     32,865      8,188       24.9
Partially-owned properties                                            5,072         79      4,993    6,320.3
-------------------------------------------------------------------------------------------------------------
Net income                                                         $185,338   $119,739   $ 65,599       54.8%
=============================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (DOLLARS IN THOUSANDS):

                                               TOTAL COMPANY     SAME-STORE PROPERTIES      ACQUIRED PROPERTIES      DISPOSITIONS
                                               -------------     ---------------------      -------------------      ------------
                                              Dollar  Percent        Dollar   Percent        Dollar  Percent       Dollar    Percent
                                              Change   Change        Change    Change        Change   Change       Change     Change
------------------------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                  $21,340      4.5%      $16,615       3.5%       $21,429     4.6%    $(16,704)     (3.6)%
Escalations and recoveries
  from tenants                               (3,694)    (5.9)         (577)     (0.9)         1,602     2.6       (4,719)     (7.6)
Parking and other                              (590)    (3.7)         (111)     (0.7)           150     0.9         (629)     (3.9)
------------------------------------------------------------------------------------------------------------------------------------
Total                                       $17,056      3.1%      $15,927       2.9%       $23,181     4.2%    $(22,052)     (4.0)%
====================================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                           $ 2,018      3.5%      $ 1,267       2.2%       $ 2,287     4.0%    $ (1,536)     (2.7)%
Utilities                                       455      1.1           752       1.8          1,501     3.6       (1,798)     (4.3)
Operating services                            1,022      1.5           664       1.0          3,359     4.8       (3,001)     (4.3)
------------------------------------------------------------------------------------------------------------------------------------
Total                                       $ 3,495      2.1%      $ 2,683       1.6%       $ 7,147     4.2%    $ (6,335)     (3.7)%
====================================================================================================================================

OTHER DATA:
Number of Consolidated Properties               255                    237                       18                    7
Square feet (in thousands)                   26,667                 24,886                    1,781                1,949

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

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Company, income from tenants for early lease terminations and income from managing properties for third parties. Rental income on residential property under operating leases having terms generally of one year or less is recognized when earned. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 15 to the Financial Statements.

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

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over 40 years. See Note 4 to the Financial Statements.

Interest income increased $2.2 million, or 228.6 percent, for 2000 as compared to 1999. This increase was due primarily to the effect of net proceeds from certain property sales being invested in cash and cash equivalents for the period of time prior to which such proceeds were reinvested, as well as income from mortgages receivable in 2000.

General and administrative decreased by $2.2 million, or 8.6 percent, for 2000 as compared to 1999. This decrease is due primarily to decreased payroll and payroll-related costs in 2000.

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $3.7 million and $3.7 million for the years ended December 31, 2000 and 1999, respectively.

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

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Interest capitalized by the Company for the years ended December 31, 2000 and 1999 was $11.5 million and $6.8 million, respectively.

Non-recurring charges of $37.1 million were incurred in 2000 as a result of costs associated with the termination of the Prentiss merger agreement in September 2000 (see Note 3 to the Financial Statements) and costs associated with the resignations of certain officers of the Company in June 2000 (see Note 14 to the Financial Statements). Non-recurring charges of $16.5 million were incurred in 1999 as a result of the resignation of an officer (see Note 14 to the Financial Statements).

Income before realized gains (losses) and unrealized losses on disposition of rental property and minority interests decreased to $146.1 million in 2000 from $150.7 million in 1999. The decrease of approximately $4.6 million is due to the factors discussed above.

Net income increased by $65.6 million, from $119.7 million in 1999 to $185.3 million in 2000. This increase was a result of a realized gain on disposition of rental property of $85.4 million in 2000. This was partially offset by a decrease in income before realized gains (losses) and unrealized losses on disposition of rental property and minority interests of $4.6 million in 2000 as compared to 1999, a realized gain on disposition of rental property of $2.0 million in 1999, and an increase in minority interests of $13.2 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures. Management believes that the Company will have access to the capital resources necessary to expand and develop its business. To the extent that the Company's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition and construction project costs and other capital expenditures, the Company expects to finance such activities through borrowings under its revolving credit facility and other debt and equity financing.

The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from the 2000 Unsecured Facility. The Company frequently examines potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Company's revolving credit facility) and the issuance of additional debt or equity securities.

As of December 31, 2001, the Company's total indebtedness of $1.7 billion (weighted average interest rate of 7.17 percent) was comprised of $91.7 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.38 percent).

The Company has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to prospective preferred stock offerings of the Company. Moody's Investors Service ("Moody's") has assigned its Baa3 rating to the existing and prospective senior unsecured debt of the Operating Partnership and its Ba1 rating to prospective preferred stock offerings of the Company.

As of December 31, 2001, the Company had outstanding borrowings of $59.5 million under its 2000 Unsecured Facility, as defined in Note 9 to the Financial Statements (with aggregate borrowing capacity of $800.0 million). The interest rate on outstanding borrowings under the 2000 Unsecured Facility is currently LIBOR plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

In the event of a change in the Company's unsecured debt rating, the interest and facility fee rate will be adjusted in accordance with the following table:

OPERATING PARTNERSHIP'S                         INTEREST RATE -
UNSECURED DEBT RATINGS:                 APPLICABLE BASIS POINTS   FACILITY FEE
S&P/MOODY'S/FITCH (a)                               ABOVE LIBOR   BASIS POINTS

---------------------------------------------------------------------------------
No rating or less than BBB-/Baa3/BBB-                     120.0           30.0
BBB-/Baa3/BBB-                                             95.0           20.0
BBB/Baa2/BBB (current)                                     80.0           20.0
BBB+/Baa1/BBB+                                             72.5           17.5
A-/A3/A- or higher                                         65.0           15.0

(a) If the Operating Partnership has debt ratings from two rating agencies one of which is S&P or Moody's, the rates per the above table shall be based on the lower of such ratings. If the Operating Partnership has debt ratings from three rating agencies, one of which is S&P or Moody's, the rates per the above table shall be based on the lower of the two highest ratings. If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

Subject to certain conditions, the Company has the ability through June 22, 2002 to increase the borrowing capacity of the 2000 Unsecured Facility up to $1.0 billion. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Company believes that the 2000 Unsecured Facility is sufficient to meet its revolving credit facility needs.

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

On January 29, 2001, the Operating Partnership issued $300.0 million face amount of 7.75 percent senior unsecured notes due February 15, 2011 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $296.3 million were used to pay down outstanding borrowings under the 2000 Unsecured Facility. The senior unsecured notes were issued at a discount of approximately $1.7 million.

The terms of the Operating Partnership's Senior Unsecured Notes, as defined in
Note 8 to the Financial Statements (which totaled approximately $1.1 billion as of December 31, 2001), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

On May 18, 2001, the Company obtained $70.0 million in additional mortgage financing secured by Harborside Financial Center Plazas 2 and 3 from the existing lenders. The 7.42 percent interest only financing matures concurrent with the existing financing on January 1, 2006. The total financing secured by Harborside Financial Center Plazas 2 and 3 of $162.0 million at December 31, 2001, has a weighted average interest rate of 7.36 percent. Proceeds from the financing were used to pay down the outstanding borrowings on the 2000 Unsecured Facility.

As of December 31, 2001, the Company had 235 unencumbered properties, totaling
20.8 million square feet, representing 77.2 percent of the Company's total portfolio on a square footage basis.

The debt of the Company's joint ventures aggregating $455.7 million are non-recourse to the Company except for (i) customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside Financial Center South Pier joint venture with Hyatt Corporation ("Hyatt"). Additionally, the Company has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt. In addition, the Company and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Company and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

The following table outlines the timing of payment requirements related to the Company's debt and ground lease agreements (IN THOUSANDS):

                                                                                 PAYMENTS DUE BY PERIOD
                                         -------------------------------------------------------------------------------------------
                                                               LESS THAN 1         1 - 3        4 -  5        6 - 10        AFTER 10
                                                TOTAL                 YEAR         YEARS         YEARS         YEARS           YEARS
------------------------------------------------------------------------------------------------------------------------------------
Senior unsecured notes                     $1,100,196               $   --      $485,267      $     --      $614,929         $    --
Revolving credit facility                      59,500                   --        59,500            --            --              --
Mortgages and loans payable                   543,807                3,435        23,552       475,228        41,592              --
Payments in
  lieu of taxes (PILOT)                        27,969                4,723        10,581         1,911         4,204           6,551
Ground lease payments                          24,127                  487         1,109         1,068         2,070          19,393

As of December 31, 2001, the Company's total debt had a weighted average term to maturity of approximately 4.8 years. The Company does not intend to reserve funds to retire the Company's Senior Unsecured Notes or its mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2002. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

The Company has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Company. The Company and Operating Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.1 billion of senior unsecured notes.

On September 13, 2000, the Board of Directors authorized an increase to the Company's repurchase program under which the Company is permitted to purchase up to an additional $150.0 million of the Company's outstanding common stock ("Repurchase Program"). From that date through February 14, 2002, the Company purchased for constructive retirement under the Repurchase Program 3.3 million shares of its outstanding common stock for an aggregate cost of approximately $91.1 million of which 1.3 million shares were repurchased in 2001 for a total cost of approximately $35.4 million. As a result, the Company has a remaining authorization to repurchase up to an additional $58.9 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

The Company may not dispose of or distribute certain of its properties, currently comprising 141 properties with an aggregate net book value of approximately $1.9 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company's Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert
F. Weinberg, director; Martin W. Berger, a former director; Timothy M. Jones, president; and Michael A. Grossman, executive vice president) or the Cali Group (which includes John J. Cali, director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Company is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $141.2 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on the Company's debt.

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

FFO for the years ended December 31, 2001, 2000 and 1999, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (IN THOUSANDS):

                                                                          Year Ended December 31,
                                                                         2001         2000         1999
--------------------------------------------------------------------------------------------------------
Income before realized gains (losses) and unrealized losses on disposition of rental property,
      minority interests and extraordinary item                     $ 177,698    $ 146,110    $ 150,726
Add: Real estate-related depreciation and amortization (1)             94,198       94,250       89,731
Gain on sale of land                                                       --        2,248           --
Non-recurring charges                                                      --       37,139       16,458
Deduct: Rental income adjustment for straight-lining of rents (2)     (11,399)     (12,604)     (12,596)
        Minority interests: partially-owned properties                     --       (5,072)         (79)
--------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents and non-recurring charges                            $ 260,497    $ 262,071    $ 244,240
Deduct: Distributions to preferred unitholders                        (15,644)     (15,441)     (15,476)
--------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
      of rents and non-recurring charges, after distributions
      to preferred unitholders                                      $ 244,853    $ 246,630    $ 228,764
========================================================================================================
Cash flows provided by operating activities                         $ 265,883    $ 180,529    $ 243,638
Cash flows (used in) provided by investing activities               $(145,586)   $   6,189    $(195,178)
Cash flows used in financing activities                             $(120,641)   $(182,210)   $ (45,598)
--------------------------------------------------------------------------------------------------------
Basic weighted averages shares/units outstanding (3)                   64,495       66,392       66,885
--------------------------------------------------------------------------------------------------------
Diluted weighted average shares/units outstanding (3)                  71,134       73,070       73,769
--------------------------------------------------------------------------------------------------------

(1) Includes the Company's share from unconsolidated joint ventures of $3,567, $2,928 and $3,166 for the years ended December 31, 2001, 2000 and 1999.
(2) Includes the Company's share from unconsolidated joint ventures of $83, $24 and $158 for the years ended December 31, 2001, 2000 and 1999.
(3) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares outstanding to the basic and diluted weighted average shares/units outstanding presented above (IN THOUSANDS):

                                                       Year Ended December 31,
                                                         2001     2000     1999
--------------------------------------------------------------------------------
Basic weighted average shares outstanding:             56,538   58,338   58,385
Add: Weighted average common units                      7,957    8,054    8,500
--------------------------------------------------------------------------------
Basic weighted average shares/units:                   64,495   66,392   66,885
Add: Weighted average preferred units
     (after conversion to common units)                 6,359    6,485    6,636
     Stock options                                        270      188      241
     Restricted Stock Awards                               10        5        7
--------------------------------------------------------------------------------

Diluted weighted average shares/units outstanding:     71,134   73,070   73,769
===============================================================================

INFLATION

The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. In pursuing its business plan, the primary market risk to which the Company is exposed is interest rate risk. Changes in the general level of interest rates prevailing in the financial markets may affect the spread between the Company's yield on invested assets and cost of funds and, in turn, its ability to make distributions or payments to its investors.

Approximately $1.6 billion of the Company's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2001 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

DECEMBER 31, 2001

Debt,
including current portion    2002        2003        2004        2005        2006  Thereafter         Total    Fair Value
-------------------------    ----        ----        ----        ----        ----  ----------         -----    ----------
Fixed Rate                 $3,259    $195,501    $312,110    $254,598    $219,814    $623,190    $1,608,472    $1,645,314
Average Interest Rate        7.72%       7.30%       7.34%       7.13%       7.06%       7.70%         7.38%

Variable Rate                        $ 59,500                                        $ 32,178    $   91,678    $   91,678

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 14, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 14, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 14, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 14, 2002.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Accountants

      Consolidated Balance Sheets as of December 31, 2001 and 2000

      Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements

(a) 2. FINANCIAL STATEMENT SCHEDULES

      Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2001

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

      4.2 Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement, dated as of June 27, 2000, by and among Mack-Cali Realty Corporation and EquiServe Trust Company, N.A. (filed as
                  Exhibit 4.1 to the Company's Form 8-K dated June 27, 2000 and incorporated herein by reference).

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

      Exhibit
      Number      Exhibit Title
      ------      -------------

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

      *21         Subsidiaries of the Company.

      *23 Consent of PricewaterhouseCoopers LLP, independent accountants.

(b)   Reports on Form 8-K

      During the fourth quarter of 2001, the Company filed a report on Form 8-K dated November 8, 2001, furnishing under Item 9 certain supplemental data regarding its operations.

----------
*FILED HEREWITH

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Mack-Cali Realty Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 62 present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 62 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
----------------------------------------
PricewaterhouseCoopers LLP
New York, New York
February 19, 2002

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
================================================================================

                                                                       December 31,
ASSETS                                                                 2001           2000
-------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                 $   479,358    $   542,841
   Buildings and improvements                                     2,751,453      2,934,383
   Tenant improvements                                              140,071        106,208
   Furniture, fixtures and equipment                                  7,189          6,445
-------------------------------------------------------------------------------------------
                                                                  3,378,071      3,589,877
   Less - accumulated depreciation and amortization                (350,705)      (302,932)
-------------------------------------------------------------------------------------------
                                                                  3,027,366      3,286,945
   Rental property held for sale, net                               384,626        107,458
-------------------------------------------------------------------------------------------
      Net investment in rental property                           3,411,992      3,394,403
Cash and cash equivalents                                            12,835         13,179
Investments in unconsolidated joint ventures                        146,540        101,438
Unbilled rents receivable, net                                       60,829         50,499
Deferred charges and other assets, net                              101,499        102,655
Restricted cash                                                       7,914          6,557
Accounts receivable, net of allowance for doubtful accounts
   of $752 and $552                                                   5,161          8,246
-------------------------------------------------------------------------------------------

Total assets                                                    $ 3,746,770    $ 3,676,977
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Senior unsecured notes                                          $ 1,096,843    $   798,099
Revolving credit facilities                                          59,500        348,840
Mortgages and loans payable                                         543,807        481,573
Dividends and distributions payable                                  44,069         43,496
Accounts payable and accrued expenses                                64,620         53,608
Rents received in advance and security deposits                      33,512         31,146
Accrued interest payable                                             25,587         17,477
-------------------------------------------------------------------------------------------
   Total liabilities                                              1,867,938      1,774,239
-------------------------------------------------------------------------------------------

MINORITY INTERESTS:

Operating Partnership                                               446,244        447,523
Partially-owned properties                                               --          1,925
-------------------------------------------------------------------------------------------
   Total minority interests                                         446,244        449,448
-------------------------------------------------------------------------------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                --             --
Common stock, $0.01 par value, 190,000,000 shares authorized,
   56,712,270 and 56,980,893 shares outstanding                         567            570
Additional paid-in capital                                        1,501,623      1,513,037
Dividends in excess of net earnings                                 (64,906)       (57,149)
Unamortized stock compensation                                       (4,696)        (3,168)
-------------------------------------------------------------------------------------------
   Total stockholders' equity                                     1,432,588      1,453,290
-------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                      $ 3,746,770    $ 3,676,977
===========================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
================================================================================

                                                                      Year Ended December 31,
REVENUES                                                            2001        2000       1999
------------------------------------------------------------------------------------------------
Base rents                                                     $ 506,557    $491,193   $469,853
Escalations and recoveries from tenants                           56,083      58,488     62,182
Parking and other                                                 10,518      15,325     15,915
Equity in earnings of unconsolidated joint ventures                9,004       8,055      2,593
Interest income                                                    2,186       3,092        941
------------------------------------------------------------------------------------------------
      Total revenues                                             584,348     576,153    551,484
------------------------------------------------------------------------------------------------

EXPENSES
------------------------------------------------------------------------------------------------
Real estate taxes                                                 62,015      59,400     57,382
Utilities                                                         43,892      42,035     41,580
Operating services                                                68,779      70,711     69,689
General and administrative                                        28,490      23,276     25,480
Depreciation and amortization                                     91,471      92,088     87,209
Interest expense                                                 112,003     105,394    102,960
Non-recurring charges                                                 --      37,139     16,458
------------------------------------------------------------------------------------------------
      Total expenses                                             406,650     430,043    400,758
------------------------------------------------------------------------------------------------
Income before realized gains (losses) and unrealized losses
   on disposition of rental property and minority interests      177,698     146,110    150,726
Realized gains (losses) and unrealized losses on disposition
   of rental property, net                                       (11,864)     85,353      1,957
------------------------------------------------------------------------------------------------
Income before minority interests                                 165,834     231,463    152,683
MINORITY INTERESTS:
Operating partnership                                             34,175      41,053     32,865
Partially-owned properties                                            --       5,072         79
------------------------------------------------------------------------------------------------

Net income                                                     $ 131,659    $185,338   $119,739
===============================================================================================

BASIC EARNINGS PER SHARE:
Net income                                                     $    2.33    $   3.18   $   2.05

DILUTED EARNINGS PER SHARE:
Net income                                                     $    2.32    $   3.10   $   2.04

Dividends declared per common share                            $    2.46    $   2.38   $   2.26
------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                         56,538      58,338     58,385
------------------------------------------------------------------------------------------------

Diluted weighted average shares outstanding                       64,775      73,070     67,133
------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS)
================================================================================

                                                                          Additional    Dividends in    Unamortized          Total
                                                     Common Stock            Paid-In       Excess of          Stock    Stockholders'
                                                   Shares   Par Value        Capital    Net Earnings   Compensation         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                         57,266       $ 573    $ 1,514,648       $ (91,314)      $     --    $ 1,423,907
   Net income                                          --          --             --         119,739             --        119,739
   Dividends                                           --          --             --        (132,327)            --       (132,327)
   Redemption of common units for
     shares of common stock                         1,935          19         56,046              --                        56,065
   Proceeds from stock options exercised               48          --          1,049              --             --          1,049
   Proceeds from dividend reinvestment
         and stock purchase plan                        1          --             32              --             --             32
   Deferred compensation plan for directors            --          --             90              --             --             90
   Issuance of Restricted Stock Awards                212           2          5,513              --         (5,515)            --
   Amortization of stock compensation                  --          --             --              --            827            827
   Repurchase of common stock                      (1,015)        (10)       (27,490)             --             --        (27,500)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       58,447         584      1,549,888        (103,902)        (4,688)     1,441,882
   Net income                                          --          --             --         185,338             --        185,338
   Dividends                                           --          --             --        (138,585)            --       (138,585)
   Redemption of common units for
     shares of common stock                           448           5         14,234              --             --         14,239
   Proceeds from stock options exercised              117           1          2,499              --             --          2,500
   Deferred compensation plan for directors            --          --            111              --             --            111
   Amortization of stock compensation                  --          --             --              --          1,672          1,672
   Adjustment to fair value of restricted stock        --          --            380              --           (283)            97
   Cancellation of Restricted Stock Awards             (5)         --           (131)             --            131             --
   Repurchase of common stock                      (2,026)        (20)       (55,494)             --             --        (55,514)
   Stock options charge                                --          --          1,550              --             --          1,550
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                       56,981         570      1,513,037         (57,149)        (3,168)     1,453,290
   Net income                                          --          --             --         131,659             --        131,659
   Dividends                                           --          --             --        (139,416)            --       (139,416)
   Redemption of common units for
     shares of common stock                             9          --            239              --             --            239
   Proceeds from stock options exercised              904           9         20,666              --             --         20,675
   Deferred compensation plan for directors            --          --            156              --             --            156
   Issuance of Restricted Stock Awards                 95           1          2,567              --         (2,527)            41
   Amortization of stock compensation                  --          --             --              --          1,356          1,356
   Adjustment to fair value of restricted stock        --          --            557              --           (557)            --
   Cancellation of Restricted Stock Awards             (7)         --           (200)             --            200             --
   Repurchase of common stock                      (1,270)        (13)       (35,399)             --             --        (35,412)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                       56,712       $ 567    $ 1,501,623       $ (64,906)      $ (4,696)   $ 1,432,588
====================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
================================================================================

                                                                                        Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                   2001         2000         1999
----------------------------------------------------------------------------------------------------------------------
Net income                                                                        $ 131,659    $ 185,338    $ 119,739
Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                               91,471       92,088       87,209
         Amortization of stock compensation                                           1,356        1,769          827
         Amortization of deferred financing costs and debt discount                   5,113        4,257        3,570
         Stock options charge                                                            --        1,550           --
         Equity in earnings of unconsolidated joint ventures                         (9,004)      (8,055)      (2,593)
         Realized gains (losses) and unrealized losses on disposition
           of rental property, net                                                   11,864      (85,353)      (1,957)
         Minority interests                                                          34,175       46,125       32,944
Changes in operating assets and liabilities:
         Increase in unbilled rents receivable, net                                 (11,318)     (12,591)     (12,412)
         Increase in deferred charges and other assets, net                         (14,006)     (31,332)     (28,893)
         Decrease (increase) in accounts receivable, net                              3,085       (1,436)      (2,882)
         Increase (decrease) in accounts payable and accrued expenses                11,012       (9,786)      27,536
         Increase (decrease) in rents received in advance and security deposits       2,366       (2,896)       6,170
         Increase in accrued interest payable                                         8,110          851       14,380
----------------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities                             $ 265,883    $ 180,529    $ 243,638
======================================================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------
Additions to rental property                                                      $(279,686)   $(268,243)   $(191,507)
Issuance of mortgage note receivable                                                     --      (14,733)          --
Repayment of mortgage note receivable                                                 5,983           --           --
Investments in unconsolidated joint ventures                                        (71,272)     (17,587)     (40,567)
Distributions from unconsolidated joint ventures                                     38,689       13,338       20,551
Proceeds from sales of rental property                                              162,057      292,890       17,400
(Increase) decrease in restricted cash                                               (1,357)         524       (1,055)
----------------------------------------------------------------------------------------------------------------------

      Net cash (used in) provided by investing activities                         $(145,586)   $   6,189    $(195,178)
======================================================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                                              $ 298,269    $  15,000    $ 782,535
Proceeds from revolving credit facilities                                           412,240      708,004      372,248
Proceeds from mortgages and loans payable                                            70,000           --       45,500
Repayments of revolving credit facilities                                          (701,581)    (536,164)    (866,848)
Repayments of mortgages and loans payable                                            (7,290)     (48,817)    (264,431)
Proceeds from minority interest of consolidated partially-owned properties               --           --       83,600
Distributions to minority interest in partially-owned properties                         --      (88,672)          --
Repurchase of common stock                                                          (35,412)     (55,514)     (27,500)
Payment of financing costs                                                           (3,484)      (6,394)      (7,048)
Proceeds from stock options exercised                                                20,675        2,500        1,049
Proceeds from dividend reinvestment and stock purchase plan                              --           --           32
Payment of dividends and distributions                                             (174,058)    (172,153)    (164,735)
----------------------------------------------------------------------------------------------------------------------

      Net cash used in financing activities                                       $(120,641)   $(182,210)   $ (45,598)
======================================================================================================================

Net (decrease) increase in cash and cash equivalents                              $    (344)   $   4,508    $   2,862
Cash and cash equivalents, beginning of period                                    $  13,179    $   8,671    $   5,809
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $  12,835    $  13,179    $   8,671
======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE/UNIT AMOUNTS)
================================================================================

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company") is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of December 31, 2001, the Company owned or had interests in 267 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.4 million square feet, and are comprised of 160 office buildings and 95 office/flex buildings, totaling approximately 28.0 million square feet (which includes seven office buildings and one office/flex building aggregating 1.4 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, one multi-family residential complex consisting of 124 units, two stand-alone retail properties and three land leases. The Properties are located in 10 states, primarily in the Northeast, plus the District of Columbia.

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

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $210,463 and $188,077 as of December 31, 2001 and 2000, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

                  On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe that the value of any of the Company's rental properties is impaired.

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

DEFERRED
FINANCING COSTS   Costs incurred in obtaining financing are capitalized and
                  amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $4,638, $3,943 $3,320 for the years ended December 31, 2001, 2000 and 1999, respectively.

DEFERRED
LEASING COSTS     Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $4,013, $3,704 and $3,704 for the years ended
                  December 31, 2001, 2000 and 1999, respectively.

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

INCOME AND
OTHER TAXES       The Company has elected to be taxed as a REIT under Sections
                  856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that the Company, for its taxable years beginning prior to January 1, 2001, satisfies certain organizational and operational requirements including the requirement to distribute at least 95 percent of its REIT taxable income to its shareholders. For its taxable years beginning after December 31, 2000, as a result of amendments to the Code, the Company is required to distribute at least 90 percent of its REIT taxable income to its shareholders. Effective January 1, 2001, the Company may elect to treat one or more of its existing or newly created corporate subsidiaries as a taxable
                  REIT subsidiary ("TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its existing and newly created corporate subsidiaries as a TRS. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax
                  (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

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

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The dividends and distributions payable at December 31, 2001 represents dividends payable to shareholders of record as of January 4, 2002 (56,765,840 shares), distributions payable to minority interest common unitholders (7,954,775 common units) on that same date and preferred distributions payable to preferred unitholders (220,340 preferred units) for the fourth quarter 2001. The fourth quarter 2001 dividends and common unit distributions of $0.62 per share and per common unit, as well as the fourth quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors on December 18, 2001 and paid on January 22, 2002.

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

3. ACQUISITIONS, PROPERTY SALES AND OTHER TRANSACTIONS

2001 TRANSACTIONS
OPERATING PROPERTY ACQUISITIONS

The Company acquired the following operating properties during the year ended December 31, 2001:

---------------------------------------------------------------------------------------------------------------------------
Acquisition                                                                             # of      Rentable   Investment by
Date                 Property/Portfolio Name      Location                            Bldgs.   Square Feet     Company (a)
---------------------------------------------------------------------------------------------------------------------------
OFFICE:
4/6/01               4 & 6 Campus Drive           Parsippany, Morris County, NJ            2       295,766         $48,404
11/6/01              9 Campus Drive (b)           Parsippany, Morris County, NJ            1       156,495          15,073
---------------------------------------------------------------------------------------------------------------------------

Total Office Property Acquisitions:                                                        3       452,261         $63,477
---------------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX:
2/14/01               31 & 41 Twosome Drive       Moorestown, Burlington County, NJ        2       127,250          $7,155
4/27/01               1245 & 1247 N. Church St,
                        2 Twosome Drive           Moorestown, Burlington County, NJ        3       154,200          11,083
8/3/01                5 & 6 Skyline Drive (c)     Hawthorne, Westchester County, NY        2       168,177          14,846
---------------------------------------------------------------------------------------------------------------------------

Total Office/Flex Property Acquisitions:                                                   7       449,627         $33,084
---------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                                    10       901,888         $96,561
===========================================================================================================================

(a) Transactions were funded primarily through borrowings on the Company's revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Company's cash reserves.
(b) The Company acquired the remaining 50 percent interest in this property from an unconsolidated joint venture. Investment by Company represents the net cost of acquiring the remaining interest.
(c)   The property was acquired from an entity whose principals include Timothy
      M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively. See Note 18.

PROPERTIES PLACED IN SERVICE

The Company placed in service the following properties during the year ended December 31, 2001:

------------------------------------------------------------------------------------------------------------------
Date Placed                                                                    # of      Rentable   Investment by
in Service            Property/Portfolio Name   Location                     Bldgs.   Square Feet     Company (a)
------------------------------------------------------------------------------------------------------------------
OFFICE:
1/15/01               105 Eisenhower Parkway    Roseland, Essex County, NJ        1       220,000         $47,328
3/1/01                8181 East Tufts Avenue    Denver, Denver County, CO         1       185,254          34,993
------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                               2       405,254         $82,321
==================================================================================================================

(a) Development costs were funded primarily through draws on the Company's revolving credit facilities.

LAND ACQUISITIONS

On January 5, 2001, the Company acquired approximately 7.1 acres of developable land located in Littleton, Arapahoe County, Colorado. The land was acquired for approximately $2,711. When the Company had committed itself to acquire the land, the Company had intended to develop the site consistent with its then business strategy. Due to a change in the Company's strategy, this land is currently held for sale (see Note 7).

On September 13, 2001, the Company acquired approximately 5.0 acres of developable land located in Elmsford, Westchester County, New York. The land was acquired for approximately $1,000 from an entity whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Company as the President of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively. The Company has commenced construction of a fully pre-leased 33,000 square-foot office/flex building on the acquired land.

PROPERTY SALES

The Company sold the following properties during the year ended December 31, 2001:

-----------------------------------------------------------------------------------------------------------------------------------
Sale                                                                         # of      Rentable  Net Sales   Net Book      Realized
Date           Property Name              Location                         Bldgs.   Square Feet   Proceeds      Value   Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
OFFICE:
6/1/01         1777 N.E. Loop 410         San Antonio, Bexar County, TX         1       256,137    $21,313    $16,703        $4,610
6/15/01        14511 Falling Creek        Houston, Harris County, TX            1        70,999      2,982      2,458           524
7/17/01        8214 Westchester           Dallas, Dallas County, TX             1        95,509      8,966      8,465           501
8/1/01         2600 Westown Parkway       West Des Moines, Polk County, IA      1        72,265      5,165      5,570          (405)
9/26/01        1709 New York Ave, NW      Washington, DC                        1       166,000     65,151     50,640        14,511
11/14/01       200 Concord Plaza Drive    San Antonio, Bexar County, TX         1       248,700     30,927     32,609        (1,682)
12/21/01       5225 Katy Freeway          Houston, Harris County, TX            1       112,213      6,887      7,393          (506)

RESIDENTIAL:
6/21/01        Tenby Chase Apartments     Delran, Burlington County, NJ         1     327 units     19,336      2,399        16,937

OTHER:
4/3/01         North Pier-Harborside (a)  Jersey City, Hudson County, NJ       --           n/a      3,357      2,918           439
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTY SALES:                                                           8     1,021,823   $164,084   $129,155       $34,929
===================================================================================================================================

(a) Net sales proceeds consisted of $1,330 in cash and $2,027 of a note receivable due in 2002.

In January 2002, the Company sold 25 Martine Avenue, a 124-unit multi-family residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17.8 million, which resulted in a gain of approximately $7.3 million.

2000 TRANSACTIONS

OPERATING PROPERTY ACQUISITIONS

The Company acquired the following operating properties during the year ended December 31, 2000:

-------------------------------------------------------------------------------------------------------------------
Acquisition                                                                     # of      Rentable   Investment by
Date          Property/Portfolio Name     Location                            Bldgs.   Square Feet     Company (a)
-------------------------------------------------------------------------------------------------------------------
OFFICE:
5/23/00       555 & 565 Taxter Road       Elmsford, Westchester County, NY         2       341,108         $42,980
6/14/00       Four Gatehall Drive         Parsippany, Morris County, NJ            1       248,480          42,381
-------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE PROPERTY ACQUISITIONS:                                                3       589,588         $85,361
-------------------------------------------------------------------------------------------------------------------

OFFICE/FLEX:
3/24/00       Two Executive Drive (b)     Moorestown, Burlington County, NJ        1        60,800         $ 4,007
7/14/00       915 North Lenola Road (b)   Moorestown, Burlington County, NJ        1        52,488           2,542
-------------------------------------------------------------------------------------------------------------------
TOTAL OFFICE/FLEX PROPERTY ACQUISITIONS:                                           2       113,288         $ 6,549
-------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING PROPERTY ACQUISITIONS:                                             5       702,876         $91,910
===================================================================================================================

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

PROPERTIES PLACED IN SERVICE

The Company placed in service the following properties through the completion of development during the year ended December 31, 2000:

--------------------------------------------------------------------------------------------------------------------------
Date Placed                                                                            # of      Rentable   Investment by
in Service    Property Name                 Location                                 Bldgs.   Square Feet     Company (a)
--------------------------------------------------------------------------------------------------------------------------
OFFICE:
9/01/00       Harborside Plaza 4-A (b)      Jersey City, Hudson County, NJ                1       207,670         $61,459
9/15/00       Liberty Corner Corp. Center   Bernards Township, Somerset County, NJ        1       132,010          17,430
--------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTIES PLACED IN SERVICE:                                                       2       339,680         $78,889
==========================================================================================================================

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

PROPERTY SALES

The Company sold the following properties during the year ended December 31, 2000:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Realized
Sale                                                                           # of      Rentable   Net Sales   Net Book      Gain/
Date       Property Name                 Location                            Bldgs.   Square Feet    Proceeds      Value     (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
LAND:
02/25/00   Horizon Center Land           Hamilton Township, Mercer County, NJ    --    39.1 acres    $  4,180   $  1,932    $ 2,248

OFFICE:
04/17/00   95 Christopher Columbus Dr.   Jersey City, Hudson County, NJ           1       621,900     148,222     80,583     67,639
04/20/00   6900 IH-40 West               Amarillo, Potter County, TX              1        71,771       1,467      1,727       (260)
06/09/00   412 Mt. Kemble Avenue         Morris Twp., Morris County, NJ           1       475,100      81,981     75,439      6,542
09/21/00   Cielo Center                  Austin, Travis County, TX                1       270,703      45,785     35,749     10,036
11/15/00   210 South 16th Street (a)     Omaha, Douglas County, NE                1       319,535      11,976     12,828       (852)
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTY SALES:                                                             5     1,759,009    $293,611   $208,258    $85,353
===================================================================================================================================

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

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company's joint ventures aggregating $455,671 are non recourse to the Company, except for customary exceptions pertaining to such matters as misuse of funds, environmental conditions and material misrepresentations and except as otherwise indicated below.

PRU-BETA 3 (NINE CAMPUS DRIVE)

On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owns and operates Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. The Company performed management and leasing services for the property owned by the joint venture and recognized $146, $140 and $149 in fees for such services in the years ended December 31, 2001, 2000 and 1999, respectively. On November 5, 2001, the Company acquired the remaining interest in the property for approximately $15,073.

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

      PACIFIC PLAZA I & II

      Pacific Plaza I & II is a two-phase development joint venture project, located in the city of Daly City, San Mateo County, California between HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which was placed in service in August 2001, consists of a nine-story office building, aggregating 369,682 square feet. Phase II, which is currently under construction, will comprise a three-story retail and theater complex.

      STADIUM GATEWAY

      Stadium Gateway is a development joint venture project located in Anaheim, Orange County, California between HPMC Development Partners II, L.P. and a third-party entity. The venture has commenced construction of a six-story 261,554 square-foot office building, which is expected to be placed in service in early 2002.

G&G MARTCO (CONVENTION PLAZA)

On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of its initial investment was financed through the issuance of common units, as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional
0.1 percent interest in G&G Martco through the issuance of common units. The Company performs management and leasing services for the property owned by the joint venture and recognized $235, $231 and $225 in fees for such services in the years ended December 31, 2001, 2000 and 1999, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.

On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside Financial Center office complex. The Company holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Company's Harborside property and Manhattan. In the fourth quarter 2000, the Company started construction of a 575,000 square-foot office building on certain of the land owned by the venture. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term. The lease agreement obligates the Company, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Company to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Company be unable to or choose not to provide such expansion space, the Company could be liable to Schwab for its actual damages, in no event to exceed $15,000. The project under construction, which is anticipated to be completed in late 2002, is currently projected to cost the Company approximately $145,000, of which $74,034 has been incurred by the Company through December 31, 2001.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)

On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $108, $198 and $628 in fees for such services in the years ended December 31, 2001, 2000 and 1999, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)

On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The Company performs management and leasing services for the properties owned by the joint venture and recognized $170, $172 and $117 in fees for such services in the years ended December 31, 2001, 2000 and 1999, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Company, based on the underlying fair value of Prudential's interest in venture at the time of conversion.

ARCAP INVESTORS, L.L.C.

On March 18, 1999, the Company invested in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). The Company has invested $20,000 in the venture. William L. Mack, Chairman of the Board of Directors of the Company, is a principal of the managing member of the venture. At December 31, 2001, the venture held approximately $595,937 of assets, comprised principally of subordinated CMBS recorded at market value.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC

The Company has an agreement with SJP Properties, which provides for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned by the Company and SJP Properties, in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties shall share equally in the costs associated with seeking such requisite approvals. Upon mutual consent, the Company and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the agreement with SJP Properties, on August 24, 2000, the Company entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired developable land able to accommodate approximately 650,000 square feet of office space located in Parsippany, Morris County, New Jersey. The land was acquired for approximately $16,193. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provides, if the venture elects to develop, that the insurance company will be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. In addition, the venture obtained a loan on the acquired land from a bank, which is guaranteed by the insurance company.

SOUTH PIER AT HARBORSIDE - HOTEL DEVELOPMENT

On November 17, 1999, the Company entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the Company's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project, which is expected to be completed by late 2002. The total cost of the construction project is estimated to be approximately $103,000. The venture has obtained a construction loan of $63,700, of which each partner has severally guaranteed repayment of approximately $11,148. Additionally, the Company has posted an $8,000 letter of credit in support of another loan to the joint venture, $4,000 of which is indemnified by Hyatt. In addition, the Company and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Company and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2001 and 2000:

                                                                       December 31, 2001
                             ------------------------------------------------------------------------------------------------------
                                                               American                               MC-SJP
                                                        G&G   Financial  Ramland  Ashford             Morris   Harborside  Combined
                             Pru-Beta 3      HPMC    Martco    Exchange   Realty     Loop     ARCap   Realty   South Pier     Total
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net         $    --  $ 19,556  $  9,598  $   81,070  $18,119  $37,358  $     --  $16,607  $    63,236  $245,544
   Other assets                     732    20,267     2,178         120    4,822      829   595,937      107          100   625,092
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                 $   732  $ 39,823  $ 11,776  $   81,190  $22,941  $38,187  $595,937  $16,714  $    63,336  $870,636
===================================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable  $    --  $ 13,976  $ 50,000  $       --  $15,974  $    --  $324,819  $16,795  $    34,107  $455,671
   Other liabilities                 --       897     1,175       9,667       83      830     3,736      103        2,927    19,418
   Partners'/members' capital       732    24,950   (39,399)     71,523    6,884   37,357   267,382     (184)      26,302   395,547
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital   $   732  $ 39,823  $ 11,776  $   81,190  $22,941  $38,187  $595,937  $16,714  $    63,336  $870,636
===================================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures               $   350  $ 24,545  $  2,795  $   74,651  $ 3,014  $ 7,809  $ 17,897  $   183  $    15,296  $146,540
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       December 31, 2000
                             ------------------------------------------------------------------------------------------------------
                                                               American                               MC-SJP
                                                        G&G   Financial  Ramland  Ashford             Morris   Harborside  Combined
                             Pru-Beta 3      HPMC    Martco    Exchange   Realty     Loop     ARCap   Realty   South Pier     Total
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net         $20,810  $ 78,119  $ 10,589  $   12,546  $18,947  $37,665  $     --  $    --  $        --  $178,676
   Other assets                   2,737    27,082     2,508      11,851    4,755      849   310,342       --           --   360,124
-----------------------------------------------------------------------------------------------------------------------------------

   Total assets                 $23,547  $105,201  $ 13,097  $   24,397  $23,702  $38,514  $310,342  $    --  $        --  $538,800
===================================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable  $    --  $ 63,486  $ 50,000  $       --  $16,666  $    --  $129,562  $    --  $        --  $259,714
   Other liabilities                160     5,035     1,368       9,400      522    1,005     3,750       --           --    21,240
   Partners'/members' capital    23,387    36,680   (38,271)     14,997    6,514   37,509   177,030       --           --   257,846
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital   $23,547  $105,201  $ 13,097  $   24,397  $23,702  $38,514  $310,342  $    --  $        --  $538,800
===================================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures               $16,110  $ 35,079  $  3,973  $   15,809  $ 2,782  $ 7,874  $ 19,811  $    --  $        --  $101,438
-----------------------------------------------------------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2001, 2000 and 1999:

                                                                   Year Ended December 31, 2001
                             ------------------------------------------------------------------------------------------------------
                                                               American                               MC-SJP
                                                        G&G   Financial  Ramland  Ashford             Morris   Harborside  Combined
                             Pru-Beta 3      HPMC    Martco    Exchange   Realty     Loop     ARCap   Realty   South Pier     Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                  $11,337  $ 22,826  $ 12,515  $      543  $ 3,718  $ 5,685  $ 64,791  $    --  $        --  $121,415
Operating and other expenses     (1,322)   (2,839)   (3,558)        (63)  (1,191)  (2,594)  (32,200)      --           --   (43,767)
Depreciation and amortization      (992)   (3,530)   (1,557)        (39)  (1,031)    (957)       --       --           --    (8,106)
Interest expense                     --    (2,995)   (3,095)         --   (1,126)      --   (19,231)      --           --   (26,447)
-----------------------------------------------------------------------------------------------------------------------------------

Net income                      $ 9,023  $ 13,462  $  4,305  $      441  $   370  $ 2,134  $ 13,360  $    --  $        --  $ 43,095
===================================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures               $   785  $  6,064  $  1,582  $     (322) $   232  $   388  $    275  $    --  $        --  $  9,004
-----------------------------------------------------------------------------------------------------------------------------------

                                                                   Year Ended December 31, 2000
                             ------------------------------------------------------------------------------------------------------
                                                               American                               MC-SJP
                                                        G&G   Financial  Ramland  Ashford             Morris   Harborside  Combined
                             Pru-Beta 3      HPMC    Martco    Exchange   Realty     Loop     ARCap   Realty   South Pier     Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                  $ 5,075  $  9,254  $ 10,785  $    1,009  $ 4,011  $ 5,776  $ 19,931  $    --  $        --  $ 55,841
Operating and other expenses     (1,619)   (2,628)   (3,312)       (155)  (1,030)  (2,773)   (3,060)      --           --   (14,577)
Depreciation and amortization    (1,226)   (5,908)   (1,532)       (825)    (975)    (839)       --       --           --   (11,305)
Interest expense                     --    (4,535)   (4,060)         --   (1,547)      --    (5,045)      --           --   (15,187)
-----------------------------------------------------------------------------------------------------------------------------------

Net income                      $ 2,230  $ (3,817) $  1,881  $       29  $   459  $ 2,164  $ 11,826  $    --  $        --  $ 14,772
===================================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures               $   935  $  3,248  $    483  $      735  $   180  $   474  $  2,000  $    --  $        --  $  8,055
-----------------------------------------------------------------------------------------------------------------------------------

                                                                   Year Ended December 31, 1999
                             ------------------------------------------------------------------------------------------------------
                                                               American                               MC-SJP
                                                        G&G   Financial  Ramland  Ashford             Morris   Harborside  Combined
                             Pru-Beta 3      HPMC    Martco    Exchange   Realty     Loop     ARCap   Realty   South Pier     Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                  $ 4,938  $    459  $  9,011  $      917  $ 1,426  $ 4,162  $ 10,093  $    --  $        --  $ 31,006
Operating and other expenses     (1,505)     (104)   (3,238)       (287)    (352)  (2,327)   (3,774)                   --   (11,587)
Depreciation and amortization    (1,234)     (100)   (1,422)        (96)    (439)    (551)       --                    --    (3,842)
Interest expense                     --      (119)   (3,116)         --      (45)      --    (2,185)                   --    (5,465)
-----------------------------------------------------------------------------------------------------------------------------------

Net income                      $ 2,199  $    136  $  1,235  $      534  $   590  $ 1,284  $  4,134  $    --  $        --  $ 10,112
===================================================================================================================================
Company's equity in earnings
   of unconsolidated
   joint ventures               $   827  $     --  $   (366) $      541  $   298  $   233  $  1,060  $    --  $        --  $  2,593
-----------------------------------------------------------------------------------------------------------------------------------

5. DEFERRED CHARGES AND OTHER ASSETS

                                                             December 31,
                                                            2001           2000
--------------------------------------------------------------------------------
Deferred leasing costs                                 $  93,677      $  80,667
Deferred financing costs                                  26,569         23,085
--------------------------------------------------------------------------------
                                                         120,246        103,752
Accumulated amortization                                 (36,746)       (26,303)
--------------------------------------------------------------------------------
Deferred charges, net                                     83,500         77,449
Prepaid expenses and other assets                         17,999         25,206
--------------------------------------------------------------------------------

Total deferred charges and other assets, net           $ 101,499      $ 102,655
================================================================================

6. RESTRICTED CASH

Restricted cash includes security deposits for the Company's residential property and certain commercial properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

                                                                December 31,
                                                             2001           2000
---------------------------------------------------------------------------------
Security deposits                                          $7,839         $6,477
Escrow and other reserve funds                                 75             80
---------------------------------------------------------------------------------

Total restricted cash                                      $7,914         $6,557
=================================================================================

7. RENTAL PROPERTY HELD FOR SALE

As of December 31, 2001, the Company has identified 37 office properties, aggregating approximately 4.3 million square feet, a multi-family residential property and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona, Florida and New York. Such properties carried an aggregate book value of $384,626, net of accumulated depreciation of $28,379 and a valuation allowance of $40,464 at December 31, 2001.

In January 2002, the Company sold 25 Martine Avenue, a 124-unit multi-family, residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17,800, which resulted in a gain of approximately $7,300.

As of December 31, 2000, the Company had identified 10 office properties, aggregating approximately 1.6 million square feet, and a land parcel as held for sale, all of which are located in San Antonio and Houston, Texas. Such properties carried an aggregate book value of $107,458, net of accumulated depreciation, of $7,019.

In 2001, the Company sold four of these properties for total net sales proceeds of approximately $62,109.

The following is a summary of the condensed results of operations of the rental properties held for sale at December 31, 2001 for the years ended December 31, 2001, 2000 and 1999:

                                                   Year Ended December 31,
                                               2001          2000          1999
--------------------------------------------------------------------------------
Total revenues                             $ 73,839      $ 72,500      $ 68,857
Operating and other expenses                (30,364)      (28,419)      (27,804)
Depreciation and amortization                (2,634)      (10,020)       (9,377)
--------------------------------------------------------------------------------

Net income                                 $ 40,841      $ 34,061      $ 31,676
================================================================================

There can be no assurance if and when sales of the Company's rental properties held for sale will occur.

During the year ended December 31, 2001, the Company determined that the carrying amounts of certain properties identified as held for sale were not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $46,793.

The following table summarizes realized gains (losses) and unrealized losses on disposition of rental property, net:

                                                                        Year Ended December 31,
                                                                       2001       2000      1999
-------------------------------------------------------------------------------------------------
Realized gains (losses) on sale of rental property and land, net   $ 34,929    $85,353   $ 1,957
Valuation allowance on rental property held for sale                (46,793)        --        --
-------------------------------------------------------------------------------------------------

Realized gains (losses) and unrealized losses, net                 $(11,864)   $85,353   $ 1,957
=================================================================================================

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

The Operating Partnership's senior unsecured notes (collectively, "Senior Unsecured Notes") are redeemable at any time at the option of the Company, subject to certain conditions including yield maintenance.

The terms of the Senior Unsecured Notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

A summary of the terms of the Senior Unsecured Notes outstanding as of December 31, 2001 and 2000 is as follows:

                                                            December 31,     Effective
                                                             2001       2000  Rate (1)
---------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003   $  185,283   $185,283      7.23%
7.000% Senior Unsecured Notes, due March 15, 2004         299,824    299,744      7.27%
7.250% Senior Unsecured Notes, due March 15, 2009         298,307    298,072      7.49%
7.835% Senior Unsecured Notes, due December 15, 2010       15,000     15,000      7.95%
7.750% Senior Unsecured Notes, due February 15, 2011      298,429         --      7.93%
---------------------------------------------------------------------------------------

Total Senior Unsecured Notes                           $1,096,843   $798,099      7.51%
=======================================================================================

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

9. REVOLVING CREDIT FACILITIES

2000 UNSECURED FACILITY

On June 22, 2000, the Company obtained an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (1.87 percent at December 31, 2001) plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Company has the ability through June 22, 2002 to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

In the event of a change in the Company's unsecured debt rating, the interest rate and facility fee will be adjusted in accordance with the following table:

OPERATING PARTNERSHIP'S                         INTEREST RATE -
UNSECURED DEBT RATINGS:                 APPLICABLE BASIS POINTS    FACILITY FEE
S&P/MOODY'S/FITCH (a)                               ABOVE LIBOR    BASIS POINTS
---------------------------------------------------------------------------------
No rating or less than BBB-/Baa3/BBB-                     120.0            30.0
BBB-/Baa3/BBB-                                             95.0            20.0
BBB/Baa2/BBB                                               80.0            20.0
BBB+/Baa1/BBB+                                             72.5            17.5
A-/A3/A- or higher                                         65.0            15.0

(a) If the Operating Partnership has debt ratings from two rating agencies one of which is S&P or Moody's, the rates per the above table shall be based on the lower of such ratings. If the Operating Partnership has debt ratings from three rating agencies, one of which is Standard & Poor's Rating Services ("S&P") or Moody's Investors Service ("Moody's"), the rates per the above table shall be based on the lower of the two highest ratings. If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

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

The lending group for the 2000 Unsecured Facility consists of: Chase Manhattan Bank, as administrative agent; Fleet National Bank, as syndication agent; Bank of America, N.A., as documentation agent; Bank One, NA, Commerzbank Aktiengesellschaft and First Union National Bank, as senior managing agents; PNC Bank, N.A., as managing agent; Bayerische Hypo-und Vereinsbank AG, Dresdner Bank AG, Societe Generale and Wells Fargo Bank, N.A., as co-agents; and Bayerische Landesbank Girozentrale; Citizens Bank of Massachusetts; European American Bank; Chevy Chase Bank; Citicorp Real Estate, Inc.; DG Bank Deutsche Genossenschaftsbank, AG; Erste Bank; KBC Bank N.V.; SunTrust Bank; Bank Leumi USA and Israel Discount Bank of New York.

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

PRUDENTIAL FACILITY

The Company had a revolving credit facility ("Prudential Facility") with Prudential Securities Corp. ("PSC") in the amount of $100,000, which bore interest at 110 basis points over one-month LIBOR, with a maturity date of June 29, 2001. The Prudential Facility was a recourse liability of the Operating Partnership and was secured by the Company's equity interest in Harborside Plazas 2 and 3. The Prudential Facility was repaid in full and terminated at maturity on June 29, 2001.

SUMMARY

As of December 31, 2001 and 2000, the Company had outstanding borrowings of $59,500 and $348,840, respectively, under its revolving credit facilities (with aggregate borrowing capacity of $800,000 and $900,000, respectively). The total outstanding borrowings were from the 2000 Unsecured Facility.

10. MORTGAGES AND LOANS PAYABLE

The Company has mortgages and loans payable which are comprised of various loans collateralized by certain of the Company's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company's mortgages and loans payable as of December 31, 2001 and 2000 is as follows:

                                                                 EFFECTIVE       PRINCIPAL BALANCE AT
                                                                  INTEREST           DECEMBER 31,
PROPERTY NAME                LENDER                                   RATE          2001          2000   MATURITY
-----------------------------------------------------------------------------------------------------------------
101 & 225 Executive Drive    Sun Life Assurance Co.                  6.27%      $     --      $  2,198   06/01/01
Mack-Cali Morris Plains      Corestates Bank                         7.51%            --         2,169   12/31/01
Mack-Cali Willowbrook        CIGNA                                   8.67%         8,598         9,460   10/01/03
400 Chestnut Ridge           Prudential Insurance Co.                9.44%        12,646        13,588   07/01/04
Mack-Cali Centre VI          Principal Life Insurance Co.            6.87%        35,000        35,000   04/01/05
Various (a)                  Prudential Insurance Co.                7.10%       150,000       150,000   05/15/05
Mack-Cali Bridgewater I      New York Life Ins. Co.                  7.00%        23,000        23,000   09/10/05
Mack-Cali Woodbridge II      New York Life Ins. Co.                  7.50%        17,500        17,500   09/10/05
Mack-Cali Short Hills        Prudential Insurance Co.                7.74%        25,218        25,911   10/01/05
500 West Putnam Avenue       New York Life Ins. Co.                  6.52%         9,273        10,069   10/10/05
Harborside - Plaza 1         U.S. West Pension Trust                 5.61%        57,978        54,370   01/01/06
Harborside - Plazas 2 and 3  Northwestern/Principal                  7.36%       162,022        95,630   01/01/06
Mack-Cali Airport            Allstate Life Insurance Co.             7.05%        10,394        10,500   04/01/07
Kemble Plaza I               Mitsubishi Tr & Bk Co.            LIBOR+0.65%        32,178        32,178   01/31/09
-----------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                        $543,807      $481,573
=================================================================================================================

(a) The Company has the option to convert the mortgage loan, which is secured by 12 properties, to unsecured debt, subject to, amongst other things, the Company having an investment grade ratings from two rating agencies (at least one of which must be from S&P or Moody's) at the time of conversion.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments and related weighted average annual interest rates for the Company's Senior Unsecured Notes (see Note 8), revolving credit facilities (see Note 9) and mortgages and loans payable as of December 31, 2001 are as follows:

                                                                                       WEIGHTED AVG.
                                      SCHEDULED     PRINCIPAL                       INTEREST RATE OF
PERIOD                             AMORTIZATION    MATURITIES         TOTAL    FUTURE REPAYMENTS (a)
----------------------------------------------------------------------------------------------------
2002                                   $  3,996    $       --   $     3,996                    7.72%
2003                                      4,145       251,594       255,739                    6.31%
2004                                      2,922       309,863       312,785                    7.34%
2005                                      2,066       253,178       255,244                    7.13%
2006                                        222       220,000       220,222                    7.06%
Thereafter                                   58       656,542       656,600                    7.41%
----------------------------------------------------------------------------------------------------
Sub-total                                13,409     1,691,177     1,704,586                    7.17%
Adjustment for unamortized debt
  discount/premium, net, as of
  December 31, 2001                      (4,436)           --        (4,436)                     --
----------------------------------------------------------------------------------------------------

Totals/Weighted Average                $  8,973    $1,691,177   $ 1,700,150                    7.17%
====================================================================================================

(a) Actual weighted average LIBOR contract rates relating to the Company's outstanding debt as of December 31, 2001 of 2.64 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2001, 2000 and 1999 was $115,772, $112,157 and $91,883, respectively. Interest capitalized by the Company for the years ended December 31, 2001, 2000 and 1999 was $16,722, $11,524 and $6,840, respectively.

SUMMARY OF INDEBTEDNESS

As of December 31, 2001, the Company's total indebtedness of $1,700,150 (weighted average interest rate of 7.17 percent) was comprised of $91,678 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt of $1,608,472 (weighted average rate of 7.38 percent).

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

OPERATING PARTNERSHIP

PREFERRED UNITS

At January 1, 2000, the Company had 6,180 Series A Preferred Units and 223,124 Series B Preferred Units outstanding.

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

During the year ended December 31, 2000, 6,180 Series A Preferred Units and 2,784 Series B Preferred Units were converted into 258,702 common units.

As of December 31, 2001, there were 220,340 Series B Preferred Units outstanding (convertible into 6,359,019 common units). There were no Series A Preferred Units outstanding as of December 31, 2001.

COMMON UNITS

At January 1, 2000, the Company had 8,153,710 common units outstanding.

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

During the year ended December 31, 2001, 8,950 common units were redeemed for an equivalent number of shares of common stock in the Company.

As of December 31, 2001, there were 7,954,775 common units outstanding.

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

MINORITY INTEREST OWNERSHIP

As of December 31, 2001 and 2000, the minority interest common unitholders owned
12.3 percent (20.2 percent, including the effect of the conversion of Preferred Units into common units) and 12.3 percent (20.1 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

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

12. EMPLOYEE BENEFIT PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Management has approved, for the year ended December 31, 2001, a Company matching contribution to be paid under the 401(k) Plan equal to 50 percent of the first 3.5 percent of annual salary, as defined in the 401(k) Plan, contributed to the plan in 2001. Total expense recognized by the Company for the years ended December 31, 2001, 2000 and 1999 was $400, $0 and $400, respectively.

13. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2001 and 2000. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2001 and 2000.

The estimated fair value (excluding prepayment penalties) of the Senior Unsecured Notes and mortgages and loans payable as of December 31, 2001 approximated the carrying values of $1,126,759 and $518,555, respectively, and as of December 31, 2000 approximated the carrying values of $798,099 and $481,573, respectively, based upon then current interest rates for debt with similar terms and remaining maturities. Revolving credit facility borrowings as of December 31, 2001 and 2000 approximated the carrying values of $59,500 and $348,840, respectively.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2001 and current estimates of fair value may differ significantly from the amounts presented herein.

14. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

HARBORSIDE FINANCIAL CENTER

Pursuant to an agreement with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $2,752, $2,677 and $2,620 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company has entered into a similar agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. The agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increase by 10% in years 7, 10 and 13 and by 50% in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $891, $25 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

Additionally, the Company has entered into a similar agreement with the City of Jersey City, New Jersey on its Harborside Plaza 5 property. The agreement, which will commence upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, as defined, are $132,294. The Company incurred no costs pursuant to the PILOT for the years ended December 31, 2001, 2000 and 1999.

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2001, are as follows:

Year                                                                      Amount
--------------------------------------------------------------------------------
2002                                                                     $   531
2003                                                                         531
2004                                                                         534
2005                                                                         534
2006                                                                         534
2007 through 2080                                                         21,463
--------------------------------------------------------------------------------

Total                                                                    $24,127
================================================================================

Ground lease expense incurred during the years ended December 31, 2001, 2000 and 1999 amounted to $569, $570 and $561, respectively.

OTHER

The Company may not dispose of or distribute certain of its properties, currently comprising 141 properties with an aggregate net book value of approximately $1,869,821, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company's Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin W. Berger, a former director; Timothy M. Jones, president; and Michael A. Grossman, executive vice president) or the Cali Group (which includes John J. Cali, director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Company is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

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

Pursuant to the terms of Mr. Rizk's employment agreement entered into with the Company in December 1997 and an agreement entered into simultaneous with his resigning from the Company, Mr. Rizk received payments of approximately $14,490 in April 1999, $500 in April 2000, $500 in April 2001, and will receive $500 in April 2002. All costs associated with Mr. Rizk's resignation are included in non-recurring charges for the year ended December 31, 1999.

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

15. TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2017. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2001 are as follows:

Year                                                                      Amount
--------------------------------------------------------------------------------
2002                                                                  $  486,053
2003                                                                     438,526
2004                                                                     385,587
2005                                                                     342,501
2006                                                                     280,787
Thereafter                                                               955,715
--------------------------------------------------------------------------------

Total                                                                 $2,889,169
================================================================================

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

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Company is permitted to purchase up to an additional $150,000 of the Company's outstanding common stock above the $52,562 that had previously been purchased. The Company purchased for constructive retirement 3,295,800 shares of its outstanding common stock for an aggregate cost of approximately $90,925 from September 13, 2000 through December 31, 2001.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("Plan") which was declared effective in February 1999. The Plan commenced on March 1, 1999.

During the year ended December 31, 1999, 1,082 shares were issued and proceeds of approximately $32 were received from stock purchases and/or dividend reinvestments under the Plan. The Company did not issue any shares under the Plan during the year ended December 31, 2001.

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

STOCK OPTION PLANS

In September 2000, the Company established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 2001 and 2000, the stock options outstanding had a weighted average remaining contractual life of approximately 7.5 and 7.5 years, respectively.

Information regarding the Company's stock option plans is summarized below:

                                                                        Weighted
                                                              Shares     Average
                                                               Under    Exercise
                                                             Options       Price
--------------------------------------------------------------------------------
Outstanding at January 1, 1999                             3,938,752      $32.23
Granted                                                      426,400      $25.23
Exercised                                                    (47,583)     $22.31
Lapsed or canceled                                          (590,418)     $36.94
--------------------------------------------------------------------------------
Outstanding at December 31, 1999                           3,727,151      $31.86
Granted                                                    1,523,900      $26.75
Exercised                                                   (117,053)     $21.45
Lapsed or canceled                                          (500,679)     $34.64
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                           4,633,319      $30.14
Granted                                                    1,045,300      $28.85
Exercised                                                   (904,401)     $22.87
Lapsed or canceled                                          (262,332)     $30.47
--------------------------------------------------------------------------------
Outstanding at December 31, 2001                           4,511,886      $31.28
================================================================================
Options exercisable at December 31, 2000                   2,049,041      $31.02
Options Exercisable at December 31, 2001                   1,842,951      $34.63
--------------------------------------------------------------------------------
Available for grant at December 31, 2000                   2,344,757
Available for grant at December 31, 2001                   1,474,263
--------------------------------------------------------------------------------

The weighted average fair value of options granted during 2001, 2000 and 1999 were $2.53, $3.40, and $2.74 per option, respectively. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company's fair value calculations of stock options:

                                               2001          2000          1999
--------------------------------------------------------------------------------
Expected life (in years)                          6             6             6
Risk-free interest rate                        4.99%         5.67%         6.12%
Volatility                                    17.26%        22.66%        24.72%
Dividend yield                                 8.46%         8.82%         9.15%
--------------------------------------------------------------------------------

FASB NO. 123

Under the above models, the value of stock options granted during 2001, 2000 and 1999 totaled approximately $2,645, $5,181, and $1,167, respectively, which would be amortized ratably on a pro forma basis over the appropriate vesting period. Had the Company determined compensation cost for these granted securities in accordance with FASB No. 123, the Company's pro forma net income, basic earnings per share and diluted earnings per share would have been $126,193, $2.23 and $2.22 in 2001, and $179,131, $3.07 and $3.01 in 2000 and $113,854, $1.95 and
$1.94 in 1999, respectively.

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

As of December 31, 2001 and 2000, there were a total of 749,976 and 749,976 Stock Warrants outstanding, respectively. As of December 31, 2001 and 2000, there were 749,976 and 613,985 Stock Warrants exercisable, respectively. For the years ended December 31, 2001 and 2000, zero and 165,000 Stock Warrants were canceled, respectively. No Stock Warrants have been exercised through December 31, 2001.

STOCK COMPENSATION

The company has granted stock awards to officers and certain other employees of the Company (collectively, "Restricted Stock Awards"), which allows the employees to each receive a certain amount of shares of the Company's common stock generally over a five-year vesting period. Certain Restricted Stock Awards are contingent upon the Company meeting certain performance and/or stock price appreciation objectives. All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and Employee Plan.

Information regarding the Restricted Stock Awards is summarized below:

                                                                         Shares
--------------------------------------------------------------------------------
Outstanding at January 1, 1999                                               --
Granted                                                                 211,593
Vested                                                                       --
Canceled                                                                     --
--------------------------------------------------------------------------------
Outstanding at December 31, 1999                                        211,593
Granted                                                                      --
Vested                                                                  (70,386)
Canceled                                                                 (5,100)
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                                        136,107
Granted                                                                  94,934
Vested                                                                  (25,354)
Canceled                                                                 (7,408)
--------------------------------------------------------------------------------
Outstanding at December 31, 2001                                        198,279
================================================================================

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

During the years ended December 31, 2001 and 2000, 5,446 and 4,227 deferred stock units were earned, respectively.

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

The following information presents the Company's results for the years ended December 31, 2001, 2000 and 1999 in accordance with FASB No. 128:

                                                            Year Ended December 31,
                                           2001                      2000                      1999
                                   ---------------------------------------------------------------------------
                                  Basic EPS   Diluted EPS   Basic EPS   Diluted EPS   Basic EPS   Diluted EPS
--------------------------------------------------------------------------------------------------------------
Net income                         $131,659      $131,659    $185,338      $185,338    $119,739      $119,739
Add: Net income attributable to
        Operating Partnership -
        common units                     --        18,531          --        25,612          --        17,389
     Net income attributable to
        Operating Partnership -
        preferred units                  --            --          --        15,441          --            --
--------------------------------------------------------------------------------------------------------------
Adjusted net income                $131,659      $150,190    $185,338      $226,391    $119,739      $137,128
==============================================================================================================

Weighted average shares              56,538        64,775      58,338        73,070      58,385        67,133
--------------------------------------------------------------------------------------------------------------
Per Share                          $   2.33      $   2.32    $   3.18      $   3.10    $   2.05      $   2.04
==============================================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

                                                       Year Ended December 31,
                                                       2001      2000      1999
--------------------------------------------------------------------------------
Basic EPS Shares                                     56,538    58,338    58,385
Add: Operating Partnership - common units             7,957     8,054     8,500
     Operating Partnership - preferred units
     (after conversion to common units)                  --     6,485        --
     Stock options                                      270       188       241
     Restricted Stock Awards                             10         5         7
     Stock Warrants                                      --        --        --
--------------------------------------------------------------------------------
Diluted EPS Shares                                   64,775    73,070    67,133
================================================================================

Preferred Units outstanding in 2001 and 1999 were not included in the 2001 and 1999 computations of diluted EPS as such units were anti-dilutive during the periods.

Through December 31, 2001, under the Repurchase Program, the Company purchased for constructive retirement, a total of 5,165,000 shares of its outstanding common stock for an aggregate cost of approximately $143,487.

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

Selected results of operations for the years ended December 31, 2001, 2000 and 1999 and selected asset information as of December 31, 2001 and 2000 regarding the Company's operating segment are as follows:

                                           Total Segment    Corporate & Other (e)   Total Company
---------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a)
      2001                                    $  567,608                $   5,340      $  572,948 (f)
      2000                                       557,926                    5,623         563,549 (g)
      1999                                       534,985                    3,903         538,888 (h)

TOTAL OPERATING AND INTEREST EXPENSES (b):
      2001                                    $  179,209                $ 135,969      $  315,178 (i)
      2000                                       174,116                  126,700         300,816 (j)
      1999                                       168,166                  128,925         297,091 (k)

NET OPERATING INCOME (c):
      2001                                    $  388,399                $(130,629)     $  257,770 (f) (i)
      2000                                       383,810                 (121,077)        262,733 (g) (j)
      1999                                       366,819                 (125,022)        241,797 (h) (k)

TOTAL ASSETS:
      2001                                    $3,710,411                $  36,359      $3,746,770
      2000                                     3,623,107                   53,870       3,676,977

TOTAL LONG-LIVED ASSETS (d):
      2001                                    $3,595,012                $  24,348      $3,619,360
      2000                                     3,522,766                   23,574       3,546,340


=========================================================================================================

(a) Total contract revenues represent all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.
(c) Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note
      (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f) Excludes $11,316 of adjustments for straight-lining of rents and $83 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $12,580 of adjustments for straight-lining of rents and $24 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(h) Excludes $12,438 of adjustments for straight-lining of rents and $158 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(i)   Excludes $91,471 of depreciation and amortization.
(j) Excludes $92,088 of depreciation and amortization and non-recurring charges of $37,139.
(k) Excludes $87,209 of depreciation and amortization, and non-recurring charges of $16,458.

18. RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Company ("W. Mack"), is a principal in the Apollo real estate funds, which owns approximately a 7.5 percent interest in Insignia/ESG, Inc. ("Insignia"), a publicly-traded commercial leasing and real estate services company. The Company has paid Insignia commissions on numerous leasing transactions, as well as for the sale of one of its properties. The Company paid commissions to Insignia amounting to approximately $2,758, $4,801 and $1,658 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, American Financial Exchange, an unconsolidated joint venture in which the Company has a 50 percent interest, has paid Insignia approximately $1,305, $3,027 and $0 in commissions for the years ended December 31, 2001, 2000 and 1999, respectively. The Company currently has engaged Insignia as its exclusive leasing agent at Harborside Financial Center, as well as has been engaged as the Company's broker for the sales of certain of its properties. Additionally, an affiliate of Insignia leases 40,404 square feet at one of the Company's office properties, which is scheduled to expire in June 2003. The Company recognized $836, $880 and $824, respectively, in revenue under this lease for the years ended December 31, 2001, 2000 and 1999, and had accounts receivable of $0, and $4, respectively, as of December 31, 2001 and 2000.

W. Mack and Earle I. Mack, a director of the Company ("E. Mack"), are the executive officers, directors and stockholders of a corporation that entered into a lease in 2000 at one of the Company's office properties for approximately 7,801 square feet, which is scheduled to expire in November 2005. The Company has recognized $217, $29 and $0 in revenue under this lease for the years ended December 31, 2001, 2000 and 1999, respectively, and had no accounts receivable due from the corporation as of December 31, 2001 and 2000.

In connection with the Mack transaction in December 1997, the Company agreed to provide certain services through December 2000 to an entity, whose principals include W. Mack and E. Mack. The Company recognized revenue of $0, $958 and $1,000 for the years ended December 31, 2001, 2000 and 1999, respectively, under this agreement.

The Company has conducted business with certain entities ("RMC Entity" or "RMC Entities"), whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Company as the president of the Company, a current member of the Board of Directors and a former director of the Board of Directors of the Company, as follows:

      (1) The Company has engaged RMC Entities to perform management, leasing and construction-related services for certain of the Company's properties. The Company paid these RMC Entities $77, $87 and $57 for such services for the years ended December 31, 2001, 2000 and 1999, respectively.

      (2) In two separate transactions, the Company acquired properties from RMC Entities, as follows:

            (a) On August 3, 2001, the Company acquired two office/flex properties aggregating 168,177 square feet located in Hawthorne, Westchester County, New York, for a total cost of approximately $14,846; and

            (b) On September 13, 2001, the Company acquired approximately five acres of developable land located in Elmsford, Westchester County, New York for approximately $1,000. The Company has commenced construction of a fully pre-leased 33,000 square-foot office/flex building on the acquired land.

      (3) The Company has a loan payable of $500 to an RMC Entity in connection with the Company's acquisition in May 1999 of 2.5 acres of land, which the Company acquired for a total cost of approximately $2,200, of which $1,500 was paid in cash. The loan requires quarterly payments of interest only at an annual interest rate of 10.5 percent. Payment of the principal is contingent upon the tenant's status in 2002. The Company incurred $53, $57 and $23 in interest expense for the years ended December 2001, 2000 and 1999, respectively, in connection with this loan.

      (4) The Company provides management, leasing and related services to properties in which RMC Entities have an ownership interest. The Company recognized approximately $2,072, $1,579, and $1,318 in revenues from RMC Entities for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, respectively, the Company had no accounts receivable from RMC Entities.

      (5) An RMC Entity leases space at one of the Company's office properties for approximately 3,330 square feet, which is scheduled to expire in August 2002. The Company has recognized $89, $92 and $89, respectively, in revenue under this lease for the years ended December 31, 2001, 2000 and 1999, and had no accounts receivable due from the RMC Entity, as of December 31, 2001 and 2000.

Vincent Tese, a director of the Company, is also currently a director of Cablevision, Inc. who, through its affiliates, leases an aggregate of 58,885 square feet of office space, as well as has several telecom licensing agreements at the Company's properties. The Company recognized approximately $1,101, $596 and $457 in total revenue from affiliates of Cablevision for the years ended December 31, 2001, 2000 and 1999, respectively, and had accounts receivable of $7 and $1, respectively, as of December 31, 2001 and 2000.

W. Mack and Vincent Tese are both currently members of the Board of Directors of Bear, Stearns & Co. Inc. Roy Zuckerberg, a director of the Company, is also currently on the Board of Directors of Goldman Sachs & Co. Bear Stearns and Goldman Sachs have both acted as underwriters on several of the Operating Partnership's previously-completed public debt offerings.

The son of a former director of the Company, who was also a former officer of the Company, served as an officer and continues to have a financial interest in a company which provides cleaning and other related services to certain of the Company's properties. The Company has incurred costs from this company of approximately $4,674, $3,164 and $2,524 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001 and 2000, respectively, the Company had accounts payable of approximately $4 and $108 to this company.

19. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("FASB No. 133"), is effective commencing January 1, 2001. FASB No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is appropriately designated as part of a hedge transaction. Due to its limited use of derivative instruments, (none outstanding at December 31, 2000 and none transacted during 2001), the adoption of FASB No. 133 did not have a significant effect on the Company's financial position and results of operations for the year ended December 31, 2001, nor is it expected to materially impact future results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations which addresses financial accounting and reporting for business combinations. Effective July 1, 2001, all business combinations must be accounted for using the purchase method of accounting, which requires an allocation of the purchase price paid to the assets acquired and liabilities assumed. Additionally, this statement requires that an intangible asset be recognized as an asset apart from goodwill if it arises from contractual or legal rights. The impact of adopting this statement is not expected to be material to the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for intangible assets acquired, goodwill and other intangible assets after their acquisition. This statement requires that goodwill be allocated on a reporting unit level. A reporting unit is an operating segment, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or one level below an operating segment. Additionally, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment at the reporting unit level. In addition, this statement requires disclosures about the carrying amount of and changes in goodwill from period to period. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this statement. The provisions are effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement is not expected to be material to the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The impact of adopting this statement is not expected to be material to the Company's financial statements.

20. CONDENSED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following summarizes the condensed quarterly financial information for the
Company:

QUARTER ENDED 2001:                              December 31  September 30      June 30     March 31
-----------------------------------------------------------------------------------------------------
Total revenues                                     $ 143,512     $ 145,912     $148,418    $ 146,506
Operating and other expenses                          41,804        43,865       43,895       45,122
General and administrative                             6,857         8,767        6,856        6,010
Depreciation and amortization                         23,507        22,529       21,951       23,484
Interest expense                                      27,311        27,772       28,555       28,365
Non-recurring charges                                     --            --           --           --
-----------------------------------------------------------------------------------------------------
Income before realized gains (losses) and
   unrealized losses on disposition of rental
   property and minority interests                    44,033        42,979       47,161       43,525
Realized gains (losses) and unrealized losses
   on disposition of rental property, net             (2,187)      (11,624)      22,510      (20,563)
-----------------------------------------------------------------------------------------------------
Income before minority interests                      41,846        31,355       69,671       22,962
Minority interests                                     8,607         7,346       11,998        6,224
-----------------------------------------------------------------------------------------------------
Net income                                         $  33,239     $  24,009     $ 57,673    $  16,738
=====================================================================================================

BASIC EARNING PER SHARE:

Net income                                         $    0.59     $    0.43     $   1.02    $    0.29

DILUTED EARNINGS PER SHARE:

Net income                                         $    0.58     $    0.43     $   0.98    $    0.29

Dividends declared per common share                $    0.62     $    0.62     $   0.61    $    0.61
-----------------------------------------------------------------------------------------------------

QUARTER ENDED 2000:                              December 31  September 30      June 30     March 31
-----------------------------------------------------------------------------------------------------
Total revenues                                     $ 143,903     $ 143,382     $145,889    $ 142,979
Operating and other expenses                          43,561        44,191       41,569       42,825
General and administrative                             6,543         5,461        5,159        6,113
Depreciation and amortization                         23,641        23,320       22,945       22,182
Interest expense                                      26,271        25,862       26,835       26,426
Non-recurring charges                                     --        27,911        9,228           --
-----------------------------------------------------------------------------------------------------
Income before realized gains (losses) and
   unrealized losses on disposition of rental
   property and minority interests                    43,887        16,637       40,153       45,433
Realized gains (losses) and unrealized losses
   on disposition of rental property, net               (852)       10,036       73,921        2,248
-----------------------------------------------------------------------------------------------------
Income before minority interests                      43,035        26,673      114,074       47,681
Minority interests                                     8,632         6,661       19,766       11,066
-----------------------------------------------------------------------------------------------------
Net income                                         $  34,403     $  20,012     $ 94,308    $  36,615
=====================================================================================================

BASIC EARNING PER SHARE:

Net income                                         $    0.60     $    0.34     $   1.61    $    0.63

DILUTED EARNINGS PER SHARE:

Net income                                         $    0.59     $    0.34     $   1.52    $    0.62

Dividends declared per common share                $    0.61     $    0.61     $   0.58    $    0.58
-----------------------------------------------------------------------------------------------------

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                 INITIAL COSTS           COSTS
                                                             ---------------------    CAPITALIZED
                                    YEAR           RELATED            BUILDING AND    SUBSEQUENT
PROPERTY LOCATION (2)           BUILT  ACQUIRED  ENCUMBRANCES   LAND  IMPROVEMENTS  TO ACQUISITION
---------------------           -----  --------  ------------   ----  ------------  --------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive (O) .......    1987    1995      $     --     $300     $3,282            $321
200 Decadon Drive (O) .......    1991    1995            --      369      3,241             173

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Rte 208 North (O) .....    1987    1995            --    3,067     19,415           1,771
FORT LEE
One Bridge Plaza (O) ........    1981    1996            --    2,439     24,462           1,868
2115 Linwood Avenue (O) .....    1981    1998            --      474      4,419           4,913
LITTLE FERRY
200 Riser Road (O) ..........    1974    1997        10,394    3,888     15,551             246
MONTVALE
95 Chestnut Ridge Road (O) ..    1975    1997         2,135    1,227      4,907             523
135 Chestnut Ridge Road (O) .    1981    1997            --    2,587     10,350           2,285
PARAMUS
15 East Midland Avenue (O) ..    1988    1997        24,790   10,375     41,497              70
461 From Road (O) ...........    1988    1997        35,000   13,194     52,778             243
650 From Road (O) ...........    1978    1997        23,316   10,487     41,949           3,821
140 Ridgewood Avenue (O) ....    1981    1997        15,392    7,932     31,463             808
61 South Paramus Avenue (O) .    1985    1997        15,776    9,005     36,018           4,307
ROCHELLE PARK
120 Passaic Street (O) ......    1972    1997            --    1,354      5,415             129
365 West Passaic Street (O) .    1976    1997         7,468    4,148     16,592           1,682
SADDLE RIVER
1 Lake Street (O) ...........    1994    1997        35,789   13,952     55,812               8
UPPER SADDLE RIVER
10 Mountainview Road (O) ....    1986    1998            --    4,240     20,485             374
WOODCLIFF LAKE
400 Chestnut Ridge Road (O) .    1982    1997        12,646    4,201     16,802              21
470 Chestnut Ridge Road (O) .    1987    1997         4,087    2,346      9,385               2
530 Chestnut Ridge Road (O) .    1986    1997         4,032    1,860      7,441               3
300 Tice Boulevard (O) ......    1991    1996            --    5,424     29,688           1,184
50 Tice Boulevard (O) .......    1984    1994            --    4,500         --          27,546

BURLINGTON COUNTY, NEW JERSEY

BURLINGTON
3 Terri Lane (F) ............    1991    1998            --      652      3,433             909
5 Terri Lane (F) ............    1992    1998            --      564      3,792           1,693
MOORESTOWN
2 Commerce Drive (F) ........    1986    1999            --      723      2,893              59
101 Commerce Drive (F) ......    1988    1998            --      422      3,528             253
102 Commerce Drive (F) ......    1987    1999            --      389      1,554              44
201 Commerce Drive (F) ......    1986    1998            --      254      1,694              91
202 Commerce Drive (F) ......    1988    1999            --      490      1,963              27
1 Executive Drive (F) .......    1989    1998            --      226      1,453             209
2 Executive Drive (F) .......    1988    2000            --      801      3,206              87
101 Executive Drive (F) .....    1990    1998            --      241      2,262             283
102 Executive Drive (F) .....    1990    1998            --      353      3,607             254
225 Executive Drive (F) .....    1990    1998            --      323      2,477             110
97 Foster Road (F) ..........    1982    1998            --      208      1,382              54
1507 Lancer Drive (F) .......    1995    1998            --      119      1,106              44
1510 Lancer Drive (F) .......    1998    1998            --      732      2,928              41

                                     GROSS AMOUNT AT WHICH
                                   CARRIED AT CLOSE OF COSTS
                                           PERIOD (1)
                                ------------------------------
                                          BUILDING AND           ACCUMULATED
PROPERTY LOCATION (2)              LAND  IMPROVEMENTS    TOTAL  DEPRECIATION
---------------------              ----  ------------    -----  ------------
ATLANTIC COUNTY, NEW JERSEY
EGG HARBOR
100 Decadon Drive (O) .......      $300      $3,603     $3,903          $545
200 Decadon Drive (O) .......       369       3,414      3,783           585

BERGEN COUNTY, NEW JERSEY
FAIR LAWN
17-17 Rte 208 North (O) .....     3,067      21,186     24,253         3,516
FORT LEE
One Bridge Plaza (O) ........     2,439      26,330     28,769         3,689
2115 Linwood Avenue (O) .....       474       9,332      9,806           827
LITTLE FERRY
200 Riser Road (O) ..........     3,888      15,797     19,685         1,592
MONTVALE
95 Chestnut Ridge Road (O) ..     1,227       5,430      6,657           500
135 Chestnut Ridge Road (O) .     2,588      12,634     15,222         1,201
PARAMUS
15 East Midland Avenue (O) ..    10,374      41,568     51,942         4,200
461 From Road (O) ...........    13,194      53,021     66,215         5,343
650 From Road (O) ...........    10,487      45,770     56,257         4,342
140 Ridgewood Avenue (O) ....     7,932      32,271     40,203         2,939
61 South Paramus Avenue (O) .     9,005      40,325     49,330         4,424
ROCHELLE PARK
120 Passaic Street (O) ......     1,357       5,541      6,898           549
365 West Passaic Street (O) .     4,148      18,274     22,422         2,009
SADDLE RIVER
1 Lake Street (O) ...........    13,953      55,819     69,772         5,643
UPPER SADDLE RIVER
10 Mountainview Road (O) ....     4,240      20,859     25,099         2,350
WOODCLIFF LAKE
400 Chestnut Ridge Road (O) .     4,201      16,823     21,024         1,696
470 Chestnut Ridge Road (O) .     2,346       9,387     11,733           949
530 Chestnut Ridge Road (O) .     1,860       7,444      9,304           753
300 Tice Boulevard (O) ......     5,424      30,872     36,296         3,927
50 Tice Boulevard (O) .......     4,500      27,546     32,046        13,196

BURLINGTON COUNTY, NEW JERSEY

BURLINGTON
3 Terri Lane (F) ............       658       4,336      4,994           489
5 Terri Lane (F) ............       569       5,480      6,049           578
MOORESTOWN
2 Commerce Drive (F) ........       723       2,952      3,675           147
101 Commerce Drive (F) ......       426       3,777      4,203           509
102 Commerce Drive (F) ......       389       1,598      1,987            79
201 Commerce Drive (F) ......       258       1,781      2,039           205
202 Commerce Drive (F) ......       490       1,990      2,480            99
1 Executive Drive (F) .......       228       1,660      1,888           235
2 Executive Drive (F) .......       801       3,293      4,094           143
101 Executive Drive (F) .....       244       2,542      2,786           313
102 Executive Drive (F) .....       357       3,857      4,214           475
225 Executive Drive (F) .....       326       2,584      2,910           313
97 Foster Road (F) ..........       211       1,433      1,644           154
1507 Lancer Drive (F) .......       120       1,149      1,269           123
1510 Lancer Drive (F) .......       735       2,966      3,701           259

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                  INITIAL COSTS           COSTS
                                                                                ------------------     CAPITALIZED
                                                   YEAR           RELATED             BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                          BUILT  ACQUIRED  ENCUMBRANCES    LAND  IMPROVEMENTS   TO ACQUISITION
---------------------                          -----  --------  ------------    ----  ------------   --------------
840 North Lenola Road (F) ..................    1995    1998          --         329         2,366              135
844 North Lenola Road (F) ..................    1995    1998          --         239         1,714               38
915 North Lenola Road (F) ..................    1998    2000          --         508         2,034               23
1245 North Church Street (F) ...............    1998    2001          --         691         2,810               17
1247 North Church Street (F) ...............    1998    2001          --         805         3,269               18
1256 North Church Street (F) ...............    1984    1998          --         354         3,098              365
224 Strawbridge Drive (O) ..................    1984    1997          --         766         4,335            3,165
228 Strawbridge Drive (O) ..................    1984    1997          --         766         4,334            2,901
2 Twosome Drive (F) ........................    2000    2001          --         701         2,807               18
30 Twosome Drive (F) .......................    1997    1998          --         234         1,954               48
31 Twosome Drive (F) .......................    1998    2001          --         815         3,276              102
40 Twosome Drive (F) .......................    1996    1998          --         297         2,393               64
41 Twosome Drive (F) .......................    1998    2001          --         605         2,459                5
50 Twosome Drive (F) .......................    1997    1998          --         301         2,330               67
WEST DEPTFORD
1451 Metropolitan Drive (F) ................    1996    1998          --         203         1,189               30

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway (O) ...............    1980    1997      25,218      12,606        50,425            1,874
ROSELAND
101 Eisenhower Parkway (O) .................    1980    1994          --         228            --           15,847
103 Eisenhower Parkway (O) .................    1985    1994          --          --            --           13,459
105 Eisenhower Parkway (O) .................    2001    2001          --       4,430        42,898            1,918

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
Harborside Financial Center Plaza 1 (O)         1983    1996      57,978       3,923        51,013               --
Harborside Financial Center Plaza 2 (O)         1990    1996      81,011      17,655       101,546            4,178
Harborside Financial Center Plaza 3 (O)         1990    1996      81,011      17,655       101,878            3,847
Harborside Financial Center Plaza 4A (O)        2000    2000          --       1,244        56,144            6,329

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive (F) ......................    1989    1995          --         205         1,676               45
200 Horizon Drive (F) ......................    1991    1995          --         205         3,027              212
300 Horizon Drive (F) ......................    1989    1995          --         379         4,355              827
500 Horizon Drive (F) ......................    1990    1995          --         379         3,395              337
Zero Horizon Drive (L) .....................    n/a     1999          --         498            --            1,794
PRINCETON
103 Carnegie Center (O) ....................    1984    1996          --       2,566         7,868              737
100 Overlook Center (O) ....................    1988    1997          --       2,378        21,754            1,096
5 Vaughn Drive (O) .........................    1987    1995          --         657         9,800              520

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road (O) ....................    1977    1997          --         649         2,594              252
PLAINSBORO
500 College Road East (O) ..................    1984    1998          --         614        20,626              399
SOUTH BRUNSWICK
3 Independence Way (O) .....................    1983    1997          --       1,997        11,391              351
WOODBRIDGE
581 Main Street (O) ........................    1991    1997      17,500       3,237        12,949           19,582

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66 (O) ..........................    1989    1995          --       1,098        18,146               45

                                                        GROSS AMOUNT AT WHICH
                                                      CARRIED AT CLOSE OF COSTS
                                                             PERIOD (1)
                                                   --------------------------------
                                                         BUILDING AND                   ACCUMULATED
PROPERTY LOCATION (2)                              LAND  IMPROVEMENTS         TOTAL    DEPRECIATION
---------------------                              ----  ------------         -----    ------------
840 North Lenola Road (F) ..................        333         2,497         2,830             286
844 North Lenola Road (F) ..................        241         1,750         1,991             200
915 North Lenola Road (F) ..................        508         2,057         2,565              76
1245 North Church Street (F) ...............        691         2,827         3,518              46
1247 North Church Street (F) ...............        805         3,287         4,092              54
1256 North Church Street (F) ...............        357         3,460         3,817             426
224 Strawbridge Drive (O) ..................        766         7,500         8,266           1,255
228 Strawbridge Drive (O) ..................        766         7,235         8,001           1,395
2 Twosome Drive (F) ........................        701         2,825         3,526              47
30 Twosome Drive (F) .......................        236         2,000         2,236             239
31 Twosome Drive (F) .......................        815         3,378         4,193              75
40 Twosome Drive (F) .......................        301         2,453         2,754             272
41 Twosome Drive (F) .......................        605         2,464         3,069              56
50 Twosome Drive (F) .......................        304         2,394         2,698             277
WEST DEPTFORD
1451 Metropolitan Drive (F) ................        206         1,216         1,422             142

ESSEX COUNTY, NEW JERSEY
MILLBURN
150 J.F. Kennedy Parkway (O) ...............     12,606        52,299        64,905           5,242
ROSELAND
101 Eisenhower Parkway (O) .................        228        15,847        16,075           8,987
103 Eisenhower Parkway (O) .................      2,300        11,159        13,459           4,820
105 Eisenhower Parkway (O) .................      4,430        44,816        49,246             720

HUDSON COUNTY, NEW JERSEY
JERSEY CITY
Harborside Financial Center Plaza 1 (O)           3,923        51,013        54,936           6,589
Harborside Financial Center Plaza 2 (O)          15,463       107,916       123,379          13,838
Harborside Financial Center Plaza 3 (O)          15,463       107,917       123,380          13,839
Harborside Financial Center Plaza 4A (O)          1,244        62,473        63,717           1,792

MERCER COUNTY, NEW JERSEY
HAMILTON TOWNSHIP
100 Horizon Drive (F) ......................        205         1,721         1,926             269
200 Horizon Drive (F) ......................        205         3,239         3,444             467
300 Horizon Drive (F) ......................        379         5,182         5,561             688
500 Horizon Drive (F) ......................        379         3,732         4,111             614
Zero Horizon Drive (L) .....................        498         1,794         2,292              45
PRINCETON
103 Carnegie Center (O) ....................      2,566         8,605        11,171           1,490
100 Overlook Center (O) ....................      2,378        22,850        25,228           2,305
5 Vaughn Drive (O) .........................        657        10,320        10,977           1,813

MIDDLESEX COUNTY, NEW JERSEY
EAST BRUNSWICK
377 Summerhill Road (O) ....................        649         2,846         3,495             285
PLAINSBORO
500 College Road East (O) ..................        614        21,025        21,639           1,999
SOUTH BRUNSWICK
3 Independence Way (O) .....................      1,997        11,742        13,739           1,318
WOODBRIDGE
581 Main Street (O) ........................      8,115        27,653        35,768           2,475

MONMOUTH COUNTY, NEW JERSEY
NEPTUNE
3600 Route 66 (O) ..........................      1,098        18,191        19,289           2,812

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                  INITIAL COSTS           COSTS
                                                                                ------------------     CAPITALIZED
                                                   YEAR           RELATED             BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                          BUILT  ACQUIRED  ENCUMBRANCES    LAND  IMPROVEMENTS   TO ACQUISITION
---------------------                          -----  --------  ------------    ----  ------------   --------------
WALL TOWNSHIP
1305 Campus Parkway (O) ....................    1988    1995          --         335         2,560              156
1325 Campus Parkway (F) ....................    1988    1995          --         270         2,928              584
1340 Campus Parkway (F) ....................    1992    1995          --         489         4,621              414
1345 Campus Parkway (F) ....................    1995    1997          --       1,023         5,703               71
1350 Campus Parkway (O) ....................    1990    1995          --         454         7,134              700
1433 Highway 34 (F) ........................    1985    1995          --         889         4,321              681
1320 Wyckoff Avenue (F) ....................    1986    1995          --         255         1,285                6
1324 Wyckoff Avenue (F) ....................    1987    1995          --         230         1,439              216

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway (O) ...................    1987    1994          --       1,564            --           16,116
MORRIS PLAINS
250 Johnson Road (O) .......................    1977    1997          --       2,004         8,016              576
201 Littleton Road (O) .....................    1979    1997          --       2,407         9,627              269
MORRIS TOWNSHIP
340 Mt. Kemble Avenue (O) ..................    1985    1997      32,178      13,624        54,496               40
PARSIPPANY
4 Campus Drive (O) .........................    1983    2001          --       5,213        20,984              170
6 Campus Drive (O) .........................    1983    2001          --       4,411        17,796              107
7 Campus Drive (O) .........................    1982    1998          --       1,932        27,788              107
8 Campus Drive (O) .........................    1987    1998          --       1,865        35,456              922
9 Campus Drive (O) .........................    1983    2001          --       3,277        11,796           14,367
2 Dryden Way (O) ...........................    1990    1998          --         778           420               13
4 Gatehall Drive (O) .......................    1988    2000          --       8,452        33,929              180
2 Hilton Court (O) .........................    1991    1998          --       1,971        32,007              360
600 Parsippany Road (O) ....................    1978    1994          --       1,257         5,594            1,060
1 Sylvan Way (O) ...........................    1989    1998          --       1,689        24,699            2,224
5 Sylvan Way (O) ...........................    1989    1998          --       1,160        25,214              579
7 Sylvan Way (O) ...........................    1987    1998          --       2,084        26,083               35

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue (O) .....................    1983    1994          --          --            --            7,649
TOTOWA
1 Center Court (F) .........................    1999    1999          --         270         1,824              713
2 Center Court (F) .........................    1998    1998          --         191            --            2,592
11 Commerce Way (F) ........................    1989    1995          --         586         2,986              230
20 Commerce Way (F) ........................    1992    1995          --         516         3,108               57
29 Commerce Way (F) ........................    1990    1995          --         586         3,092              260
40 Commerce Way (F) ........................    1987    1995          --         516         3,260              431
45 Commerce Way (F) ........................    1992    1995          --         536         3,379              172
60 Commerce Way (F) ........................    1988    1995          --         526         3,257              276
80 Commerce Way (F) ........................    1996    1996          --         227            --            1,657
100 Commerce Way (F) .......................    1996    1996          --         226            --            1,657
120 Commerce Way (F) .......................    1994    1995          --         228            --            1,218
140 Commerce Way (F) .......................    1994    1995          --         229            --            1,219
999 Riverview Drive (O) ....................    1988    1995          --         476         6,024              602
WAYNE
201 Willowbrook Boulevard (O) ..............    1970    1997       8,598       3,103        12,410            3,391

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
106 Allen Road (O) .........................    2000    2000          --       3,853        14,465              404
222 Mt. Airy Road (O) ......................    1986    1996       3,386         775         3,636               17
233 Mt. Airy Road (O) ......................    1987    1996          --       1,034         5,033            1,621
BRIDGEWATER
721 Route 202/206 (O) ......................    1989    1997      23,000       6,730        26,919              540

                                                        GROSS AMOUNT AT WHICH
                                                      CARRIED AT CLOSE OF COSTS
                                                             PERIOD (1)
                                                   --------------------------------
                                                         BUILDING AND                   ACCUMULATED
PROPERTY LOCATION (2)                              LAND  IMPROVEMENTS         TOTAL    DEPRECIATION
---------------------                              ----  ------------         -----    ------------
WALL TOWNSHIP
1305 Campus Parkway (O) ....................        335         2,716         3,051             466
1325 Campus Parkway (F) ....................        270         3,512         3,782             481
1340 Campus Parkway (F) ....................        489         5,035         5,524             943
1345 Campus Parkway (F) ....................      1,024         5,773         6,797             710
1350 Campus Parkway (O) ....................        454         7,834         8,288           1,366
1433 Highway 34 (F) ........................        889         5,002         5,891           1,018
1320 Wyckoff Avenue (F) ....................        255         1,291         1,546             198
1324 Wyckoff Avenue (F) ....................        230         1,655         1,885             339

MORRIS COUNTY, NEW JERSEY
FLORHAM PARK
325 Columbia Parkway (O) ...................      1,564        16,116        17,680           7,278
MORRIS PLAINS
250 Johnson Road (O) .......................      2,004         8,592        10,596             902
201 Littleton Road (O) .....................      2,407         9,896        12,303             984
MORRIS TOWNSHIP
340 Mt. Kemble Avenue (O) ..................     13,624        54,536        68,160           5,513
PARSIPPANY
4 Campus Drive (O) .........................      5,213        21,154        26,367             395
6 Campus Drive (O) .........................      4,411        17,903        22,314             334
7 Campus Drive (O) .........................      1,932        27,895        29,827           2,709
8 Campus Drive (O) .........................      1,865        36,378        38,243           3,758
9 Campus Drive (O) .........................      5,842        23,598        29,440              95
2 Dryden Way (O) ...........................        778           433         1,211              51
4 Gatehall Drive (O) .......................      8,452        34,109        42,561           1,353
2 Hilton Court (O) .........................      1,971        32,367        34,338           3,169
600 Parsippany Road (O) ....................      1,257         6,654         7,911           1,323
1 Sylvan Way (O) ...........................      1,689        26,923        28,612           3,136
5 Sylvan Way (O) ...........................      1,161        25,792        26,953           2,538
7 Sylvan Way (O) ...........................      2,084        26,118        28,202           2,575

PASSAIC COUNTY, NEW JERSEY
CLIFTON
777 Passaic Avenue (O) .....................      1,100         6,549         7,649           3,062
TOTOWA
1 Center Court (F) .........................        270         2,537         2,807             227
2 Center Court (F) .........................        191         2,592         2,783             448
11 Commerce Way (F) ........................        586         3,216         3,802             547
20 Commerce Way (F) ........................        516         3,165         3,681             489
29 Commerce Way (F) ........................        586         3,352         3,938             658
40 Commerce Way (F) ........................        516         3,691         4,207             814
45 Commerce Way (F) ........................        536         3,551         4,087             645
60 Commerce Way (F) ........................        526         3,533         4,059             720
80 Commerce Way (F) ........................        227         1,657         1,884             560
100 Commerce Way (F) .......................        226         1,657         1,883             559
120 Commerce Way (F) .......................        228         1,218         1,446             193
140 Commerce Way (F) .......................        229         1,219         1,448             193
999 Riverview Drive (O) ....................        476         6,626         7,102           1,132
WAYNE
201 Willowbrook Boulevard (O) ..............      3,103        15,801        18,904           1,330

SOMERSET COUNTY, NEW JERSEY
BASKING RIDGE
106 Allen Road (O) .........................      3,457        15,265        18,722             746
222 Mt. Airy Road (O) ......................        775         3,653         4,428             494
233 Mt. Airy Road (O) ......................      1,034         6,654         7,688             686
BRIDGEWATER
721 Route 202/206 (O) ......................      6,730        27,459        34,189           2,800

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                  INITIAL COSTS           COSTS
                                                                                ------------------     CAPITALIZED
                                                   YEAR           RELATED             BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                          BUILT  ACQUIRED  ENCUMBRANCES    LAND  IMPROVEMENTS   TO ACQUISITION
---------------------                          -----  --------  ------------    ----  ------------   --------------
UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue (O) ......................    1985    1994          --          --            --           18,393
CRANFORD
6 Commerce Drive (O) .......................    1973    1994          --         250            --            2,896
11 Commerce Drive (O) ......................    1981    1994          --         470            --            6,306
12 Commerce Drive (O) ......................    1967    1997          --         887         3,549            1,032
20 Commerce Drive (O) ......................    1990    1994          --       2,346            --           22,621
65 Jackson Drive (O) .......................    1984    1994          --         541            --            7,480
NEW PROVIDENCE
890 Mountain Road (O) ......................    1977    1997          --       2,796        11,185            4,322

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive (O) ...................    1987    1997          --       2,258         9,031              244

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive (O) ....................    1983    1997          --      11,018        44,070              540
111 East Shore Road (O) ....................    1980    1997          --       2,093         8,370              363

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard (O) ....................    1988    1995          --       1,090        13,412            2,072

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road (F) .....................    1974    1997          --         149         2,159               38
75 Clearbrook Road (F) .....................    1990    1997          --       2,314         4,716                5
100 Clearbrook Road (O) ....................    1975    1997          --         220         5,366              132
150 Clearbrook Road (F) ....................    1975    1997          --         497         7,030              461
175 Clearbrook Road (F) ....................    1973    1997          --         655         7,473              654
200 Clearbrook Road (F) ....................    1974    1997          --         579         6,620              522
250 Clearbrook Road (F) ....................    1973    1997          --         867         8,647              664
50 Executive Boulevard (F) .................    1969    1997          --         237         2,617               56
77 Executive Boulevard (F) .................    1977    1997          --          34         1,104               64
85 Executive Boulevard (F) .................    1968    1997          --         155         2,507               38
101 Executive Boulevard (O) ................    1971    1997          --         267         5,838              455
300 Executive Boulevard (F) ................    1970    1997          --         460         3,609               36
350 Executive Boulevard (F) ................    1970    1997          --         100         1,793              126
399 Executive Boulevard (F) ................    1962    1997          --         531         7,191              127
400 Executive Boulevard (F) ................    1970    1997          --       2,202         1,846              279
500 Executive Boulevard (F) ................    1970    1997          --         258         4,183              555
525 Executive Boulevard (F) ................    1972    1997          --         345         5,499              163
700 Executive Boulevard (L) ................    n/a     1997          --         970            --               --
5 Skyline Drive (F) ........................    1980    2001          --       2,219         8,916               (9)
6 Skyline Drive (F) ........................    1980    2001          --         740         2,971                4
555 Taxter Road (O) ........................    1986    2000          --       4,285        17,205              388
565 Taxter Road (O) ........................    1988    2000          --       4,285        17,205              236
570 Taxter Road (O) ........................    1972    1997          --         438         6,078              671
1 Warehouse Lane (I) .......................    1957    1997          --           3           268              204
2 Warehouse Lane (I) .......................    1957    1997          --           4           672               50
3 Warehouse Lane (I) .......................    1957    1997          --          21         1,948              448
4 Warehouse Lane (I) .......................    1957    1997          --          84        13,393              249
5 Warehouse Lane (I) .......................    1957    1997          --          19         4,804              246
6 Warehouse Lane (I) .......................    1982    1997          --          10         4,419              125
1 Westchester Plaza (F) ....................    1967    1997          --         199         2,023               52
2 Westchester Plaza (F) ....................    1968    1997          --         234         2,726               77

                                                        GROSS AMOUNT AT WHICH
                                                      CARRIED AT CLOSE OF COSTS
                                                             PERIOD (1)
                                                   --------------------------------
                                                         BUILDING AND                   ACCUMULATED
PROPERTY LOCATION (2)                              LAND  IMPROVEMENTS         TOTAL    DEPRECIATION
---------------------                              ----  ------------         -----    ------------
UNION COUNTY, NEW JERSEY
CLARK
100 Walnut Avenue (O) ......................      1,822        16,571        18,393           8,334
CRANFORD
6 Commerce Drive (O) .......................        250         2,896         3,146           1,796
11 Commerce Drive (O) ......................        470         6,306         6,776           3,608
12 Commerce Drive (O) ......................        887         4,581         5,468             369
20 Commerce Drive (O) ......................      2,346        22,621        24,967           7,985
65 Jackson Drive (O) .......................        541         7,480         8,021           4,118
NEW PROVIDENCE
890 Mountain Road (O) ......................      3,765        14,538        18,303           1,456

DUTCHESS COUNTY, NEW YORK
FISHKILL
300 South Lake Drive (O) ...................      2,258         9,275        11,533             957

NASSAU COUNTY, NEW YORK
NORTH HEMPSTEAD
600 Community Drive (O) ....................     11,018        44,610        55,628           4,500
111 East Shore Road (O) ....................      2,093         8,733        10,826             873

ROCKLAND COUNTY, NEW YORK
SUFFERN
400 Rella Boulevard (O) ....................      1,090        15,484        16,574           2,724

WESTCHESTER COUNTY, NEW YORK
ELMSFORD
11 Clearbrook Road (F) .....................        149         2,197         2,346             271
75 Clearbrook Road (F) .....................      2,314         4,721         7,035             580
100 Clearbrook Road (O) ....................        220         5,498         5,718             841
150 Clearbrook Road (F) ....................        497         7,491         7,988             910
175 Clearbrook Road (F) ....................        655         8,127         8,782           1,027
200 Clearbrook Road (F) ....................        579         7,142         7,721             932
250 Clearbrook Road (F) ....................        867         9,311        10,178           1,147
50 Executive Boulevard (F) .................        237         2,673         2,910             325
77 Executive Boulevard (F) .................         34         1,168         1,202             142
85 Executive Boulevard (F) .................        155         2,545         2,700             320
101 Executive Boulevard (O) ................        267         6,293         6,560             784
300 Executive Boulevard (F) ................        460         3,645         4,105             444
350 Executive Boulevard (F) ................        100         1,919         2,019             220
399 Executive Boulevard (F) ................        531         7,318         7,849             959
400 Executive Boulevard (F) ................      2,201         2,126         4,327             353
500 Executive Boulevard (F) ................        257         4,739         4,996             593
525 Executive Boulevard (F) ................        345         5,662         6,007             702
700 Executive Boulevard (L) ................        970            --           970              --
5 Skyline Drive (F) ........................      2,219         8,907        11,126              93
6 Skyline Drive (F) ........................        740         2,975         3,715              31
555 Taxter Road (O) ........................      4,285        17,593        21,878             688
565 Taxter Road (O) ........................      4,233        17,493        21,726             690
570 Taxter Road (O) ........................        438         6,749         7,187             872
1 Warehouse Lane (I) .......................          3           472           475              47
2 Warehouse Lane (I) .......................          4           722           726              99
3 Warehouse Lane (I) .......................         21         2,396         2,417             296
4 Warehouse Lane (I) .......................         85        13,641        13,726           1,720
5 Warehouse Lane (I) .......................         19         5,050         5,069             707
6 Warehouse Lane (I) .......................         10         4,544         4,554             546
1 Westchester Plaza (F) ....................        199         2,075         2,274             270
2 Westchester Plaza (F) ....................        234         2,803         3,037             341

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                  INITIAL COSTS           COSTS
                                                                                ------------------     CAPITALIZED
                                                   YEAR           RELATED             BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                          BUILT  ACQUIRED  ENCUMBRANCES    LAND  IMPROVEMENTS   TO ACQUISITION
---------------------                          -----  --------  ------------    ----  ------------   --------------
3 Westchester Plaza (F) ....................    1969    1997          --         655         7,936              148
4 Westchester Plaza (F) ....................    1969    1997          --         320         3,729              100
5 Westchester Plaza (F) ....................    1969    1997          --         118         1,949              156
6 Westchester Plaza (F) ....................    1968    1997          --         164         1,998              139
7 Westchester Plaza (F) ....................    1972    1997          --         286         4,321               46
8 Westchester Plaza (F) ....................    1971    1997          --         447         5,262              657
HAWTHORNE
200 Saw Mill River Road (F) ................    1965    1997          --         353         3,353              156
1 Skyline Drive (O) ........................    1980    1997          --          66         1,711              100
2 Skyline Drive (O) ........................    1987    1997          --         109         3,128              283
4 Skyline Drive (F) ........................    1987    1997          --         363         7,513              641
7 Skyline Drive (O) ........................    1987    1998          --         330        13,013              107
8 Skyline Drive (F) ........................    1985    1997          --         212         4,410              837
10 Skyline Drive (F) .......................    1985    1997          --         134         2,799               96
11 Skyline Drive (F) .......................    1989    1997          --          --         4,788              391
12 Skyline Drive (F) .......................    1999    1999          --       1,562         3,254            1,499
15 Skyline Drive (F) .......................    1989    1997          --          --         7,449              594
17 Skyline Drive (O) .......................    1989    1997          --          --         7,269              130
19 Skyline Drive (O) .......................    1982    1997          --       2,355        34,254            4,327
TARRYTOWN
200 White Plains Road (O) ..................    1982    1997          --         378         8,367              770
220 White Plains Road (O) ..................    1984    1997          --         367         8,112              616
230 White Plains Road (R) ..................    1984    1997          --         124         1,845               --
WHITE PLAINS
1 Barker Avenue (O) ........................    1975    1997          --         208         9,629              586
3 Barker Avenue (O) ........................    1983    1997          --         122         7,864            1,413
50 Main Street (O) .........................    1985    1997          --         564        48,105            4,187
11 Martine Avenue (O) ......................    1987    1997          --         127        26,833            3,606
25 Martine Avenue (M) ......................    1987    1997          --         120        11,366              317
1 Water Street (O) .........................    1979    1997          --         211         5,382              271
YONKERS
100 Corporate Boulevard (F) ................    1987    1997          --         602         9,910              556
200 Corporate Boulevard South (F) ..........    1990    1997          --         502         7,575              419
1 Enterprise Boulevard (L) .................    n/a     1997          --       1,379            --               --
1 Executive Boulevard (O) ..................    1982    1997          --       1,104        11,904              659
2 Executive Plaza (R) ......................    1986    1997          --          89         2,439               --
3 Executive Plaza (O) ......................    1987    1997          --         385         6,256              994
4 Executive Plaza (F) ......................    1986    1997          --         584         6,134            1,107
6 Executive Plaza (F) ......................    1987    1997          --         546         7,246               45
1 Odell Plaza (F) ..........................    1980    1997          --       1,206         6,815              514
5 Odell Plaza (F) ..........................    1983    1997          --         331         2,988              129
7 Odell Plaza (F) ..........................    1984    1997          --         419         4,418              106

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive (O) ...................    1989    1997          --         619         9,016              144
1055 Westlakes Drive (O) ...................    1990    1997          --       1,951        19,046            1,963
1205 Westlakes Drive (O) ...................    1988    1997          --       1,323        20,098              648
1235 Westlakes Drive (O) ...................    1986    1997          --       1,417        21,215              617

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive (O) ......................    1986    1996          --       1,349        10,018            2,558
200 Stevens Drive (O) ......................    1987    1996          --       1,644        20,186            4,296
300 Stevens Drive (O) ......................    1992    1996          --         491         9,490              758
MEDIA
1400 Providence Rd - Center I (O) ..........    1986    1996          --       1,042         9,054            1,186
1400 Providence Rd. - Center II(O) .........    1990    1996          --       1,543        16,464            1,359

                                                        GROSS AMOUNT AT WHICH
                                                      CARRIED AT CLOSE OF COSTS
                                                             PERIOD (1)
                                                   --------------------------------
                                                         BUILDING AND                   ACCUMULATED
PROPERTY LOCATION (2)                              LAND  IMPROVEMENTS         TOTAL    DEPRECIATION
---------------------                              ----  ------------         -----    ------------
3 Westchester Plaza (F) ....................        655         8,084         8,739             994
4 Westchester Plaza (F) ....................        320         3,829         4,149             514
5 Westchester Plaza (F) ....................        118         2,105         2,223             240
6 Westchester Plaza (F) ....................        164         2,137         2,301             295
7 Westchester Plaza (F) ....................        286         4,367         4,653             545
8 Westchester Plaza (F) ....................        447         5,919         6,366             935
HAWTHORNE
200 Saw Mill River Road (F) ................        353         3,509         3,862             464
1 Skyline Drive (O) ........................         66         1,811         1,877             220
2 Skyline Drive (O) ........................        109         3,411         3,520             477
4 Skyline Drive (F) ........................        363         8,154         8,517           1,300
7 Skyline Drive (O) ........................        330        13,120        13,450           1,098
8 Skyline Drive (F) ........................        212         5,247         5,459             836
10 Skyline Drive (F) .......................        134         2,895         3,029             389
11 Skyline Drive (F) .......................         --         5,179         5,179             684
12 Skyline Drive (F) .......................      1,320         4,995         6,315             455
15 Skyline Drive (F) .......................         --         8,043         8,043           1,201
17 Skyline Drive (O) .......................         --         7,399         7,399             906
19 Skyline Drive (O) .......................      2,356        38,580        40,936           6,571
TARRYTOWN
200 White Plains Road (O) ..................        378         9,137         9,515           1,428
220 White Plains Road (O) ..................        367         8,728         9,095           1,108
230 White Plains Road (R) ..................        124         1,845         1,969             227
WHITE PLAINS
1 Barker Avenue (O) ........................        207        10,216        10,423           1,294
3 Barker Avenue (O) ........................        122         9,277         9,399           1,121
50 Main Street (O) .........................        564        52,292        52,856           7,039
11 Martine Avenue (O) ......................        127        30,439        30,566           4,001
25 Martine Avenue (M) ......................        120        11,683        11,803           1,361
1 Water Street (O) .........................        211         5,653         5,864             723
YONKERS
100 Corporate Boulevard (F) ................        602        10,466        11,068           1,329
200 Corporate Boulevard South (F) ..........        502         7,994         8,496             910
1 Enterprise Boulevard (L) .................      1,379            --         1,379              --
1 Executive Boulevard (O) ..................      1,105        12,562        13,667           1,764
2 Executive Plaza (R) ......................         89         2,439         2,528             300
3 Executive Plaza (O) ......................        385         7,250         7,635             914
4 Executive Plaza (F) ......................        584         7,241         7,825             896
6 Executive Plaza (F) ......................        546         7,291         7,837             909
1 Odell Plaza (F) ..........................      1,206         7,329         8,535             923
5 Odell Plaza (F) ..........................        331         3,117         3,448             372
7 Odell Plaza (F) ..........................        419         4,524         4,943             605

CHESTER COUNTY, PENNSYLVANIA
BERWYN
1000 Westlakes Drive (O) ...................        618         9,161         9,779           1,124
1055 Westlakes Drive (O) ...................      1,951        21,009        22,960           2,348
1205 Westlakes Drive (O) ...................      1,323        20,746        22,069           2,585
1235 Westlakes Drive (O) ...................      1,418        21,831        23,249           2,742

DELAWARE COUNTY, PENNSYLVANIA
LESTER
100 Stevens Drive (O) ......................      1,349        12,576        13,925           1,522
200 Stevens Drive (O) ......................      1,644        24,482        26,126           2,809
300 Stevens Drive (O) ......................        491        10,248        10,739           1,232
MEDIA
1400 Providence Rd - Center I (O) ..........      1,042        10,240        11,282           1,536
1400 Providence Rd. - Center II(O) .........      1,544        17,822        19,366           2,796

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                  INITIAL COSTS           COSTS
                                                                                ------------------     CAPITALIZED
                                                   YEAR           RELATED             BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                          BUILT  ACQUIRED  ENCUMBRANCES    LAND  IMPROVEMENTS   TO ACQUISITION
---------------------                          -----  --------  ------------    ----  ------------   --------------
MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue (O) ....................    1990    1997          --       1,713        12,559              524
PLYMOUTH MEETING
1150 Plymouth Meeting Mall (O) .............    1970    1997          --         125           499           21,326
Five Sentry Parkway East (O) ...............    1984    1996          --         642         7,992              480
Five Sentry Parkway West (O) ...............    1984    1996          --         268         3,334               54

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue (O) .................    1973    1998       9,273       3,300        16,734              989
NORWALK
40 Richards Avenue (O) .....................    1985    1998          --       1,087        18,399            1,810
SHELTON
1000 Bridgeport Avenue (O) .................    1986    1997          --         773        14,934              478
STAMFORD
419 West Avenue (F) ........................    1986    1997          --       4,538         9,246               49
500 West Avenue (F) ........................    1988    1997          --         415         1,679              185
550 West Avenue (F) ........................    1990    1997          --       1,975         3,856              334
600 West Avenue (F) ........................    1999    1999          --       2,305         2,863              833
650 West Avenue (F) ........................    1998    1998          --       1,328            --            3,905

WASHINGTON, D.C ............................
1201 Connecticut Avenue, NW (O) ............    1940    1999          --      14,228        18,571            1,143
1400 L Street, NW (O) ......................    1987    1998          --      13,054        27,423              914

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place (O) ..................    1989    1998          --       2,114        13,546              583

BEXAR COUNTY, TEXAS
SAN ANTONIO
84 N.E. Loop 410 (O) .......................    1971    1997          --       2,295        10,382              685
111 Soledad (O) ............................    1918    1997          --       2,004         8,017              805

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place (O) .....................    1986    1997          --         942         3,767              648

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (O) .......................    1984    1997          --       6,098        24,366            1,411
3100 Monticello (O) ........................    1984    1997          --       1,940         7,762            4,887
IRVING
2300 Valley View (O) .......................    1985    1997          --       1,913         7,651            1,386
RICHARDSON
1122 Alma Road (O) .........................    1977    1997          --         754         3,015              169

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way (O) ...............    1981    1997          --       1,619         6,476            1,082

                                                        GROSS AMOUNT AT WHICH
                                                      CARRIED AT CLOSE OF COSTS
                                                             PERIOD (1)
                                                   --------------------------------
                                                         BUILDING AND                   ACCUMULATED
PROPERTY LOCATION (2)                              LAND  IMPROVEMENTS         TOTAL    DEPRECIATION
---------------------                              ----  ------------         -----    ------------
MONTGOMERY COUNTY, PENNSYLVANIA
LOWER PROVIDENCE
1000 Madison Avenue (O) ....................      1,714        13,082        14,796           1,397
PLYMOUTH MEETING
1150 Plymouth Meeting Mall (O) .............        125        21,825        21,950           2,055
Five Sentry Parkway East (O) ...............        642         8,472         9,114           1,093
Five Sentry Parkway West (O) ...............        268         3,388         3,656             439

FAIRFIELD COUNTY, CONNECTICUT
GREENWICH
500 West Putnam Avenue (O) .................      3,300        17,723        21,023           1,904
NORWALK
40 Richards Avenue (O) .....................      1,087        20,209        21,296           1,837
SHELTON
1000 Bridgeport Avenue (O) .................        744        15,441        16,185           1,827
STAMFORD
419 West Avenue (F) ........................      4,538         9,295        13,833           1,168
500 West Avenue (F) ........................        415         1,864         2,279             280
550 West Avenue (F) ........................      1,975         4,190         6,165             749
600 West Avenue (F) ........................      2,305         3,696         6,001             178
650 West Avenue (F) ........................      1,328         3,905         5,233             577

WASHINGTON, D.C ............................
1201 Connecticut Avenue, NW (O) ............     14,228        19,714        33,942           1,254
1400 L Street, NW (O) ......................     13,054        28,337        41,391           2,659

PRINCE GEORGE'S COUNTY, MARYLAND
LANHAM
4200 Parliament Place (O) ..................      1,393        14,850        16,243           1,369

BEXAR COUNTY, TEXAS
SAN ANTONIO
84 N.E. Loop 410 (O) .......................      2,295        11,067        13,362             750
111 Soledad (O) ............................      2,004         8,822        10,826             633

COLLIN COUNTY, TEXAS
PLANO
555 Republic Place (O) .....................        942         4,415         5,357             371

DALLAS COUNTY, TEXAS
DALLAS
3030 LBJ Freeway (O) .......................      6,098        25,777        31,875           2,321
3100 Monticello (O) ........................      2,511        12,078        14,589             985
IRVING
2300 Valley View (O) .......................      1,913         9,037        10,950             759
RICHARDSON
1122 Alma Road (O) .........................        754         3,184         3,938             262

HARRIS COUNTY, TEXAS
HOUSTON
10497 Town & Country Way (O) ...............      1,619         7,558         9,177             549

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                  INITIAL COSTS           COSTS
                                                                                ------------------     CAPITALIZED
                                                   YEAR           RELATED             BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                          BUILT  ACQUIRED  ENCUMBRANCES    LAND  IMPROVEMENTS   TO ACQUISITION
---------------------                          -----  --------  ------------    ----  ------------   --------------
5300 Memorial Drive (O) ....................    1982    1997          --       1,283         7,269              588
1717 St. James Place (O) ...................    1975    1997          --         909         3,636              450
1770 St. James Place (O) ...................    1973    1997          --         730         2,920              631

TARRANT COUNTY, TEXAS
EULESS
150 West Park Way (O) ......................    1984    1997          --         852         3,410              173

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard (O) .............    1991    1997       6,717       2,732        10,927            5,744
PHOENIX
19640 North 31st Street (O) ................    1990    1997       7,112       3,437        13,747                4
SCOTTSDALE
9060 E. Via Linda Boulevard (O) ............    1984    1997          --       3,720        14,879               37

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street (O) .............    1997    1998          --       2,680        23,125               27
DENVER
400 South Colorado Boulevard (O) ...........    1983    1998          --       1,461        10,620              568
ENGLEWOOD
9359 East Nichols Avenue (O) ...............    1997    1998          --       1,155         8,171             (409)
5350 South Roslyn Street (O) ...............    1982    1998          --         862         6,831              (14)

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court (O) .............    1997    1998          --         653         4,936               28
303 South Technology Court-A (O) ...........    1997    1998          --         623         3,892               35
303 South Technology Court-B (O) ...........    1997    1998          --         623         3,892               36
LOUISVILLE
1172 Century Drive (O) .....................    1996    1998          --         707         4,647              218
248 Centennial Parkway (O) .................    1996    1998          --         708         4,647              217
285 Century Place (O) ......................    1997    1998          --         889        10,133               26

DENVER COUNTY, COLORADO
DENVER
8181 East Tufts Avenue (O) .................    2001    2001          --       2,342        32,029              703
3600 South Yosemite (O) ....................    1974    1998          --         556        12,980               27

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
67 Inverness Drive East (O) ................    1996    1998          --       1,034         5,516               25
384 Inverness Drive South (O) ..............    1985    1998          --         703         5,653              245
400 Inverness Drive (O) ....................    1997    1998          --       1,584        19,878             (583)
5975 South Quebec Street (O) ...............    1996    1998          --         855        11,551              324
PARKER
9777 Pyramid Court (O) .....................    1995    1998          --       1,304        13,189               26

                                                        GROSS AMOUNT AT WHICH
                                                      CARRIED AT CLOSE OF COSTS
                                                             PERIOD (1)
                                                   --------------------------------
                                                         BUILDING AND                   ACCUMULATED
PROPERTY LOCATION (2)                              LAND  IMPROVEMENTS         TOTAL    DEPRECIATION
---------------------                              ----  ------------         -----    ------------
5300 Memorial Drive (O) ....................      1,710         7,430         9,140             494
1717 St. James Place (O) ...................        909         4,086         4,995             319
1770 St. James Place (O) ...................        730         3,551         4,281             276

TARRANT COUNTY, TEXAS
EULESS
150 West Park Way (O) ......................        852         3,583         4,435             325

MARICOPA COUNTY, ARIZONA
GLENDALE
5551 West Talavi Boulevard (O) .............      3,593        15,810        19,403           1,225
PHOENIX
19640 North 31st Street (O) ................      3,437        13,751        17,188           1,132
SCOTTSDALE
9060 E. Via Linda Boulevard (O) ............      3,720        14,916        18,636           1,225

ARAPAHOE COUNTY, COLORADO
AURORA
750 South Richfield Street (O) .............      2,682        23,150        25,832           1,746
DENVER
400 South Colorado Boulevard (O) ...........      1,461        11,188        12,649             842
ENGLEWOOD
9359 East Nichols Avenue (O) ...............      1,155         7,762         8,917             600
5350 South Roslyn Street (O) ...............        862         6,817         7,679             580

BOULDER COUNTY, COLORADO
BROOMFIELD
105 South Technology Court (O) .............        653         4,964         5,617             380
303 South Technology Court-A (O) ...........        623         3,927         4,550             317
303 South Technology Court-B (O) ...........        623         3,928         4,551             318
LOUISVILLE
1172 Century Drive (O) .....................        707         4,865         5,572             385
248 Centennial Parkway (O) .................        708         4,864         5,572             385
285 Century Place (O) ......................        891        10,157        11,048             747

DENVER COUNTY, COLORADO
DENVER
8181 East Tufts Avenue (O) .................      2,342        32,732        35,074              81
3600 South Yosemite (O) ....................        556        13,007        13,563             957

DOUGLAS COUNTY, COLORADO
ENGLEWOOD
67 Inverness Drive East (O) ................      1,035         5,540         6,575             450
384 Inverness Drive South (O) ..............        703         5,898         6,601             466
400 Inverness Drive (O) ....................      1,584        19,295        20,879           1,442
5975 South Quebec Street (O) ...............        857        11,873        12,730             932
PARKER
9777 Pyramid Court (O) .....................      1,306        13,213        14,519           1,063

                          MACK-CALI REALTY CORPORATION
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                  INITIAL COSTS           COSTS
                                                                                ------------------     CAPITALIZED
                                                   YEAR           RELATED             BUILDING AND     SUBSEQUENT
PROPERTY LOCATION (2)                          BUILT  ACQUIRED  ENCUMBRANCES    LAND  IMPROVEMENTS   TO ACQUISITION
---------------------                          -----  --------  ------------    ----  ------------   --------------
EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer (O) ..........................    1998    1999          --         347         2,507            3,023
1975 Research Parkway (O) ..................    1997    1998          --       1,397        13,221            2,891
2375 Telstar Drive (O) .....................    1998    1999          --         348         2,507            3,021

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard (O) ....................    1985    1998          --         774         6,891              612

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (O) ......................    1977    1999          --       9,348        24,934            6,814
760 Market Street (O) ......................    1908    1997          --       5,588        22,352           38,995

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard (O) ..................    1982    1997          --       3,959        15,837            1,604

PROJECTS UNDER DEVELOPMENT .................                          --      56,020            --          125,396

FURNITURE, FIXTURES & EQUIPMENT ............                          --          --            --            7,189

--------------------------------------------------------------------------------------------------------------------
TOTALS .....................................                    $543,807    $523,288    $2,749,524        $ 558,727
====================================================================================================================

                                                        GROSS AMOUNT AT WHICH
                                                      CARRIED AT CLOSE OF COSTS
                                                             PERIOD (1)
                                                   --------------------------------
                                                         BUILDING AND                   ACCUMULATED
PROPERTY LOCATION (2)                              LAND  IMPROVEMENTS         TOTAL    DEPRECIATION
---------------------                              ----  ------------         -----    ------------
EL PASO COUNTY, COLORADO
COLORADO SPRINGS
8415 Explorer (O) ..........................        348         5,529         5,877             228
1975 Research Parkway (O) ..................      1,611        15,898        17,509           1,166
2375 Telstar Drive (O) .....................        348         5,528         5,876             229

JEFFERSON COUNTY, COLORADO
LAKEWOOD
141 Union Boulevard (O) ....................        775         7,502         8,277             646

SAN FRANCISCO COUNTY, CALIFORNIA
SAN FRANCISCO
795 Folsom Street (O) ......................      9,350        31,746        41,096           2,790
760 Market Street (O) ......................     13,499        53,436        66,935           5,199

HILLSBOROUGH COUNTY, FLORIDA
TAMPA
501 Kennedy Boulevard (O) ..................      3,959        17,441        21,400           1,432

PROJECTS UNDER DEVELOPMENT .................     56,020       125,396       181,416              --

FURNITURE, FIXTURES & EQUIPMENT ............         --         7,189         7,189           3,493

----------------------------------------------------------------------------------------------------
TOTALS .....................................   $541,162    $3,290,377    $3,831,539        $379,084
====================================================================================================

(1) The aggregate cost for federal income tax purposes at December 31, 2001 was approximately $2.84 billion.

(2)   LEGEND OF PROPERTY CODES:

      (O)=Office Property                 (M)=Multi-family Residential Property
      (F)=Office/Flex Property            (R)=Stand-alone Retail Property
      (I)=Industrial/Warehouse Property   (L)=Land Lease

                          MACK-CALI REALTY CORPORATION
                              NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2001, 2000 and 1999, are as follow (IN THOUSANDS):

                                              2001            2000            1999
                                              ----            ----            ----
RENTAL PROPERTIES
Balance at beginning of year           $ 3,589,877     $ 3,654,845     $ 3,467,799
   Additions                               382,382         268,900         204,565
   Rental property held for sale -
    before accumulated depreciation       (453,469)       (114,477)             --
   Properties sold                        (140,719)       (219,391)        (15,903)
   Retirements/disposals                        --              --          (1,616)
                                       -----------     -----------     -----------
Balance at end of year                 $ 3,378,071     $ 3,589,877     $ 3,654,845
                                       ===========     ===========     ===========

ACCUMULATED DEPRECIATION
Balance at beginning of year           $   302,932     $   256,629     $   177,934
   Depreciation expense                     87,716          82,574          81,730
   Rental property held for sale           (28,379)         (7,019)             --
   Properties sold                         (11,564)        (29,252)         (1,419)
   Retirements/disposals                        --              --          (1,616)
                                       -----------     -----------     -----------
Balance at end of year                 $   350,705     $   302,932     $   256,629
                                       ===========     ===========     ===========

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

                                        Mack-Cali Realty Corporation
                                        (Registrant)

Date: February 20, 2002             By: /s/ BARRY LEFKOWITZ
                                        ----------------------------------------
                                        Barry Lefkowitz
                                        Executive Vice President &
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         NAME                             TITLE                       DATE
         ----                             -----                       ----


  /S/ WILLIAM L. MACK        Chairman of the Board             February 20, 2002
--------------------------
    William L. Mack


 /S/ MITCHELL E. HERSH       Chief Executive Officer           February 20, 2002
--------------------------      and Director
   Mitchell E. Hersh


  /S/ BARRY LEFKOWITZ        Executive Vice President and      February 20, 2002
--------------------------      Chief Financial Officer
    Barry Lefkowitz


   /S/ JOHN J. CALI          Director                          February 20, 2002
--------------------------
     John J. Cali


 /S/ BRENDAN T. BYRNE        Director                          February 20, 2002
--------------------------
   Brendan T. Byrne


   /S/ JOHN R. CALI          Director                          February 20, 2002
--------------------------
     John R. Cali


  /S/ NATHAN GANTCHER        Director                          February 20, 2002
--------------------------
    Nathan Gantcher


  /S/ MARTIN D. GRUSS        Director                          February 20, 2002
--------------------------
    Martin D. Gruss

         NAME                             TITLE                       DATE
         ----                             -----                       ----


   /S/ EARLE I. MACK         Director                          February 20, 2002
--------------------------
     Earle I. Mack


/S/ ALAN G. PHILIBOSIAN      Director                          February 20, 2002
--------------------------
  Alan G. Philibosian


   /S/ IRVIN D. REID         Director                          February 20, 2002
--------------------------
     Irvin D. Reid


   /S/ VINCENT TESE          Director                          February 20, 2002
--------------------------
     Vincent Tese


/S/ ROBERT F. WEINBERG       Director                          February 20, 2002
--------------------------
  Robert F. Weinberg


 /S/ ROY J. ZUCKERBERG       Director                          February 20, 2002
--------------------------
   Roy J. Zuckerberg

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

      4.2 Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement, dated as of June 27, 2000, by and among Mack-Cali Realty Corporation and EquiServe Trust Company, N.A. (filed as
                  Exhibit 4.1 to the Company's Form 8-K dated June 27, 2000 and incorporated herein by reference).

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

      Exhibit
      Number      Exhibit Title
      ------      -------------

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


----------
*FILED HEREWITH