Form 10-Q
period 2002-03-31
MACK CALI REALTY CORP
filed 2002-05-07
CIK 924901

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
/X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to ________________
Commission file number 1-13274

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2002, there were 57,323,679 shares of $0.01 par value common stock outstanding.

                          MACK-CALI REALTY CORPORATION

                                    FORM 10-Q

                                      INDEX

                                                                                    PAGE
PART I    FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets as of March 31, 2002
                       and December 31, 2001....................................     4

                   Consolidated Statements of Operations for the three months
                       ended March 31, 2002 and 2001............................     5

                   Consolidated Statement of Changes in Stockholders' Equity
                       for the three months ended March 31, 2002................     6

                   Consolidated Statements of Cash Flows for the three months
                       ended March 31, 2002 and 2001............................     7

                   Notes to Consolidated Financial Statements...................     8

          Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations................................    24

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk...    33

PART II   OTHER INFORMATION AND SIGNATURES

          Item 1.  Legal Proceedings............................................    34

          Item 2.  Changes in Securities and Use of Proceeds....................    34

          Item 3.  Defaults Upon Senior Securities..............................    34

          Item 4.  Submission of Matters to a Vote of Security Holders..........    34

          Item 5.  Other Information............................................    34

          Item 6.  Exhibits.....................................................    35

                   Signatures...................................................    38

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

          The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

          The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    March 31,
                                                                         2002   December 31,
ASSETS                                                            (UNAUDITED)           2001
--------------------------------------------------------------------------------------------
Rental property
   Land and leasehold interests                                  $    479,914   $    479,358
   Buildings and improvements                                       2,781,630      2,751,453
   Tenant improvements                                                139,385        140,071
   Furniture, fixtures and equipment                                    7,268          7,189
--------------------------------------------------------------------------------------------
                                                                    3,408,197      3,378,071
   Less - accumulated depreciation and amortization                  (363,271)      (350,705)
--------------------------------------------------------------------------------------------
                                                                    3,044,926      3,027,366
   Rental property held for sale, net                                 376,141        384,626
--------------------------------------------------------------------------------------------
     Net investment in rental property                              3,421,067      3,411,992
Cash and cash equivalents                                               2,136         12,835
Investments in unconsolidated joint ventures                          164,093        146,540
Unbilled rents receivable, net                                         63,572         60,829
Deferred charges and other assets, net                                104,951        101,499
Restricted cash                                                         7,401          7,914
Accounts receivable, net of allowance for doubtful accounts
   of $834 and $752                                                     5,151          5,161
--------------------------------------------------------------------------------------------
Total assets                                                     $  3,768,371   $  3,746,770
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Senior unsecured notes                                           $  1,096,965   $  1,096,843
Revolving credit facilities                                            81,000         59,500
Mortgages and loans payable                                           542,899        543,807
Dividends and distributions payable                                    44,346         44,069
Accounts payable and accrued expenses                                  61,189         64,620
Rents received in advance and security deposits                        34,724         33,512
Accrued interest payable                                                9,392         25,587
--------------------------------------------------------------------------------------------
     Total liabilities                                              1,870,515      1,867,938
--------------------------------------------------------------------------------------------

Minority interest in Operating Partnership                            446,920        446,244

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized, none issued                  --             --
Common stock, $0.01 par value, 190,000,000 shares authorized,
   57,197,440 and 56,712,270 shares outstanding                           572            567
Additional paid-in capital                                          1,514,965      1,501,623
Dividends in excess of net earnings                                   (59,764)       (64,906)
Unamortized stock compensation                                         (4,837)        (4,696)
--------------------------------------------------------------------------------------------
     Total stockholders' equity                                     1,450,936      1,432,588
--------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                       $  3,768,371   $  3,746,770
============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
REVENUES                                                                 2002           2001
--------------------------------------------------------------------------------------------
Base rents                                                       $    126,457   $    125,376
Escalations and recoveries from tenants                                13,270         14,762
Parking and other                                                       3,064          2,346
Equity in (loss) earnings of unconsolidated joint ventures             (1,305)         3,409
Interest income                                                           338            613
--------------------------------------------------------------------------------------------
     Total revenues                                                   141,824        146,506
--------------------------------------------------------------------------------------------

EXPENSES
--------------------------------------------------------------------------------------------
Real estate taxes                                                      15,333         15,287
Utilities                                                              10,130         11,956
Operating services                                                     16,198         17,879
General and administrative                                              6,705          6,010
Depreciation and amortization                                          23,953         23,484
Interest expense                                                       26,359         28,365
--------------------------------------------------------------------------------------------
     Total expenses                                                    98,678        102,981
--------------------------------------------------------------------------------------------
Income before realized gains and unrealized losses
   on disposition of rental property and minority interest             43,146         43,525
Realized gains and unrealized losses on
   disposition of rental property, net                                  7,098        (20,563)
--------------------------------------------------------------------------------------------
Income before minority interest                                        50,244         22,962
Minority interest in Operating Partnership                              9,629          6,224
--------------------------------------------------------------------------------------------

Net income                                                       $     40,615   $     16,738
============================================================================================

Basic earnings per share                                         $       0.72   $       0.29

Diluted earnings per share                                       $       0.70   $       0.29

Dividends declared per common share                              $       0.62   $       0.61
--------------------------------------------------------------------------------------------

Basic weighted average shares outstanding                              56,799         56,807

Diluted weighted average shares outstanding                            71,461         64,994
--------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS) (UNAUDITED)

                                                                           Additional   Dividends in    Unamortized          Total
                                                        Common Stock          Paid-In      Excess of          Stock  Stockholders'
                                                     Shares   Par Value       Capital   Net Earnings   Compensation         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                          56,712   $      567   $1,501,623   $    (64,906)  $     (4,696)  $   1,432,588
  Net income                                            --           --           --         40,615             --          40,615
  Dividends                                             --           --           --        (35,473)            --         (35,473)
  Redemption of common units for
   shares of common stock                                3           --           80             --             --              80
  Proceeds from stock options exercised                488            5       12,734             --             --          12,739
  Deferred compensation plan for directors              --           --           41             --             --              41
  Amortization of stock compensation                    --           --           --             --            498             498
  Adjustment to fair value of restricted stock          --           --          639             --           (639)             --
  Repurchase of common stock                            (5)          --         (152)            --             --            (152)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002                           57,198   $      572   $1,514,965   $    (59,764)  $     (4,837)  $   1,450,936
===================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                  2002            2001
-------------------------------------------------------------------------------------------
Net income                                                       $  40,615      $   16,738
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                  23,953          23,484
     Amortization of stock compensation                                498             301
     Amortization of deferred financing costs and debt discount      1,176           1,230
     Equity in loss (earnings) of unconsolidated joint ventures      1,305          (3,409)
     Realized (gains) and unrealized losses on disposition
       of rental property, net                                      (7,098)         20,563
     Minority interest                                               9,629           6,224
Changes in operating assets and liabilities:
     Increase in unbilled rents receivable, net                     (2,743)         (3,775)
     Increase in deferred charges and other assets, net             (8,742)         (3,582)
     Decrease (increase) in accounts receivable, net                    10            (977)
     Decrease in accounts payable and accrued expenses              (3,431)         (1,216)
     Increase in rents received in advance and security deposits     1,212           4,392
     Decrease in accrued interest payable                          (16,196)         (7,359)
-------------------------------------------------------------------------------------------

     Net cash provided by operating activities                   $  40,188      $   52,614
===========================================================================================

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------------------------------------------
Additions to rental property                                     $ (39,347)     $  (49,382)
Repayment of mortgage note receivable                                   --           5,983
Investments in unconsolidated joint ventures                       (21,083)        (11,244)
Distributions from unconsolidated joint ventures                     2,239          17,146
Proceeds from sales of rental property                              17,559              --
Decrease (increase) in restricted cash                                 513            (964)
-------------------------------------------------------------------------------------------

     Net cash used in investing activities                       $ (40,119)     $  (38,461)
===========================================================================================

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------------------------------------------
Proceeds from senior unsecured notes                             $      --      $  298,269
Proceeds from revolving credit facilities                          113,400          65,497
Repayments of revolving credit facilities                          (91,900)       (329,337)
Repayments of mortgages and loans payable                             (786)           (866)
Repurchase of common stock                                            (152)         (3,605)
Payment of financing costs                                              --          (2,582)
Proceeds from stock options exercised                               12,739             508
Payment of dividends and distributions                             (44,069)        (43,496)
-------------------------------------------------------------------------------------------

     Net cash used in financing activities                       $ (10,768)     $  (15,612)
===========================================================================================

Net decrease in cash and cash equivalents                        $ (10,699)     $   (1,459)
Cash and cash equivalents, beginning of period                      12,835          13,179
-------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                         $   2,136      $   11,720
===========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE/UNIT AMOUNTS)

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, and subsidiaries (the "Company") is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of March 31, 2002, the Company owned or had interests in 267 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.6 million square feet, and are comprised of 161 office buildings and 95 office/flex buildings, totaling approximately 28.2 million square feet (which include eight office buildings and one office/flex building aggregating 1.7 million square feet, owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties and three land leases. The Properties are located in 10 states, primarily in the Northeast, plus the District of Columbia.

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

2. SIGNIFICANT ACCOUNTING POLICIES

RENTAL
PROPERTY Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Included in total rental property is construction-in-progress of $245,912 and $210,463 as of March 31, 2002 and December 31, 2001, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

                   Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

                   Leasehold interests                                        Remaining lease term
                   -------------------------------------------------------------------------------
                   Buildings and improvements                                        5 to 40 years
                   -------------------------------------------------------------------------------
                   Tenant improvements                      The shorter of the term of the related
                                                                              lease or useful life
                   -------------------------------------------------------------------------------
                   Furniture, fixtures and equipment                                 5 to 10 years
                   -------------------------------------------------------------------------------

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

                   When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established. See Note 6.

                   Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Company prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the prior year's presentation. As there were no additional properties identified as held for sale in the first quarter of 2002, the Company did not report any discontinued operations for the current period.

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

DEFERRED
FINANCING COSTS    Costs incurred in obtaining financing are capitalized and
                   amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,176 and $1,121 for the three months ended March 31, 2002 and 2001, respectively.

DEFERRED
LEASING COSTS      Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.
                   Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.
                   Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $990 and $740 for the three months ended March 31, 2002 and 2001, respectively.

RESTRICTED CASH    Restricted cash includes tenant security deposits and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements.

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

                   Reimbursements are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 12.

INCOME AND
OTHER TAXES        The Company has elected to be taxed as a REIT under Sections
                   856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income tax on net income that it currently distributes to its shareholders, provided that the Company satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income to its shareholders. The Company may elect to treat one or more of its corporate subsidiaries as a taxable REIT subsidiary
                   ("TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat certain of its existing and newly created corporate subsidiaries as a TRS. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax
                   (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

EARNINGS
PER SHARE          The Company presents both basic and diluted earnings per
                   share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period.
                   Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

DIVIDENDS AND
DISTRIBUTIONS
PAYABLE The dividends and distributions payable at March 31, 2002 represents dividends payable to shareholders of record as of April 3, 2002 (57,214,490 shares), distributions payable to minority interest common unitholders (7,951,775 common units) on that same date and preferred distributions payable to preferred unitholders (220,340 preferred units) for the first quarter 2002. The first quarter 2002 dividends and common unit distributions of $0.62 per share and per common unit, as well as the first quarter preferred unit distribution of $17.8932 per preferred unit, were approved by the Board of Directors on March 15, 2002 and paid on April 22, 2002.

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

STOCK OPTIONS      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles
                   Board Opinion No. 25, "Accounting for Stock Issued to
                   Employees," and related Interpretations ("APB No. 25"). Under
                   APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted.
                   Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Company's stock option plans for the granting of stock options. See Note 13.

RECLASSIFICATIONS  Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3. PROPERTY SALES

The Company sold the following multi-family residential property during the three months ended March 31, 2002:

----------------------------------------------------------------------------------------------------------------------------------
Sale                                                                         # of                Net Sales   Net Book     Realized
Date         Property Name       Location                                  Bldgs.        Size     Proceeds      Value         Gain
----------------------------------------------------------------------------------------------------------------------------------
1/30/02      25 Martine Avenue   White Plains, Westchester County, NY           1   124 units     $ 17,559   $ 10,461      $ 7,098
----------------------------------------------------------------------------------------------------------------------------------

TOTAL PROPERTY SALES:                                                           1   124 units     $ 17,559   $ 10,461      $ 7,098
----------------------------------------------------------------------------------------------------------------------------------

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company's unconsolidated joint ventures aggregating $466,320 are non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and except as otherwise indicated below.

PRU-BETA 3 (NINE CAMPUS DRIVE)
On March 27, 1998, the Company acquired a 50 percent interest in an existing joint venture with The Prudential Insurance Company of America ("Prudential"), known as Pru-Beta 3, which owned and operated Nine Campus Drive, a 156,495 square-foot office building, located in the Mack-Cali Business Campus office complex in Parsippany, Morris County, New Jersey. On November 5, 2001, the Company acquired the remaining interest in the property for approximately $15,073. The property has been consolidated in the Company's financial statements subsequent to the acquisition of the remaining interest. The Company performed management and leasing services for the property when it was owned by the joint venture and recognized $37 in fees for such services in the three months ended March 31, 2001.

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

   PACIFIC PLAZA I & II
   Pacific Plaza I & II is a two-phase development joint venture project, located in the city of Daly City, San Mateo County, California between HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which was placed in service in August 2001, consists of a nine-story office building, aggregating 369,682 square feet. Phase II, which is currently under construction, will comprise a three-story retail and theater complex. The Company performs management services for this property owned by the joint venture and recognized $50 and none in fees for such services in the three months ended March 31, 2002 and 2001, respectively.

   STADIUM GATEWAY
   Stadium Gateway is a development joint venture project located in Anaheim, Orange County, California between HPMC Development Partners II, L.P. and a third-party entity. The venture has constructed a six-story, 261,554 square-foot office building, which was placed in service in January 2002.

G&G MARTCO (CONVENTION PLAZA)
On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, known as G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of the Company's initial investment was financed through the issuance of common units, as well as funds drawn from the Company's credit facilities. Subsequently, on June 4, 1999, the Company acquired an additional
0.1 percent interest in G&G Martco through the issuance of common units. The Company performs management and leasing services for the property owned by the joint venture and recognized $63 and $54 in fees for such services in the three months ended March 31, 2002 and 2001, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.
On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was initially formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside Financial Center office complex. The Company holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Company's Harborside property and Manhattan. In the fourth quarter 2000, the Company started construction of a 575,000 square-foot office building on certain of the land owned by the venture. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term. The lease agreement obligates the Company, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election, to additional space in any adjacent Harborside projects. Such options may obligate the Company to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Company be unable to or choose not to provide such expansion space, the Company could be liable to Schwab for its actual damages, in no event to exceed $15,000. The project under construction, which is anticipated to be completed in late 2002, is currently projected to cost the Company approximately $145,000, of which $90,098 has been incurred by the Company through March 31, 2002.

RAMLAND REALTY ASSOCIATES L.L.C. (ONE RAMLAND ROAD)
On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building plus adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The property's principal tenant, Superior Bank has been declared insolvent and taken over by the Federal Deposit Insurance Corporation (FDIC). The tenant has continued to meet its rental payment obligation through April 2002 and has not given the Company an indication regarding its intent for the leased space. As a result of uncertainty regarding the tenant's ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which is included in the accompanying financial information presented for the three months ended March 31, 2002. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $25 and $18 in fees for such services in the three months ended March 31, 2002 and 2001, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 SOUTH DAIRY ASHFORD/2100 WEST LOOP SOUTH)
On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998 and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The Company performed management and leasing services for the properties owned by the joint venture and recognized $45 and $47 in fees for such services in the three months ended March 31, 2002 and 2001, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Company, based on the underlying fair value of Prudential's interest in the venture at the time of conversion.

ARCAP INVESTORS, L.L.C.
In 1999, the Company invested $20,000 in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). William L. Mack, Chairman of the Board of Directors of the Company, is a principal of an entity that owns approximately 28 percent of the venture and has nominated a member of its board of directors. At March 31, 2002, the venture held approximately $576,536 of assets, comprised principally of subordinated CMBS recorded at market value.

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

SOUTH PIER AT HARBORSIDE - HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the Company's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey. In July 2000, the joint venture began development of the hotel project, which is expected to be completed by late 2002. The total cost of the construction project is estimated to be approximately $103,000. The venture has obtained a construction loan of $63,700, of which each partner, including the Company, has severally guaranteed repayment of approximately $11,148. Additionally, the Company has posted an $8,000 letter of credit in support of another loan to the joint venture, $4,000 of which is indemnified by Hyatt. In addition, the Company and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Company and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2002 and December 31, 2001:

                                                                             March 31, 2002
                                      ----------------------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland     Ashford
                                        Pru-Beta 3         HPMC         Martco     Exchange       Realty        Loop        ARCap
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                 $       --     $ 19,234      $   9,245     $ 97,130      $17,699    $ 37,197    $      --
   Other assets                                 59       19,493          2,710           65        2,709       1,185      576,536
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                         $       59     $ 38,727      $  11,955     $ 97,195      $20,408    $ 38,382    $ 576,536
===================================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable          $       --     $ 13,976      $  50,000     $     --      $15,801    $     --    $ 323,966
   Other liabilities                            --          493          1,249        6,635           99         349        2,303
   Partners'/members' capital                   59       24,258        (39,294)      90,560        4,508      38,033      250,267
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital           $       59     $ 38,727      $  11,955     $ 97,195      $20,408    $ 38,382    $ 576,536
===================================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                       $       --     $ 25,299      $   2,726     $ 95,358      $ 1,826    $  7,941    $  15,129
-----------------------------------------------------------------------------------------------------------------------------------

                                                     March 31, 2002
                                        -----------------------------------------
                                            MC-SJP
                                            Morris     Harborside     Combined
                                            Realty     South Pier        Total
---------------------------------------------------------------------------------
ASSETS:
   Rental property, net                 $   16,539     $   76,737    $ 273,781
   Other assets                                165            100      603,022
---------------------------------------------------------------------------------
   Total assets                         $   16,704     $   76,837    $ 876,803
=================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable          $   17,433     $   45,144    $ 466,320
   Other liabilities                           103          5,391       16,622
   Partners'/members' capital                 (832)        26,302      393,861
---------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital           $   16,704     $   76,837    $ 876,803
=================================================================================
Company's net investment
   in unconsolidated
   joint ventures                       $      186     $   15,628    $ 164,093
---------------------------------------------------------------------------------

                                                                             December 31, 2001
                                      ----------------------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland     Ashford
                                        Pru-Beta 3         HPMC         Martco     Exchange       Realty        Loop        ARCap
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
   Rental property, net                 $       --     $ 19,556      $   9,598     $ 81,070      $18,119    $ 37,359    $      --
   Other assets                                732       20,267          2,163          120        4,822       1,132      595,937
-----------------------------------------------------------------------------------------------------------------------------------
   Total assets                         $      732     $ 39,823      $  11,761     $ 81,190      $22,941    $ 38,491    $ 595,937
===================================================================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable          $       --     $ 13,976      $  50,000     $     --      $15,974    $     --    $ 324,819
   Other liabilities                            --          897          1,196        9,667           83         949        3,736
   Partners'/members' capital                  732       24,950        (39,435)      71,523        6,884      37,542      267,382
-----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital           $      732     $ 39,823      $  11,761     $ 81,190      $22,941    $ 38,491    $ 595,937
===================================================================================================================================
Company's net investment
   in unconsolidated
   joint ventures                       $      350     $ 24,545      $   2,795     $ 74,651      $ 3,014    $  7,809    $  17,897
-----------------------------------------------------------------------------------------------------------------------------------

                                                   December 31, 2001
                                      -------------------------------------------
                                            MC-SJP
                                            Morris     Harborside     Combined
                                            Realty     South Pier        Total
---------------------------------------------------------------------------------
ASSETS:
   Rental property, net                 $   16,607     $   63,236    $ 245,545
   Other assets                                107            100      625,380
---------------------------------------------------------------------------------
   Total assets                         $   16,714     $   63,336    $ 870,925
=================================================================================
LIABILITIES AND PARTNERS'/
MEMBERS' CAPITAL:
   Mortgages and loans payable          $   16,795     $   34,107    $ 455,671
   Other liabilities                           103          2,927       19,558
   Partners'/members' capital                 (184)        26,302      395,696
---------------------------------------------------------------------------------
   Total liabilities and
   partners'/members' capital           $   16,714     $   63,336    $ 870,925
=================================================================================
Company's net investment
   in unconsolidated
   joint ventures                       $      183     $   15,296    $ 146,540
---------------------------------------------------------------------------------

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2002 and 2001:

                                                                     Three Months Ended March 31, 2002
                                      ---------------------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland     Ashford
                                        Pru-Beta 3         HPMC         Martco     Exchange       Realty        Loop        ARCap
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                          $        1     $  1,308      $   3,405     $      3      $   973    $  1,031    $  21,350
Operating and other expenses                     6         (392)          (853)          (9)      (1,856)       (448)     (24,253)
Depreciation and amortization                    -         (385)          (406)         (10)      (1,303)       (162)          --
Interest expense                                 -         (151)          (505)          --         (190)         --       (8,244)
-----------------------------------------------------------------------------------------------------------------------------------

Net income                              $        7     $    380      $   1,641     $    (16)     $(2,376)   $    421    $ (11,147)
===================================================================================================================================
Company's equity in (loss)
   earnings of unconsolidated
   joint ventures                       $      (13)    $  1,315      $     681     $    (16)     $(1,188)   $    132    $  (2,216)
-----------------------------------------------------------------------------------------------------------------------------------

                                            Three Months Ended March 31, 2002
                                      --------------------------------------------
                                            MC-SJP
                                            Morris     Harborside     Combined
                                            Realty     South Pier        Total
----------------------------------------------------------------------------------
Total revenues                          $        --    $       --    $  28,071
Operating and other expenses                   (315)           --      (28,120)
Depreciation and amortization                    --            --       (2,266)
Interest expense                               (638)           --       (9,728)
----------------------------------------------------------------------------------

Net income                              $      (953)   $       --    $ (12,043)
==================================================================================
Company's equity in (loss)
   earnings of unconsolidated
   joint ventures                       $        --    $       --    $  (1,305)
----------------------------------------------------------------------------------

                                                                     Three Months Ended March 31, 2001
                                      ---------------------------------------------------------------------------------------------
                                                                                   American
                                                                           G&G    Financial      Ramland     Ashford
                                        Pru-Beta 3          HPMC        Martco     Exchange       Realty        Loop        ARCap
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues                          $   1,253      $  5,512      $   2,721     $    220      $   969    $  1,574    $  19,354
Operating and other expenses                 (413)         (729)          (805)         (33)        (343)       (717)      (1,841)
Depreciation and amortization                (293)       (1,823)          (389)         (15)        (246)       (231)          --
Interest expense                               --        (1,376)          (985)          --         (356)         --       (3,014)
-----------------------------------------------------------------------------------------------------------------------------------

Net income                              $     547      $  1,584      $     542     $    172      $    24    $    626    $  14,499
===================================================================================================================================
Company's equity in (loss)
   earnings of unconsolidated
   joint ventures                       $     258      $  2,152      $     171     $    172      $    59    $     97    $     500
-----------------------------------------------------------------------------------------------------------------------------------

                                            Three Months Ended March 31, 2001
                                      --------------------------------------------
                                            MC-SJP
                                            Morris     Harborside     Combined
                                            Realty     South Pier        Total
----------------------------------------------------------------------------------
Total revenues                          $       --     $       --    $  31,603
Operating and other expenses                    --             --       (4,881)
Depreciation and amortization                   --             --       (2,997)
Interest expense                                --             --       (5,731)
----------------------------------------------------------------------------------

Net income                              $       --     $       --    $  17,994
==================================================================================
Company's equity in (loss)
   earnings of unconsolidated
   joint ventures                       $       --     $       --    $   3,409
----------------------------------------------------------------------------------

5.  DEFERRED CHARGES AND OTHER ASSETS

                                                                                        March 31,      December 31,
                                                                                             2002              2001
----------------------------------------------------------------------------------------------------------------------
Deferred leasing costs                                                                   $ 97,923          $ 93,677
Deferred financing costs                                                                   26,569            26,569
----------------------------------------------------------------------------------------------------------------------
                                                                                          124,492           120,246
Accumulated amortization                                                                  (41,121)          (36,746)
----------------------------------------------------------------------------------------------------------------------
Deferred charges, net                                                                      83,371            83,500
Prepaid expenses and other assets                                                          21,580            17,999
----------------------------------------------------------------------------------------------------------------------

Total deferred charges and other assets, net                                             $104,951          $101,499
======================================================================================================================

6.  RENTAL PROPERTY HELD FOR SALE

PROPERTIES HELD FOR SALE
As of March 31, 2002, the Company has identified 37 office properties, aggregating approximately 4.3 million square feet and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona and Florida. Such properties carried an aggregate book value of $376,200, net of accumulated depreciation of $27,018 and a valuation allowance of $40,464, at March 31, 2002.

As of December 31, 2001, the Company had identified 37 office properties, aggregating approximately 4.3 million square feet, a multi-family residential property and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona, Florida and New York. Such properties carried an aggregate book value of $384,626, net of accumulated depreciation of $28,379 and a valuation allowance of $40,464 at December 31, 2001.

On January 30, 2002, the Company sold 25 Martine Avenue, a 124-unit multi-family, residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17,559, which resulted in a gain of approximately $7,098.

The following is a summary of the condensed results of operations of the rental properties held for sale at March 31, 2002 for the three months ended March 31, 2002 and 2001:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                         2002               2001
---------------------------------------------------------------------------------------------------------------------
Total revenues                                                                       $ 17,308           $ 17,974
Operating and other expenses                                                           (7,211)            (7,194)
Depreciation and amortization                                                             (13)            (2,293)
---------------------------------------------------------------------------------------------------------------------

Net income                                                                           $ 10,084           $  8,487
=====================================================================================================================

While considered probable, there can be no assurance if and when sales of the Company's rental properties held for sale will occur.

During the three months ended March 31, 2001, the Company determined that the carrying amounts of certain properties identified as held for sale were not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $20,563 in that period.

REALIZED GAINS AND UNREALIZED LOSSES, NET
The following table summarizes realized gains and unrealized losses on disposition of rental property, net, for the three months ended March 31, 2002 and 2001:

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          2002                 2001
----------------------------------------------------------------------------------------------------------------------
Realized gains on sale of rental property, net                                          $7,098             $     --
Valuation allowance on rental property held for sale                                        --              (20,563)
----------------------------------------------------------------------------------------------------------------------

Realized gains and unrealized losses, net                                               $7,098             $(20,563)
======================================================================================================================

7.  SENIOR UNSECURED NOTES

A summary of the terms of the Senior Unsecured Notes outstanding as of March 31, 2002 and December 31, 2001 is as follows:

                                                                           March 31,      December 31,   Effective
                                                                               2002              2001     Rate (1)
----------------------------------------------------------------------------------------------------------------------
7.180% Senior Unsecured Notes, due December 31, 2003                     $  185,283        $  185,283           7.23%
7.000% Senior Unsecured Notes, due March 15, 2004                           299,844           299,824           7.27%
7.250% Senior Unsecured Notes, due March 15, 2009                           298,365           298,307           7.49%
7.835% Senior Unsecured Notes, due December 15, 2010                         15,000            15,000           7.95%
7.750% Senior Unsecured Notes, due February 15, 2011                        298,473           298,429           7.93%
----------------------------------------------------------------------------------------------------------------------

Total Senior Unsecured Notes                                             $1,096,965        $1,096,843           7.51%
======================================================================================================================

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

8.  REVOLVING CREDIT FACILITY

The Company has an unsecured revolving credit facility ("2000 Unsecured Facility") with a current borrowing capacity of $800,000 from a group of 24 lenders. The interest rate on outstanding borrowings under the credit line is currently the London Inter-Bank Offered Rate ("LIBOR") (1.88 percent at March 31, 2002) plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The 2000 Unsecured Facility also requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. Subject to certain conditions, the Company has the ability through June 22, 2002 to increase the borrowing capacity of the credit line up to $1,000,000. The 2000 Unsecured Facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise.

9.  MORTGAGES AND LOANS PAYABLE

The Company has mortgages and loans payable which are comprised of various loans collateralized by certain of the Company's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company's mortgages and loans payable as of March 31, 2002 and December 31, 2001 is as follows:

                                                                 EFFECTIVE         PRINCIPAL BALANCE AT
                                                                  INTEREST       MARCH 31,     DECEMBER 31,
PROPERTY NAME                  LENDER                                 RATE           2002              2001    MATURITY
-------------------------------------------------------------------------------------------------------------------------
Mack-Cali Willowbrook          CIGNA                                 8.67%      $   8,371        $    8,598    10/01/03
400 Chestnut Ridge             Prudential Insurance Co.              9.44%         12,396            12,646    07/01/04
Mack-Cali Centre VI            Principal Life Insurance Co.          6.87%         35,000            35,000    04/01/05
Various (a)                    Prudential Insurance Co.              7.10%        150,000           150,000    05/15/05
Mack-Cali Bridgewater I        New York Life Ins. Co.                7.00%         23,000            23,000    09/10/05
Mack-Cali Woodbridge II        New York Life Ins. Co.                7.50%         17,500            17,500    09/10/05
Mack-Cali Short Hills          Prudential Insurance Co.              7.74%         25,037            25,218    10/01/05
500 West Putnam Avenue         New York Life Ins. Co.                6.52%          9,064             9,273    10/10/05
Harborside - Plaza 1           U.S. West Pension Trust               5.61%         58,922            57,978    01/01/06
Harborside - Plazas 2 and 3    Northwestern/Principal                7.36%        161,078           162,022    01/01/06
Mack-Cali Airport              Allstate Life Insurance Co.           7.05%         10,353            10,394    04/01/07
Kemble Plaza I                 Mitsubishi Tr & Bk Co.          LIBOR+0.65%         32,178            32,178    01/31/09
-------------------------------------------------------------------------------------------------------------------------

Total Property Mortgages                                                        $ 542,899        $  543,807
=========================================================================================================================

(a) The Company has the option to convert the mortgage loan, which is secured by 12 properties, to unsecured debt, subject to, amongst other things, the Company having investment grade ratings from two rating agencies (at least one of which must be from S&P or Moody's) at the time of conversion.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2002 and 2001 was $46,773 and $37,917, respectively. Interest capitalized by the Company for the three months ended March 31, 2002 and 2001 was $5,454 and $3,350, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2002, the Company's total indebtedness of $1,720,864 (weighted average interest rate of 7.07 percent) was comprised of $113,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.71 percent) and fixed rate debt of $1,607,686 (weighted average rate of 7.38 percent).

As of December 31, 2001, the Company's total indebtedness of $1,700,150 (weighted average interest rate of 7.17 percent) was comprised of $91,678 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.38 percent) and fixed rate debt of $1,608,472 (weighted average rate of 7.38 percent).

10. MINORITY INTEREST

Minority interest in the accompanying consolidated financial statements relate to preferred units in the Operating Partnership ("Preferred Units"), common units in the Operating Partnership and warrants to purchase common units ("Unit Warrants"), all of which are held by parties other than the Company.

The following table sets forth the changes in minority interest which relate to Preferred Units, common units and Unit Warrants in the Operating Partnership for the three months ended March 31, 2002:

                               Preferred        Common         Unit      Preferred       Common        Unit
                                   Units         Units     Warrants    Unitholders  Unitholders    Warrants      Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002       220,340     7,954,775    2,000,000       $226,005     $211,715      $8,524   $446,244
Net income                            --            --           --          3,943        5,686          --      9,629
   Distributions                      --            --           --         (3,943)      (4,930)         --     (8,873)
   Redemption of common
     units for shares of
     common stock                     --        (3,000)          --             --          (80)         --        (80)
-------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002        220,340     7,951,775    2,000,000       $226,005     $212,391      $8,524   $446,920
=========================================================================================================================

As of March 31, 2002 and December 31, 2001, the minority interest common unitholders owned 12.3 percent (20.1 percent, including the effect of the conversion of Preferred Units into common units) and 12.3 percent (20.2 percent including the effect of the conversion of Preferred Units into common units) of the Operating Partnership, respectively (excluding any effect for the exercise of Unit Warrants).

11. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in litigation arising in the normal course of business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Company.

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

On September 13, 2000, the Board of Directors authorized an increase to the Repurchase Program under which the Company is permitted to purchase up to an additional $150,000 of the Company's outstanding common stock above the $52,562 that had previously been purchased. The Company purchased for constructive retirement 3,300,800 shares of its outstanding common stock for an aggregate cost of approximately $91,077 from September 13, 2000 through March 31, 2002.

STOCK OPTION PLANS
In September 2000, the Company established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan") under which a total of 2,700,000 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (2,500,000 shares under the 2000 Employee Plan and 200,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director
Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of March 31, 2002, the stock options outstanding had a weighted average remaining contractual life of approximately 7.1 years.

Information regarding the Company's stock option plans is summarized below:

                                                                                                          Weighted
                                                                                            Shares         Average
                                                                                             Under        Exercise
                                                                                           Options           Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2002                                                           4,511,886          $31.28
Exercised                                                                                 (488,540)         $26.09
Lapsed or canceled                                                                         (35,880)         $29.04
----------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2002                                                            3,987,466          $31.94
======================================================================================================================
Options exercisable at March 31, 2002                                                    2,173,458          $35.13
Available for grant at March 31, 2002                                                    1,510,143
----------------------------------------------------------------------------------------------------------------------

STOCK WARRANTS
The Company has 360,000 warrants outstanding which enable the holders to purchase an equal number of shares of its common stock ("Stock Warrants") at $33 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on January 31, 2007.

The Company also has 389,976 Stock Warrants outstanding which enable the holders to purchase an equal number of its shares of common stock at $38.75 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on December 12, 2007.

As of March 31, 2002, there were a total of 749,976 Stock Warrants outstanding and exercisable. For the three months ended March 31, 2002, no Stock Warrants were canceled or exercised.

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

Information regarding the Restricted Stock Awards is summarized below:

                                                                                                             Shares
--------------------------------------------------------------------------------------------------------------------
Outstanding at January 1, 2002                                                                              198,279
Granted                                                                                                          --
Vested                                                                                                      (44,545)
Canceled                                                                                                         --
--------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2002                                                                               153,734
====================================================================================================================

DEFERRED STOCK COMPENSATION PLAN FOR DIRECTORS
The Deferred Compensation Plan for Directors, which commenced January 1, 1999, allows non-employee directors of the Company to elect to defer up to 100 percent of their annual retainer fee into deferred stock units. The deferred stock units are convertible into an equal number of shares of common stock upon the directors' termination of service from the Board of Directors or a change in control of the Company, as defined in the plan. Deferred stock units are credited to each director quarterly using the closing price of the Company's common stock on the applicable dividend record date for the respective quarter. Each participating director's account is also credited for an equivalent amount of deferred stock units based on the dividend rate for each quarter.

During the three months ended March 31, 2002 and 2001, 1,211 and 1,441 deferred stock units were earned, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company's EPS results for the three months ended March 31, 2002 and 2001:

                                                                      Three Months Ended March 31,
                                                                  2002                           2001
                                                     ---------------------------------------------------------------
                                                       Basic EPS      Diluted EPS      Basic EPS      Diluted EPS
--------------------------------------------------------------------------------------------------------------------
Net income                                               $40,615          $40,615        $16,738          $16,738
Add: Net income attributable to
       Operating Partnership - common units                   --            5,686             --            2,345
     Net income attributable to
       Operating Partnership - Preferred units                --            3,943             --               --
--------------------------------------------------------------------------------------------------------------------
Adjusted net income                                      $40,615          $50,244        $16,738          $19,083
====================================================================================================================

Weighted average shares                                   56,799           71,461         56,807           64,994
--------------------------------------------------------------------------------------------------------------------
Per Share                                                $  0.72          $  0.70        $  0.29          $  0.29
====================================================================================================================

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

                                                                                   Three Months Ended March 31,
                                                                                         2002            2001
---------------------------------------------------------------------------------------------------------------------
Basic EPS Shares                                                                       56,799          56,807
Add:    Operating Partnership - common units                                            7,952           7,960
        Operating Partnership - preferred units
          (after conversion to common units)                                            6,359              --
        Stock options                                                                     351             227
---------------------------------------------------------------------------------------------------------------------
Diluted EPS Shares                                                                     71,461          64,994
=====================================================================================================================

Preferred Units outstanding in 2001 were not included in the 2001 computation of diluted EPS as such units were anti-dilutive during the period.

Through March 31, 2002, under the Repurchase Program, the Company purchased for constructive retirement, a total of 5,170,000 shares of its outstanding common stock for an aggregate cost of approximately $143,639.

14.  SEGMENT REPORTING

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

Selected results of operations for the three months ended March 31, 2002 and 2001 and selected asset information as of March 31, 2002 and December 31, 2001 regarding the Company's operating segment are as follows:

                                                  Total Segment  Corporate & Other (e)       Total Company
-----------------------------------------------------------------------------------------------------------------------
TOTAL CONTRACT REVENUES (a)
 Three months ended:
     March 31, 2002                                  $  142,011              $   (1,899)       $   140,112  (f)
     March 31, 2001                                     141,805                     896            142,701  (g)

TOTAL OPERATING AND INTEREST EXPENSES (b):
 Three months ended:
     March 31, 2002                                  $   41,486              $   33,239        $    74,725  (h)
     March 31, 2001                                      45,276                  34,221             79,497  (i)

NET OPERATING INCOME (c):
 Three months ended:
     March 31, 2002                                  $  100,525              $  (35,138)       $    65,387  (f)(h)
     March 31, 2001                                      96,529                 (33,325)            63,204  (g)(i)

TOTAL ASSETS:
     March 31, 2002                                  $3,753,487              $   14,884        $ 3,768,371
     December 31, 2001                                3,710,411                  36,359          3,746,770

TOTAL LONG-LIVED ASSETS (d):
     March 31, 2002                                  $3,628,979              $   19,753        $ 3,648,732
     December 31, 2001                                3,595,012                  24,348          3,619,360
-----------------------------------------------------------------------------------------------------------------------

(a) Total contract revenues represent all revenues during the period (including the Company's share of net income (loss) from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.
(b) Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.
(c)  Net operating income represents total contract revenues [as defined in Note
     (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d) Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e) Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f) Excludes $2,760 of adjustments for straight-lining of rents and ($1,047) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(g) Excludes $3,770 of adjustments for straight-lining of rents and $35 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.
(h)  Excludes $23,953 of depreciation and amortization.
(i)  Excludes $23,484 of depreciation and amortization.

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

Consistent with its strategy, in the fourth quarter 2000, the Company started construction of a 980,000 square-foot office property, to be known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. Plaza 5 is approximately 58 percent leased as of May 6, 2002. The project is currently projected to cost approximately $260 million, of which $141.9 million has been incurred by the Company through March 31, 2002, and is anticipated to be completed in late 2002. Additionally, in the fourth quarter 2000, the Company, through a joint venture, started construction of a 575,000 square-foot office property, to be known as Plaza 10, on land owned by the joint venture located adjacent to the Company's Harborside complex. The Company holds a 50 percent interest in the joint venture. Among other things, the joint venture agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The project is currently projected to cost the Company approximately $145 million, of which $90.1 million has been incurred by the Company through March 31, 2002. The Project, which is 100 percent leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, is anticipated to be completed in late 2002. The lease agreement obligates the Company, among other things, to deliver space to the tenant by required timelines and offers the tenant expansion options into additional space in any adjacent Harborside projects. Such options may obligate the Company to construct an additional building at Harborside if vacant space is not available in any of its existing Harborside properties. Should the Company be unable to or choose not to provide such expansion space, the Company could be liable to Schwab for its actual damages, in no event to exceed $15 million. The Company anticipates expending an additional approximately $186.7 million for the completion of Plaza 5, Plaza 10 and other projects. The Company expects to finance its funding requirements primarily through drawing on its revolving credit facility.

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

As of March 31, 2002, the Company identified 37 office properties, aggregating approximately 4.3 million square feet, and a land parcel as held for sale. These properties are located in Texas, Colorado, Arizona and Florida. Such properties carried an aggregate book value of $376.2 million, net of accumulated depreciation of $27.0 million and a valuation allowance of $40.5 million, at March 31, 2002. The Company is currently in various stages of contract negotiations for the sale or sales of certain of these properties. Substantially all of the properties are unencumbered. The sale of one or more of these assets will enhance the Company's short-term liquidity although there is no assurance when and if any sales will occur or, if they occur, how much proceeds the Company will realize.

In January 2002, the Company sold 25 Martine Avenue, a 124-unit multi-family residential property located in White Plains, Westchester County, New York, for net sales proceeds of approximately $17.6 million, which resulted in a gain of approximately $7.1 million. The proceeds from the sale were used primarily to repay borrowings under the Company's credit facility.

The following comparisons for the three months ended March 31, 2002 ("2002"), as compared to the three months ended March 31, 2001 ("2001"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at December 31, 2000, excluding Dispositions as defined below, (ii) the effect of the "Acquired Properties," which represents all properties acquired or placed in service by the Company from January 1, 2001 through March 31, 2002 and (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Company during the respective periods.


          THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

                                                                Quarter Ended
                                                                   March 31,                 Dollar      Percent
(DOLLARS IN THOUSANDS)                                         2002            2001          Change       Change
 ----------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                                                 $126,457        $125,376         $ 1,081          0.9%
Escalations and recoveries from tenants                      13,270          14,762          (1,492)       (10.1)
Parking and other                                             3,064           2,346             718         30.6
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                 142,791         142,484             307          0.2

Equity in (loss) earnings of unconsolidated
  joint ventures                                             (1,305)          3,409          (4,714)      (138.3)
Interest income                                                 338             613            (275)       (44.9)
----------------------------------------------------------------------------------------------------------------------
  Total revenues                                            141,824         146,506          (4,682)        (3.2)
----------------------------------------------------------------------------------------------------------------------

PROPERTY EXPENSES:

Real estate taxes                                            15,333          15,287              46          0.3
Utilities                                                    10,130          11,956          (1,826)       (15.3)
Operating services                                           16,198          17,879          (1,681)        (9.4)
----------------------------------------------------------------------------------------------------------------------
  Sub-total                                                  41,661          45,122          (3,461)        (7.7)

General and administrative                                    6,705           6,010             695         11.6
Depreciation and amortization                                23,953          23,484             469          2.0
Interest expense                                             26,359          28,365          (2,006)        (7.1)
----------------------------------------------------------------------------------------------------------------------
  Total expenses                                             98,678         102,981          (4,303)        (4.2)
----------------------------------------------------------------------------------------------------------------------

Income before realized gains and
  unrealized losses on disposition of
  rental property and minority interest                      43,146          43,525            (379)        (0.9)
Realized gains and unrealized losses on
  disposition of rental property, net                         7,098         (20,563)         27,661       (134.5)
----------------------------------------------------------------------------------------------------------------------
Income before minority interest                              50,244          22,962          27,282        118.8
Minority interest in Operating Partnership                    9,629           6,224           3,405         54.7
----------------------------------------------------------------------------------------------------------------------

Net income                                                 $ 40,615        $ 16,738         $23,877        142.7%
======================================================================================================================

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (DOLLARS IN THOUSANDS):

                                      Total Company   Same-Store Properties  Acquired Properties   Dispositions
                                      -------------   ---------------------  -------------------   -------------
                                     Dollar   Percent     Dollar   Percent     Dollar   Percent    Dollar   Percent
                                     Change   Change      Change    Change     Change   Change     Change    Change
----------------------------------------------------------------------------------------------------------------------
REVENUE FROM RENTAL OPERATIONS:
Base rents                            $ 1,081    0.9%     $ 2,755     2.2%     $4,394      3.5%    $(6,068)   (4.8)%
Escalations and recoveries
   from tenants                        (1,492) (10.1)      (1,557)  (10.6)        484      3.3        (419)   (2.8)
Parking and other                         718   30.6          581    24.8         268     11.4        (131)   (5.6)
----------------------------------------------------------------------------------------------------------------------
Total                                 $   307    0.2%     $ 1,779     1.2%     $5,146      3.6%    $(6,618)   (4.6)%
======================================================================================================================

PROPERTY EXPENSES:
Real estate taxes                     $    46    0.3%     $   434     2.8%     $  560      3.7%    $  (948)   (6.2)%
Utilities                              (1,826) (15.3)      (1,343)  (11.2)        339      2.8        (822)   (6.9)
Operating services                     (1,681)  (9.4)        (945)   (5.3)        628      3.5      (1,364)   (7.6)
----------------------------------------------------------------------------------------------------------------------
Total                                 $(3,461)  (7.7)%    $(1,854)   (4.2)%    $1,527      3.4%    $(3,134)   (6.9)%
======================================================================================================================

OTHER DATA:
Number of Consolidated Properties         258                 246                  12                   16
Square feet (IN THOUSANDS)             26,983              25,645               1,338                2,971

Base rents for the Same-Store Properties increased $2.8 million, or 2.2 percent, for 2002 as compared to 2001 due primarily to rental rate increases in 2002. Escalations and recoveries from tenants for the Same-Store Properties decreased $1.6 million, or 10.6 percent, for 2002 over 2001, due primarily to lower utilities and operating services expenses in 2002, as described below. Parking and other income for the Same-Store Properties increased $0.6 million, or 24.8 percent, due primarily to increased lease termination fees in 2002.

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Company, income from tenants for early lease terminations and income from managing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 12 to the Financial Statements.

Real estate taxes on the Same-Store Properties increased $0.4 million, or 2.8 percent, for 2002 as compared to 2001, due primarily to property tax rate increases in certain municipalities in 2002, partially offset by lower assessments on certain properties in 2002. Utilities for the Same-Store Properties decreased $1.3 million, or 11.2 percent, for 2002 as compared to 2001, due primarily to decreased rates and usage. Operating services for the Same-Store Properties decreased $0.9 million, or 5.3 percent, due primarily to decreased snow removal costs resulting from a mild winter in 2002.

Equity in (loss) earnings of unconsolidated joint ventures decreased $4.7 million, or 138.3 percent, for 2002 as compared to 2001. This is due primarily to (i) the loss from the ARCap joint venture resulting from ARCap marking to market certain collateralized mortgage backed securities and (ii) the loss from the Ramland Realty joint venture resulting from the write off of the unbilled rents receivable and deferred lease costs related to the joint venture property's main tenant, which has been declared insolvent by the FDIC (see Note 4 to the Financial Statements).

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

Interest income decreased $0.3 million, or 44.9 percent, for 2002 as compared to 2001. This decrease was due primarily to a reduction in short-term interest rates in 2002.

General and administrative increased by $0.7 million, or 11.6 percent, for 2002 as compared to 2001. This increase is due primarily to increased payroll and payroll-related costs in 2002.

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $1.0 million and $0.7 million for the three month periods ended March 31, 2002 and 2001, respectively.

Depreciation and amortization increased by $0.5 million, or 2.0 percent, for 2002 over 2001. Of this increase, $1.0 million, or 4.1 percent, is due to the Acquired Properties, partially offset by a decrease of $0.5 million, or 2.1 percent, due to the Dispositions.

Interest expense decreased $2.0 million, or 7.1 percent, for 2002 as compared to 2001. This decrease is due primarily to lower interest rates on variable rate borrowings and a greater amount of capitalized interest as a result of increased construction-in-progress costs in 2002.

Costs directly related to the development of rental properties are capitalized. Capitalized development costs include interest, property taxes, insurance and other project costs incurred during the period of development. Interest capitalized by the Company for the three month periods ended March 31, 2002 and 2001 was $5.5 million and $3.4 million, respectively.

Income before realized gains and unrealized losses on disposition of rental property and minority interest decreased to $43.1 million in 2002 from $43.5 million in 2001. The decrease of approximately $0.4 million is due to the factors discussed above.

Net income increased by $23.9 million, from $16.7 million in 2001 to $40.6 million in 2002. The increase was a result of unrealized loss on disposition of rental property of $20.6 million in 2001 and realized gains on disposition of $7.1 million in 2002. These were partially offset by an increase in minority interest in Operating Partnership of $3.4 million and a decrease in income before realized gains and unrealized losses on disposition of rental property and minority interest of $0.4 million.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from its unsecured facility. The Company frequently examines potential property acquisitions and construction projects and, at any given time, one or more of such acquisitions or construction projects may be under consideration. Accordingly, the ability to fund property acquisitions and construction projects is a major part of the Company's financing requirements. The Company expects to meet its financing requirements through funds generated from operating activities, proceeds from property sales, long-term or short-term borrowings (including draws on the Company's revolving credit facility) and the issuance of additional debt or equity securities.

As of March 31, 2002, the Company's total indebtedness of $1.7 billion (weighted average interest rate of 7.07 percent) was comprised of $113.2 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.71 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.38 percent).

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

As of March 31, 2002, the Company had outstanding borrowings of $81.0 million under its unsecured facility, as described in Note 8 to the Financial Statements (with aggregate borrowing capacity of $800.0 million). The interest rate on outstanding borrowings under the unsecured facility is currently LIBOR plus 80 basis points. The Company may instead elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

In the event of a change in the Company's unsecured debt rating, the interest and facility fee rate will be adjusted in accordance with the following table:

OPERATING PARTNERSHIP'S                                    INTEREST RATE -
UNSECURED DEBT RATINGS:                            APPLICABLE BASIS POINTS       FACILITY FEE
S&P/MOODY'S/FITCH (a)                                          ABOVE LIBOR       BASIS POINTS
-----------------------------------------------------------------------------------------------
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

(a) If the Operating Partnership has debt ratings from two rating agencies, one of which is Standard & Poor's Rating Services ("S&P") or Moody's Investors Service ("Moody's"), the rates per the above table shall be based on the lower of such ratings. If the Operating Partnership has debt ratings from three rating agencies, one of which is S&P or Moody's, the rates per the above table shall be based on the lower of the two highest ratings. If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

Subject to certain conditions, the Company has the ability through June 22, 2002 to increase the borrowing capacity of the unsecured facility up to $1.0 billion. The unsecured facility matures in June 2003, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the credit line upon exercise. The Company believes that the unsecured facility is sufficient to meet its revolving credit facility needs.

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

The terms of the Operating Partnership's Senior Unsecured Notes, as defined in
Note 7 to the Financial Statements (which totaled approximately $1.1 billion as of March 31, 2002), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

As of March 31, 2002, the Company had 234 unencumbered properties, totaling 20.8 million square feet, representing 77.2 percent of the Company's total portfolio on a square footage basis.

The debt of the Company's unconsolidated joint ventures aggregating $466.3 million are non-recourse to the Company except for (i) customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside Financial Center South Pier joint venture with Hyatt Corporation ("Hyatt"). Additionally, the Company has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt. In addition, the Company and Hyatt have guaranteed completion of the hotel project to the joint venture's construction lender. If the joint venture fails to complete the hotel project as required under the construction loan documents and the construction loan proceeds remaining to be advanced together with the capital contributed by the partners to such date are insufficient to complete the hotel project, the Company and/or Hyatt may be required to provide additional funds sufficient to complete the hotel project.

The following table outlines the timing of payment requirements related to the Company's debt and ground lease agreements (IN THOUSANDS):

                                                                       PAYMENTS DUE BY PERIOD
                                     -------------------------------------------------------------------------------
                                                        LESS THAN 1       1 - 3       4 - 5      6 - 10     AFTER 10
                                            TOTAL              YEAR       YEARS       YEARS       YEARS        YEARS
--------------------------------------------------------------------------------------------------------------------
Senior unsecured notes                $ 1,100,196          $     --   $ 485,267   $      --   $ 614,929       $   --
Revolving credit facility                  81,000                --      81,000          --          --           --
Mortgages and loans payable               542,899             2,519      23,552     475,228      41,600           --
Payments in
 lieu of taxes (PILOT)                     27,970             4,723      10,581       1,911       4,204        6,551
Ground lease payments                      24,127               487       1,109       1,068       2,070       19,393

As of March 31, 2002, the Company's total debt had a weighted average term to maturity of approximately 4.6 years. The Company does not intend to reserve funds to retire the Company's Senior Unsecured Notes or its mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities. The Company is reviewing various refinancing options, including the issuance of additional unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during the remainder of 2002 or during 2003. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

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

On September 13, 2000, the Board of Directors authorized an increase to the Company's repurchase program under which the Company is permitted to purchase up to an additional $150.0 million of the Company's outstanding common stock ("Repurchase Program"). From that date through May 6, 2002, the Company purchased for constructive retirement under the Repurchase Program 3.3 million shares of its outstanding common stock for an aggregate cost of approximately $91.1 million. As a result, the Company has a remaining authorization to repurchase up to an additional $58.9 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $142.2 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on the Company's debt.

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

FFO for the three months ended March 31, 2002 and 2001, as calculated in accordance with NAREIT's definition, after adjustment for straight-lining of rents, are summarized in the following table (IN THOUSANDS):

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                         2002              2001
----------------------------------------------------------------------------------------------------------------
Income before realized gains and unrealized losses on
     disposition of rental property, and minority interest                          $  43,146         $  43,525
Add: Real estate-related depreciation and amortization (1)                             24,449            24,003
Deduct: Rental income adjustment for straight-lining of rents (2)                      (1,713)           (3,805)
----------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining of rents                $  65,882         $  63,723
Deduct:  Distributions to preferred unitholders                                        (3,943)           (3,879)
----------------------------------------------------------------------------------------------------------------
Funds from operations, after adjustment for straight-lining
     of rents, after distributions to preferred unitholders                         $  61,939         $  59,844
================================================================================================================
Cash flows provided by operating activities                                         $  41,214         $  52,614
Cash flows used in investing activities                                             $ (41,145)        $ (38,461)
Cash flows used in financing activities                                             $ (10,768)        $ (15,612)
----------------------------------------------------------------------------------------------------------------
Basic weighted averages shares/units outstanding (3)                                   64,751            64,767
----------------------------------------------------------------------------------------------------------------
Diluted weighted average shares/units outstanding (3)                                  71,461            71,353
----------------------------------------------------------------------------------------------------------------

(1) Includes the Company's share from unconsolidated joint ventures of $714 and $721 for the three months ended March 31, 2002 and 2001, respectively.
(2) Includes the Company's share from unconsolidated joint ventures of ($1,047) and $35 for the three months ended March 31, 2002 and 2001, respectively.
(3) See calculations for the amounts presented in the following reconciliation.

The following schedule reconciles the Company's basic weighted average shares outstanding to the basic and diluted weighted average shares/units outstanding presented above (IN THOUSANDS):

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                         2002              2001
---------------------------------------------------------------------------------------------------------------

Basic weighted average shares outstanding:                                             56,799            56,807
Add: Weighted average common units                                                      7,952             7,960
---------------------------------------------------------------------------------------------------------------
Basic weighted average shares/units:                                                   64,751            64,767
Add: Weighted average preferred units
     (after conversion to common units)                                                 6,359             6,359
     Stock options                                                                        351               227
---------------------------------------------------------------------------------------------------------------

Diluted weighted average shares/units outstanding:                                     71,461            71,353
===============================================================================================================

INFLATION

The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain information discussed in this literature may constitute, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the federal securities laws, including Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Forward-looking statements are inherently subject to certain risks, trends and uncertainties, many of which the Company cannot predict with accuracy and some of which the Company might not even anticipate. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the risks, trends and uncertainties are changes in the general economic conditions, including those affecting industries in which the Company's principal tenants compete; any failure of the general economy to recover timely from the current economic downturn; the extent of any tenant bankruptcies; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for office, office/flex and industrial/warehouse properties; changes in interest rate levels; changes in operating costs; the Company's ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Company and the statements contained herein, reference should be made to the Company's filings with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

Approximately $1.6 billion of the Company's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2002 ranged from LIBOR plus 65 basis points to LIBOR plus 80 basis points.

MARCH 31, 2002

DEBT,                         4/1/02 -
INCLUDING CURRENT PORTION     12/31/02       2003       2004       2005       2006   THEREAFTER        TOTAL   FAIR VALUE
-------------------------     --------       ----       ----       ----       ----   ----------        -----   ----------

Fixed Rate                     $ 2,473  $ 195,501  $ 312,110  $ 254,598  $ 219,814     $623,190   $1,607,686   $1,647,593

Average Interest Rate             7.72%      7.30%      7.34%      7.13%      7.06%        7.70%        7.38%

Variable Rate                             $81,000                                      $ 32,178   $  113,178   $  113,178

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

            None.

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

         EXHIBIT
         NUMBER            EXHIBIT TITLE
         -------           -------------

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


(b)      Reports on Form 8-K

         During the first quarter of 2002, the Company filed a report on Form 8-K dated February 21, 2002 furnishing under Items 7 and 9 certain supplemental data regarding its operations.

         The Company also filed a report on Form 8-K dated March 18, 2002 furnishing under Items 7 and 9 the forepart of its Annual Report.

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

                                      Mack-Cali Realty Corporation
                                      ----------------------------
                                      (Registrant)

Date: May 6, 2002                By:  /s/ MITCHELL E. HERSH
                                      ----------------------------
                                      Mitchell E. Hersh
                                      Chief Executive Officer

Date: May 6, 2002                By:  /s/ BARRY LEFKOWITZ
                                      ----------------------------
                                      Barry Lefkowitz
                                      Executive Vice President &
                                       Chief Financial Officer