Form 10-Q
period 2003-03-31
MACK CALI REALTY CORP
filed 2003-05-08
CIK 924901

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13274

Mack-Cali Realty Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	22-3305147 (I.R.S. Employer Identification Number)

11 Commerce Drive, Cranford, New Jersey 07016-3501
(Address of principal executive office) (Zip Code)

(908) 272-8000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) YES ☒    NO ☐ and (2) has been subject to such filing requirements for the past ninety (90) days YES ☒    NO ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

        As of April 30, 2003, there were 57,673,860 shares of $0.01 par value common stock outstanding.

MACK-CALI REALTY CORPORATION
FORM 10-Q
INDEX

			Page
Part I	Financial Information
	Item 1.	Financial Statements:
		Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	4
		Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	5
		Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2003	6
		Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	7
		Notes to Consolidated Financial Statements	8-33
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34-44
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45
	Item 4.	Controls and Procedures	45
Part II	Other Information and Signatures
	Item 1.	Legal Proceedings	46
	Item 2.	Changes in Securities and Use of Proceeds	46
	Item 3.	Defaults Upon Senior Securities	46
	Item 4.	Submission of Matters to a Vote of Security Holders	46
	Item 5.	Other Information	46
	Item 6.	Exhibits and Reports on Form 8-K	47-52
		Signatures	53
		Certifications	54-55

MACK-CALI REALTY CORPORATION
Part I—Financial Information

Item I. Financial Statements

        The accompanying unaudited consolidated balance sheets, statements of operations, of changes in stockholders' equity, and of cash flows and related notes thereto, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods.

        The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

        The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Rental property
Land and leasehold interests	$544,469	$544,176
Buildings and improvements	3,157,703	3,141,003
Tenant improvements	167,230	164,945
Furniture, fixtures and equipment	7,557	7,533

	3,876,959	3,857,657
Less—accumulated depreciation and amortization	(469,448)	(445,569)

Net investment in rental property	3,407,511	3,412,088
Cash and cash equivalents	15,262	1,167
Investments in unconsolidated joint ventures, net	179,088	176,797
Unbilled rents receivable, net	67,040	64,759
Deferred charges and other assets, net	128,383	127,551
Restricted cash	8,197	7,777
Accounts receivable, net of allowance for doubtful accounts of $1,273 and $1,856	3,999	6,290

Total assets	$3,809,480	$3,796,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior unsecured notes	$1,072,596	$1,097,346
Revolving credit facilities	110,375	73,000
Mortgages and loans payable	573,021	582,026
Dividends and distributions payable	45,149	45,067
Accounts payable and accrued expenses	55,571	50,774
Rents received in advance and security deposits	37,350	39,038
Accrued interest payable	10,360	24,948

Total liabilities	1,904,422	1,912,199

Minority interest in Operating Partnership	429,155	430,036

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000 and no shares outstanding, at liquidation preference	25,000	—
Common stock, $0.01 par value, 190,000,000 shares authorized, 57,592,309 and 57,318,478 shares outstanding	576	573
Additional paid-in capital	1,533,412	1,525,479
Dividends in excess of net earnings	(75,287)	(68,966)
Unamortized stock compensation	(7,798)	(2,892)

Total stockholders' equity	1,475,903	1,454,194

Total liabilities and stockholders' equity	$3,809,480	$3,796,429

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES
Base rents	$126,248	$126,156
Escalations and recoveries from tenants	15,833	13,192
Parking and other	5,862	3,061
Interest income	326	339

Total revenues	148,269	142,748

EXPENSES
Real estate taxes	15,913	15,284
Utilities	10,896	10,077
Operating services	20,323	16,109
General and administrative	6,758	6,702
Depreciation and amortization	29,201	23,952
Interest expense	30,913	26,359

Total expenses	114,004	98,483

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	34,265	44,265
Minority interest in Operating Partnership	(7,569)	(8,894)
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	2,094	(1,145)

Income from continuing operations	28,790	34,226
Discontinued operations (net of minority interest):
Income from discontinued operations	26	163
Realized gain on disposition of rental property	1,165	—

Total discontinued operations, net	1,191	163
Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	—	6,226

Net income	$29,981	$40,615

Basic earnings per common share:
Income from continuing operations	$0.50	$0.72
Discontinued operations	0.02	—

Net income	$0.52	$0.72

Diluted earnings per common share:
Income from continuing operations	$0.50	$0.70
Discontinued operations	0.02	—

Net income	$0.52	$0.70

Dividends declared per common share	$0.63	$0.62

Basic weighted average shares outstanding	57,228	56,799

Diluted weighted average shares outstanding	65,146	71,461

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2003
(in thousands) (unaudited)

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Dividends in Excess of Net Earnings	Unamortized Stock Compensation	Total Stockholders' Equity
	Shares	Amount	Shares	Par Value
Balance at January 1, 2003	—	—	57,318	$573	$1,525,479	$(68,966)	$(2,892)	$1,454,194
Net income	—	—	—	—	—	29,981	—	29,981
Dividends	—	—	—	—	—	(36,302)	—	(36,302)
Issuance of preferred stock	10	$25,000	—	—	(164)	—	—	24,836
Redemption of common units for shares of common stock	—	—	2	—	53	—	—	53
Proceeds from stock options exercised	—	—	138	1	3,649	—	—	3,650
Stock options expense	—	—	—	—	38	—	—	38
Deferred compensation plan for directors	—	—	—	—	56	—	—	56
Issuance of Restricted Stock Awards	—	—	169	2	5,051	—	(5,013)	40
Amortization of stock compensation	—	—	—	—	—	—	387	387
Adjustment to fair value of Restricted Stock Awards	—	—	—	—	295	—	(295)	—
Cancellation of Restricted Stock Awards	—	—	—	—	(15)	—	15	—
Repurchase of common stock	—	—	(35)	—	(1,030)	—	—	(1,030)

Balance at March 31, 2003	10	$25,000	57,592	$576	$1,533,412	$(75,287)	$(7,798)	$1,475,903

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,981	$40,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,201	23,953
Stock options expense	38	—
Amortization of stock compensation	387	498
Amortization of deferred financing costs and debt discount	1,251	1,176
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	(2,094)	1,145
Realized (gains) losses and unrealized losses on disposition of rental property (net of minority interest), net	(1,165)	(6,226)
Minority interest in Operating Partnership	7,569	8,894
Minority interest in income from discontinued operations	4	23
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(2,345)	(2,743)
Increase in deferred charges and other assets, net	(9,074)	(8,742)
Decrease in accounts receivable, net	2,291	10
Increase (decrease) in accounts payable and accrued expenses	4,797	(3,431)
(Decrease) increase in rents received in advance and security deposits	(1,688)	1,212
Decrease in accrued interest payable	(14,588)	(16,196)

Net cash provided by operating activities	$44,565	$40,188

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property	$(23,834)	$(39,347)
Proceeds from repayment of mortgage note receivable	2,375	—
Investments in unconsolidated joint ventures	(4,597)	(21,083)
Distributions from unconsolidated joint ventures	4,686	2,239
Proceeds from sales of rental property	5,469	17,559
(Increase) decrease in restricted cash	(420)	513

Net cash used in investing activities	$(16,321)	$(40,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolving credit facilities	$101,000	$113,400
Repayments of revolving credit facilities	(63,625)	(91,900)
Repayment of senior unsecured notes	(25,000)	—
Repayments of mortgages and loans payable	(8,913)	(786)
Net proceeds from preferred stock issuance	24,836	—
Repurchase of common stock	(1,030)	(152)
Proceeds from stock options exercised	3,650	12,739
Payment of dividends and distributions	(45,067)	(44,069)

Net cash used in financing activities	$(14,149)	$(10,768)

Net increase (decrease) in cash and cash equivalents	$14,095	$(10,699)
Cash and cash equivalents, beginning of period	1,167	12,835

Cash and cash equivalents, end of period	$15,262	$2,136

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share/unit amounts)

1.     ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

        Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of March 31, 2003, the Company owned or had interests in 264 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 29.2 million square feet, which are comprised of 155 office buildings and 96 office/flex buildings, totaling approximately 28.7 million square feet (which include six office buildings and one office/flex building aggregating 2.1 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, three stand-alone retail properties totaling approximately 118,040 square feet (which includes one retail property totaling approximately 100,740 square feet owned by an unconsolidated joint venture in which the Company has an investment interest), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three land leases. The Properties are located in eight states, primarily in the Northeast, plus the District of Columbia.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $175,629 and $168,700 (including land of $52,041 and $50,481) as of March 31, 2003 and December 31, 2002, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

        The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup). If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project. The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy, and capitalizes only those costs associated with the portion under construction.

        Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Leasehold interests	Remaining lease term
Buildings and improvements	5 to 40 years
Tenant improvements	The shorter of the term of the related lease or useful life
Furniture, fixtures and equipment	5 to 10 years

        On a periodic basis, management assesses whether there are any indicators that the value of the Company's real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. Management does not believe that the value of any of the Company's rental properties is impaired.

Rental Property Held for Sale and Discontinued Operations

        When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.

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

        Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Company prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. Properties identified as held for sale and/or sold from January 1, 2002 forward are presented in discontinued operations for all periods presented. See Note 6.

Investments in Unconsolidated Joint Ventures, Net

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

Deferred Financing Costs

        Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,251 and $1,176 for the three months ended March 31, 2003 and 2002, respectively.

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $762 and $990 for the three months ended March 31, 2003 and 2002, respectively.

Restricted Cash

        Restricted cash includes tenant security deposits and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements.

Derivative Instruments

        The Company measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 9—Interest Rate Contract.

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

Dividends and Distributions Payable

        The dividends and distributions payable at March 31, 2003 represents dividends payable to common shareholders of record as of April 3, 2003 (57,622,529 shares), distributions payable to minority interest common unitholders (7,811,830 common units) on that same date and preferred distributions payable to preferred unitholders (215,894 preferred units) for the first quarter 2003. The first quarter 2003 common stock dividends and common unit distributions of $0.63 per share and per common unit, as well as the first quarter preferred unit distribution of $18.1818 per preferred unit, were approved by the Board of Directors on March 24, 2003 and paid on April 21, 2003.

        The dividends and distributions payable at December 31, 2002 represents dividends payable to common shareholders of record as of January 6, 2003 (57,490,417 shares), distributions payable to minority interest common unitholders (7,813,806 common units) on that same date and preferred distributions payable to preferred unitholders (215,894 preferred units) for the fourth quarter 2002. The fourth quarter 2002 common stock dividends and common unit distributions of $0.63 per share and per common unit, as well as the fourth quarter preferred unit distribution of $18.1818 per preferred unit, were approved by the Board of Directors on December 19, 2002 and paid on January 17, 2003.

Costs Incurred for Preferred Stock Issuances

        Costs incurred in connection with the Company's preferred stock issuances are reflected as a reduction of additional paid-in capital.

Stock Options

        With respect to the Company's stock options which were granted prior to 2002, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Company's stock option plans for the granting of stock options made prior to 2002. In 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"), which requires, on a prospective basis, that the value of stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Company did not grant any stock options in 2002. For the three months ended March 31, 2003, the Company recorded stock options expense of $38 for stock options granted in 2003. SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued in December 2002 and amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 disclosure requirements are presented as follows:

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

		Three Months Ended March 31,
		2003 Basic EPS	2002 Basic EPS
Net income, as reported		$29,981	$40,615
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards (granted prior to 2002)	(369)	(601)

Pro forma net income—basic		$29,612	$40,014

Earnings Per Share:
	Basic—as reported	$0.52	$0.72
	Basic—pro forma	$0.52	$0.70
	Diluted—as reported	$0.52	$0.70
	Diluted—pro forma	$0.52	$0.69

Reclassifications

        Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.     REAL ESTATE PROPERTY TRANSACTIONS

        On March 28, 2003, the Company sold 1770 St. James Place, a 103,689 square-foot office building located in Houston, Harris County, Texas, for approximately $5.8 million. The Company recognized a gain of $1,165 (net of minority interest of $159) from the sale, which is presented in discontinued operations for the three months ended March 31, 2003. See Note 6.

4.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        The debt of the Company's unconsolidated joint ventures aggregating $154,796 as of March 31, 2003 is non-recourse to the Company, except for customary exclusions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

  Pacific Plaza I & II

          Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, San Mateo County, California between HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II comprises a three-story retail and theater complex. The theater portion of Phase II commenced initial operations in June 2002, with a portion of the retail space commencing operations in August 2002. The Company performs management services for these properties owned by the joint venture and recognized $75 and $50 in fees for such services in the three months ended March 31, 2003 and 2002, respectively.

  Stadium Gateway

          Stadium Gateway is a development joint venture project, located in Anaheim, Orange County, California between HPMC Development Partners II, L.P. and a third-party entity. The venture has constructed a six-story, 273,194 square-foot office building, which commenced initial operations in January 2002. On April 1, 2003, the venture sold the office property for approximately $52,500.

G&G MARTCO (Convention Plaza)

        On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of the Company's initial investment was financed through the issuance of common units, as well as funds drawn from the Company's revolving credit facilities. On June 4, 1999, the Company acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The venture has a mortgage loan with a $50,000 balance at March 31, 2003 secured by its office property. The mortgage bears interest at a rate of the London Inter-Bank Offered Rate ("LIBOR") (1.38 percent at March 31, 2003) plus 162.5 basis points and matures in August 2003. The loan provides for a one-year extension option upon payment of a fee and subject to certain conditions. The Company has posted a $1,816 letter of credit with the lender as a reserve for re-leasing costs. The Company performs management and leasing services for the property owned by the joint venture and recognized $61 and $63 in fees for such services in the three months ended March 31, 2003 and 2002, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C.

        On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Company, L.L.C. to form American Financial Exchange L.L.C. The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside Financial Center office complex. The Company holds a 50 percent interest in the joint venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Company's Harborside property and Manhattan. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 577,575 square-foot office building, on certain of the land owned by the venture. Plaza 10 is 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term. The lease agreement obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant's election. Such options may obligate the venture to construct an additional building or, at the Company's option, to make space available in any of its existing Harborside properties. Should the venture be unable to or choose not to provide such expansion space, the venture would be liable to Schwab for its actual damages, in no event to exceed $15,000. The amount of Schwab's actual damages, up to $15,000, has been guaranteed by the Company. The project, which commenced initial operations in September 2002, is currently projected to cost the Company approximately $145,000, of which $129,622 has been incurred by the Company through March 31, 2003. The venture has an agreement with the City of Jersey City, New Jersey, in which it is required to make payments in lieu of property taxes ("PILOT"). The agreement, which commences upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, with periodic increases, as defined. Total Project Costs, per the agreement, are the greater of $78,821 or actual Total Project Costs, as defined.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

        On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building and adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $15,109 balance at March 31, 2003 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2004. The loan provides for a one-year extension option upon payment of a fee and subject to certain conditions. In 2001, the property's then principal tenant, Superior Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named receiver. The tenant continued to meet its rental payment obligations through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant's ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred leasing costs of $705, which is included in the Company's equity in earnings for the three months ended March 31, 2002. Following Superior Bank's closure in June 2002, the venture's management determined it was unlikely a prospective tenant would retain tenant improvements previously made to Superior Bank's space and, accordingly, the venture accelerated amortization of those tenant improvements and recorded a charge of $3,586, which is included in the Company's equity in earnings for the three months ended March 31, 2003. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $6 and $25 in fees for such services in the three months ended March 31, 2003 and 2002, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

        On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The Company performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized $45 in fees for such services in the three months ended March 31, 2002. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Company at a discount to the stock's fair market value, based on the underlying fair value of Prudential's interest in the venture at the time of conversion. The Company, at its option, can elect to exchange cash in lieu of stock in an amount equal to the fair value of Prudential's interest.

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

ARCAP INVESTORS, L.L.C.

        In 1999, the Company invested $20,000 in ARCap Investors, L.L.C., a joint venture with several participants, which was formed to invest in sub-investment grade tranches of commercial mortgage-backed securities ("CMBS"). William L. Mack, Chairman of the Board of Directors of the Company, is a principal of an entity that owns approximately 28 percent of the venture and has nominated a member of its board of directors. As of December 31, 2001, the Company held a 20.1 percent interest in the common equity of ARCap Investors, L.L.C. On December 12, 2002, the Company sold its interest in the venture for $20,225.

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC

        The Company has an agreement with SJP Properties, which provides for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land owned by the Company and SJP Properties, located in Hanover and Parsippany, Morris County, New Jersey. The agreement provides that the parties share equally in the costs associated with seeking such requisite approvals. Upon mutual consent, the Company and SJP Properties may enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the agreement with SJP Properties, on August 24, 2000, the Company entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and MC-SJP Morris VI Realty, LLC, which acquired developable land for approximately $16,193. The acquired land is able to accommodate approximately 650,000 square feet of office space and is located in Parsippany, Morris County, New Jersey. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provides, if the venture elects to develop, that the insurance company will be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. The venture has a mortgage loan with a $17,983 balance at March 31, 2003 secured by its land, which is guaranteed by the insurance company. The mortgage bears interest at a rate of LIBOR plus 125 basis points and matures in March 2004.

SOUTH PIER AT HARBORSIDE—HOTEL DEVELOPMENT

        On November 17, 1999, the Company entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the Company's South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, which was completed and commenced initial operations in July 2002. The Company owns a 50 percent interest in the venture. The venture has a mortgage loan with a commercial bank with a $61,494 balance at March 31, 2003 secured by its hotel property, which each partner, including the Company, has severally guaranteed repayment of approximately $11,148. The debt bears interest at a rate of LIBOR plus 275 basis points and matures in December 2003. The loan provides for two one-year extension options upon payment of a fee and subject to certain conditions. Additionally, the venture has an $8,000 loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Company has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

        The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2003 and December 31, 2002:

	March 31, 2003
	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$8,120	$105,910	$13,668	$36,285	$—	$16,636	$89,549	$270,168
Other assets	16,203	3,913	26,029	1,398	429	—	30	4,957	52,959

Total assets	$16,203	$12,033	$131,939	$15,066	$36,714	$—	$16,666	$94,506	$323,127

Liabilities and partners'/members' capital (deficit):
Mortgages and loans payable	$—	$50,000	$—	$15,109	$—	$—	$17,983	$71,704	$154,796
Other liabilities	16	1,650	1,476	91	551	—	48	2,253	6,085
Partners'/members' capital (deficit)	16,187	(39,617)	130,463	(134)	36,163	—	(1,365)	20,549	162,246

Total liabilities and partners'/members' capital (deficit)	$16,203	$12,033	$131,939	$15,066	$36,714	$—	$16,666	$94,506	$323,127

Company's investment in unconsolidated joint ventures, net	$15,985	$2,685	$139,171	$—	$7,698	$—	$291	$13,258	$179,088

	December 31, 2002
	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$8,329	$101,752	$13,803	$36,520	$—	$17,364	$90,407	$268,175
Other assets	16,242	3,813	25,543	1,900	730	—	1,211	5,610	55,049

Total assets	$16,242	$12,142	$127,295	$15,703	$37,250	$—	$18,575	$96,017	$323,224

Liabilities and partners'/members' capital (deficit):
Mortgages and loans payable	$—	$50,000	$—	$15,282	$87	$—	$17,983	$69,475	$152,827
Other liabilities	18	1,789	1,709	97	942	—	48	4,084	8,687
Partners'/members' capital (deficit)	16,224	(39,647)	125,586	324	36,221	—	544	22,458	161,710

Total liabilities and partners'/members' capital (deficit)	$16,242	$12,142	$127,295	$15,703	$37,250	$—	$18,575	$96,017	$323,224

Company's investment in unconsolidated joint ventures, net	$15,900	$2,794	$134,158	$1,232	$7,652	$—	$289	$14,772	$176,797

        The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003
	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total
Total revenues	$26	$3,360	$6,045	$68	$986	$—	$—	$3,742	$—	$14,227
Operating and other expenses	(51)	(968)	(990)	(268)	(957)	—	—	(3,299)	—	(6,533)
Depreciation and amortization	—	(412)	(857)	(139)	(244)	—	—	(1,548)	—	(3,200)
Interest expense	—	(451)	—	(119)	—	—	—	(804)	—	(1,374)

Net income (loss)	$(25)	$1,529	$4,198	$(458)	$(215)	$—	$—	$(1,909)	$—	$3,120

Company's equity in earnings (loss) of unconsolidated joint ventures	$85	$641	$4,205	$(1,232)	$(15)	$—	$—	$(1,304)	$(286)	$2,094

	Three Months Ended March 31, 2002
	HPMC	G&G Martco	American Financial Exchange	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total
Total revenues	$1,308	$3,405	$3	$973	$1,031	$21,350	$—	$—	$—	$28,070
Operating and other expenses	(392)	(853)	(9)	(1,856)	(448)	(24,253)	(315)	—	—	(28,126)
Depreciation and amortization	(385)	(406)	(10)	(1,303)	(162)	—	—	—	—	(2,266)
Interest expense	(151)	(505)	—	(190)	—	(8,244)	(638)	—	—	(9,728)

Net income (loss)	$380	$1,641	$(16)	$(2,376)	$421	$(11,147)	$(953)	$—	$—	$(12,050)

Company's equity in earnings (loss) of unconsolidated joint ventures	$1,302	$681	$(16)	$(1,188)	$132	$(2,216)	$—	$—	$160	$(1,145)

5.     DEFERRED CHARGES AND OTHER ASSETS

	March 31, 2003	December 31, 2002
Deferred leasing costs	$119,932	$119,520
Deferred financing costs	23,588	23,927

	143,520	143,447
Accumulated amortization	(40,942)	(40,477)

Deferred charges, net	102,578	102,970
Notes receivable	9,916	12,292
Prepaid expenses and other assets	15,889	12,289

Total deferred charges and other assets, net	$128,383	$127,551

6.     DISCONTINUED OPERATIONS

        Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Company prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. As the Company sold 1770 St. James Place (see Note 3) during the three months ended March 31, 2003, the Company has presented this property as discontinued operations in its statements of operations for the three months ended March 31, 2003 and 2002.

        The following tables summarize income from discontinued operations (net of minority interest) and the related realized gain on sale of rental property (net of minority interest) for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Total revenues	$254	$382
Operating and other expenses	(168)	(195)
Depreciation and amortization	(56)	(1)
Minority interest	(4)	(23)

Income from discontinued operations (net of minority interest)	$26	$163

	Three Months Ended March 31,
	2003	2002
Realized gain on sale of rental property	$1,324	$—
Minority interest	(159)	—

Realized gain on sale of rental property (net of minority interest)	$1,165	$—

7.     SENIOR UNSECURED NOTES

        A summary of the Company's senior unsecured notes as of March 31, 2003 and December 31, 2002 is as follows:

	March 31, 2003	December 31, 2002	Effective Rate(1)
7.180% Senior Unsecured Notes, due December 31, 2003	$45,283	$95,283	7.23%
7.000% Senior Unsecured Notes, due March 15, 2004	299,924	299,904	7.27%
7.250% Senior Unsecured Notes, due March 15, 2009	298,600	298,542	7.49%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	298,646	298,602	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	90,138	90,015	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,005	—	6.45%

Total Senior Unsecured Notes	$1,072,596	$1,097,346	7.45%

(1)
Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

        On March 14, 2003, the Company exchanged $25,000 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $26,105 face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears. The exchange was completed with Teachers Insurance and Annuity Association ("TIAA"). In addition, the Company also repurchased $25,000 face amount of notes due December 31, 2003 from TIAA for $26,105. The Company recorded $1,402 in interest expense for the three months ended March 31, 2003 for costs incurred in connection with the notes transactions.

8.     REVOLVING CREDIT FACILITIES

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

        In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership's Unsecured Debt Ratings: S&P/Moody's/Fitch(a)	Interest Rate- Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No rating or less than BBB-/Baa3/BBB-	120.0	30.0
BBB-/Baa3/BBB-	95.0	20.0
BBB/Baa2/BBB (current)	70.0	20.0
BBB+/Baa1/BBB+	65.0	15.0
A-/A3/A- or higher	60.0	15.0

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

SUMMARY

        As of March 31, 2003 and December 31, 2002, the Company had outstanding borrowings of $110,375 and $73,000, respectively, under the 2002 Unsecured Facility (with an aggregate borrowing capacity of $600,000).

9.     MORTGAGES AND LOANS PAYABLE

        The Company has mortgages and loans payable which consist of various loans collateralized by certain of the Company's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

        A summary of the Company's mortgages and loans payable as of March 31, 2003 and December 31, 2002 is as follows:

			Principal Balance at
Property Name	Lender	Effective Interest Rate(a)	March 31, 2003	December 31, 2002	Maturity
Mack-Cali Willowbrook	CIGNA	8.67%	$—	$7,658	n/a
400 Chestnut Ridge	Prudential Insurance Co.	9.44%	11,336	11,611	07/01/04
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	35,000	35,000	04/01/05
Various (b)	Prudential Insurance Co.	7.10%	150,000	150,000	05/15/05
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	23,000	23,000	09/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	17,500	17,500	09/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	24,274	24,470	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	8,193	8,417	10/10/05
Harborside—Plaza 1	U.S. West Pension Trust	4.36%	62,262	61,722	01/01/06
Harborside—Plazas 2 and 3	Northwestern/Principal	7.36%	157,125	158,140	01/01/06
1633 Littleton Road	First Union/Maher Partners	3.87%	3,476	3,504	02/10/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	10,182	10,226	04/01/07
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+0.65%	32,178	32,178	01/31/09
2200 Renaissance Boulevard	TIAA	5.89%	19,051	19,100	12/01/12
Soundview Plaza	TIAA	6.02%	19,444	19,500	01/01/13

Total Mortgages and Loans Payable			$573,021	$582,026

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

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

        Cash paid for interest for the three months ended March 31, 2003 and 2002 was $46,418 and $46,773, respectively. Interest capitalized by the Company for the three months ended March 31, 2003 and 2002 was $2,328 and $5,454, respectively.

SUMMARY OF INDEBTEDNESS

        As of March 31, 2003, the Company's total indebtedness of $1,755,992 (weighted average interest rate of 6.87 percent) was comprised of $142,553 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.05 percent) and fixed rate debt of $1,613,439 (weighted average rate of 7.29 percent).

        As of December 31, 2002, the Company's total indebtedness of $1,752,372 (weighted average interest rate of 7.03 percent) was comprised of $105,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.41 percent) and fixed rate debt of $1,647,194 (weighted average rate of 7.33 percent).

10.   MINORITY INTEREST

        Minority interest in the accompanying consolidated financial statements relate to preferred units in the Operating Partnership ("Preferred Units") and common units in the Operating Partnership, held by parties other than the Company.

PREFERRED UNITS

        The Operating Partnership has two classes of preferred units—Series B and Series C, which are described as follows:

Series B

        The Series B Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Company, based on circumstances per the applicable unit certificates. The quarterly distribution on each Series B Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Series B Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Company may cause the mandatory conversion of the Series B Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Company's common stock equals or exceeds $34.65. The Company is prohibited from taking certain actions that would adversely affect the rights of the holders of Series B Preferred Units without the consent of at least 66 2/3 percent of the outstanding Series B Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Series B Preferred Units; provided, however, that such consent is not required if the Company issues preferred units ranking equal (but not senior) to the Series B Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value and (b) 10 percent of the sum of (1) the combined market capitalization of the Company's common stock and the Operating Partnership's common and Series B Preferred Units, as converted into common stock, and (2) the aggregate liquidation preference on any of the Company's non-convertible preferred stock or the Operating Partnership's non-convertible preferred units. As of March 31, 2003, the calculation in the above clause (b) was $224,353.

Series C

        In connection with the Company's issuance of $25,000 of Series C cumulative redeemable perpetual preferred stock, the Company acquired from the Operating Partnership $25,000 of Series C Preferred Units (the "Series C Preferred Units"), which have terms essentially identical to the Series C preferred stock and rank equal with the Series B Preferred Units. See Note 14: Stockholders' Equity—Preferred Stock.

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

UNIT TRANSACTIONS

        The following table sets forth the changes in minority interest which relate to the Series B Preferred Units and common units in the Operating Partnership for the three months ended March 31, 2003:

	Series B Preferred Units	Common Units	Series B Preferred Unitholders	Common Unitholders	Total
Balance at January 1, 2003	215,894	7,813,806	$221,445	$208,591	$430,036
Net income	—	—	3,925	4,093	8,018
Distributions	—	—	(3,925)	(4,921)	(8,846)
Redemption of common units for shares of common stock	—	(1,976)	—	(53)	(53)

Balance at March 31, 2003	215,894	7,811,830	$221,445	$207,710	$429,155

MINORITY INTEREST OWNERSHIP

        As of March 31, 2003 and December 31, 2002, the minority interest common unitholders owned 11.9 percent (19.6 percent, including the effect of the conversion of Series B Preferred Units into common units) and 12.0 percent (19.7 percent including the effect of the conversion of Series B Preferred Units into common units) of the Operating Partnership, respectively.

11.   EMPLOYEE BENEFIT PLAN

        All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) Plan, the Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense incurred by the Company for the three months ended March 31, 2003 and 2002 was $100 and $100, respectively.

12.   COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Harborside Financial Center

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $953 and $934 for the three months ended March 31, 2003 and 2002, respectively. The PILOT on these two properties has been challenged as part of a larger effort by several neighboring towns to question past practices of the City of Jersey City in attracting large development. If this challenge is successful against these two properties, the properties will be placed back on the regular tax roles for tax years beginning with 1998. While the Company cannot at this time determine the likely outcome of this challenge, the effect, if successful, of the challenge on the tax assessments against the properties, or the amount of the increase, if any, in taxes assessed resulting from a successful challenge, the Company does not believe that the outcome will result in a material adverse impact to the Company as there is the potential that the majority of any increase in the expense at the properties may be passed along to the properties' tenants.

        The Company entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. The agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $244 for the three months ended March 31, 2003 and 2002, respectively.

        Additionally, the Company entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 5 property. The agreement, which commences upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, per the agreement, are the greater of $132,294 or actual Total Project Costs, as defined. The PILOT totaled $661 and none for the three months ended March 31, 2003 and 2002, respectively.

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

PREFERRED STOCK

        On March 14, 2003, in a publicly registered transaction negotiated with a single institutional buyer, the Company completed the sale and issuance of 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock ("Series C Preferred Stock") in the form of 1,000,000 depositary shares ($25 stated value per depositary share). Each depositary share represents 1/100th of a share of Series C Preferred Stock. The Company received net proceeds of approximately $24,836 from the sale. See Note 10: Minority Interest—Preferred Units.

        The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company's Board of Directors until dividends have been paid in full. At March 31, 2003, there were no dividends in arrears. The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

        Except under certain conditions relating to the Company's qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

COMMON STOCK REPURCHASES

        The Company has a share repurchase program which was authorized by its Board of Directors in September 2000 to purchase up to $150,000 of the Company's outstanding common stock ("Repurchase Program"). During the quarter ended March 31, 2003, the Company purchased and retired 35,000 shares of its outstanding common stock for an aggregate cost of approximately $1,030. The Company purchased and retired a total of 3,746,400 shares of its outstanding common stock for an aggregate cost of approximately $104,512 from September 2000 through March 31, 2003, with a remaining authorization under the Repurchase Program of $45,488.

STOCK OPTION PLANS

        In September 2000, the Company established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan"). In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both plans from 2,700,000 to 4,350,000 shares (subject to adjustment) of the Company's common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of March 31, 2003 and December 31, 2002, the stock options outstanding had a weighted average remaining contractual life of approximately 6.9 and 6.4 years, respectively.

        Information regarding the Company's stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2003	3,585,930	$32.19
Granted	954,800	$28.50
Exercised	(138,016)	$26.49
Lapsed or canceled	(25,040)	$28.61

Outstanding at March 31, 2003	4,377,674	$31.58

Options Exercisable at March 31, 2003	2,411,994	$34.40
Available for grant at March 31, 2003	2,305,593

        The Company recognized stock options expense of $38 and none for the three months ended March 31, 2003 and 2002, respectively.

STOCK WARRANTS

        The Company has 252,500 warrants outstanding which enable the holders to purchase an equal number of shares of its common stock ("Stock Warrants") at $33 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on January 31, 2007.

        The Company also has 339,976 Stock Warrants outstanding which enable the holders to purchase an equal number of its shares of common stock at $38.75 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on December 12, 2007.

        Information regarding the Company's Stock Warrants is summarized below:

Warrants
Outstanding at January 1, 2003	642,476
Exercised	—
Lapsed or canceled	(50,000)

Outstanding at March 31, 2003	592,476

Exercisable at March 31, 2003	592,476

STOCK COMPENSATION

        The Company has granted stock awards to officers and certain other employees of the Company (collectively, "Restricted Stock Awards"), which allow the employees to each receive a certain amount of shares of the Company's common stock generally over a five-year vesting period. Certain Restricted Stock Awards are contingent upon the Company meeting certain performance objectives.

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

        All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and Employee Plan.

        Information regarding the Restricted Stock Awards is summarized below:

Shares
Outstanding at January 1, 2003	153,736
Granted	169,339
Vested	(58,206)
Canceled	(500)

Outstanding at March 31, 2003	264,369

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

        During the three months ended March 31, 2003 and 2002, 1,784 and 1,211 deferred stock units were earned, respectively. As of March 31, 2003 and 2002, there were 18,315 and 12,991 director stock units outstanding, respectively.

EARNINGS PER SHARE

        Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        The following information presents the Company's results for the three months ended March 31, 2003 and 2002 in accordance with FASB No. 128:

		Three Months Ended March 31,
		2003	2002
Computation of Basic EPS
Income from continuing operations		$28,790	$34,226
Add:	Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	—	6,226

Income from continuing operations available to common shares		28,790	40,452
Income from discontinued operations		1,191	163

Net income		$29,981	$40,615

Weighted average shares		57,228	56,799
Basic EPS:
Income from continuing operations		$0.50	$0.72
Income from discontinued operations		0.02	—

Net income		$0.52	$0.72

		Three Months Ended March 31,
		2003	2002
	Computation of Diluted EPS
	Income from continuing operations available to common shares	$28,790	$40,452
Add:	Income from continuing operations attributable to Operating Partnership—common units	3,930	5,663
	Income from continuing operations attributable to Operating Partnership—Preferred Units	—	3,943

	Income from continuing operations for diluted earnings per share	32,720	50,058
	Income from discontinued operations for diluted earnings per share	1,354	186

	Net income	$34,074	$50,244

	Weighted average shares	65,146	71,461
	Diluted EPS:
	Income from continuing operations	$0.50	$0.70
	Income from discontinued operations	0.02	—

	Net income	$0.52	$0.70

        The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

		Three Months Ended March 31,
		2003	2002
Basic EPS Shares		57,228	56,799
Add:	Operating Partnership—common units	7,812	7,952
	Operating Partnership—Preferred Units (after conversion to common units)	—	6,359
	Stock options	106	351

Diluted EPS Shares		65,146	71,461

        4,271,866 and 3,636,624 stock options, 592,476 and 749,976 stock warrants, 6,230,707 and 0 Series B Preferred Units, and 0 and 2,000,000 Unit Warrants were not included in the computations of diluted EPS as such securities were anti-dilutive during the three months ended March 31, 2003 and 2002, respectively. Unvested restricted stock outstanding as of March 31, 2003 and 2002 were 264,369 and 153,736, respectively.

        Through March 31, 2003, under the Repurchase Program, the Company purchased and retired a total of 5,615,600 shares of its outstanding common stock for an aggregate cost of approximately $157,074.

15.   SEGMENT REPORTING

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

        Selected results of operations for the three months ended March 31, 2003 and 2002 and selected asset information as of March 31, 2003 and December 31, 2002 regarding the Company's operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Company
Total contract revenues(a)
Three months ended:
March 31, 2003	$147,982	$(3,123)	$144,859(f	)
March 31, 2002	140,717	318	141,035(g	)
Total operating and interest expenses(b):
Three months ended:
March 31, 2003	$61,339	$23,464	$84,803(h	)
March 31, 2002	41,292	33,239	74,531(i	)
Equity in earnings (net of minority interest):
Three months ended:
March 31, 2003	$2,094	$—	$2,094
March 31, 2002	(3,089)	1,944	(1,145)
Net operating income(c):
Three months ended:
March 31, 2003	$88,737	$(26,587)	$62,150(f	)(h)
March 31, 2002	96,336	(30,977)	65,359(g	)(i)
Total assets:
March 31, 2003	$3,769,188	$40,292	$3,809,480
December 31, 2002	3,761,665	34,764	3,796,429
Total long-lived assets(d):
March 31, 2003	$3,648,838	$4,801	$3,653,639
December 31, 2002	3,648,390	5,254	3,653,644

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

(c)
Net operating income represents total contract revenues [as defined in Note (a)] and equity in earnings (net of minority interest), less total operating and interest expenses [as defined in Note (b)] for the period.

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

(f)
Excludes $2,406 of adjustments for straight-lining of rents and $1,004 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(g)
Excludes $2,760 of adjustments for straight-lining of rents and $(1,047) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(h)
Excludes $29,201 of depreciation and amortization.

(i)
Excludes $23,952 of depreciation and amortization.

16.   IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

SFAS No. 145

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of SFAS No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections. This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. Debt extinguishments that were classified as extraordinary in prior periods presented that do not meet the criteria of APB Opinion 30 shall be reclassified. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. As of January 1, 2003, the Company adopted SFAS No. 145, which did not have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 45

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party.

        The accounting provisions apply for new or modified guarantees entered into after December 31, 2002. The Company has adopted the new disclosure requirements effective in the financial statements for the year ended December 31, 2002. The adoption of FIN 45 did not have a material adverse impact on the Company's financial position or results of operations.

FASB Interpretation No. 46

        On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires additional disclosures. FIN 46 did not have a material impact to the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the "Financial Statements"). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Critical Accounting Policies

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the three months ended March 31, 2003 and 2002 was $2.3 million and $5.5 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

        On a periodic basis, management assesses whether there are any indicators that the value of the Company's rental properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.

Rental Property Held for Sale

        When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management's opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.

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

        Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS No. 144 retains the requirements of SFAS No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Company prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the prior year's presentation. Properties identified as held for sale and/or sold from January 1, 2002 forward are presented in discontinued operations for all periods presented. See Note 6 to the Financial Statements.

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

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $0.8 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively.

Derivative Instruments

        The Company measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 9 to the Financial Statements—Interest Rate Contract.

Revenue Recognition

        Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Company, income from tenants for early lease terminations and income from managing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 13 to the Financial Statements.

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

Results from Operations

        As a result of the economic climate in 2002 and thus far in 2003, substantially all of the real estate markets the Company operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Company's markets since the first quarter of 2001. Through April 30, 2003, the Company's markets continued to be weak. The percentage leased in the Company's consolidated portfolio of stabilized operating properties at March 31, 2002 remained relatively unchanged at 92.4 percent from 92.3 percent at December 31, 2002 and decreased from 93.9 percent at March 31, 2002. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Company's space that was re-leased during the three months ended March 31, 2003 decreased an average of 7.4 percent compared to rates that were in effect under expiring leases, as compared to a 3.0 percent increase for the same period in 2002. The Company believes that vacancy rates may continue to increase in most of its markets for the remainder of 2003.

        The Company has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Company's strong presence in the Northeast region.

        Consistent with its strategy, in the fourth quarter 2000, the Company started construction of a 980,000 square-foot office property, known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The project, which commenced initial operations in September 2002, is currently projected to cost approximately $260 million, of which $209.6 million has been incurred by the Company through March 31, 2003. Plaza 5 was approximately 51 percent leased as of March 31, 2003. Additionally, in the fourth quarter 2000, the Company, through a joint venture, started construction of a 577,575 square-foot office property, known as Plaza 10, on land owned by the joint venture located adjacent to the Company's Harborside complex. The Company holds a 50 percent interest in the joint venture. Among other things, the joint venture agreement provides for a preferred return on the Company's invested capital in the venture in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. Plaza 10 is currently projected to cost the Company approximately $145 million, of which $129.6 million has been incurred by the Company through March 31, 2003. The project, which is 100 percent leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, commenced initial operations in September 2002. The lease agreement with Schwab obligates the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options at the tenant's election. Such options may obligate the venture to construct an additional building or, at the Company's option, to make space available in any of its existing Harborside properties. Should the venture be unable to, or choose not to, provide such expansion space, the venture would be liable to Schwab for its actual damages, in no event to exceed $15 million. The amount of Schwab's actual damages, up to $15 million, has been guaranteed by the Company. The Company anticipates expending an additional approximately $65.8 million for the completion of Plaza 5 and Plaza 10. The Company expects to finance its funding requirements primarily through drawing on its revolving credit facility.

        The following comparisons for the three months ended March 31, 2003 ("2003"), as compared to the three months ended March 31, 2002 ("2002"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at December 31, 2001, excluding Dispositions as defined below; (ii) the effect of the "Acquired Properties," which represents all properties acquired by the Company or commencing initial operations from January 1, 2002 through March 31, 2003 and; (iii) the effect of the "Dispositions", which represents results for each period for those rental properties sold by the Company during the respective periods.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Revenue from rental operations
Base rents	$126,248	$126,156	$92	0.1%
Escalations and recoveries from tenants	15,833	13,192	2,641	20.0
Parking and other	5,862	3,061	2,801	91.5

Sub-total	147,943	142,409	5,534	3.9
Interest income	326	339	(13)	(3.8)

Total revenues	148,269	142,748	5,521	3.9

Property expenses:
Real estate taxes	15,913	15,284	629	4.1
Utilities	10,896	10,077	819	8.1
Operating services	20,323	16,109	4,214	26.2

Sub-total	47,132	41,470	5,662	13.7
General and administrative	6,758	6,702	56	0.8
Depreciation and amortization	29,201	23,952	5,249	21.9
Interest expense	30,913	26,359	4,554	17.3

Total expenses	114,004	98,483	15,521	15.8

Income from continuing operations before minority interest equity in earnings of unconsolidated joint ventures	34,265	44,265	(10,000)	(22.6)
Minority interest in Operating Partnership	(7,569)	(8,894)	1,325	14.9
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	2,094	(1,145)	3,239	(282.9)

Income from continuing operations	28,790	34,226	(5,436)	(15.9)
Discontinued operations (net of minority interest):
Income from discontinued operations	26	163	(137)	(84.0)
Realized gain on disposition of rental property	1,165	—	1,165	—

Total discontinued operations, net	1,191	163	1,028	630.7
Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	—	6,226	(6,226)	(100.0)

Net income	$29,981	$40,615	$(10,634)	(26.2)%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$92	0.1%	$(3,041)	(2.4)%	$9,706	7.7%	$(6,573)	(5.2)%
Escalations and recoveries from tenants	2,641	20.0	3,062	23.2	629	4.8	(1,050)	(8.0)
Parking and other	2,801	91.5	1,470	48.0	1,473	48.1	(142)	(4.6)

Total	$5,534	3.9%	$1,491	1.1%	$11,808	8.3%	$(7,765)	(5.5)%

Property expenses:
Real estate taxes	$629	4.1%	$515	3.4%	$919	6.0%	$(805)	(5.3)%
Utilities	819	8.1	454	4.5	1,083	10.7	(718)	(7.1)
Operating services	4,214	26.2	4,035	25.1	1,511	9.4	(1,332)	(8.3)

Total	$5,662	13.7%	$5,004	12.1%	$3,513	8.5%	$(2,855)	(6.9)%

OTHER DATA:
Number of Consolidated Properties	255		245		10		29
Square feet (in thousands)	27,006		25,155		1,851		4,799

        Base rents for the Same-Store Properties decreased $3.0 million, or 2.4 percent, for 2003 as compared to 2002, due primarily to decreases in space leased and rental rates at the properties in 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $3.1 million, or 23.2 percent, for 2003 over 2002, due primarily to the increased amount of total property expenses in 2003. Parking and other income for the Same-Store Properties increased $1.5 million, or 48.0 percent, due primarily to increased lease termination fees in 2003.

        Real estate taxes on the Same-Store Properties increased $0.5 million, or 3.4 percent, for 2003 as compared to 2002, due primarily to property tax rate increases in certain municipalities in 2003, partially offset by lower assessments on certain properties in 2003. Utilities for the Same-Store Properties increased $0.5 million, or 4.5 percent, for 2003 as compared to 2002, due primarily to increased usage in 2003 on account of the harsh winter. Operating services for the Same-Store Properties increased $4.0 million, or 25.1 percent, due primarily to increased snow removal costs from the harsh winter in 2003.

        Interest income decreased $13,000, or 3.8 percent, for 2003 as compared to 2002. This decrease was due primarily to lower interest rates in 2003.

        General and administrative increased by $0.1 million, or 0.8 percent, for 2003 as compared to 2002. This increase is due primarily to an increase in state tax expense in 2003.

        Depreciation and amortization increased by $5.2 million, or 21.9 percent, for 2003 over 2002. Of this increase, $2.0 million, or 8.4 percent, is attributable to the Same-Store Properties, primarily on account of Plaza 5 commencing initial operations in late 2002 and properties previously held for sale in 2002 no longer being held for sale in 2003, and $3.2 million, or 13.5 percent, is due to the Acquired Properties.

        Interest expense increased $4.6 million, or 17.3 percent, for 2003 as compared to 2002. This increase is due primarily to prepayment fees associated with the exchange of senior unsecured notes in March 2003, as well as, lower capitalized interest in 2003 on account of less development projects. See Note 7 to the Financial Statements.

        Equity in earnings of unconsolidated joint ventures (net of minority interest) increased $3.2 million, or 282.9 percent, for 2003 as compared to 2002. This is due primarily to properties developed by joint ventures commencing initial operations in 2002, and equity in loss in 2002 for the ARCap investment, which was sold in late 2002. See Note 4 to the Financial Statements.

        Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures decreased to $34.3 million in 2003 from $44.3 million in 2002. The decrease of approximately $10.0 million is due to the factors discussed above.

        Net income decreased by $10.6 million, from $40.6 million in 2002 to $30.0 million in 2003. This decrease was a result of realized gains (losses) and unrealized losses on disposition of rental property, net, of $6.2 million in 2002, a decrease in 2003 in income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures of $10.0 million and a decrease in income from discontinued operations of $0.1 million in 2003. This was partially offset by an increase in equity in earnings of unconsolidated joint ventures, net, of $3.2 million, a decrease in minority interest of $1.3 million in 2003 and a realized gain on disposition of rental property of $1.2 million in 2003.

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

        As of March 31, 2003, the Company's total indebtedness of $1.8 billion (weighted average interest rate of 6.87 percent) was comprised of $142.6 million of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.05 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.29 percent).

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

        On September 27, 2002, the Company obtained an unsecured revolving credit facility with a current borrowing capacity of $600.0 million from a group of 14 lenders, as described in Note 9 to the Financial Statements. As of March 31, 2003, the Company had outstanding borrowings of $110.4 million under its unsecured revolving credit facility.

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

        The terms of the Company's Senior Unsecured Notes, as defined in Note 7 to the Financial Statements (which totaled approximately $1.1 billion as of March 31, 2003), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

        As of March 31, 2003, the Company had 231 unencumbered properties, totaling 20.9 million square feet, representing 77.5 percent of the Company's total portfolio on a square footage basis.

        The debt of the Company's unconsolidated joint ventures aggregating $154.8 million are non-recourse to the Company except for (i) customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside South Pier joint venture with Hyatt Corporation ("Hyatt"). Additionally, the Company has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt, and a $1.8 million letter of credit as a reserve for re-leasing costs on a mortgage loan with the G&G Martco joint venture.

        The following table outlines the timing of payment requirements related to the Company's debt, PILOT agreements, and ground lease agreements (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	6-10 years	After 10 years
Senior unsecured notes	$1,080,716	$345,266	$—	$—	$709,367	$26,083
Revolving credit facility	110,375	—	110,375	—	—	—
Mortgages and loans payable	574,625	5,955	273,806	227,669	52,255	14,940
Payments in lieu of taxes (PILOT)	92,574	7,462	13,662	7,360	20,775	43,315
Ground lease payments	24,088	575	1,733	1,125	2,684	17,971

        As of March 31, 2003, the Company's total debt had a weighted average term to maturity of approximately 4.4 years. The Company has a total of $345.3 million of senior unsecured notes and mortgage debt scheduled to mature through March 2004. The Company does not intend to reserve funds to retire the Company's Senior Unsecured Notes or its mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot timely raise such proceeds, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during the remainder of 2003. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

        The Company has an effective shelf registration statement with the SEC for an aggregate amount of $2.0 billion in equity securities of the Company. The Company and Operating Partnership also have an effective shelf registration statement with the SEC for an aggregate of $2.0 billion in debt securities, preferred stock and preferred stock represented by depositary shares, under which the Operating Partnership has issued an aggregate of $1.2 billion of senior unsecured notes and $25 million of preferred stock.

        On September 13, 2000, the Board of Directors authorized an increase to the Company's repurchase program under which the Company was permitted to purchase up to an additional $150.0 million of the Company's outstanding common stock ("Repurchase Program"). From that date through April 30, 2003, the Company purchased and retired, under the Repurchase Program, 3.7 million shares of its outstanding common stock for an aggregate cost of approximately $104.5 million. The Company has a remaining authorization to repurchase up to an additional

$45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

        The Company may not dispose of or distribute certain of its properties, currently comprising 140 properties with an aggregate net book value of approximately $1.8 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company's Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, president), or the Cali Group (which includes John J. Cali, director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Company is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

        To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $145.3 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on the Company's debt.

Off-Balance Sheet Arrangements

        The Company's off-balance sheet arrangements are discussed in Note 4: "Investments in Unconsolidated Joint Ventures" to the Financial Statements. Additional information about the debt of the Company's unconsolidated joint ventures is included in "Liquidity and Capital Resources" herein.

Funds from Operations

        The Company considers funds from operations ("FFO"), after adjustment for straight-lining of rents and non-recurring charges, a relevant measure of REIT financial performance which the financial community desires REITs to provide. FFO is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), extraordinary items, and sales of depreciable rental property, plus real estate-related depreciation and amortization. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT"), with the exception that it deviates as a result of adjustments made to the Company's FFO for straight-lining of rents and non-recurring charges. The Company adjusts its FFO calculation to remove the effects of straight-lining of rents because it believes that such adjustment more accurately reflects proper recognition of the Company's revenue that is contractually due for the respective periods presented. The Company also adjusts its FFO calculation for non-recurring charges, if any, because it believes that the inclusion of these costs, which are incurred specific to significant non-recurring events, can impact the comparative measurement of the Company's performance.

        FFO for the three months ended March 31, 2003 and 2002, as calculated in accordance with NAREIT's definition as published in October 1999, after adjustment for straight-lining of rents and non-recurring charges, are summarized in the following table (in thousands):

		Three Months Ended March 31,
		2003	2002
Net income		$29,981	$40,615
Add:	Minority interest in Operating Partnership	7,569	8,894
	Minority interest in equity in earnings of unconsolidated joint ventures	286	(160)
	Minority interest in income from discontinued operations	4	23
Deduct:	Realized (gains) losses and unrealized losses on disposition of rental property (net of minority interest), net	—	(6,226)
	Discontinued Operations—Realized (gains) losses and unrealized losses (net of minority interest), net	(1,165)	—
Add:	Real estate-related depreciation and amortization on continuing operations (1)	32,241	24,448
	Real estate-related depreciation and amortization on discontinued operations	56	1
Deduct:	Rental income adjustment for straight-lining of rents (2)	(3,410)	(1,713)

Funds from operations, after adjustment for straight-lining of rents		65,562	65,882
Deduct:	Distributions to preferred unitholders	(3,925)	(3,943)

Funds from operations, after adjustment for straight-lining of rents, after distributions to preferred unitholders		$61,637	$61,939

Cash flows provided by operating activities		$44,565	$40,188
Cash flows used in by investing activities		$(16,321)	$(40,119)
Cash flows used in financing activities		$(14,149)	$(10,768)

Basic weighted averages shares/units outstanding (3)		65,040	64,751

Diluted weighted average shares/units outstanding (3)		71,377	71,461

(1)
Includes the Company's share from unconsolidated joint ventures of $3,170 and $714 for the three months ended March 31, 2003 and 2002.

(2)
Includes the Company's share from unconsolidated joint ventures of $1,004 and $(1,047) for the three months ended March 31, 2003, and 2002.

(3)
See calculations for the amounts presented in the following reconciliation.

        The following schedule reconciles the Company's basic weighted average shares outstanding to the basic and diluted weighted average shares/units outstanding presented above (in thousands):

		Three Months Ended March 31,
		2003	2002
Basic weighted average shares outstanding:		57,228	56,799
Add:	Weighted average common units	7,812	7,952

Basic weighted average shares/units:		65,040	64,751
Add:	Weighted average preferred units (after conversion to common units)	6,231	6,359
Stock options		106	351

Diluted weighted average shares/units outstanding:		71,377	71,461

Inflation

        The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

Disclosure Regarding Forward-Looking Statements

        The Company considers portions of this information to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such forward-looking statements relate to, without limitation, the Company's future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which the Company cannot predict with accuracy and some of which the Company might not even anticipate. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, it can give no assurance that its expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which the Company has made assumptions are changes in the general economic climate; conditions, including those affecting industries in which the Company's principal tenants compete; any failure of the general economy to recover from the current economic downturn; the extent of any tenant bankruptcies; the Company's ability to lease or re-lease space at current or anticipated rents; changes in the supply of and demand for office, office/flex and industrial/warehouse properties; changes in interest rate levels; changes in operating costs; the Company's ability to obtain adequate insurance, including coverage for terrorist acts; the availability of financing; and other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. For further information on factors which could impact the Company and the statements contained herein, see the "Risk Factors" section contained in the Annual Report on Form 10-K for the year ended December 31, 2002. The Company assumes no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

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

        Approximately $1.6 billion of the Company's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2003 ranged from LIBOR plus 65 basis points to LIBOR plus 70 basis points.

March 31, 2003 Debt, including current portion	4/1/03- 12/31/03	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate	$48,826	$314,488	$257,281	$216,422	$9,228	$767,194	$1,613,439	$1,746,412
Average Interest Rate	7.28%	7.33%	7.13%	7.01%	7.04%	7.38%	7.29%
Variable Rate			$110,375			$32,178	$142,553	$142,553

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

ITEM 4. CONTROLS AND PROCEDURES

        (a)    Evaluation of Disclosure Controls and Procedures.    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC.

        (b)    Changes in Internal Controls.    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation.

MACK-CALI REALTY CORPORATION
Part II—Other Information

Item 1. Legal Proceedings

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75,000 per annum through year 15. Total Project Costs, as defined, are $145.6 million. The PILOT totaled $953 million and $934 million for the three months ended March 31, 2003 and 2002, respectively. The PILOT on these two properties has been challenged in the Superior Court of the State of New Jersey, Appellate Division, as part of a larger effort by several neighboring towns to question past practices of the City of Jersey City in attracting large development. If this challenge is successful against these two properties, the properties will be placed back on the regular tax roles for tax years beginning with 1998. While the Company cannot at this time determine the likely outcome of this challenge, the effect, if successful, of the challenge on the tax assessments against the properties, or the amount of the increase, if any, in taxes assessed resulting from a successful challenge, the Company does not believe that the outcome will result in a material adverse impact to the Company as there is the potential that the majority of any increase in the expense at the properties may be passed along to the properties' tenants. See Note 12 to Financial Statements.

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

        Not Applicable.

Item 3. Defaults Upon Senior Securities

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

Item 5. Other Information

        Not Applicable.

MACK-CALI REALTY CORPORATION
Part II—Other Information (continued)

Item 6 Exhibits and Reports on Form 8-K

(a)
Exhibits

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed:

Exhibit Number	Exhibit Title
3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Company's Form 10-Q dated June 30, 2001 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company's Form 8-K dated June 10, 1999 and incorporated herein by reference).
3.3*	Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003.
3.4
Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).
3.5
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Company's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).
3.6
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Company's Form 8-K dated July 6, 1999 and incorporated herein by reference).
3.7
Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).
3.8
Articles Supplementary for the 8% Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
3.9
Certificate of Designation for the 8% Series C Cumulative Redeemable Perpetual Preferred Operating Partnership Units dated March 14, 2003 (filed as Exhibit 3.2 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
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
4.9
Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
4.10
Deposit Agreement dated March 14, 2003 by and among Mack-Cali Realty Corporation, EquiServe Trust Company, N.A., and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.1 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
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
10.39	Warrant issued by Cali Realty Corporation to Brad W. Berger, dated January 31, 1997 (filed as Exhibit 10.84 to the Company's Form 10-K dated December 31, 1996 and incorporated herein by reference).

10.40	Warrant issued by Cali Realty Corporation to Timothy M. Jones, dated January 31, 1997 (filed as Exhibit 10.86 to the Company's Form 10-K dated December 31, 1996 and incorporated herein by reference).
10.41	Warrant issued by Cali Realty Corporation to Michael Grossman, dated January 31, 1997 (filed as Exhibit 10.89 to the Company's Form 10-K dated December 31, 1996 and incorporated herein by reference).
10.42
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company's Form 10-K dated December 31, 2002 and incorporated herein by reference.)
99.1*	Certification of the Company's Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        During the first quarter of 2003, the Company filed the following reports on Form 8-K:

  (1)
  Report on Form 8-K dated January 2, 2003 filing under Items 5 and 7 certain documents relating to, and in connection with, the Company's issuance of 168,000 shares of restricted common stock to its five executive officers (Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas and Michael Grossman) and the Company's amendment of the terms of the restricted share award agreements with such executive officers originally entered into in 1999 and 2001;

  (2)
  Report on Form 8-K dated February 25, 2003 furnishing under Items 7 and 9 certain supplemental data regarding its operations, together with the company's fourth quarter 2002 earnings release

  (3)
  Report on Form 8-K dated February 25, 2003 furnishing under Items 7 and 9 the transmittal letter and certifications of the Company's Chief Executive Officer, Mitchell E. Hersh, and Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that accompanied the Company's Annual Report on Form 10-K for the year ended December 31, 2002; and

  (4)
  Report on Form 8-K dated March 14, 2003 filing under Items 5 and 7 information relating to (a) the Company's sale to Teachers Insurance and Annuity Association of America ("TIAA") of one million depositary shares, each representing 1/100 of a share of 8% Series C cumulative perpetual redeemable preferred stock, with a liquidation value of $25 per depositary share, for a total of $25,000,000, (b) the Operating Partnership's exchange of $25,000,000 of its existing 7.18% unsecured notes due December 31, 2003 for $26,105,000 of its newly issued 5.82% unsecured notes that mature on March 15, 2013, with TIAA, and (c) the Operating Partnership's repurchase from TIAA of an additional $25,000,000 of the Operating Partnership's existing 7.18% unsecured notes due December 31, 2003, for $26,105,000.

*
filed herewith

MACK-CALI REALTY CORPORATION

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACK-CALI REALTY CORPORATION (Registrant)

Date: May 7, 2003	By:	/s/ MITCHELL E. HERSH Mitchell E. Hersh Chief Executive Officer

Date: May 7, 2003	By:	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President & Chief Financial Officer

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

Date: May 7, 2003	By:	/s/ MITCHELL E. HERSH Mitchell E. Hersh Chief Executive Officer

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

Date: May 7, 2003	By:	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President & Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit Title
3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Company's Form 10-Q dated June 30, 2001 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company's Form 8-K dated June 10, 1999 and incorporated herein by reference).
3.3*	Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003.
3.4
Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Company's Form8-K dated December11, 1997 and incorporated herein by reference).
3.5
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Company's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).
3.6
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Company's Form 8-K dated July 6, 1999 and incorporated herein by reference).
3.7
Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).
3.8
Articles Supplementary for the 8% Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
3.9
Certificate of Designation for the 8% Series C Cumulative Redeemable Perpetual Preferred Operating Partnership Units dated March 14, 2003 (filed as Exhibit 3.2 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
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
4.9
Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.3 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
4.10
Deposit Agreement dated March 14, 2003 by and among Mack-Cali Realty Corporation, EquiServe Trust Company, N.A., and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.1 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
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
10.39	Warrant issued by Cali Realty Corporation to Brad W. Berger, dated January 31, 1997 (filed as Exhibit 10.84 to the Company's Form 10-K dated December 31, 1996 and incorporated herein by reference).

10.40	Warrant issued by Cali Realty Corporation to Timothy M. Jones, dated January 31, 1997 (filed as Exhibit 10.86 to the Company's Form 10-K dated December 31, 1996 and incorporated herein by reference).
10.41	Warrant issued by Cali Realty Corporation to Michael Grossman, dated January 31, 1997 (filed as Exhibit 10.89 to the Company's Form 10-K dated December 31, 1996 and incorporated herein by reference).
10.42
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company's Form 10-K dated December 31, 2002 and incorporated herein by reference.)
99.1*	Certification of the Company's Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
filed herewith

QuickLinks

MACK-CALI REALTY CORPORATION FORM 10-Q INDEX
MACK-CALI REALTY CORPORATION Part I—Financial Information
MACK-CALI REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
MACK-CALI REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
MACK-CALI REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2003 (in thousands) (unaudited)
MACK-CALI REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
MACK-CALI REALTY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
MACK-CALI REALTY CORPORATION Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
Signatures
MACK-CALI REALTY CORPORATION Certification
MACK-CALI REALTY CORPORATION Certification
Exhibit Index