Form 10-Q
period 2003-09-30
MACK CALI REALTY CORP
filed 2003-11-06
CIK 924901

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

        As of October 31, 2003, there were 58,290,557 shares of $0.01 par value common stock outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

INDEX

			Page
Part I	Financial Information
	Item 1.	Financial Statements:
		Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	4
		Consolidated Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002	5
		Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2003	6
		Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	7
		Notes to Consolidated Financial Statements	8-39
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	40-57
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58
	Item 4.	Controls and Procedures	58
Part II	Other Information
	Item 1.	Legal Proceedings	59
	Item 2.	Changes in Securities and Use of Proceeds	60
	Item 3.	Defaults Upon Senior Securities	60
	Item 4.	Submission of Matters to a Vote of Security Holders	60
	Item 5.	Other Information	60
	Item 6.	Exhibits and Reports on Form 8-K	60-65
		Signatures	66

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

        The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Rental property
Land and leasehold interests	$551,280	$544,176
Buildings and improvements	3,194,772	3,141,003
Tenant improvements	188,102	164,945
Furniture, fixtures and equipment	7,660	7,533

	3,941,814	3,857,657
Less—accumulated depreciation and amortization	(520,423)	(445,569)

Net investment in rental property	3,421,391	3,412,088
Cash and cash equivalents	35,294	1,167
Investments in unconsolidated joint ventures, net	46,356	176,797
Unbilled rents receivable, net	70,599	64,759
Deferred charges and other assets, net	125,127	127,551
Restricted cash	7,780	7,777
Accounts receivable, net of allowance for doubtful accounts of $1,516 and $1,856	4,968	6,290

Total assets	$3,711,515	$3,796,429

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior unsecured notes	$1,127,580	$1,097,346
Revolving credit facilities	—	73,000
Mortgages and loans payable	503,350	582,026
Dividends and distributions payable	46,034	45,067
Accounts payable, accrued expenses and other liabilities	48,147	50,774
Rents received in advance and security deposits	41,197	39,038
Accrued interest payable	10,707	24,948

Total liabilities	1,777,015	1,912,199

Minority interest in Operating Partnership	429,791	430,036

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000 and no shares outstanding, at liquidation preference	25,000	—
Common stock, $0.01 par value, 190,000,000 shares authorized, 58,182,631 and 57,318,478 shares outstanding	582	573
Additional paid-in capital	1,552,710	1,525,479
Dividends in excess of net earnings	(64,589)	(68,966)
Unamortized stock compensation	(8,994)	(2,892)

Total stockholders' equity	1,504,709	1,454,194

Total liabilities and stockholders' equity	$3,711,515	$3,796,429

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES
Base rents	$126,120	$119,779	$380,209	$367,699
Escalations and recoveries from tenants	16,285	15,088	46,309	42,674
Parking and other	4,981	7,441	14,135	15,033

Total revenues	147,386	142,308	440,653	425,406

EXPENSES
Real estate taxes	16,677	15,112	48,723	45,715
Utilities	11,658	10,016	32,095	29,350
Operating services	17,329	16,660	55,694	49,197
General and administrative	8,661	5,513	22,333	20,108
Depreciation and amortization	29,511	28,902	88,066	80,374
Interest expense	28,910	26,429	87,143	78,384
Interest income	(244)	(742)	(835)	(1,527)
Loss on early retirement of debt, net	—	—	2,372	—

Total expenses	112,502	101,890	335,591	301,601

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	34,884	40,418	105,062	123,805
Minority interest in Operating Partnership	(7,535)	(8,301)	(22,762)	(25,347)
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	3,151	1,941	11,250	9,030
Gain on sale of investment in unconsolidated joint venture (net of minority interest)	20,392	—	20,392	—

Income from continuing operations	50,892	34,058	113,942	107,488
Discontinued operations (net of minority interest):
(Loss) income from discontinued operations	—	(227)	26	22
Realized gain on disposition of rental property	—	—	1,165	—

Total discontinued operations, net	—	(227)	1,191	22
Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	—	401	—	2,376

Net income	50,892	34,232	115,133	109,886
Preferred stock dividends	(500)	—	(1,172)	—

Net income available to common shareholders	$50,392	$34,232	$113,961	$109,886

Basic earnings per common share:
Income from continuing operations	$0.87	$0.60	$1.96	$1.92
Discontinued operations	—	—	0.02	—

Net income available to common shareholders	$0.87	$0.60	$1.98	$1.92

Diluted earnings per common share:
Income from continuing operations	$0.84	$0.59	$1.94	$1.91
Discontinued operations	—	—	0.02	—

Net income available to common shareholders	$0.84	$0.59	$1.96	$1.91

Dividends declared per common share	$0.63	$0.63	$1.89	$1.87

Basic weighted average shares outstanding	57,870	57,534	57,545	57,194

Diluted weighted average shares outstanding	72,465	65,656	71,943	71,764

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2003

(in thousands) (unaudited)

	Preferred Stock		Common Stock			Dividends in Excess of Net Earnings
					Additional Paid-In Capital		Unamortized Stock Compensation	Total Stockholders' Equity
	Shares	Amount	Shares	Par Value
Balance at January 1, 2003	—	—	57,318	$573	$1,525,479	$(68,966)	$(2,892)	$1,454,194
Net income	—	—	—	—	—	115,133	—	115,133
Preferred stock dividends	—	—	—	—	—	(1,172)	—	(1,172)
Common stock dividends	—	—	—	—	—	(109,584)	—	(109,584)
Issuance of preferred stock	10	$25,000	—	—	(164)	—	—	24,836
Redemption of common units for shares of common stock	—	—	31	—	936	—	—	936
Proceeds from stock options exercised	—	—	626	6	17,232	—	—	17,238
Proceeds from stock warrants exercised	—	—	68	1	2,226	—	—	2,227
Stock options expense	—	—	—	—	139	—	—	139
Deferred compensation plan for directors	—	—	—	—	169	—	—	169
Issuance of Restricted Stock Awards	—	—	175	2	5,250	—	(5,212)	40
Amortization of stock compensation	—	—	—	—	—	—	1,583	1,583
Adjustment to fair value of Restricted Stock Awards	—	—	—	—	2,488	—	(2,488)	—
Cancellation of Restricted Stock Awards	—	—	—	—	(15)	—	15	—
Repurchase of common stock	—	—	(35)	—	(1,030)	—	—	(1,030)

Balance at September 30, 2003	10	$25,000	58,183	$582	$1,552,710	$(64,589)	$(8,994)	$1,504,709

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$115,133	$109,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,066	80,374
Stock options expense	139	—
Amortization of stock compensation	1,583	1,376
Amortization of deferred financing costs and debt discount	3,603	3,928
Write-off of unamortized interest rate contract	1,540	—
Discount on early retirement of debt	(2,008)	—
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	(11,250)	(9,030)
Gain on sale of investment in unconsolidated joint venture (net of minority interest)	(20,392)	—
Realized (gains) losses and unrealized losses on disposition of rental property (net of minority interest), net	(1,165)	(2,376)
Minority interest in Operating Partnership	22,762	25,348
Minority interest in income from discontinued operations	4	4
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(5,904)	(4,021)
Increase in deferred charges and other assets, net	(17,974)	(26,811)
Decrease in accounts receivable, net	1,322	346
Decrease in accounts payable and accrued expenses	(2,627)	(2,121)
Decrease in rents received in advance and security deposits	2,159	5,550
Decrease in accrued interest payable	(14,241)	(16,782)

Net cash provided by operating activities	$160,750	$165,671

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property	$(88,689)	$(127,546)
Proceeds from repayment of mortgage note receivable	3,542	3,813
Investments in unconsolidated joint ventures	(12,851)	(51,587)
Distributions from unconsolidated joint ventures	14,339	20,086
Proceeds from sale of investment in unconsolidated joint venture	164,867	—
Proceeds from sales of rental property	5,469	115,460
(Increase) decrease in restricted cash	(3)	485

Net cash provided by (used in) investing activities	$86,674	$(39,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	$124,714	—
Proceeds from revolving credit facilities	297,852	$428,775
Repayments of revolving credit facilities	(370,852)	(369,275)
Repayment of senior unsecured notes	(95,284)	—
Repayments of mortgages and loans payable	(76,124)	(2,593)
Net proceeds from preferred stock issuance	24,836	—
Repurchase of common stock	(1,030)	(1,824)
Payment of financing costs	(577)	(4,986)
Proceeds from stock options exercised	17,238	16,866
Proceeds from stock warrants exercised	2,227	3,547
Payment of dividends and distributions	(136,297)	(132,908)

Net cash used in financing activities	$(213,297)	$(62,398)

Net increase in cash and cash equivalents	$34,127	$63,984
Cash and cash equivalents, beginning of period	1,167	12,835

Cash and cash equivalents, end of period	$35,294	$76,819

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share/unit amounts)

1.     ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

        Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of September 30, 2003, the Company owned or had interests in 265 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 28.5 million square feet, which are comprised of 155 office buildings and 97 office/flex buildings, totaling approximately 28.0 million square feet (which include four office buildings and one office/flex building aggregating 1.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, three stand-alone retail properties totaling approximately 118,040 square feet (which includes one retail property totaling approximately 100,740 square feet owned by an unconsolidated joint venture in which the Company has an investment interest), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others. The Properties are located in eight states, primarily in the Northeast, plus the District of Columbia.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $60,247 and $168,700 (including land of $46,635 and $50,481) as of September 30, 2003 and December 31, 2002, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

        Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

        Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

        Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

        On a periodic basis, management assesses whether there are any indicators that the value of the Company's real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. Management does not believe that the value of any of the Company's rental properties is impaired.

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

Deferred Financing Costs

        Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,118 and $1,176 for the three months ended September 30, 2003 and 2002, respectively, and $3,603 and $3,529 for the nine months ended September 30, 2003 and 2002, respectively.

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $821 and $908 for the three months ended September 30, 2003 and 2002, respectively, and $2,313 and $2,604 for the nine months ended September 30, 2003 and 2002, respectively.

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

Revenue Recognition

        Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Company, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties.

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

Dividends and Distributions Payable

        The dividends and distributions payable at September 30, 2003 represents dividends payable to preferred shareholders of record as of October 3, 2003 (1,000,000 depositary shares), common shareholders of record on that same date (58,261,944 shares), distributions payable to minority interest common unitholders (7,795,498 common units) on that same date and preferred distributions payable to preferred unitholders (215,456 preferred units) for the third quarter 2003. The third quarter 2003 preferred stock dividends of $0.50 per depositary share, common stock dividends and common unit distributions of $0.63 per common share and common unit, as well as the third quarter preferred unit distributions of $18.1818 per preferred unit were approved by the Board of Directors on September 17, 2003. The preferred stock dividends payable were paid on October 15, 2003. The common stock dividends and common and preferred unit distributions payable were paid on October 20, 2003.

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

Stock Options

        With respect to the Company's stock options which were granted prior to 2002, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Company's stock option plans for the granting of stock options made prior to 2002. In 2002, the Company adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the value of stock options at the grant date be amortized ratably into expense over the appropriate vesting period. The Company did not grant any stock options in 2002. For the three and nine month periods ended September 30, 2003, the Company recorded stock options expense of $51 and $139, respectively, for stock options granted in 2003. FASB No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

        The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income available to common shareholders, as reported	$50,392	$34,232	$113,961	$109,886
Add: Stock-based employee compensation expense included in reported net income	51	—	139	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(421)	(602)	$(1,247)	(1,801)

Pro forma net income available to common shareholders—basic	$50,022	$33,630	$112,853	$108,085

Earnings Per Common Share:
Basic—as reported	$0.87	$0.60	$1.98	$1.92
Basic—pro forma	$0.86	$0.58	$1.96	$1.89
Diluted—as reported	$0.84	$0.59	$1.96	$1.91
Diluted—pro forma	$0.84	$0.58	$1.94	$1.88

Reclassifications

        Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.     REAL ESTATE PROPERTY TRANSACTIONS

Property Acquisitions

        The Company acquired the following operating properties during the nine months ended September 30, 2003:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Company(a)
Office:
09/12/03	4 Sentry Parkway	Blue Bell, Montgomery County, PA	1	63,930	$10,395
09/23/03	14 Commerce Drive	Cranford, Union County, NJ	1	67,189	8,382

Total Office Property Acquisitions:			2	131,119	$18,777
Office/Flex
08/19/03	3 Odell Plaza	Yonkers, Westchester County, NY	1	71,065	6,047

Total Property Acquisitions:			3	202,184	$24,824

(a)
Transactions were funded primarily through borrowings on the Company's revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Company's cash reserves. Amounts are as of September 30, 2003.

Property Sales

        On March 28, 2003, the Company sold 1770 St. James Place, a 103,689 square-foot office building located in Houston, Harris County, Texas, for net sales proceeds of approximately $5,469. The Company recognized a gain of $1,165 (net of minority interest of $159) from the sale, which is presented in discontinued operations for the nine months ended September 30, 2003. See Note 6.

        On October 31, 2003, the Company sold 111 Soledad, a 248,153 square foot office building located in San Antonio, Texas, for net sales proceeds of approximately $10,780.

4.     INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        The debt of the Company's unconsolidated joint ventures aggregating $148,599 as of September 30, 2003 is non-recourse to the Company, except for customary exclusions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

  Pacific Plaza I & II

        Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, San Mateo County, California between HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II comprises a six-story retail and theater complex. The theater portion of Phase II commenced initial operations in June 2002, with a portion of the retail space commencing operations in August 2002. The Company performs management services for these properties owned by the joint venture and recognized $81 and $91 in fees for such services for the three months ended September 30, 2003 and 2002, respectively, and $234 and $213 for the nine months ended September 30, 2003 and 2002, respectively.

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

G&G MARTCO (Convention Plaza)

        On April 30, 1998, the Company acquired a 49.9 percent interest in an existing joint venture, G&G Martco, which owns Convention Plaza, a 305,618 square-foot office building, located in San Francisco, San Francisco County, California. A portion of the Company's initial investment was financed through the issuance of common units, as well as funds drawn from the Company's revolving credit facilities. On June 4, 1999, the Company acquired an additional 0.1 percent interest in G&G Martco through the issuance of common units. The venture has a mortgage loan with a $42,559 balance at September 30, 2003 secured by its office property. The mortgage bears interest at a rate of the London Inter-Bank Offered Rate ("LIBOR") (1.12 percent at September 30, 2003) plus 162.5 basis points and matures in August 2006. The Company performs management and leasing services for the property owned by the joint venture and recognized $54 and $62 in fees for such services for the three months ended September 30, 2003 and 2002, respectively, and $177 and $188 for the nine months ended September 30, 2003 and 2002, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C./ PLAZA VIII AND IX ASSOCIATES, L.L.C.

        On May 20, 1998, the Company entered into a joint venture agreement with Columbia Development Company, L.L.C. ("Columbia") to form American Financial Exchange L.L.C ("AFE"). The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, Hudson County, New Jersey, adjacent to the Company's Harborside Financial Center office complex. Among other things, the partnership agreement provided for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The joint venture acquired land on which it initially constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Company's Harborside property and Manhattan. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 577,575 square-foot office building which was 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, on certain of the land owned by the venture. The lease agreement with Schwab obligated the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options at the tenant's election. Such option may have obligated the venture to construct an additional building or, at the Company's option, to make space available in any of its existing Harborside properties. Had the venture been unable to, or choose not to, provide such expansion space, the venture would have been liable to Schwab for its actual damages, in no event to exceed $15,000. The amount of Schwab's actual damages, up to $15,000, had been guaranteed by the Company. AFE has an agreement with the City of Jersey City, New Jersey, in which it is required to make payments in lieu of property taxes ("PILOT"). The agreement is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, with periodic increases, as defined. Total Project Costs, per the agreement, are the greater of $78,821 or actual Total Project Costs, as defined. The Company performed management, leasing and development services for the Plaza 10 property owned by the venture and recognized $1,892 and $19 in fees for such services for the three months ended September 30, 2003 and 2002, respectively, and $2,194 and $19 for the nine months ended September 30, 2003 and 2002, respectively.

        On September 29, 2003, the Company sold its interest in AFE, in which it held a 50 percent interest, and received approximately $162,145 in net sales proceeds from the transaction, which the Company used primarily to repay outstanding borrowings under its revolving credit facility. The Company recognized a gain on the sale of approximately $23,140, which is recorded in gain on sale of investment in unconsolidated joint venture for the three and nine months ended September 30, 2003. Following completion of the sale of its interest, the Company no longer has any remaining obligations to Schwab.

        In advance of the transaction, AFE distributed its interests in Plaza VIII and IX Associates, L.L.C., which owned the undeveloped land currently used as a parking facility, to its then partners, the Company and Columbia. The Company and Columbia subsequently entered into a new joint venture agreement to own and manage the undeveloped land and related parking operations through Plaza VIII and IX Associates, L.L.C. The Company and Columbia each hold a 50 percent interest in the new venture.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

        On August 20, 1998, the Company entered into a joint venture agreement with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square-foot office/flex building and adjacent developable land, located in Orangeburg, Rockland County, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,935 balance at September 30, 2003 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2005. In 2001, the property's then principal tenant, Superior Bank was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (FDIC) was named receiver. The tenant continued to meet its rental payment obligations through September 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant's ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred leasing costs of $705, which is included in the Company's equity in earnings for the nine months ended September 30, 2002. Following Superior Bank's closure in June 2002, the venture's management determined it was unlikely a prospective tenant would retain tenant improvements previously made to Superior Bank's space and, accordingly, the venture accelerated amortization of those tenant improvements and recorded a charge of $3,586, which is included in the Company's equity in earnings for the nine months ended September 30, 2003. The

Company performs management, leasing and other services for the property owned by the joint venture and recognized $2 and $4 in fees for such services for the three months ended September 30, 2003 and 2002, respectively, and $10 and $53 for the nine months ended September 30, 2003 and 2002, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

        On September 18, 1998, the Company entered into a joint venture agreement with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square-foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square-foot office building acquired on November 25, 1998, both located in Houston, Harris County, Texas. The Company holds a 20 percent interest in the joint venture. The Company performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized $0 and $45 in fees for such services for the three and nine month periods ended September 30, 2002, respectively. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Company at a discount to the stock's fair market value, based on the underlying fair value of Prudential's interest in the venture at the time of conversion. The Company, at its option, can elect to exchange cash in lieu of stock in an amount equal to the fair value of Prudential's interest.

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

MC-SJP MORRIS V REALTY, LLC AND MC-SJP MORRIS VI REALTY, LLC

        The Company had an agreement with SJP Properties ("Land Development Agreement"), which provided for a cooperative effort in seeking approvals to develop up to approximately 1.8 million square feet of office development on certain vacant land, which is located in Hanover and Parsippany, Morris County, New Jersey, owned by the Company and SJP Properties. The Land Development Agreement provided that the parties share equally in the costs associated with seeking such requisite approvals. Upon mutual consent, the Company and SJP Properties were able to enter into one or more joint ventures to construct on the vacant land, or seek to dispose of their respective vacant land parcels subject to the agreement. Pursuant to the Land Development Agreement, on August 24, 2000, the Company entered into a joint venture with SJP Properties to form MC-SJP Morris V Realty, LLC and

MC-SJP Morris VI Realty, LLC (collectively the "Morris V and VI Venture"), which acquired developable land for approximately $16,193. The acquired land is able to accommodate approximately 650,000 square feet of office space and is located in Parsippany, Morris County, New Jersey. The venture entered into an agreement pertaining to the acquired land and two other land parcels in Parsippany with an insurance company to provide for a guarantee on the funding of the development of four office properties, aggregating 850,000 square feet. Such agreement provided, if the venture elected to develop, that the insurance company would be admitted to the joint venture and provide all the equity required to fund the development, subject to certain conditions. The venture had a mortgage loan secured by its land and guaranteed by the insurance company, which carried an interest rate of LIBOR plus 125 basis points and was scheduled to mature in March 2004.

        In October 2003, the Company and SJP Properties mutually agreed to terminate the Land Development Agreement and the related Morris V and VI Venture, including the agreement with the insurance company. In conjunction with the termination of the Land Development Agreement, the Company reimbursed SJP $1,812 for its development costs incurred on the parcels of land owned by the Company. Additionally, the Company sold its interest to SJP in the Morris V and VI Venture for $350, an amount equivalent to the costs contributed to such venture.

SOUTH PIER AT HARBORSIDE—HOTEL DEVELOPMENT

        On November 17, 1999, the Company entered into an agreement with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, Hudson County, New Jersey, which was completed and commenced initial operations in July 2002. The Company owns a 50 percent interest in the venture. The venture has a mortgage loan with a commercial bank with a $62,868 balance at September 30, 2003 secured by its hotel property, which each partner, including the Company, has severally guaranteed repayment of approximately $11,148. The debt bears interest at a rate of LIBOR plus 275 basis points and matures in December 2003. The loan provides for two one-year extension options upon payment of a fee and subject to certain conditions. As the venture currently does not expect to meet the conditions allowing it to exercise an extension option under the current loan, the venture is pursuing a new mortgage loan with other potential lenders, although no assurance can be given that such financing will be obtained. Additionally, the venture has an $8,000 loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Company has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

        The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2003 and December 31, 2002:

	September 30, 2003
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$7,481	$—	$13,424	$13,397	$36,052	$—	$16,636	$87,144	$174,134
Other assets	13,734	2,858	—	4,865	824	332	—	30	10,086	32,729

Total assets	$13,734	$10,339	$—	$18,289	$14,221	$36,384	$—	$16,666	$97,230	$206,863

Liabilities and partners'/ members' capital (deficit):
Mortgages and loans payable	$—	$42,559	$—	$—	$14,935	$—	$—	$17,983	$73,122	$148,599
Other liabilities	3	1,006	—	4,814	74	806	—	48	4,060	10,811
Partners'/members capital (deficit)	13,731	(33,226)	—	13,475	(788)	35,578	—	(1,365)	20,048	47,453

Total liabilities and partners'/ members' capital (deficit)	$13,734	$10,339	$—	$18,289	$14,221	$36,384	$—	$16,666	$97,230	$206,863

Company's investment in unconsolidated joint ventures, net	$12,830	$5,881	$—	$6,708	$—	$7,588	$—	$316	$13,033	$46,356

	December 31, 2002
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Combined Total
Assets:
Rental property, net	$—	$8,329	$105,195	$—	$13,803	$36,520	$—	$17,364	$90,407	$271,618
Other assets	16,242	3,813	26,486	—	1,900	730	—	1,211	5,610	55,992

Total assets	$16,242	$12,142	$131,681	$—	$15,703	$37,250	$—	$18,575	$96,017	$327,610

Liabilities and partners'/ members' capital (deficit):
Mortgages and loans payable	$—	$50,000	$—	$—	$15,282	$87	$—	$17,983	$69,475	$152,827
Other liabilities	18	1,789	6,243	—	97	942	—	48	4,084	13,221
Partners'/members' capital (deficit)	16,224	(39,647)	125,438	—	324	36,221	—	544	22,458	161,562

Total liabilities and partners'/ members' capital (deficit)	$16,242	$12,142	$131,681	$—	$15,703	$37,250	$—	$18,575	$96,017	$327,610

Company's investment in unconsolidated joint ventures, net	$15,900	$2,794	$134,158	$—	$1,232	$7,652	$—	$289	$14,772	$176,797

        The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total
Total revenues	$11	$2,950	$5,614	$—	$65	$955	$—	$—	$6,692	$—	$16,287
Operating and other expenses	(244)	(1,033)	(1,156)	—	(220)	(800)	—	—	(4,278)	—	(7,731)
Depreciation and amortization	—	(380)	(1,111)	—	(139)	(244)	—	—	(1,614)	—	(3,488)
Interest expense	—	(350)	—	—	(107)	—	—	—	(761)	—	(1,218)

Net income (loss)	$(233)	$1,187	$3,347	$—	$(401)	$(89)	$—	$—	$39	$—	$3,850

Company's equity in earnings (loss) of unconsolidated joint ventures	$(77)	$593	$3,157	$—	$(100)	$(17)	$—	$—	$19	$(424)	$3,151

	Three Months Ended September 30, 2002
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total
Total revenues	$1	$3,307	$1,001	$—	$63	$1,113	$48,913	$—	$616	$—	$55,014
Operating and other expenses	(442)	(1,170)	(176)	—	(220)	(728)	(7,510)	—	(1,296)	—	(11,542)
Depreciation and amortization	—	(407)	(138)	—	(223)	(244)	—	—	(1,248)	—	(2,260)
Interest expense	—	(475)	—	—	(181)	—	(6,739)	—	(804)	—	(8,199)

Net income (loss)	$(441)	$1,255	$687	$—	$(561)	$141	$34,664	$—	$(2,732)	$—	$33,013

Company's equity in earnings (loss) of unconsolidated joint ventures	$(5)	$592	$687	$—	$(281)	$28	$2,670	$—	$(1,486)	$(264)	$1,941

        The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the nine months ended September 30, 2003 and 2002:

	Nine Months Ended September 30, 2003
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total
Total revenues	$4,660	$9,680	$17,398	$—	$183	$2,920	$—	$—	$16,383	$—	$51,224
Operating and other expenses	(315)	(2,995)	(3,040)	—	(737)	(2,528)	—	—	(11,726)	—	(21,341)
Depreciation and amortization	—	(1,215)	(2,912)	—	(416)	(731)	—	—	(4,711)	—	(9,985)
Interest expense	—	(1,199)	—	—	(343)	—	—	—	(2,356)	—	(3,898)

Net income (loss)	$4,345	$4,271	$11,446	$—	$(1,313)	$(339)	$—	$—	$(2,410)	$—	$16,000

Company's equity in earnings (loss) of unconsolidated joint ventures	$2,346	$2,012	$11,342	$—	$(1,332)	$(39)	$—	$—	$(1,555)	$(1,524)	$11,250

	Nine Months Ended September 30, 2002
	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	MC-SJP Morris Realty	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total
Total revenues	$12,106	$10,067	$1,181	$—	$1,803	$3,398	$88,411	$—	$616	$—	$117,582
Operating and other expenses	(1,107)	(2,907)	(197)	—	(2,339)	(2,017)	(16,671)	—	(1,306)	—	(26,544)
Depreciation and amortization	(641)	(1,219)	(157)	—	(1,749)	(731)	—	—	(1,248)	—	(5,745)
Interest expense	(233)	(1,469)	—	—	(579)	—	(19,707)	—	(804)	—	(22,792)

Net income (loss)	$10,125	$4,472	$827	$—	$(2,864)	$650	$52,033	$—	$(2,742)	$—	$62,501

Company's equity in earnings (loss) of unconsolidated joint ventures	$6,015	$2,218	$827	$—	$(1,432)	$176	$3,956	$—	$(1,486)	$(1,244)	$9,030

5.     DEFERRED CHARGES AND OTHER ASSETS

	September 30, 2003	December 31, 2002
Deferred leasing costs	130,770	119,520
Deferred financing costs	24,504	23,927

	155,274	143,447
Accumulated amortization	(52,123)	(40,477)

Deferred charges, net	103,151	102,970
Notes receivable	8,750	12,292
Prepaid expenses and other assets, net	13,226	12,289

Total deferred charges and other assets, net	$125,127	$127,551

6.     DISCONTINUED OPERATIONS

        Effective January 1, 2002, the Company adopted the provisions of FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes FASB No. 121. FASB No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. FASB No. 144 retains the requirements of FASB No. 121 regarding impairment loss recognition and measurement. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. As the statement requires implementation on a prospective basis, properties which were identified as held for sale by the Company prior to January 1, 2002 are presented in the accompanying financial statements in a manner consistent with the presentation prior to January 1, 2002. As the Company sold 1770 St. James Place (see Note 3) during the nine months ended September 30, 2003, the Company has presented this property as discontinued operations in its statements of operations for the three and nine months ended September 30, 2003 and 2002.

        The following tables summarize income from discontinued operations (net of minority interest) and the related realized gain on sale of rental property (net of minority interest) for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenues	—	$357	$254	$1,062
Operating and other expenses	—	(218)	(168)	(636)
Depreciation and amortization	—	(397)	(56)	(400)
Minority interest	—	31	(4)	(4)

Income from discontinued operations (net of minority interest)	—	$(227)	$26	$22

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Realized gain on sale of rental property	—	—	$1,324	—
Minority interest	—	—	(159)	—

Realized gain on sale of rental property (net of minority interest)	—	—	$1,165	—

7.     SENIOR UNSECURED NOTES

        A summary of the Company's senior unsecured notes as of September 30, 2003 and December 31, 2002 is as follows:

	September 30, 2003	December 31, 2002	Effective Rate(a)
7.180%, $95,283 Face Amount Notes, due December 31, 2003	—	$95,283	7.23%
7.000%, $300,000 Face Amount Notes, due March 15, 2004	$299,963	299,904	7.27%
7.250%, $300,000 Face Amount Notes, due March 15, 2009	298,718	298,542	7.49%
7.835%, $15,000 Face Amount Notes, due December 15, 2010	15,000	15,000	7.95%
7.750%, $300,000 Face Amount Notes, due February 15, 2011	298,732	298,602	7.93%
6.150%, $94,914 Face Amount Notes, due December 15, 2012	90,384	90,015	6.89%
5.820%, $26,105 Face Amount Notes, due March 15, 2013	25,061	—	6.45%
4.600%, $100,000 Face Amount Notes, due June 15, 2013	99,722	—	4.74%

Total Senior Unsecured Notes	$1,127,580	$1,097,346

(a)
Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

        On March 14, 2003, the Company exchanged $25,000 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $26,105 face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears. The exchange was completed with Teachers Insurance and Annuity Association ("TIAA"). In addition, the Company also repurchased $25,000 face amount of notes due December 31, 2003 from TIAA for $26,105. The Company recorded $1,402 in loss on early retirement of debt, net, for the nine months ended September 30, 2003 for costs incurred in connection with the notes transactions.

        On June 12, 2003, the Company issued $100,000 face amount of 4.60 percent senior unsecured notes due June 15, 2013 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $99,064 was used primarily to repay $62,800 of mortgage debt at a discount of $1,700 (recorded as a reduction in loss on early retirement of debt, net), and to reduce outstanding borrowings under the 2002 Unsecured Facility, as defined in Note 8. The Company recorded $1,540 in loss on early retirement of debt, net, in the nine months ended September 30, 2003 for the write-off of the unamortized balance of an interest rate contract in conjunction with the repayment of mortgage debt (see Note 9: Mortgages and Loans Payable—Interest Rate Contract). The unsecured notes were issued at a discount of approximately $286, which is being amortized over the term as an adjustment to interest expense.

        On June 25, 2003, the Company repurchased $45,283 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $46,707 from TIAA. The repurchase fully retired the 7.18 percent senior unsecured notes which were due

December 31, 2003. The Company recorded $1,437 in loss on early retirement of debt, net, for the nine months ended September 30, 2003 for costs incurred in connection with the notes repurchase.

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

SUMMARY

        As of September 30, 2003 and December 31, 2002, the Company had outstanding borrowings of $0 and $73,000, respectively, under the 2002 Unsecured Facility.

9.     MORTGAGES AND LOANS PAYABLE

        The Company has mortgages and loans payable collateralized by certain of the Company's rental properties. Payments on mortgages and loans payable are generally due in monthly installments of principal and interest, or interest only.

        A summary of the Company's mortgages and loans payable as of September 30, 2003 and December 31, 2002 is as follows:

			Principal Balance at
Property Name	Lender	Effective Interest Rate(a)	September 30, 2003	December 31, 2002	Maturity
Harborside—Plaza 1	U.S. West Pension Trust	4.36%	—	$61,722	—
Mack-Cali Willowbrook	CIGNA	8.67%	—	7,658	—
1633 Littleton Road	First Union/Maher Partners	3.87%	—	3,504	—
400 Chestnut Ridge	Prudential Insurance Co.	9.44%	$10,768	11,611	7/01/04
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	35,000	35,000	4/01/05
Various(b)	Prudential Insurance Co.	7.10%	150,000	150,000	5/15/05
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	23,000	23,000	9/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	17,500	17,500	9/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	23,870	24,470	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	7,731	8,417	10/10/05
Harborside—Plazas 2 and 3	Northwestern/Principal	7.36%	155,038	158,140	1/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	10,092	10,226	4/01/07
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+0.65%	32,178	32,178	1/31/09
2200 Renaissance Boulevard	TIAA	5.89%	18,902	19,100	12/01/12
Soundview Plaza	TIAA	6.02%	19,271	19,500	1/01/13

Total Mortgages and Loans Payable			$503,350	$582,026

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

INTEREST RATE CONTRACT

        On July 18, 2002, the Company entered into a forward treasury rate lock agreement with a commercial bank. The agreement was used to fix the index rate on $61,525 of the Harborside—Plaza 1 mortgage at 3.285 percent per annum, for which the interest rate was re-set to the three-year U.S. Treasury Note plus 130 basis points for the three years beginning November 4, 2002. On November 4, 2002, the Company paid $1,888 in settlement of the forward treasury rate lock agreement entered into in July 2002, which was being amortized to interest expense over a three-year period.

        In conjunction with the repayment of the Harborside—Plaza 1 mortgage on June 12, 2003, the Company wrote off the unamortized balance of the interest rate contract of $1,540, which was recorded in loss on early retirement of debt, net, for the nine months ended September 30, 2003.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

        Cash paid for interest for the nine months ended September 30, 2003 and 2002 was $103,593 and $108,630 respectively. Interest capitalized by the Company for the nine months ended September 30, 2003 and 2002 was $6,380 and $17,171, respectively.

SUMMARY OF INDEBTEDNESS

        As of September 30, 2003, the Company's total indebtedness of $1,630,930 (weighted average interest rate of 7.10 percent) was comprised of $32,178 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.01 percent) and fixed rate debt of $1,598,752 (weighted average rate of 7.21 percent).

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

Preferred Units

        The Operating Partnership has two classes of preferred units—Series B and Series C, which are described as follows:

Series B

        The Series B Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Company, based on circumstances per the applicable unit certificates. The quarterly distribution on each Series B Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Series B Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Company may cause the mandatory conversion of the Series B Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Company's common stock equals or exceeds $34.65. The Company is prohibited from taking certain actions that would adversely affect the rights of the holders of Series B Preferred Units without the consent of at least 66 2/3 percent of the outstanding Series B Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Series B Preferred Units; provided, however, that such consent is not required if the Company issues preferred units ranking equal (but not senior) to the Series B Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value or (b) 10 percent of the sum of (1) the combined market capitalization of the Company's common stock and the Operating Partnership's common units and Series B Preferred Units, as if converted into common stock, and (2) the aggregate liquidation preference on any of the Company's non-convertible preferred stock or the Operating Partnership's non-convertible preferred units. As of September 30, 2003, the calculation in the above clause (b) was $285,509.

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

Unit Transactions

        The following table sets forth the changes in minority interest which relate to the Series B Preferred Units and common units in the Operating Partnership for the nine months ended September 30, 2003:

	Series B Preferred Units	Common Units	Series B Preferred Unitholders	Common Unitholders	Total
Balance at January 1, 2003	215,894	7,813,806	$221,445	$208,591	$430,036
Net income	—	—	11,759	15,438	27,197
Distributions	—	—	(11,759)	(14,747)	(26,506)
Redemption of preferred units for common units	(438)	12,641	(449)	449	—
Redemption of common units for shares of common stock	—	(30,949)	—	(936)	(936)

Balance at September 30, 2003	215,456	7,795,498	$220,996	$208,795	$429,791

Minority Interest Ownership

        As of September 30, 2003 and December 31, 2002, the minority interest common unitholders owned 11.8 percent (19.4 percent, including the effect of the conversion of Series B Preferred Units into common units) and 12.0 percent (19.7 percent including the effect of the conversion of Series B Preferred Units into common units) of the Company, respectively.

11.   EMPLOYEE BENEFIT PLAN

        All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the "401(k) Plan"). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. Under the 401(k) Plan, the Company, at management's discretion, may match employee contributions and/or make discretionary contributions. Total expense incurred by the Company for the three months ended September 30, 2003 and 2002 was $100 and $100, respectively, and for the nine months ended September 30, 2003 and 2002 was $300 and $300, respectively.

12.   COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Harborside Financial Center

        Pursuant to an agreement with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes ("PILOT") on its Harborside Plaza 2 and 3 properties. The agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $959 and $945 for the three months ended September 30, 2003 and 2002, respectively, and $2,866 and $2,814 for the nine months ended September 30, 2003 and 2002, respectively.

        The Company entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 4-A property. The agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $252 for the three months ended September 30, 2003 and 2002, respectively, and $682 and $749 for the nine months ended September 30, 2003 and 2002, respectively.

        Additionally, the Company entered into a similar PILOT agreement with the City of Jersey City, New Jersey on its Harborside Plaza 5 property. The agreement, which commenced in 2002, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, per the agreement, are the greater of $132,294 or actual Total Project Costs, as defined. The PILOT totaled $774 and $206 for the three months ended September 30, 2003 and 2002, respectively, and $2,397 and $206 for the nine months ended September 30, 2003 and 2002, respectively.

        On February 12, 2003, the Meadowlands Xanadu proposal, presented by a joint venture to be formed between The Mills Corporation and the Company was selected by the New Jersey Sports and Exposition Authority (NJSEA), providing them with the exclusive right to negotiate a developer's agreement for the development of a $1.5 billion family entertainment and recreation complex with an office and hotel component at the Continental Airlines Arena site in East Rutherford, New Jersey. Meadowlands Xanadu's 4.76-million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, kids' activities and fashion. The project is expected to also include office and hotel space totaling 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities. No definitive documentation has been entered into between The Mills Corporation and the Company with respect to the Xanadu Project. However, it is the current understanding between Mills and the Company that the retail component will be shared 80 percent to Mills and 20 percent to the Company and the office and hotel components will be shared 80 percent to the Company and 20 percent to Mills. There can be no assurance that these will be the final economic arrangements.

        On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the NJSEA from entering into a contract with The Mills Corporation and the Company for the redevelopment of the Continental Arena site. The case was dismissed by the trial court but appealed. Hartz also appealed the NJSEA's final decision which denied Hartz's bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA's denial of its protest. Four citizens, Elliot Braha, Richard Delauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Company. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Division. We believe that our proposal fully complied with applicable laws and the request for proposals, and we plan to vigorously enforce our rights concerning this project.

        On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. ("BBO") was commenced by BBO and the Official Committee of Unsecured Creditors of BBO ("Plaintiffs") in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants Mack-Cali Realty, L.P., the chief executive officer of the Company, and certain alleged affiliates of the Company (the "Mack-Cali Defendants"). Also named as defendants are seven other real estate investment trusts or partnerships ("REITs") that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO's assets to a newly created entity, and approving the sale of BBO's remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to Defendants within one year of BBO's bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain "turnover" of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition taken as a whole.

        The Company is a defendant in other litigation arising in the normal course of business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Company.

13.   TENANT LEASES

        The Properties are leased to tenants under operating leases with various expiration dates through 2019. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

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

        The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company's Board of Directors until dividends have been paid in full. At September 30, 2003, there were no dividends in arrears. The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

        Except under certain conditions relating to the Company's qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008. On and after such date, the Series C Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

COMMON STOCK REPURCHASES

        The Company has a share repurchase program which was authorized by its Board of Directors in September 2000 to purchase up to $150,000 of the Company's outstanding common stock ("Repurchase Program"). During the nine months ended September 30, 2003, the Company purchased and retired 35,000 shares of its outstanding common stock for an aggregate cost of approximately $1,030. The Company purchased and retired a total of 3,746,400 shares of its outstanding common stock for an aggregate cost of approximately $104,512 from September 2000 through September 30, 2003, with a remaining authorization under the Repurchase Program of $45,488.

STOCK OPTION PLANS

        In September 2000, the Company established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the 2000 Director Stock Option Plan ("2000 Director Plan"). In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both plans from 2,700,000 to 4,350,000 shares (subject to adjustment) of the Company's common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 have become exercisable over a three-year period and those options granted under both the 2000 Employee Plan and Employee Plan subsequent to 1995 become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 2003 and December 31, 2002, the stock options outstanding had a weighted average remaining contractual life of approximately 6.4 and 6.4 years, respectively.

        Information regarding the Company's stock options activity for the nine months ended September 30, 2003 is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2003	3,585,930	$32.19
Granted	954,800	$28.50
Exercised	(626,365)	$27.53
Lapsed or canceled	(104,860)	$30.57

Outstanding at September 30, 2003	3,809,505	$32.05

Options Exercisable at September 30, 2003	1,890,785	$36.04
Available for grant at September 30, 2003	2,379,913

        The Company recognized stock options expense of $51 and none for the three month periods ended September 30, 2003 and 2002, respectively, and $139 and none for the nine month periods ended September 30, 2003 and 2002, respectively.

STOCK WARRANTS

        The Company has 185,000 warrants outstanding which enable the holders to purchase an equal number of shares of its common stock ("Stock Warrants") at $33 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on January 31, 2007.

        The Company also has 339,976 Stock Warrants outstanding which enable the holders to purchase an equal number of its shares of common stock at $38.75 per share (the market price at date of issuance). Such warrants are all currently exercisable and expire on December 12, 2007.

        Information regarding the Company's Stock Warrants activity for the nine months ended September 30, 2003 is summarized below:

Warrants
Outstanding at January 1, 2003	642,476
Exercised	(67,500)
Lapsed or canceled	(50,000)

Outstanding at September 30, 2003	524,976

Exercisable at September 30, 2003	524,976

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

        Information regarding the Restricted Stock Awards activity for the nine months ended September 30, 2003 is summarized below:

Shares
Outstanding at January 1, 2003	153,736
Granted	174,839
Vested	(58,206)
Canceled	(500)

Outstanding at September 30, 2003	269,869

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

        During the nine months ended September 30, 2003 and 2002, 4,816 and 3,861 deferred stock units were earned, respectively. As of September 30, 2003 and 2002, there were 21,659 and 15,453 director stock units outstanding, respectively.

EARNINGS PER SHARE

        Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        The following information presents the Company's results for the three months ended September 30, 2003 and 2002 in accordance with FASB No. 128:

	Three Months Ended September 30,
	2003	2002
Computation of Basic EPS
Income from continuing operations	$50,892	$34,058
Deduct: Preferred stock dividends	(500)	—
Add: Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	—	401

Income from continuing operations available to common shares	50,392	34,459
Income from discontinued operations	—	(227)

Net income available to common shareholders	$50,392	$34,232

Weighted average common shares	57,870	57,534

Basic EPS:
Income from continuing operations	$0.87	$0.60
Income from discontinued operations	—	—

Net income available to common shareholders	$0.87	$0.60

	Three Months Ended September 30,
	2003	2002
Computation of Diluted EPS
Income from continuing operations available to common shareholders	$50,392	$34,459
Add: Income from continuing operations attributable to Operating Partnership—common units	6,790	4,725
Income from continuing operations attributable to Operating Partnership—Preferred Units	3,917	—

Income from continuing operations for diluted earnings per share	61,099	39,184
Income from discontinued operations for diluted earnings per share	—	(258)

Net income available to common shareholders	$61,099	$38,926

Weighted average shares	72,465	65,656

Diluted EPS:
Income from continuing operations	$0.84	$0.59
Income from discontinued operations	—	—

Net income available to common shareholders	$0.84	$0.59

        The following information presents the Company's results for the nine months ended September 30, 2003 and 2002 in accordance with FASB No. 128:

	Nine Months Ended September 30,
	2003	2002
Computation of Basic EPS
Income from continuing operations	$113,942	$107,488
Deduct: Preferred stock dividends	(1,172)	—
Add: Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	—	2,376

Income from continuing operations available to common shares	112,770	109,864
Income from discontinued operations	1,191	22

Net income available to common shareholders	$113,961	$109,886

Weighted average common shares	57,545	57,194

Basic EPS:
Income from continuing operations	$1.96	$1.92
Income from discontinued operations	0.02	—

Net income available to common shareholders	$1.98	$1.92

	Nine Months Ended September 30,
	2003	2002
Computation of Diluted EPS
Income from continuing operations available to common shareholders	$112,770	$109,864
Add: Income from continuing operations attributable to Operating Partnership—common units	15,275	15,229
Income from continuing operations attributable to Operating Partnership—Preferred Units	11,760	11,731

Income from continuing operations for diluted earnings per share	139,805	136,824
Income from discontinued operations for diluted earnings per share	1,354	27

Net income available to common shareholders	$141,159	$136,851

Weighted average shares	71,943	71,764

Diluted EPS:
Income from continuing operations	$1.94	$1.91
Income from discontinued operations	0.02	—

Net income available to common shareholders	$1.96	$1.91

        The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic EPS Shares	57,870	57,534	57,545	57,194
Add: Operating Partnership—common units	7,798	7,838	7,804	7,905
Operating Partnership—Preferred Units (after conversion to common units)	6,218	—	6,223	6,307
Stock options	559	284	364	355
Stock Warrants	20	—	7	3

Diluted EPS Shares	72,465	65,656	71,943	71,764

        Not included in the computations of diluted EPS were 3,250,203 and 3,397,229 stock options, 505,206 and 642,476 Stock Warrants, 0 and 6,230,707 Series B Preferred Units, and 0 and 2,000,000 Unit Warrants, as such securities were anti-dilutive during the three months ended September 30, 2003 and 2002, respectively. Also excluded from diluted EPS computations were 3,445,331 and 3,327,061 stock options, 517,494 and 639,423 Stock Warrants and 0 and 2,000,000 Unit Warrants, as such securities were anti-dilutive during the nine months ended September 30, 2003 and 2002, respectively. Unvested restricted stock outstanding as of September 30, 2003 and September 30, 2002 were 269,869 and 153,736, respectively.

        Through September 30, 2003, under the Repurchase Program, the Company purchased and retired a total of 5,615,600 shares of its outstanding common stock for an aggregate cost of approximately $157,074.

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

        Selected results of operations for the three and nine months ended September 30, 2003 and 2002 and selected asset information as of September 30, 2003 and December 31, 2002 regarding the Company's operating segment are as follows:

	Total Segment	Corporate & Other(e)	Total Company
Total contract revenues(a):
Three months ended:
September 30, 2003	$145,727	$366	$146,093(f	)
September 30, 2002	139,794	402	140,196(g	)
Nine months ended:
September 30, 2003	$431,939	$(168)	$431,771(h	)
September 30, 2002	420,041	330	420,371(i	)
Total operating and interest expenses(b):
Three months ended:
September 30, 2003	$45,785	$37,206	$82,991(j	)
September 30, 2002	42,169	30,819	72,988(k	)
Nine months ended:
September 30, 2003	$136,581	$110,944	$247,525(l	)
September 30, 2002	124,815	96,412	221,227(m	)
Equity in earnings (net minority interest):
Three months ended:
September 30, 2003	$3,151	$—	$3,151
September 30, 2002	(409)	2,350	1,941
Nine months ended:
September 30, 2003	$11,250	$—	$11,250
September 30, 2002	5,554	3,476	9,030
Gain on sale of investment (net minority interest):
Three months ended:
September 30, 2003	$20,392	$—	$20,392
September 30, 2002	—	—	—
Nine months ended:
September 30, 2003	$20,392	$—	$20,392
September 30, 2002	—	—	—
Net operating income(c):
Three months ended:
September 30, 2003	$123,485	$(36,840)	$86,645(f	)(j)
September 30, 2002	97,216	(28,067)	69,149(g	)(k)
Nine months ended:
September 30, 2003	$327,000	$(111,112)	$215,888(h	)(l)
September 30, 2002	300,780	(92,606)	208,174(i	)(m)
Total assets:
September 30, 2003	$3,656,833	$54,682	$3,711,515
December 31, 2002	3,761,665	34,764	3,796,429
Total long-lived assets(d):
September 30, 2003	$3,536,411	$1,935	$3,538,346
December 31, 2002	3,648,390	5,254	3,653,644

See footnotes to the above schedule on page 38.

(a)
Total contract revenues represent all revenues during the period (including the Company's share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(b)
Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative, interest expense (net of interest income) and loss on early retirement of debt, net. All interest income and expense and loss on early retirement of debt, net, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

(c)
Net operating income represents total contract revenues [as defined in Note (a)], equity in earnings (net of minority interest) and gain on sale of investment (net of minority interest), less total operating and interest expenses [as defined in Note (b)] for the period.

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

(f)
Excludes $342 of adjustments for straight-lining of rents and $951 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(g)
Excludes $1,988 of adjustments for straight-lining of rents and $124 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(h)
Excludes $5,979 of adjustments for straight-lining of rents and $2,903 for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(i)
Excludes $5,864 of adjustments for straight-lining of rents and ($829) for the Company's share of straight-line rent adjustments from unconsolidated joint ventures.

(j)
Excludes $29,511 of depreciation and amortization.

(k)
Excludes $28,902 of depreciation and amortization.

(l)
Excludes $88,066 of depreciation and amortization.

(m)
Excludes $80,374 of depreciation and amortization.

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

        FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Subsequent to January 31, 2003, the Company has not created or obtained an interest in a VIE. For variable interests in a VIE created before February 1, 2003, the FASB recently delayed the implementation date to the first interim or annual period ending after December 15, 2003. The Company is evaluating the potential impact of FIN 46 on the Company's financial position and results of operations for those interests held in VIEs created before February 1, 2003.

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

        This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. Restatement is not permitted. The adoption of FASB No. 150 did not have a material adverse impact on the Company's financial position and results of operations. The FASB recently delayed the provisions of FASB No. 150 which apply to mandatorily redeemable non-controlling interests. The deferral of these provisions are expected to remain in effect while these interests are further evaluated by the FASB.

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

Critical Accounting Policies

Rental Property

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the three months ended September 30, 2003 and 2002 was $1.7 million and $5.5 million, respectively, and $6.4 million and $17.2 million for the nine months ended September 30, 2003 and 2002, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

        Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

        Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

        Other intangible assets acquired include amounts for in-place lease values and tenant relationship values which are based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles will be amortized to expense over the anticipated life of the relationships.

        On a periodic basis, management assesses whether there are any indicators that the value of the Company's rental properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.

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

Deferred Leasing Costs

        Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company provide leasing services to the Properties and receive compensation based on space leased. The portion of such compensation, which is capitalized and amortized, approximated $0.8 million and $0.9 million for the three months ended September 30, 2003 and 2002, respectively, and $2.3 million and $2.6 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Revenue Recognition

        Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services provided by the Company, income from tenants for early lease terminations and income from managing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 13 to the Financial Statements.

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

Results from Operations

        As a result of the economic climate since 2001, substantially all of the real estate markets the Company operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Company's markets over the period. Through October 31, 2003, the Company's markets continued to be weak. The percentage leased in the Company's consolidated portfolio of stabilized operating properties at September 30, 2003 decreased to 90.7 percent from 92.3 percent at December 31, 2002, and from 93.0 percent at September 30, 2002. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date. 1.3 percent of the 1.6 percent decrease in the Company's percentage leased as of September 30, 2003 from December 31, 2002 was attributable to the addition of Harborside—Plaza 5 to the Company's consolidated portfolio of stabilized operating properties during the three months ended September 30, 2003. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Company's space that was re-leased (based on first rents payable) during the nine months ended September 30, 2003 decreased an average of 8.6 percent compared to rates that were in effect under expiring leases, as compared to a 2.4 percent increase for the same period in 2002. The Company believes that vacancy rates may continue to increase in most of its markets for the remainder of 2003 and into 2004. As a result, the Company's future earnings may be negatively impacted.

        The Company has a focused strategy geared to attractive opportunities in high-barrier-to-entry markets, primarily predicated on the Company's strong presence in the Northeast region.

        Consistent with its strategy, in the fourth quarter 2000, the Company started construction of a 977,225 square-foot office property, known as Plaza 5, at its Harborside Financial Center office complex in Jersey City, Hudson County, New Jersey. The project, which commenced initial operations in September 2002, is currently projected to cost approximately $260 million, of which $225.0 million has been incurred by the Company through September 30, 2003. Plaza 5 was approximately 56.2 percent leased as of September 30, 2003. The Company anticipates expending an additional approximately $35.0 million for the completion of Plaza 5, which it expects to fund primarily through drawing on its revolving credit facility.

        Additionally, in the fourth quarter 2000, the Company, through its joint venture with Columbia Development ("Columbia") known as American Financial Exchange ("AFE"), started construction of a 577,575 square-foot office property, known as Plaza 10, which was 100 percent pre-leased to Charles Schwab & Co. Inc. ("Schwab") for a 15-year term, on land owned by the joint venture located adjacent to the Company's Harborside complex. Among other things, the joint venture agreement provided for a preferred return on the Company's invested capital in the venture in addition to the Company's proportionate share of the venture's profit, as defined in the agreement.

        On September 29, 2003, the Company sold its interest in AFE, in which the Company held a 50 percent interest, and received approximately $162.1 million in net sales proceeds from the transaction, which the Company used primarily to repay outstanding borrowings under its revolving credit facility. The Company recognized a gain on the sale of approximately $23.1 million, which is recorded in gain on sale of investment in unconsolidated joint venture for the three and nine months ended September 30, 2003. Following completion of the sale of its interest, the Company no longer has any remaining obligations to Schwab.

        In advance of the transaction, AFE distributed its interests in Plaza VIII and IX Associates, L.L.C., which owned the undeveloped land currently used as a parking facility, to its then partners, the Company and Columbia. The Company and Columbia subsequently entered into a new joint venture agreement to own and manage the undeveloped land and related parking operations through Plaza VIII and IX Associates, L.L.C. The Company and Columbia each hold a 50 percent interest in the new venture.

        The following comparisons for the three and nine month periods ended September 30, 2003 ("2003"), as compared to the three and nine month periods ended September 30, 2002 ("2002"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at June 30, 2002 (for the three-month period comparisons), and which represents all in-service properties owned by the Company at December 31, 2001 (for the nine-month period comparisons), excluding Dispositions as defined below; (ii) the effect of the "Acquired Properties," which represent all properties acquired by the Company or commencing initial operations from July 1, 2002 through September 30, 2003 (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2002 through September 30, 2003 (for the nine-month period comparisons),and; (iii) the effect of the "Dispositions", which represent results for each period for those rental properties sold by the Company during the respective periods.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

	Three Months Ended September 30,
			Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Revenue from rental operations:
Base rents	$126,120	$119,779	$6,341	5.3%
Escalations and recoveries from tenants	16,285	15,088	1,197	7.9
Parking and other	4,981	7,441	(2,460)	(33.1)

Total revenues	147,386	142,308	5,078	3.6

Property expenses:
Real estate taxes	16,677	15,112	1,565	10.4
Utilities	11,658	10,016	1,642	16.4
Operating services	17,329	16,660	669	4.0

Sub-total	45,664	41,788	3,876	9.3
General and administrative	8,661	5,513	3,148	57.1
Depreciation and amortization	29,511	28,902	609	2.1
Interest expense	28,910	26,429	2,481	9.4
Interest income	(244)	(742)	498	67.1
Loss on early retirement of debt, net	—	—	—	—

Total expenses	112,502	101,890	10,612	10.4

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	34,884	40,418	(5,534)	(13.7)
Minority interest in Operating Partnership	(7,535)	(8,301)	766	9.2
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	3,151	1,941	1,210	62.3
Gain on sale of investment in unconsolidated joint venture (net of minority interest)	20,392	—	20,392	100.0

Income from continuing operations	50,892	34,058	16,834	49.4
Discontinued operations (net of minority interest):
Income from discontinued operations	—	(227)	227	100.0
Realized gain on disposition of rental property	—	—	—	—

Total discontinued operations, net	—	(227)	227	100.0
Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	—	401	(401)	(100.0)

Net income	$50,892	$34,232	$16,660	48.7
Preferred stock dividends	(500)	—	(500)	(100.0)

Net income available to common shareholders	$50,392	$34,232	$16,160	47.2%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$6,341	5.3	$(1,289)	(1.1)%	$9,150	7.7	$(1,520)	(1.3)%
Escalations and recoveries from tenants	1,197	7.9	(577)	(3.8)	1,847	12.2	(73)	(0.5)
Parking and other	(2,460)	(33.1)	(2,154)	(29.0)	(279)	(3.7)	(27)	(0.4)

Total	$5,078	3.6%	(4,020)	(2.8)	10,718	7.5	(1,620)	(1.1)%

Property expenses:
Real estate taxes	$1,565	10.4	$871	5.8%	$794	5.3%	$(100)	(0.7)%
Utilities	1,642	16.4	991	9.9	750	7.5	(99)	(1.0)
Operating services	669	4.0	(389)	(2.3)	1,269	7.6	(211)	(1.3)

Total	$3,876	9.3%	$1,473	3.5%	$2,813	6.7%	$(410)	(1.0)%

OTHER DATA:
Number of Consolidated Properties	258		246		12		29
Square feet (in thousands)	27,208		25,188		2,020		4,799

        Base rents for the Same-Store Properties decreased $1.3 million, or 1.1 percent, for 2003 as compared to 2002, due primarily to the effect of increased reserves for unbilled rents receivable for certain tenants in 2003. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.6 million, or 3.8 percent, for 2003 over 2002, due primarily to a reduction in the recovery of property expenses in 2003. Parking and other income for the Same-Store Properties decreased $2.2 million, or 29.0 percent, due primarily to a decrease in lease termination fees in 2003.

        Real estate taxes on the Same-Store Properties increased $0.9 million, or 5.8 percent, for 2003 as compared to 2002 due primarily to increased rates in certain municipalities. Utilities for the Same-Store Properties increased $1.0 million, or 9.9 percent, for 2003 as compared to 2002, due primarily to increased electric rates in 2003. Operating services for the Same-Store Properties decreased $0.4 million, or 2.3 percent, due primarily to decreased repair and maintenance expenses in 2003.

        Interest income decreased $0.5 million, or 67.1 percent, for 2003 as compared to 2002. This decrease was due primarily to lower notes receivable balances in 2003.

        General and administrative increased by $3.1 million, or 57.1 percent, for 2003 as compared to 2002. This increase was due primarily to an increase in costs for transactions not consummated of $1.7 million and salaries and related expenses of $1.0 million for 2003 as compared to 2002.

        Depreciation and amortization increased by $0.6 million, or 2.1 percent, for 2003 over 2002. Of this increase, $0.9 million, or 3.3 percent, is due to the Acquired Properties, which is partially offset by a decrease of $0.3 million or 1.2 percent, attributable to the Same-Store Properties.

        Interest expense increased $2.5 million, or 9.4 percent, for 2003 as compared to 2002. This increase is due primarily to lower capitalized interest in 2003 on account of less development projects. See Note 7 to the Financial Statements.

        Equity in earnings of unconsolidated joint ventures (net of minority interest) increased $1.2 million, or 62.3 percent, for 2003 as compared to 2002. The increase was due primarily to initial operations of a 577,575 square foot office property owned by the American Financial Exchange joint venture (in which the Company subsequently sold its interest) resulting in an increase in 2003 of $2.5 million, as well as loss in 2002 for the initial operating of the Harborside—South Pier hotel of $1.5 million, partially offset by the sale of the ARCap joint venture investment in late 2002 resulting in a reduction of $2.7 million in 2003. See Note 4 to the Financial Statements.

        Gain on sale of investment in unconsolidated joint venture (net of minority interest) amounted to $20.4 million in 2003. This was due to the sale of the Company's investment in the American Financial Exchange joint venture. See Note 4 to the Financial Statements.

        Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures decreased to $34.9 million in 2003 from $40.4 million in 2002. The decrease of approximately $5.5 million is due to the factors discussed above.

        Net income available to common stockholders increased by $16.2 million, from $34.2 million in 2002 to $50.4 million in 2003. This increase was a result of a gain on sale of investment in unconsolidated joint venture (net of minority interest) of $20.4 million, an increase in equity in earnings of unconsolidated joint ventures, net, of $1.2 million, a decrease in minority interest of $0.8 million, and an increase in income from discontinued operations of $0.2 million. This was partially offset by a decrease in income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures of $5.5 million, preferred stock dividends of $0.5 million in 2003, and a realized gain on disposition of rental property of $0.4 million in 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

	Nine Months Ended September 30,
			Dollar Change	Percent Change
	2003	2002
	(dollars in thousands)
Revenue from rental operations:
Base rents	$380,209	$367,699	$12,510	3.4%
Escalations and recoveries from tenants	46,309	42,674	3,635	8.5
Parking and other	14,135	15,033	(898)	(6.0)

Total revenues	440,653	425,406	15,247	3.6

Property expenses:
Real estate taxes	48,723	45,715	3,008	6.6
Utilities	32,095	29,350	2,745	9.4
Operating services	55,694	49,197	6,497	13.2

Sub-total	136,512	124,262	12,250	9.9
General and administrative	22,333	20,108	2,225	11.1
Depreciation and amortization	88,066	80,374	7,692	9.6
Interest expense	87,143	78,384	8,759	11.2
Interest income	(835)	(1,527)	692	45.3
Loss on early retirement of debt, net	2,372	—	2,372	—

Total expenses	335,591	301,601	33,990	11.3

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	105,062	123,805	(18,743)	(15.1)
Minority interest in Operating Partnership	(22,762)	(25,347)	2,585	10.2
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	11,250	9,030	2,220	24.6
Gain on sale of investment in unconsolidated joint venture (net of minority interest)	20,392	—	20,392	100.0

Income from continuing operations	113,942	107,488	6,454	6.0
Discontinued operations (net of minority interest):
Income from discontinued operations	26	22	4	18.2
Realized gain on disposition of rental property	1,165	—	1,165	—

Total discontinued operations, net	1,191	22	1,169	5,313.6
Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	—	2,376	(2,376)	(100.0)

Net income	$115,133	$109,886	$5,247	4.8%
Preferred stock dividends	(1,172)	—	(1,172)	(100.0)

Net income available to common shareholders	$113,961	$109,886	$4,075	3.7%

        The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$12,510	3.4%	$(3,130)	(0.9)%	$28,498	7.8%	$(12,858)	(3.5)%
Escalations and recoveries from tenants	3,635	8.5	1,779	4.2	3,206	7.5	(1,350)	(3.2)
Parking and other	(898)	(6.0)	(2,053)	(13.7)	1,599	10.7	(444)	(3.0)

Total	$15,247	3.6%	$(3,404)	(0.8)%	$33,303	7.8%	$(14,652)	(3.4)%

Property expenses:
Real estate taxes	$3,008	6.6%	$1,376	3.1%	$2,900	6.3%	$(1,268)	(2.8)%
Utilities	2,745	9.4	1,238	4.3	2,815	9.6	(1,308)	(4.5)
Operating services	6,497	13.2	4,760	9.6	4,361	8.9	(2,624)	(5.3)

Total	$12,250	9.9%	$7,374	6.0%	$10,076	8.1%	$(5,200)	(4.2)%

OTHER DATA:
Number of Consolidated Properties	258		245		13		29
Square feet (in thousands)	27,208		25,155		2,053		4,799

        Base rents for the Same-Store Properties decreased $3.1 million, or 0.9 percent, for 2003 as compared to 2002, due primarily to decreases in space leased and rental rates at the properties in 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $1.8 million, or 4.2 percent, for 2003 over 2002, due primarily to the increased amount of total property expenses in 2003. Parking and other income for the Same-Store Properties decreased $2.1 million, or 13.7 percent due primarily to a decrease in lease termination fees in 2003.

        Real estate taxes on the Same-Store Properties decreased $1.4 million, or 3.1 percent, for 2003 as compared to 2002, due primarily to lower assessments on certain properties, partially offset by increased rates in certain municipalities in 2003. Utilities for the Same-Store Properties increased $1.2 million, or 4.3 percent, for 2003 as compared to 2002, due primarily to increased usage in 2003 on account of the harsh winter. Operating services for the Same-Store Properties increased $4.8 million, or 9.6 percent, due primarily to increased snow removal costs from the harsh winter in 2003.

        Interest income decreased $0.7 million, or 45.3 percent, for 2003 as compared to 2002. This decrease was due primarily to lower notes receivable balances in 2003.

        General and administrative increased by $2.2 million, or 11.1 percent, for 2003 as compared to 2002. This increase was due primarily to increases in costs for transactions not consummated of $1.7 million and in professional fees of approximately $400,000 for 2003 as compared to 2002.

        Depreciation and amortization increased by $7.7 million, or 9.6 percent, for 2003 over 2002. Of this increase, $0.7 million, or 0.9 percent, was attributable to the Same-Store Properties, primarily on account of properties previously held for sale in 2002 not being depreciated during the period held for sale, which were no longer being held for sale in 2003, and $7.0 million, or 8.7 percent, was due to the Acquired Properties.

        Interest expense increased $8.8 million, or 11.2 percent, for 2003 as compared to 2002. This increase was due primarily to lower capitalized interest in 2003 on account of less development projects.

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

        Equity in earnings of unconsolidated joint ventures (net of minority interest) increased $2.2 million, or 24.6 percent, for 2003 as compared to 2002. The increase was due primarily to initial operations of a 577,575 square foot office property owned by the American Financial Exchange joint venture (in which the Company subsequently sold its interest) resulting in an increase in 2003 of $10.5 million, partially offset by the sale of the ARCap joint venture investment in late 2002 resulting in a reduction of $4.0 million in 2003 and the sale of properties owned by the HPMC joint ventures in late 2002 and 2003 resulting in a reduction of $3.7 million in 2003. See Note 4 to the Financial Statements.

        Gain on sale of investment in unconsolidated joint venture (net of minority interest) amounted to $20.4 million in 2003. This was due to the sale of the Company's investment in the American Financial Exchange joint venture. See Note 4 to the Financial Statements.

        Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures decreased to $105.1 million in 2003 from $123.8 million in 2002. The decrease of approximately $18.7 million is due to the factors discussed above.

        Net income available to common shareholders increased by $4.1 million, from $109.9 million in 2002 to $114.0 million in 2003. This increase was a result of a gain on sale of investment in unconsolidated joint venture (net of minority interest) of $20.4 million, a decrease in minority interest of $2.6 million, an increase in equity in earnings of unconsolidated joint ventures, net, of $2.2 million, and a realized gain on disposition of rental property of $1.2 million in 2003. This was partially offset by a decrease in income from continuing operations of $18.7 million, a realized gain on disposition of rental property of $2.4 million in 2002, and a preferred stock dividend of $1.2 million.

Liquidity and Capital Resources

        Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures. To the extent that the Company's cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisition and development and construction costs and other capital expenditures, the Company has and expects to continue to finance such activities through borrowings under its revolving credit facility and other debt and equity financings.

        The Company believes that with the current downturn in the economy in general, and the softening of the Company's markets specifically, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets during the remainder of 2003 and into 2004. As a result of the potential negative effects on the Company's rental revenue from the overall reduced demand for office space, the Company's cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

        On February 12, 2003, the Meadowlands Xanadu proposal, presented by a joint venture to be formed between The Mills Corporation and the Company was selected by the New Jersey Sports and Exposition Authority (NJSEA), providing them with the exclusive right to negotiate a developer's agreement for the development of a $1.5 billion family entertainment and recreation complex with an office and hotel component at the Continental Airlines Arena site in East Rutherford, New Jersey. Meadowlands Xanadu's 4.76-million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, kids' activities and fashion. The project is expected to also include office and hotel space totaling 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities. No definitive documentation has been entered into between The Mills Corporation and the Company with respect to the Xanadu Project. However, it is the current understanding between Mills and the Company that the retail component will be shared 80 percent to Mills and 20 percent to the Company and the office and hotel components will be shared 80 percent to the Company and 20 percent to Mills. There can be no assurance that these will be the final economic arrangements.

        On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the NJSEA from entering into a contract with The Mills Corporation and the Company for the redevelopment of the Continental Arena site. The case was dismissed by the trial court but appealed. Hartz also appealed the NJSEA's final decision which denied Hartz's bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA's denial of its protest. Four citizens, Elliot Braha, Richard Delauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Company. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Division. We believe that our proposal fully complied with applicable laws and the request for proposals, and we plan to vigorously enforce our rights concerning this project.

        On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. ("BBO") was commenced by BBO and the Official Committee of Unsecured Creditors of BBO ("Plaintiffs") in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants Mack-Cali Realty, L.P., the chief executive officer of the Company, and certain alleged affiliates of the Company (the "Mack-Cali Defendants"). Also named as defendants are seven other real estate investment trusts or partnerships ("REITs") that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO's assets to a newly created entity, and approving the sale of BBO's remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to Defendants within one year of BBO's bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain "turnover" of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition taken as a whole.

        As of September 30, 2003, the Company's total indebtedness of $1.6 billion (weighted average interest rate of 7.10 percent) was comprised of $32.2 million of variable rate mortgage debt (weighted average rate of 2.01 percent) and fixed rate debt of $1.6 billion (weighted average rate of 7.21 percent).

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

        On September 27, 2002, the Company obtained an unsecured revolving credit facility with a current borrowing capacity of $600.0 million from a group of 14 lenders, as described in Note 8 to the Financial Statements. As of September 30, 2003, the Company had no outstanding borrowings under its unsecured revolving credit facility, which resulted primarily from a paydown on the facility at period end from proceeds received in the Company's sale of its interest in the American Financial Center joint venture.

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

        The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined in the facility agreement) for such period, subject to certain other adjustments.

        The terms of the Company's Senior Unsecured Notes, as defined in Note 7 to the Financial Statements (which totaled approximately $1.1 billion as of September 30, 2003), include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

        As of September 30, 2003, the Company had 236 unencumbered properties, totaling 21.6 million square feet, representing 79.3 percent of the Company's total portfolio on a square footage basis.

        The debt of the Company's unconsolidated joint ventures aggregating $148.6 million are non-recourse to the Company except for (i) customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations and (ii) approximately $11.1 million of debt on the Harborside South Pier joint venture with Hyatt Corporation ("Hyatt"). Additionally, the Company has posted an $8.0 million letter of credit in support of another loan to that joint venture, $4.0 million of which is indemnified by Hyatt.

        The following table outlines the timing of payment requirements related to the Company's debt, PILOT agreements, and ground lease agreements (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	6 - 10 years	After 10 years
Senior unsecured notes	$1,127,580	$299,963	—	—	$827,617	—
Revolving credit facility	—	—	—	—	—	—
Mortgages and loans payable	503,350	10,768	$412,140	$10,092	70,350	—
Payments in lieu of taxes (PILOT)	87,227	7,500	11,726	7,492	21,026	$39,483
Ground lease payments	23,800	576	1,732	1,116	2,668	17,708

        As of September 30, 2003, the Company's total debt had a weighted average term to maturity of approximately 4.6 years. The Company has a total of $300.0 million of senior unsecured notes scheduled to mature in March 2004. The Company does not intend to reserve funds to retire the Company's senior unsecured notes or its mortgages and loans payable upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot timely raise such proceeds, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of September 30, 2003, the Company had no outstanding borrowings under its $600 million unsecured revolving credit facility. The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during the remainder of 2003. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company's ability to make the expected distributions discussed below may be adversely affected.

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

        On September 13, 2000, the Board of Directors authorized an increase to the Company's repurchase program under which the Company was permitted to purchase up to an additional $150.0 million of the Company's outstanding common stock ("Repurchase Program"). From that date through October 31, 2003, the Company purchased and retired, under the Repurchase Program, 3.7 million shares of its outstanding common stock for an aggregate cost of approximately $104.5 million. The Company has a remaining authorization to repurchase up to an additional $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

        The Company may not dispose of or distribute certain of its properties, currently comprising 140 properties with an aggregate net book value of approximately $1.8 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company's Board of Directors; Earle I. Mack, director; and Mitchell E. Hersh, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director; Martin S. Berger, director; and Timothy M. Jones, president), or the Cali Group (which includes John J. Cali, a former director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Company is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

        To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $146.9 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash after meeting operating requirements, preferred stock dividends, and scheduled debt service on the Company's debt.

Off-Balance Sheet Arrangements

        The Company's off-balance sheet arrangements are discussed in Note 4: "Investments in Unconsolidated Joint Ventures" to the Financial Statements. Additional information about the debt of the Company's unconsolidated joint ventures is included in "Liquidity and Capital Resources" herein.

Funds from Operations

        Funds from operations ("FFO") is defined as net income (loss) before minority interest of unitholders, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from extraordinary items and sales of depreciable rental property, plus real estate-related depreciation and amortization. The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Company further believes that by excluding the effect of depreciation and gains (or losses) from sales of properties (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs. FFO should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts ("NAREIT").

        Effective with the filing of the Company's second quarter 2003 Form 10-Q, in order to best report FFO in accordance with the Securities and Exchange Commission's recent guidance in respect of Regulation G concerning non-GAAP financial measures and to disclose FFO on a comparable basis with the vast majority of other companies in the industry, the Company revised its definition of FFO to adhere to NAREIT's definition of FFO by including the effect of income arising from the straight-lining of rents in the periods presented. Income from the straight-lining of rents (including the Company's share from unconsolidated joint ventures) amounted to $1,293 for the three months ended September 30, 2003, and $8,882 for the nine months ended September 30, 2003. Such amounts are included in the reported FFO below.

        FFO available to common shareholders for the three and nine months ended September 30, 2003, as calculated in accordance with NAREIT's definition as published in October 1999, are summarized in the following table (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net income available to common shareholders	$50,392	$113,961
Add: Minority interest in Operating Partnership	7,535	22,762
Minority interest in equity in earnings of unconsolidated joint ventures	424	1,524
Minority interest in gain on sale of investment in unconsolidated joint venture	2,748	2,748
Minority interest in income from discontinued operations	—	4
Real estate-related depreciation and amortization on continuing operations(1)	31,623	94,911
Real estate-related depreciation and amortization on discontinued operations	—	56
(Deduct)/Add:
Gain on sale of investment in unconsolidated joint venture	(23,140)	(23,140)
Discontinued Operations—realized (gains) losses and unrealized losses (net of minority interest), net	—	(1,165)
Equity in earnings from gain on sale	—	(2,427)

Funds from operations available to common shareholders	$69,582	$209,234
Deduct: Distributions to preferred unitholders	(3,917)	(11,759)

Funds from operations available to common shareholders, after distributions to preferred unitholders	$65,665	$197,475

Basic weighted average shares/units outstanding(2)	65,668	65,349

Diluted weighted average shares/units outstanding(2)	72,465	71,943

(1)
Includes the Company's share from unconsolidated joint ventures of $2,272 for the three months ended September 30, 2003 and $7,344 for the nine months ended September 30, 2003.

(2)
See calculations for the amounts presented in the following reconciliation.

        The following schedule reconciles the Company's basic weighted average shares outstanding to the basic and diluted weighted average shares/units outstanding presented above (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Basic weighted average shares outstanding:	57,870	57,545
Add: Weighted average common units	7,798	7,804

Basic weighted average shares/units:	65,668	65,349
Add: Weighted average preferred units (after conversion to common units)	6,218	6,223
Stock options	559	364
Stock warrants	20	7

Diluted weighted average shares/units outstanding:	72,465	71,943

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

        Approximately $1.6 billion of the Company's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2003 was LIBOR plus 65 basis points.

September 30, 2003 Debt, including current portion	10/1/03- 12/31/03	2004	2005	2006	2007	Thereafter	Total	Fair Value
Fixed Rate	$1,743	$316,654	$259,523	$144,595	$9,199	$867,038	$1,598,752	$1,745,965
Average Interest Rate	7.35%	7.33%	7.13%	7.36%	6.96%	7.07%	7.21%
Variable Rate						$32,178	$32,178	$32,178

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

Part II—Other Information

Item 1. Legal Proceedings

        On February 12, 2003, the Meadowlands Xanadu proposal, presented by a joint venture to be formed between The Mills Corporation and the Company was selected by the New Jersey Sports and Exposition Authority (NJSEA), providing them with the exclusive right to negotiate a developer's agreement for the development of a $1.5 billion family entertainment and recreation complex with an office and hotel component at the Continental Airlines Arena site in East Rutherford, New Jersey. Meadowlands Xanadu's 4.76-million-square-foot complex is expected to feature a family entertainment destination comprising three themed zones: sports/recreation, kids' activities and fashion. The project is expected to also include office and hotel space totaling 2.2 million square feet, consisting of four 14-story, 440,000 square-foot office buildings and a 520-room hotel with conference and exhibition facilities. No definitive documentation has been entered into between The Mills Corporation and the Company with respect to the Xanadu Project. However, it is the current understanding between Mills and the Company that the retail component will be shared 80 percent to Mills and 20 percent to the Company and the office and hotel components will be shared 80 percent to the Company and 20 percent to Mills. There can be no assurance that these will be the final economic arrangements.

        On March 27, 2003, Hartz Mountain Industries, Inc. filed a lawsuit in the Superior Court of New Jersey, Law Division, for Bergen County, seeking to enjoin the NJSEA from entering into a contract with The Mills Corporation and the Company for the redevelopment of the Continental Arena site. The case was dismissed by the trial court but appealed. Hartz also appealed the NJSEA's final decision which denied Hartz's bid protest on October 23, 2003. Westfield America, Inc., has also protested the NJSEA decision, and has appealed the NJSEA's denial of its protest. Four citizens, Elliot Braha, Richard Delauro, George Perry and Carol Coronato, have also filed lawsuits challenging the NJSEA award to Mills and the Company. All of these cases are now pending unresolved in the Superior Court of New Jersey, Appellate Division. We believe that our proposal fully complied with applicable laws and the request for proposals, and we plan to vigorously enforce our rights concerning this project.

        On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. ("BBO") was commenced by BBO and the Official Committee of Unsecured Creditors of BBO ("Plaintiffs") in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint names as defendants Mack-Cali Realty, L.P., the chief executive officer of the Company, and certain alleged affiliates of the Company (the "Mack-Cali Defendants"). Also named as defendants are seven other real estate investment trusts or partnerships ("REITs") that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs assert, among other things, that the Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO's assets to a newly created entity, and approving the sale of BBO's remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs seek an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs seek to avoid all payments and other transfers made to Defendants within one year of BBO's bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain "turnover" of certain property under Section 542(b) of the Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court, and the action is now pending in the United States District Court for the District of Delaware. The Mack-Cali Defendants have denied the claims asserted in the Amended Complaint, and believe they have substantial defenses to the claims asserted against them. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition taken as a whole.

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
3.7	*	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated September 30, 2003.
3.8
Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.9
Articles Supplementary for the 8% Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
3.10
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
10.43	*
Agreement of Sale and Purchase between and among M-C Harsimus Partners L.L.C. and Columbia Development Company, L.L.C., together as Seller, and iStar Harborside LLC, as Purchaser, dated August 12, 2003.
31.1	*	Certification of the Company's Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company's Chief Executive Officer, Mitchell E. Hersh, and the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
filed herewith

(b)    Reports on Form 8-K

        During the third quarter of 2003, the Company filed or furnished the following reports on Form 8-K:

  (1)
  Report on Form 8-K dated August 6, 2003 filing under Items 9 and 12 certain supplemental data regarding its operations, together with the Company's second quarter 2003 earnings release;

  (2)
  Report on Form 8-K dated September 11, 2003 filing under Item 5 certain information relating to the Company's revised definition and presentation of Funds From Operations for the fiscal years ended 2002, 2001, 2000, 1999 and 1998.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACK-CALI REALTY CORPORATION (Registrant)
Date: November 5, 2003	By:	/s/ MITCHELL E. HERSH Mitchell E. Hersh Chief Executive Officer
Date: November 5, 2003	By:	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Title
3.1		Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Company's Form 10-Q dated June 30, 2001 and incorporated herein by reference).
3.2		Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company's Form 8-K dated June 10, 1999 and incorporated herein by reference).
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
3.7	*	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated September 30, 2003.
3.8
Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).
3.9
Articles Supplementary for the 8% Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
3.10
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
10.43	*
Agreement of Sale and Purchase between and among M-C Harsimus Partners L.L.C. and Columbia Development Company, L.L.C., together as Seller, and iStar Harborside LLC, as Purchaser, dated August 12, 2003.
31.1	*	Certification of the Company's Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of the Company's Chief Executive Officer, Mitchell E. Hersh, and the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

MACK-CALI REALTY CORPORATION FORM 10-Q INDEX
MACK-CALI REALTY CORPORATION Part I—Financial Information
  Item I. Financial Statements
MACK-CALI REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
MACK-CALI REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
MACK-CALI REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Nine Months Ended September 30, 2003 (in thousands) (unaudited)
MACK-CALI REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
MACK-CALI REALTY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
Part II—Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT INDEX