Form 10-Q
period 2004-09-30
MACK CALI REALTY CORP
filed 2004-11-04
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2004

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

As of October 29, 2004, there were 60,857,513 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

INDEX

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2004
	and December 31, 2003	4

	Consolidated Statements of Operations for the three and nine month
	periods ended September 30, 2004 and 2003	5

	Consolidated Statement of Changes in Stockholders' Equity for the
	nine months ended September 30, 2004	6

	Consolidated Statement of Cash Flows for nine months
	ended September 30, 2004 and 2003	7

	Notes to Consolidated Financial Statements	8-38

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	39-56

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57

Item 4.	Controls and Procedures	57

Part II	Other Information

Item 1.	Legal Proceedings	58-59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Submission of Matters to a Vote of Security Holders	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

Signatures		61

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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

ASSETS	September 30, 2004 (unaudited)	December 31, 2003
Rental property
Land and leasehold interests	$ 575,811	$ 552,287
Buildings and improvements	3,200,612	3,176,236
Tenant improvements	248,705	218,493
Furniture, fixtures and equipment	7,628	7,616

	4,032,756	3,954,632
Less - accumulated depreciation and amortization	(613,087)	(546,007)

	3,419,669	3,408,625
Rental property held for sale, net	92,703	--

Net investment in rental property	3,512,372	3,408,625
Cash and cash equivalents	11,562	78,375
Investments in unconsolidated joint ventures	42,027	48,624
Unbilled rents receivable, net	82,604	74,608
Deferred charges and other assets, net	149,935	126,791
Restricted cash	7,921	8,089
Accounts receivable, net of allowance for doubtful accounts
of $1,618 and $1,392	3,685	4,458

Total assets	$ 3,810,106	$ 3,749,570

LIABILITIES AND STOCKHOLDERS' EQUITY

Senior unsecured notes	$ 1,030,902	$ 1,127,859
Revolving credit facilities	140,000	--
Mortgages, loans payable and other obligations	524,840	500,725
Dividends and distributions payable	47,570	46,873
Accounts payable, accrued expenses and other liabilities	47,533	41,423
Rents received in advance and security deposits	42,990	40,099
Accrued interest payable	11,117	23,004

Total liabilities	1,844,952	1,779,983

Minority interest in Operating Partnership	422,053	428,099

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
60,730,128 and 59,420,484 shares outstanding	607	594
Additional paid-in capital	1,640,787	1,597,785
Dividends in excess of net earnings	(119,122)	(74,721)
Unamortized stock compensation	(4,171)	(7,170)

Total stockholders' equity	1,543,101	1,541,488

Total liabilities and stockholders' equity	$ 3,810,106	$ 3,749,570

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
REVENUES	2004	2003	2004	2003
Base rents	$131,076	$122,006	$381,427	$367,636
Escalations and recoveries from tenants	17,278	15,999	48,849	45,381
Parking and other	3,417	4,933	9,382	14,004

Total revenues	151,771	142,938	439,658	427,021

EXPENSES

Real estate taxes	18,520	16,196	51,953	47,290
Utilities	11,441	11,253	32,395	30,871
Operating services	18,623	16,437	55,711	53,005
General and administrative	7,568	8,615	22,664	22,220
Depreciation and amortization	33,115	28,588	95,665	85,203
Interest expense	27,321	28,734	82,870	86,598
Interest income	(99)	(244)	(1,039)	(836)
Loss on early retirement of debt, net	--	--	--	2,372

Total expenses	116,489	109,579	340,219	326,723

Income from continuing operations before
minority interest and equity in earnings
of unconsolidated joint ventures	35,282	33,359	99,439	100,298
Minority interest in Operating Partnership	(7,431)	(7,354)	(21,600)	(22,193)
Equity in earnings of unconsolidated
joint ventures (net of minority interest), net	(611)	3,151	511	11,250
Gain on sale of investment in unconsolidated
joint ventures (net of minority interest)	--	20,392	637	20,392

Income from continuing operations	27,240	49,548	78,987	109,747
Discontinued operations (net of minority interest):
Income from discontinued operations	1,376	1,344	3,206	4,221
Realized gains (unrealized losses)
on disposition of rental property, net	--	--	(10,501)	1,165

Total discontinued operations, net	1,376	1,344	(7,295)	5,386

Net income	28,616	50,892	71,692	115,133
Preferred stock dividends	(500)	(500)	(1,500)	(1,172)

Net income available to common shareholders	$28,116	$50,392	$70,192	$113,961

Basic earnings per common share:
Income from continuing operations	$0.44	$0.85	$1.29	$1.89
Discontinued operations	0.02	0.02	(0.12)	0.09

Net income available to common shareholders	$0.46	$0.87	$1.17	$1.98

Diluted earnings per common share:
Income from continuing operations	$0.44	$0.82	$1.28	$1.88
Discontinued operations	0.02	0.02	(0.12)	0.08

Net income available to common shareholders	$0.46	$0.84	$1.16	$1.96

Dividends declared per common share	$0.63	$0.63	$1.89	$1.89

Basic weighted average shares outstanding	60,492	57,870	60,228	57,545

Diluted weighted average shares outstanding	68,851	72,465	68,596	71,943

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2004 (in thousands) (unaudited)

	Shares	Preferred Amount	Shares	Common Par Value	Additional Paid-In Capital	Dividends Excess of Net Earnings	Unamortized Stock Compensation	Total Stockholders' Equity
Balance at January 1, 2004	10	$25,000	59,420	$594	$1,597,785	$(74,721)	$(7,170)	$1,541,488
Net income	--	--	--	--	--	71,692	--	71,692
Preferred stock dividends	--	--	--	--	--	(1,500)	--	(1,500)
Common stock dividends	--	--	--	--	--	(114,593)	--	(114,593)
Redemption of common units
for shares of common stock	--	--	16	--	425	--	--	425
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	9	--	364	--	--	364
Proceeds from stock options
exercised	--	--	1,153	12	36,985	--	--	36,997
Proceeds from stock warrants
exercised	--	--	149	1	4,924	--	--	4,925
Stock options expense	--	--	--	--	374	--	--	374
Deferred compensation plan
for directors	--	--	--	--	197	--	--	197
Issuance of Restricted Stock
Awards	--	--	2	--	76	--	(76)	--
Amortization of stock
compensation	--	--	--	--	--	--	2,732	2,732
Adjustment to fair value of
Restricted Stock Awards	--	--	--	--	232	--	(232)	--
Cancellation of
Restricted Stock Awards	--	--	(19)	--	(575)	--	575	--

Balance at September 30, 2004	10	$25,000	60,730	$607	$1,640,787	$(119,122)	$(4,171)	$1,543,101

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003
Net income	$71,692	$115,133
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	95,665	85,203
Depreciation and amortization on discontinued operations	1,783	2,919
Stock options expense	374	139
Amortization of stock compensation	2,732	1,583
Amortization of deferred financing costs and debt discount	3,249	3,603
Write-off of unamortized interest rate contract	--	1,540
Discount on early retirement of debt	--	(2,008)
Equity in earnings of unconsolidated joint venture
(net of minority interest), net	(511)	(11,250)
Gain on sale of investment in unconsolidated joint venture
(net of minority interest)	(637)	(20,392)
Realized gains (unrealized losses) on disposition of rental property
(net of minority interest)	10,501	(1,165)
Minority interest in Operating Partnership	21,600	22,193
Minority interest in income from discontinued operations	414	574
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(7,996)	(5,904)
Increase in deferred charges and other assets, net	(37,674)	(18,031)
Decrease in accounts receivable, net	773	1,322
Increase (decrease) in accounts payable, accrued expenses and other liabilities	6,110	(2,627)
Increase in rents received in advance and security deposits	2,891	2,159
Decrease in accrued interest payable	(11,887)	(14,241)

Net cash provided by operating activities	$159,079	$160,750

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to rental property	$(110,190)	$(88,689)
Repayment of mortgage note receivable	850	3,542
Investment in unconsolidated joint ventures	(18,042)	(12,851)
Distributions from unconsolidated joint ventures	25,217	14,339
Proceeds from sale of investment in unconsolidated joint venture	720	164,867
Proceeds from sales of rental property	--	5,469
Funding of note receivable	(11,516)	--
Decrease (increase) in restricted cash	168	(3)

Net cash (used in) provided by investing activities	$(112,793)	$86,674

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from senior unsecured notes	$202,363	$124,714
Borrowings from revolving credit facility	425,475	297,852
Repayment of senior unsecured notes	(300,000)	(95,284)
Repayment of revolving credit facility	(285,475)	(370,852)
Repayment of mortgages, loans payable and other obligations	(53,349)	(76,124)
Net proceeds from preferred stock issuance	--	24,836
Repurchase of common stock	--	(1,030)
Payment of financing costs	(2,208)	(577)
Proceeds from stock options exercised	36,997	17,238
Proceeds from stock warrants exercised	4,925	2,227
Payment of dividends and distributions	(141,827)	(136,297)

Net cash used in financing activities	$(113,099)	$(213,297)

Net (decrease) increase in cash and cash equivalents	$(66,813)	$34,127
Cash and cash equivalents, beginning of period	78,375	1,167

Cash and cash equivalents, end of period	$11,562	$35,294

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of September 30, 2004, the Company owned or had interests in 268 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 29.6 million square feet, which are comprised of 160 office buildings and 97 office/flex buildings, totaling approximately 29.2 million square feet (which include three office buildings and one office/flex building aggregating 836,000 square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others. The Properties are located in nine states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the “Operating Partnership”) and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. See Investments in Unconsolidated Joint Ventures in Note 2 for the Company’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

Rental Property
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $97,839 and $84,105 (including land of $52,260 and $49,045) as of September 30, 2004 and December 31, 2003, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Rental Property Held for Sale and Discontinued Operations
When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established. Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented. See Note 6 –Discontinued Operations.

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

FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004. As of September 30, 2004, the Company has evaluated its joint ventures with regards to FIN 46. The Company has identified its Meadowlands Xanadu joint venture with the Mills Corporation as a VIE, but is not consolidating such venture as the Company is not the primary beneficiary. Disclosure about this VIE is included in Note 4 –Investments in Unconsolidated Joint Ventures.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Management does not believe that the value of any of the Company’s investments in unconsolidated joint ventures is impaired. See Note 4 – Investments in Unconsolidated Joint Ventures.

Cash and Cash Equivalents
All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $1,155 and $1,118 for the three months ended September 30, 2004 and 2003, respectively, and $3,249 and $3,603 for the nine months ended September 30, 2004 and 2003, respectively.

Deferred Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $1,409 and $821 for the three months ended September 30, 2004 and 2003, respectively, and $4,365 and $2,313 for the nine months ended September 30, 2004 and 2003, respectively.

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

Income and Other Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally will not be subject to corporate federal income tax (including alternative minimum tax) on net income that it currently distributes to its shareholders, provided that the Company satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income to its shareholders. The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

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

Dividends and Distributions Payable
The dividends and distributions payable at September 30, 2004 represents dividends payable to preferred shareholders (10,000 shares), common shareholders (60,750,128 shares), distributions payable to minority interest common unitholders (7,759,360 common units) and preferred distributions payable to preferred unitholders (215,018 preferred units) for all such holders of record as of October 5, 2004 with respect to the third quarter 2004. The third quarter 2004 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.63 per common share and unit, as well as the third quarter 2004 preferred unit distributions of $18.1818 per preferred unit, were approved by the Board of Directors on September 14, 2004. The preferred stock dividends payable were paid on October 15, 2004. The common stock dividends and common and preferred unit distributions payable were paid on October 18, 2004.

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

In 2002, the Company adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the three month periods ended September 30, 2004 and 2003, the Company recorded restricted stock and stock options expense of $762 and $590, respectively, and $3,106 and $1,489 for the nine month period ended September 30, 2004 and 2003, respectively, for restricted stock and stock options granted or modified in 2003 and 2004. FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	Basic EPS	Basic EPS	Basic EPS	Basic EPS
Net income, as reported	$28,616	$50,892	$71,692	$115,133
Add: Stock-based compensation expense
included in reported net income
(net of minority interest)	675	520	2,750	1,311
Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards	(940)	(930)	(3,777)	(2,584)
Add: Minority interest on stock-based
compensation expense under
fair value based method	107	110	433	309

Pro forma net income	28,458	50,592	71,098	114,169
Deduct: Preferred stock dividends	(500)	(500)	(1,500)	(1,172)

Pro forma net income available to common
shareholders - basic	$27,958	$50,092	$69,598	$112,997

Earnings Per Share:
Basic - as reported	$0.46	$0.87	$1.17	$1.98
Basic - pro forma	$0.46	$0.87	$1.16	$1.96

Diluted - as reported	$0.46	$0.84	$1.16	$1.96
Diluted - pro forma	$0.46	$0.84	$1.15	$1.95

Reclassifications
Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.   REAL ESTATE PROPERTY TRANSACTIONS

Property Acquisitions
The Company acquired the following office properties during the nine months ended September 30, 2004:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Company (a) (in thousands)
04/14/04	5 Wood Hollow Road (b)	Parsippany, Morris County, NJ	1	317,040	$34,187
05/12/04	210 South 16th Street (c)	Omaha, Douglas County, NE	1	318,224	8,507
06/01/04	30 Knightsbridge Road (d)	Piscataway, Middlesex County, NJ	4	680,350	49,618
06/01/04	412 Mt. Kemble Avenue (d)	Morris Township, Morris County, NJ	1	475,100	40,155

Total Property Acquisitions:			7	1,790,714	$132,467

(a)     Amounts are as of September 30, 2004.
(b)     Transaction was funded primarily through borrowing on the Company’s revolving credit facility.
(c)    Property was acquired through Company’s receipt of a deed in lieu of foreclosure in satisfaction of the Company's mortgage note receivable, which was collateralized by the acquired property.

(d)    Properties were acquired from AT&T Corporation ("AT&T"), a tenant of the Company, for cash and assumed obligations, as follows:

(1)	Acquired 30 Knightsbridge Road, a four-building office complex, aggregating 680,350 square feet and located in Piscataway, New Jersey. AT&T, which currently occupies the entire complex, has leased back from the Company two of the buildings in the complex, totaling 275,000 square feet, for 10 years and seven months, and has leased back the remaining 405,350 square feet of the complex pursuant to a four-month lease with certain rights for AT&T to extend;
(2)	Acquired Kemble Plaza II, a 475,100 square foot office building located in Morris Township, New Jersey, which the Company had previously sold to AT&T in June of 2000. AT&T, which currently occupies the entire building, has leased back the entire property from the Company for one year;
(3)	Signed a lease extension at the Company’s Kemble Plaza I property in Morris Township, New Jersey, extending AT&T’s lease for the entire 387,000 square foot building for an additional five years to August 2014. Under the lease extension, the Company has agreed, among other things, to fund up to $2.1 million of tenant improvements to be performed by AT&T at the property;
(4)	Paid cash consideration of approximately $12.9 million to AT&T; and
(5)	Assumed AT&T’s lease obligations with third-party landlords at seven office buildings, aggregating 922,674 square feet, which carry a weighted average remaining term of 4.5 years. The Company has estimated that the obligations, net of estimated sub-lease income, total approximately $84.8 million, with a net present value of approximately $76.2 million utilizing a weighted average discount rate of 4.85 percent. The net present value of the assumed obligations as of September 30, 2004 is included in mortgages, loans payable and other obligations (see Note 9 – Mortgages, Loans Payable and Other Obligations).

More recently, on October 21, 2004, the Company acquired 232 Strawbridge Drive, a 74,000 square foot office property located in Moorestown, New Jersey, for approximately $8,700.

Land Acquisitions
On May 14, 2004, the Company acquired approximately five acres of land in Plymouth Meeting, Pennsylvania. Previously, the Company leased this land parcel, upon which the Company owns a 167,748 square foot office building. The land was acquired for approximately $6,094.

On June 25, 2004, the Company acquired approximately 59.9 acres of developable land located in West Windsor, New Jersey for approximately $20,572.

Property Sales
There were no sales of consolidated properties during the nine months ended September 30, 2004. See Note 4: Investments in Unconsolidated Joint Ventures: HPMC – Pacific Plaza for discussion of the joint venture’s sale of a property during the period.

More recently, on October 5, 2004, the Company sold Kemble Plaza I, a 387,000 square foot office property located at 340 Mount Kemble Avenue in Morris Township, New Jersey, for approximately $77,000.

4.   INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company’s unconsolidated joint ventures aggregating $125,645 as of September 30, 2004 is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

MEADOWLANDS XANADU
On November 25, 2003, the Company and affiliates of The Mills Corporation (“Mills”) entered into a joint venture to form Meadowlands Mills/Mack-Cali Limited Partnership (“Meadowlands Venture”) for the purpose of developing a $1.3 billion family entertainment and recreation complex with an office and hotel component to be built at the Meadowlands sports complex in East Rutherford, New Jersey (“Meadowlands Xanadu”). Meadowlands Xanadu’s approximately 4.76 million-square-foot complex is expected to feature a family entertainment destination comprising five themed zones: sports; entertainment; children’s education; fashion; and food and home, in addition to four office buildings, aggregating approximately 1.8 million square feet, and a 520-room hotel.

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease, which requires the joint venture to pay the NJSEA a $160,000 development rights fee at the start of construction of the entertainment phase, when all permits and approvals are obtained, and the payment of fixed rent over the term. Fixed rent will be in the amount of $1 per year for the first 15 years, increasing to $7,500 from the 16th to the 18th year, increasing to $8,447 in the 19th year, increasing to $8,700 in the 20th year, increasing to $8,961 in the 21st year, then to $9,200 in the 23rd to 26th year, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the venture, as described in the ground lease agreement. On October 5, 2004, the Meadowlands Venture and the NJSEA entered into the First Amendment to the Redevelopment Agreement. Pursuant to the amendment, the ground lease was also executed on October 5, 2004, but payment of the $160,000 development rights fee was postponed until the satisfaction of certain material conditions, such as the receipt of all necessary governmental permits and approvals for the project. The payment of the development rights fee is expected to be made on or about December 20, 2004, but could be deferred until March 31, 2005. If the material conditions are not satisfied by such date, the Meadowlands Venture has the right to either terminate the transaction, or tender payment of the development rights fee, subject to: (i) the NJSEA’s obligation to refund this amount if certain events adversely impacting the project occur within 12 months thereafter, and (ii) an escrow of portions of the development rights fee for up to a 12-month period. Also pursuant to the First Amendment to the Redevelopment Agreement, the Meadowlands Venture is required to convey certain vacant land, known as the Empire Tract, to a conservancy trust in exchange for a payment of $26,800 from the NJSEA. This payment will be made upon the NJSEA’s receipt of the $160,000 development rights fee.

The Company and Mills own a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture. These interests were subject to certain participation rights by The New York Giants, which were subsequently terminated in April 2004. The joint venture agreement requires the Company to make an equity contribution up to a maximum of $32,500. Pursuant to the joint venture agreement, Mills has received subordinated capital credit in the venture of approximately $118,000, which represents certain costs incurred by Mills in connection with the Empire Tract prior to the creation of the Meadowlands Venture. The joint venture agreement requires Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Company will receive a nine percent preferred return on its equity investment, only after Mills receives a nine percent preferred return on its equity investment. Residual returns, subject to participation by other parties, will be in proportion to each partner’s respective percentage interest.

Mills will develop, lease and operate the entertainment phase of the Meadowlands Xanadu project. The joint venture agreement provides the Company an option to cause the Meadowlands Venture to form component ventures for the future development of the office and hotel phases, which the Company will develop, lease and operate. The Company will own an 80 percent interest and Mills will own a 20 percent interest in such component ventures. The agreement provides for the first office or hotel component ventures to be formed no later than four years after the grand opening of the entertainment phase, and requires that all component ventures for the office and hotel phases be formed no later than 10 years from such date, but does not require that any or all components be developed. However, under the Meadowlands Venture agreement, Mills has the ability to accelerate such formation schedule, subject to certain conditions. Should the Company fail to meet the time schedule described above for the formation of the component ventures, the Company will forfeit its rights to cause the Meadowlands Venture to form additional component ventures. If this occurs, Mills will have the ability to develop the additional phases, subject to the Company’s right to participate, or to cause the Meadowlands Venture to sell such components to a third party, subject to a sales price limitation of 95 percent of the value that would have been the amount necessary to form such component ventures.

On February 12, 2003, the New Jersey Sports and Exposition Authority (“NJSEA”) selected The Mills Corporation (“Mills”) and the Company to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. Hartz Mountain Industries, Inc. (“Hartz”) has challenged the NJSEA’s selection. The NJSEA denied its protest. Westfield America, Inc. (“Westfield”) also protested the NJSEA’s selection of Mills and the Company. Westfield’s protest was also denied by the NJSEA. Hartz and Westfield have appealed the denial of their protest. Hartz and Westfield also have appealed the NJSEA’s execution of the Final Redevelopment Agreement for the Arena Site. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato (collectively, the “Braha Group,”) have also filed lawsuits challenging the NJSEA award to Mills and the Company. On May 14, 2004, the Superior Court of New Jersey, Appellate Division, which has jurisdiction of all of the cases, issued an order deciding certain of the issues presented by the cases. The Appellate Division determined that the NJSEA had the statutory authority to develop the Arena Site for mixed uses, including retail, that the NJSEA, in selecting Mills and the Company, did not have to utilize a traditional low bid procurement process, and that the NJSEA complied with the Open Public Meetings Act (“OPMA”) in considering and making its selection. The Appellate Division remanded Hartz’s claims for relief under the Open Public Records Act (“OPRA”). Hartz thereafter petitioned the Supreme Court of New Jersey for certification of the Appellate Division’s decision. That petition remains pending undecided.

In August 2004, the Superior Court of New Jersey issued a decision on remand on the OPRA issues. The Court ordered the NJSEA to release certain documents to Hartz, but permitted the NJSEA to withhold other documents. Hartz has appealed that decision to the Appellate Division. The Court is scheduled to hear oral argument on Hartz’s appeal on November 10, 2004. The Appellate Division has stayed on further hearing before the NJSEA on Hartz’s bid protest until the appeal is decided.

In addition to Hartz’s petition for certification pending in the Supreme Court of New Jersey, there are nine pending cases in the Appellate Division which challenge the NJSEA’s selection of the redevelopment proposal by the Meadowlands Venture and the result of the consultative process between the New Jersey Department of Environment Protection (“NJDEP”) and the New Jersey Meadowlands Commission (“NJMC”), on the one hand, and the NJSEA, on the other, conducted pursuant to the requirements of the applicable NJSEA statute. Four of these appeals were filed by Hartz and two each by Westfield and the Braha Group. The ninth case was filed by the Environmental Law Clinic at Columbia Law School on behalf of the Sierra Club, Environmental Defense, New Jersey Public Interest Research Group and New Jersey Environmental Federal.

On September 30, 2004, the Borough of Carlstadt, New Jersey filed a complaint in the Superior Court of New Jersey against the NJSEA and the Meadowlands Venture asserting that: (i) the retail elements of Meadowlands Xanadu are not authorized by statute; (ii) the retail elements of Meadowlands Xanadu are not tax exempt under NJSEA’s enabling act; and (iii) the PILOT program for Meadowlands Xanadu is arbitrary and capricious. The Meadowlands Venture, along with the NJSEA, has moved to transfer this matter to the Appellate Division. The motion is scheduled to be heard on November 5, 2004.

The Company believes that its proposal fully complies with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition taken as a whole.

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

Continental Grand II
Continental Grand II is a 239,085 square foot office building located in El Segundo, California, which was constructed and placed in service by the venture. On June 29, 2001, the venture sold the office property for approximately $67,000.

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

Stadium Gateway
Stadium Gateway is a development joint venture project, located in Anaheim, California between HPMC Development Partners II, L.P. and a third-party entity. The venture constructed a six-story, 273,194 square foot office building, which commenced initial operations in January 2002. On April 1, 2003, the venture sold the office property for approximately $52,500.

Pacific Plaza I & II
Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, California between, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II, which comprises a three-story retail and theater complex, commenced initial operations in June 2002. On August 30, 2004, the venture sold the Pacific Plaza I & II complex for approximately $143,000. The Company performed management services for the property while it was owned by the venture and recognized $27 and $81 in fees for such services in the three months ended September 30, 2004 and 2003, respectively, and $203 and $234 for the nine months ended September 30, 2004 and 2003, respectively.

G&G MARTCO (Convention Plaza)
The Company holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California. The venture has a mortgage loan with a $43,039 balance at September 30, 2004 collateralized by its office property. The loan also provides the venture the ability to increase the balance of the loan up to an additional $4,908 for the funding of qualified leasing costs. The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (1.84 percent at September 30, 2004) plus 162.5 basis points and matures in August 2006. The Company performs management and leasing services for the property owned by the joint venture and recognized $32 and $54 in fees for such services in the three months ended September 30, 2004 and 2003, respectively, and $105 and $177 for the nine months ended September 30, 2004 and 2003, respectively.

AMERICAN FINANCIAL EXCHANGE L.L.C./PLAZA VIII AND IX ASSOCIATES, L.L.C.
On May 20, 1998, the Company entered into a joint venture with Columbia Development Company, L.L.C. (“Columbia”) to form American Financial Exchange L.L.C. The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Company’s Harborside Financial Center office complex. Among other things, the partnership agreement provides for a preferred return on the Company’s invested capital in the venture, in addition to the Company’s proportionate share of the venture’s profit, as defined in the agreement. The joint venture acquired land on which it initially constructed a parking facility, a portion of which is currently licensed to a parking operator. Such parking facility serves a ferry service between the Company’s Harborside property and Manhattan. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 577,575 square foot office building, which was 100 percent pre-leased to Charles Schwab & Co. Inc. (“Schwab”) for a 15-year term, on certain of the land owned by the venture. The lease agreement with Schwab obligated the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant’s election.

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

The Company performed management, leasing and development services for the Plaza 10 property when it was owned by the venture and recognized $157 in fees from the venture for such services in the three months ended September 30, 2003 and $459 for the nine months ended September 30, 2003.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,936 balance at September 30, 2004 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2005. The venture is currently in discussions with the current lender regarding a long-term extension of the mortgage loan. In the event the lender does not provide an extension of the mortgage loan, the venture intends to pursue alternative financing strategies.

In 2001, the property’s then principal tenant, Superior Bank, was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. The tenant continued to meet its rental payment obligations through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant’s ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which was included in the Company’s equity in earnings for the year ended December 31, 2002. Subsequently, the venture’s management determined it was unlikely a prospective tenant would retain tenant improvements previously made to Superior Bank’s space and, accordingly, the venture accelerated amortization of those tenant improvements and recorded a charge of $3,586, which is included in the Company’s equity in earnings in the nine months ended September 30, 2003. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $110 and $2 in fees for such services in the three months ended September 30, 2004 and 2003, respectively, and $128 and $10 for the nine months ended September 30, 2004 and 2003, respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)
On September 18, 1998, the Company entered into a joint venture with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square foot office building acquired on November 25, 1998, both located in Houston, Texas. The Company holds a 20 percent interest in the joint venture. The Company performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized $45 in fees for such services in the three months ended March 31, 2002. Under certain circumstances, Prudential has the right to convert its interest in the venture into common stock of the Company at a discount to the stock’s fair market value, based on the underlying fair value of Prudential’s interest in the venture at the time of conversion. The Company, at its option, can elect to exchange cash in lieu of stock in an amount equal to the fair value of Prudential’s interest.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002. The Company owns a 50 percent interest in the venture.

The venture had a mortgage loan with a commercial bank with a $62,902 balance at December 31, 2003 collateralized by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points, which was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date, the venture repaid the mortgage loan using the proceeds from a new $40,000 mortgage loan, collateralized by the hotel property, as well as capital contributions from the Company and Hyatt of $10,750 each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. On May 25, 2004, the venture obtained a second mortgage loan with a commercial bank for $20,000 (with a balance as of September 30, 2004 of $17,500) collateralized by the hotel property, in which each partner, including the Company, has severally guaranteed repayment of approximately $8,750. The loan carries an interest rate of LIBOR plus 175 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. The proceeds from this loan were used to make distributions to the Company and Hyatt in the amount of $10,000 each. Additionally, the venture has an $8,000 loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Company has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

NORTH PIER AT HARBORSIDE – RESIDENTIAL DEVELOPMENT
On April 3, 2001, the Company sold its North Pier at Harborside Financial Center, Jersey City, New Jersey to an entity which planned on developing residential housing on the site. At the time, the Company received net sales proceeds of approximately $3,357 (which included a note receivable of $2,027 subsequently repaid in 2002), and recognized a gain of $439 (before minority interest) from the transaction. On March 31, 2004, the Company received an additional $720 as additional contingent purchase consideration resulting from the achievement of certain conditions at the property subsequent to the initial sale, for which the Company recorded a gain of $637 (net of minority interest of $83) in gain on sale of investment in unconsolidated joint ventures for the nine months ended September 30, 2004.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2004 and December 31, 2003:

	September 30, 2004
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Assets:
Rental property, net	$178,443	--	$8,583	$--	$12,779	$13,183	$35,826	$81,283	$330,097
Other assets	1,131	$4,057	4,505	--	1,528	1,149	192	10,177	22,739

Total assets	$179,574	$4,057	$13,088	$--	$14,307	$14,332	$36,018	$91,460	$352,836

Liabilities and partners'/ members capital (deficit):

Mortgages, loans payable and other obligations	--	--	$43,039		$--	$14,936	--	$67,670	$125,645
Other liabilities	$2,695	$141	1,059	--	$1,376	1,013	$702	3,395	10,381
Partners'/members' capital (deficit)	176,879	3,916	(31,010)	--	12,931	(1,617)	35,316	20,395	216,810

Total liabilities and partners'/members'
capital (deficit)	$179,574	$4,057	$13,088	$--	$14,307	$14,332	$36,018	$91,460	$352,836

Company's investment in unconsolidated
joint ventures, net	$7,814	$636	$6,989	$--	$6,387	$--	$7,502	$12,699	$42,027

	December 31, 2003
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Combined Total
Assets:
Rental property, net	$142,968	--	$7,207	$--	$13,196	$13,262	$36,058	$85,214	$297,905
Other assets	1,535	$13,354	3,091	--	3,307	548	336	11,317	33,488

Total assets	$144,503	$13,354	$10,298	$--	$16,503	$13,810	$36,394	$96,531	$331,393

Liabilities and partners'/ members capital (deficit):

Mortgages, loans payable and other obligations	--	--	$41,563		$--	$14,936	--	$73,175	$129,674
Other liabilities	$1,571	$44	868	--	$1,472	88	$712	2,726	7,481
Partners'/members' capital (deficit)	142,932	13,310	(32,133)	--	15,031	(1,214)	35,682	20,630	194,238

Total liabilities and partners'/members'
capital (deficit)	$144,503	$13,354	$10,298	$--	$16,503	$13,810	$36,394	$96,531	$331,393

Company's investment in unconsolidated
joint ventures, net	$1,073	$12,808	$6,427	$--	$7,437	$--	$7,575	$13,304	$48,624

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total
Total revenues	$--	$10,676	$1,634	$--	$28	$344	$755	$7,046	$--	$20,483
Operating and other expenses	--	(6)	(871)	--	(62)	(332)	(1,418)	(4,676)	--	(7,365)
Depreciation and amortization	--	--	(260)	--	(154)	(165)	(244)	(1,471)	--	(2,294)
Interest expense	--	--	(339)	--	--	(121)	--	(661)	--	(1,121)

Net income	$--	$10,670	$164	$--	$(188)	$(274)	$(907)	$238	$--	$9,703

Company's equity in earnings (loss)
of unconsolidated joint ventures	$--	$(476)	$82	$--	$(94)	$(140)	$(181)	$119	$79	$(611)

	Three Months Ended September 30, 2003
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total
Total revenues	$--	$11	$2,950	$5,614	$--	$65	$955	$6,692	$--	$16,287
Operating and other expenses	--	(244)	(1,033)	(1,156)	--	(220)	(800)	(4,278)	--	(7,731)
Depreciation and amortization	--	--	(380)	(1,111)	--	(139)	(244)	(1,614)	--	(3,488)
Interest expense	--	--	(350)	--	--	(107)	--	(761)	--	(1,218)

Net income	$--	$(233)	$1,187	$3,347	$--	$(401)	$(89)	$39	$--	$3,850

Company's equity in earnings (loss)
of unconsolidated joint ventures	$--	$(77)	$593	$3,157	$--	$(100)	$(17)	$19	$(424)	$3,151

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30, 2004
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total
Total revenues	$--	$10,755	$5,473	$--	$109	$841	$2,341	$20,707	$--	$40,226
Operating and other expenses	--	(259)	(2,636)	--	(124)	(905)	(2,813)	(13,782)	--	(20,519)
Depreciation and amortization	--	--	(800)	--	(462)	(456)	(729)	(4,662)	--	(7,109)
Interest expense	--	--	(914)	--	--	(334)	--	(1,727)	--	(2,975)

Net income	$--	$10,496	$1,123	$--	$(477)	$(854)	$(1,201)	$536	$--	$9,623

Company's equity in earnings (loss)
of unconsolidated joint ventures	$--	$571	$561	$--	$(238)	$(365)	$(240)	$288	$(66)	$511

	Nine Months Ended September 30, 2003
	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total
Total revenues	$--	$4,660	$9,680	$17,398	$--	$183	$2,920	$16,383	$--	$51,224
Operating and other expenses	--	(315)	(2,995)	(3,040)	--	(737)	(2,528)	(11,726)	--	(21,341)
Depreciation and amortization	--	--	(1,215)	(2,912)	--	(416)	(731)	(4,711)	--	(9,985)
Interest expense	--	--	(1,199)	--	--	(343)	--	(2,356)	--	(3,898)

Net income	$--	$4,345	$4,271	$11,446	$--	$(1,313)	$(339)	$(2,410)	$--	$16,000

Company's equity in earnings (loss)
of unconsolidated joint ventures	$--	$2,346	$2,012	$11,342	$--	$(1,332)	$(39)	$(1,555)	$(1,524)	$11,250

5.   DEFERRED CHARGES AND OTHER ASSETS

	September 30, 2004	December 31, 2003
Deferred leasing costs	$152,740	$136,231
Deferred financing costs	21,216	24,446

	173,956	160,677
Accumulated amortization	(62,339)	(56,778)

Deferred charges, net	111,617	103,899
Notes receivable	11,516	8,750
Prepaid expenses and other assets, net	26,802	14,142

Total deferred charges and other assets, net	$149,935	$126,791

6.   DISCONTINUED OPERATIONS

On June 30, 2004, the Company identified three office properties, which are located at 3030 L.B.J. Freeway, Dallas, Texas; 1122 Alma Road, Richardson, Texas; and 84 N.E. Loop 410, San Antonio, Texas, and which aggregate 636,906 square feet, as held for sale. During the three months ended June 30, 2004, the Company determined that the carrying amounts of the properties identified as held for sale were not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $10,501 (net of minority interest of $1,355) in that period. In October 2004, the Company finalized a contract to sell its three Texas office properties for approximately $41,450, subject to certain adjustments.

On August 5, 2004, the Company identified its 387,000 square foot office property located at 340 Mount Kemble Avenue in Morris Township, New Jersey as held for sale. The property was subsequently sold by the Company on October 5, 2004 for approximately $77,000.

The above referenced properties identified as held for sale as of September 30, 2004 carried an aggregate book value of $92,703, net of accumulated depreciation of $15,345 and a valuation allowance of $11,856 at September 30, 2004.

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

The following tables summarize income from discontinued operations (net of minority interest) and the related realized gains (unrealized losses) on disposition of rental property, net, (net of minority interest) for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenues	$2,991	$4,448	$9,542	$13,885
Operating and other expenses	(1,313)	(1,999)	(4,139)	(6,171)
Depreciation and amortization	(125)	(923)	(1,783)	(2,919)
Minority interest	(177)	(182)	(414)	(574)

Income from discontinued operations
(net of minority interest)	$1,376	$1,344	$3,206	$4,221

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Realized gain on disposition of rental property	--	--	--	$1,324
Unrealized loss on disposition of rental property	--	--	$(11,856)	--
Minority interest	--	--	1,355	(159)

Realized gains (unrealized losses) on disposition
of rental property, net (net of minority interest)	--	--	$(10,501)	$1,165

7.   SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2004 and December 31, 2003 is as follows:

	September 30, 2004	December 31, 2003	Effective Rate (1)
7.000% Senior Unsecured Notes, due March 15, 2004	--	$299,983	7.27%
7.250% Senior Unsecured Notes, due March 15, 2009	$298,953	298,777	7.49%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	298,905	298,775	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	90,875	90,506	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,171	25,089	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,751	99,729	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	202,247	--	5.11%

Total Senior Unsecured Notes	$1,030,902	$1,127,859	6.80%

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

On February 9, 2004, the Company issued $100,000 face amount of 5.125 percent senior unsecured notes due February 15, 2014 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $98,538 were held until March 15, 2004, when the Company used the net proceeds from the sale, together with borrowings under the unsecured facility and available cash, to repay the $300,000 7.00 percent notes due March 15, 2004.

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

SUMMARY
As of September 30, 2004 and December 31, 2003, the Company had outstanding borrowings of $140,000 and $0, respectively, under the unsecured facility.

9.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2004 and December 31, 2003 is as follows:

				Principal Balance at
Property Name	Lender	Effective Interest Rate (a)		September 30, 2004	December 31, 2003	Maturity
400 Chestnut Ridge	Prudential Insurance Co.		9.44%	$--	$10,374	--
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+	0.65%	--	32,178	--
Mack-Cali Centre VI	Principal Life Insurance Co.		6.87%	35,000	35,000	04/01/05
Various (b)	Prudential Insurance Co.		7.10%	150,000	150,000	05/15/05
Mack-Cali Bridgewater I	New York Life Ins. Co.		7.00%	23,000	23,000	09/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.		7.50%	17,500	17,500	09/10/05
Mack-Cali Short Hills	Prudential Insurance Co.		7.74%	23,014	23,592	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.		6.52%	6,756	7,495	10/10/05
Harborside - Plaza 2 and 3	Northwestern/Principal		7.37%	150,627	153,603	01/01/06
Mack-Cali Airport	Allstate Life Insurance Co.		7.05%	9,902	10,030	04/01/07
2200 Renaissance Boulevard	TIAA		5.89%	18,590	18,800	12/01/12
Soundview Plaza	TIAA		6.02%	18,910	19,153	01/01/13
Assumed obligations	various		4.84%	71,541	--	05/01/09 (c)

Total mortgages, loans payable and other obligations				$524,840	$500,725

(a)	Effective interest rate for mortgages, loans payable and other obligations reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.
(b)	Mortgage is collateralized by 11 properties.
(c)	The obligations mature at various times between May 2006 and May 2009 (see Note 3 – Real Estate Property Transactions).

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2004 and 2003 was $94,284 and $103,593, respectively. Interest capitalized by the Company for the nine months ended September 30, 2004 and 2003 was $2,813 and $6,380, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2004, the Company’s total indebtedness of $1,695,742 (weighted average interest rate of 6.44 percent) was comprised of $140,000 of revolving credit facility borrowings (weighted average rate of 2.48 percent) and fixed rate debt and other obligations of $1,555,742 (weighted average rate of 6.80 percent).

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

PREFERRED UNITS
The Operating Partnership has two classes of Preferred Units – Series B and Series C, which are described as follows:

Series B
The Series B Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Company, based on circumstances per the applicable unit certificates. The quarterly distribution on each Series B Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Series B Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Series B Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Company may cause the mandatory conversion of the Series B Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Company’s common stock equals or exceeds $34.65. The Company is prohibited from taking certain actions that would adversely affect the rights of the holders of Series B Preferred Units without the consent of at least 66 2/3 percent of the outstanding Series B Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Series B Preferred Units; provided, however, that such consent is not required if the Company issues preferred units ranking equal (but not senior) to the Series B Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value or (b) 10 percent of the sum of (1) the combined market capitalization of the Company’s common stock and the Operating Partnership’s common units and Series B Preferred Units, as if converted into common stock, and (2) the aggregate liquidation preference on any of the Company’s non-convertible preferred stock or the Operating Partnership’s non-convertible preferred units. As of September 30, 2004, the calculation in the above clause (b) was $333,487.

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

UNIT TRANSACTIONS
The following table sets forth the changes in minority interest which relate to the Series B Preferred Units and common units in the Operating Partnership for the nine months ended September 30, 2004:

	Series B Preferred Units	Common Units	Series B Preferred Unitholders	Common Unitholders	Total
Balance at January 1, 2004	215,018	7,795,498	$220,547	$207,552	$428,099
Net income	--	--	11,727	9,081	20,808
Distributions	--	--	(11,727)	(14,702)	(26,429)
Redemption of common units
for shares of Common Stock	--	(16,138)	--	(425)	(425)

Balance at September 30, 2004	215,018	7,779,360	$220,547	$201,506	$422,053

MINORITY INTEREST OWNERSHIP
As of September 30, 2004 and December 31, 2003, the minority interest common unitholders owned 11.4 percent (18.7 percent, including the effect of the conversion of Series B Preferred Units into common units) and 11.6 percent (19.1 percent including the effect of the conversion of Series B Preferred Units into common units) of the Operating Partnership, respectively.

11.   EMPLOYEE BENEFIT 401(k) PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Company for the three months ended September 30, 2004 and 2003 was $100 and $100, respectively, and for the nine months ended September 30, 2004 and 2003 was $300 and $300, respectively.

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

In conjunction with the resignation of Mr. Jones, the Company incurred compensation expense of approximately $1,254, which is included in general and administrative expense for the nine month period ended September 30, 2004, on account of the accelerated vesting of stock options and Restricted Stock Awards, and the related tax gross-up payment on the Restricted Stock Awards.

TAX ABATEMENT AGREEMENTS
Harborside Financial Center
Pursuant to an agreement with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on its Harborside Plaza 2, 3, 4-A and 5 properties. The Plaza 2 and 3 agreement, which commenced in 1990, is for a term of 15 years. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $978 and $959 for the three months ended September 30, 2004 and 2003, respectively, and $2,922 and $2,866 for the nine months ended September 30, 2004 and 2003, respectively.

The Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $227 and $227 for the three months ended September 30, 2004 and 2003, respectively, and $682 and $682 for the nine months ended September 30, 2004 and 2003, respectively.

The Plaza 5 agreement, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, as defined are $159,625. The PILOT totaled $798 and $774 for the three months ended September 30, 2004 and 2003, respectively, and $2,394 and $2,397 for the nine months ended September 30, 2004 and 2003, respectively.

LITIGATION
On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint named as defendants Mack-Cali Realty, L.P., the chief executive officer of the Company, and certain alleged affiliates of the Company (the “Mack-Cali Defendants”). Also named as defendants were seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs asserted, among other things, that the Mack-Cali Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs were seeking an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs were seeking to avoid all payments and other transfers made to the Mack-Cali Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Bankruptcy Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court. In the second quarter of 2004, the parties reached an agreement to settle the action which was approved by the court on October 1, 2004. In the second quarter, the Company paid approximately $175 in such settlement, which is included in general and administrative expense for the nine months ended September 30, 2004.

The Company is a defendant in other litigation arising in the normal course of its business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Company’s financial condition taken as whole.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2004, are as follows:

Year	Amount
October 1 through December 31, 2004	$137
2005	530
2006	530
2007	529
2008	506
2009 through 2080	20,652

Total	$22,884

Ground lease expense incurred by the Company during the three months ended September 30, 2004 and 2003 amounted to $141 and $232, respectively, and was $442 and $697 for the nine months ended September 30, 2004 and 2003, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising 141 properties with an aggregate net book value of approximately $1,791,516, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin W. Berger, a former director; Robert F. Weinberg, director; and Timothy M. Jones, former president) or the Cali Group (which includes John R. Cali, director and John J. Cali, a former director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Company is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

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

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2004 are as follows:

Year	Amount
October 1 through December 31, 2004	$125,906
2005	497,148
2006	445,804
2007	389,668
2008	334,218
2009 and thereafter	1,187,061

Total	$2,979,805

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full. At September 30, 2004, there were no dividends in arrears. The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

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

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through September 30, 2004 under this plan. In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of September 30, 2004 and December 31, 2003, the stock options outstanding had a weighted average remaining contractual life of approximately 6.7 and 6.9 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2004	2,990,135	$30.56
Granted	10,000	$38.07
Exercised	(1,152,754)	$32.10
Lapsed or canceled	(36,940)	$28.46

Outstanding at September 30, 2004	1,810,441	$29.67

Options exercisable at September 30, 2004	619,191	$32.13
Available for grant at September 30, 2004	4,769,594

The Company recognized stock options expense of $40 and $51 for the three months ended September 30, 2004 and 2003, respectively, and $374 and $139 for the nine months ended September 30, 2004 and 2003, respectively. Included in stock options expense for the nine month period ended September 30, 2004 was a stock option charge of $246, which resulted from the accelerated vesting of 24,000 unvested options related to the resignation of Timothy M. Jones (see Note 12 – Management Changes).

STOCK WARRANTS
Information regarding the Company’s stock warrants (“Stock Warrants”), which enable the holders to purchase an equal number of shares of the Company’s common stock at the respective exercise price, is summarized below:

	Shares Under Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2004	149,250	$33.00
Exercised	(149,250)	$33.00

Outstanding at September 30, 2004	--	--

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

Information regarding the Restricted Stock Awards is summarized below:

Shares
Outstanding at January 1, 2004	280,869
Granted	2,000
Vested (a)	(75,882)
Canceled (a)	(19,284)

Outstanding at September 30, 2004	187,703

(a)	In conjunction with the resignation of Timothy M. Jones, 19,285 shares of unvested Restricted Stock Awards were vested on an accelerated basis and 19,284 shares of unvested Restricted Stock Awards were canceled in May 2004 (see Note 12 – Management Changes).

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

During the nine months ended September 30, 2004 and 2003, 4,652 and 4,816 deferred stock units were earned, respectively. As of September 30, 2004 and December 31, 2003, there were 27,699 and 23,131 director stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended September 30, 2004 and 2003 in accordance with FASB No. 128:

	Three Months Ended September 30,
Computation of Basic EPS	2004	2003
Income from continuing operations	$27,240	$49,548
Deduct: Preferred stock dividends	(500)	(500)

Income from continuing operations available to common shareholders	26,740	49,048
Income from discontinued operations	1,376	1,344

Net income available to common shareholders	$28,116	$50,392

Weighted average common shares	60,492	57,870

Basic EPS:
Income from continuing operations	$0.44	$0.85
Income from discontinued operations	0.02	0.02

Net income available to common shareholders	$0.46	$0.87

	Three Months Ended September 30,
Computation of Diluted EPS	2004	2003
Income from continuing operations available to common shareholders	$26,740	$49,048
Add: Income from continuing operations attributable to Operating Partnership -
common units	3,443	6,609
Income from continuing operations attributable to Operating Partnership -
Preferred Units	--	3,917

Income from continuing operations for diluted earnings per share	30,183	59,574
Income from discontinued operations for diluted earnings per share	1,553	1,525

Net income available to common shareholders	$31,736	$61,099

Weighted average common shares	68,851	72,465

Diluted EPS:
Income from continuing operations	$0.44	$0.82
Income from discontinued operations	0.02	0.02

Net income available to common shareholders	$0.46	$0.84

The following information presents the Company’s results for the nine months ended September 30, 2004 and 2003 in accordance with FASB No. 128:

	Nine Months Ended September 30,
Computation of Basic EPS	2004	2003
Income from continuing operations	$78,987	$109,747
Deduct: Preferred stock dividends	(1,500)	(1,172)

Income from continuing operations available to common shareholders	77,487	108,575
Income from discontinued operations	(7,295)	5,386

Net income available to common shareholders	$70,192	$113,961

Weighted average common shares	60,228	57,545

Basic EPS:
Income from continuing operations	$1.29	$1.89
Income from discontinued operations	(0.12)	0.09

Net income available to common shareholders	$1.17	$1.98

	Nine Months Ended September 30,
Computation of Diluted EPS	2004	2003
Income from continuing operations available to common shareholders	$77,487	$108,575
Add: Income from continuing operations attributable to Operating Partnership -
common units	10,023	14,706
Income from continuing operations attributable to Operating Partnership -
Preferred Units	--	11,760

Income from continuing operations for diluted earnings per share	87,510	135,041
Income from discontinued operations for diluted earnings per share	(8,236)	6,118

Net income available to common shareholders	$79,274	$141,159

Weighted average common shares	68,596	71,943

Diluted EPS:
Income from continuing operations	$1.28	$1.88
Income from discontinued operations	(0.12)	0.08

Net income available to common shareholders	$1.16	$1.96

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic EPS shares	60,492	57,870	60,228	57,545
Add: Operating Partnership - common units	7,788	7,798	7,791	7,804
Operating Partnership - Preferred Units
(after conversion to common units)	--	6,218	--	6,223
Stock options	571	559	570	364
Stock Warrants	--	20	7	7

Diluted EPS Shares	68,851	72,465	68,596	71,943

Not included in the computations of diluted EPS were 0 and 1,478,245 stock options; 0 and 339,976 Stock Warrants; and 6,205,425 and 0 Series B Preferred Units, as such securities were anti-dilutive during the three months ended September 30, 2004 and 2003, respectively. Also excluded from diluted EPS computations were 0 and 1,483,245 stock options; 0 and 339,976 Stock Warrants; and 6,205,425 and 0 Series B Preferred Units, as such securities were anti-dilutive during the nine months ended September 30, 2004 and 2003, respectively. Unvested restricted stock outstanding as of September 30, 2004 and 2003 were 187,703 and 269,869, respectively.

15.   SEGMENT REPORTING

The Company operates in one business segment — real estate. The Company provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 2, excluding straight-line rent adjustments, rent adjustments on above/below market leases, and depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the segment.

Selected results of operations for the three and nine month periods ended September 30, 2004 and 2003 and selected asset information as of September 30, 2004 and December 31, 2003 regarding the Company’s operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Company
Total contract revenues (a):
Three months ended:
September 30, 2004	$147,601	$649	$148,250	(f)
September 30, 2003	141,541	366	141,907	(g)
Nine months ended:
September 30, 2004	$427,447	$2,516	$429,963	(h)
September 30, 2003	419,146	(168)	418,978	(i)

Total operating and interest (b):
Three months ended:
September 30, 2004	$47,895	$35,479	$83,374	(j)
September 30, 2003	43,962	37,029	80,991	(k)
Nine months ended:
September 30, 2004	$138,191	$106,363	$244,554	(l)
September 30, 2003	131,121	110,399	241,520	(m)

Equity in earnings of unconsolidated
joint ventures (net of minority interest):
Three months ended:
September 30, 2004	$(611)	$--	$(611)
September 30, 2003	3,151	--	3,151
Nine months ended:
September 30, 2004	$511	$--	$511
September 30, 2003	11,250	--	11,250

Net operating income (c):
Three months ended:
September 30, 2004	$99,096	$(34,831)	$64,265	(f) (j)
September 30, 2003	100,729	(36,663)	64,066	(g) (k)
Nine months ended:
September 30, 2004	$289,767	$(103,847)	$185,920	(h) (l)
September 30, 2003	299,274	(110,567)	188,707	(i) (m)

Total assets:
September 30, 2004	$3,775,009	$35,097	$3,810,106
December 31, 2003	3,656,127	93,443	3,749,570

Total long-lived assets (d):
September 30, 2004	$3,633,393	$3,609	$3,637,002
December 31, 2003	3,526,624	5,234	3,531,858

(a)	Total contract revenues represent all revenues during the period (including the Company’s share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents and the Company’s share of straight-line rent adjustments from unconsolidated joint ventures. All interest income is excluded from segment amounts and is classified in Corporate & Other for all periods.
(b)	Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense. All interest expense (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

(c)	Net operating income represents total contract revenues [as defined in Note (a)] less total operating and interest expenses [as defined in Note (b)] for the period.
(d)	Long-lived assets are comprised of total rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(e)	Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.
(f)	Excludes $2,029 of adjustments for straight-lining of rents, $1,332 for rent adjustments on above/below market leases, and $160 for the Company’s share of straight-line rent adjustments from unconsolidated joint ventures.
(g)	Excludes $78 of adjustments for straight-lining of rents, $2 for rent adjustments on above/below market leases, and $951 for the Company’s share of straight-line rent adjustments from unconsolidated joint ventures.
(h)	Excludes $7,467 of adjustments for straight-lining of rents, $1,779 for rent adjustments on above/below market leases, and $449 for the Company’s share of straight-line rent adjustments from unconsolidated joint ventures.
(i)	Excludes $5,138 of adjustments for straight-lining of rents, $2 for rent adjustments on above/below market leases, and $2,903 for the Company’s share of straight-line rent adjustments from unconsolidated joint ventures.
(j)	Excludes $33,115 of depreciation and amortization.
(k)	Excludes $28,588 of depreciation and amortization.
(l)	Excludes $95,665 of depreciation and amortization.
(m)	Excludes $85,203 of depreciation and amortization.

16.   IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

EITF 03-6
In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128, (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and is applied by restating previously reported earnings per share. The adoption of EITF 03-6 had no impact on the Company’s financial position or results of operations.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.0 billion at September 30, 2004. The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994. The Company owns or has interests in 268 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 29.6 million square feet, leased to approximately 2,100 tenants. The properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 9.0 million square feet of additional commercial space.

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

As a result of the economic climate since 2001, substantially all of the real estate markets the Company operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Company’s core markets over the period. Through October 31, 2004, the Company’s core markets continued to be weak. The percentage leased in the Company’s consolidated portfolio of stabilized operating properties increased to 92.9 percent at September 30, 2004, as compared to 92.2 percent at June 30, 2004 and 91.5 percent at December 31, 2003. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Excluded from percentage leased at September 30, 2004 is a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 68.9 percent leased at September 30, 2004. Leases that expired as of September 30, 2004, June 30, 2004 and December 31, 2003 aggregate 163,666, 71,925, and 143,059 square feet, respectively, or 0.6, 0.3, and 0.5 percentage of the net rentable square footage, respectively. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended September 30, 2004 decreased an average of 4.2 percent compared to rates that were in effect under expiring leases, as compared to a 10.6 percent decrease for the same period in 2003. The Company believes that vacancy rates may continue to increase in most of its markets for the remainder of 2004 and into 2005. As a result, the Company’s future earnings and cash flow may be negatively impacted.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

  property transactions during the period;
  critical accounting policies and estimates;
  results of operations for the three month and nine month periods ended September 30, 2004 as compared to the same periods last year; and
  liquidity and capital resources.

Property Transactions in 2004

Property Acquisitions
Thus far in 2004, the Company acquired the following office properties:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Company (a) (in thousands)
04/14/04	5 Wood Hollow Road (b)	Parsippany, Morris County, NJ	1	317,040	$34,187
05/12/04	210 South 16th Street (c)	Omaha, Douglas County, NE	1	318,224	8,507
06/01/04	30 Knightsbridge Road (d)	Piscataway, Middlesex County, NJ	4	680,350	49,618
06/01/04	412 Mt. Kemble Avenue (d)	Morris Township, Morris County, NJ	1	475,100	40,155

Total Property Acquisitions:			7	1,790,714	$132,467

(a)     Amounts are as of September 30, 2004.
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

More recently, on October 21, 2004, the Company acquired 232 Strawbridge Drive, a 74,000 square foot office property located in Moorestown, New Jersey, for approximately $8.7 million.

Land Acquisitions
On May 14, 2004, the Company acquired approximately five acres of land in Plymouth Meeting, Montgomery County, Pennsylvania. Previously, the Company leased this land parcel, upon which the Company owns a 167,748 square foot office building. The land was acquired for approximately $6.1 million.

On June 25, 2004, the Company acquired approximately 59.9 acres of developable land located in West Windsor, Mercer County, New Jersey for approximately $20.6 million.

Property Sales
On October 5, 2004, the Company sold Kemble Plaza I, a 387,000 square foot office property located at 340 Mount Kemble Avenue in Morris Township, New Jersey, for approximately $77 million.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the three months ended September 30, 2004 and 2003 was $1.0 million and $1.7 million, respectively, and $2.8 million and $6.4 million for the nine months ended September 30, 2004 and 2003, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Rental Property Held for Sale and Discontinued Operations:
When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established. Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.

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

RESULTS OF OPERATIONS:  PERIOD-TO-PERIOD COMPARISIONS

The following comparisons for the three and nine month periods ended September 30, 2004 (“2004”), as compared to the three and nine month periods ended September 30, 2003 (“2003”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2003 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2002 (for the nine-month period comparisons), excluding Dispositions as defined below; (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Company or commencing initial operations from July 1, 2003 through September 30, 2004 (for the three-month period comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2003 through September 30, 2004 (for the nine-month period comparisons); and (iii) the effect of the “Dispositions,” which represents results for each period for those rental properties either held for sale as of September 30, 2004, or sold by the Company for the period from January 1, 2003 through September 30, 2004.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

	Three Months Ended September 30,
(dollars in thousands)	2004	2003	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$131,076	$122,006	$9,070	7.4%
Escalations and recoveries from tenants	17,278	15,999	1,279	8.0
Parking and other	3,417	4,933	(1,516)	(30.7)

Total revenues	151,771	142,938	8,833	6.2

Property expenses:
Real estate taxes	18,520	16,196	2,324	14.3
Utilities	11,441	11,253	188	1.7
Operating services	18,623	16,437	2,186	13.3

Sub-total	48,584	43,886	4,698	10.7

General and administrative	7,568	8,615	(1,047)	(12.2)
Depreciation and amortization	33,115	28,588	4,527	15.8
Interest expense	27,321	28,734	(1,413)	(4.9)
Interest income	(99)	(244)	145	59.4

Total expenses	116,489	109,579	6,910	6.3

Income from continuing operations before minority interest
and equity in earnings of unconsolidated joint ventures	35,282	33,359	1,923	5.8
Minority interest in Operating Partnership	(7,431)	(7,354)	(77)	(1.0)
Equity in earnings of unconsolidated joint ventures
(net of minority interest), net	(611)	3,151	(3,762)	(119.4)
Gain on sale of investment in unconsolidated joint ventures
(net of minority interest)	--	20,392	(20,392)	(100.0)

Income from continuing operations	27,240	49,548	(22,308)	(45.0)
Discontinued operations (net of minority interest):
Income from discontinued operations	1,376	1,344	32	2.4

Total discontinued operations, net	1,376	1,344	32	2.4

Net income	28,616	50,892	(22,276)	(43.8)
Preferred stock dividends	(500)	(500)	--	--

Net income available to common shareholders	$28,116	$50,392	$(22,276)	(44	.2)%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$9,070	7.4%	$1,961	1.6%	$7,109	5.8%	$--	--%
Escalations and recoveries
from tenants	1,279	8.0	435	2.7	844	5.3	--	--
Parking and other	(1,516)	(30.7)	(1,703)	(34.5)	187	3.8	--	--

Total	$8,833	6.2%	$693	0.5%	$8,140	5.7%	$--	--%

Property expenses:
Real estate taxes	$2,324	14.3%	$1,417	8.7%	$907	5.6%	$--	--%
Utilities	188	1.7	(212)	(1.9)	400	3.6	--	--
Operating services	2,186	13.3	1,648	10.0	538	3.3	--	--

Total	$4,698	10.7%	$2,853	6.5%	$1,845	4.2%	$--	--%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	259		249		10		--
Square feet (in thousands)	27,724		25,731		1,993		--

Base rents for the Same-Store Properties increased $2.0 million, or 1.6 percent, for 2004 as compared to 2003, due primarily to increases in occupancies at the properties in 2004 from 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $0.4 million, or 2.7 percent, for 2004 over 2003, due primarily to an increased amount of total property expenses in 2004. Parking and other income for the Same-Store Properties decreased $1.7 million, or 34.5 percent, due primarily to a construction management fee of $1.2 million in 2003 and a decrease in lease termination fees in 2004.

Real estate taxes on the Same-Store Properties increased $1.4 million, or 8.7 percent, for 2004 as compared to 2003, due primarily to property tax rate increases in certain municipalities in 2004, partially offset by lower assessments on certain properties in 2004. Utilities for the Same-Store Properties decreased $0.2 million, or 1.9 percent, for 2004 as compared to 2003, due primarily to decreased usage due to more moderate weather and decreased utility rates in 2004 as compared to 2003. Operating services for the Same-Store Properties increased $1.6 million, or 10.0 percent, due primarily to increased property operations salaries and related expenses of $0.7 million and repairs and maintenance expenses of $0.5 million in 2004 as compared to 2003.

General and administrative decreased by $1.0 million, or 12.2 percent, for 2004 as compared to 2003. This decrease was due primarily to costs for transactions not consummated of $1.7 million in 2003, partially offset by increases in salaries and related expenses and accounting fees aggregating $0.5 million in 2004 as compared to 2003.

Depreciation and amortization increased by $4.5 million, or 15.8 percent, for 2004 over 2003. Of this increase, $2.5 million, or 8.8 percent, is attributable to the Same-Store Properties, and $2.0 million, or 7.0 percent, is due to the Acquired Properties.

Interest expense decreased $1.4 million, or 4.9 percent, for 2004 as compared to 2003. This decrease was due primarily to lower debt balances in 2004, as well as lower interest rates in 2004 over 2003, partially on account of lower interest rate unsecured notes issued in 2004, and repayment of higher interest rate unsecured notes.

Interest income decreased $0.1 million, or 59.4 percent, for 2004 as compared to 2003. This decrease was due primarily to lower average cash balances in 2004.

Equity in earnings of unconsolidated joint ventures (net of minority interest) decreased $3.8 million, or 119.4 percent, for 2004 as compared to 2003. The decrease was due primarily to the sale of the Company’s interest in the American Financial Exchange in late 2003 resulting in a reduction of $3.2 million in 2004 and a reduction in 2004 of $0.4 million as a result of a joint venture’s sale in 2003 of a property in Anaheim, California.

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures increased to $35.3 million in 2004 from $33.4 million in 2003. The increase of approximately $1.9 million is due to the factors discussed above.

Net income available to common shareholders decreased by $22.3 million, from $50.4 million in 2003 to $28.1 million in 2004. This decrease was the result of a gain on sale of investment in unconsolidated joint ventures of $20.4 million in 2003 and a decrease in equity in earnings of unconsolidated joint ventures of $3.8 million. These were partially offset by an increase in income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures of $1.9 million.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

	Nine Months Ended September 30,
(dollars in thousands)	2004	2003	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$381,427	$367,636	$13,791	3.8%
Escalations and recoveries from tenants	48,849	45,381	3,468	7.6
Parking and other	9,382	14,004	(4,622)	(33.0)

Total revenues	439,658	427,021	12,637	3.0

Property expenses:
Real estate taxes	51,953	47,290	4,663	9.9
Utilities	32,395	30,871	1,524	4.9
Operating services	55,711	53,005	2,706	5.1

Sub-total	140,059	131,166	8,893	6.8

General and administrative	22,664	22,220	444	2.0
Depreciation and amortization	95,665	85,203	10,462	12.3
Interest expense	82,870	86,598	(3,728)	(4.3)
Interest income	(1,039)	(836)	(203)	(24.3)
Loss on early retirement of debt, net	--	2,372	(2,372)	(100.0)

Total expenses	340,219	326,723	13,496	4.1

Income from continuing operations before minority interest
and equity in earnings of unconsolidated joint ventures	99,439	100,298	(859)	(0.9)
Minority interest in Operating Partnership	(21,600)	(22,193)	593	2.7
Equity in earnings of unconsolidated joint ventures
(net of minority interest), net	511	11,250	(10,739)	(95.5)
Gain on sale of investment in unconsolidated joint ventures
(net of minority interest)	637	20,392	(19,755)	(96.9)

Income from continuing operations	78,987	109,747	(30,760)	(28.0)
Discontinued operations (net of minority interest):
Income from discontinued operations	3,206	4,221	(1,015)	(24.0)
Realized gains (unrealized losses) on disposition of
rental property, net	(10,501)	1,165	(11,666)	(1,001.4)

Total discontinued operations, net	(7,295)	5,386	(12,681)	(235.4)

Net income	71,692	115,133	(43,441)	(37.7)
Preferred stock dividends	(1,500)	(1,172)	(328)	(28.0)

Net income available to common shareholders	$70,192	$113,961	$(43,769)	(38	.4)%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Company		Same-Store Properties			Acquired Properties		Dispositions
	Dollar Change	Percent Change	Dollar Change	Percent Change		Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$13,791	3.8%	$2,192	0.6%		$11,599	3.2%	$--	--%
Escalations and recoveries
from tenants	3,468	7.6	2,309	5.1		1,159	2.5	--	--
Parking and other	(4,622)	(33.0)	(4,819)	(34.4)		197	1.4	--	--

Total	$12,637	3.0%	$(318)	(0	.1)%	$12,955	3.1%	$--	--%

Property expenses:
Real estate taxes	$4,663	9.9%	$3,251	6.9%		$1,412	3.0%	$--	--%
Utilities	1,524	4.9	846	2.7		678	2.2	--	--
Operating services	2,706	5.1	1,656	3.1		1,050	2.0	--	--

Total	$8,893	6.8%	$5,753	4.4%		$3,140	2.4%	$--	--%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	259		249			10		--
Square feet (in thousands)	27,724		25,731			1,993		--

Base rents for the Same-Store Properties increased $2.2 million, or 0.6 percent, for 2004 as compared to 2003, due primarily to increases in occupancies at the properties in 2004 from 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $2.3 million, or 5.1 percent, for 2004 over 2003, due primarily to an increased amount of total property expenses in 2004. Parking and other income for the Same-Store Properties decreased $4.8 million, or 34.4 percent, due primarily to a decrease in lease termination fees of $3.6 million in 2004 as compared to 2003 and a construction management fee of $1.2 million in 2003.

Real estate taxes on the Same-Store Properties increased $3.3 million, or 6.9 percent, for 2004 as compared to 2003, due primarily to property tax rate increases in certain municipalities in 2004, partially offset by lower assessments on certain properties in 2004. Utilities for the Same-Store Properties increased $0.8 million, or 2.7 percent, for 2004 as compared to 2003, due primarily to increased electric rates in 2004. Operating services for the Same-Store Properties increased $1.7 million, or 3.1 percent, due primarily to increased repairs and maintenance expenses of $1.7 million and property operations salaries and related expenses of $0.9 million and in 2004 as compared to 2003, partially offset by a decrease in snow removal costs in 2004 of $1.4 million.

General and administrative increased by $0.4 million, or 2.0 percent, for 2004 as compared to 2003. This increase was due primarily to compensation costs incurred in connection with the 2004 resignation of the Company’s president of $1.3 million and an increase in other salaries and related expenses of $1.0 million in 2004, partially offset by costs for transactions not consummated of $1.7 million in 2003.

Depreciation and amortization increased by $10.5 million, or 12.3 percent, for 2004 over 2003. Of this increase, $7.0 million, or 8.2 percent, is attributable to the Same-Store Properties, and $3.5 million, or 4.1 percent, is due to the Acquired Properties.

Interest expense decreased $3.7 million, or 4.3 percent, for 2004 as compared to 2003. This decrease was due primarily to lower debt balances in 2004, as well as lower interest rates in 2004 over 2003, partially on account of lower interest rate unsecured notes issued and repayment of higher interest rate unsecured notes in 2004.

Interest income increased $0.2 million, or 24.3 percent, for 2004 as compared to 2003. This increase was due primarily to higher average cash balances in 2004.

Loss on early retirement of debt, net, amounted to $2.4 million in 2003, which was due to costs incurred with the exchange in 2003 of $25.0 million face amount of 7.18 percent senior unsecured notes due December 31, 2003 for $26.1 million face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears.

Equity in earnings of unconsolidated joint ventures (net of minority interest) decreased $10.7 million, or 95.5 percent, for 2004 as compared to 2003. The decrease was due primarily to the sale of the Company’s interest in the American Financial Exchange in late 2003 resulting in a reduction of $11.3 million in 2004 and a reduction of $1.8 million as a result of the sale in 2003 of a property in Anaheim, California, partially offset by an increase from operations of the Hyatt hotel at Harborside South Pier of $1.8 million for 2004, as compared to 2003 and an increase in 2004 from Ramland Realty due primarily to the accelerated amortization of tenant improvements of $1.0 million in 2003.

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures decreased to $99.4 million in 2004 from $100.3 million in 2003. The decrease of approximately $0.9 million is due to the factors discussed above.

Net income available to common shareholders decreased by $43.8 million, from $114.0 million in 2003 to $70.2 million in 2004. This decrease was the result of a gain on sale of investment in unconsolidated joint ventures of $20.4 million in 2003, unrealized loss on disposition of rental property of $10.5 million in 2004 related to three Texas properties held for sale at September 30, 2004, a decrease in equity in earnings of unconsolidated joint ventures of $10.7 million, a decrease in income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures of approximately $0.9 million, an increase in preferred stock dividends of $0.3 million in 2004, a realized gain on disposition of rental property of $1.2 million in 2003, and a decrease in income from discontinued operations of $1.0 million. These were partially offset by a gain on sale of investment in unconsolidated joint ventures of $0.6 million (resulting from the receipt of additional contingent purchase consideration from the Harborside North Pier sale) and a decrease in minority interest in the Operating Partnership of $0.6 million.

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

REIT Restrictions:
To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $153.4 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock and unit dividends and distributions, and scheduled debt service on the Company’s debt.

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

Unencumbered Properties:
As of September 30, 2004, the Company had 242 unencumbered properties, totaling 23.4 million square feet, representing 81.3 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $66.8 million to $11.6 million at September 30, 2004, compared to $78.4 million at December 31, 2003. This decrease was the net result of $159.1 million provided by operating activities, which was offset by: (1) $112.8 million used in investing activities (consisting primarily of $110.2 million used for additions to rental property, $18.0 million for investments in unconsolidated joint ventures, and $11.5 million for the funding of a note receivable, partially offset by $25.2 million of distributions received from unconsolidated joint ventures); and (2) approximately $113.1 million used for financing activities (consisting primarily of $300 million used for the repayment of senior unsecured notes, $285.5 million for the repayment of borrowings under the Company’s unsecured credit facility, $141.8 million for the payment of dividends and distributions, and $53.3 million for the repayment of mortgages, loans payable and other obligations, partially offset by $425.5 million from borrowings under the unsecured credit facility, $202.4 million in proceeds from the sale of senior unsecured notes, and $41.9 million in proceeds received from stock options and warrants exercised).

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

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2004:

	Balance ($000's)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt	$1,030,902	60.79%	6.80%	6.84
Fixed Rate Secured Debt and
other obligations	524,840	30.95%	6.80%	1.91
Variable Rate Unsecured Debt	140,000	8.26%	2.48%	.99

Totals/Weighted Average:	$1,695,742	100.0%	6.44%	4.83

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of September 30, 2004 are as follows:

Period	Scheduled Amortization ($000's)	Principal Maturities ($000's)	Total ($000's)	Weighted Avg. Interest Rate of Future Repayments (a)
2004	$7,373	--	$7,373	5.46%
2005	23,680	$393,249	416,929	5.47%
2006	17,663	144,642	162,305	7.10%
2007	16,913	9,364	26,277	5.70%
2008	16,509	--	16,509	4.96%
Thereafter	8,822	1,066,142	1,074,964	6.78%

Sub-total	90,960	1,613,397	1,704,357	6.44%
Adjustment for unamortized debt
discount/premium, net, as of
September 30, 2004	(8,615)	--	(8,615)	--

Totals/Weighted Average	$82,345	$1,613,397	$1,695,742	6.44%

(a)	Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of September 30, 2004 of 1.78 percent was used in calculating revolving credit facility.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.0 billion as of September 30, 2004) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
On September 27, 2002, the Company obtained an unsecured revolving credit facility with a current borrowing capacity of $600.0 million from a group of 15 lenders. As of September 30, 2004, the Company had $140.0 million of outstanding borrowings under its unsecured revolving credit facility.

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

The Company is currently in discussions to renew its unsecured revolving credit facility with an expected borrowing capacity of $600,000 for a new three-year term. The Company expects to close on the renewed facility during the fourth quarter 2004.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

In October 2004, the Company obtained a commitment to refinance its $150 million portfolio mortgage loan with Prudential Insurance Company. The refinancing is expected to close in November 2004 with a maturity date of January 2010.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of September 30, 2004, the Company had $140 million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2004. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units and preferred units (as converted) since December 31, 2003:

	Common Stock	Common Units	Preferred Units, as Converted (a)	Total
Outstanding at December 31, 2003	59,420,484	7,795,498	6,205,425	73,421,407
Stock options exercised	1,152,754	--	--	1,152,754
Stock warrants exercised	149,250	--	--	149,250
Common units redeemed for Common Stock	16,138	(16,138)	--	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	8,786	--	--	8,786
Restricted shares canceled, net of issuances	(17,284)	--	--	(17,284)

Outstanding at September 30, 2004	60,730,128	7,779,360	6,205,425	74,714,913

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock and/or warrants of the Company, under which no securities have been sold. On July 1, 2004, the Company filed post-effective amendment no. 1 to this shelf registration statement, adding depositary shares and otherwise updating the disclosures contained therein. Such post-effective amendment was declared effective by the SEC on July 12, 2004.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 (the “Original Joint Shelf”) filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $1,425,283,478 of securities have been sold. On July 1, 2004, the Company and the Operating Partnership filed a new shelf registration statement on Form S-3 (the “New Joint Shelf”) with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership. Pursuant to Rule 429 under the Securities Act of 1933, as amended (the “Securities Act”), the New Joint Shelf is a combined registration statement which constitutes post-effective amendment no. 1 to the Original Joint Shelf, and the $2.5 billion available for issuance under the New Joint Shelf includes the $574,716,522 of remaining availability under the Original Joint Shelf. The New Joint Shelf was declared effective by the SEC on July 22, 2004.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures aggregating $125.6 million is non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has severally guaranteed repayment of approximately $10,000 on a mortgage at the Harborside South Pier joint venture. The Company has also posted an $8.0 million letter of credit in support of the Harborside South Pier joint venture, $4.0 million of which is indemnified by Hyatt.

The Company’s off-balance sheet arrangements are further discussed in Note 4 – “Investments in Unconsolidated Joint Ventures” to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt, PILOT agreements, and ground lease agreements (dollars in thousands):

			Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	6 - 10 years	After 10 years
Senior unsecured notes	$1,030,902	--	--	$298,953	$731,949	--
Revolving credit facility	140,000	--	$140,000	--	--	--
Mortgages, loans payable
and other obligations	524,840	$225,500	194,601	67,239	37,500	--
Payments in lieu of taxes (PILOT)	95,103	5,093	12,467	9,021	24,973	$43,549
Ground lease payments	22,884	534	1,571	1,019	2,581	17,179

Other Commitments and Contingencies

Development Activity:
On November 25, 2003, the Company and affiliates of The Mills Corporation (“Mills”) entered into a joint venture to form Meadowlands Mills/Mack-Cali Limited Partnership (“Meadowlands Venture”) for the purpose of developing a $1.3 billion family entertainment and recreation complex with an office and hotel component to be built at the Meadowlands sports complex in East Rutherford, New Jersey (“Meadowlands Xanadu”). Meadowlands Xanadu’s approximately 4.76 million-square-foot complex is expected to feature a family entertainment destination comprising five themed zones: sports; entertainment; children’s education; fashion; and food and home, in addition to four office buildings, aggregating approximately 1.8 million square feet, and a 520-room hotel.

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease, which requires the joint venture to pay the NJSEA a $160.0 million development rights fee at the start of construction of the entertainment phase, when all permits and approvals are obtained, and the payment of fixed rent over the term. Fixed rent will be in the amount of $1,000 per year for the first 15 years, increasing to $7.5 million from the 16th to the 18th year, increasing to $8.4 million in the 19th year, increasing to $8.7 million in the 20th year, increasing to $9.0 million in the 21st year, then to $9.2 million in the 23rd to 26th year, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the venture, as described in the ground lease agreement. On October 5, 2004, the Meadowlands Venture and the NJSEA entered into the First Amendment to the Redevelopment Agreement. Pursuant to the amendment, the ground lease was also executed on October 5, 2004, but payment of the $160.0 million development rights fee was postponed until the satisfaction of certain material conditions, such as the receipt of all necessary governmental permits and approvals for the project. The payment of the development rights fee is expected to be made on or about December 20, 2004, but could be deferred until March 31, 2005. If the material conditions are not satisfied by such date, the Meadowlands Venture has the right to either terminate the transaction, or tender payment of the development rights fee, subject to: (i) the NJSEA’s obligation to refund this amount if certain events adversely impacting the project occur within 12 months thereafter, and (ii) an escrow of portions of the development rights fee for up to a 12-month period. Also pursuant to the First Amendment to the Redevelopment Agreement, the Meadowlands Venture is required to convey certain vacant land, known as the Empire Tract, to a conservancy trust in exchange for a payment of $26.8 million from the NJSEA. This payment will be made upon the NJSEA’s receipt of the $160.0 million development rights fee.

The Company and Mills own a 20 percent and 80 percent interest, respectively, in the Meadowlands Venture. These interests were subject to certain participation rights by The New York Giants, which were subsequently terminated in April 2004. The joint venture agreement requires the Company to make an equity contribution up to a maximum of $32.5 million. Pursuant to the joint venture agreement, Mills has received subordinated capital credit in the venture of approximately $118.0 million, which represents certain costs incurred by Mills in connection with the Empire Tract prior to the creation of the Meadowlands Venture. The joint venture agreement requires Mills to contribute the balance of the capital required to complete the entertainment phase, subject to certain limitations. The Company will receive a nine percent preferred return on its equity investment, only after Mills receives a nine percent preferred return on its equity investment. Residual returns, subject to participation by other parties, will be in proportion to each partner’s respective percentage interest.

Mills will develop, lease and operate the entertainment phase of the Meadowlands Xanadu project. The joint venture agreement provides the Company an option to cause the Meadowlands Venture to form component ventures for the future development of the office and hotel phases, which the Company will develop, lease and operate. The Company will own an 80 percent interest and Mills will own a 20 percent interest in such component ventures. The agreement provides for the first office or hotel component ventures to be formed no later than four years after the grand opening of the entertainment phase, and requires that all component ventures for the office and hotel phases be formed no later than 10 years from such date, but does not require that any or all components be developed. However, under the Meadowlands Venture agreement, Mills has the ability to accelerate such formation schedule, subject to certain conditions. Should the Company fail to meet the time schedule described above for the formation of the component ventures, the Company will forfeit its rights to cause the Meadowlands Venture to form additional component ventures. If this occurs, Mills will have the ability to develop the additional phases, subject to the Company’s right to participate, or to cause the Meadowlands Venture to sell such components to a third party, subject to a sales price limitation of 95 percent of the value that would have been the amount necessary to form such component ventures.

Legal Proceedings:
On February 12, 2003, the New Jersey Sports and Exposition Authority (“NJSEA”) selected The Mills Corporation (“Mills”) and the Company to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. Hartz Mountain Industries, Inc. (“Hartz”) has challenged the NJSEA’s selection. The NJSEA denied its protest. Westfield America, Inc. (“Westfield”) also protested the NJSEA’s selection of Mills and the Company. Westfield’s protest was also denied by the NJSEA. Hartz and Westfield have appealed the denial of their protest. Hartz and Westfield also have appealed the NJSEA’s execution of the Final Redevelopment Agreement for the Arena Site. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato (collectively, the “Braha Group,”) have also filed lawsuits challenging the NJSEA award to Mills and the Company. On May 14, 2004, the Superior Court of New Jersey, Appellate Division, which has jurisdiction of all of the cases, issued an order deciding certain of the issues presented by the cases. The Appellate Division determined that the NJSEA had the statutory authority to develop the Arena Site for mixed uses, including retail, that the NJSEA, in selecting Mills and the Company, did not have to utilize a traditional low bid procurement process, and that the NJSEA complied with the Open Public Meetings Act (“OPMA”) in considering and making its selection. The Appellate Division remanded Hartz’s claims for relief under the Open Public Records Act (“OPRA”). Hartz thereafter petitioned the Supreme Court of New Jersey for certification of the Appellate Division’s decision. That petition remains pending undecided.

In August 2004, the Superior Court of New Jersey issued a decision on remand on the OPRA issues. The Court ordered the NJSEA to release certain documents to Hartz, but permitted the NJSEA to withhold other documents. Hartz has appealed that decision to the Appellate Division. The Court is scheduled to hear oral argument on Hartz’s appeal on November 10, 2004. The Appellate Division has stayed on further hearing before the NJSEA on Hartz’s bid protest until the appeal is decided.

In addition to Hartz’s petition for certification pending in the Supreme Court of New Jersey, there are nine pending cases in the Appellate Division which challenge the NJSEA’s selection of the redevelopment proposal by the Meadowlands Venture and the result of the consultative process between the New Jersey Department of Environment Protection (“NJDEP”) and the New Jersey Meadowlands Commission (“NJMC”), on the one hand, and the NJSEA, on the other, conducted pursuant to the requirements of the applicable NJSEA statute. Four of these appeals were filed by Hartz and two each by Westfield and the Braha Group. The ninth case was filed by the Environmental Law Clinic at Columbia Law School on behalf of the Sierra Club, Environmental Defense, New Jersey Public Interest Research Group and New Jersey Environmental Federal.

On September 30, 2004, the Borough of Carlstadt, New Jersey filed a complaint in the Superior Court of New Jersey against the NJSEA and the Meadowlands Venture asserting that: (i) the retail elements of Meadowlands Xanadu are not authorized by statute; (ii) the retail elements of Meadowlands Xanadu are not tax exempt under NJSEA’s enabling act; and (iii) the PILOT program for Meadowlands Xanadu is arbitrary and capricious. The Meadowlands Venture, along with the NJSEA, has moved to transfer this matter to the Appellate Division. The motion is scheduled to be heard on November 5, 2004.

The Company believes that its proposal fully complies with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition taken as a whole.

On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint named as defendants Mack-Cali Realty, L.P., the chief executive officer of the Company, and certain alleged affiliates of the Company (the “Mack-Cali Defendants”). Also named as defendants were seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs asserted, among other things, that the Mack-Cali Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs were seeking an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs were seeking to avoid all payments and other transfers made to the Mack-Cali Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Bankruptcy Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court. In the second quarter of 2004, the parties reached an agreement to settle the action which was approved by the court on October 1, 2004. In the second quarter, the Company paid approximately $175,000 in such settlement, which is included in general and administrative expense for the nine months ended September 30, 2004.

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

Approximately $1.6 billion of the Company’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of September 30, 2004 was LIBOR plus 70 basis points.

September 30, 2004	Maturity Date
Debt including current portion	10/1/04 - 12/31/04	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed Rate	$6,068	$275,695	$161,266	$25,238	$15,470	$1,072,005	$1,555,742	$1,669,014
Average Interest Rate	5.46%	6.99%	7.10%	5.70%	4.96%	6.70%	6.80%

Variable Rate		$140,000					$140,000	$140,000

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

MACK-CALI REALTY CORPORATION

Part II – Other Information

Item 1.   Legal Proceedings

On February 12, 2003, the New Jersey Sports and Exposition Authority (“NJSEA”) selected The Mills Corporation (“Mills”) and the Company to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. Hartz Mountain Industries, Inc. (“Hartz”) has challenged the NJSEA’s selection. The NJSEA denied its protest. Westfield America, Inc. (“Westfield”) also protested the NJSEA’s selection of Mills and the Company. Westfield’s protest was also denied by the NJSEA. Hartz and Westfield have appealed the denial of their protest. Hartz and Westfield also have appealed the NJSEA’s execution of the Final Redevelopment Agreement for the Arena Site. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato (collectively, the “Braha Group,”) have also filed lawsuits challenging the NJSEA award to Mills and the Company. On May 14, 2004, the Superior Court of New Jersey, Appellate Division, which has jurisdiction of all of the cases, issued an order deciding certain of the issues presented by the cases. The Appellate Division determined that the NJSEA had the statutory authority to develop the Arena Site for mixed uses, including retail, that the NJSEA, in selecting Mills and the Company, did not have to utilize a traditional low bid procurement process, and that the NJSEA complied with the Open Public Meetings Act (“OPMA”) in considering and making its selection. The Appellate Division remanded Hartz’s claims for relief under the Open Public Records Act (“OPRA”). Hartz thereafter petitioned the Supreme Court of New Jersey for certification of the Appellate Division’s decision. That petition remains pending undecided.

In August 2004, the Superior Court of New Jersey issued a decision on remand on the OPRA issues. The Court ordered the NJSEA to release certain documents to Hartz, but permitted the NJSEA to withhold other documents. Hartz has appealed that decision to the Appellate Division. The Court is scheduled to hear oral argument on Hartz’s appeal on November 10, 2004. The Appellate Division has stayed on further hearing before the NJSEA on Hartz’s bid protest until the appeal is decided.

In addition to Hartz’s petition for certification pending in the Supreme Court of New Jersey, there are nine pending cases in the Appellate Division which challenge the NJSEA’s selection of the redevelopment proposal by the Meadowlands Venture and the result of the consultative process between the New Jersey Department of Environment Protection (“NJDEP”) and the New Jersey Meadowlands Commission (“NJMC”), on the one hand, and the NJSEA, on the other, conducted pursuant to the requirements of the applicable NJSEA statute. Four of these appeals were filed by Hartz and two each by Westfield and the Braha Group. The ninth case was filed by the Environmental Law Clinic at Columbia Law School on behalf of the Sierra Club, Environmental Defense, New Jersey Public Interest Research Group and New Jersey Environmental Federal.

On September 30, 2004, the Borough of Carlstadt, New Jersey filed a complaint in the Superior Court of New Jersey against the NJSEA and the Meadowlands Venture asserting that: (i) the retail elements of Meadowlands Xanadu are not authorized by statute; (ii) the retail elements of Meadowlands Xanadu are not tax exempt under NJSEA’s enabling act; and (iii) the PILOT program for Meadowlands Xanadu is arbitrary and capricious. The Meadowlands Venture, along with the NJSEA, has moved to transfer this matter to the Appellate Division. The motion is scheduled to be heard on November 5, 2004.

The Company believes that its proposal fully complies with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial condition taken as a whole.

On May 8, 2003, an adversary proceeding arising out of the bankruptcy of Broadband Office, Inc. (“BBO”) was commenced by BBO and the Official Committee of Unsecured Creditors of BBO (“Plaintiffs”) in the United States Bankruptcy Court for the District of Delaware. On August 25, 2003, the Plaintiffs filed an Amended Complaint. As amended, the Complaint named as defendants Mack-Cali Realty, L.P., the chief executive officer of the Company, and certain alleged affiliates of the Company (the “Mack-Cali Defendants”). Also named as defendants were seven other real estate investment trusts or partnerships (“REITs”) that invested in BBO and the eight individuals designated by the REITs to serve on the Board of Directors of BBO. Plaintiffs asserted, among other things, that the Mack-Cali Defendants breached fiduciary duties to BBO, its minority shareholders (other than the REITs) and its creditors by approving a spin-off of BBO’s assets to a newly created entity, and approving the sale of BBO’s remaining assets to Yipes, Inc., both for allegedly inadequate consideration. Plaintiffs were seeking an unspecified amount of compensatory and punitive damages in connection with their fiduciary duty claims. In addition, Plaintiffs were seeking to avoid all payments and other transfers made to the Mack-Cali Defendants within one year of BBO’s bankruptcy filing under various provisions of the Bankruptcy Code, and to obtain “turnover” of certain property under Section 542(b) of the Bankruptcy Code. On July 8, 2003, the district court withdrew the reference of this proceeding to the bankruptcy court. In the second quarter of 2004, the parties reached an agreement to settle the action which was approved by the court on October 1, 2004. In the second quarter, the Company paid approximately $175,000 in such settlement, which is included in general and administrative expense for the nine months ended September 30, 2004.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of the Properties is subject.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)            COMMON UNITS

During the three months ended September 30, 2004, the Company issued 9,388 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.

(b)            Not Applicable.

(c)            None.

Item 3.   Defaults Upon Senior Securities

                Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

                None.

Item 5.   Other Information

(a)            None.

(b)            None.

Item 6.   Exhibits

                The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2004	Mack-Cali Realty Corporation (Registrant) By: /s/ Mitchell E. Hersh —————————————— Mitchell E. Hersh President and Chief Executive Officer

Date: November 3, 2004	By: /s/ Barry Lefkowitz —————————————— Barry Lefkowitz Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number 3.1	Exhibit Title Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Company's Form 10-Q dated June 30, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company's Form 8-K dated June 10, 1999 and incorporated herein by reference).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Company's Form 10-Q dated March 31, 2003 and incorporated herein by reference).

3.4	Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.5	Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Company's and the Operating Partnership's Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

3.6	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Company's Form 8-K dated July 6, 1999 and incorporated herein by reference).

3.7	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated September 30, 2003 (filed as Exhibit 3.7 to the Company's Form 10-Q dated September 30, 2003 and incorporated herein by reference).

3.8	Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.9	Articles Supplementary for the 8% Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).

3.10	Certificate of Designation for the 8% Series C Cumulative Redeemable Perpetual Preferred Operating Partnership Units dated March 14, 2003 (filed as Exhibit 3.2 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.1	Amended and Restated Shareholder Rights Agreement, dated as of March 7, 2000, between Mack-Cali Realty Corporation and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company's Form 8-K dated March 7, 2000 and incorporated herein by reference).

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

10.50	Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company's Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.51	Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company's Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.52	imited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and Letween Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment b.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Lxhibit 10.1 to the Company's Form 8-K dated December 3, 2003 and incorporated herein by Eeference). r

10.53	Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Company's Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.54*	First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004.

10.55*	Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004.

10.56	Agreement of Sale and Purchase [30 Knightsbridge Road, Piscataway, New Jersey] by and between Mack-Cali Realty Corporation and AT&T Corp. dated as of April 2, 2004 (filed as Exhibit 10.1 to the Company's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.57	First Amendment to Agreement of Sale and Purchase [30 Knightsbridge Road, Piscataway, New Jersey] by and between Knightsbridge Realty L.L.C. and AT&T Corp. dated as of June 1, 2004 (filed as Exhibit 10.2 to the Company's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.58	Agreement of Sale and Purchase [Kemble Plaza II - 412 Mt. Kemble Avenue, Morris Township, NJ] by and between Mack-Cali Realty Corporation and AT&T Corp. dated as of April 2, 2004 (filed as Exhibit 10.3 to the Company's Form 8-K dated June 1, 2004 and incorporated herein by reference).

Exhibit Number 10.59
Exhibit Title

First Amendment to Agreement of Sale and Purchase [Kemble Plaza II - 412 Mt. Kemble Avenue, Morris Township, NJ] by and between Kemble Plaza II Realty L.L.C. and AT&T Corp. dated as of June 1, 2004 (filed as Exhibit 10.4 to the Company's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.60	Master Assignment and Assumption Agreement by and between AT&T Corp. and Mack-Cali Realty Corporation dated as of April 2, 2004 (filed as Exhibit 10.5 to the Company's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.61	First Amendment to Master Assignment and Assumption Agreement by and between AT&T Corp. and Mack-Cali Realty Corporation dated as of June 1, 2004 (filed as Exhibit 10.6 to the Company's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.62	Nominee Agreement between Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. dated as of April 2, 2004 (filed as Exhibit 10.7 to the Company's Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.63*	Agreement of Sale and Purchase by and among Kemble-Morris L.L.C. and Pergola Holding, Inc. dated August 5, 2004.

10.64*	Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated August 10, 2004.

10.65*	Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 12, 2004.

10.66*	Second Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 18, 2004.

10.67*	Third Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 20, 2004.

10.68*	Fourth Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 21, 2004.

10.69*	Fifth Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 25, 2004.

10.70*	Sixth Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 27, 2004.

Exhibit Number 10.71*
Exhibit Title

Seventh Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 28, 2004.

10.72*	Commitment letter from Mack-Cali Property Trust to Centennial Acquisition Company and Waramaug Acquisition Corp. dated October 28, 2004.

31.1*	Certification of the Company's President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Company's President and Chief Executive Officer, Mitchell E. Hersh, and the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith