Form 10-K
period 2004-12-31
MACK CALI REALTY CORP
filed 2005-03-03
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13274

MACK-CALI REALTY CORPORATION

(Exact Name of Registrant as specified in its charter)

Maryland	22-3305147
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

11 Commerce Drive, Cranford, New Jersey	07016-3599
(Address of principal executive offices)	(Zip code)

(908) 272-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)

Common Stock, $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights	Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No ___

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,485,383,560. As of February 25, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,693,077,730. The aggregate market values were computed with references to the closing prices on the New York Stock Exchange on such dates. These calculations do not reflect a determination that persons are affiliates for any other purpose.

As of February 25, 2005, 61,443,927 shares of common stock, $0.01 par value, of the Company (“Common Stock”) were outstanding.

LOCATION OF EXHIBIT INDEX: The index of exhibits is contained herein on page number 126.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for the fiscal year ended December 31, 2004 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 23, 2005 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the Registrant’s fiscal year ended December 31, 2004.

FORM 10-K

PART II

PART III

Item 10	Directors and Executive Officers of the Registrant	63
Item 11	Executive Compensation	64
Item 12	Security Ownership of Certain Beneficial Owners and Management	64
Item 13	Certain Relationships and Related Transactions	64
Item 14	Principal Accounting Fees and Services	64

PART IV

Item 15	Exhibits, Financial Statement Schedules	64

SIGNATURES	124

EXHIBIT INDEX	126

PART I

ITEM 1.	BUSINESS

GENERAL

Mack-Cali Realty Corporation, a Maryland corporation (together with its subsidiaries, the “Company”), is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) that owns and operates a real estate portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast. The Company performs substantially all commercial real estate leasing, management, acquisition, development and construction services on an in-house basis. Mack-Cali Realty Corporation was incorporated on May 24, 1994. The Company’s executive offices are located at 11 Commerce Drive, Cranford, New Jersey 07016-3599, and its telephone number is (908) 272-8000. The Company has an internet website at www.mack-cali.com.

As of December 31, 2004, the Company owned or had interests in 273 properties, aggregating approximately 29.6 million square feet, plus developable land (collectively, the “Properties”). The Properties are comprised of: (a) 268 wholly-owned or Company-controlled properties consisting of 162 office buildings and 96 office/flex buildings aggregating approximately 28.3 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties totaling approximately 17,300 square feet, and two land leases (collectively, the “Consolidated Properties”); and (b) three office buildings and one office/flex building aggregating approximately 836,000 square feet, and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2004, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 91.2 percent leased to approximately 2,100 tenants. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date. Excluded from percentage leased at December 31, 2004 was a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005. Leases that expire as of the period end date aggregate 439,697 square feet, or 1.5 percent of the net rentable square footage. The Properties are located in nine states, primarily in the Northeast, and the District of Columbia. See Item 2: Properties.

The Company’s strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator. The Company will continue this strategy by expanding through acquisitions and/or development in Northeast markets where it has, or can achieve, similar status. The Company believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Company believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. The Company also believes that its extensive market knowledge provides it with a significant competitive advantage, which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See “Business Strategies.”

As of December 31, 2004, executive officers and directors of the Company and their affiliates owned approximately 9.4 percent of the Company’s outstanding shares of Common Stock (including Units redeemable or convertible into shares of Common Stock). As used herein, the term “Units” refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership (“Operating Partnership”) through which the Company conducts its real estate activities. The Company’s executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 18 years.

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

Communication with tenants: The Company emphasizes frequent communication with tenants to ensure first-class service to the Properties. Property managers generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained. Property management’s primary responsibility is to ensure that buildings are operated at peak efficiency in order to meet both the Company’s and tenants’ needs and expectations. Property managers additionally budget and oversee capital improvements and building system upgrades to enhance the Properties’ competitive advantages in their markets and to maintain the quality of the Company’s properties.

Additionally, the Company’s in-house leasing representatives develop and maintain long-term relationships with the Company’s diverse tenant base and coordinate leasing, expansion, relocation and build-to-suit opportunities within the Company’s portfolio. This approach allows the Company to offer office space in the appropriate size and location to current or prospective tenants in any of its sub-markets.

Growth

The Company plans to continue to own and operate a portfolio of properties in high-barrier-to-entry markets, with a primary focus in the Northeast. The Company’s primary objectives are to maximize operating cash flow and to enhance the value of its portfolio through effective management, acquisition, development and property sales strategies, as follows:

Internal Growth: The Company seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation cost within the markets that it operates. The Company continues to pursue internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including IBM Corporation, Morgan Stanley and Allstate Insurance Company. In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

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

Property Sales: While management’s principal intention is to own and operate its properties on a long-term basis, it periodically assesses the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located. Based on these ongoing assessments, the Company may, from time to time, decide to sell any of its properties.

Financial

The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less. As of December 31, 2004, the Company’s total debt constituted approximately 37.9 percent of total undepreciated assets of the Company. The Company has three investment grade credit ratings. Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”) have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to existing and prospective preferred stock offerings of the Company. Moody’s Investors Service (“Moody’s”) has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Company. Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur or a requirement for the maintenance of investment grade credit ratings, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances. The Company intends to conduct its operations so as to best be able to maintain its investment grade rated status. The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, short-term and long-term borrowings (including draws on the Company’s revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2004, the Company had approximately 331 full-time employees.

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

Under various laws and regulations relating to the protection of the environment, an owner of real estate may be held liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner was responsible for, or even knew of, the presence of such substances. The presence of such substances may adversely affect the owner’s ability to rent or sell the property or to borrow using such property as collateral and may expose it to liability resulting from any release of, or exposure to, such substances. Persons who arrange for the disposal or treatment of hazardous or toxic substances at another location may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for the release of asbestos-containing materials into the air, and third parties may also seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances.

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

There can be no assurance that (i) future laws, ordinances or regulations will not impose any material environmental liability, (ii) the current environmental condition of the Properties will not be affected by tenants, by the condition of land or operations in the vicinity of the Properties (such as the presence of underground storage tanks), or by third parties unrelated to the Company, or (iii) the Company’s assessments reveal all environmental liabilities and that there are no material environmental liabilities of which the Company is aware. If compliance with the various laws and regulations, now existing or hereafter adopted, exceeds the Company’s budgets for such items, the Company’s ability to make expected distributions to stockholders could be adversely affected.

There are no other laws or regulations which have a material effect on the Company’s operations, other than typical federal, state and local laws affecting the development and operation of real property, such as zoning laws.

INDUSTRY SEGMENTS

The Company operates in only one industry segment – real estate. The Company does not have any foreign operations and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segment.

RECENT DEVELOPMENTS

As a result of the economic climate since 2001, substantially all of the real estate markets the Company operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Company’s core markets over the period. Through February 28, 2005, the Company’s core markets continued to be weak. The percentage leased in the Company’s consolidated portfolio of stabilized operating properties decreased to 91.2 percent at December 31, 2004 as compared to 91.5 percent at December 31, 2003 and 92.3 percent at December 31, 2002. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Company’s space that was re-leased (based on first rents payable) during the year ended December 31, 2004 decreased an average of 8.7 percent compared to rates that were in effect under expiring leases, as compared to a 7.8 percent decrease in 2003 and a 3.0 percent increase in 2002. The Company believes that vacancy rates may continue to increase in most of its markets in 2005. As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

In 2004, the Company:

•	acquired 15 office properties, aggregating 2,728,038 square feet, and two land parcels at a total cost of approximately $285.8 million and;
•	sold three office properties, aggregating 941,330 square feet, for aggregate net sales proceeds of approximately $110.1 million.

Additionally, in 2004, the Company, through unconsolidated joint ventures, sold one office property and one retail property, which aggregate 465,124 square feet, for aggregate net sales proceeds of approximately $143.0 million. See Note 4 to the Financial Statements for further information regarding joint venture activity.

On February 3, 2005, the Company signed agreements to sell its office building located at 600 Community Drive in Manhasset, New York and its office building located at 111 East Shore Road in North Hempstead, New York, which aggregate 292,849 square feet, for a total sales price of $72.5 million. The two agreements are with buyers affiliated with each other and represent a single indivisible transaction. The sale, which is expected to close in the second quarter of 2005, is subject to a right of first refusal in favor of the sole tenant of the Manhasset building, pursuant to terms of its lease agreement with the Company.

On February 4, 2005, the Company sold its 318,224 square foot office property located at 210 South 16th Street in Omaha, Nebraska for a sales price of approximately $8.7 million.

On February 11, 2005, the Company sold its remaining, wholly-owned Texas property, 1122 North Alma Road, a 82,576 square foot office building in Richardson, for a sales price of approximately $2.1 million.

On February 15, 2005, the Company sold its 75,668 square foot office property located at 3 Skyline Drive in Hawthorne, New York for a sales price of approximately $9.6 million.

On March 2, 2005, the Company acquired a 1.2 million square-foot, 42-story high-rise office building located at 101 Hudson Street in Jersey City, New Jersey for a purchase price of approximately $329 million.

Property Acquisitions

The Company acquired the following office properties during the year ended December 31, 2004:

					Investment by
Acquisition			# of	Rentable	Company (a)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)

04/14/04	5 Wood Hollow Road (b)	Parsippany, Morris County, NJ	1	317,040	$ 34,187
05/12/04	210 South 16th Street (c)	Omaha, Douglas County, NE	1	318,224	8,507
06/01/04	30 Knightsbridge Road (d)	Piscataway, Middlesex County, NJ	4	680,350	49,205
06/01/04	412 Mt. Kemble Avenue (d)	Morris Township, Morris County, NJ	1	475,100	39,743
10/21/04	232 Strawbridge Road (b)	Moorestown, Burlington County, NJ	1	74,258	8,761
11/23/04	One River Center (e)	Middletown, Monmouth County, NJ	3	457,472	69,015
12/20/04	4, 5 & 6 Century Drive (b)	Parsippany, Morris County, NJ	3	279,811	30,860
12/30/04	150 Monument Road (b)	Bala Cynwyd, Montgomery County, PA	1	125,783	18,904

Total Property Acquisitions:			15	2,728,038	$259,182

(a) Amounts are as of December 31, 2004.
(b) Transaction was funded primarily through borrowing on the Company’s revolving credit facility.

(c)    Property was acquired through Company’s receipt of a deed in lieu of foreclosure in satisfaction of the Company’s mortgage note receivable, which was collateralized by the acquired property. The property was subsequently sold on February 4, 2005.

(d) Properties were acquired from AT&T Corporation (“AT&T”), a tenant of the Company, for cash and assumed obligations.

(e)    The Company acquired a 62.5 percent interest in the property through the Company’s conversion of its note receivable with a balance of $13.0 million into a controlling equity interest. The property is subject to a $45.5 million mortgage.

Land Acquisitions

On May 14, 2004, the Company acquired approximately five acres of land in Plymouth Meeting, Pennsylvania. Previously, the Company leased this land parcel, upon which the Company owns a 167,748 square foot office building. The land was acquired for approximately $6.1 million.

On June 25, 2004, the Company acquired approximately 59.9 acres of developable land located in West Windsor, New Jersey for approximately $20.6 million.

Property Sales

The Company sold the following properties during the year ended December 31, 2004:

					Net Sales	Net Book	Realized
Sale			# of	Rentable	Proceeds	Value	Gain/(Loss)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)	(in thousands)	(in thousands)

Office:
10/05/04	340 Mt. Kemble Avenue	Morris Township, Morris County, NJ	1	387,000	$ 75,017	$ 62,787	$12,230
11/23/04	Texas Portfolio (a)	Dallas and San Antonio, TX	2	554,330	35,124	36,224	(1,100)

Total Office Property Sales:			3	941,330	$110,141	$99,011	$11,130

(a) On November 23, 2004, the Company sold 3030 LBJ Freeway, Dallas, Dallas County and 84 N.E. Loop 410, San Antonio, Bexar County in a single transaction with one buyer.

FINANCING ACTIVITY

Senior Unsecured Notes Transactions

On February 9, 2004, the Company issued $100 million face amount of 5.125 percent senior unsecured notes due February 15, 2014, with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $98.5 million was held until March 15, 2004, when the Company used the net proceeds from the sale, together with borrowings under its unsecured revolving credit facility and available cash, to repay the $300 million, 7.00 percent notes due on that date.

On March 22, 2004, the Company issued $100.0 million face amount of 5.125 percent senior unsecured notes due February 15, 2014 with interest payable semi-annually in arrears. The total proceeds from the issuance (including premium and net of selling commissions) of approximately $103.1 million was used primarily to reduce outstanding borrowings under the unsecured facility.

On January 25, 2005, the Company issued $150.0 million face amount of 5.125 percent senior unsecured notes due January 15, 2015 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148.1 million was used primarily to reduce outstanding borrowings under the unsecured facility.

Revolving Credit Facility

On November 23, 2004, the Company refinanced its unsecured revolving credit facility with a group of 27 lender banks. The $600 million unsecured facility, which is expandable to $800 million, carries an interest rate equal to LIBOR plus 65 basis points, representing a reduction of five basis points from the previous facility. The credit facility, which also carries a facility fee of 20 basis points, has a three-year term with a one-year extension option. The interest rate and facility fee are subject to adjustment, on a sliding scale, based upon the Operating Partnership’s unsecured debt ratings.

Mortgage Refinancing

On November 12, 2004, the Company refinanced its $150 million, 7.10 percent portfolio mortgage loan with Prudential Insurance Company, which was scheduled to mature on May 15, 2005. The refinanced mortgage loan is secured by seven properties located in Bergen County, New Jersey. The mortgage loan, with a balance of $150 million at December 31, 2004, is interest only, carries an effective interest rate of 4.84 percent and matures on January 15, 2010.

RISK FACTORS

Our results from operations and ability to make distributions on our equity and debt service on our indebtedness may be affected by the risk factors set forth below. All investors should consider the following risk factors before deciding to purchase securities of the Company. The Company refers to itself as “we” or “our” in the following risk factors.

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

General: Our business and our ability to make distributions or payments to our investors depend on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditure requirements). Events or conditions that are beyond our control may adversely affect our operations and the value of our properties. Such events or conditions could include:

  changes in the general economic climate;
  changes in local conditions such as an oversupply of office space, a reduction in demand for office space, or reductions in office market rental rates;
  decreased attractiveness of our properties to tenants;
  competition from other office and office/flex properties;
  our inability to provide adequate maintenance;
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
  changes in interest rate levels and the availability of financing;
  the inability of a significant number of tenants to pay rent;
  our inability to rent office space on favorable terms; and
  civil unrest, earthquakes and other natural disasters or acts of God that may result in uninsured losses.

Financially distressed tenants may be unable to pay rent: If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments. If a tenant files for bankruptcy, a potential court judgment rejecting and terminating such tenant’s lease could adversely affect our ability to make distributions or payments to our investors.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended, and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom we issued limited partnership units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual’s tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the tax consequences of the recognition of such built-in-gains. As of December 31, 2004, 72 of our properties, with an aggregate net book value of approximately $1.2 billion, were subject to these restrictions, which expire periodically through 2008. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

Americans with Disabilities Act compliance could be costly: Under the Americans with Disabilities Act of 1990 (“ADA”), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us. Such costs may adversely affect our ability to make distributions or payments to our investors.

Environmental problems are possible and may be costly: Various federal, state and local laws and regulations subject property owners or operators to liability for the costs of removal or remediation of certain hazardous or toxic substances located on or in the property. These laws often impose liability without regard to whether the owner or operator was responsible for or even knew of the presence of such substances. The presence of or failure to properly remediate hazardous or toxic substances (such as toxic mold) may adversely affect our ability to rent, sell or borrow against contaminated property and may impose liability upon us for personal injury to persons exposed to such substances. Various laws and regulations also impose liability on persons who arrange for the disposal or treatment of hazardous or toxic substances at another location for the costs of removal or remediation of such substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for such disposal ever owned or operated the disposal facility. Certain other environmental laws and regulations impose liability on owners or operators of property for injuries relating to the release of asbestos-containing or other materials into the air, water or otherwise into the environment. As owners and operators of property and as potential arrangers for hazardous substance disposal, we may be liable under such laws and regulations for removal or remediation costs, governmental penalties, property damage, personal injuries and related expenses. Payment of such costs and expenses could adversely affect our ability to make distributions or payments to our investors.

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

  reducing the number of suitable investment opportunities offered to us;
  increasing the bargaining power of property owners;
  interfering with our ability to attract and retain tenants;
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

  financing for development projects may not be available on favorable terms;
  long-term financing may not be available upon completion of construction; and
  failure to complete construction on schedule or within budget may increase debt service expense and construction costs.

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

As of December 31, 2004, we had total outstanding indebtedness of $1.7 billion comprised of $1.0 billion of senior unsecured notes, outstanding borrowings of $107.0 million under our $600.0 million revolving credit facility and approximately $564.2 million of mortgage loans payable and other obligations indebtedness. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities: The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases outside of stipulated guidelines or to materially modify existing leases. In addition, our credit facility contains customary requirements, including restrictions and other limitations on our ability to incur debt, debt to assets ratios, secured debt to total assets ratios, interest coverage ratios and minimum ratios of unencumbered assets to unsecured debt. The indentures under which our senior unsecured debt have been issued contain financial and operating covenants including coverage ratios and limitations on our ability to incur secured and unsecured debt. These covenants limit our flexibility in conducting our operations and create a risk of default on our indebtedness if we cannot continue to satisfy them.

Rising interest rates may adversely affect our cash flow: As of December 31, 2004, outstanding borrowings of approximately $107.0 million under our revolving credit facility bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

Our degree of leverage could adversely affect our cash flow: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facility), as well as from proceeds from property sales and undistributed cash. We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing. Our Board of Directors has a general policy of limiting the ratio of our indebtedness to total undepreciated assets (total debt as a percentage of total undepreciated assets) to 50 percent or less, although there is no limit in Mack-Cali Realty, L.P.’s or our organizational documents on the amount of indebtedness that we may incur. However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness. The Board of Directors could alter or eliminate its current policy on borrowing at any time at its discretion. If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and/or could cause an increased risk of default on our obligations.

We are dependent on external sources of capital for future growth: To qualify as a real estate investment trust, we must distribute to our shareholders each year at least 90 percent of our net taxable income, excluding any net capital gain. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs, including for acquisitions and developments, from income from operations. Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of our shareholders’ interests, and additional debt financing may substantially increase our leverage.

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

We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We have entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas, and a continuous one-year employment term with Michael A. Grossman. We do not have key man life insurance for our executive officers.

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

Removal of Directors: Under our charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors. Neither the Maryland General Corporation Law nor our charter define the term “cause.” As a result, removal for “cause” is subject to Maryland common law and to judicial interpretation and review in the context of the facts and circumstances of any particular situation.

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

Duties of Directors with Respect to Unsolicited Takeovers: Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect of the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition. Moreover, under Maryland law the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

Ownership Limit: In order to preserve our status as a real estate investment trust under the Code, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8 percent of our outstanding capital stock unless our Board of Directors waives or modifies this ownership limit.

Maryland Business Combination Act: The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers, dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. Our board of directors has exempted from this statute business combinations between the Company and certain affiliated individuals and entities. However, unless our board adopts other exemptions, the provisions of the Maryland Business Combination Act will be applicable to business combinations with other persons.

Maryland Control Share Acquisition Act: Maryland law provides that “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes eligible to cast on the matter under the Maryland Control Share Acquisition Act. “Control Shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions.

If voting rights of control shares acquired in a control share acquisition are not approved at a stockholder’s meeting, then subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a stockholder’s meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other stockholders may exercise appraisal rights. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any acquisitions of shares by certain affiliated individuals and entities, any directors, officers or employees of the Company and any person approved by the board of directors prior to the acquisition by such person of control shares. Any control shares acquired in a control share acquisition which are not exempt under the foregoing provisions of our bylaws will be subject to the Maryland Control Share Acquisition Act.

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

In addition, the consent of the holders of at least 85 percent of Mack-Cali Realty, L.P.‘s partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which Mack-Cali Realty, L.P. is not the surviving entity; (ii) to dissolve, liquidate or wind up Mack-Cali Realty, L.P.; or (iii) to convey or otherwise transfer all or substantially all of Mack-Cali Realty, L.P.‘s assets. As of February 25, 2005, as general partner, we own approximately 81.6 percent of Mack-Cali Realty, L.P.‘s outstanding partnership units (assuming conversion of all preferred limited partnership units).

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

  we will not be allowed a deduction for dividends paid to shareholders;
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

Risk of changes in the tax law applicable to real estate investment trusts: Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our and Mack-Cali Realty, L.P.‘s tax treatment and, therefore, may adversely affect taxation of us, Mack-Cali Realty, L.P., and/or our investors.

AVAILABLE INFORMATION

The Company’s internet website is www.mack-cali.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Company’s internet website includes other items related to corporate governance matters, including, among other things, the Company’s corporate governance guidelines, charters of various committees of the Board of Directors, and the Company’s code of business conduct and ethics applicable to all employees, officers and directors. Copies of these documents may be obtained, free of charge, from our internet website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Mack-Cali Investor Relations Department, 11 Commerce Drive, Cranford, NJ 07016-3501.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this information, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act. Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

        Among the factors about which we have made assumptions are:

  changes in the general economic climate; conditions, including those affecting industries in which our principal tenants compete;
  any failure of the general economy to recover from the current economic downturn;
  the extent of any tenant bankruptcies or of any early lease terminations;
  our ability to lease or re-lease space at current or anticipated rents;
  changes in the supply of and demand for office, office/flex and industrial/warehouse properties;
  changes in interest rate levels;

  changes in operating costs;
  our ability to obtain adequate insurance, including coverage for terrorist acts;
  the availability of financing;
  changes in governmental regulation, tax rates and similar matters; and
  other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated.

For further information on factors which could impact us and the statements contained herein, see Item 1: Business – Risk Factors. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

ITEM 2.	PROPERTIES

PROPERTY LIST

As of December 31, 2004, the Company’s Consolidated Properties consisted of 268 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and two land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 28.7 million square feet, with the individual properties ranging from 6,216 to 977,225 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites, atriums and covered parking in addition to quality design and construction. The Company’s tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

NEW JERSEY

Atlantic County
Egg Harbor
100 Decadon Drive	1987	40,422	100.0	951	857	0.19	23.53	21.20
200 Decadon Drive	1991	39,922	100.0	923	863	0.18	23.12	21.62

Bergen County
Fair Lawn
17-17 Route 208 North	1987	143,000	100.0	3,418	2,908	0.67	23.90	20.34
Fort Lee
One Bridge Plaza	1981	200,000	93.6	4,624	4,210	0.90	24.70	22.49
2115 Linwood Avenue	1981	68,000	85.7	1,204	842	0.24	20.66	14.45
Little Ferry
200 Riser Road	1974	286,628	88.6	1,616	1,544	0.32	6.36	6.08
Montvale
95 Chestnut Ridge Road	1975	47,700	100.0	796	729	0.16	16.69	15.28
135 Chestnut Ridge Road	1981	66,150	99.7	1,558	1,259	0.30	23.62	19.09
Paramus
15 East Midland Avenue	1988	259,823	100.0	6,715	6,715	1.31	25.84	25.84
461 From Road	1988	253,554	99.7	6,065	6,043	1.19	23.99	23.90
650 From Road	1978	348,510	98.9	8,142	7,349	1.59	23.62	21.32
140 East Ridgewood Avenue	1981	239,680	100.0	4,729	4,314	0.92	19.73	18.00
61 South Paramus Avenue	1985	269,191	97.8	6,585	5,934	1.29	25.01	22.54
Rochelle Park
120 Passaic Street	1972	52,000	99.6	1,397	1,317	0.27	26.97	25.43
365 West Passaic Street	1976	212,578	90.5	4,078	3,580	0.80	21.20	18.61
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	7,465	1.46	15.72	15.72
10 Mountainview Road	1986	192,000	97.5	3,759	3,634	0.73	20.08	19.41
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,951	1,457	0.38	21.87	16.33
470 Chestnut Ridge Road	1987	52,500	100.0	1,192	1,192	0.23	22.70	22.70
530 Chestnut Ridge Road	1986	57,204	100.0	1,166	1,166	0.23	20.38	20.38
50 Tice Boulevard	1984	235,000	100.0	5,894	5,211	1.15	25.08	22.17
300 Tice Boulevard	1991	230,000	100.0	6,170	5,443	1.21	26.83	23.67

Burlington County
Moorestown
224 Strawbridge Drive	1984	74,000	100.0	1,432	1,099	0.28	19.35	14.85
228 Strawbridge Drive	1984	74,000	100.0	1,043	896	0.20	14.09	12.11
232 Strawbridge Drive (g)	1986	74,258	69.9	196	196	0.04	19.19	19.19

Essex County
Millburn
150 J.F. Kennedy Parkway	1980	247,476	95.6	6,840	5,932	1.34	28.91	25.07

Office Properties

(Continued)

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Roseland
101 Eisenhower Parkway	1980	237,000	91.4	5,304	4,884	1.04	24.49	22.55
103 Eisenhower Parkway	1985	151,545	80.3	3,207	2,786	0.63	26.35	22.89
105 Eisenhower Parkway	2001	220,000	83.4	3,450	2,644	0.67	18.80	14.41

Hudson County
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	99.0	5,159	4,812	1.01	13.03	12.15
Harborside Financial Center Plaza 2	1990	761,200	100.0	18,759	17,711	3.66	24.64	23.27
Harborside Financial Center Plaza 3	1990	725,600	100.0	17,879	16,881	3.49	24.64	23.26
Harborside Financial Center Plaza 4-A	2000	207,670	97.5	6,875	6,085	1.34	33.95	30.05
Harborside Financial Center Plaza 5	2002	977,225	79.0	24,888	21,671	4.86	32.24	28.07

Mercer County
Hamilton Township
600 Horizon Drive	2002	95,000	100.0	1,373	1,373	0.27	14.45	14.45
Princeton
103 Carnegie Center	1984	96,000	100.0	2,003	1,885	0.39	20.86	19.64
100 Overlook Center	1988	149,600	100.0	3,980	3,586	0.78	26.60	23.97
5 Vaughn Drive	1987	98,500	100.0	2,522	2,275	0.49	25.60	23.10

Middlesex County
East Brunswick
377 Summerhill Road	1977	40,000	100.0	373	368	0.07	9.33	9.20
Piscataway
30 Knightsbridge Road, Bldg 3 (g)	1977	160,000	100.0	1,021	1,021	0.20	10.91	10.91
30 Knightsbridge Road, Bldg 4 (g)	1977	115,000	100.0	734	734	0.14	10.92	10.92
30 Knightsbridge Road, Bldg 5 (g)	1977	332,607	0.0	2,124	2,124	0.42	--	--
30 Knightsbridge Road, Bldg 6 (g)	1977	72,743	0.0	464	464	0.09	--	--
Plainsboro
500 College Road East	1984	158,235	100.0	3,727	3,654	0.73	23.55	23.09
South Brunswick
3 Independence Way	1983	111,300	16.7	405	381	0.08	21.79	20.50
Woodbridge
581 Main Street	1991	200,000	100.0	4,989	4,733	0.97	24.95	23.67

Monmouth County
Middletown
One River Center Bldg 1 (g)	1983	142,594	61.4	134	81	0.03	14.36	8.68
One River Center Bldg 2 (g)	1983	120,360	100.0	284	261	0.06	22.14	20.35
One River Center Bldg 3 (g)	1984	194,518	94.7	411	380	0.08	20.94	19.36
Neptune
3600 Route 66	1989	180,000	100.0	2,700	2,471	0.53	15.00	13.73
Wall Township
1305 Campus Parkway	1988	23,350	85.9	387	361	0.08	19.29	18.00
1350 Campus Parkway	1990	79,747	99.9	1,576	1,423	0.31	19.78	17.86

Office Properties

(Continued)

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Morris County
Florham Park
325 Columbia Turnpike	1987	168,144	100.0	4,076	3,732	0.80	24.24	22.20
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,594	1,433	0.31	21.25	19.11
201 Littleton Road	1979	88,369	88.6	1,782	1,594	0.35	22.76	20.36
Morris Township
412 Mt. Kemble Avenue (g)	1986	475,100	100.0	4,176	4,176	0.82	15.03	15.03
Parsippany
4 Campus Drive	1983	147,475	95.8	3,498	3,385	0.68	24.76	23.96
6 Campus Drive	1983	148,291	69.4	1,761	1,543	0.34	17.11	14.99
7 Campus Drive	1982	154,395	100.0	2,037	1,924	0.40	13.19	12.46
8 Campus Drive	1987	215,265	100.0	5,812	5,370	1.13	27.00	24.95
9 Campus Drive	1983	156,495	89.6	3,565	3,065	0.70	25.42	21.86
4 Century Drive (g)	1981	100,036	48.6	32	32	0.01	20.08	20.08
5 Century Drive (g)	1981	79,739	97.3	53	53	0.01	20.83	20.83
6 Century Drive (g)	1981	100,036	6.3	4	4	--	19.36	19.36
2 Dryden Way	1990	6,216	100.0	93	93	0.02	14.96	14.96
4 Gatehall Drive	1988	248,480	77.6	5,086	4,853	0.99	26.38	25.17
2 Hilton Court	1991	181,592	100.0	4,613	4,331	0.90	25.40	23.85
1633 Littleton Road	1978	57,722	100.0	1,131	1,131	0.22	19.59	19.59
600 Parsippany Road	1978	96,000	50.0	1,021	869	0.20	21.27	18.10
1 Sylvan Way	1989	150,557	100.0	3,498	3,070	0.68	23.23	20.39
5 Sylvan Way	1989	151,383	100.0	4,000	3,630	0.78	26.42	23.98
7 Sylvan Way	1987	145,983	100.0	2,928	2,510	0.57	20.06	17.19
5 Wood Hollow Road (g)	1979	317,040	100.0	3,281	3,281	0.64	14.46	14.46

Passaic County
Clifton
777 Passaic Avenue	1983	75,000	98.0	1,523	1,326	0.30	20.72	18.04
Totowa
999 Riverview Drive	1988	56,066	75.5	870	803	0.17	20.55	18.97
Wayne
201 Willowbrook Boulevard	1970	178,329	56.2	1,810	1,524	0.35	18.06	15.21

Somerset County
Basking Ridge
222 Mt. Airy Road	1986	49,000	60.7	124	115	0.02	4.17	3.87
233 Mt. Airy Road	1987	66,000	100.0	1,315	1,103	0.26	19.92	16.71
Bernards
106 Allen Road	2000	132,010	79.4	2,416	1,890	0.47	23.05	18.03
Bridgewater
721 Route 202/206	1989	192,741	97.5	4,571	4,325	0.89	24.32	23.01

Union County
Clark
100 Walnut Avenue	1985	182,555	93.7	4,285	3,760	0.84	25.05	21.98

Office Properties

(Continued)

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Cranford
6 Commerce Drive	1973	56,000	100.0	1,228	1,131	0.24	21.93	20.20
11 Commerce Drive (c)	1981	90,000	100.0	1,235	1,102	0.24	13.72	12.24
12 Commerce Drive	1967	72,260	95.4	913	741	0.18	13.24	10.75
14 Commerce Drive	1971	67,189	100.0	1,383	1,381	0.27	20.58	20.55
20 Commerce Drive	1990	176,600	78.1	3,676	3,321	0.72	26.65	24.08
25 Commerce Drive	1971	67,749	100.0	1,411	1,352	0.28	20.83	19.96
65 Jackson Drive	1984	82,778	100.0	1,840	1,639	0.36	22.23	19.80
New Providence
890 Mountain Avenue	1977	80,000	89.6	1,831	1,722	0.36	25.54	24.02

Total New Jersey Office		15,264,986	90.0	289,109	264,518	56.50	22.34	20.48

NEW YORK

Dutchess County
Fishkill
300 Westage Business Center Drive	1987	118,727	94.1	2,179	1,944	0.43	19.50	17.40

Nassau County
North Hempstead
600 Community Drive	1983	237,274	100.0	5,476	5,476	1.06	23.08	23.08
111 East Shore Road	1980	55,575	100.0	1,649	1,635	0.32	29.67	29.42

Rockland County
Suffern
400 Rella Boulevard	1988	180,000	100.0	4,102	3,601	0.80	22.79	20.01

Westchester County
Elmsford
100 Clearbrook Road (c)	1975	60,000	99.5	1,109	1,022	0.22	18.58	17.12
101 Executive Boulevard	1971	50,000	56.0	744	677	0.15	26.57	24.18
555 Taxter Road	1986	170,554	93.9	2,515	2,335	0.49	15.70	14.58
565 Taxter Road	1988	170,554	87.7	3,644	3,469	0.71	24.36	23.19
570 Taxter Road	1972	75,000	97.5	1,745	1,547	0.34	23.86	21.16
Hawthorne
1 Skyline Drive	1980	20,400	99.0	392	369	0.08	19.41	18.27
2 Skyline Drive	1987	30,000	87.9	413	355	0.08	15.66	13.46
3 Skyline Drive (h)	1981	75,668	100.0	1,542	1,542	0.30	20.38	20.38
7 Skyline Drive	1987	109,000	96.6	2,194	2,035	0.43	20.84	19.33
17 Skyline Drive	1989	85,000	100.0	1,360	1,335	0.27	16.00	15.71
19 Skyline Drive	1982	248,400	100.0	4,471	4,174	0.87	18.00	16.80

Office Properties

(Continued)

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Tarrytown
200 White Plains Road	1982	89,000	83.1	1,793	1,645	0.35	24.24	22.24
220 White Plains Road	1984	89,000	89.0	1,953	1,735	0.38	24.66	21.90
White Plains
1 Barker Avenue	1975	68,000	99.0	1,696	1,578	0.33	25.19	23.44
3 Barker Avenue	1983	65,300	100.0	1,677	1,487	0.33	25.68	22.77
50 Main Street	1985	309,000	99.5	9,053	8,366	1.77	29.44	27.21
11 Martine Avenue	1987	180,000	94.0	4,561	4,035	0.89	26.96	23.85
1 Water Street	1979	45,700	100.0	1,090	969	0.21	23.85	21.20
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,893	2,663	0.57	25.83	23.78
3 Executive Plaza	1987	58,000	100.0	1,476	1,287	0.29	25.45	22.19

Total New York Office		2,702,152	96.0	59,727	55,281	11.67	23.02	21.31

PENNSYLVANIA

Chester County
Berwyn
1000 Westlakes Drive	1989	60,696	93.0	1,596	1,547	0.31	28.27	27.41
1055 Westlakes Drive	1990	118,487	90.1	2,253	1,849	0.44	21.10	17.32
1205 Westlakes Drive	1988	130,265	93.3	3,158	2,969	0.62	25.98	24.43
1235 Westlakes Drive	1986	134,902	80.6	2,224	2,051	0.43	20.45	18.86

Delaware County
Lester
100 Stevens Drive	1986	95,000	100.0	2,551	2,352	0.50	26.85	24.76
200 Stevens Drive	1987	208,000	100.0	5,598	5,251	1.08	26.91	25.25
300 Stevens Drive	1992	68,000	63.1	1,019	860	0.20	23.75	20.04
Media
1400 Providence Road - Center I	1986	100,000	87.2	2,195	2,004	0.43	25.17	22.98
1400 Providence Road - Center II	1990	160,000	96.4	3,297	2,973	0.64	21.38	19.28

Montgomery County
Bala Cynwyd
150 Monument Road (g)	1981	125,783	69.0	12	12	0.01	25.30	25.30
Blue Bell
4 Sentry Parkway	1982	63,930	94.1	1,374	1,374	0.27	22.84	22.84
16 Sentry Parkway	1988	93,093	100.0	2,205	2,161	0.43	23.69	23.21
18 Sentry Parkway	1988	95,010	95.4	1,662	1,648	0.32	18.34	18.18
King of Prussia
2200 Renaissance Boulevard	1985	174,124	93.3	3,661	3,489	0.72	22.54	21.48
Lower Providence
1000 Madison Avenue	1990	100,700	32.2	662	563	0.13	20.42	17.36
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	92.9	3,126	2,760	0.61	20.06	17.71

Office Properties

(Continued)

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Five Sentry Parkway East	1984	91,600	100.0	1,952	1,897	0.38	21.31	20.71
Five Sentry Parkway West	1984	38,400	100.0	823	804	0.16	21.43	20.94

Total Pennsylvania Office		2,025,738	88.5	39,368	36,564	7.68	23.18	21.62

CONNECTICUT

Fairfield County
Greenwich
500 West Putnam Avenue	1973	121,250	99.1	3,384	3,155	0.66	28.16	26.26
Norwalk
40 Richards Avenue	1985	145,487	74.8	2,639	2,387	0.52	24.25	21.93
Shelton
1000 Bridgeport Avenue	1986	133,000	79.9	1,833	1,598	0.36	17.25	15.04
Stamford
1266 East Main Street	1984	179,260	81.1	4,537	4,439	0.89	31.21	30.53

Total Connecticut Office		578,997	83.0	12,393	11,579	2.43	25.78	24.09

DISTRICT OF COLUMBIA

Washington
1201 Connecticut Avenue, NW	1940	169,549	96.7	5,759	5,445	1.13	35.13	33.21
1400 L Street, NW	1987	159,000	89.2	6,063	5,791	1.17	42.75	40.83

Total District of Columbia Office		328,549	93.0	11,822	11,236	2.30	38.70	36.78

MARYLAND

Prince George’s County
Lanham
4200 Parliament Place	1989	122,000	98.2	2,957	2,745	0.58	24.68	22.91

Total Maryland Office		122,000	98.2	2,957	2,745	0.58	24.68	22.91

TEXAS

Dallas County
Richardson
1122 Alma Road (h)	1977	82,576	--	--	--	--	--	--

Total Texas Office		82,576	--	--	--	--	--	--

COLORADO

Arapahoe County
Denver
400 South Colorado Boulevard	1983	125,415	91.3	1,705	1,429	0.33	14.89	12.48

Office Properties

(Continued)

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Englewood
9359 East Nichols Avenue	1997	72,610	100.0	657	657	0.13	9.05	9.05
5350 South Roslyn Street	1982	63,754	98.3	969	821	0.19	15.46	13.10

Boulder County
Broomfield
105 South Technology Court	1997	37,574	67.0	189	74	0.04	7.51	2.94
303 South Technology Court-A	1997	34,454	100.0	270	193	0.05	7.84	5.60
303 South Technology Court-B	1997	40,416	100.0	316	225	0.06	7.82	5.57
Louisville
248 Centennial Parkway	1996	39,266	100.0	293	166	0.06	7.46	4.23
1172 Century Drive	1996	49,566	68.3	371	211	0.07	10.96	6.23
285 Century Place	1997	69,145	100.0	760	710	0.15	10.99	10.27

Denver County
Denver
3600 South Yosemite	1974	133,743	100.0	1,452	1,452	0.28	10.86	10.86
8181 East Tufts Avenue	2001	185,254	98.6	4,073	3,461	0.80	22.30	18.95

Douglas County
Centennial
5975 South Quebec Street (c)	1996	102,877	93.6	1,293	921	0.25	13.43	9.56
Englewood
67 Inverness Drive East	1996	54,280	100.0	310	202	0.06	5.71	3.72
384 Inverness Parkway	1985	51,523	92.0	659	585	0.13	13.90	12.34
400 Inverness Parkway	1997	111,608	96.6	1,672	1,421	0.33	15.51	13.18
9777 Mount Pyramid Court	1995	120,281	93.1	1,023	844	0.20	9.14	7.54

El Paso County
Colorado Springs
8415 Explorer	1998	47,368	94.1	527	499	0.10	11.82	11.20
1975 Research Parkway	1997	115,250	94.3	968	725	0.19	8.91	6.67
2375 Telstar Drive	1998	47,369	100.0	528	499	0.10	11.15	10.53

Jefferson County
Lakewood
141 Union Boulevard	1985	63,600	95.4	1,069	936	0.21	17.62	15.43

Total Colorado Office		1,565,353	95.0	19,104	16,031	3.73	12.84	10.78

CALIFORNIA

San Francisco County
San Francisco
795 Folsom Street	1977	183,445	90.7	5,971	5,278	1.17	35.89	31.72
760 Market Street	1908	267,446	74.8	7,964	7,415	1.55	39.81	37.07

Total California Office		450,891	81.3	13,935	12,693	2.72	38.03	34.64

Office Properties

(Continued)

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

NEBRASKA

Douglas County
Omaha
210 South 16th Street (g) (h)	1894	318,224	12.7	1,460	1,460	0.29	56.50	56.50

Total Nebraska Office		318,224	12.7	1,460	1,460	0.29	56.50	56.50

TOTAL OFFICE PROPERTIES		23,439,466	90.3	449,875	412,107	87.90	22.23	20.40

Office/Flex Properties

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

NEW JERSEY

Burlington County
Burlington
3 Terri Lane	1991	64,500	100.0	439	374	0.09	6.81	5.80
5 Terri Lane	1992	74,555	88.3	550	351	0.11	8.35	5.33
Moorestown
2 Commerce Drive	1986	49,000	100.0	453	400	0.09	9.24	8.16
101 Commerce Drive	1988	64,700	100.0	264	239	0.05	4.08	3.69
102 Commerce Drive	1987	38,400	87.5	173	148	0.03	5.15	4.40
201 Commerce Drive	1986	38,400	100.0	217	159	0.04	5.65	4.14
202 Commerce Drive	1988	51,200	100.0	207	184	0.04	4.04	3.59
1 Executive Drive	1989	20,570	81.1	78	58	0.02	4.68	3.48
2 Executive Drive	1988	60,800	67.9	363	282	0.07	8.79	6.83
101 Executive Drive	1990	29,355	75.2	247	224	0.05	11.19	10.15
102 Executive Drive	1990	64,000	100.0	402	357	0.08	6.28	5.58
225 Executive Drive	1990	50,600	100.0	355	292	0.07	7.02	5.77
97 Foster Road	1982	43,200	100.0	202	158	0.04	4.68	3.66
1507 Lancer Drive	1995	32,700	100.0	139	126	0.03	4.25	3.85
1510 Lancer Drive	1998	88,000	100.0	326	326	0.06	3.70	3.70
1245 North Church Street	1998	52,810	100.0	395	391	0.08	7.48	7.40
1247 North Church Street	1998	52,790	91.0	421	413	0.08	8.76	8.60
1256 North Church Street	1984	63,495	100.0	382	312	0.07	6.02	4.91
840 North Lenola Road	1995	38,300	100.0	256	209	0.05	6.68	5.46
844 North Lenola Road	1995	28,670	74.9	133	88	0.03	6.19	4.10
915 North Lenola Road	1998	52,488	100.0	275	212	0.05	5.24	4.04
2 Twosome Drive	2000	48,600	100.0	391	391	0.08	8.05	8.05
30 Twosome Drive	1997	39,675	100.0	224	201	0.04	5.65	5.07
31 Twosome Drive	1998	84,200	100.0	467	467	0.09	5.55	5.55
40 Twosome Drive	1996	40,265	100.0	283	232	0.06	7.03	5.76
41 Twosome Drive	1998	43,050	66.6	245	230	0.05	8.55	8.02
50 Twosome Drive	1997	34,075	100.0	277	261	0.05	8.13	7.66

Gloucester County
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	148	148	0.03	6.85	6.85

Mercer County
Hamilton Township
100 Horizon Drive	1989	13,275	100.0	162	138	0.03	12.20	10.40
200 Horizon Drive	1991	45,770	100.0	578	529	0.11	12.63	11.56
300 Horizon Drive	1989	69,780	100.0	1,135	995	0.22	16.27	14.26
500 Horizon Drive	1990	41,205	100.0	608	570	0.12	14.76	13.83

Office/Flex Properties

(Continued)

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

Monmouth County
Wall Township
1325 Campus Parkway	1988	35,000	100.0	452	229	0.09	12.91	6.54
1340 Campus Parkway	1992	72,502	100.0	898	762	0.17	12.39	10.51
1345 Campus Parkway	1995	76,300	79.8	745	566	0.15	12.24	9.30
1433 Highway 34	1985	69,020	75.7	619	502	0.12	11.85	9.61
1320 Wyckoff Avenue	1986	20,336	100.0	183	173	0.04	9.00	8.51
1324 Wyckoff Avenue	1987	21,168	100.0	213	182	0.04	10.06	8.60

Passaic County
Totowa
1 Center Court	1999	38,961	100.0	527	406	0.10	13.53	10.42
2 Center Court	1998	30,600	85.3	305	231	0.06	11.69	8.85
11 Commerce Way	1989	47,025	100.0	546	473	0.11	11.61	10.06
20 Commerce Way	1992	42,540	100.0	520	497	0.10	12.22	11.68
29 Commerce Way	1990	48,930	79.6	593	451	0.12	15.23	11.58
40 Commerce Way	1987	50,576	100.0	688	644	0.13	13.60	12.73
45 Commerce Way	1992	51,207	47.7	305	280	0.06	12.49	11.46
60 Commerce Way	1988	50,333	100.0	568	499	0.11	11.28	9.91
80 Commerce Way	1996	22,500	88.7	304	264	0.06	15.23	13.23
100 Commerce Way	1996	24,600	100.0	332	289	0.06	13.50	11.75
120 Commerce Way	1994	9,024	100.0	105	100	0.02	11.64	11.08
140 Commerce Way	1994	26,881	78.7	313	300	0.06	14.80	14.18

Total New Jersey Office/Flex		2,277,531	93.3	19,011	16,313	3.71	8.95	7.68

NEW YORK

Westchester County
Elmsford
11 Clearbrook Road	1974	31,800	100.0	436	408	0.09	13.71	12.83
75 Clearbrook Road	1990	32,720	100.0	816	816	0.16	24.94	24.94
125 Clearbrook Road	2002	33,000	100.0	712	592	0.14	21.58	17.94
150 Clearbrook Road	1975	74,900	77.5	841	786	0.16	14.49	13.54
175 Clearbrook Road	1973	98,900	100.0	1,523	1,400	0.29	15.40	14.16
200 Clearbrook Road	1974	94,000	99.8	1,237	1,139	0.24	13.19	12.14
250 Clearbrook Road	1973	155,000	94.5	1,356	1,248	0.26	9.26	8.52
50 Executive Boulevard	1969	45,200	85.6	373	358	0.07	9.64	9.25
77 Executive Boulevard	1977	13,000	100.0	220	208	0.04	16.92	16.00
85 Executive Boulevard	1968	31,000	86.2	429	415	0.08	16.05	15.53
300 Executive Boulevard	1970	60,000	100.0	581	550	0.11	9.68	9.17
350 Executive Boulevard	1970	15,400	98.8	296	272	0.06	19.45	17.88
399 Executive Boulevard	1962	80,000	100.0	1,024	997	0.20	12.80	12.46
400 Executive Boulevard	1970	42,200	100.0	719	633	0.14	17.04	15.00
500 Executive Boulevard	1970	41,600	100.0	686	629	0.13	16.49	15.12

Office/Flex Properties

(Continued)

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

525 Executive Boulevard	1972	61,700	83.6	813	724	0.16	15.76	14.04
1 Westchester Plaza	1967	25,000	100.0	324	307	0.06	12.96	12.28
2 Westchester Plaza	1968	25,000	100.0	454	447	0.09	18.16	17.88
3 Westchester Plaza	1969	93,500	100.0	1,406	1,319	0.27	15.04	14.11
4 Westchester Plaza	1969	44,700	99.8	595	575	0.12	13.34	12.89
5 Westchester Plaza	1969	20,000	100.0	272	234	0.05	13.60	11.70
6 Westchester Plaza	1968	20,000	100.0	336	308	0.07	16.80	15.40
7 Westchester Plaza	1972	46,200	100.0	766	755	0.15	16.58	16.34
8 Westchester Plaza	1971	67,200	100.0	976	884	0.19	14.52	13.15
Hawthorne
200 Saw Mill River Road	1965	51,100	79.2	688	639	0.13	17.00	15.79
4 Skyline Drive	1987	80,600	100.0	1,516	1,382	0.30	18.81	17.15
5 Skyline Drive	1980	124,022	100.0	1,592	1,591	0.31	12.84	12.83
6 Skyline Drive	1980	44,155	100.0	718	718	0.14	16.26	16.26
8 Skyline Drive	1985	50,000	98.7	761	501	0.15	15.42	10.15
10 Skyline Drive	1985	20,000	84.4	186	168	0.04	11.02	9.95
11 Skyline Drive	1989	45,000	100.0	806	759	0.16	17.91	16.87
12 Skyline Drive	1999	46,850	70.1	744	514	0.15	22.65	15.65
15 Skyline Drive	1989	55,000	100.0	1,190	1,039	0.23	21.64	18.89
Yonkers
100 Corporate Boulevard	1987	78,000	98.2	1,435	1,345	0.28	18.73	17.56
200 Corporate Boulevard South	1990	84,000	92.5	1,324	1,296	0.26	17.04	16.68
4 Executive Plaza	1986	80,000	89.8	1,215	1,072	0.24	16.91	14.92
6 Executive Plaza	1987	80,000	94.6	1,257	1,212	0.25	16.61	16.01
1 Odell Plaza	1980	106,000	99.9	1,458	1,369	0.28	13.77	12.93
3 Odell Plaza	1984	71,065	100.0	1,058	1,026	0.21	14.89	14.44
5 Odell Plaza	1983	38,400	99.6	644	598	0.13	16.84	15.64
7 Odell Plaza	1984	42,600	99.6	596	582	0.12	14.05	13.72

Total New York Office/Flex		2,348,812	95.9	34,379	31,815	6.71	15.26	14.12

CONNECTICUT

Fairfield County
Stamford
419 West Avenue	1986	88,000	100.0	1,152	984	0.23	13.09	11.18
500 West Avenue	1988	25,000	100.0	452	404	0.09	18.08	16.16
550 West Avenue	1990	54,000	100.0	884	879	0.17	16.37	16.28
600 West Avenue	1999	66,000	100.0	851	814	0.17	12.89	12.33
650 West Avenue	1998	40,000	100.0	555	424	0.11	13.88	10.60

Total Connecticut Office/Flex		273,000	100.0	3,894	3,505	0.77	14.26	12.84

TOTAL OFFICE/FLEX PROPERTIES		4,899,343	94.9	57,284	51,633	11.19	12.32	11.10

Industrial/Warehouse, Retail and Land Lease Properties

								2004
			Percentage	2004	2004		2004	Average
		Net	Leased	Base	Effective		Average	Effective
		Rentable	as of	Rent	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/04	($000’s)	($000’s)	of Total 2004	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	(c) (d)	Base Rent (%)	($) (c) (e)	($) (c) (f)

NEW YORK

Westchester County
Elmsford
1 Warehouse Lane	1957	6,600	100.0	78	76	0.02	11.82	11.52
2 Warehouse Lane	1957	10,900	100.0	108	87	0.02	9.91	7.98
3 Warehouse Lane	1957	77,200	100.0	324	293	0.06	4.20	3.80
4 Warehouse Lane	1957	195,500	100.0	2,141	1,951	0.42	10.95	9.98
5 Warehouse Lane	1957	75,100	97.1	981	885	0.19	13.45	12.14
6 Warehouse Lane	1982	22,100	100.0	513	509	0.10	23.21	23.03

Total Industrial/Warehouse Properties		387,400	99.4	4,145	3,801	0.81	10.76	9.87

Westchester County
Tarrytown
230 White Plains Road	1984	9,300	100.0	195	191	0.04	20.97	20.54
Yonkers
2 Executive Boulevard	1986	8,000	100.0	27	27	0.01	3.38	3.38

Total Retail Properties		17,300	100.0	222	218	0.05	12.83	12.60

Westchester County
Elmsford
700 Executive Boulevard	--	--	--	114	114	0.02	--	--
Yonkers
1 Enterprise Boulevard	--	--	--	143	143	0.03	--	--

Total Land Leases		--	--	257	257	0.05	--	--

TOTAL PROPERTIES		28,743,509	91.2	511,783 (i)	468,016	100.00	20.30	18.58

(a)

Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2004 aggregating 439,697 square feet (representing 1.5 percent of the Company’s total net rentable square footage) for which no new leases were signed. Excluded from percentage leased at December 31, 2004 is a non-strategic, non-core 318,224 square-foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004.

(b)

Total base rent for 2004, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(c)	Excludes space leased by the Company.
(d)	Total base rent for 2004 minus total 2004 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.
(e)	Base rent for 2004 divided by net rentable square feet leased at December 31, 2004. For those properties acquired during 2004, amounts are annualized, as per Note g.
(f)	Effective rent for 2004 divided by net rentable square feet leased at December 31, 2004. For those properties acquired during 2004, amounts are annualized, as described in Note g.
(g)

As this property was acquired by the Company during 2004, the amounts represented in 2004 base rent and 2004 effective rent reflect only that portion of the year during which the Company owned the property. Accordingly, these amounts may not be indicative of the property’s full year results. For comparison purposes, the amounts represented in 2004 average base rent per sq. ft. and 2004 average effective rent per sq. ft. for this property have been calculated by taking 2004 base rent and 2004 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2004. These annualized per square foot amounts may not be indicative of the property’s results had the Company owned the property for the entirety of 2004.

(h)	This property was identified as held for sale by the Company as of December 31, 2004, and is classified as discontinued operations in the 2004 financial statements.
(i)	Includes $3,002 pertaining to properties identified as held for sale, which are classified as discontinued operations in the 2004 financial statements.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

Percentage of
Year Ended December 31,	Square Feet Leased (%) (a)

2004 (b)	91.2

2003	91.5

2002	92.3

2001	94.6

2000	96.8

(a)	Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.
(b)

Excluded from percentage leased at December 31, 2004 is a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest tenants for the Consolidated Properties as of December 31, 2004 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

AT&T Corp.	4	11,817,215	2.2	787,067	3.1	2014	(b)
AT&T Wireless Services	2	9,609,610	1.8	383,805	1.5	2007
Morgan Stanley D.W., Inc.	5	8,909,110	1.7	376,772	1.5	2013	(c)
Credit Suisse First Boston	1	8,863,783	1.7	271,953	1.1	2012	(d)
Prentice-Hall, Inc.	1	7,694,097	1.5	474,801	1.9	2014
Keystone Mercy Health Plan	2	7,684,827	1.5	303,149	1.2	2015
Forest Laboratories Inc.	2	6,817,487	1.3	202,857	0.8	2017	(e)
IBM Corporation	3	6,291,141	1.2	353,617	1.4	2010	(f)
Toys ‘R’ Us – NJ, Inc.	1	6,072,651	1.1	242,518	0.9	2012
Nabisco Inc.	3	6,066,357	1.1	340,746	1.4	2006	(g)
American Institute of Certified
Public Accountants	1	5,817,181	1.1	249,768	1.0	2012
Allstate Insurance Company	10	5,724,371	1.1	244,114	1.0	2010	(h)
TD Waterhouse Investor Services, Inc.	1	5,508,238	1.0	184,222	0.7	2015
Garban LLC	1	5,239,829	1.0	148,025	0.6	2017
CMP Media Inc.	1	5,232,527	1.0	237,274	0.9	2014
Lucent Technologies, Inc.	2	4,835,006	0.9	335,342	0.9	2006	(i)
KPMG, LLP	3	4,714,583	0.9	181,025	0.7	2012	(j)
Winston & Strawn	1	4,603,439	0.9	108,100	0.4	2005
National Financial Services	1	4,346,765	0.8	112,964	0.4	2012
Citigroup Global Markets, Inc.	6	4,320,928	0.8	168,430	0.7	2016	(k)
Bank of Tokyo-Mitsubishi Ltd.	1	4,228,795	0.8	137,076	0.5	2009
Move.Com Operations Inc.	1	4,176,348	0.8	94,917	0.4	2006
Cendant Operations Inc.	1	3,773,775	0.7	150,951	0.6	2008
SSB Realty, LLC	1	3,321,051	0.6	114,519	0.4	2009
URS Greiner Woodward-Clyde	1	3,252,691	0.6	120,550	0.5	2011
Dow Jones & Company Inc.	3	3,153,861	0.6	96,873	0.4	2012	(l)
Montefiore Medical Center	4	3,103,600	0.6	144,457	0.6	2019	(m)
SunAmerica Asset Management	1	2,680,409	0.5	69,621	0.3	2018
United States Life Insurance Co.	1	2,520,000	0.5	180,000	0.7	2013
Regus Business Centre Corp.	3	2,495,730	0.5	107,608	0.4	2011
Sankyo Pharma Inc.	1	2,480,122	0.5	78,280	0.3	2012
Barr Laboratories Inc.	2	2,450,087	0.5	109,510	0.4	2015	(n)
Lonza Inc.	1	2,236,200	0.4	89,448	0.4	2007
Deloitte & Touche USA LLP	1	2,204,250	0.4	88,170	0.3	2007
Merck & Company Inc.	2	2,159,465	0.4	97,396	0.4	2006
Xerox Corporation	5	2,149,339	0.4	92,889	0.4	2010	(o)
Computer Sciences Corporation	3	2,143,145	0.4	109,825	0.4	2007	(p)
Nextel of New York Inc.	2	2,136,331	0.4	97,436	0.4	2014	(q)
Mellon HR Solutions LLC	1	2,098,380	0.4	69,946	0.3	2006
Taro Phamaceuticals USA, Inc.	2	2,088,039	0.4	136,227	0.5	2008	(r)
High Point Safety & Insurance	1	2,073,570	0.4	88,237	0.3	2015
Telcordia Technologies, Inc.	1	2,008,908	0.4	91,314	0.4	2008
GAB Robins North America, Inc.	1	1,932,512	0.4	75,049	0.3	2008
Prudential Insurance Company	1	1,914,716	0.4	75,174	0.3	2012
Movado Group Inc.	1	1,902,415	0.4	80,417	0.3	2013
URS Corporation	3	1,870,621	0.4	92,518	0.4	2011	(s)
Bearingpoint Inc.	1	1,831,966	0.3	77,956	0.3	2011
Chase Manhattan Mortgage Co	1	1,797,040	0.3	68,766	0.3	2006
Administrators for the Professions	1	1,742,276	0.3	55,575	0.2	2009
First Investors Management	1	1,730,914	0.3	75,578	0.2	2006

Totals		203,825,701	38.6	8,672,832	33.7

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)

Annualized base rental revenue is based on actual December 2004 billings times 12. For leases whose rent commences after January 1, 2005, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	475,100 square feet expire in 2005; 4,786 square feet expire in 2007; 32,181 square feet expire in 2009; 275,000 square feet expire in 2014.
(c)	18,539 square feet expire in 2005; 19,500 square feet expire in 2008; 7,000 square feet expire in 2009; 25,563 square feet expire in 2010; 306,170 square feet expire in 2013;
(d)	190,000 square feet expire in 2011; 81,953 square feet expire in 2012.
(e)	22,785 square feet expire in 2010; 180,072 square feet expire in 2017.
(f)	87,259 square feet expire in 2005; 248,399 square feet expire in 2007; 17,959 square feet expire in 2010.
(g)	300,378 square feet expire in 2005; 40,368 square feet expire in 2006.
(h)

33,832 square feet expire in 2005; 22,444 square feet expire in 2006; 70,517 square feet expire in 2007; 59,562 square feet expire in 2008; 22,185 square feet expire in 2009; 35,574 square feet expire in 2010.

(i)	317,040 square feet expire in 2005; 18,302 square feet expire in 2006.
(j)	57,204 square feet expire in 2007; 46,440 square feet expire in 2009; 77,381 square feet expire in 2012.
(k)	35,955 square feet expire in 2005; 19,668 square feet expire in 2007; 59,711 square feet expire in 2009; 26,834 square feet expire in 2014; 26,262 square feet expire in 2016.
(l)	4,561 square feet expire in 2006; 92,312 square feet expire in 2012.
(m)	19,000 square feet expire in 2007; 48,542 square feet expire in 2009; 5,850 square feet expire in 2014; 71,065 square feet expire in 2019.
(n)	20,000 square feet expire in 2007; 89,510 square feet expire in 2015.
(o)	10,600 square feet expire in 2005; 2,875 square feet expire in 2007; 79,414 square feet expire in 2010.
(p)	82,850 square feet expire in 2006; 26,975 square feet expire in 2007.
(q)	62,436 square feet expire in 2010; 35,000 square feet expire in 2014.
(r)	55,343 square feet expire in 2005; 69,784 square feet expire in 2007; 11,100 square feet expire in 2008.
(s)	1,456 square feet expire in 2005; 20,187 square feet expire in 2008; 70,875 square feet expire in 2011.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2005, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	By Expiring	Expiring	By Expiring	Expiring
Expiration/Market	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2005 (c)	391	2,974,235	11.6	55,396,419	18.63	10.5

2006	405	2,762,440	10.8	58,571,333	21.20	11.1

2007	350	2,649,603	10.4	55,619,276	20.99	10.5

2008	350	3,193,147	12.5	58,225,924	18.23	11.0

2009	324	2,353,208	9.2	50,907,458	21.63	9.6

2010	224	2,252,248	8.8	41,895,900	18.60	7.9

2011	144	2,032,576	8.0	48,594,282	23.91	9.2

2012	91	1,807,300	7.1	41,409,684	22.91	7.8

2013	75	1,383,019	5.4	30,507,882	22.06	5.8

2014	34	910,333	3.6	18,925,168	20.79	3.6

2015	51	2,219,386	8.7	44,160,294	19.90	8.3

2016 and thereafter	31	1,007,593	3.9	25,124,408	24.94	4.7

Totals/Weighted
Average	2,470	25,545,088 (d)	100.0	529,338,028	20.72	100.0

(a)

Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)

Annualized base rental revenue is based on actual December 2004 billings times 12. For leases whose rent commences after January 1, 2005, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2004 aggregating 429,725 square feet and representing annualized rent of $4,983,291 for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	25,545,088
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
service tenants and occupancy adjustments	392,665
Square footage unleased	2,487,532
Total net rentable square footage (does not include
land leases)	28,425,285

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2005, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration/Market	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2005 (c)	309	2,418,307	11.8	49,194,004	20.34	10.5

2006	337	2,218,154	10.8	51,307,543	23.13	11.0

2007	277	2,008,074	9.8	47,435,272	23.62	10.2

2008	265	2,294,381	11.2	49,141,349	21.42	10.5

2009	264	1,800,158	8.8	43,761,705	24.31	9.4

2010	172	1,549,290	7.5	32,588,483	21.03	7.0

2011	120	1,759,180	8.6	44,762,601	25.45	9.6

2012	73	1,588,946	7.7	38,230,623	24.06	8.2

2013	60	1,221,099	6.0	28,476,127	23.32	6.1

2014	29	841,154	4.1	17,854,804	21.23	3.8

2015	41	2,089,288	10.2	42,654,902	20.42	9.1

2016 and thereafter	23	711,311	3.5	21,580,731	30.34	4.6

Totals/Weighted
Average	1,970	20,499,342	100.0	466,988,144	22.78	100.0

(a)	Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)

Annualized base rental revenue is based on actual December 2004 billings times 12. For leases whose rent commences after January 1, 2005, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2004 aggregating 364,810 square feet and representing annualized rent of $4,280,076 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2005, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration/Market	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2005 (c)	80	549,250	11.8	6,150,541	11.20	10.6

2006	68	544,286	11.7	7,263,790	13.35	12.5

2007	69	628,879	13.6	7,978,524	12.69	13.7

2008	82	807,397	17.4	8,613,198	10.67	14.8

2009	54	494,767	10.7	6,158,865	12.45	10.6

2010	51	674,958	14.5	9,013,417	13.35	15.5

2011	23	265,796	5.7	3,740,481	14.07	6.5

2012	18	218,354	4.7	3,179,061	14.56	5.5

2013	8	106,684	2.3	1,477,724	13.85	2.6

2014	5	69,179	1.5	1,070,364	15.47	1.8

2015	10	130,098	2.8	1,505,392	11.57	2.6

2016 and thereafter	5	153,200	3.3	1,909,923	12.47	3.3

Totals/Weighted
Average	473	4,642,848	100.0	58,061,280	12.51	100.0

(a)	Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)

Annualized base rental revenue is based on actual December 2004 billings times 12. For leases whose rent commences after January 1, 2005, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2004 aggregating 64,915 square feet and representing annualized rent of $703,215 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2005, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2005	2	6,678	1.7	51,874	7.77	1.3

2007	4	12,650	3.3	205,480	16.24	5.3

2008	3	91,369	23.7	471,377	5.16	12.1

2009	5	48,983	12.7	791,888	16.17	20.3

2010	1	28,000	7.3	294,000	10.50	7.6

2011	1	7,600	2.0	91,200	12.00	2.4

2013	7	55,236	14.3	554,031	10.03	14.3

2016 and thereafter	2	135,082	35.0	1,428,754	10.58	36.7

Totals/Weighted
Average	25	385,598	100.0	3,888,604	10.08	100.0

(a)	Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)

Annualized base rental revenue is based on actual December 2004 billings times 12. For leases whose rent commences after January 1, 2005, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2005, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2009	1	9,300	53.8	195,000	20.97	48.8

2016 and thereafter	1	8,000	46.2	205,000	25.62	51.2

Totals/Weighted
Average	2	17,300	100.0	400,000	23.12	100.0

(a)	Includes stand-alone retail property tenants only.
(b)

Annualized base rental revenue is based on actual December 2004 billings times 12. For leases whose rent commences after January 1, 2005, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

	Annualized	Percentage of		Percentage of
	Base Rental	Company	Square	Total Company
	Revenue	Annualized Base	Feet	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	Leased (d)	Sq. Ft. (%)

Securities, Commodity Contracts
& Other Financial	80,019,078	15.0	2,872,688	11.3
Manufacturing	52,257,077	9.9	2,664,069	10.4
Insurance Carriers & Related Activities	35,101,193	6.6	1,645,240	6.4
Telecommunications	32,569,286	6.2	1,711,784	6.7
Computer System Design Svcs.	30,124,419	5.7	1,504,148	5.9
Legal Services	27,059,289	5.1	1,016,968	4.0
Credit Intermediation & Related Activities	24,572,689	4.6	1,301,848	5.1
Health Care & Social Assistance	22,694,148	4.3	1,143,000	4.5
Scientific Research/Development	22,506,481	4.3	1,146,326	4.5
Wholesale Trade	20,783,783	3.9	1,368,135	5.4
Accounting/Tax Prep.	16,417,297	3.1	693,713	2.7
Retail Trade	15,744,862	3.0	962,541	3.8
Other Professional	15,259,311	2.9	732,189	2.9
Publishing Industries	13,195,819	2.5	534,245	2.1
Architectural/Engineering	11,040,673	2.1	494,096	1.9
Information Services	10,848,901	2.0	493,648	1.9
Other Services (except Public Administration)	10,732,628	2.0	678,540	2.7
Arts, Entertainment & Recreation	10,148,217	1.9	626,054	2.5
Advertising/Related Services	10,101,476	1.9	430,672	1.7
Real Estate & Rental & Leasing	8,175,916	1.5	470,440	1.8
Utilities	6,766,423	1.3	336,018	1.3
Transportation	6,181,566	1.2	341,965	1.3
Construction	5,831,860	1.1	310,173	1.2
Data Processing Services	5,279,238	1.0	238,363	0.9
Educational Services	4,739,515	0.9	256,296	1.0
Public Administration	4,542,186	0.9	210,262	0.8
Management of Companies & Finance	4,165,464	0.8	181,237	0.7
Specialized Design Services	3,701,563	0.7	239,348	0.9
Management/Scientific	2,992,442	0.6	140,712	0.6
Admin & Support, Waste Mgt.
& Remediation Svcs.	2,986,046	0.6	206,487	0.8
Other	12,799,182	2.4	593,883	2.3

Totals	529,338,028	100.0	25,545,088	100.0

(a)	The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.
(b)

Annualized base rental revenue is based on actual December, 2004 billings times 12. For leases whose rent commences after January 1, 2005, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(d)	Includes leases expiring December 31, 2004 aggregating 429,725 square feet and representing annualized rent of $4,983,291 for which no new leases were signed.

MARKET DIVERSIFICATION

The following table lists the Company’s markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market (MSA)	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)

Newark, NJ
(Essex-Morris-Union Counties)	103,346,864	19.4	5,674,820	20.1
New York, NY
(Westchester-Rockland Counties)	91,488,075	17.3	5,044,088	17.7
Bergen-Passaic, NJ	90,390,235	17.1	4,530,091	15.9
Jersey City, NJ	72,062,288	13.6	3,071,695	10.8
Philadelphia, PA-NJ	54,529,715	10.3	3,617,994	12.7
Trenton, NJ (Mercer County)	17,113,896	3.2	767,365	2.7
Monmouth-Ocean, NJ	16,070,018	3.0	1,034,895	3.6
Denver, CO	15,652,882	3.0	1,084,945	3.8
Middlesex-Somerset-Hunterdon, NJ	14,639,134	2.8	791,051	2.8
Stamford-Norwalk, CT	13,053,583	2.5	706,510	2.5
Washington, DC-MD-VA-WV	12,860,033	2.4	450,549	1.6
San Francisco, CA	9,911,579	1.9	450,891	1.6
Nassau-Suffolk, NY	6,974,804	1.3	292,849	1.0
Bridgeport, CT	2,599,574	0.5	145,487	0.5
Dutchess County, NY	2,404,224	0.5	118,727	0.4
Colorado Springs, CO	2,271,315	0.4	209,987	0.7
Boulder-Longmont, CO	2,076,183	0.4	270,421	1.0
Atlantic-Cape May, NJ	1,893,626	0.4	80,344	0.3
Dallas, TX	--	--	82,576	0.3

Totals	529,338,028	100.0	28,425,285	100.0

(a)

Annualized base rental revenue is based on actual December, 2004 billings times 12. For leases whose rent commences after January 1, 2005, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	Includes leases expiring December 31, 2004 aggregating 429,725 square feet and representing annualized rent of $4,983,291 for which no new leases were signed.
(c)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

ITEM 3.	LEGAL PROCEEDINGS

On February 12, 2003, the New Jersey Sports and Exposition Authority (“NJSEA”) selected The Mills Corporation (“Mills”) and the Company (collectively, the “Meadowlands Venture”) to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. Hartz Mountain Industries, Inc. (“Hartz”) has challenged the NJSEA’s selection. The NJSEA denied its protest. Westfield America, Inc. (“Westfield”) also protested the NJSEA’s selection of Mills and the Company. Westfield’s protest was also denied by the NJSEA. Hartz and Westfield have appealed the denial of their protest. Hartz and Westfield also have appealed the NJSEA’s execution of the Final Redevelopment Agreement for the Arena Site. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato (collectively, the “Braha Group,”) have also filed lawsuits challenging the NJSEA award to Mills and the Company. On May 14, 2004, the Superior Court of New Jersey, Appellate Division, which has jurisdiction of all of the cases, issued an order deciding certain of the issues presented by the cases. The Appellate Division determined that the NJSEA had the statutory authority to develop the Arena Site for mixed uses, including retail, that the NJSEA, in selecting Mills and the Company, did not have to utilize a traditional low bid procurement process, and that the NJSEA complied with the Open Public Meetings Act (“OPMA”) in considering and making its selection. The Appellate Division remanded Hartz’s claims for relief under the Open Public Records Act (“OPRA”). Hartz thereafter petitioned the Supreme Court of New Jersey for certification of the Appellate Division's decision. The Supreme Court denied the petition on November 5, 2004.

In August 2004, the Superior Court of New Jersey issued a decision on remand on the OPRA issues. The Court ordered the NJSEA to release certain documents to Hartz, but permitted the NJSEA to withhold other documents. Hartz has appealed that decision to the Appellate Division. The Court heard oral arguments on Hartz’s appeal on November 10, 2004. The Appellate Division stayed any further hearing before the NJSEA on Hartz’s bid protest until it decided the appeal. The Appellate Division issued its decision on November 24, 2004 denying all of Hartz’s claims for further relief and dissolved its stay of further hearings. Hartz thereafter petitioned the New Jersey Supreme Court for certification of the Appellate Division’s decision. The petition remains pending undecided. The supplemental hearing before the NJSEA went forward on December 15 and 16, 2004. The NJSEA’s hearing officer has yet to issue a decision on Hartz’s protest.

In addition to Hartz’s petition for certification pending in the Supreme Court of New Jersey, there are ten pending cases in the Appellate Division which challenge the NJSEA’s selection of the redevelopment proposal by the Meadowlands Venture and the result of the consultative process between the New Jersey Department of Environment Protection (“NJDEP”) and the New Jersey Meadowlands Commission (“NJMC”), on the one hand, and the NJSEA, on the other, conducted pursuant to the requirements of the applicable NJSEA statute. Four of these appeals were filed by Hartz and two each by Westfield and the Braha Group. A ninth case was filed by the Environmental Law Clinic at Columbia Law School on behalf of the Sierra Club, Environmental Defense, New Jersey Public Interest Research Group and New Jersey Environmental Federal.

The tenth case was filed by the Borough of Carlstadt, New Jersey on September 30, 2004. The case was initially filed in the Superior Court law division, but was transferred to the Appellate Division on motion by the NJSEA and the Meadowlands Venture. Carlstadt argues that: (i) the retail elements of Meadowlands Xanadu are not authorized by statute; (ii) the retail elements of Meadowlands Xanadu are not tax exempt under NJSEA’s enabling act; and (iii) the PILOT program for Meadowlands Xanadu is arbitrary and capricious.

Another action taken against Meadowlands Xanadu was filed in the Superior Court of New Jersey, Law Division, on December 20, 2004, by the New Jersey Builders Association (the “Builders Association”). The Builders Association claims that the NJSEA should be required to utilize its property in part for affordable housing. The Builders Association seeks an order prohibiting the development of Meadowlands Xanadu because, in the Builders Association’s view, the NJSEA’s “underutilized” parking lots should be available for the development of affordable housing. On February 4, 2005, the court denied the Builders Association’s application for a temporary restraining order. On February 18, 2005, the court denied the Builders Association’s application for a preliminary injunction and transferred the case to the Superior Court, Appellate Division, for future proceedings. The Company and Mills are not parties to that action. The defendants are the NJMC, NJSEA, the Borough of East Rutherford, and the Planning Board of East Rutherford.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The shares of the Company’s Common Stock are traded on the New York Stock Exchange (“NYSE”) and the Pacific Exchange under the symbol “CLI.”

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2004 and 2003, respectively:

For the Year Ended December 31, 2004:

	High	Low	Close
First Quarter	$45.00	$39.07	$44.91
Second Quarter	$45.31	$34.16	$41.38
Third Quarter	$46.08	$39.70	$44.30
Fourth Quarter	$47.01	$42.44	$46.03

For the Year Ended December 31, 2003:

	High	Low	Close
First Quarter	$31.38	$27.35	$30.97
Second Quarter	$36.50	$30.41	$36.38
Third Quarter	$39.21	$35.35	$39.20
Fourth Quarter	$41.96	$36.86	$41.62

On February 25, 2005, the closing Common Stock price reported on the NYSE was $44.26 per share.

HOLDERS

On February 25, 2005, the Company had 657 common shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2004, the Company issued 162,913 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of common stock. The Company has registered the resale of such shares under the Securities Act.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2004, the Company declared four quarterly common stock dividends and common unit distributions of $0.63 per share and per unit from the first to the fourth quarter. Additionally, in 2004, the Company declared quarterly preferred stock dividends of $50.00 per preferred share from the first to the fourth quarter. The Company also declared four quarterly preferred unit distributions of $18.1818 per preferred unit from the first to the fourth quarter.

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

The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements, applicable REIT and legal restrictions and other factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12: Security Ownership of Certain Beneficial Owners and Management.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company. The consolidated selected operating, balance sheet and other data of the Company as of December 31, 2004, 2003, 2002, 2001 and 2000, and for the years then ended have been derived from the Company’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2004	2003	2002	2001	2000

Total revenues	$ 588,991	$ 569,273	$ 546,463	$ 552,277	$ 543,159
Property expenses (b)	$ 188,669	$ 175,878	$ 160,143	$ 167,009	$ 164,357
General and administrative	$ 31,793	$ 31,320	$ 26,908	$ 28,369	$ 23,194
Interest expense	$ 109,649	$ 115,592	$ 106,833	$ 110,214	$ 103,035
Income from continuing operations	$ 98,739	$ 133,598	$ 131,482	$ 133,635	$ 102,676
Net income available to common shareholders	$ 100,453	$ 141,381	$ 139,722	$ 131,659	$ 185,338
Income from continuing operations
per share – basic	$ 1.60	$ 2.29	$ 2.34	$ 2.18	$ 3.05
Income from continuing operations
per share – diluted	$ 1.59	$ 2.27	$ 2.33	$ 2.17	$ 2.98
Net income per share – basic	$ 1.66	$ 2.45	$ 2.44	$ 2.33	$ 3.18
Net income per share – diluted	$ 1.65	$ 2.43	$ 2.43	$ 2.32	$ 3.10
Dividends declared per common share	$ 2.52	$ 2.52	$ 2.50	$ 2.46	$ 2.38
Basic weighted average shares outstanding	60,351	57,724	57,227	56,538	58,338
Diluted weighted average shares outstanding	68,743	65,980	65,475	64,787	73,071

Balance Sheet Data (a)	December 31,
In thousands	2004	2003	2002	2001	2000

Rental property, before accumulated
depreciation and amortization	$4,160,959	$3,954,632	$3,857,657	$3,378,071	$3,589,877
Rental property held for sale, net	$ 19,132	$ --	$ --	$ 384,626	$ 107,458
Total assets	$3,850,165	$3,749,570	$3,796,429	$3,746,770	$3,676,977
Total debt (c)	$1,702,300	$1,628,584	$1,752,372	$1,700,150	$1,628,512
Total liabilities	$1,877,096	$1,779,983	$1,912,199	$1,867,938	$1,774,239
Minority interests	$ 427,958	$ 428,099	$ 430,036	$ 446,244	$ 449,448
Stockholders’ equity	$1,545,111	$1,541,488	$1,454,194	$1,432,588	$1,453,290

________________________

(a)	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
(b)	Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.
(c)	Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, mortgages, loans payable and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”). Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.2 billion at December 31, 2004. The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994. The Company owns or has interests in 273 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 29.6 million square feet, leased to approximately 2,100 tenants. The properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 8.5 million square feet of additional commercial space.

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

As an owner of real estate, almost all of the Company’s earnings and cash flow is derived from rental revenue received pursuant to leased office space at the Properties. Key factors that affect the Company’s business and financial results include the following:

•	the general economic climate;
•	the occupancy rates of the Properties;
•	rental rates on new or renewed leases;
•	tenant improvement and leasing costs incurred to obtain and retain tenants;
•	the extent of early lease terminations;
•	operating expenses;
•	cost of capital; and
•	the extent of acquisitions, development and sales of real estate.

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

As a result of the economic climate since 2001, substantially all of the real estate markets the Company operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Company’s core markets over the period. Through February 25, 2005, the Company’s core markets continued to be weak. The percentage leased in the Company’s consolidated portfolio of stabilized operating properties decreased to 91.2 percent at December 31, 2004 as compared to 91.5 percent at December 31, 2003 and 92.3 percent at December 31, 2002. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date. Excluded from percentage leased at December 31, 2004 was a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005. Leases that expired as of December

31, 2004, 2003 and 2002 aggregate 439,697, 143,059 and 41,438 square feet, respectively, or 1.5, 0.5 and 0.1 percentage of the net rentable square footage, respectively. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Company’s space that was re-leased (based on first rents payable) during the year ended December 31, 2004 decreased an average of 8.7 percent compared to rates that were in effect under expiring leases, as compared to a 7.8 percent decrease in 2003 and a 3.0 percent increase in 2002. The Company believes that vacancy rates may continue to increase in most of its markets in 2005. As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the year ended December 31, 2004 as compared to the same period last year;
•	results of operations for the year ended December 31, 2003, as compared to the year ended December 31, 2002; and
•	liquidity and capital resources.

Property Transactions in 2004

Property Acquisitions

In 2004, the Company acquired the following office properties:

					Investment by
Acquisition			# of	Rentable	Company (a)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)

04/14/04	5 Wood Hollow Road (b)	Parsippany, Morris County, NJ	1	317,040	$ 34,187
05/12/04	210 South 16th Street (c)	Omaha, Douglas County, NE	1	318,224	8,507
06/01/04	30 Knightsbridge Road (d)	Piscataway, Middlesex County, NJ	4	680,350	49,205
06/01/04	412 Mt. Kemble Avenue (d)	Morris Township, Morris County, NJ	1	475,100	39,743
10/21/04	232 Strawbridge Road (b)	Moorestown, Burlington County, NJ	1	74,258	8,761
11/23/04	One River Center (e)	Middletown, Monmouth County, NJ	3	457,472	69,015
12/20/04	4, 5 & 6 Century Drive (b)	Parsippany, Morris County, NJ	3	279,811	30,860
12/30/04	150 Monument Road (b)	Bala Cynwyd, Montgomery County, PA	1	125,783	18,904

Total Property Acquisitions:			15	2,728,038	$259,182

(a) Amounts are as of December 31, 2004.
(b) Transaction was funded primarily through borrowing on the Company’s revolving credit facility.

(c)    Property was acquired through Company’s receipt of a deed in lieu of foreclosure in satisfaction of the Company’s mortgage note receivable, which was collateralized by the acquired property. The property was subsequently sold on February 4, 2005.

(d) Properties were acquired from AT&T Corporation (“AT&T”), a tenant of the Company, for cash and assumed obligations.

(e)    The Company acquired a 62.5 percent interest in the property through the Company’s conversion of its note receivable with a balance of $13.0 million into a controlling equity interest. The property is subject to a $45.5 million mortgage.

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

Property Sales

The Company sold the following properties during the year ended December 31, 2004:

					Net Sales	Net Book	Realized
Sale			# of	Rentable	Proceeds	Value	Gain/(Loss)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)	(in thousands)	(in thousands)

Office:
10/05/04	340 Mt. Kemble Avenue	Morris Township, Morris County, NJ	1	387,000	$ 75,017	$62,787	$12,230
11/23/04	Texas Portfolio (a)	Dallas and San Antonio, TX	2	554,330	35,124	36,224	(1,100)

Total Office Property Sales:			3	941,330	$110,141	$99,011	$11,130

(a) On November 23, 2004, the Company sold 3030 LBJ Freeway, Dallas, Dallas County and 84 N.E. Loop 410, San Antonio, Bexar County in a single transaction with one buyer.

Subsequent Events

On February 3, 2005, the Company signed agreements to sell its office building located at 600 Community Drive in Manhasset, New York and its office building located at 111 East Shore Road in North Hempstead, New York, which aggregate 292,849 square feet, for a total sales price of $72.5 million. The two agreements are with buyers affiliated with each other and represent a single indivisible transaction. The sale, which is expected to close in the second quarter of 2005, is subject to a right of first refusal in favor of the sole tenant of the Manhasset building, pursuant to terms of its lease agreement with the Company.

On February 4, 2005, the Company sold its 318,224 square foot office property located at 210 South 16th Street in Omaha, Nebraska for a sales price of approximately $8.7 million.

On February 11, 2005, the Company sold its remaining, wholly-owned Texas property, 1122 North Alma Road, a 82,576 square foot office building in Richardson, for a sales price of approximately $2.1 million.

On February 15, 2005, the Company sold its 75,668 square foot office property located at 3 Skyline Drive in Hawthorne, New York for a sales price of approximately $9.6 million.

On March 2, 2005, the Company acquired a 1.2 million square-foot, 42-story high-rise office building located at 101 Hudson Street in Jersey City, New Jersey for a purchase price of approximately $329 million.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the years ended December 31, 2004, 2003 and 2002 was $3.9 million, $7.3 million and

$19.7 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the year ended December 31, 2004 (“2004”), as compared to the year ended December 31, 2003 (“2003”), and for 2003, as compared to the year ended December 31, 2002 (“2002”), make reference to the following: (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2002, excluding Dispositions as defined below (for the 2004 versus 2003 comparison) and which represent all in-service properties owned by the Company at December 31, 2001, excluding Dispositions as defined below (for the 2003 versus 2002 comparison); (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Company or commencing initial operations from January 1, 2003 through December 31, 2004 (for the 2004 versus 2003 comparison) and which represent all properties acquired by the Company or commencing initial operation from January 1, 2002 through December 31, 2003 (for the 2003 versus 2002 comparison) and; (iii) the effect of the “Dispositions,” which represent results for each period for those rental properties sold by the Company during the respective periods.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2004	2003	Change	Change

Revenue from rental operations:
Base rents	$508,781	$490,297	$ 18,484	3.8%
Escalations and recoveries from tenants	67,079	60,242	6,837	11.3
Parking and other	13,131	18,734	(5,603)	(29.9)

Total revenues	588,991	569,273	19,718	3.5

Property expenses:
Real estate taxes	69,877	63,243	6,634	10.5
Utilities	42,157	40,461	1,696	4.2
Operating services	76,635	72,174	4,461	6.2

Sub-total	188,669	175,878	12,791	7.3

General and administrative	31,793	31,320	473	1.5
Depreciation and amortization	130,254	115,549	14,705	12.7
Interest expense	109,649	115,592	(5,943)	(5.1)
Interest income	(1,366)	(1,100)	(266)	(24.2)
Loss on early retirement of debt, net	--	2,372	(2,372)	(100.0)

Total expenses	458,999	439,611	19,388	4.4

Income from continuing operations before minority
interest and equity in earnings of unconsolidated
joint ventures	129,992	129,662	330	0.3
Minority interest in Operating Partnership	(28,438)	(29,045)	607	2.1
Equity in earnings of unconsolidated joint ventures
(net of minority interest), net	(3,452)	11,873	(15,325)	(129.1)
Gain on sale of investment in unconsolidated
joint ventures (net of minority interest)	637	21,108	(20,471)	(97.0)

Income from continuing operations	98,739	133,598	(34,859)	(26.1)
Discontinued operations (net of minority interest):
Income (loss) from discontinued operations	4,333	6,335	(2,002)	(31.6)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	(619)	3,120	(3,739)	(119.8)

Total discontinued operations, net	3,714	9,455	(5,741)	(60.7)
Realized gains (losses) and unrealized losses on
disposition of rental property,
(net of minority interest), net	--	--	--	--

Net income	102,453	143,053	(40,600)	(28.4)
Preferred stock dividends	(2,000)	(1,672)	(328)	(19.6)

Net income available to common shareholders	$100,453	$141,381	$(40,928)	(28.9)%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change

Revenue from rental operations:
Base rents	$18,484	3.8%	$2,740	0.6%	$15,744	3.2%
Escalations and recoveries
from tenants	6,837	11.3	5,208	8.6	1,629	2.7
Parking and other	(5,603)	(29.9)	(5,596)	(29.9)	(7)	--

Total	$19,718	3.5%	$2,352	0.4%	$17,366	3.1%

Property expenses:
Real estate taxes	$ 6,634	10.5%	$4,454	7.1%	$ 2,180	3.4%
Utilities	1,696	4.2	1,208	3.0	488	1.2
Operating services	4,461	6.2	3,284	4.6	1,177	1.6

Total	$12,791	7.3%	$8,946	5.1%	$ 3,845	2.2%

OTHER DATA:
Number of Consolidated Properties	265		248		17
Square feet (in thousands)	28,267		25,655		2,612

Base rents for the Same-Store Properties increased $2.7 million, or 0.6 percent, for 2004 as compared to 2003, due primarily to increases in occupancies at the properties in 2004 from 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $5.2 million, or 8.6 percent, for 2004 over 2003, due primarily to an increased amount of total property expenses in 2004. Parking and other income for the Same-Store Properties decreased $5.6 million, or 29.9 percent, due primarily to a decrease in lease termination fees of $3.9 million in 2004 as compared to 2003 and a construction management fee of $1.2 million in 2003.

Real estate taxes on the Same-Store Properties increased $4.5 million, or 7.1 percent, for 2004 as compared to 2003, due primarily to property tax rate increases in certain municipalities in 2004, partially offset by lower assessments on certain properties in 2004. Utilities for the Same-Store Properties increased $1.2 million, or 3.0 percent, for 2004 as compared to 2003, due primarily to increased electric rates in 2004. Operating services for the Same-Store Properties increased $3.3 million, or 4.6 percent, due primarily to increased repairs and maintenance expenses of $2.6 million, increased insurance costs of $2.1 million, and property management salaries and related expenses of $0.6 million in 2004 as compared to 2003, partially offset by a decrease in snow removal costs in 2004 of $2.0 million.

General and administrative increased by $0.5 million, or 1.5 percent, for 2004 as compared to 2003. This increase was due primarily to compensation costs incurred in connection with the 2004 resignation of the Company’s president of $1.3 million and an increase in other salaries and related expenses of $0.9 million in 2004, partially offset by costs for transactions not consummated of $1.7 million in 2003.

Depreciation and amortization increased by $14.7 million, or 12.7 percent, for 2004 over 2003. Of this increase, $9.4 million, or 8.1 percent, was attributable to the Same-Store Properties primarily on account of the amortization of additional tenant installation costs and $5.3 million, or 4.6 percent, was due to the Acquired Properties.

Interest expense decreased $5.9 million, or 5.1 percent, for 2004 as compared to 2003. This decrease was primarily as a result of the Company’s ability to refinance maturing debt at lower rates, as well as lower average debt balances in 2004.

Interest income increased $0.3 million, or 24.2 percent, for 2004 as compared to 2003. This decrease was due primarily to higher average cash balances in 2004.

Loss on early retirement of debt, net, amounted to $2.4 million in 2003, which was due to costs incurred with the exchange in 2003 of $25.0 million face amount of 7.18 percent senior unsecured notes due December 31, 2003 for $26.1 million face amount of 5.82 percent senior unsecured notes due March 15, 2003, with interest payable semi-annually in arrears.

Equity in earnings of unconsolidated joint ventures (net of minority interest) decreased $15.3 million, or 129.1 percent, for 2004 as compared to 2003. This decrease was due primarily to the sale of the Company’s investment in the American Financial Exchange in late 2003 resulting in a reduction of $11.3 million in 2004, the Company’s share of a valuation allowance taken by the Ashford Loop joint venture of $4.9 million in 2004, and a reduction in 2004 of $1.7 million as a result of the sale in 2003 of a property in Anaheim, California, partially offset by an increase from operations of the Hyatt Hotel at Harborside South Pier of $2.2 million for 2004 as compared to 2003.

Gain on sale of investment in unconsolidated joint venture (net of minority interest) amounted to $0.6 million in 2004 on account of the receipt of additional contingent purchase consideration from the Harborside North Pier sale. Gain on sale of investment in unconsolidated joint venture (net of minority interest) amounted to $21.1 million in 2003 on account of the sale of the Company’s investment in the American Financial Exchange joint venture in 2003.

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures increased to $130.0 million in 2004 from $129.7 million in 2003. The increase of approximately $0.3 million was due to the factors discussed above.

Net income available to common shareholders decreased by $40.9 million, or 28.9 percent, from $141.4 million in 2003 to $100.5 million in 2004. This decrease was primarily the result of the Company having realized a $21.1 million gain on sale of investment in unconsolidated joint venture in 2003 for the sale of its investment in the American Financial Exchange venture. The sale also resulted in a $11.3 million decrease in equity in earnings (loss) of unconsolidated joint ventures in 2004 as compared to 2003. In 2004, the Ashford Loop joint venture incurred a valuation allowance, which resulted in an additional decrease in equity in earnings (loss) from unconsolidated joint ventures of $4.9 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2003	2002	Change	Change

Revenue from rental operations:
Base rents	$490,297	$473,476	$16,821	3.6%
Escalations and recoveries from tenants	60,242	55,349	4,893	8.8
Parking and other	18,734	17,638	1,096	6.2

Total revenues	569,273	546,463	22,810	4.2

Property expenses:
Real estate taxes	63,243	58,810	4,433	7.5
Utilities	40,461	37,082	3,379	9.1
Operating services	72,174	64,251	7,923	12.3

Sub-total	175,878	160,143	15,735	9.8

General and administrative	31,320	26,908	4,412	16.4
Depreciation and amortization	115,549	104,417	11,132	10.7
Interest expense	115,592	106,833	8,759	8.2
Interest income	(1,100)	(2,302)	1,202	52.2
Loss on early retirement of debt, net	2,372	--	2,372	100.0

Total expenses	439,611	395,999	43,612	11.0

Income from continuing operations before minority
interest and equity in earnings of unconsolidated
joint ventures	129,662	150,464	(20,802)	(13.8)
Minority interest in Operating Partnership	(29,045)	(31,989)	2,944	9.2
Equity in earnings of unconsolidated joint ventures
(net of minority interest), net	11,873	13,007	(1,134)	(8.7)
Gain on sale of investment in unconsolidated
joint ventures (net of minority interest)	21,108	--	21,108	100.0

Income from continuing operations	133,598	131,482	2,116	1.6
Discontinued operations (net of minority interest):
Income (loss) from discontinued operations	6,335	5,824	511	8.8
Realized gains (losses) and unrealized losses
on disposition of rental property, net	3,120	--	3,120	100.0

Total discontinued operations, net	9,455	5,824	3,631	62.3
Realized gains (losses) and unrealized losses on
disposition of rental property
(net of minority interest), net	--	2,416	(2,416)	(100.0)

Net income	143,053	139,722	3,331	2.4
Preferred stock dividends	(1,672)	--	(1,672)	(100.0)

Net income available to common shareholders	$141,381	$139,722	$ 1,659	1.2%

The following is a summary of the changes in revenue from rental operations and property expenses divided into Same-Store Properties, Acquired Properties and Dispositions (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties		Dispositions
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change	Change	Change

Revenue from rental operations:
Base rents	$16,821	3.6%	$(3,475)	(0.6)%	$33,349	7.0%	$(13,053)	(2.8)%
Escalations and recoveries
from tenants	4,893	8.8	2,410	4.3	3,820	6.9	(1,337)	(2.4)
Parking and other	1,096	6.2	(242)	(1.3)	1,842	10.4	(504)	(2.9)

Total	$22,810	4.2%	$(1,307)	(0.2)%	$39,011	7.1%	$(14,894)	(2.7)%

Property expenses:
Real estate taxes	$ 4,433	7.5%	$ 1,754	2.9%	$ 3,824	6.5%	$ (1,145)	(1.9)%
Utilities	3,379	9.1	1,453	3.9	3,237	8.7	(1,311)	(3.5)
Operating services	7,923	12.3	4,926	7.7	5,621	8.7	(2,624)	(4.1)

Total	$15,735	9.8%	$ 8,133	5.1%	$12,682	7.9%	$ (5,080)	(3.2)%

OTHER DATA:
Number of Consolidated Properties	256		243		13		31
Square feet (in thousands)	26,957		24,907		2,050		5,047

Base rents for the Same-Store Properties decreased $3.5 million, or 0.6 percent, for 2003 as compared to 2002, due primarily to decreases in space leased and rental rates at the properties in 2003. Escalations and recoveries from tenants for the Same-Store Properties increased $2.4 million, or 4.3 percent, for 2003 over 2002, due primarily to an increased amount of total property expenses in 2003. Parking and other income for the Same-Store Properties decreased $0.2 million, or 1.3 percent, due primarily to a decrease in lease termination fees in 2003.

Real estate taxes on the Same-Store Properties increased $1.8 million, or 2.9 percent, for 2003 as compared to 2002, due primarily to property tax rate increases in certain municipalities in 2003, partially offset by lower assessments on certain properties in 2003. Utilities for the Same-Store Properties increased $1.5 million, or 3.9 percent, for 2003 as compared to 2002, due primarily to increased electric rates in 2003 and increased utility usage on account of the harsh 2003 winter. Operating services for the Same-Store Properties increased $4.9 million, or 7.7 percent, due primarily to increased snow removal costs from the harsh winter in 2003.

General and administrative increased by $4.4 million, or 16.4 percent, for 2003 as compared to 2002. This increase was due primarily to an increase in 2003 in costs for transactions not consummated of $2.0 million, salaries and related expenses of $1.8 million, and professional fees of $1.1 million, as compared to 2002.

Depreciation and amortization increased by $11.1 million, or 10.7 percent, for 2003 over 2002. Of this increase, $4.5 million, or 4.3 percent, is attributable to the Same-Store Properties, primarily on account of properties previously held for sale in 2002 not being depreciated during the period held for sale, which were no longer held for sale in 2003, and $6.6 million, or 6.4 percent, is due to the Acquired Properties.

Interest expense increased $8.8 million, or 8.2 percent, for 2003 as compared to 2002. This increase was due primarily to lower capitalized interest in 2003 on account of less development projects.

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

Gain on sale of investment in unconsolidated joint venture (net of minority interest) amounted to $21.1 million in 2003. This was due to the sale of the Company’s investment in the American Financial Exchange joint venture.

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures decreased to $129.7 million in 2003 from $150.5 million in 2002. The decrease of approximately $20.8 million is due to the factors discussed above.

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

The Company believes that with the general downturn in the economy in recent years, and the softening of the Company’s markets specifically, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2005. As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

REIT Restrictions:

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $154.8 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock and unit dividends and distributions, and scheduled debt service on the Company’s debt.

Property Lock-Ups:

The Company may not dispose of or distribute certain of its properties, currently comprising 72 properties with an aggregate net book value of approximately $1.2 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director, Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), or the Cali Group (which includes John J. Cali, a former director and John R. Cali, director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Company is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

Unencumbered Properties:

As of December 31, 2004, the Company had 248 unencumbered properties, totaling 23.1 million square feet, representing 80.4 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $66.1 million to $12.3 million at December 31, 2004, compared to $78.4 million at December 31, 2003.

This decrease was the net result of $238.4 million provided by operating activities, partially offset by the following:

1)	$105.8 million used in investing activities, consisting primarily of the following
(a) $200.0 million used for additions to rental property;
(b) $27.9 million used for investments in unconsolidated joint ventures;
(c) $13.0 million used for the funding of a note receivable;
(d) partially offset by $25.9 million of distributions received from unconsolidated joint ventures; and
(e) $110.1 million received from proceeds from sale of rental properties.

(2)	$198.8 million used in financing activities, consisting primarily of the following:
	(a)	$300 million used for the repayment of senior unsecured notes,
	(b)	$505.5 million used for the repayment of borrowings under the Company’s unsecured credit facility;
	(c)	$189.4 million used for the payment of dividends and distributions; and
	(d)	$58.6 million used for the repayment of mortgages, loans payable and other obligations;
	(e)	partially offset by:	(i)	$612.5 million from borrowings under the unsecured credit facility;
			(ii)	$202.4 million from proceeds from the sale of senior unsecured notes; and
			(iii)	$45.4 million from proceeds received from stock options and warrants exercised.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2004:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years

Fixed Rate Unsecured Debt	$1,031,102	60.57%	6.80%	6.59
Fixed Rate Secured Debt and
Other Obligations	564,198	33.14%	6.11%	2.78
Variable Rate Unsecured Debt	107,000	6.29%	2.77%	2.90

Totals/Weighted Average:	$1,702,300	100.0%	6.32%	5.10

Debt Maturities:

Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of December 31, 2004 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)

2005	$23,573	$ 148,738	$ 172,311	6.50%
2006	17,537	144,642	162,179	7.10%
2007	16,681	116,364	133,045	3.34%
2008	16,526	--	16,526	4.95%
2009	5,297	300,000	305,297	7.45%
Thereafter	4,100	916,143	920,243	6.24%

Sub-total	83,714	1,625,887	1,709,601	6.32%
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2004	(7,301)	--	(7,301)	--

Totals/Weighted Average	$76,413	$1,625,887	$1,702,300	6.32%

(a) Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of December 31, 2004 of 2.34 percent was used in calculating revolving credit facility.

Senior Unsecured Notes:

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

On January 25, 2005, the Company issued $150.0 million face amount of 5.125 percent senior unsecured notes due January 15, 2015 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148.1 million was used primarily to reduce outstanding borrowings under the unsecured facility.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.0 billion as of December 31, 2004) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

2004 Unsecured Facility

On November 23, 2004, the Company obtained an unsecured revolving credit facility (the “2004 Unsecured Facility”) with a current borrowing capacity of $600.0 million from a group of 27 lenders. As of March 2, 2005, the Company had $290 million outstanding borrowings under the 2004 Unsecured Facility.

The interest rate on any outstanding borrowings under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The Company may instead elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P Moody’s/Fitch (a)	Above LIBOR	Basis Points

No ratings or less than BBB-/Baa3/BBB-	112.5	25.0
BBB-/Baa3/BBB-	80.0	20.0
BBB/Baa2/BBB (current)	65.0	20.0
BBB+/Baa1/BBB+	55.0	15.0
A-/A3/A- or higher	50.0	15.0

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

The 2004 Unsecured Facility matures in November 2007, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise. The Company believes that the 2004 Unsecured Facility is sufficient to meet its revolving credit facility needs.

The terms of the 2004 Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of interest coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other common equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined in the facility agreement) for such period, subject to certain other adjustments.

2002 Unsecured Facility

On September 27, 2002, the Company obtained an unsecured revolving credit facility (the “2002 Unsecured Facility”) with a borrowing capacity of $600.0 million from a group of 15 lenders.

The interest rate on outstanding borrowings under the 2002 Unsecured Facility was LIBOR plus 70 basis points. The Company could have instead elected an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2002 Unsecured Facility also required a 20 basis point facility fee on the borrowing capacity payable quarterly in arrears.

In conjunction with obtaining the 2004 Unsecured Facility, the Company drew funds on the new facility to repay in full and terminate the 2002 Unsecured Facility on November 23, 2004.

Mortgages, Loans Payable and Other Obligations:

The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

On November 12, 2004, the Company refinanced its $150 million, 7.10 percent portfolio mortgage loan with Prudential Insurance Company, which was scheduled to mature on May 15, 2005. The refinanced mortgage loan is secured by seven properties located in Bergen County, New Jersey. The mortgage loan, with a balance of $150 million at December 31, 2004, is interest only, carries an effective interest rate of 4.84 percent and matures on January 15, 2010.

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of December 31, 2004, the Company had $107 million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2005. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:

The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units and preferred units (as converted) since December 31, 2003:

	Common	Common	Preferred Units,
	Stock	Units	as Converted (a)	Total

Outstanding at December 31, 2003	59,420,484	7,795,498	6,205,425	73,421,407
Stock options exercised	1,250,864	--	--	1,250,864
Stock warrants exercised	149,250	--	--	149,250
Common units redeemed for Common Stock	179,051	(179,051)	--	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	11,454	--	--	11,454
Restricted shares issued, net of cancellations	27,772	--	--	27,772

Outstanding at December 31, 2004	61,038,875	7,616,447	6,205,425	74,860,747

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

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 (the “Original Joint Shelf”) filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $1,425,283,478 of securities have been sold. On July 1, 2004, the Company and the Operating Partnership filed a new shelf registration statement on Form S-3 (the “New Joint Shelf”) with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership. Pursuant to Rule 429 under the Securities Act of 1933, as amended (the “Securities Act”), the New Joint Shelf is a combined registration statement which constitutes post-effective amendment no. 1 to the Original Joint Shelf, and the $2.5 billion available for issuance under the New Joint Shelf included the $574,716,522 of remaining availability under the Original Joint Shelf. The New Joint Shelf was declared effective by the SEC on July 22, 2004. As of February 25, 2005, $2.35 billion remained available for issuance under the New Joint Shelf.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures aggregating $124.4 million, at December 31, 2004, is non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has severally guaranteed repayment of approximately $8.0 million on a mortgage at the Harborside South Pier joint venture. The Company has also posted an $8.0 million letter of credit in support of the Harborside South Pier joint venture, $4.0 million of which is indemnified by Hyatt.

The Company’s off-balance sheet arrangements are further discussed in Note 4 – “Investments in Unconsolidated Joint Ventures” to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt, PILOT agreements, and ground lease agreements (dollars in thousands):

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
	Total	year	years	years	years	years

Senior unsecured notes	$1,031,102	$ (799)	$ (2,396)	$313,823	$720,474	--
Revolving credit facility	107,000	--	107,000	--	--	--
Mortgages, loans payable
and other obligations	564,198	171,876	204,031	156,031	32,260	--
Payments in lieu of taxes (PILOT)	93,086	4,102	12,489	9,126	25,185	$42,184
Ground lease payments	22,747	530	1,565	1,020	2,586	17,046

Total	$1,818,133	$175,709	$322,689	$480,000	$780,505	$59,230

Other Commitments and Contingencies

Legal Proceedings:

On February 12, 2003, the New Jersey Sports and Exposition Authority (“NJSEA”) selected The Mills Corporation (“Mills”) and the Company (collectively, the “Meadowlands Venture”) to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. Hartz Mountain Industries, Inc. (“Hartz”) has challenged the NJSEA’s selection. The NJSEA denied its protest. Westfield America, Inc. (“Westfield”) also protested the NJSEA’s selection of Mills and the Company. Westfield’s protest was also denied by the NJSEA. Hartz and Westfield have appealed the denial of their protest. Hartz and Westfield also have appealed the NJSEA’s execution of the Final Redevelopment Agreement for the Arena Site. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato (collectively, the “Braha Group,”) have also filed lawsuits challenging the NJSEA award to Mills and the Company. On May 14, 2004, the Superior Court of New Jersey, Appellate Division, which has jurisdiction of all of the cases, issued an order deciding certain of the issues presented by the cases. The Appellate Division determined that the NJSEA had the statutory authority to develop the Arena Site for mixed uses, including retail, that the NJSEA, in selecting Mills and the Company, did not have to utilize a traditional low bid procurement process, and that the NJSEA complied with the Open Public Meetings Act (“OPMA”) in considering and making its selection. The Appellate Division remanded Hartz’s claims for relief under the Open Public Records Act (“OPRA”). Hartz thereafter petitioned the Supreme Court of New Jersey for certification of the Appellate Division’s decision. The Supreme Court denied the petition on November 5, 2004.

In August 2004, the Superior Court of New Jersey issued a decision on remand on the OPRA issues. The Court ordered the NJSEA to release certain documents to Hartz, but permitted the NJSEA to withhold other documents. Hartz has appealed that decision to the Appellate Division. The Court heard oral arguments on Hartz’s appeal on November 10, 2004. The Appellate Division stayed any further hearing before the NJSEA on Hartz’s bid protest until it decided the appeal. The Appellate Division issued its decision on November 24, 2004 denying all of Hartz’s claims for further relief and dissolved its stay of further hearings. Hartz thereafter petitioned the New Jersey Supreme Court for certification of

NJSEA went forward on December 15 and 16, 2004. The NJSEA’s hearing officer has yet to issue a decision on Hartz’s protest.

In addition to Hartz’s petition for certification pending in the Supreme Court of New Jersey, there are ten pending cases in the Appellate Division which challenge the NJSEA’s selection of the redevelopment proposal by the Meadowlands Venture and the result of the consultative process between the New Jersey Department of Environment Protection (“NJDEP”) and the New Jersey Meadowlands Commission (“NJMC”), on the one hand, and the NJSEA, on the other, conducted pursuant to the requirements of the applicable NJSEA statute. Four of these appeals were filed by Hartz and two each by Westfield and the Braha Group. A ninth case was filed by the Environmental Law Clinic at Columbia Law School on behalf of the Sierra Club, Environmental Defense, New Jersey Public Interest Research Group and New Jersey Environmental Federal.

The tenth case was filed by the Borough of Carlstadt, New Jersey on September 30, 2004. The case was initially filed in the Superior Court law division, but was transferred to the Appellate Division on motion by the NJSEA and the Meadowlands Venture. Carlstadt argues that: (i) the retail elements of Meadowlands Xanadu are not authorized by statute; (ii) the retail elements of Meadowlands Xanadu are not tax exempt under NJSEA’s enabling act; and (iii) the PILOT program for Meadowlands Xanadu is arbitrary and capricious.

Another action taken against Meadowlands Xanadu was filed in the Superior Court of New Jersey, Law Division, on December 20, 2004, by the New Jersey Builders Association (the “Builders Association”). The Builders Association claims that the NJSEA should be required to utilize its property in part for affordable housing. The Builders Association seeks an order prohibiting the development of Meadowlands Xanadu because, in the Builders Association’s view, the NJSEA’s “underutilized” parking lots should be available for the development of affordable housing. On February 4, 2005, the court denied the Builders Association’s application for a temporary restraining order. On February 18, 2005, the court denied the Builders Association’s application for a preliminary injunction and transferred the case to the Superior Court, Appellate Division, for future proceedings. The Company and Mills are not parties to that action. The defendants are the NJMC, NJSEA, the Borough of East Rutherford, and the Planning Board of East Rutherford.

The Company believes that its proposal fully complies with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition taken as a whole.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements are discussed in Note 4: “Investments in Unconsolidated Joint Ventures” to the Financial Statements. Additional information about the debt of the Company’s unconsolidated joint ventures is included in “Liquidity and Capital Resources” herein.

Inflation

The Company’s leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this information, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act. Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Among the factors about which we have made assumptions are:

• changes in the general economic climate; conditions, including those affecting industries in which our principal tenants compete;

• any failure of the general economy to recover from the current economic downturn;

• the extent of any tenant bankruptcies or of any early lease terminations;

• our ability to lease or re-lease space at current or anticipated rents;

• changes in the supply of and demand for office, office/flex and industrial/warehouse properties;

• changes in interest rate levels;

• changes in operating costs;

• our ability to obtain adequate insurance, including coverage for terrorist acts;

• the availability of financing;

• changes in governmental regulation, tax rates and similar matters; and

•      other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated.

For further information on factors which could impact us and the statements contained herein, see Item 1: Business – Risk Factors. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

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

Approximately $1.6 billion of the Company’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2004 was LIBOR plus 65 basis points.

December 31, 2004
Debt,
including current portion ($’s in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Fixed Rate	$171,078	$161,140	$ 25,007	$15,487	$304,444	$918,144	$1,595,300	$1,699,536
Average Interest Rate	6.50%	7.10%	5.70%	4.95%	7.45%	6.15%	6.55%

Variable Rate			$107,000				$ 107,000	$ 107,000

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

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Company’s internal control over financial reporting, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes In Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 23, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 23, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 23, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 23, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 23, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2004

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders

of Mack-Cali Realty Corporation:

We have completed an integrated audit of Mack-Cali Realty Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

March 2, 2005

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,
ASSETS	2004	2003

Rental property
Land and leasehold interests	$ 593,606	$ 552,287
Buildings and improvements	3,296,789	3,176,236
Tenant improvements	262,626	218,493
Furniture, fixtures and equipment	7,938	7,616

	4,160,959	3,954,632
Less – accumulated depreciation and amortization	(641,626)	(546,007)

	3,519,333	3,408,625
Rental property held for sale, net	19,132	--

Net investment in rental property	3,538,465	3,408,625
Cash and cash equivalents	12,270	78,375
Investments in unconsolidated joint ventures	46,743	48,624
Unbilled rents receivable, net	82,586	74,608
Deferred charges and other assets, net	155,060	126,791
Restricted cash	10,477	8,089
Accounts receivable, net of allowance for doubtful accounts
of $1,235 and $1,392	4,564	4,458

Total assets	$3,850,165	$3,749,570

LIABILITIES AND STOCKHOLDERS’ EQUITY

Senior unsecured notes	$1,031,102	$1,127,859
Revolving credit facilities	107,000	--
Mortgages, loans payable and other obligations	564,198	500,725
Dividends and distributions payable	47,712	46,873
Accounts payable, accrued expenses and other liabilities	57,002	41,423
Rents received in advance and security deposits	47,938	40,099
Accrued interest payable	22,144	23,004

Total liabilities	1,877,096	1,779,983

Minority interests:
Operating Partnership	416,855	428,099
Consolidated joint ventures	11,103	--

Total minority interests	427,958	428,099

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
61,038,875 and 59,420,484 shares outstanding	610	594
Additional paid-in capital	1,650,834	1,597,785
Dividends in excess of net earnings	(127,365)	(74,721)
Unamortized stock compensation	(3,968)	(7,170)

Total stockholders’ equity	1,545,111	1,541,488

Total liabilities and stockholders’ equity	$3,850,165	$3,749,570

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS(in thousands, except per share amounts)
========================================================================================================================================

	Year Ended December 31,
REVENUES	2004	2003	2002
Base rents	$508,781	$490,297	$473,476
Escalations and recoveries from tenants	67,079	60,242	55,349
Parking and other	13,131	18,734	17,638

Total revenues	588,991	569,273	546,463

EXPENSES

Real estate taxes	69,877	63,243	58,810
Utilities	42,157	40,461	37,082
Operating services	76,635	72,174	64,251
General and administrative	31,793	31,320	26,908
Depreciation and amortization	130,254	115,549	104,417
Interest expense	109,649	115,592	106,833
Interest income	(1,366)	(1,100)	(2,302)
Loss on early retirement of debt, net	--	2,372	--

Total expenses	458,999	439,611	395,999

Income from continuing operations before minority interest and
equity in earnings of unconsolidated joint ventures	129,992	129,662	150,464
Minority interest in Operating Partnership	(28,438)	(29,045)	(31,989)
Equity in earnings of unconsolidated joint ventures
(net of minority interest), net	(3,452)	11,873	13,007
Gain on sale of investment in unconsolidated joint ventures
(net of minority interest)	637	21,108	--

Income from continuing operations	98,739	133,598	131,482
Discontinued operations (net of minority interest):
Income from discontinued operations	4,333	6,335	5,824
Realized gains (losses) and unrealized losses
on disposition of rental property, net	(619)	3,120	--

Total discontinued operations, net	3,714	9,455	5,824
Realized gains (losses) and unrealized losses
on disposition of rental property (net of minority interest), net	--	--	2,416

Net income	102,453	143,053	139,722
Preferred stock dividends	(2,000)	(1,672)	--

Net income available to common shareholders	$100,453	$141,381	$139,722

Basic earnings per common share:
Income from continuing operations	$1.60	$2.29	$2.34
Discontinued operations	0.06	0.16	0.10

Net income available to common shareholders	$1.66	$2.45	$2.44

Diluted earnings per common share:
Income from continuing operations	$1.59	$2.27	$2.33
Discontinued operations	0.06	0.16	0.10

Net income available to common shareholders	$1.65	$2.43	$2.43

Dividends declared per common share	$2.52	$2.52	$2.50

Basic weighted average shares outstanding	60,351	57,724	57,227

Diluted weighted average shares outstanding	68,743	65,980	65,475

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (in thousands)
=====================================================================================

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-In Capital	Dividends in Excess of Net Earnings	Unamortized Stock Compensation	Total Stockholders' Equity
Balance at January 1, 2002	--	--	56,712	$567	$1,501,623	$(64,906)	$(4,696)	$1,432,588
Net income	--	--	--	--	--	139,722	--	139,722
Common stock dividends	--	--	--	--	--	(143,782)	--	(143,782)
Redemption of common units
for common stock	--	--	269	3	8,296	--	--	8,299
Expiration of Unit Warrants	--	--	--	--	7,501	--	--	7,501
Stock options exercised	--	--	646	6	17,001	--	--	17,007
Stock warrants exercised	--	--	107	1	3,546	--	--	3,547
Directors Deferred comp. plan	--	--	--	--	170	--	--	170
Amortization of stock comp	--	--	--	--	--	--	1,699	1,699
Adj. to fair value of
restricted stock	--	--	--	--	(105)	--	105	--
Repurchase of common stock	--	--	(416)	(4)	(12,553)	--	--	(12,557)

Balance at December 31, 2002	--	--	57,318	$573	$1,525,479	$(68,966)	$(2,892)	$1,454,194
Net income	--	--	--	--	--	143,053	--	143,053
Preferred stock dividends	--	--	--	--	--	(1,672)	--	(1,672)
Common stock dividends	--	--	--	--	--	(147,136)	--	(147,136)
Issuance of preferred stock	10	$25,000	--	--	(164)	--	--	24,836
Redemption of common units
for common stock	--	--	44	1	1,384	--	--	1,385
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	4	--	148	--	--	148
Stock options exercised	--	--	1,421	14	47,182	--	--	47,196
Stock warrants exercised	--	--	443	4	16,577	--	--	16,581
Stock options expense	--	--	--	--	189	--	--	189
Directors Deferred comp. plan	--	--	--	--	227	--	--	227
Issuance of Restricted Stock	--	--	225	2	7,233	--	(5,649)	1,586
Amortization of stock comp	--	--	--	--	--	--	1,931	1,931
Adj. to fair value of
restricted stock	--	--	--	--	575	--	(575)	--
Cancellation of restricted
stock	--	--	--	--	(15)	--	15	--
Repurchase of common stock	--	--	(35)	--	(1,030)	--	--	(1,030)

Balance at December 31, 2003	10	$25,000	59,420	$594	$1,597,785	$(74,721)	$(7,170)	$1,541,488
Net income	--	--	--	--	--	102,453	--	102,453
Preferred stock dividends	--	--	--	--	--	(2,000)	--	(2,000)
Common stock dividends	--	--	--	--	--	(153,097)	--	(153,097)
Redemption of common units
for common stock	--	--	179	2	4,642	--	--	4,644
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	12	--	481	--	--	481
Stock options exercised	--	--	1,251	13	40,507	--	--	40,520
Stock warrants exercised	--	--	149	1	4,924	--	--	4,925
Stock options expense	--	--	--	--	415	--	--	415
Directors Deferred comp. plan	--	--	--	--	265	--	--	265
Issuance of restricted stock	--	--	47	--	2,106	--	(578)	1,528
Amortization of stock comp	--	--	--	--	--	--	3,489	3,489
Adj. to fair value of
restricted stock	--	--	--	--	284	--	(284)	--
Cancellation of restricted
stock	--	--	(19)	--	(575)	--	575	--

Balance at December 31, 2004	10	$25,000	61,039	$610	$1,650,834	$(127,365)	$(3,968)	$1,545,111

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
=====================================================================================

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2004	2003	2002
Net income	$102,453	$143,053	$139,722
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	130,254	115,549	104,417
Depreciation and amortization on discontinued operations	2,320	4,211	5,095
Stock options expense	415	189	--
Amortization of stock compensation	3,489	1,931	1,699
Amortization of deferred financing costs and debt discount	4,163	4,713	4,739
Write-off of unamortized interest rate contract	--	1,540	--
Discount on early retirement of debt	--	(2,008)	--
Equity in earnings of unconsolidated joint venture
(net of minority interest), net	3,452	(11,873)	(13,007)
Gain on sale of investment in unconsolidated joint venture
(net of minority interest)	(637)	(21,108)	--
(Realized gains) unrealized losses on disposition of rental property
(net of minority interest)	619	(3,120)	(2,416)
Minority interest in Operating Partnership	28,438	29,045	31,989
Minority interest in income from discontinued operations	558	858	807
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(11,230)	(10,120)	(7,171)
Increase in deferred charges and other assets, net	(48,306)	(23,681)	(35,649)
Decrease in accounts receivable, net	(106)	1,832	(1,129)
Increase (decrease) in accounts payable, accrued expenses and	15,579	(9,351)	(13,846)
other liabilities
Increase in rents received in advance and security deposits	7,839	1,061	5,526
Decrease in accrued interest payable	(860)	(1,944)	(639)

Net cash provided by operating activities	$238,440	$220,777	$220,137

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to rental property	$(200,033)	$(113,926)	$(253,023)
Repayment of mortgage note receivable	850	3,542	3,813
Investment in unconsolidated joint ventures	(27,945)	(13,472)	(57,106)
Distributions from unconsolidated joint ventures	25,942	14,624	41,642
Proceeds from sale of investment in unconsolidated joint venture	720	164,867	--
Proceeds from sales of rental property	110,141	18,690	158,188
Funding of note receivable	(13,042)	--	--
Decrease (increase) in restricted cash	(2,388)	(312)	137

Net cash (used in) provided by investing activities	$(105,755)	$74,013	$(106,349)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from senior unsecured notes	$202,363	$124,714	--
Borrowings from revolving credit facility	612,475	297,852	$495,575
Repayment of senior unsecured notes	(300,000)	(95,284)	--
Repayment of revolving credit facility	(505,475)	(370,852)	(482,075)
Borrowings from mortgages, loans payable and other obligations	--	--	41,749
Repayment of mortgages, loans payable and other obligations	(58,553)	(78,687)	(3,635)
Net proceeds from preferred stock issuance	--	24,836	--
Repurchase of common stock	--	(1,030)	(12,557)
Payment of financing costs	(5,648)	(577)	(6,971)
Proceeds from stock options exercised	40,520	47,196	17,001
Proceeds from stock warrants exercised	4,925	16,581	3,546
Payment of dividends and distributions	(189,397)	(182,331)	(178,089)

Net cash used in financing activities	$(198,790)	$(217,582)	$(125,456)

Net (decrease) increase in cash and cash equivalents	$(66,105)	$77,208	$(11,668)
Cash and cash equivalents, beginning of period	78,375	$1,167	$12,835

Cash and cash equivalents, end of period	$12,270	$78,375	$1,167

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of December 31, 2004, the Company owned or had interests in 273 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 29.6 million square feet, which are comprised of 165 office buildings and 97 office/flex buildings, totaling approximately 29.2 million square feet (which include three office buildings and one office/flex building aggregating 836,000 square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others. The Properties are located in nine states, primarily in the Northeast, plus the District of Columbia.

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

Rental

Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $86,916 and $84,105 (including land of $53,705 and $49,045) as of December 31, 2004 and 2003, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Rental Property

Held for Sale and

Discontinued

Operations

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in management’s opinion, the net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established. Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented. See Note 7: Discontinued Operations.

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

Investments in

Unconsolidated

Joint Ventures, Net

The Company accounts for its investments in unconsolidated joint ventures for which the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) does not apply under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

FIN 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise should consolidate the VIE (the “primary beneficiary”). Generally, FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest. The Company adopted FIN 46 in 2003. The effect of adoption was not material.

The Company has evaluated its joint ventures with regards to FIN 46. As of December 31, 2004, the Company has identified its Meadowlands Xanadu joint venture with the Mills Corporation as a VIE, but is not consolidating such venture as the Company is not the primary beneficiary. Disclosure about this VIE is included in Note 4 – Investments in Unconsolidated Joint Ventures.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. Management does not believe that the value of any of the Company’s investments in unconsolidated joint ventures is impaired. See Note 4: Investments in Unconsolidated Joint Ventures.

Cash and Cash

Equivalents	All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Deferred

Financing Costs

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $4,163, $4,713 and $4,739 for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred

Leasing Costs

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $3,907, $3,783 and $4,083 for the years ended December 31, 2004, 2003 and 2002, respectively.

Derivative

Instruments

The Company measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated and qualifying as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

Revenue

Recognition

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services arranged for the Company, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties. Escalations and recoveries are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 15: Tenant Leases.

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

Dividends and

Distributions

Payable

The dividends and distributions payable at December 31, 2004 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (61,118,025 shares), distributions payable to minority interest common unitholders (7,616,447 common units) and preferred distributions payable to preferred unitholders (215,018 preferred units) for all such holders of record as of January 5, 2005 with respect to the fourth quarter 2004. The fourth quarter 2004 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.63 per common share and unit, as well as the fourth quarter 2004 preferred unit distributions of $18.1818 per preferred unit, were approved by the Board of Directors on December 7, 2004. The preferred stock dividends, common stock dividends, and common and preferred unit distributions payable were paid on January 18, 2005.

The dividends and distributions payable at December 31, 2003 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (59,606,504 shares), distributions payable to minority interest common unitholders (7,795,498 common units) and preferred distributions payable to preferred unitholders (215,018 preferred units) for all such holders of record as of January 6, 2004 with respect to the fourth quarter 2003. The fourth quarter 2003 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.63 per common share and unit, as well as the fourth quarter preferred unit distributions of $18.1818 per preferred unit, were approved by the Board of Directors on December 17, 2003. The preferred stock dividends payable were paid on January 15, 2004. The common stock dividends and common and preferred unit distributions payable were paid on January 16, 2004.

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

In 2002, the Company adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the years ended December 31, 2004, 2003 and 2002, the Company recorded restricted stock and stock options expense of $5,432, $4,353 and $1,738, respectively. FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented as follows:

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

	2004	2003	2002
	Basic EPS	Basic EPS	Basic EPS
Net income, as reported	$102,453	$143,053	$139,722
Add: Stock-based compensation expense included in reported
net income (net of minority interest)	4,813	3,835	1,528
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards	(6,308)	(5,094)	(4,351)
Add: Minority interest on stock-based compensation expense
under fair value based method	719	607	527

Pro forma net income	101,677	142,401	137,426
Deduct: Preferred stock dividends	(2,000)	(1,672)	--

Pro forma net income available to common shareholders - basic	$99,677	$140,729	$137,426

Earnings Per Share:
Basic - as reported	$1.66	$2.45	$2.44
Basic - pro forma	$1.65	$2.44	$2.40
Diluted - as reported	$1.65	$2.43	$2.43
Diluted - pro forma	$1.64	$2.42	$2.39

3.  REAL ESTATE PROPERTY TRANSACTIONS

2004 TRANSACTIONS
Property Acquisitions
The Company acquired the following operating properties during the year ended December 31, 2004:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Investment by Company (a) (in thousands)
04/14/04	5 Wood Hollow Road (b)	Parsippany, Morris County, NJ	1	317,040	$34,187
05/12/04	210 South 16th Street (c)	Omaha, Douglas County, NE	1	318,224	8,507
06/01/04	30 Knightsbridge Road (d)	Piscataway, Middlesex County, NJ	4	680,350	49,205
06/01/04	412 Mt. Kemble Avenue (d)	Morris Township, Morris County, NJ	1	475,100	39,743
10/21/04	232 Strawbridge Road (b)	Moorestown, Burlington County, NJ	1	74,258	8,761
11/23/04	One River Center (e)	Middletown, Monmouth County, NJ	3	457,472	69,015
12/20/04	4, 5 & 6 Century Drive (b) Parsippany, Morris County, NJ		3	279,811	30,860
12/30/04	150 Monument Road (b)	Bala Cynwyd, Montgomery County, PA	1	125,783	18,904

Total Property Acquisitions:			15	2,728,038	$259,182

(a)     Amounts are as of December 31, 2004.
(b)     Transaction was funded primarily through borrowing on the Company’s revolving credit facility.
(c)	Property was acquired through Company’s receipt of a deed in lieu of foreclosure in satisfaction of the Company’s mortgage note receivable, which was collateralized by the acquired property. The property was subsequently sold on February 4, 2005.

(d)   Properties were acquired from AT&T Corporation (“AT&T”), a tenant of the Company, for cash and assumed obligations, as follows:

(1)   Acquired 30 Knightsbridge Road, a four-building office complex, aggregating 680,350 square feet and located in Piscataway, New Jersey. AT&T, which occupied the entire complex, has leased back from the Company two of the buildings in the complex, totaling 275,000 square feet, for 10 years and seven months, and leased back the remaining 405,350 square feet of the complex through October 2004;

(2)   Acquired Kemble Plaza II, a 475,100 square foot office building located in Morris Township, New Jersey, which the Company had previously sold to AT&T in June of 2000. AT&T, which occupied the entire building, leased back the entire property from the Company for one year from the date of acquisition;

(3)   Signed a lease extension at the Company’s Kemble Plaza I property in Morris Township, New Jersey, extending AT&T’s lease for the entire 387,000 square foot building for an additional five years to August 2014. Under the lease extension, the Company agreed, among other things, to fund up to $2.1 million of tenant improvements to be performed by AT&T at the property;

(4)   Paid cash consideration of approximately $12.9 million to AT&T; and

(5)   Assumed AT&T’s lease obligations with third-party landlords at seven office buildings, aggregating 922,674 square feet, which carry a weighted average remaining term of 4.5 years. The Company has estimated that the obligations, net of estimated sub-lease income, total approximately $84.8 million, with a net present value of approximately $76.2 million utilizing a weighted average discount rate of 4.85 percent. The net present value of the assumed obligations as of December 31, 2004 is included in mortgages, loans payable and other obligations (see Note 10: Mortgages, Loans Payable and Other Obligations).

(e)    The Company acquired a 62.5 percent interest in the property through the Company’s conversion of its note receivable with a balance of $13.0 million into a controlling equity interest. The property is subject to a $45.5 million mortgage.

Land Acquisitions

On May 14, 2004, the Company acquired approximately five acres of land in Plymouth Meeting, Pennsylvania. Previously, the Company leased this land parcel, upon which the Company owns a 167,748 square foot office building. The land was acquired for approximately $6,094.

On June 25, 2004, the Company acquired approximately 59.9 acres of developable land located in West Windsor, New Jersey for approximately $20,572.

Property Sales

The Company sold the following operating properties during the year ended December 31, 2004:

					Net Sales	Net Book	Realized
Sale			# of	Rentable	Proceeds	Value	Gain/(Loss)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)	(in thousands)	(in thousands)

Office:
10/05/04	340 Mt. Kemble Avenue	Morris Township, Morris County, NJ	1	387,000	$ 75,017	$62,787	$12,230
11/23/04	Texas Portfolio (a)	Dallas and San Antonio, TX	2	554,330	35,124	36,224	(1,100)

Total Office Property Sales:			3	941,330	$110,141	$99,011	$11,130

(a) On November 23, 2004, the Company sold 3030 LBJ Freeway, Dallas, Dallas County and 84 N.E. Loop 410, San Antonio, Bexar County in a single transaction with one buyer.

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

(a)

Transactions were funded primarily through borrowings on the Company’s revolving credit facility, from net proceeds received in the sale or sales of rental property, and/or from the Company’s cash reserves. Amounts are as of December 31, 2003.

Sales

The Company sold the following properties during the year ended December 31, 2003:

Sale			# of	Rentable	Net Sales	Net Book	Realized
Date	Property/Address	Location	Bldgs.	Square Feet	Proceeds	Value	Gain/(Loss)

Office:
03/28/03	1770 St. James Place	Houston, Harris County, TX	1	103,689	$ 5,469	$ 4,145	$1,324
10/31/03	111 Soledad	San Antonio, Bexar County, TX	1	248,153	10,782	10,538	244

Total Office Property Sales:			2	351,842	$16,251	$14,683	$1,568

Land:
11/19/03	Home Depot land lease	Hamilton Township, Mercer County, NJ	1	27.7 acres	2,471	498	1,973

Total Sales:			3	351,842	$18,722	$15,181	$3,541

SUBSEQUENT EVENT TRANSACTIONS

On February 3, 2005, the Company signed agreements to sell its office building located at 600 Community Drive in Manhasset, New York and its office building at 111 East Shore Road in North Hempstead, New York, which aggregate 292,849 square feet, for a total sales price of $72,500. The two agreements are with buyers affiliated with each other and represent a single indivisible transaction. The sale, which is expected to close in the second quarter of 2005, is subject to a right of first refusal in favor of the sole tenant of the Manhasset building, pursuant to terms of its lease agreement with the Company.

On February 4, 2005, the Company sold its 318,224 square foot office property located at 210 South 16th Street in Omaha, Nebraska for a sales price of approximately $8,675.

On February 11, 2005, the Company sold its remaining, wholly-owned Texas property, 1122 North Alma Road, a 82,576 square foot office building in Richardson, for a sales price of approximately $2,125.

On February 15, 2005, the Company sold its 75,668 square foot office property located at 3 Skyline Drive in Hawthorne, New York for a sales price of approximately $9,618.

On March 2, 2005, the Company acquired a 1.2 million square-foot, 42-story high-rise office building located at 101 Hudson Street in Jersey City, New Jersey for a purchase price of approximately $329,000.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company’s unconsolidated joint ventures aggregating $124,363 as of December 31, 2004 is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease, which requires the joint venture to pay the NJSEA a $160,000 development rights fee at the start of construction of the entertainment phase, when all permits and approvals are obtained, and the payment of fixed rent over the term. Fixed rent will be in the amount of $1 per year for the first 15 years, increasing to $7,500 from the 16th to the 18th year, increasing to $8,447 in the 19th year, increasing to $8,700 in the 20th year, increasing to $8,961 in the 21st year, then to $9,200 in the 23rd to 26th year, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the venture, as described in the ground lease agreement. On October 5, 2004, the Meadowlands Venture and the NJSEA entered into the First Amendment to the Redevelopment Agreement. Pursuant to the amendment, the ground lease was also executed on October 5, 2004, but payment of the $160,000 development rights fee has been postponed until the satisfaction of certain material conditions, such as the receipt of all necessary governmental permits and approvals for the project. If the material conditions are not satisfied by March 31, 2005, the Meadowlands Venture has the right to either terminate the transaction, or tender payment of the development rights fee, subject to: (i) the NJSEA’s obligation to refund this amount if certain events adversely impacting the project occur within 12 months thereafter, and (ii) an escrow of portions of the development rights fee for up to a 12-month period. Also pursuant to the First Amendment to the Redevelopment Agreement, the Meadowlands Venture is required to convey certain vacant land, known as the Empire Tract, to a conservancy trust in exchange for a payment of $26,800 from the NJSEA. This payment will be made upon the NJSEA’s receipt of the $160,000 development rights fee.

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

On February 12, 2003, the New Jersey Sports and Exposition Authority (“NJSEA”) selected The Mills Corporation (“Mills”) and the Company to redevelop the Continental Airlines Arena site (“Arena Site”) for mixed uses, including retail. Hartz Mountain Industries, Inc. (“Hartz”) has challenged the NJSEA’s selection. The NJSEA denied its protest. Westfield America, Inc. (“Westfield”) also protested the NJSEA’s selection of Mills and the Company. Westfield’s protest was also denied by the NJSEA. Hartz and Westfield have appealed the denial of their protest. Hartz and Westfield also have appealed the NJSEA’s execution of the Final Redevelopment Agreement for the Arena Site. Four citizens, Elliot Braha, Richard DeLauro, George Perry and Carol Coronato (collectively, the “Braha Group,”) have also filed lawsuits challenging the NJSEA award to Mills and the Company. On May 14, 2004, the Superior Court of New Jersey, Appellate Division, which has jurisdiction of all of the cases, issued an order deciding certain of the issues presented by the cases. The Appellate Division determined that the NJSEA had the statutory authority to develop the Arena Site for mixed uses, including retail, that the NJSEA, in selecting Mills and the Company, did not have to utilize a traditional low bid procurement process, and that the NJSEA complied with the Open Public Meetings Act (“OPMA”) in considering and making its selection. The Appellate Division remanded Hartz’s claims for relief under the Open Public Records Act (“OPRA”). Hartz thereafter petitioned the Supreme Court of New Jersey for certification of the Appellate Division's decision. The Supreme Court denied the petition on November 5, 2004.

In August 2004, the Superior Court of New Jersey issued a decision on remand on the OPRA issues. The Court ordered the NJSEA to release certain documents to Hartz, but permitted the NJSEA to withhold other documents. Hartz has appealed that decision to the Appellate Division. The Court heard oral arguments on Hartz’s appeal on November 10, 2004. The Appellate Division stayed any further hearing before the NJSEA on Hartz’s bid protest until it decided the appeal. The Appellate Division issued its decision on November 24, 2004 denying all of Hartz’s claims for further relief and dissolved its stay of further hearings. Hartz thereafter petitioned the New Jersey Supreme Court for certification of the Appellate Division’s decision. The petition remains pending undecided. The supplemental hearing before the NJSEA went forward on December 15 and 16, 2004. The NJSEA’s hearing officer has yet to issue a decision on Hartz’s protest.

In addition to Hartz’s petition for certification pending in the Supreme Court of New Jersey, there are ten pending cases in the Appellate Division which challenge the NJSEA’s selection of the redevelopment proposal by the Meadowlands Venture and the result of the consultative process between the New Jersey Department of Environment Protection (“NJDEP”) and the New Jersey Meadowlands Commission (“NJMC”), on the one hand, and the NJSEA, on the other, conducted pursuant to the requirements of the applicable NJSEA statute. Four of these appeals were filed by Hartz and two each by Westfield and the Braha Group. A ninth case was filed by the Environmental Law Clinic at Columbia Law School on behalf of the Sierra Club, Environmental Defense, New Jersey Public Interest Research Group and New Jersey Environmental Federal.

The tenth case was filed by the Borough of Carlstadt, New Jersey on September 30, 2004. The case was initially filed in the Superior Court law division, but was transferred to the Appellate Division on motion by the NJSEA and the Meadowlands Venture. Carlstadt argues that: (i) the retail elements of Meadowlands Xanadu are not authorized by statute; (ii) the retail elements of Meadowlands Xanadu are not tax exempt under NJSEA’s enabling act; and (iii) the PILOT program for Meadowlands Xanadu is arbitrary and capricious.

Another action taken against Meadowlands Xanadu was filed in the Superior Court of New Jersey, Law Division, on December 20, 2004, by the New Jersey Builders Association (the “Builders Association”). The Builders Association claims that the NJSEA should be required to utilize its property in part for affordable housing. The Builders Association seeks an order prohibiting the development of Meadowlands Xanadu because, in the Builders Association’s view, the NJSEA’s “underutilized” parking lots should be available for the development of affordable housing. On February 4,

2005, the court denied the Builders Association’s application for a temporary restraining order. On February 18, 2005, the court denied the Builders Association’s application for a preliminary injunction and transferred the case to the Superior Court, Appellate Division, for future proceedings. The Company and Mills are not parties to that action. The defendants are the NJMC, NJSEA, the Borough of East Rutherford, and the Planning Board of East Rutherford.

The Company believes that its proposal fully complies with applicable laws and the request for proposals, and plans to vigorously enforce its rights concerning this project. The Company does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company's financial condition taken as a whole.

HPMC

On July 21, 1998, the Company entered into a joint venture with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.). HPMC Development Partners II, L.P.’s efforts have focused on three development projects, commonly referred to as Lava Ridge, Pacific Plaza I & II and Stadium Gateway.

The Company has a 50 percent ownership interest and HCG Development, L.L.C. and Summit Partners I, L.L.C. (both of which are not affiliated with the Company) collectively have a 50 percent ownership interest in HPMC Development Partners II, L.P. Significant terms of the applicable partnership agreements, among other things, call for the Company to provide 80 percent and HCG Development, L.L.C. and Summit Partners I, L.L.C. to collectively provide 20 percent of the development equity capital. As the Company has agreed to fund development equity capital disproportionate to its ownership interest, it was granted a preferred return of 10 percent on its invested capital as a priority. Profits and losses are allocated to the partners based upon the priority of distributions specified in the respective agreements and entitle the Company to a preferred return, as well as 50 percent of residual profits above the preferred returns. Equity in earnings recognized by the Company consists of preferred returns and the Company’s equity in earnings (loss) after giving effect to the payment of such preferred returns.

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

Pacific Plaza I & II

Pacific Plaza I & II is a two-phase development joint venture project, located in Daly City, California between, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consists of a nine-story office building, aggregating 364,384 square feet. Phase II, which comprises a three-story retail and theater complex, commenced initial operations in June 2002. On August 27, 2004, the venture sold the Pacific Plaza I & II complex for approximately $143,000. The Company performed management services for the property while it was owned by the venture and recognized $203, $318 and $315 in fees for such services in the years ended December 31, 2004, 2003 and 2002, respectively.

G&G MARTCO (Convention Plaza)

The Company holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California. The venture has a mortgage loan with a $43,236 balance at December 31, 2004 collateralized by its office property. The loan also provides the venture the ability to increase the balance of the loan up to an additional $4,681 for the funding of qualified leasing costs. The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (2.40 percent at December 31, 2004) plus 162.5 basis points and matures in August 2006. The Company performs management and leasing services for the property owned by the joint venture and recognized $131, $225 and $254 in fees for such services in the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Company performed management, leasing and development services for the Plaza 10 property when it was owned by the venture and recognized $0, $2,692 and $156 in fees from the venture for such services in the years ended December 31, 2004, 2003 and 2002, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,936 balance at December 31, 2004 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2007, with a two-year extension option.

In 2001, the property’s then principal tenant, Superior Bank, was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. The tenant continued to meet its rental payment obligations through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant’s ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which was included in the Company’s equity in earnings for the year ended December 31, 2002. Subsequently, the venture’s management determined it was unlikely a prospective tenant would retain tenant improvements previously made to Superior Bank’s space and, accordingly, the venture accelerated amortization of those tenant improvements and recorded a charge of $3,586, which is included in the Company’s equity in earnings in the year ended September 30, 2003. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $165, $12 and $56 in fees for such services in the years ended December 31, 2004, 2003 and 2002 respectively.

ASHFORD LOOP ASSOCIATES L.P. (1001 South Dairy Ashford/2100 West Loop South)

On September 18, 1998, the Company entered into a joint venture with Prudential to form Ashford Loop Associates L.P. The venture was formed to own, manage and operate 1001 South Dairy Ashford, a 130,000 square foot office building acquired on September 18, 1998, and 2100 West Loop South, a 168,000 square foot office building acquired on November 25, 1998, both located in Houston, Texas. The Company holds a 20 percent interest in the joint venture. Included in depreciation and amortization in the results of operations for the year ended December 31, 2004 presented herein for the joint venture is a valuation allowance of $24,575 on account of the carrying value of the venture’s assets exceeding the net realizable value as of December 31, 2004. Included in the Company’s equity in earnings (loss) of unconsolidated joint venture for the year ended December 31, 2004 was a $4,915 loss representing the Company’s share of the valuation allowance. The Company performed management and leasing services through March 2002 for the properties owned by the joint venture and recognized $45 in fees for such services in the year ended March 31, 2002. On February 25, 2005, the Company sold its interest in the venture to Prudential for approximately $2,700.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT

On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002. The Company owns a 50 percent interest in the venture.

The venture had a mortgage loan with a commercial bank with a $62,902 balance at December 31, 2003 collateralized by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points, which was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date, the venture repaid the mortgage loan using the proceeds from a new $40,000 mortgage loan, collateralized by the hotel property, as well as capital contributions from the Company and Hyatt of $10,750 each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. On May 25, 2004, the venture obtained a second mortgage loan with a commercial bank for $20,000 (with a balance as of December 31, 2004 of $16,000) collateralized by the hotel property, in which each partner, including the Company, has severally guaranteed repayment of approximately $8,000. The loan carries an interest rate of LIBOR plus 175 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. The proceeds from this loan were used to make distributions to the Company and Hyatt in the amount of $10,000 each. Additionally, the venture has an $8,000 loan with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Company has posted an $8,000 letter of credit in support of this loan, $4,000 of which is indemnified by Hyatt.

NORTH PIER AT HARBORSIDE – RESIDENTIAL DEVELOPMENT

On April 3, 2001, the Company sold its North Pier at Harborside Financial Center, Jersey City, New Jersey to an entity which planned on developing residential housing on the site. At the time, the Company received net sales proceeds of approximately $3,357 (which included a note receivable of $2,027 subsequently repaid in 2002), and recognized a gain of $439 (before minority interest) from the transaction. On March 31, 2004, the Company received additional purchase consideration of $720, for which the Company recorded a gain of $637 (net of minority interest of $83) in gain on sale of investment in unconsolidated joint ventures for the year ended December 31, 2004.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2004 and 2003:

	December 31, 2004

	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	Harborside South Pier	Combined Total

Assets:
Rental property, net	$233,703	$—	$8,571	$—	$12,629	$13,030	$11,256	$—	$79,721	$358,910
Other assets	1,420	—	4,916	—	1,463	1,559	539	—	12,037	21,934

Total assets	$235,123	$—	$13,487	$—	$14,092	$14,589	$11,795	$—	$91,758	$380,844

Liabilities and
partners’/
members’
capital (deficit):
Mortgages and
loans payable	$—	$—	$43,236	$—	$—	$14,936	$—	$—	$66,191	$124,363
Other liabilities	6,654	—	924	—	1,376	334	670	—	4,125	14,083
Partners’/members’
capital	228,469	—	(30,673)	—	12,716	(681)	11,125	—	21,442	242,398

Total liabilities
and partners’/
members’
capital	$235,123	$—	$13,487	$—	$14,092	$14,589	$11,795	$—	$91,758	$380,844

Company’s
net investment
in unconsolidated
joint ventures	$17,359	$—	$7,157	$—	$6,279	$—	$2,664	$—	$13,284	$46,743

	December 31, 2003

	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	Harborside South Pier	Combined Total

Assets:
Rental property, net	$142,968	$—	$7,207	$—	$13,196	$13,262	$36,058	$—	$85,214	$297,905
Other assets	1,535	13,354	3,091	—	3,307	548	336	—	11,317	33,488

Total assets	$144,503	$13,354	$10,298	$—	$16,503	$13,810	$36,394	$—	$96,531	$331,393

Liabilities and
partners’/
members’
capital (deficit):
Mortgages and
loans payable	$—	$—	$41,563	$—	$—	$14,936	$—	$—	$73,175	$129,674
Other liabilities	1,571	44	868	—	1,472	88	712	—	2,726	7,481
Partners’/members’
capital	142,932	13,310	(32,133)	—	15,031	(1,214)	35,682	—	20,630	194,238

Total liabilities
and partners’/
members’
capital	$144,503	$13,354	$10,298	$—	$16,503	$13,810	$36,394	$—	$96,531	$331,393

Company’s
net investment
in unconsolidated
joint ventures	$1,073	$12,808	$6,427	$—	$7,437	$—	$7,575	$—	$13,304	$48,624

The following is a summary of the results of operations of the unconsolidated joint ventures in which the Company had investment interests for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31, 2004

	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total

Total revenues	$—	$10,755	$7,455	$—	$91	$1,694	$2,937	$—	$30,345	$—	$53,277
Operating and
Other expenses	—	(259)	(3,652)	—	(166)	(1,252)	(3,403)	—	(19,726)	—	(28,458)
Depreciation and
amortization	—	—	(1,024)	—	(616)	(630)	(25,550)	—	(6,501)	—	(34,321)
Interest expense	—	—	(1,320)	—	—	(479)	—	—	(2,413)	—	(4,212)

Net income (loss)	$—	$10,496	$1,459	$—	$(691)	$(667)	$(26,016)	$—	$1,705	$—	$(13,714)

Company’s equity
in earnings (loss) of
unconsolidated
joint ventures	$—	$661	$730	$—	$(346)	$(600)	$(5,203)	$—	$872	$434	$(3,452)

	Year Ended December 31, 2003

	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange (a)	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total

Total revenues	$—	$3,995	$12,411	$17,398	$1,730	$238	$3,801	$—	$23,933	$—	$63,506
Operating and
Other expenses	—	(71)	(4,017)	(3,040)	(44)	(970)	(3,062)	—	(16,326)	—	(27,530)
Depreciation and
amortization	—	—	(1,533)	(2,912)	(228)	(555)	(974)	—	(6,262)	—	(12,464)
Interest expense	—	—	(1,497)	—	—	(451)	—	—	(3,174)	—	(5,122)

Net income (loss)	$—	$3,924	$5,364	$11,446	$1,458	$(1,738)	$(235)	$—	$(1,829)	$—	$18,390

Company’s equity
in earnings (loss) of
unconsolidated
joint ventures	$—	$2,325	$2,559	$11,342	$(83)	$(1,332)	$(47)	$—	$(1,284)	$(1,607)	$11,873

(a)	Represents results of operations for period in which Company had ownership interest of January 1, 2003 through September 28, 2003.

	Year Ended December 31, 2002

	Meadowlands Xanadu	HPMC	G&G Martco	American Financial Exchange	Plaza VIII & IX Associates	Ramland Realty	Ashford Loop	ARCap	Harborside South Pier	Minority Interest in Operating Partnership	Combined Total

Total revenues	$—	$9,952	$13,394	$7,063	$—	$1,856	$4,472	$95,620	$10,325	$—	$142,682
Operating and
Other expenses	—	(102)	(4,009)	(1,121)	——	(1,043)	(2,968)	(35,476)	(9,922)	—	(54,641)
Depreciation and
amortization	—	—	(1,646)	(1,046)	—	(4,016)	(1,076)	—	(3,097)	—	(10,881)
Interest expense	—	—	(1,951)	—	—	(745)	—	(28,995)	(1,598)	—	(33,289)

Net income (loss)	$—	$9,850	$5,788	$4,896	$—	$(3,948)	$428	$31,149	$(4,292)	$—	$43,871

Company’s equity
in earnings (loss) of
unconsolidated
joint ventures	$—	$5,789	$2,999	$5,037	$—	$(1,782)	$159	$4,390	$(1,799)	$(1,786)	$13,007

5.  DEFERRED CHARGES AND OTHER ASSETS

	December 31,
	2004	2003
Deferred leasing costs	$ 152,525	$ 136,231
Deferred financing costs	17,137	24,446

	169,662	160,677
Accumulated amortization	(58,170)	(56,778)

Deferred charges, net	111,492	103,899
Notes receivable	--	8,750
In-place lease values and related intangible assets, net	17,560	1,726
Prepaid expenses and other assets, net	26,008	12,416

Total deferred charges and other assets, net	$ 155,060	$ 126,791

6.  RESTRICTED CASH

Restricted cash includes security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

	December 31,
	2004	2003
Security deposits	$ 8,976	$7,739
Escrow and other reserve funds	1,501	350

Total restricted cash	$10,477	$8,089

7.  DISCONTINUED OPERATIONS

On December 3, 2004, the Company identified its 318,224 square foot office property located at 210 South 16th Street in Omaha, Nebraska as held for sale. The property was subsequently sold by the Company on February 4, 2005 for approximately $8,675.

On October 15, 2004, the Company identified its 75,668 square foot office property located at 3 Skyline Drive in Hawthorne, New York as held for sale. The property was subsequently sold by the Company on February 15, 2005 for approximately $9,618.

On August 5, 2004, the Company identified its 387,000 square foot office property located at 340 Mount Kemble Avenue in Morris Township, New Jersey as held for sale. The property was subsequently sold by the Company on October 5, 2004 for approximately $77,000.

On June 30, 2004, the Company identified three office properties, which are located at 3030 L.B.J. Freeway, Dallas, Texas; 1122 Alma Road, Richardson, Texas; and 84 N.E. Loop 410, San Antonio, Texas, and which aggregate 636,906 square feet, as held for sale. During the three months ended June 30, 2004, the Company determined that the carrying amounts of the properties identified as held for sale were not expected to be recovered from estimated net sale proceeds from these property sales and, accordingly, recognized a valuation allowance of $10,501 (net of minority interest of $1,355) in that period. On November 23, 2004, the Company sold 3030 L.B.J. Freeway, Dallas, Dallas County and 84 N.E. Loop 410, San Antonio, Bexar County in a single transaction with one buyer for approximately $39,100. On February 11, 2005, the Company sold its remaining, wholly-owned Texas property, 1122 North Alma Road, a 82,576 square foot office building in Richardson, for approximately $2,125.

The above referenced properties identified as held for sale as of December 31, 2004 carried an aggregate book value of $19,132, net of accumulated depreciation of $1,550 and a valuation allowance of $1,247 at December 31, 2004.

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

The following tables summarize income from discontinued operations (net of minority interest) and the related realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002

Total revenues	$14,163	$19,513	$20,849
Operating and other expenses	(6,497)	(7,396)	(8,133)
Depreciation and amortization	(2,320)	(4,211)	(5,095)
Interest expense	(455)	(713)	(990)
Minority interest	(558)	(858)	(807)

Income from discontinued operations (net of minority interest)	$ 4,333	$ 6,335	$ 5,824

	Year Ended December 31,
	2004	2003	2002

Realized gains on disposition of rental property	$11,130	$ 3,541	$--
Unrealized losses on disposition of rental property	(11,856)	--	--
Minority interest	107	(421)	--

Realized gains (losses) and unrealized losses on disposition
of rental property (net of minority interest), net	$(619)	$ 3,120	$--

8.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of December 31, 2004 and 2003 is as follows:

	December 31,		Effective
	2004	2003	Rate (1)

7.000% Senior Unsecured Notes, due March 15, 2004	--	$ 299,983	7.27%
7.250% Senior Unsecured Notes, due March 15, 2009	$299,012	298,777	7.49%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	298,948	298,775	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	90,998	90,506	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,199	25,089	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,758	99,729	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	202,187	--	5.11%

Total Senior Unsecured Notes	$1,031,102	$1,127,859	6.80%

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

On January 25, 2005, the Company issued $150.0 million face amount of 5.125 percent senior unsecured notes due January 15, 2015 with interest payable semi-annually in arrears. The proceeds from the issuance (including premium and net of selling commissions) of approximately $148.1 million was used primarily to reduce outstanding borrowings under its unsecured facility.

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

On June 12, 2003, the Company issued $100,000 face amount of 4.60 percent senior unsecured notes due June 15, 2013 with interest payable semi-annually in arrears. The total proceeds from the issuance (net of selling commissions and discount) of approximately $99,064 was used primarily to repay $62,800 of mortgage debt at a discount of $1,700 (recorded as a reduction in loss on early retirement of debt, net), and to reduce outstanding borrowings under the 2002 Unsecured Facility, as defined in Note 9. The Company recorded $1,540 in loss on early retirement of debt, net, for the year ended December 31, 2003 for the write-off of the unamortized balance of an interest rate contract in conjunction with the repayment of mortgage debt (see Note 10: Mortgages, Loans Payable and Other Obligations). The unsecured notes were issued at a discount of approximately $286, which is being amortized over the term as an adjustment to interest expense.

On March 14, 2003, the Company exchanged $25,000 face amount of existing 7.18 percent senior unsecured notes due December 31, 2003, with interest payable monthly in arrears, for $26,105 face amount of 5.82 percent senior unsecured notes due March 15, 2013, with interest payable semi-annually in arrears. The exchange was completed with Teachers Insurance and Annuity Association (“TIAA”). In addition, the Company also repurchased $25,000 face amount of notes due December 31, 2003 from TIAA for $26,105. The Company recorded $1,402 in loss on early retirement of debt, net, for the year ended December 31, 2003 for costs incurred in connection with the notes transactions.

9.	UNSECURED REVOLVING CREDIT FACILITY

2004 Unsecured Facility

On November 23, 2004, the Company obtained an unsecured revolving credit facility (the “2004 Unsecured Facility”) with a current borrowing capacity of $600.0 million from a group of 27 lenders. The interest rate on any outstanding borrowings under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points. The Company may instead elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2004 Unsecured Facility also currently requires a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears. The 2004 Unsecured Facility matures in November 2007, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P Moody’s/Fitch (a)	Above LIBOR	Basis Points

No ratings or less than BBB-/Baa3/BBB-	112.5	25.0
BBB-/Baa3/BBB-	80.0	20.0
BBB/Baa2/BBB (current)	65.0	20.0
BBB+/Baa1/BBB+	55.0	15.0
A-/A3/A- or higher	50.0	15.0

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

The terms of the 2004 Unsecured Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of interest coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other common equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined in the facility agreement) for such period, subject to certain other adjustments.

The lending group for the 2004 Unsecured Facility consists of: JPMorgan Chase Bank, N.A., as administrative agent; Bank of America, N.A., as syndication agent; The Bank of Nova Scotia, New York Agency, as documentation agent; Wachovia Bank, National Association, as documentation agent; Wells Fargo Bank, National Association, as documentation agent; SunTrust Bank, as senior managing agent; PNC Bank, National Association, as managing agent; Citicorp North America, Inc., as managing agent; US Bank National Association, as managing agent; Allied Irish Bank; Amsouth Bank; Bank of China, New York Branch; The Bank of New York; Chevy Chase Bank, F.S.B.; Deutsche Bank Trust Company Americas; Mizuho Corporate Bank, Ltd.; UFJ Bank Limited, New York Branch; Bank of Ireland; Comerica Bank; Chang HWA Commercial Bank, Ltd., New York Branch; First Commercial Bank, New York Agency; First Horizon Bank, A Division of First Tennessee Bank, N.A.; Bank of Taiwan; Chiao Tung Bank, Ltd.; Citizens Bank; Hua Nan Commercial Bank, New York Agency; and Taipei Bank, New York Agency.

2002 Unsecured Facility

On September 27, 2002, the Company obtained an unsecured revolving credit facility (the “2002 Unsecured Facility”) with a borrowing capacity of $600,000 from a group of 15 lenders. The interest rate on borrowings under the 2002 Unsecured Facility was LIBOR plus 70 basis points. The Company could have instead elected an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The 2002 Unsecured Facility also required a 20 basis point facility fee on the borrowing capacity payable quarterly in arrears.

Although the 2002 Unsecured Facility was scheduled to mature in September 2005, in conjunction with obtaining the 2004 Unsecured Facility, the Company drew funds on the new facility to repay in full and terminate the 2002 Unsecured Facility on November 23, 2004.

SUMMARY

As of December 31, 2004 and 2003, the Company had outstanding borrowings of $107,000 and $0, respectively, under its unsecured revolving credit facilities.

10.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2004 and 2003 is as follows:

		Effective	Principal Balance at
		Interest	December 31,
Property Name	Lender	Rate (a)	2004	2003	Maturity

400 Chestnut Ridge	Prudential Insurance Co.	9.44%	--	$ 10,374	--
Kemble Plaza I	Mitsubishi Tr & Bk Co.	LIBOR+0.65%	--	32,178	--
Various (b)	Prudential Insurance Co.	7.10%	--	150,000	--
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	$ 35,000	35,000	05/01/05
One River Center (c)	New York Life Ins. Co.	5.50%	45,490	--	05/10/05
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	23,000	23,000	09/10/05
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	17,500	17,500	09/10/05
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	22,789	23,592	10/01/05
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	6,500	7,495	10/10/05
Harborside – Plaza 2 and 3	Northwestern/Principal	7.37%	149,473	153,603	01/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	9,852	10,030	04/01/07
Various (b)	Prudential Insurance Co.	4.84%	150,000	--	01/15/10
2200 Renaissance Boulevard	TIAA	5.89%	18,509	18,800	12/01/12
Soundview Plaza	TIAA	6.02%	18,816	19,153	01/01/13
Assumed obligations(d)	various	4.84%	67,269	--	05/01/09

Total mortgages, loans payable and other obligations			$564,198	$500,725

(a)    Effective interest rate for mortgages, loans payable and other obligations reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b)   On November 12, 2004, the Company refinanced its $150,000 portfolio mortgage loan with Prudential Insurance Company, which was scheduled to mature on May 15, 2005. The mortgage loan was originally secured by 11 properties and is now secured by seven properties located in Bergen County, New Jersey.

(c) The Company holds a 62.5 percent controlling interest in One River Center, which is subject to this mortgage.
(d) The obligations mature at various times between May 2006 and May 2009.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments and related weighted average annual interest rates for the Company’s Senior Unsecured Notes (see Note 8), unsecured revolving credit facility and mortgages, loans payable and other obligations as of December 31, 2004 are as follows:

				Weighted Avg.
	Scheduled	Principal		Interest Rate of
Period	Amortization	Maturities	Total	Future Repayments (a)

2005	$23,573	$ 148,738	$ 172,311	6.50%
2006	17,537	144,642	162,179	7.10%
2007	16,681	116,364	133,045	3.34%
2008	16,526	--	16,526	4.95%
2009	5,297	300,000	305,297	7.45%
Thereafter	4,100	916,143	920,243	6.24%

Sub-total	83,714	1,625,887	1,709,601	6.32%
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2004	(7,301)	--	(7,301)	--

Totals/Weighted Average	$76,413	$1,625,887	$1,702,300	6.32%

(a)

Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of December 31, 2004 of 2.34 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

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

In conjunction with the repayment of the Harborside – Plaza 1 mortgage on June 12, 2003, the Company wrote off the unamortized balance of the interest rate contract of $1,540, which was recorded in loss on early retirement of debt, net, for the year ended December 31, 2003.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2004, 2003 and 2002 was $110,092, $120,095 and $123,148, respectively. Interest capitalized by the Company for the years ended December 31, 2004, 2003 and 2002 was $3,920, $7,285 and $19,664, respectively.

SUMMARY OF INDEBTEDNESS

As of December 31, 2004, the Company’s total indebtedness of $1,702,300 (weighted average interest rate of 6.32 percent) was comprised of $107,000 of revolving credit facility borrowings (weighted average rate of 2.77 percent) and fixed rate debt and other obligations of $1,595,300 (weighted average rate of 6.55 percent).

As of December 31, 2003, the Company’s total indebtedness of $1,628,584 (weighted average interest rate of 7.10 percent) was comprised of $32,178 of variable rate mortgage debt (weighted average rate of 1.84 percent) and fixed rate debt of $1,596,406 (weighted average rate of 7.21 percent).

11.	MINORITY INTERESTS

OPERATING PARTNERSHIP

Minority interests in the accompanying consolidated financial statements relate to (i) preferred units (“Preferred Units”) and common units in the Operating Partnership, held by parties other than the Company, and (ii) interests in consolidated joint ventures for the portion of such properties not owned by the Company.

Preferred Units

The Operating Partnership has two classes of Preferred Units – Series B and Series C, which are described as follows:

Series B

The Series B Preferred Units have a stated value of $1,000 per unit and are preferred as to assets over any class of common units or other class of preferred units of the Company, based on circumstances per the applicable unit certificates. The quarterly distribution on each Series B Preferred Unit is an amount equal to the greater of (i) $16.875 (representing 6.75 percent of the Series B Preferred Unit stated value of an annualized basis) or (ii) the quarterly distribution attributable to a Series B Preferred Unit determined as if such unit had been converted into common units, subject to adjustment for customary anti-dilution rights. Each of the Series B Preferred Units may be converted at any time into common units at a conversion price of $34.65 per unit. Common units received pursuant to such conversion may be redeemed for an equal number of shares of common stock. At any time after June 11, 2005, the Company may cause the mandatory conversion of the Series B Preferred Units into common units at the conversion price of $34.65 per unit if, for at least 20 of the prior consecutive 30 days, the closing price of the Company’s common stock equals or exceeds $34.65. The Company is prohibited from taking certain actions that would adversely affect the rights of the holders of Series B Preferred Units without the consent of at least 66 2/3 percent of the outstanding Series B Preferred Units, including authorizing, creating or issuing any additional preferred units ranking senior to or equal with the Series B Preferred Units; provided, however, that such consent is not required if the Company issues preferred units ranking equal (but not senior) to the Series B Preferred Units in an aggregate amount up to the greater of (a) $200,000 in stated value or (b) 10 percent of the sum of (1) the combined market capitalization of the Company’s common stock and the Operating Partnership’s common units and Series B Preferred Units, as if converted into common stock, and (2) the aggregate liquidation preference on any of the Company’s non-convertible preferred stock or the Operating Partnership’s non-convertible preferred units. As of December 31, 2004, the calculation in the above clause (b) was $347,084.

Series C

In connection with the Company’s issuance of $25,000 of Series C cumulative redeemable perpetual preferred stock, the Company acquired from the Operating Partnership $25,000 of Series C Preferred Units (the “Series C Preferred Units”), which have terms essentially identical to the Series C preferred stock and rank equal with the Series B Preferred Units. See Note 16: Stockholders’ Equity – Preferred Stock.

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

Unit Transactions

The following table sets forth the changes in minority interest which relate to the Series B Preferred Units and common units in the Operating Partnership for the years ended December 31, 2004, 2003 and 2002:

Series B				Series B
Preferred		Common	Unit	Preferred	Common	Unit
	Units	Units	Warrants	Unitholders	Unitholders	Warrants	Total

Balance at January 1, 2002	220,340	7,954,775	2,000,000	$226,005	$211,715	$ 8,524	$446,244
Net income	--	--	--	15,656	19,269	--	34,925
Distributions	--	--	--	(15,656)	(19,648)	--	(35,304)
Redemption of preferred
units for common units	(4,446)	128,312	--	(4,560)	4,560	--	--
Redemption of common
units for shares of
common stock	--	(268,281)	--	--	(8,299)	--	(8,299)
Redemption of common
units for cash	--	(1,000)	--	--	(29)	--	(29)
Expiration of Unit Warrants	--	--	(2,000,000)	--	1,023	(8,524)	(7,501)

Balance at December 31, 2002	215,894	7,813,806	--	$221,445	$208,591	--	$430,036
Net income	--	--	--	15,668	19,105	--	34,773
Distributions	--	--	--	(15,668)	(19,657)	--	(35,325)
Redemption of preferred
units for common units	(876)	25,282	--	(898)	898	--	--
Redemption of common
units for shares of
common stock	--	(43,590)	--	--	(1,385)	--	(1,385)

Balance at December 31, 2003	215,018	7,795,498	--	$220,547	$207,552	--	$428,099
Net income	--	--	--	15,636	12,901	--	28,537
Distributions	--	--	--	(15,636)	(19,501)	--	(35,137)
Redemption of common
units for shares of
common stock	--	(179,051)	--	--	(4,644)	--	(4,644)

Balance at December 31, 2004	215,018	7,616,447	--	$220,547	$196,308	--	$416,855

Minority Interest Ownership

As of December 31, 2004 and December 31, 2003, the minority interest common unitholders owned 11.1 percent (18.5 percent, including the effect of the conversion of Series B Preferred Units into common units) and 11.6 percent (19.1 percent including the effect of the conversion of Series B Preferred Units into common units) of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES

On November 23, 2004, the Company acquired a 62.5 percent interest in One River Center, a three-building 457,472 square-foot office complex located in Middletown, New Jersey, through the Company’s conversion of its note receivable into a controlling equity interest. Minority Interests: Consolidated joint ventures consists of the 37.5 percent non-controlling interest owned by the third party.

12.	EMPLOYEE BENEFIT 401(k) PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Company for the years ended December 31, 2004, 2003 and 2002 was $400, $336 and $313, respectively.

13.	DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2004 and 2003. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2004 and 2003.

The fair value of the fixed-rate mortgage debt and unsecured notes as of December 31, 2004 was approximately $104.2 million higher than the book value of approximately $1.6 billion primarily due to the general decrease in market interest rates on secured and unsecured debt. As of December 31, 2003, the fair value of fixed-rate mortgage debt and unsecured notes was approximately $141.8 million higher than the book value of approximately $1.6 billion. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2004 and current estimates of fair value may differ significantly from the amounts presented herein.

14.	COMMITMENTS AND CONTINGENCIES

MANAGEMENT CHANGES

On May 7, 2004, the Company announced the resignation of Timothy M. Jones as President and an employee of the Company, effective as of May 7, 2004 (the “Effective Date”). Subsequent to the Effective Date, Mr. Jones served as a consultant to the Company until December 31, 2004.

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

In conjunction with the resignation of Mr. Jones, the Company incurred compensation expense of approximately $1,254,

which is included in general and administrative expense for the year ended December 31, 2004, on account of the accelerated vesting of stock options and Restricted Stock Awards, and the related tax gross-up payment on the Restricted Stock Awards.

TAX ABATEMENT AGREEMENTS

Harborside Financial Center

Pursuant to an agreement with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on its Harborside Plaza 2, 3, 4-A and 5 properties. The Plaza 2 and 3 agreement, commenced in 1990 and expires in 2005. Such PILOT is equal to two percent of Total Project Costs, as defined, in year one and increases by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $3,913, $3,838 and $3,763 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT was $910 for each of the years ended December 31, 2004, 2003 and 2002.

The Plaza 5 agreement, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs, as defined, and increases by 10 percent in years 7, 10 and 13, and by 50 percent in year 16. Total Project Costs, as defined are $159,625. The PILOT totaled $3,193, $3,329 and $867 for the years ended December 31, 2004, 2003 and 2002, respectively.

At the conclusion of the above-referenced PILOT agreements, it is expected that the properties will be assessed by the municipality and be subject to real estate taxes at the then prevailing rates.

LITIGATION

The Company is a defendant in litigation arising in the normal course of its business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Company’s financial condition taken as whole.

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2004, are as follows:

Year	Amount
2005	$530
2006	530
2007	528
2008	507
2009	510
2010 through 2080	20,142

Total	$22,747

Ground lease expense incurred by the Company during the years ended December 31, 2004, 2003 and 2002 amounted to $583, $1,017 and $1,346, respectively.

OTHER

The Company may not dispose of or distribute certain of its properties, currently comprising 72 properties with an aggregate net book value of approximately $1,221,024, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin W. Berger, a former director; Robert F. Weinberg, director; and Timothy M. Jones, former president) or the Cali Group (which includes John R. Cali, director and John J. Cali, a former director) without the express written consent of a representative of the Mack Group, the Robert Martin Group or the Cali Group, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group or Cali Group members for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2008. Upon the expiration of the Property Lock-Ups, the Company is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group or Cali Group members.

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

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2004 are as follows:

Year	Amount
2005	$504,714
2006	461,694
2007	406,961
2008	349,102
2009	298,541
2010 and thereafter	938,492

Total	$2,959,504

16.  STOCKHOLDERS’ EQUITY

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

PREFERRED STOCK

On March 14, 2003, in a publicly registered transaction with a single institutional buyer, the Company completed the sale and issuance of 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share). Each depositary share represents 1/100th of a share of Series C Preferred Stock. The Company received net proceeds of approximately $24,836 from the sale. See Note 11: Minority Interests – Operating Partnership – Preferred Units.

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full. At December 31, 2004, there were no dividends in arrears. The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

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

SHAREHOLDER RIGHTS PLAN

On June 10, 1999, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right (“Right”) for each outstanding share of common stock which were distributed to all holders of record of the common stock on July 6, 1999. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A junior participating preferred stock, par value $0.01 per share (“Preferred Shares”), at a price of $100.00 per one one-thousandth of a Preferred Share (“Purchase Price”), subject to adjustment as provided in the rights agreement. The Rights expire on July 6, 2009, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights are attached to each share of common stock. The Rights are generally exercisable only if a person or group becomes the beneficial owner of 15 percent or more of the outstanding common stock or announces a tender offer for 15 percent or more of the outstanding common stock (“Acquiring Person”). In the event that a person or group becomes an Acquiring Person, each holder of a Right will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right.

STOCK OPTION PLANS

In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through December 31, 2004 under this plan. In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock have been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 2004 and December 31, 2003, the stock options outstanding had a weighted average remaining contractual life of approximately 6.5 and 6.9 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

		Weighted Average
	Shares Under Options	Exercise Price

Outstanding at January 1, 2002	4,511,886	$31.28
Granted	--	--
Exercised	(646,027)	$26.37
Lapsed or canceled	(279,929)	$31.22

Outstanding at December 31, 2002	3,585,930	$32.19
Granted	954,800	$28.50
Exercised	(1,421,455)	$33.21
Lapsed or canceled	(129,140)	$30.54

Outstanding at December 31, 2003	2,990,135	$30.56
Granted	10,000	$38.07
Exercised	(1,250,864)	$32.40
Lapsed or canceled	(45,640)	$28.49

Outstanding at December 31, 2004	1,703,631	$29.31

Options exercisable at December 31, 2003	1,688,245	$32.30
Options exercisable at December 31, 2004	1,048,691	$29.67

Available for grant at December 31, 2003	2,353,483
Available for grant at December 31, 2004	4,728,358

The weighted average fair value of options granted during 2004 and 2003 was $3.28 and $0.76 per option. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted in 2004 and 2003:

	2004	2003

Expected life (in years)	6	6
Risk-free interest rate	3.74%	3.65%
Volatility	19.50%	14.02%
Dividend yield	6.65%	8.85%

There were no stock options granted during the year ended December 31, 2002.

The Company recognized stock options expense of $415, $189 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in stock options expense for the year ended December 31, 2004 was a stock option charge of $246, which resulted from the accelerated vesting of 24,000 unvested options related to the resignation of Timothy M. Jones (see Note 14: Commitments and Contingencies – Management Changes).

STOCK WARRANTS

Information regarding the Company’s stock warrants (“Stock Warrants”), which enable the holders to purchase an equal number of shares of the Company’s common stock at the respective exercise price, is summarized below:

		Weighted Average
	Shares Under Warrants	Exercise Price

Outstanding at January 31, 2002	749,976	$35.99
Exercised	(107,500)	$33.00
Lapsed or canceled	--	--

Outstanding at December 31, 2002	642,476	$36.49
Exercised	(443,226)	$37.41
Lapsed or canceled	(50,000)	$38.75

Outstanding at December 31, 2003	149,250	$33.00
Exercised	(149,250)	$33.00

Outstanding at December 31, 2004	--	--

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

Information regarding the Restricted Stock Awards is summarized below:

Shares

Outstanding at January 1, 2002	198,279
Granted	--
Vested	(44,543)
Canceled	--

Outstanding at December 31, 2002	153,736
Granted (a)	225,549
Vested	(97,916)
Canceled	(500)

Outstanding at December 31, 2003	280,869
Granted (b)	47,056
Vested (c)	(109,938)
Canceled (c)	(19,284)

Outstanding at December 31, 2004	198,703

(a)    Included in the 225,549 Restricted Stock Awards granted in 2003 were:

1)     168,000 awards granted to the Company’s five executive officers, Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas and Michael Grossman on January 2, 2003.

2)     39,710 awards granted to the Company’s five executive officers, Mitchell E. Hersh, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas and Michael Grossman on December 2, 2003.

(b)   Included in the 47,056 Restricted Stock Awards granted in 2004 were 34,056 awards granted to the Company’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Michael Grossman.

(c)    In conjunction with the resignation of Timothy M. Jones, 19,285 shares of unvested Restricted Stock Awards were vested on an accelerated basis and 19,284 shares of unvested Restricted Stock Awards were canceled in May 2004 (see Note 14: Commitments and Contingencies – Management Changes).

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

During the years ended December 31, 2004, 2003 and 2002, 6,230, 6,256 and 5,324 deferred stock units were earned, respectively. As of December 31, 2004 and 2003, there were 29,222 and 23,131 director stock units outstanding, respectively.

EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2004, 2003 and 2002 in accordance with FASB No. 128:

	Year Ended December 31,
Computation of Basic EPS	2004	2003	2002
Income from continuing operations	$98,739	$133,598	$131,482
Deduct: Preferred stock dividends	(2,000)	(1,672)	--
Add: Realized gains (losses) and unrealized losses on
disposition of rental property (net of minority
interest), net	--	--	2,416

Income from continuing operations available to common shareholders	96,739	131,926	133,898
Income from discontinued operations	3,714	9,455	5,824

Net income available to common shareholders	$100,453	$141,381	$139,722

Weighted average common shares	60,351	57,724	57,227

Basic EPS:
Income from continuing operations	$1.60	$2.29	$2.34
Income from discontinued operations	0.06	0.16	0.10

Net income available to common shareholders	$1.66	$2.45	$2.44

	Year Ended December 31,
Computation of Diluted EPS	2004	2003	2002
Income from continuing operations available to common shareholders	$96,739	$131,926	$133,898
Add: Income from continuing operations attributable to
Operating Partnership - common units	12,451	17,829	18,462
Income from continuing operations attributable
to Operating Partnership - Preferred Units	--	--	--

Income from continuing operations for diluted earnings per share	109,190	149,755	152,360
Income from discontinued operations for diluted earnings per share	4,164	10,733	6,631

Net income available to common shareholders	$113,354	$160,488	$158,991

Weighted average common shares	68,743	65,980	65,475

Diluted EPS:
Income from continuing operations	$1.59	$2.27	$2.33
Income from discontinued operations	0.06	0.16	0.10

Net income available to common shareholders	$1.65	$2.43	$2.43

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Year Ended December 31,
	2004	2003	2002

Basic EPS shares	60,351	57,724	57,227
Add: Operating Partnership – common units	7,759	7,802	7,882
Stock options	569	436	304
Restricted Stock Awards	58	10	62
Stock Warrants	6	8	--

Diluted EPS Shares	68,743	65,980	65,475

Not included in the computations of diluted EPS were 0, 738,003 and 1,534,775 stock options; 0, 0 and 642,476 Stock Warrants; and 6,205,425, 6,219,001 and 6,288,008 Series B Preferred Units, as such securities were anti-dilutive during the years ended December 31, 2004, 2003 and 2002, respectively. Unvested restricted stock outstanding as of December 31, 2004, 2003 and 2002 were 198,703, 280,869 and 153,736, respectively.

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

Selected results of operations for the years ended December 31, 2004, 2003 and 2002 and selected asset information as of December 31, 2004 and 2003 regarding the Company’s operating segment are as follows:

	Total Segment	Corporate & Other (e)	Total Company

Total contract revenues (a)
2004	$571,943	$3,881	$575,824	(f)
2003	552,267	4,920	557,187	(g)
2002	536,140	1,026	537,166	(h)

Total operating and interest expenses (b):
2004	$186,759	$141,986	$328,745	(i)
2003	175,948	148,114	324,062	(j)
2002	162,086	129,496	291,582	(k)

Equity in earnings of unconsolidated
joint ventures (net of minority interest):
2004	$(3,452)	$—	$(3,452)
2003	11,873	—	11,873
2002	9,149	3,858	13,007

Net operating income (c):
2004	$381,732	$(138,105)	$243,627	(f) (i)
2003	388,192	(143,194)	244,998	(g) (j)
2002	383,203	(124,612)	258,591	(h) (k)

Total assets:
2004	$3,809,320	$40,845	$3,850,165
2003	3,656,127	93,443	3,749,570

Total long-lived assets (d):
2004	$3,663,618	$4,176	$3,667,794
2003	3,526,624	5,234	3,531,858

(a)

Total contract revenues represent all revenues during the period (including the Company’s share of net income from unconsolidated joint ventures), excluding adjustments for straight-lining of rents, the Company’s share of straight-line rent adjustments from unconsolidated joint ventures and rent adjustments on above/below markets leases.

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

(f)

Excludes $10,691 of adjustments for straight-lining of rents, $1,931 for rent adjustments on above/below market leases, and $545 for Company’s share of straight-line rent adjustments from unconsolidated joint ventures.

(g)

Excludes $8,986 of adjustments for straight-lining of rents, $13 for rent adjustments on above/below market leases, and $3,087 for the Company’s share of straight-line rent adjustments from unconsolidated joint ventures.

(h)	Excludes $9,245 of adjustments for straight-lining of rents and $52 for the Company’s share of straight-line rent adjustments from unconsolidated joint ventures.
(i)	Excludes $130,254 of depreciation and amortization.
(j)	Excludes $115,549 of depreciation and amortization.
(k)	Excludes $104,417 of depreciation and amortization.

18.	RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Company (“W. Mack”), is a principal in the Apollo real estate funds, which owned approximately a 7.5 percent interest in Insignia/ESG, Inc. (“Insignia”), a publicly-traded commercial leasing and real estate services company. The interest in Insignia was subsequently disposed of in 2003. Prior to 2003, the Company paid Insignia commissions on numerous leasing transactions, as well as for the sale of five of its properties. The Company paid commissions to Insignia amounting to approximately $1,975 for the year ended December 31, 2002. The Company had engaged Insignia as its exclusive leasing agent at Harborside Financial Center through late 2002. Additionally, an affiliate of Insignia leased 40,504 square feet at one of the Company’s office properties, which was sold by the Company in May 2002. The Company recognized $386 in revenue under this lease for the year ended December 31, 2002.

W. Mack, David S. Mack, a director of the Company, and Earle I. Mack, a former director of the Company (“E. Mack”), are the executive officers, directors and stockholders of a corporation that entered into a lease in 2000 at one of the Company’s office properties for approximately 7,801 square feet, which was scheduled to expire in November 2005. In November 2004, the lease was renewed for an additional three years, and is now scheduled to expire in November 2008. The Company has recognized $227, $218 and $220 in revenue under this lease for the years ended December 31, 2004, 2003 and 2002, respectively, and had no accounts receivable from the corporation as of December 31, 2004 and 2003.

The Company has conducted business with certain entities (“RMC Entity” or “RMC Entities”), whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Company as the former president of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively. In connection with the Company’s acquisition of 65 Class A properties from The Robert Martin Company (“Robert Martin”) on January 31, 1997, as subsequently modified, the Company granted Robert Martin the right to designate one seat on the Company’s Board of Directors (“RM Board Seat”), which right has since expired. Robert Martin designated Martin S. Berger and Robert F. Weinberg to jointly share the RM Board Seat, as follows: Mr. Weinberg served as a member of the Board of Directors of the Company from 1997 until December 1, 1998, at which time Mr. Weinberg resigned and Mr. Berger was appointed to serve in such capacity. Mr. Berger served as a member of the Board of Directors of the Company from December 1, 1998 until March 6, 2001, at which time Mr. Berger resigned and Mr. Weinberg was appointed to serve in such capacity until the Company’s 2003 annual meeting of stockholders. The Company elected to nominate for re-election to its Board of Directors Mr. Berger at the Company’s 2003 annual meeting of stockholders. Mr. Berger was elected to the Board of Directors and Mr. Berger and Mr. Weinberg have agreed that the seat will be rotated among Mr. Berger and Mr. Weinberg annually at the time of each annual meeting of stockholders. Mr. Weinberg currently serves in this capacity. Upon the death of Mr. Berger or Mr. Weinberg, the surviving person shall solely fill the remainder of the term of the RM Board Seat. Such business was as follows:

(1)	On June 12, 2002, the Company acquired from RMC Entities three land parcels located in Hawthorne and Yonkers, Westchester County, New York in one transaction for a total cost of approximately $2,600.
(2)

The Company had a loan payable of $500 to an RMC Entity in connection with the Company’s acquisition in May 1999 of 2.5 acres of land, which the Company acquired for a total cost of approximately $2,200, of which $1,500 was paid in cash. The loan required quarterly payments of interest only at an annual interest rate of 10.5 percent. The Company repaid the loan in full in October 2002 and incurred $43 in interest expense for the year ended December 2002 in connection with the loan.

(3)

The Company provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest. The Company recognized approximately $1,996, $1,831 and $2,024 in revenue from RMC Entities for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, respectively, the Company had no accounts receivable from RMC Entities.

(4)

An RMC Entity leases space at one of the Company’s office properties for approximately 3,330 square feet, which carries a month-to-month term. The Company has recognized $91, $89 and $89, in revenue under this lease for the years ended December 31, 2004, 2003 and 2002, respectively, and had no accounts receivable due from the RMC Entity, as of December 31, 2004 and 2003.

Mr. Berger holds a 24 percent interest, acts as chairman and chief executive officer, Mr. Weinberg also holds a 24 percent interest and is a director, and W. Mack holds a nine percent interest and is a director of City and Suburban

Federal Savings Bank and/or one of its affiliates, which leases a total of 15,879 square feet of space at two of the Company’s office properties, comprised of 3,037 square feet scheduled to expire in June 2008 and 12,842 square feet scheduled to expire in April 2013. The Company has recognized $459, $429 and $306 in revenue under the leases for the years ended December 31, 2004, 2003 and 2002, respectively, and had no accounts receivable from the company as of December 31, 2004 and 2003.

Vincent Tese, a director of the Company, is also currently a director of Cablevision, Inc. who, through its affiliates, leases an aggregate of 58,885 square feet of office space, as well as has several telecom licensing agreements at the Company’s properties. The Company recognized approximately $1,695, $1,645 and $1,464 in total revenue from affiliates of Cablevision for the years ended December 31, 2004, 2003 and 2002, respectively, and had accounts receivable of $2 and $0, respectively, as of December 31, 2004 and 2003.

Vincent Tese is currently a member of the Board of Directors of Bear, Stearns & Co. Inc. W. Mack had been a member of the Board of Bear Stearns until October 2004. Bear Stearns acted as underwriter on several of the Operating Partnership’s previously-completed public debt offerings.

The son of Mr. Berger, a former officer of the Company, served as an officer and had a financial interest which was sold in 2004 in a company which provides cleaning and other related services to certain of the Company’s properties. The Company has incurred costs from this company of approximately $5,906, $6,177 and $5,648 for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, respectively, the Company had accounts payable of approximately $0 and $1 to this company.

Pursuant to an agreement between the Company and certain members and associates of the Cali family executed June 27, 2000, John J. Cali was to serve as the Chairman Emeritus and a Board member of the Company, and as a consultant to the Company and was paid an annual salary of $150 from June 27, 2000 through June 27, 2003. Additionally, the Company provides office space and administrative support to John J. Cali, Angelo Cali, his brother, and Ed Leshowitz, his business partner (the “Cali Group”). Such services were in effect from June 27, 2000 through June 27, 2004. Subsequent to June 27, 2004, the Company agreed to provide office space at no cost to the Cali Group for one additional year, as well as provide administrative support and related services for which it would be reimbursed. The Company was reimbursed $55 from the Cali Group for the year ended December 31, 2004 in connection with providing such services.

19.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

EITF 03-6, Participating Securities and the Two-Class Method under SFAS 128

In March 2004, the Emerging Issues Task Force reached a final consensus regarding Issue 03-6, Participating Securities and the Two-Class Method under SFAS 128 (“EITF 03-6”). The issue addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance on applying the two-class method of calculating earnings per share once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and is applied by restating previously reported earnings per share. The adoption of EITF 03-6 had no impact on the Company’s financial position or results of operations.

SFAS No. 123 (revised 2004), Share-Based Payment

In October 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires companies to categorize share-based payments as either liability or equity awards. For liability awards, companies will remeasure the award at fair value at each balance sheet date until the award is settled. Equity classified awards are measured at the grant-date fair value and are not remeasured. SFAS 123R will be effective for interim or annual periods beginning after June 15, 2005. Awards issued, modified, or settled after the effective date will be measured and recorded in accordance with SFAS 123R. The Company believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

SFAS No. 153, Accounting for Non-monetary Transactions

In December 2004, the FASB issued SFAS No. 153, “Accounting for Non-monetary Transactions” (“SFAS 153”). SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. The Company believes that the implementation of this standard will not have a material effect on the Company’s consolidated financial position or results of operations.

EIFT 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations

At its September 2004 meeting, the Task Force reached the following conclusions:

•

A reassessment period is necessary in evaluating whether a disposal meets the criteria for discounted operations reporting; the reassessment period should include the point at which the component initially meets the criteria to be classified as held for sale through one year after the component’s disposal date. However, the Task Force concluded that the reassessment will be required only when significant changes in events or circumstances make it likely that the criteria in paragraph 42 of SFAS 144 will, or will no longer, be met one year after the disposal date.

•	There is a presumption that the continued sale of a commodity in an active market should be considered a migration of customers.
•

For the purpose of determining whether operations and cash flows are eliminated, the determination will be limited to evaluating gross cash inflows (revenues) and outflows (costs) versus evaluating other operating measures such as gross profit or net income.

•

The retention of risks associated with the ongoing operations of the disposed component or the ability to obtain benefits associated with the ongoing operations of the disposed component should be considered in evaluating whether the entity has the ability to influence the operating and/or financial policies of the disposed component.

As a result, factors (b) and (c) were eliminated from paragraph 9 of the draft abstract.

The Task Force affirmed the consensus as previously exposed with the following modifications/clarifications:

•

The period for assessing whether a component has met the criteria for discontinued operations could extend beyond one year if events or circumstance beyond an entity’s control extend the period required to eliminate direct cash flows of the disposed component or eliminate significant continuing involvement in the ongoing operations of the disposed component provided that the entity (1) takes actions necessary to respond to those situations, and (2) expects to eliminate the direct cash flows and the significant continuing involvement. The extension of the assessment period is only for determining whether a component has met the criteria for discontinued operations, and is not an extension of the assessment period for the held-for-sale classification of the component.

•

For a component disposed of or classified as held for sale at the balance sheet date, significant events or circumstances that occur after the balance sheet date but before issuance of the financial statements should be taken into account in determining whether to report the results of operations of the component as discontinued operations. This guidance is limited to whether the operations of a component should be presented as discontinued operations, and it does not affect the classification as held for sale.

The consensus is effective for components classified as held for sale or disposed of in fiscal periods beginning after December 15, 2004. Application of the consensus to disposal transactions initiated in the current year is permitted but not required and would result in a reclassification of previously issued results of operations.

20.  CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Company:

Quarter Ended 2004:	December 31	September 30	June 30	March 31
Total revenues	$152,143	$150,302	$144,403	$142,143

Operating and other expenses	50,097	47,737	45,611	45,224
General and administrative	9,129	7,568	8,689	6,407
Depreciation and amortization	35,066	32,889	32,071	30,228
Interest expense	26,779	27,321	26,511	29,038
Interest income	(327)	(99)	(220)	(720)
Loss on early retirement of debt, net	--	--	--	--

Total expenses	120,744	115,416	112,662	110,177

Income from continuing operations before
minority interest and equity in earnings of
unconsolidated joint ventures	31,399	34,886	31,741	31,966
Minority interest in Operating Partnership	(6,934)	(7,385)	(7,032)	(7,087)
Equity in earnings of unconsolidated joint ventures
(net of minority interest), net	(3,963)	(611)	965	157
Gain on sale of investment in unconsolidated
joint ventures (net of minority interest)	--	--	--	637

Income before continuing operation	20,502	26,890	25,674	25,673
Discontinued operations (net of minority interest):
Income from discontinued operations	378	1,727	1,079	1,149
Realized gains (losses) and unrealized losses
on disposition of rental property, net	9,882	--	(10,501)	--

Total discontinued operations, net	10,260	1,727	(9,422)	1,149

Net income	30,762	28,617	16,252	26,822
Preferred stock dividends	(500)	(500)	(500)	(500)

Net income available to common shareholders	$30,262	$28,117	$15,752	$26,322

Basic earning per share:
Income from continuing operations	$0.33	$0.43	$0.42	$0.42
Discontinued operations	0.17	0.03	(0.16)	0.02

Net income available to common shareholders	$0.50	$0.46	$0.26	$0.44

Diluted earnings per share:
Income from continuing operations	$0.33	$0.43	$0.42	$0.42
Discontinued operations	0.16	0.03	(0.16)	0.02

Net income available to common shareholders	$0.49	$0.46	$0.26	$0.44

Dividends declared per common share	$0.63	$0.63	$0.63	$0.63

Quarter Ended 2003:	December 31	September 30	June 30	March 31
Total revenues	$143,708	$142,498	$140,503	$142,564

Operating and other expenses	45,200	43,717	41,724	45,237
General and administrative	9,102	8,615	6,873	6,730
Depreciation and amortization	30,490	28,540	28,302	28,217
Interest expense	28,994	28,734	28,548	29,316
Interest income	(265)	(243)	(265)	(327)
Loss on early retirement of debt, net	--	--	970	1,402

Total expenses	113,521	109,363	106,152	110,575

Income from continuing operations before
minority interest and equity in earnings of
unconsolidated joint ventures	30,187	33,135	34,351	31,989
Minority interest in Operating Partnership	(6,951)	(7,327)	(7,471)	(7,296)
Equity in earnings of unconsolidated joint ventures
(net of minority interest), net	623	3,151	6,005	2,094
Gain on sale of investment in unconsolidated
joint ventures (net of minority interest)	716	20,392	--	--

Income before continuing operation	24,575	49,351	32,885	26,787
Discontinued operations (net of minority interest):
Income from discontinued operations	1,390	1,541	1,375	2,029
Realized gains (losses) and unrealized losses
on disposition of rental property, net	1,955	--	--	1,165

Total discontinued operations, net	3,345	1,541	1,375	3,194

Net income	27,920	50,892	34,260	29,981
Preferred stock dividends	(500)	(500)	(672)	--

Net income available to common shareholders	$27,420	$50,392	$33,588	$29,981

Basic earning per share:
Income from continuing operations	$0.41	$0.84	$0.56	$0.47
Discontinued operations	0.06	0.03	0.02	0.05

Net income available to common shareholders	$0.47	$0.87	$0.58	$0.52

Diluted earnings per share:
Income from continuing operations	$0.41	$0.82	$0.56	$0.47
Discontinued operations	0.06	0.02	0.02	0.05

Net income available to common shareholders	$0.47	$0.84	$0.58	$0.52

Dividends declared per common share	$0.63	$0.63	$0.63	$0.63

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

NEW JERSEY
Atlantic County
Egg Harbor
100 Decadon Drive (O)	1987	1995	--	300	3,282	392	300	3,674	3,974	961
200 Decadon Drive (O)	1991	1995	--	369	3,241	580	369	3,821	4,190	910

Bergen County
Fair Lawn
17-17 Rte 208 North (O)	1987	1995	--	3,067	19,415	2,481	3,067	21,896	24,963	5,846
Fort Lee
One Bridge Plaza (O)	1981	1996	--	2,439	24,462	3,671	2,439	28,133	30,572	6,220
2115 Linwood Avenue (O)	1981	1998	--	474	4,419	5,089	474	9,508	9,982	2,286
Little Ferry
200 Riser Road (O)	1974	1997	9,852	3,888	15,551	261	3,888	15,812	19,700	2,777
Montvale
95 Chestnut Ridge Road (O)	1975	1997	--	1,227	4,907	718	1,227	5,625	6,852	1,077
135 Chestnut Ridge Road (O)	1981	1997	--	2,587	10,350	2,313	2,587	12,663	15,250	2,704
Paramus
15 East Midland Avenue (O)	1988	1997	20,600	10,375	41,497	70	10,374	41,568	51,942	7,318
461 From Road (O)	1988	1997	35,000	13,194	52,778	243	13,194	53,021	66,215	9,337
650 From Road (O)	1978	1997	25,600	10,487	41,949	5,238	10,487	47,187	57,674	8,752
140 Ridgewood Avenue (O)	1981	1997	16,100	7,932	31,463	2,104	7,932	33,567	41,499	5,806
61 South Paramus Avenue (O)	1985	1997	20,800	9,005	36,018	5,371	9,005	41,389	50,394	8,502
Rochelle Park
120 Passaic Street (O)	1972	1997	--	1,354	5,415	102	1,357	5,514	6,871	975
365 West Passaic Street (O)	1976	1997	12,250	4,148	16,592	2,781	4,148	19,373	23,521	3,978
Upper Saddle River			--
1 Lake Street (O)	1994	1997	35,550	13,952	55,812	51	13,953	55,862	69,815	9,830
10 Mountainview Road (O)	1986	1998	--	4,240	20,485	1,358	4,240	21,843	26,083	3,948
Woodcliff Lake
400 Chestnut Ridge Road (O)	1982	1997	--	4,201	16,802	5,065	4,201	21,867	26,068	3,385
470 Chestnut Ridge Road (O)	1987	1997	--	2,346	9,385	2	2,346	9,387	11,733	1,653
530 Chestnut Ridge Road (O)	1986	1997	--	1,860	7,441	3	1,860	7,444	9,304	1,311
300 Tice Boulevard (O)	1991	1996	--	5,424	29,688	3,040	5,424	32,728	38,152	7,016
50 Tice Boulevard (O)	1984	1994	19,100	4,500	--	27,229	4,500	27,229	31,729	15,063

Burlington County
Burlington
3 Terri Lane (F)	1991	1998	--	652	3,433	1,242	658	4,669	5,327	910
5 Terri Lane (F)	1992	1998	--	564	3,792	1,895	569	5,682	6,251	1,303
Moorestown
2 Commerce Drive (F)	1986	1999	--	723	2,893	59	723	2,952	3,675	368

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

101 Commerce Drive (F)	1988	1998	--	422	3,528	603	426	4,127	4,553	844
102 Commerce Drive (F)	1987	1999	--	389	1,554	59	389	1,613	2,002	210
201 Commerce Drive (F)	1986	1998	--	254	1,694	332	258	2,022	2,280	392
202 Commerce Drive (F)	1988	1999	--	490	1,963	350	490	2,313	2,803	270
1 Executive Drive (F)	1989	1998	--	226	1,453	423	228	1,874	2,102	400
2 Executive Drive (F)	1988	2000	--	801	3,206	300	801	3,506	4,307	529
101 Executive Drive (F)	1990	1998	--	241	2,262	311	244	2,570	2,814	582
102 Executive Drive (F)	1990	1998	--	353	3,607	327	357	3,930	4,287	836
225 Executive Drive (F)	1990	1998	--	323	2,477	226	326	2,700	3,026	597
97 Foster Road (F)	1982	1998	--	208	1,382	145	211	1,524	1,735	313
1507 Lancer Drive (F)	1995	1998	--	119	1,106	44	120	1,149	1,269	210
1510 Lancer Drive (F)	1998	1998	--	732	2,928	41	735	2,966	3,701	482
840 North Lenola Road (F)	1995	1998	--	329	2,366	202	333	2,564	2,897	548
844 North Lenola Road (F)	1995	1998	--	239	1,714	260	241	1,972	2,213	367
915 North Lenola Road (F)	1998	2000	--	508	2,034	271	508	2,305	2,813	328
1245 North Church Street (F)	1998	2001	--	691	2,810	17	691	2,827	3,518	260
1247 North Church Street (F)	1998	2001	--	805	3,269	17	805	3,286	4,091	301
1256 North Church (F)	1984	1998	--	354	3,098	369	357	3,464	3,821	790
224 Strawbridge Drive (O)	1984	1997	--	766	4,335	3,462	767	7,796	8,563	2,542
228 Strawbridge Drive (O)	1984	1997	--	766	4,334	3,509	767	7,842	8,609	2,366
232 Strawbridge Drive (O)	1986	2004	--	1,521	7,076	254	1,521	7,330	8,851	29
2 Twosome Drive (F)	2000	2001	--	701	2,807	18	701	2,825	3,526	259
30 Twosome Drive (F)	1997	1998	--	234	1,954	67	236	2,019	2,255	396
31 Twosome Drive (F)	1998	2001	--	815	3,276	102	815	3,378	4,193	330
40 Twosome Drive (F)	1996	1998	--	297	2,393	245	301	2,634	2,935	496
41 Twosome Drive (F)	1998	2001	--	605	2,459	12	605	2,471	3,076	244
50 Twosome Drive (F)	1997	1998	--	301	2,330	89	304	2,416	2,720	479
West Deptford
1451 Metropolitan Drive (F)	1996	1998	--	203	1,189	30	206	1,216	1,422	234

Essex County
Millburn
150 J.F. Kennedy Parkway (O)	1980	1997	22,789	12,606	50,425	8,107	12,606	58,532	71,138	10,231
Roseland
101 Eisenhower Parkway (O)	1980	1994	--	228	--	15,579	228	15,579	15,807	9,257
103 Eisenhower Parkway (O)	1985	1994	--	--	--	14,332	2,300	12,032	14,332	6,171
105 Eisenhower Parkway (O)	2001	2001	--	4,430	42,898	4,185	3,835	47,678	51,513	5,142

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

Hudson County
Jersey City
Harborside Financial Center
Plaza 1 (O)	1983	1996	--	3,923	51,013	257	3,923	51,270	55,193	10,415
Harborside Financial Center
Plaza 2 (O)	1990	1996	74,736	17,655	101,546	10,286	15,040	114,447	129,487	23,756
Harborside Financial Center
Plaza 3 (O)	1990	1996	74,737	17,655	101,878	9,953	15,039	114,447	129,486	23,756
Harborside Financial Center
Plaza 4A (O)	2000	2000	--	1,244	56,144	8,289	1,244	64,433	65,677	7,522
Harborside Financial Center
Plaza 5 (O)	2002	2002	--	6,218	170,682	42,132	5,705	213,327	219,032	11,109

Mercer County
Hamilton Township
100 Horizon Drive (F)	1989	1995	--	205	1,676	656	222	2,315	2,537	494
200 Horizon Drive (F)	1991	1995	--	205	3,027	813	255	3,790	4,045	828
300 Horizon Drive (F)	1989	1995	--	379	4,355	1,344	429	5,649	6,078	1,392
500 Horizon Drive (F)	1990	1995	--	379	3,395	1,327	394	4,707	5,101	1,088
600 Horizon Drive (F)	2002	2002	--	--	7,549	248	282	7,515	7,797	391
Princeton
103 Carnegie Center (O)	1984	1996	--	2,566	7,868	1,009	2,566	8,877	11,443	2,260
100 Overlook Center (O)	1988	1997	--	2,378	21,754	1,788	2,378	23,542	25,920	4,509
5 Vaughn Drive (O)	1987	1995	--	657	9,800	1,460	657	11,260	11,917	2,869

Middlesex County
East Brunswick
377 Summerhill Road (O)	1977	1997	--	649	2,594	374	649	2,968	3,617	503
Piscataway
30 Knightsbridge Road (O)	1977	2004	--	5,889	41,586	2	5,889	41,588	47,477	612
Plainsboro
500 College Road East (O)	1984	1998	--	614	20,626	718	614	21,344	21,958	3,641
South Brunswick
3 Independence Way (O)	1983	1997	--	1,997	11,391	440	1,997	11,831	13,828	2,298
Woodbridge
581 Main Street (O)	1991	1997	17,500	3,237	12,949	20,236	8,115	28,307	36,422	4,764

Monmouth County
Middletown
One River Center –
Building 1 (O)	1983	2004	15,163	3,070	17,414	1,208	3,070	18,622	21,692	--

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

One River Center –
Building 2 (O)	1983	2004	15,163	2,468	15,043	--	2,468	15,043	17,511	--
One River Center –
Building 3 (O)	1984	2004	15,164	4,051	24,790	--	4,051	24,790	28,841	--
Neptune
3600 Route 66 (O)	1989	1995	--	1,098	18,146	1,470	1,098	19,616	20,714	4,190
Wall Township
1305 Campus Parkway (O)	1988	1995	--	335	2,560	197	335	2,757	3,092	683
1325 Campus Parkway (F)	1988	1995	--	270	2,928	658	270	3,586	3,856	1,012
1340 Campus Parkway (F)	1992	1995	--	489	4,621	676	489	5,297	5,786	1,515
1345 Campus Parkway (F)	1995	1997	--	1,023	5,703	1,065	1,024	6,767	7,791	1,435
1350 Campus Parkway (O)	1990	1995	--	454	7,134	1,239	454	8,373	8,827	2,105
1433 Highway 34 (F)	1985	1995	--	889	4,321	1,283	889	5,604	6,493	1,619
1320 Wyckoff Avenue (F)	1986	1995	--	255	1,285	68	255	1,353	1,608	299
1324 Wyckoff Avenue (F)	1987	1995	--	230	1,439	128	230	1,567	1,797	420

Morris County
Florham Park
325 Columbia Parkway (O)	1987	1994	--	1,564	--	16,221	1,564	16,221	17,785	7,955
Morris Plains
250 Johnson Road (O)	1977	1997	--	2,004	8,016	574	2,004	8,590	10,594	1,745
201 Littleton Road (O)	1979	1997	--	2,407	9,627	837	2,407	10,464	12,871	1,870
Morris Township
412 Mt. Kemble Avenue (O)	1985	2004	--	4,360	33,167	--	4,360	33,167	37,527	490
Parsippany
4 Campus Drive (O)	1983	2001	--	5,213	20,984	639	5,213	21,623	26,836	2,061
6 Campus Drive (O)	1983	2001	--	4,411	17,796	1,183	4,411	18,979	23,390	1,898
7 Campus Drive (O)	1982	1998	--	1,932	27,788	107	1,932	27,895	29,827	4,801
8 Campus Drive (O)	1987	1998	--	1,865	35,456	3,033	1,865	38,489	40,354	6,861
9 Campus Drive (O)	1983	2001	--	3,277	11,796	16,833	5,842	26,064	31,906	3,721
4 Century Drive (O)	1981	2004	--	1,787	9,575	--	1,787	9,575	11,362	--
5 Century Drive (O)	1981	2004	--	1,762	9,341	--	1,762	9,341	11,103	--
6 Century Drive (O)	1981	2004	--	1,289	6,848	--	1,289	6,848	8,137	--
2 Dryden Way (O)	1990	1998	--	778	420	13	778	433	1,211	82
4 Gatehall Drive (O)	1988	2000	--	8,452	33,929	780	8,452	34,709	43,161	4,127
2 Hilton Court (O)	1991	1998	--	1,971	32,007	2,151	1,971	34,158	36,129	5,855
1633 Littleton Road (O)	1978	2002	--	2,283	9,550	163	2,355	9,641	11,996	799
600 Parsippany Road (O)	1978	1994	--	1,257	5,594	1,448	1,257	7,042	8,299	2,062
1 Sylvan Way (O)	1989	1998	--	1,689	24,699	394	1,021	25,761	26,782	5,368
5 Sylvan Way (O)	1989	1998	--	1,160	25,214	1,315	1,161	26,528	27,689	4,808
7 Sylvan Way (O)	1987	1998	--	2,084	26,083	2,092	2,084	28,175	30,259	4,791
5 Wood Hollow Road (O)	1979	2004	--	5,302	26,488	--	5,302	26,488	31,790	496

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

Passaic County
Clifton
777 Passaic Avenue (O)	1983	1994	--	--	--	7,302	1,100	6,202	7,302	3,320
Totowa
1 Center Court (F)	1999	1999	--	270	1,824	713	270	2,537	2,807	672
2 Center Court (F)	1998	1998	--	191	--	2,592	191	2,592	2,783	835
11 Commerce Way (F)	1989	1995	--	586	2,986	168	586	3,154	3,740	881
20 Commerce Way (F)	1992	1995	--	516	3,108	59	516	3,167	3,683	745
29 Commerce Way (F)	1990	1995	--	586	3,092	1,094	586	4,186	4,772	1,103
40 Commerce Way (F)	1987	1995	--	516	3,260	438	516	3,698	4,214	1,143
45 Commerce Way (F)	1992	1995	--	536	3,379	195	536	3,574	4,110	949
60 Commerce Way (F)	1988	1995	--	526	3,257	505	526	3,762	4,288	925
80 Commerce Way (F)	1996	1996	--	227	--	1,678	227	1,678	1,905	750
100 Commerce Way (F)	1996	1996	--	226	--	1,677	226	1,677	1,903	750
120 Commerce Way (F)	1994	1995	--	228	--	1,240	228	1,240	1,468	285
140 Commerce Way (F)	1994	1995	--	229	--	1,240	229	1,240	1,469	285
999 Riverview Drive (O)	1988	1995	--	476	6,024	1,823	1,102	7,221	8,323	1,654
Wayne
201 Willowbrook
Boulevard (O)	1970	1997	--	3,103	12,410	6,105	3,103	18,515	21,618	2,985

Somerset County
Basking Ridge
106 Allen Road (O)	2000	2000	--	3,853	14,465	2,880	3,457	17,741	21,198	2,702
222 Mt. Airy Road (O)	1986	1996	--	775	3,636	1,349	775	4,985	5,760	768
233 Mt. Airy Road (O)	1987	1996	--	1,034	5,033	1,646	1,034	6,679	7,713	1,535
Bridgewater
721 Route 202/206 (O)	1989	1997	23,000	6,730	26,919	1,053	6,730	27,972	34,702	5,051

Union County
Clark
100 Walnut Avenue (O)	1985	1994	--	--	--	19,267	1,822	17,445	19,267	9,572
Cranford
6 Commerce Drive (O)	1973	1994	--	250	--	2,922	250	2,922	3,172	2,006
11 Commerce Drive (O)	1981	1994	--	470	--	6,419	470	6,419	6,889	3,745
12 Commerce Drive (O)	1967	1997	--	887	3,549	1,523	887	5,072	5,959	1,008
14 Commerce Drive (O)	1971	2003	--	1,283	6,344	31	1,283	6,375	7,658	199
20 Commerce Drive (O)	1990	1994	--	2,346	--	22,689	2,346	22,689	25,035	9,707
25 Commerce Drive (O)	1971	2002	--	1,520	6,186	191	1,520	6,377	7,897	963
65 Jackson Drive (O)	1984	1994	--	541	--	7,299	542	7,298	7,840	3,911
New Providence
890 Mountain Road (O)	1977	1997	--	2,796	11,185	4,833	3,765	15,049	18,814	2,621

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

NEW YORK
Dutchess County
Fishkill
300 South Lake Drive (O)	1987	1997	--	2,258	9,031	1,271	2,258	10,302	12,560	1,942

Nassau County
North Hempstead
600 Community Drive (O)	1983	1997	--	11,018	44,070	540	11,018	44,610	55,628	7,843
111 East Shore Road (O)	1980	1997	--	2,093	8,370	365	2,093	8,735	10,828	1,528

Rockland County
Suffern
400 Rella Boulevard (O)	1988	1995	--	1,090	13,412	3,469	1,090	16,881	17,971	4,626

Westchester County
Elmsford
11 Clearbrook Road (F)	1974	1997	--	149	2,159	237	149	2,396	2,545	489
75 Clearbrook Road (F)	1990	1997	--	2,314	4,716	23	2,314	4,739	7,053	935
100 Clearbrook Road (O)	1975	1997	--	220	5,366	852	220	6,218	6,438	1,495
125 Clearbrook Road (F)	2002	2002	--	1,055	3,676	(51)	1,055	3,625	4,680	445
150 Clearbrook Road (F)	1975	1997	--	497	7,030	670	497	7,700	8,197	1,570
175 Clearbrook Road (F)	1973	1997	--	655	7,473	882	655	8,355	9,010	1,752
200 Clearbrook Road (F)	1974	1997	--	579	6,620	757	579	7,377	7,956	1,591
250 Clearbrook Road (F)	1973	1997	--	867	8,647	797	867	9,444	10,311	2,034
50 Executive Boulevard (F)	1969	1997	--	237	2,617	97	237	2,714	2,951	535
77 Executive Boulevard (F)	1977	1997	--	34	1,104	107	34	1,211	1,245	257
85 Executive Boulevard (F)	1968	1997	--	155	2,507	110	155	2,617	2,772	527
101 Executive Boulevard (O)	1971	1997	--	267	5,838	819	267	6,657	6,924	1,382
300 Executive Boulevard (F)	1970	1997	--	460	3,609	155	460	3,764	4,224	745
350 Executive Boulevard (F)	1970	1997	--	100	1,793	150	100	1,943	2,043	416
399 Executive Boulevard (F)	1962	1997	--	531	7,191	200	531	7,391	7,922	1,547
400 Executive Boulevard (F)	1970	1997	--	2,202	1,846	546	2,202	2,392	4,594	645
500 Executive Boulevard (F)	1970	1997	--	258	4,183	584	258	4,767	5,025	1,083
525 Executive Boulevard (F)	1972	1997	--	345	5,499	573	345	6,072	6,417	1,233
700 Executive Boulevard (L)	N/A	1997	--	970	--	--	970	--	970	--
3 Odell Plaza (O)	1984	2003	--	1,322	4,777	2,280	1,322	7,057	8,379	215
5 Skyline Drive (F)	1980	2001	--	2,219	8,916	4	2,219	8,920	11,139	964
6 Skyline Drive (F)	1980	2001	--	740	2,971	6	740	2,977	3,717	456
555 Taxter Road (O)	1986	2000	--	4,285	17,205	4,460	4,285	21,665	25,950	2,137
565 Taxter Road (O)	1988	2000	--	4,285	17,205	1,241	4,233	18,498	22,731	2,238
570 Taxter Road (O)	1972	1997	--	438	6,078	1,015	438	7,093	7,531	1,763

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

1 Warehouse Lane (I)	1957	1997	--	3	268	215	3	483	486	84
2 Warehouse Lane (I)	1957	1997	--	4	672	213	4	885	889	212
3 Warehouse Lane (I)	1957	1997	--	21	1,948	508	21	2,456	2,477	537
4 Warehouse Lane (I)	1957	1997	--	84	13,393	2,294	85	15,686	15,771	2,985
5 Warehouse Lane (I)	1957	1997	--	19	4,804	1,159	19	5,963	5,982	1,223
6 Warehouse Lane (I)	1982	1997	--	10	4,419	264	10	4,683	4,693	907
1 Westchester Plaza (F)	1967	1997	--	199	2,023	121	199	2,144	2,343	449
2 Westchester Plaza (F)	1968	1997	--	234	2,726	81	234	2,807	3,041	558
3 Westchester Plaza (F)	1969	1997	--	655	7,936	441	655	8,377	9,032	1,710
4 Westchester Plaza (F)	1969	1997	--	320	3,729	148	320	3,877	4,197	841
5 Westchester Plaza (F)	1969	1997	--	118	1,949	189	118	2,138	2,256	466
6 Westchester Plaza (F)	1968	1997	--	164	1,998	180	164	2,178	2,342	506
7 Westchester Plaza (F)	1972	1997	--	286	4,321	182	286	4,503	4,789	889
8 Westchester Plaza (F)	1971	1997	--	447	5,262	908	447	6,170	6,617	1,559
Hawthorne
200 Saw Mill River Road (F)	1965	1997	--	353	3,353	339	353	3,692	4,045	795
1 Skyline Drive (O)	1980	1997	--	66	1,711	227	66	1,938	2,004	389
2 Skyline Drive (O)	1987	1997	--	109	3,128	404	109	3,532	3,641	811
3 Skyline Drive (O)	1981	2002	--	1,882	7,578	137	1,882	7,715	9,597	893
4 Skyline Drive (F)	1987	1997	--	363	7,513	1,290	363	8,803	9,166	2,042
7 Skyline Drive (O)	1987	1998	--	330	13,013	1,178	330	14,191	14,521	2,281
8 Skyline Drive (F)	1985	1997	--	212	4,410	2,070	212	6,480	6,692	1,740
10 Skyline Drive (F)	1985	1997	--	134	2,799	103	134	2,902	3,036	630
11 Skyline Drive (F)	1989	1997	--	--	4,788	435		5,223	5,223	1,171
12 Skyline Drive (F)	1999	1999	--	1,562	3,254	1,520	1,320	5,016	6,336	1,229
14 Skyline Drive (L)	N/A	2002	--	964	--	15	979		979
15 Skyline Drive (F)	1989	1997	--	--	7,449	731		8,180	8,180	2,089
16 Skyline Drive (L)	N/A	2002	--	850	--	29	879		879
17 Skyline Drive (O)	1989	1997	--	--	7,269	241		7,510	7,510	1,472
19 Skyline Drive (O)	1982	1997	--	2,355	34,254	4,327	2,356	38,580	40,936	10,208
Tarrytown
200 White Plains Road (O)	1982	1997	--	378	8,367	1,208	378	9,575	9,953	2,405
220 White Plains Road (O)	1984	1997	--	367	8,112	1,244	367	9,356	9,723	2,222
230 White Plains Road (R)	1984	1997	--	124	1,845	--	124	1,845	1,969	365
White Plains
1 Barker Avenue (O)	1975	1997	--	208	9,629	955	207	10,585	10,792	2,220
3 Barker Avenue (O)	1983	1997	--	122	7,864	1,910	122	9,774	9,896	2,199
50 Main Street (O)	1985	1997	--	564	48,105	5,396	564	53,501	54,065	11,975
11 Martine Avenue (O)	1987	1997	--	127	26,833	4,784	127	31,617	31,744	7,215
1 Water Street (O)	1979	1997	--	211	5,382	920	211	6,302	6,513	1,320

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

Yonkers
100 Corporate Boulevard (F)	1987	1997	--	602	9,910	730	602	10,640	11,242	2,263
200 Corporate Boulevard
South (F)	1990	1997	--	502	7,575	391	502	7,966	8,468	1,546
250 Corporate Boulevard
South (L)	N/A	2002	--	1,028	--	111	1,139	--	1,139	--
1 Enterprise Boulevard (L)	N/A	1997	--	1,379	--	--	1,379	--	1,379	--
1 Executive Boulevard (O)	1982	1997	--	1,104	11,904	1,981	1,105	13,884	14,989	3,041
2 Executive Plaza (R)	1986	1997	--	89	2,439	3	89	2,442	2,531	483
3 Executive Plaza (O)	1987	1997	--	385	6,256	1,599	385	7,855	8,240	1,769
4 Executive Plaza (F)	1986	1997	--	584	6,134	1,489	584	7,623	8,207	1,646
6 Executive Plaza (F)	1987	1997	--	546	7,246	197	546	7,443	7,989	1,499
1 Odell Plaza (F)	1980	1997	--	1,206	6,815	652	1,206	7,467	8,673	1,596
5 Odell Plaza (F)	1983	1997	--	331	2,988	227	331	3,215	3,546	638
7 Odell Plaza (F)	1984	1997	--	419	4,418	339	419	4,757	5,176	973

PENNSYLVANIA
Chester County
Berwyn
1000 Westlakes Drive (O)	1989	1997	--	619	9,016	525	619	9,541	10,160	1,926
1055 Westlakes Drive (O)	1990	1997	--	1,951	19,046	2,498	1,951	21,544	23,495	4,540
1205 Westlakes Drive (O)	1988	1997	--	1,323	20,098	1,347	1,323	21,445	22,768	4,286
1235 Westlakes Drive (O)	1986	1997	--	1,417	21,215	1,860	1,418	23,074	24,492	4,637

Delaware County
Lester
100 Stevens Drive (O)	1986	1996	--	1,349	10,018	2,811	1,349	12,829	14,178	2,807
200 Stevens Drive (O)	1987	1996	--	1,644	20,186	4,597	1,644	24,783	26,427	5,350
300 Stevens Drive (O)	1992	1996	--	491	9,490	839	491	10,329	10,820	2,361
Media
1400 Providence Rd –
Center I (O)	1986	1996	--	1,042	9,054	1,872	1,042	10,926	11,968	2,689
1400 Providence Rd –
Center II (O)	1990	1996	--	1,543	16,464	2,582	1,544	19,045	20,589	4,591

Montgomery County
Bala Cynwyd
150 Monument Road (O)	1981	2004	--	2,845	14,780	--	2,845	14,780	17,625	--
Blue Bell
4 Sentry Parkway (O)	1982	2003	--	1,749	7,721	183	1,749	7,904	9,653	261
16 Sentry Parkway (O)	1988	2002	--	3,377	13,511	490	3,377	14,001	17,378	1,142
18 Sentry Parkway (O)	1988	2002	--	3,515	14,062	348	3,515	14,410	17,925	1,132

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

King of Prussia
2200 Renaissance Blvd (O)	1985	2002	18,509	5,347	21,453	1,613	5,347	23,066	28,413	2,658
Lower Providence
1000 Madison Avenue (O)	1990	1997	--	1,713	12,559	832	1,714	13,390	15,104	2,522
Plymouth Meeting
1150 Plymouth Meeting
Mall (O)	1970	1997	--	125	499	28,154	6,219	22,559	28,778	4,281
Five Sentry Parkway East (O)	1984	1996	--	642	7,992	540	642	8,532	9,174	1,751
Five Sentry Parkway West (O)	1984	1996	--	268	3,334	85	268	3,419	3,687	697

CONNETICUT
Fairfield County
Greenwich
500 West Putnam Avenue (O)	1973	1998	6,500	3,300	16,734	1,632	3,300	18,366	21,666	3,496
Norwalk
40 Richards Avenue (O)	1985	1998	--	1,087	18,399	2,486	1,087	20,885	21,972	3,867
Shelton
1000 Bridgeport Avenue (O)	1986	1997	--	773	14,934	1,169	744	16,132	16,876	3,288
Stamford
1266 East Main Street (O)	1984	2002	18,816	6,638	26,567	1,008	6,638	27,575	34,213	1,972
419 West Avenue (F)	1986	1997	--	4,538	9,246	1,268	4,538	10,514	15,052	2,049
500 West Avenue (F)	1988	1997	--	415	1,679	274	415	1,953	2,368	518
550 West Avenue (F)	1990	1997	--	1,975	3,856	16	1,975	3,872	5,847	766
600 West Avenue (F)	1999	1999	--	2,305	2,863	833	2,305	3,696	6,001	470
650 West Avenue (F)	1998	1998	--	1,328	--	3,929	1,328	3,929	5,257	1,184

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue,
NW (O)	1940	1999	--	14,228	18,571	1,858	14,228	20,429	34,657	3,142
1400 L Street, NW (O)	1987	1998	--	13,054	27,423	1,014	13,054	28,437	41,491	4,975

MARYLAND
Prince George’s County
Lanham
4200 Parliament Place (O)	1989	1998	--	2,114	13,546	696	1,393	14,963	16,356	3,023

TEXAS
Dallas County
Richardson
1122 Alma Road (O)	1977	1997	--	754	3,015	371	754	3,386	4,140	549

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

NEBRASKA
Douglas County
Omaha
210 South 16th Street (O)	1894	2004	--	768	7,389	35	768	7,424	8,192	108

COLORADO
Arapahoe County
Denver
400 South Colorado
Boulevard (O)	1983	1998	--	1,461	10,620	1,586	1,461	12,206	13,667	2,350
Englewood
9359 East Nichols Avenue (O)	1997	1998	--	1,155	8,171	594	1,155	8,765	9,920	1,330
5350 South Roslyn Street (O)	1982	1998	--	862	6,831	(2,089)	559	5,045	5,604	648

Boulder County
Broomfield
105 South Technology
Court (O)	1997	1998	--	653	4,936	(2,461)	653	2,475	3,128	223
303 South Technology
Court – A (O)	1997	1998	--	623	3,892	(1,399)	623	2,493	3,116	221
303 South Technology
Court B – (O)	1997	1998	--	623	3,892	(1,399)	623	2,493	3,116	221
Louisville
1172 Century Drive (O)	1996	1998	--	707	4,647	210	707	4,857	5,564	413
248 Centennial Parkway (O)	1996	1998	--	708	4,647	211	708	4,858	5,566	414
285 Century Place (O)	1997	1998	--	889	10,133	(4,070)	891	6,061	6,952	435

Denver County
Denver
8181 East Tufts Avenue (O)	2001	2001	--	2,342	32,029	2,433	2,342	34,462	36,804	4,417
3600 South Yosemite (O)	1974	1998	--	556	12,980	68	556	13,048	13,604	2,177

Douglas County
Englewood
67 Inverness Drive East (O)	1996	1998	--	1,034	5,516	(2,858)	1,035	2,657	3,692	256
384 Inverness Drive South (O)	1985	1998	--	703	5,653	(2,288)	703	3,365	4,068	391
400 Inverness Drive (O)	1997	1998	--	1,584	19,878	(4,600)	1,584	15,278	16,862	1,366
5975 South Quebec Street (O)	1996	1998	--	855	11,551	1,854	857	13,403	14,260	2,612
Parker
9777 Pyramid Court (O)	1995	1998	--	1,304	13,189	2,128	1,876	14,745	16,621	2,449

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2004
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation

El Paso County
Colorado Springs
8415 Explorer (O)	1998	1999	--	347	2,507	2,599	347	5,106	5,453	366
1975 Research Parkway (O)	1997	1998	--	1,397	13,221	(515)	1,611	12,492	14,103	1,156
2375 Telstar Drive (O)	1998	1999	--	348	2,507	2,599	348	5,106	5,454	366

Jefferson County
Lakewood
141 Union Boulevard (O)	1985	1998	--	774	6,891	(980)	775	5,910	6,685	645

CALIFORNIA
San Francisco County
San Francisco
795 Folsom Street (O)	1977	1999	--	9,348	24,934	6,842	9,348	31,776	41,124	6,591
760 Market Street (O)	1908	1997	--	5,588	22,352	41,015	13,499	55,456	68,955	10,056

Projects Under Development
and Developable Land			--	85,934	--	11,143	85,934	11,143	97,077	--

Furniture, Fixtures
and Equipment			--	--	--	7,938	--	7,938	7,938	5,575

TOTALS			$496,929	$575,990	$3,032,644	$574,254	$597,010	$3,585,878	$4,182,888	$643,176

(a)	The aggregate cost for federal income tax purposes at December 31, 2004 was approximately $3.2 billion.

(b)	Legend of Property Codes:
	(O)=Office Property	(R)=Stand-alone Retail Property
	(F)=Office/Flex Property	(L)=Land Lease
(I)=Industrial/Warehouse Property

MACK-CALI REALTY CORPORATION

NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002

Rental Properties
Balance at beginning of year	$3,954,632	$3,857,657	$3,378,071
Additions	340,472	115,882	202,082
Rental property held for sale –
before accumulated depreciation	(21,929)	—	453,469
Properties sold	(112,179)	(16,951)	(168,245)
Retirements/disposals	(37)	(1,956)	(7,720)
Balance at end of year	$4,160,959	$3,954,632	$3,857,657

Accumulated Depreciation
Balance at beginning of year	$546,007	$445,569	$350,705
Depreciation expense	111,975	103,483	98,050
Rental property held for sale	(1,550)	—	16,455
Properties sold	(14,797)	(2,462)	(12,121)
Retirements/disposals	(9)	(583)	(7,520)
Balance at end of year	$641,626	$546,007	$445,569

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation

(Registrant)

Date: March 2, 2005	By:	/s/ BARRY LEFKOWITZ

Barry Lefkowitz

Executive Vice President and

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ WILLIAM L. MACK	Chairman of the Board	March 2, 2005
William L. Mack

/S/ MITCHELL E. HERSH	President and Chief Executive	March 2, 2005
Mitchell E. Hersh	Officer and Director

/S/ BARRY LEFKOWITZ	Executive Vice President and	March 2, 2005
Barry Lefkowitz	Chief Financial Officer

/S/ ALAN S. BERNIKOW	Director	March 2, 2005
Alan S. Bernikow

/S/ JOHN R. CALI	Director	March 2, 2005
John R. Cali

/S/ NATHAN GANTCHER	Director	March 2, 2005
Nathan Gantcher

/S/ MARTIN D. GRUSS	Director	March 2, 2005
Martin D. Gruss

Name	Title	Date

/S/ DAVID S. MACK	Director	March 2, 2005
David S. Mack

/S/ ALAN G. PHILIBOSIAN	Director	March 2, 2005
Alan G. Philibosian

/S/ IRVIN D. REID	Director	March 2, 2005
Irvin D. Reid

/S/ VINCENT TESE	Director	March 2, 2005
Vincent Tese

/S/ ROBERT F. WEINBERG	Director	March 2, 2005
Robert F. Weinberg

/S/ ROY J. ZUCKERBERG	Director	March 2, 2005
Roy J. Zuckerberg

MACK-CALI REALTY CORPORATION

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Company’s Form 10-Q dated June 30, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

3.3

Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Company’s Form 10-Q dated March 31, 2003 and incorporated herein by reference).

3.4

Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.5

Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Company’s and the Operating Partnership’s Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

3.6

Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 6, 1999 and incorporated herein by reference).

3.7

Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated September 30, 2003 (filed as Exhibit 3.7 to the Company’s Form 10-Q dated September 30, 2003 and incorporated herein by reference).

3.8

Certificate of Designation of Series B Preferred Operating Partnership Units of Limited Partnership Interest of Mack-Cali Realty, L.P. (filed as Exhibit 10.101 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.9

Articles Supplementary for the 8% Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Company’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

3.10

Certificate of Designation for the 8% Series C Cumulative Redeemable Perpetual Preferred Operating Partnership Units dated March 14, 2003 (filed as Exhibit 3.2 to the Company’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.1

Amended and Restated Shareholder Rights Agreement, dated as of March 7, 2000, between Mack-Cali Realty Corporation and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 4.1 to the Company’s Form 8-K dated March 7, 2000 and incorporated herein by reference).

4.2

Amendment No. 1 to the Amended and Restated Shareholder Rights Agreement, dated as of June 27, 2000, by and among Mack-Cali Realty Corporation and EquiServe Trust Company, N.A. (filed as Exhibit 4.1 to the Company’s Form 8-K dated June 27, 2000 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

4.3

Indenture dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, Mack-Cali Realty Corporation, as guarantor, and Wilmington Trust Company, as trustee (filed as Exhibit 4.1 to the Operating Partnership’s Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.4

Supplemental Indenture No. 1 dated as of March 16, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated March 16, 1999 and incorporated herein by reference).

4.5

Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

4.6

Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated December 21, 2000 and incorporated herein by reference).

4.7

Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated January 29, 2001 and incorporated herein by reference).

4.8

Supplemental Indenture No. 5 dated as of December 20, 2002, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated December 20, 2002 and incorporated herein by reference).

4.9

Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.10

Supplemental Indenture No. 7 dated as of June 12, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated June 12, 2003 and incorporated herein by reference).

4.11

Supplemental Indenture No. 8 dated as of February 9, 2004, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated February 9, 2004 and incorporated herein by reference).

4.12

Supplemental Indenture No. 9 dated as of March 22, 2004, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 22, 2004 and incorporated herein by reference).

4.13

Supplemental Indenture No. 10 dated as of January 25, 2005, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated January 25, 2005 and incorporated herein by reference).

4.14

Deposit Agreement dated March 14, 2003 by and among Mack-Cali Realty Corporation, EquiServe Trust Company, N.A., and the holders from time to time of the Depositary Receipts described therein (filed as Exhibit 4.1 to the Company’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.1

Amended and Restated Employment Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.2

Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.3 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.3

Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.4

Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.5

Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.6

Restricted Share Award Agreement dated as of July 1, 1999 between Mitchell E. Hersh and Mack-Cali Realty Corporation (filed as Exhibit 10.8 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.7

Restricted Share Award Agreement dated as of July 1, 1999 between Timothy M. Jones and Mack-Cali Realty Corporation (filed as Exhibit 10.9 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.8

Restricted Share Award Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.12 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.9

Restricted Share Award Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.13 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.10

Restricted Share Award Agreement dated as of March 12, 2001 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.10 to the Company’s Form 10-Q dated March 31, 2001 and incorporated herein by reference).

10.11

Restricted Share Award Agreement dated as of March 12, 2001 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.11 to the Company’s Form 10-Q dated March 31, 2001 and incorporated herein by reference).

10.12

Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.13

Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.14

First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.15

Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.16

Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.5 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.17

First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.6 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.18

Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.7 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.19

Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.20

First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.9 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.21

Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.10 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.22

Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.11 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.23

First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated July 1, 1999 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.12 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.24

First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.13 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.25

Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.14 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

Number	Exhibit Title

10.26

Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.15 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.27

Restricted Share Award Agreement dated December 6, 1999 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.16 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.28

First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated December 6, 1999 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.17 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.29

First Amendment effective as of January 2, 2003 to the Restricted Share Award Agreement dated March 12, 2001 between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.18 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.30

Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.31

Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.32

Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.3 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.33

Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Timothy M. Jones (filed as Exhibit 10.4 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.34

Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.35

Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.6 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.36

Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.7 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.37

Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.8 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.38

Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Michael Grossman (filed as Exhibit 10.9 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.39

Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Michael Grossman (filed as Exhibit 10.10 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.40

Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.41

Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.42

Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.4 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.43

Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.44

Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.6 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.45

Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.7 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.46

Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.8 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.47

Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.9 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.48

Amended and Restated Revolving Credit Agreement dated as of September 27, 2002, among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, Fleet National Bank and Other Lenders Which May Become Parties Thereto with JPMorgan Chase Bank, as administrative agent, swing lender and fronting bank, Fleet National Bank and Commerzbank AG, New York and Grand Cayman branches as syndication agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as documentation agents, and J.P. Morgan Securities Inc. and Fleet Securities, Inc, as arrangers (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 27, 2002 and incorporated herein by reference).

10.49

Second Amended and Restated Revolving Credit Agreement among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., Bank of America, N.A., and other lending institutions that are or may become a party to the Second Amended and Restated Revolving Credit Agreement dated as of November 23, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K dated November 23, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.50

Amended and Restated Master Loan Agreement dated as of November 12, 2004 among Mack-Cali Realty, L.P., and Affiliates of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P., as Borrowers, Mack-Cali Realty Corporation and Mack-Cali Realty L.P., as Guarantors and The Prudential Insurance Company of America, as Lender (filed as Exhibit 10.1 to the Company’s Form 8-K dated November 12, 2004 and incorporated herein by reference).

10.51

Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.52

First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.53

Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.54

Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.55

2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.56

Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.57	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.58	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.59

Form of Indemnification Agreement by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, Earle I. Mack, John R. Cali, Alan S. Bernikow, Brendan T. Byrne, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Timothy M. Jones, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, James Clabby, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring and Daniel Wagner (filed as Exhibit 10.28 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.60

Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.61

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference.)

10.62

Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.63

Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.64

First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.65

Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.66

Agreement of Sale and Purchase [30 Knightsbridge Road, Piscataway, New Jersey] by and between Mack-Cali Realty Corporation and AT&T Corp. dated as of April 2, 2004 (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.67

First Amendment to Agreement of Sale and Purchase [30 Knightsbridge Road, Piscataway, New Jersey] by and between Knightsbridge Realty L.L.C. and AT&T Corp. dated as of June 1, 2004 (filed as Exhibit 10.2 to the Company’s Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.68

Agreement of Sale and Purchase [Kemble Plaza II – 412 Mt. Kemble Avenue, Morris Township, NJ] by and between Mack-Cali Realty Corporation and AT&T Corp. dated as of April 2, 2004 (filed as Exhibit 10.3 to the Company’s Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.69

First Amendment to Agreement of Sale and Purchase [Kemble Plaza II – 412 Mt. Kemble Avenue, Morris Township, NJ] by and between Kemble Plaza II Realty L.L.C. and AT&T Corp. dated as of June 1, 2004 (filed as Exhibit 10.4 to the Company’s Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.70

Master Assignment and Assumption Agreement by and between AT&T Corp. and Mack-Cali Realty Corporation dated as of April 2, 2004 (filed as Exhibit 10.5 to the Company’s Form 8-K dated June 1, 2004 and incorporated herein by reference).

Number	Exhibit Title

10.71

First Amendment to Master Assignment and Assumption Agreement by and between AT&T Corp. and Mack-Cali Realty Corporation dated as of June 1, 2004 (filed as Exhibit 10.6 to the Company’s Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.72

Nominee Agreement between Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. dated as of April 2, 2004 (filed as Exhibit 10.7 to the Company’s Form 8-K dated June 1, 2004 and incorporated herein by reference).

10.73

Agreement of Sale and Purchase by and among Kemble-Morris L.L.C. and Pergola Holding, Inc. dated August 5, 2004 (filed as Exhibit 10.63 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.74

Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated August 10, 2004 (filed as Exhibit 10.64 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.75

Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 12, 2004 (filed as Exhibit 10.65 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.76

Second Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 18, 2004 (filed as Exhibit 10.66 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.77

Third Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 20, 2004 (filed as Exhibit 10.67 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.78

Fourth Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 21, 2004 (filed as Exhibit 10.68 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.79

Fifth Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 25, 2004 (filed as Exhibit 10.69 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.80

Sixth Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 27, 2004 (filed as Exhibit 10.70 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.81

Seventh Amendment to Agreement of Sale and Purchase by and between Mack-Cali Texas Property L.P., Centennial Acquisition Company and Waramaug Acquisition Corp. dated as of October 28, 2004 (filed as Exhibit 10.71 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.82

Commitment letter from Mack-Cali Property Trust to Centennial Acquisition Company and Waramaug Acquisition Corp. dated October 28, 2004 (filed as Exhibit 10.72 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.83*

Agreement of Purchase and Sale of Partnership Interests among Hudson Street Owners Limited Partnership I, Hudson Street Owners Limited Partnership II, Hudson Street Owners SPE, Inc., and Hudson Street Owners SPE II, Inc., collectively as Sellers, and MC Hudson Holding L.L.C. and MC Hudson Realty L.L.C., collectively as Purchasers, dated November 23, 2004.

10.84*

First Amendment to Agreement of Purchase and Sale dated December 23, 2004 by and among Hudson Street Owners Limited Partnership I, Hudson Street Owners Limited Partnership II, Hudson Street Owners SPE, Inc., and Hudson Street Owners SPE II, Inc., collectively as Sellers, and MC Hudson Holding L.L.C. and MC Hudson Realty L.L.C., collectively as Purchasers.

10.85*

Second Amendment to Agreement of Purchase and Sale dated February 9, 2005 by and among Hudson Street Owners Limited Partnership I, Hudson Street Owners Limited Partnership II, Hudson Street Owners SPE, Inc., and Hudson Street Owners SPE II, Inc., collectively as Sellers, and MC Hudson Holding L.L.C. and MC Hudson Realty L.L.C., collectively as Purchasers.

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, and the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

*filed herewith