Form 10-K
period 2005-12-31
MACK CALI REALTY CORP
filed 2006-02-23
CIK 924901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  1-13274

MACK-CALI REALTY CORPORATION

(Exact Name of Registrant as specified in its charter)

Maryland	22-3305147
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11 Commerce Drive, Cranford, New Jersey	07016-3599
(Address of principal executive offices)	(Zip code)

(908) 272-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Name of Each Exchange on Which Registered)
Common Stock, $0.01 par value

New York Stock Exchange

Preferred Share Purchase Rights	Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer  ☒                                        Accelerated filer  ☐                                       Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,768,957,517. As of February 17, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,855,247,112. The aggregate market values were computed with references to the closing prices on the New York Stock Exchange on such dates. These calculations do not reflect a determination that persons are affiliates for any other purpose.

As of February 17, 2006, 62,150,563 shares of common stock, $0.01 par value, of the Company (“Common Stock”) were outstanding.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 124.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2005 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on May 24, 2006 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2005.

FORM 10-K

Table of Contents

PART I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III
Item 10	Directors and Executive Officers of the Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accounting Fees and Services

PART IV

Item 15	Exhibits, Financial Statement Schedules

SIGNATURES

EXHIBIT INDEX

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

As of December 31, 2005, the Company owned or had interests in 270 properties, aggregating approximately 30.0 million square feet, plus developable land (collectively, the “Properties”). The Properties are comprised of: (a) 267 wholly-owned or Company-controlled properties consisting of 161 office buildings and 96 office/flex buildings aggregating approximately 29.1 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties totaling approximately 17,300 square feet, and two land leases (collectively, the “Consolidated Properties”); and (b) one office building and one office/flex building aggregating approximately 538,000 square feet, and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2005, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 91.0 percent leased to approximately 2,200 tenants. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2005, leases with commencement dates substantially in the future consisting of 15,125 square feet scheduled to commence in 2009 and 10,205 square feet scheduled to commence in 2011), and leases that expire at the period end date. Leases that expire as of the period end date aggregate 311,623 square feet, or 1.1 percent of the net rentable square footage. The Properties are located in seven states, primarily in the Northeast, and the District of Columbia. See Item 2: Properties.

The Company’s strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator. The Company plans to continue this strategy by expanding through acquisitions and/or development in Northeast markets where it has, or can achieve, similar status. The Company believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Company believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. The Company also believes that its extensive market knowledge provides it with a significant competitive advantage, which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See “Business Strategies.”

As of December 31, 2005, executive officers and directors of the Company and their affiliates owned approximately 9.2 percent of the Company’s outstanding shares of Common Stock (including Units redeemable into shares of Common Stock). As used herein, the term “Units” refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) through which the Company conducts its real estate activities. The Company’s executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 19 years.

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

Financial

The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less. As of December 31, 2005, the Company’s total debt constituted approximately 42.8 percent of total undepreciated assets of the Company. The Company has three investment grade credit ratings. Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”) have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. S&P and Fitch have also assigned their BBB- rating to existing and prospective preferred stock offerings of the Company. Moody’s Investors Service (“Moody’s”) has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Company. Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur or a requirement for the maintenance of investment grade credit ratings, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances. The Company intends to conduct its operations so as to best be able to maintain its investment grade rated status. The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, short-term and long-term borrowings (including draws on the Company’s revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2005, the Company had approximately 350 full-time employees.

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

INDUSTRY SEGMENTS

The Company operates in only one industry segment — real estate. The Company does not have any foreign operations and its business is not seasonal. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segment.

RECENT DEVELOPMENTS

As a result of the economic climate since 2001, substantially all of the real estate markets the Company operates in materially softened. Demand for office space declined significantly and vacancy rates increased in each of the Company’s core markets over the period. Through February 22, 2006, the Company’s core markets continued to be weak. The percentage leased in the Company’s consolidated portfolio of stabilized operating properties decreased to 91.0 percent at December 31, 2005 as compared to 91.2 percent at December 31, 2004 and 91.5 percent at December 31, 2003. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2005, leases with commencement dates substantially in the future consisting of 15,125 square feet scheduled to commence in 2009 and 10,205 square feet scheduled to commence in 2011), and leases that expire at the period end date. Leases that expire as of the period end date aggregate 311,623 square feet, or 1.1 percent of the net rentable square footage. Excluded from percentage leased at December 31, 2004 was a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005. Market rental rates have declined in most markets from peak levels in late 2000 and early 2001. Rental rates on the Company’s space that was re-leased (based on first rents payable) during the year ended December 31, 2005 decreased an average of 8.2 percent compared to rates that were in effect under expiring leases, as compared to a 8.7 percent decrease in 2004 and a 7.8 percent decrease in 2003. The Company believes that vacancy rates may continue to increase in most of its markets in 2006. As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

In 2005, the Company:

•                                          acquired six office properties, aggregating 1,832,251 square feet, at a total cost of approximately $387.8 million and;

•                                          sold seven office properties, aggregating 1,081,389 square feet, for aggregate net sales proceeds of approximately $115.0 million.

Additionally, in 2005, the Company sold its interest in an unconsolidated joint venture which owned two office properties aggregating 298,000 square feet, for aggregate net sales proceeds of approximately $2.7 million. See Note 4 to the Financial Statements for further information regarding joint venture activity.

Property Acquisitions

The Company acquired the following office properties during the year ended December 31, 2005:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Acquisition Cost (in thousands)

03/02/05	101 Hudson Street (a)	Jersey City, Hudson County, NJ	1	1,246,283	$330,302
03/29/05	23 Main Street (a)(b)	Holmdel, Monmouth County, NJ	1	350,000	23,948
07/12/05	Monmouth Executive Center (c)	Freehold, Monmouth County, NJ	4	235,968	33,561

Total Property Acquisitions:			6	1,832,251	$387,811

(a)          Transaction was funded primarily through borrowing on the Company’s revolving credit facility.

(b)         In addition to its initial investment, the Company intends to make additional investments related to the property of approximately $12.1 million, of which the Company has incurred $6.2 million through December 31, 2005.

(c)          Transaction was funded primarily through available cash and assumption of mortgage debt.

In November 2005, the Company announced that it entered into a contract to acquire all the interests in Capital Office Park, a seven-building office complex totaling approximately 842,300 square feet in Greenbelt, Maryland for aggregate purchase consideration of approximately $161.7 million. The purchase consideration for the acquisition, which is expected to close in the first quarter of 2006, will consist of the issuance of approximately $97.9 million of common operating partnership units in Mack-Cali Realty, L.P. and the assumption of approximately $63.8 million of mortgage debt. At closing, the sellers may elect to receive approximately $27.9 million in cash in lieu of common operating partnership units.

On February 16, 2006, the Company announced it had reached agreements in principle with each of SL Green Realty Corp. (“SL Green”) and The Gale Company, a privately-owned real estate services company based in New Jersey (“Gale”), pursuant to which the Company plans to acquire interests in certain assets and operations of SL Green and Gale.

Pursuant to the contemplated transactions, the Company is expected to:

•                  Purchase the Gale Real Estate Services Company for up to $40 million. The purchase price is expected to be based on an earn-out formula with an initial payment of $10 million in common operating partnership units in Mack-Cali Realty, L.P., and $12 million in cash, with a total consideration of up to $40 million.

•                  Acquire substantially all the ownership interests in 12 office properties valued at approximately $337 million and totaling 1.7 million square feet in Northern and Central New Jersey; and

•                  Acquire approximately one-half of the ownership interests in eight office properties valued at approximately $168 million and totaling 1.1 million square feet, also in Northern and Central New Jersey.

The Company plans to finance the transactions through a combination of approximately $240 million in drawings on its revolving credit facility, the assumption of existing and placement of new mortgage debt, and the issuance of common operating partnership units.

These planned acquisitions are subject to the execution of definitive acquisition agreements with Gale and SL Green in one instance, and with Gale alone in the other instance, which agreements shall contain mutually acceptable terms and customary closing conditions to be negotiated in good faith with such parties and entered into as soon as practicable.  While the Company is confident that these transactions will be completed in accordance with the terms outlined above, there can be no assurance that either or both will close or that the structure or terms of one or both acquisition agreements may not reflect changes from the current agreements in principle.

Property Sales

The Company sold the following office properties during the year ended December 31, 2005:

Sale Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Net Sales Proceeds (in thousands)	Net Book Value (in thousands)	Realized Gain/ (Loss) (in thousands)

02/04/05	210 South 16th Street	Omaha, Douglas County, Nebraska	1	318,224	$8,464	$8,210	$254
02/11/05	1122 Alma Road	Richardson, Dallas County, Texas	1	82,576	2,075	2,344	(269)
02/15/05	3 Skyline Drive	Hawthorne, Westchester County, New York	1	75,668	9,587	8,856	731
05/11/05	201 Willowbrook Blvd.	Wayne, Passaic County, New Jersey (a)	1	178,329	17,696	17,705	(9)
06/03/05	600 Community Drive/
	111 East Shore Road	North Hempstead, Nassau County, New York	2	292,849	71,593	59,609	11,984
12/29/05	3600 South Yosemite	Denver, Denver County, Colorado	1	133,743	5,566	11,121	(5,555)

Total Office Property Sales:			7	1,081,389	$114,981	$107,845	$7,136

(a)     In connection with the sale, the Company provided a mortgage loan to the buyer of $12 million which bears interest at 5.74 percent, matures in five years with a five year renewal option, and requires monthly payments of principal and interest.

Investments in Marketable Securities

In 2005, the Company purchased approximately 1.5 million shares of common stock in CarrAmerica Realty Corporation, which carried a value of approximately $50.8 million at December 31, 2005. From January 1 through January 25, 2006, the Company purchased an additional 336,500 shares in CarrAmerica for a total purchase price of approximately $11.9 million.

FINANCING ACTIVITY

Senior Unsecured Notes Transactions

On January 25, 2005, the Company issued $150 million face amount of 5.125 percent senior unsecured notes due January 15, 2015 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148.1 million were used primarily to reduce outstanding borrowings under the Company’s unsecured facility.

On April 15, 2005, the Company issued $150 million face amount of 5.05 percent senior unsecured notes due April 15, 2010 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148.8 million were used to reduce outstanding borrowings under the 2004 unsecured facility.

On November 15, 2005, the Company issued $100 million face amount of 5.80 percent senior unsecured notes due January 15, 2016 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $99 million were used to reduce outstanding borrowings under the 2004 unsecured facility.

On January 24, 2006, the Company issued $100 million face amount of 5.80 percent senior unsecured notes due January 15, 2016 with interest payable semi-annually in arrears, and $100 million face amount of 5.25 percent senior unsecured notes due January 15, 2012 with interest payable semi-annually in arrears. The total proceeds from the issuances, including accrued interest on the 5.80 percent notes of approximately $200.8 million, were used to reduce outstanding borrowings under the Company’s unsecured facility.

Revolving Credit Facility

In 2004, the Company refinanced its unsecured revolving credit facility. The $600 million unsecured facility, which is expandable to $800 million, currently carries an interest rate equal to LIBOR plus 65 basis points, representing a reduction of five basis points from the previous facility. The credit facility was refinanced for a three-year term with a one-year extension option. The interest rate and facility fee are subject to adjustment, on a sliding scale, based upon the Operating Partnership’s unsecured debt ratings.

On September 16, 2005, the Company extended and modified its unsecured facility with a group of 23 lenders (reduced from 27). The facility was extended for an additional two years and now matures in November 2009, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise. In addition, the facility fee was reduced by five basis points to 15 basis points at the current BBB/Baa2 pricing level.

AVAILABLE INFORMATION

The Company’s internet website is www.mack-cali.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Company’s internet website includes other items related to corporate governance matters, including, among other things, the Company’s corporate governance guidelines, charters of various committees of the Board of Directors, and the Company’s code of business conduct and ethics applicable to all employees, officers and directors. The Company intends to disclose on its internet website any amendments to or waivers from its code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our internet website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Mack-Cali Investor Relations Department, 11 Commerce Drive, Cranford, NJ 07016-3501.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this report, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act. Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Among the factors about which we have made assumptions are:

•                  changes in the general economic climate and conditions, including those affecting industries in which our principal tenants compete;

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

ITEM 1A.                    RISK FACTORS

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

•                                          our inability to rent office space on favorable terms; and

•                                          civil unrest, earthquakes, acts of terrorism and other natural disasters or acts of God that may result in uninsured losses.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended, and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom we issued limited partnership units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual’s tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the tax consequences of the recognition of such built-in-gains. As of December 31, 2005, 56 of our properties, with an aggregate net book value of approximately $1.3 billion, were subject to these restrictions, which expire periodically through 2010. For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals. 74 of our properties, with an aggregate net book value of approximately $667.7 million, have lapsed restrictions and are subject to these conditions. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

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

As of December 31, 2005, we had total outstanding indebtedness of $2.1 billion comprised of $1.4 billion of senior unsecured notes, outstanding borrowings of $227.0 million under our $600.0 million revolving credit facility and approximately $468.7 million of mortgage loans payable and other obligations indebtedness. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2005, outstanding borrowings of approximately $227 million under our revolving credit facility bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

In addition, the consent of the holders of at least 85 percent of Mack-Cali Realty, L.P.’s partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which Mack-Cali Realty, L.P. is not the surviving entity; (ii) to dissolve, liquidate or wind up Mack-Cali Realty, L.P.; or (iii) to convey or otherwise transfer all or substantially all of Mack-Cali Realty, L.P.’s assets. As of February 17, 2006, as general partner, we own approximately 82.0 percent of Mack-Cali Realty, L.P.’s outstanding partnership units.

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

Risk of changes in the tax law applicable to real estate investment trusts: Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative action may prospectively or retroactively modify our and Mack-Cali Realty, L.P.’s tax treatment and, therefore, may adversely affect taxation of us, Mack-Cali Realty, L.P., and/or our investors.

ITEM 1B.                    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                             PROPERTIES

PROPERTY LIST

As of December 31, 2005, the Company’s Consolidated Properties consisted of 263 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and two land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 29.5 million square feet, with the individual properties ranging from 6,216 to 1,246,283 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction. The Company’s tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

NEW JERSEY

Atlantic County
Egg Harbor
100 Decadon Drive	1987	40,422	100.0	951	857	0.18	23.53	21.20
200 Decadon Drive	1991	39,922	100.0	923	801	0.17	23.12	20.06

Bergen County
Fair Lawn
17-17 Route 208 North	1987	143,000	100.0	3,449	2,945	0.64	24.12	20.59
Fort Lee
One Bridge Plaza	1981	200,000	92.2	4,778	4,384	0.88	25.91	23.77
2115 Linwood Avenue	1981	68,000	82.6	1,297	954	0.24	23.09	16.98
Little Ferry
200 Riser Road	1974	286,628	100.0	1,907	1,742	0.35	6.65	6.08
Montvale
95 Chestnut Ridge Road	1975	47,700	100.0	796	729	0.15	16.69	15.28
135 Chestnut Ridge Road	1981	66,150	92.1	1,535	1,242	0.28	25.20	20.39
Paramus
15 East Midland Avenue	1988	259,823	100.0	6,201	6,122	1.14	23.87	23.56
140 East Ridgewood Avenue	1981	239,680	90.4	4,625	3,923	0.85	21.35	18.11
461 From Road	1988	253,554	98.6	6,064	6,045	1.12	24.26	24.18
650 From Road	1978	348,510	99.1	8,114	7,182	1.50	23.49	20.79
61 South Paramus Avenue	1985	269,191	93.3	6,609	5,998	1.22	26.31	23.88
Rochelle Park
120 Passaic Street	1972	52,000	99.6	1,398	1,318	0.26	26.99	25.45
365 West Passaic Street	1976	212,578	94.5	4,062	3,531	0.75	20.22	17.58
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	7,465	1.38	15.72	15.72
10 Mountainview Road	1986	192,000	100.0	4,032	3,758	0.74	21.00	19.57
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,950	1,456	0.36	21.86	16.32
470 Chestnut Ridge Road	1987	52,500	100.0	1,192	1,192	0.22	22.70	22.70
530 Chestnut Ridge Road	1986	57,204	100.0	1,166	1,166	0.22	20.38	20.38
50 Tice Boulevard	1984	235,000	100.0	6,041	5,432	1.12	25.71	23.11
300 Tice Boulevard	1991	230,000	100.0	6,099	5,343	1.13	26.52	23.23

Burlington County
Moorestown
224 Strawbridge Drive	1984	74,000	85.4	1,371	1,252	0.25	21.69	19.81
228 Strawbridge Drive	1984	74,000	100.0	1,043	896	0.19	14.09	12.11
232 Strawbridge Drive	1986	74,258	98.8	1,131	1,127	0.21	15.42	15.36

Essex County
Millburn
150 J.F. Kennedy Parkway	1980	247,476	100.0	7,009	6,079	1.29	28.32	24.56

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

Roseland
101 Eisenhower Parkway	1980	237,000	94.8	5,395	4,953	1.00	24.01	22.05
103 Eisenhower Parkway	1985	151,545	82.2	3,054	2,608	0.56	24.52	20.94
105 Eisenhower Parkway	2001	220,000	71.6	3,848	2,927	0.71	24.43	18.58

Hudson County
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	44.8	2,609	2,403	0.48	14.56	13.41
Harborside Financial Center Plaza 2	1990	761,200	100.0	18,577	17,518	3.43	24.40	23.01
Harborside Financial Center Plaza 3	1990	725,600	100.0	17,045	16,035	3.15	23.49	22.10
Harborside Financial Center Plaza 4-A	2000	207,670	97.5	6,659	5,834	1.23	32.89	28.81
Harborside Financial Center Plaza 5	2002	977,225	94.7	30,183	25,832	5.58	32.62	27.91
101 Hudson Street (g)	1992	1,246,283	99.5	23,254	20,084	4.29	22.44	19.38

Mercer County
Hamilton Township
600 Horizon Drive	2002	95,000	100.0	1,373	1,373	0.25	14.45	14.45
Princeton
103 Carnegie Center	1984	96,000	100.0	1,983	1,818	0.37	20.66	18.94
100 Overlook Center	1988	149,600	100.0	4,102	3,607	0.76	27.42	24.11
5 Vaughn Drive	1987	98,500	94.0	2,339	2,080	0.43	25.26	22.46

Middlesex County
East Brunswick
377 Summerhill Road	1977	40,000	100.0	363	357	0.07	9.08	8.93
Piscataway
30 Knightsbridge Road, Bldg 3	1977	160,000	100.0	2,464	2,464	0.45	15.40	15.40
30 Knightsbridge Road, Bldg 4	1977	115,000	100.0	1,771	1,771	0.33	15.40	15.40
30 Knightsbridge Road, Bldg 5	1977	332,607	43.6	169	166	0.03	1.17	1.14
30 Knightsbridge Road, Bldg 6	1977	72,743	47.2	30	30	0.01	0.87	0.87
Plainsboro
500 College Road East	1984	158,235	100.0	4,365	4,187	0.81	27.59	26.46
South Brunswick
3 Independence Way	1983	111,300	38.8	414	377	0.08	9.59	8.73
Woodbridge
581 Main Street	1991	200,000	100.0	4,924	4,667	0.91	24.62	23.34

Monmouth County
Freehold
2 Paragon Way (g)	1989	44,524	86.9	336	263	0.06	18.32	14.34
3 Paragon Way (g)	1991	66,898	69.3	288	258	0.05	13.11	11.74
4 Paragon Way (g)	2002	63,989	100.0	545	411	0.10	17.97	13.55
100 Willbowbrook (g)	1988	60,557	73.6	390	345	0.07	18.46	16.33
Holmdel
23 Main Street (g)	1977	350,000	100.0	3,782	3,610	0.70	14.19	13.54

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

Middletown
One River Center Bldg 1	1983	122,594	89.2	2,099	1,950	0.39	19.19	17.83
One River Center Bldg 2	1983	120,360	100.0	2,769	2,736	0.51	23.01	22.73
One River Center Bldg 3	1984	214,518	94.7	4,362	4,311	0.81	21.47	21.22
Neptune
3600 Route 66	1989	180,000	100.0	2,400	2,171	0.44	13.33	12.06
Wall Township
1305 Campus Parkway	1988	23,350	92.4	361	337	0.07	16.73	15.62
1350 Campus Parkway	1990	79,747	99.9	1,599	1,454	0.30	20.07	18.25

Morris County
Florham Park
325 Columbia Turnpike	1987	168,144	99.4	3,972	3,634	0.73	23.77	21.74
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,587	1,473	0.29	21.16	19.64
201 Littleton Road	1979	88,369	88.9	1,783	1,582	0.33	22.70	20.14
Morris Township
412 Mt. Kemble Avenue	1986	475,100	—	2,984	2,984	0.55	—	—
Parsippany
4 Campus Drive	1983	147,475	91.1	3,482	3,282	0.64	25.92	24.43
6 Campus Drive	1983	148,291	67.9	2,038	1,696	0.38	20.24	16.84
7 Campus Drive	1982	154,395	100.0	2,037	1,924	0.38	13.19	12.46
8 Campus Drive	1987	215,265	100.0	6,282	5,588	1.16	29.18	25.96
9 Campus Drive	1983	156,495	92.5	3,659	3,142	0.68	25.28	21.71
4 Century Drive	1981	100,036	68.2	1,163	1,163	0.21	17.05	17.05
5 Century Drive	1981	79,739	97.3	2,073	2,073	0.38	26.72	26.72
6 Century Drive	1981	100,036	3.0	125	125	0.02	41.65	41.65
2 Dryden Way	1990	6,216	100.0	108	108	0.02	17.37	17.37
4 Gatehall Drive	1988	248,480	78.8	4,895	4,416	0.90	25.00	22.55
2 Hilton Court	1991	181,592	100.0	5,019	4,518	0.93	27.64	24.88
1633 Littleton Road	1978	57,722	100.0	1,131	1,131	0.21	19.59	19.59
600 Parsippany Road	1978	96,000	65.7	1,179	982	0.22	18.69	15.57
1 Sylvan Way	1989	150,557	100.0	3,502	3,106	0.65	23.26	20.63
5 Sylvan Way	1989	151,383	98.0	3,683	3,403	0.68	24.83	22.94
7 Sylvan Way	1987	145,983	100.0	2,927	2,509	0.54	20.05	17.19
5 Wood Hollow Road	1979	317,040	88.1	4,274	4,167	0.79	15.30	14.92

Passaic County
Clifton
777 Passaic Avenue	1983	75,000	100.0	1,532	1,338	0.28	20.43	17.84
Totowa
999 Riverview Drive	1988	56,066	100.0	880	797	0.16	15.70	14.22

Somerset County
Basking Ridge
222 Mt. Airy Road	1986	49,000	60.7	597	466	0.11	20.07	15.67
233 Mt. Airy Road	1987	66,000	100.0	1,315	1,103	0.24	19.92	16.71

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

Bernards
106 Allen Road	2000	132,010	93.2	2,714	2,066	0.50	22.06	16.79
Bridgewater
721 Route 202/206	1989	192,741	87.8	3,923	3,792	0.72	23.18	22.41

Union County
Clark
100 Walnut Avenue	1985	182,555	99.5	4,551	3,996	0.84	25.05	22.00
Cranford
6 Commerce Drive	1973	56,000	100.0	1,234	1,116	0.23	22.04	19.93
11 Commerce Drive (c)	1981	90,000	97.1	1,242	1,068	0.23	14.21	12.22
12 Commerce Drive	1967	72,260	95.1	873	700	0.16	12.70	10.19
14 Commerce Drive	1971	67,189	100.0	1,341	1,335	0.25	19.96	19.87
20 Commerce Drive	1990	176,600	98.4	3,522	3,191	0.65	20.27	18.36
25 Commerce Drive	1971	67,749	100.0	1,395	1,319	0.26	20.59	19.47
65 Jackson Drive	1984	82,778	100.0	1,948	1,729	0.36	23.53	20.89
New Providence
890 Mountain Avenue	1977	80,000	89.6	1,830	1,721	0.34	25.53	24.01

Total New Jersey Office		16,918,908	89.7	331,860	300,619	61.29	22.36	20.24

NEW YORK

Dutchess County
Fishkill
300 Westage Business Center Drive	1987	118,727	82.1	2,134	1,822	0.39	21.89	18.69

Rockland County
Suffern
400 Rella Boulevard	1988	180,000	100.0	4,209	3,656	0.78	23.38	20.31

Westchester County
Elmsford
100 Clearbrook Road (c)	1975	60,000	99.5	1,135	1,046	0.21	19.01	17.52
101 Executive Boulevard	1971	50,000	45.3	678	611	0.13	29.93	26.98
555 Taxter Road	1986	170,554	100.0	3,897	3,321	0.72	22.85	19.47
565 Taxter Road	1988	170,554	92.8	3,836	3,491	0.71	24.24	22.06
570 Taxter Road	1972	75,000	100.0	1,800	1,635	0.33	24.00	21.80
Hawthorne
1 Skyline Drive	1980	20,400	99.0	392	369	0.07	19.41	18.27
2 Skyline Drive	1987	30,000	87.9	424	364	0.08	16.08	13.80
7 Skyline Drive	1987	109,000	100.0	2,421	2,239	0.45	22.21	20.54
17 Skyline Drive	1989	85,000	100.0	1,360	1,335	0.25	16.00	15.71
19 Skyline Drive	1982	248,400	100.0	4,471	4,174	0.83	18.00	16.80

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

Tarrytown
200 White Plains Road	1982	89,000	94.7	1,935	1,770	0.36	22.96	21.00
220 White Plains Road	1984	89,000	88.0	1,929	1,774	0.36	24.63	22.65
White Plains
1 Barker Avenue	1975	68,000	97.3	1,773	1,650	0.33	26.80	24.94
3 Barker Avenue	1983	65,300	100.0	1,747	1,583	0.32	26.75	24.24
50 Main Street	1985	309,000	99.5	8,999	7,926	1.67	29.27	25.78
11 Martine Avenue	1987	180,000	95.9	4,822	4,260	0.89	27.93	24.68
1 Water Street	1979	45,700	86.0	1,025	911	0.19	26.08	23.18
Yonkers
1 Executive Boulevard	1982	112,000	98.0	2,776	2,479	0.51	25.29	22.59
3 Executive Plaza	1987	58,000	100.0	1,460	1,269	0.27	25.17	21.88

Total New York Office		2,333,635	95.7	53,223	47,685	9.85	23.83	21.35

PENNSYLVANIA

Chester County
Berwyn
1000 Westlakes Drive	1989	60,696	95.7	1,563	1,496	0.29	26.91	25.75
1055 Westlakes Drive	1990	118,487	96.8	2,741	2,264	0.51	23.90	19.74
1205 Westlakes Drive	1988	130,265	58.8	2,804	2,573	0.52	36.61	33.59
1235 Westlakes Drive	1986	134,902	91.3	2,648	2,341	0.49	21.50	19.01

Delaware County
Lester
100 Stevens Drive	1986	95,000	100.0	2,551	2,356	0.47	26.85	24.80
200 Stevens Drive	1987	208,000	100.0	5,598	5,251	1.03	26.91	25.25
300 Stevens Drive	1992	68,000	100.0	1,087	915	0.20	15.99	13.46
Media
1400 Providence Road - Center I	1986	100,000	84.8	1,911	1,723	0.35	22.54	20.32
1400 Providence Road - Center II	1990	160,000	97.6	3,488	3,072	0.64	22.34	19.67

Montgomery County
Bala Cynwyd
150 Monument Road	1981	125,783	70.0	2,118	2,110	0.39	24.06	23.96
Blue Bell
4 Sentry Parkway	1982	63,930	94.1	1,373	1,370	0.25	22.82	22.77
16 Sentry Parkway	1988	93,093	100.0	2,408	2,347	0.44	25.87	25.21
18 Sentry Parkway	1988	95,010	97.6	2,176	2,121	0.40	23.47	22.87
King of Prussia
2200 Renaissance Boulevard	1985	174,124	91.1	3,501	3,252	0.65	22.07	20.50
Lower Providence
1000 Madison Avenue	1990	100,700	36.0	698	580	0.13	19.25	16.00
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	100.0	2,960	2,514	0.55	17.65	14.99

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

Five Sentry Parkway East	1984	91,600	100.0	1,952	1,896	0.36	21.31	20.70
Five Sentry Parkway West	1984	38,400	69.8	709	691	0.13	26.45	25.78

Total Pennsylvania Office		2,025,738	88.8	42,286	38,872	7.80	23.50	21.60

CONNECTICUT

Fairfield County
Greenwich
500 West Putnam Avenue	1973	121,250	99.1	3,347	3,125	0.62	27.85	26.01
Norwalk
40 Richards Avenue	1985	145,487	69.9	2,429	2,107	0.45	23.89	20.72
Shelton
1000 Bridgeport Avenue	1986	133,000	88.1	2,069	1,681	0.38	17.66	14.35
Stamford
1266 East Main Street	1984	179,260	70.3	3,752	3,622	0.69	29.77	28.74

Total Connecticut Office		578,997	80.3	11,597	10,535	2.14	24.94	22.65

DISTRICT OF COLUMBIA

Washington
1201 Connecticut Avenue, NW	1940	169,549	86.2	5,219	4,930	0.96	35.71	33.73
1400 L Street, NW	1987	159,000	87.3	3,347	3,182	0.62	24.11	22.92

Total District of Columbia Office		328,549	86.7	8,566	8,112	1.58	30.06	28.47

MARYLAND

Prince George’s County
Lanham
4200 Parliament Place	1989	122,000	93.7	2,767	2,562	0.51	24.21	22.41

Total Maryland Office		122,000	93.7	2,767	2,562	0.51	24.21	22.41

COLORADO

Arapahoe County
Denver
400 South Colorado Boulevard	1983	125,415	87.9	1,710	1,379	0.32	15.51	12.51
Englewood
9359 East Nichols Avenue	1997	72,610	100.0	779	642	0.14	10.73	8.84
5350 South Roslyn Street	1982	63,754	100.0	1,036	864	0.19	16.25	13.55

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

Boulder County
Broomfield
105 South Technology Drive	1997	37,574	81.1	202	82	0.04	6.63	2.69
303 South Technology Drive-A	1997	34,454	100.0	270	193	0.05	7.84	5.60
303 South Technology Drive-B	1997	40,416	100.0	316	225	0.06	7.82	5.57
Louisville
248 Centennial Parkway	1996	39,266	100.0	305	168	0.06	7.77	4.28
1172 Century Drive	1996	49,566	100.0	384	211	0.07	7.75	4.26
285 Century Place	1997	69,145	100.0	761	711	0.14	11.01	10.28

Denver County
Denver
8181 East Tufts Avenue	2001	185,254	98.6	4,256	3,592	0.79	23.30	19.66

Douglas County
Centennial
5975 South Quebec Street (c)	1996	102,877	94.7	1,271	855	0.23	13.05	8.78
Englewood
67 Inverness Drive East	1996	54,280	100.0	338	200	0.06	6.23	3.68
384 Inverness Parkway	1985	51,523	97.5	694	597	0.13	13.82	11.88
400 Inverness Parkway	1997	111,608	98.3	1,631	1,299	0.30	14.87	11.84
9777 Pyramid Court	1995	120,281	95.1	1,489	1,149	0.27	13.02	10.04

El Paso County
Colorado Springs
8415 Explorer	1998	47,368	97.1	547	511	0.10	11.89	11.11
1975 Research Parkway	1997	115,250	98.7	1,151	760	0.21	10.12	6.68
2375 Telstar Drive	1998	47,369	100.0	548	510	0.10	11.57	10.77

Jefferson County
Lakewood
141 Union Boulevard	1985	63,600	96.3	1,155	998	0.21	18.86	16.29

Total Colorado Office		1,431,610	96.9	18,843	14,946	3.47	13.59	10.78

CALIFORNIA

San Francisco County
San Francisco
795 Folsom Street	1977	183,445	85.3	4,358	3,455	0.80	27.85	22.08
760 Market Street	1908	267,446	78.5	7,397	6,936	1.37	35.23	33.04

Total California Office		450,891	81.3	11,755	10,391	2.17	32.08	28.36

TOTAL OFFICE PROPERTIES		24,190,328	90.2	480,897	433,722	88.81	22.38	20.17

Office/Flex Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

NEW JERSEY

Burlington County
Burlington
3 Terri Lane	1991	64,500	82.5	459	374	0.08	8.63	7.03
5 Terri Lane	1992	74,555	91.7	598	418	0.11	8.75	6.11
Moorestown
2 Commerce Drive	1986	49,000	76.3	256	231	0.05	6.85	6.18
101 Commerce Drive	1988	64,700	100.0	275	249	0.05	4.25	3.85
102 Commerce Drive	1987	38,400	87.5	175	146	0.03	5.21	4.35
201 Commerce Drive	1986	38,400	75.0	157	107	0.03	5.45	3.72
202 Commerce Drive	1988	51,200	100.0	303	233	0.06	5.92	4.55
1 Executive Drive	1989	20,570	81.1	156	100	0.03	9.35	5.99
2 Executive Drive	1988	60,800	73.3	339	290	0.06	7.61	6.51
101 Executive Drive	1990	29,355	90.5	269	251	0.05	10.13	9.45
102 Executive Drive	1990	64,000	100.0	399	358	0.07	6.23	5.59
225 Executive Drive	1990	50,600	100.0	378	330	0.07	7.47	6.52
97 Foster Road	1982	43,200	75.5	199	182	0.04	6.10	5.58
1507 Lancer Drive	1995	32,700	100.0	55	52	0.01	1.68	1.59
1510 Lancer Drive	1998	88,000	100.0	413	413	0.08	4.69	4.69
1245 North Church Street	1998	52,810	100.0	397	383	0.07	7.52	7.25
1247 North Church Street	1998	52,790	100.0	350	337	0.06	6.63	6.38
1256 North Church Street	1984	63,495	100.0	415	357	0.08	6.54	5.62
840 North Lenola Road	1995	38,300	100.0	326	270	0.06	8.51	7.05
844 North Lenola Road	1995	28,670	100.0	143	95	0.03	4.99	3.31
915 North Lenola Road	1998	52,488	100.0	296	224	0.05	5.64	4.27
2 Twosome Drive	2000	48,600	100.0	391	391	0.07	8.05	8.05
30 Twosome Drive	1997	39,675	75.8	191	173	0.04	6.35	5.75
31 Twosome Drive	1998	84,200	100.0	452	452	0.08	5.37	5.37
40 Twosome Drive	1996	40,265	86.1	261	207	0.05	7.53	5.97
41 Twosome Drive	1998	43,050	91.6	218	214	0.04	5.53	5.43
50 Twosome Drive	1997	34,075	100.0	265	249	0.05	7.78	7.31

Gloucester County
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	148	148	0.03	6.85	6.85

Mercer County
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0	188	150	0.03	14.16	11.30
200 Horizon Drive	1991	45,770	100.0	591	537	0.11	12.91	11.73
300 Horizon Drive	1989	69,780	95.7	1,116	981	0.21	16.71	14.69
500 Horizon Drive	1990	41,205	100.0	610	577	0.11	14.80	14.00

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

Monmouth County
Wall Township
1325 Campus Parkway	1988	35,000	100.0	495	256	0.09	14.14	7.31
1340 Campus Parkway	1992	72,502	100.0	613	484	0.11	8.45	6.68
1345 Campus Parkway	1995	76,300	100.0	825	633	0.15	10.81	8.30
1433 Highway 34	1985	69,020	59.3	578	499	0.11	14.12	12.19
1320 Wyckoff Avenue	1986	20,336	100.0	178	168	0.03	8.75	8.26
1324 Wyckoff Avenue	1987	21,168	100.0	221	191	0.04	10.44	9.02

Passaic County
Totowa
1 Center Court	1999	38,961	100.0	534	415	0.10	13.71	10.65
2 Center Court	1998	30,600	55.5	267	220	0.05	15.72	12.95
11 Commerce Way	1989	47,025	100.0	547	487	0.10	11.63	10.36
20 Commerce Way	1992	42,540	85.9	473	460	0.09	12.94	12.59
29 Commerce Way	1990	48,930	100.0	659	535	0.12	13.47	10.93
40 Commerce Way	1987	50,576	100.0	684	640	0.13	13.52	12.65
45 Commerce Way	1992	51,207	64.5	302	252	0.06	9.14	7.63
60 Commerce Way	1988	50,333	100.0	645	562	0.12	12.81	11.17
80 Commerce Way	1996	22,500	88.7	303	268	0.06	15.18	13.43
100 Commerce Way	1996	24,600	100.0	331	293	0.06	13.46	11.91
120 Commerce Way	1994	9,024	100.0	109	103	0.02	12.08	11.41
140 Commerce Way	1994	26,881	99.5	324	307	0.06	12.11	11.48

Total New Jersey Office/Flex		2,277,531	92.7	18,877	16,252	3.49	8.95	7.70

NEW YORK

Westchester County
Elmsford
11 Clearbrook Road	1974	31,800	100.0	441	420	0.08	13.87	13.21
75 Clearbrook Road	1990	32,720	100.0	730	730	0.13	22.31	22.31
125 Clearbrook Road	2002	33,000	100.0	712	592	0.13	21.58	17.94
150 Clearbrook Road	1975	74,900	84.9	893	829	0.16	14.04	13.04
175 Clearbrook Road	1973	98,900	100.0	1,559	1,425	0.29	15.76	14.41
200 Clearbrook Road	1974	94,000	99.8	1,221	1,120	0.23	13.02	11.94
250 Clearbrook Road	1973	155,000	97.3	1,380	1,250	0.25	9.15	8.29
50 Executive Boulevard	1969	45,200	95.2	405	389	0.07	9.41	9.04
77 Executive Boulevard	1977	13,000	100.0	220	208	0.04	16.92	16.00
85 Executive Boulevard	1968	31,000	50.4	243	230	0.04	15.55	14.72
300 Executive Boulevard	1970	60,000	100.0	581	550	0.11	9.68	9.17
350 Executive Boulevard	1970	15,400	98.8	296	272	0.05	19.45	17.88
399 Executive Boulevard	1962	80,000	100.0	1,024	997	0.19	12.80	12.46
400 Executive Boulevard	1970	42,200	100.0	771	688	0.14	18.27	16.30
500 Executive Boulevard	1970	41,600	100.0	684	622	0.13	16.44	14.95

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

525 Executive Boulevard	1972	61,700	83.6	811	722	0.15	15.72	14.00
1 Westchester Plaza	1967	25,000	100.0	327	312	0.06	13.08	12.48
2 Westchester Plaza	1968	25,000	100.0	492	483	0.09	19.68	19.32
3 Westchester Plaza	1969	93,500	100.0	730	636	0.13	7.81	6.80
4 Westchester Plaza	1969	44,700	99.8	643	597	0.12	14.41	13.38
5 Westchester Plaza	1969	20,000	100.0	327	289	0.06	16.35	14.45
6 Westchester Plaza	1968	20,000	100.0	326	304	0.06	16.30	15.20
7 Westchester Plaza	1972	46,200	100.0	721	708	0.13	15.61	15.32
8 Westchester Plaza	1971	67,200	100.0	904	815	0.17	13.45	12.13
Hawthorne
200 Saw Mill River Road	1965	51,100	88.8	607	553	0.11	13.38	12.19
4 Skyline Drive	1987	80,600	92.2	1,378	1,245	0.25	18.54	16.75
5 Skyline Drive	1980	124,022	100.0	1,580	1,531	0.30	12.74	12.34
6 Skyline Drive	1980	44,155	100.0	394	394	0.07	8.92	8.92
8 Skyline Drive	1985	50,000	98.7	897	349	0.17	18.18	7.07
10 Skyline Drive	1985	20,000	49.4	164	157	0.03	16.60	15.89
11 Skyline Drive	1989	45,000	100.0	803	760	0.15	17.84	16.89
12 Skyline Drive	1999	46,850	85.1	600	371	0.11	15.05	9.31
15 Skyline Drive	1989	55,000	54.7	862	806	0.16	28.65	26.79
Yonkers
100 Corporate Boulevard	1987	78,000	98.2	1,493	1,405	0.28	19.49	18.34
200 Corporate Boulevard South	1990	84,000	99.8	1,370	1,340	0.25	16.34	15.98
4 Executive Plaza	1986	80,000	99.0	1,036	861	0.19	13.08	10.87
6 Executive Plaza	1987	80,000	98.0	1,174	1,118	0.22	14.97	14.26
1 Odell Plaza	1980	106,000	99.9	1,470	1,378	0.27	13.88	13.01
3 Odell Plaza	1984	71,065	100.0	1,597	1,481	0.29	22.47	20.84
5 Odell Plaza	1983	38,400	99.6	656	609	0.12	17.15	15.92
7 Odell Plaza	1984	42,600	99.6	714	686	0.13	16.83	16.17

Total New York Office/Flex		2,348,812	95.6	33,236	30,232	6.11	14.80	13.46

CONNECTICUT

Fairfield County
Stamford
419 West Avenue	1986	88,000	100.0	1,161	992	0.21	13.19	11.27
500 West Avenue	1988	25,000	100.0	463	419	0.09	18.52	16.76
550 West Avenue	1990	54,000	100.0	884	879	0.16	16.37	16.28
600 West Avenue	1999	66,000	100.0	804	767	0.15	12.18	11.62
650 West Avenue	1998	40,000	100.0	555	424	0.10	13.88	10.60

Total Connecticut Office/Flex		273,000	100.0	3,867	3,481	0.71	14.16	12.75

TOTAL OFFICE/FLEX PROPERTIES		4,899,343	94.5	55,980	49,965	10.31	12.09	10.79

Industrial/Warehouse, Retail and Land Lease Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/05 (%) (a)	2005 Base Rent ($000’s) (b) (c)	2005 Effective Rent ($000’s) (c) (d)	Percentage of Total 2005 Base Rent (%)	2005 Average Base Rent Per Sq. Ft. ($) (c) (e)	2005 Average Effective Rent Per Sq. Ft. ($) (c) (f)

NEW YORK

Westchester County
Elmsford
1 Warehouse Lane	1957	6,600	100.0	81	79	0.01	12.27	11.97
2 Warehouse Lane	1957	10,900	100.0	166	138	0.03	15.23	12.66
3 Warehouse Lane	1957	77,200	100.0	324	293	0.06	4.20	3.80
4 Warehouse Lane	1957	195,500	96.7	2,166	1,963	0.40	11.46	10.38
5 Warehouse Lane	1957	75,100	97.1	989	887	0.18	13.56	12.16
6 Warehouse Lane	1982	22,100	100.0	512	508	0.09	23.17	22.99

Total Industrial/Warehouse Properties		387,400	97.8	4,238	3,868	0.77	11.19	10.21

Westchester County
Tarrytown
230 White Plains Road	1984	9,300	100.0	195	183	0.04	20.97	19.68
Yonkers
2 Executive Boulevard	1986	8,000	100.0	108	108	0.02	13.50	13.50

Total Retail Properties		17,300	100.0	303	291	0.06	17.51	16.82

Westchester County
Elmsford
700 Executive Boulevard	—	—	—	114	114	0.02	—	—
Yonkers
1 Enterprise Boulevard	—	—	—	170	169	0.03	—	—

Total Land Leases		—	284	283	0.05	—	—	—

TOTAL PROPERTIES		29,494,371	91.0	541,702	488,129	100.00	20.45	18.40

(a)          Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including leases with commencement dates substantially in the future consisting of 15,125 square feet scheduled to commence in 2009 and 10,205 square feet scheduled to commence in 2011), and leases expiring December 31, 2005 aggregating 311,623 square feet (representing 1.1 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)         Total base rent for 2005, determined in accordance with generally accepted accounting principles (“GAAP”).  Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(c)          Excludes space leased by the Company.

(d)         Total base rent for 2005 minus total 2005 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP.

(e)          Base rent for 2005 divided by net rentable square feet leased at December 31, 2005.  For those properties acquired during 2005, amounts are annualized, as per Note g.

(f)            Effective rent for 2005 divided by net rentable square feet leased at December 31, 2005.  For those properties acquired during 2005, amounts are annualized, as described in Note g.

(g)         As this property was acquired by the Company during 2005, the amounts represented in 2005 base rent and 2005 effective rent reflect only that portion of the year during which the Company owned the property.  Accordingly, these amounts may not be indicative of the property’s full year results.  For comparison purposes, the amounts represented in 2005 average base rent per sq. ft. and 2005 average effective rent per sq. ft. for this property have been calculated by taking 2005 base rent and 2005 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2005.  These annualized per square foot amounts may not be indicative of the property’s results had the Company owned the property for the entirety of 2005.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

December 31,	Percentage of Square Feet Leased (%) (a)
2005	91.0

2004 (b)	91.2

2003	91.5

2002	92.3

2001	94.6

(a)          Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2005, leases with commencement dates substantially in the future consisting of 15,125 square feet scheduled to commence in 2009 and 10,205 square feet scheduled to commence in 2011), and leases that expire at the period end date.

(b)         Excluded from percentage leased at December 31, 2004 is a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December 31, 2004 and subsequently sold on February 4, 2005.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest tenants for the Consolidated Properties as of December 31, 2005 based upon annualized base rental revenue:

	Number of Properties	Annualized Base Rental Revenue ($) (a)	Percentage of Company Annualized Base Rental Revenue (%)	Square Feet Leased	Percentage Total Company Leased Sq. Ft. (%)	Year of Lease Expiration
New Cingular Wireless PCS, LLC	3	11,274,462	1.9	456,190	1.8	2014	(b)
Morgan Stanley D.W., Inc.	5	9,375,915	1.6	381,576	1.5	2013	(c)
Credit Suisse First Boston	1	9,196,912	1.5	271,953	1.0	2012	(d)
Merrill Lynch	1	8,327,484	1.5	489,564	1.9	2012	(e)
Keystone Mercy Health Plan	2	7,790,929	1.4	303,149	1.1	2015
National Union Fire Insurance	1	7,711,023	1.4	317,799	1.2	2012
Prentice-Hall, Inc.	1	7,694,097	1.4	474,801	1.8	2014
Forest Laboratories Inc.	2	6,961,107	1.2	202,857	0.8	2017	(f)
Cendant Operations Inc.	2	6,839,418	1.2	296,934	1.1	2011	(g)
Allstate Insurance Company	10	6,076,187	1.1	264,550	1.0	2010	(h)
Toys ‘R’ Us – NJ, Inc.	1	6,072,651	1.1	242,518	0.9	2012
American Institute of Certified Public Accountants	1	5,817,181	1.0	249,768	0.9	2012
TD Waterhouse Investor Services, Inc.	1	5,572,716	1.0	184,222	0.7	2015
IBM Corporation	3	5,529,841	1.0	310,263	1.2	2012	(i)
Garban LLC	1	5,495,470	1.0	148,025	0.6	2017
United States of America-GSA	7	5,384,893	1.0	170,920	0.6	2015	(j)
KPMG, LLP	3	4,784,243	0.9	181,025	0.7	2012	(k)
AT&T Corp.	3	4,691,911	0.8	311,967	1.2	2014	(l)
National Financial Services	1	4,346,765	0.8	112,964	0.4	2012
Bank of Tokyo-Mitsubishi Ltd.	1	4,228,795	0.8	137,076	0.5	2009
Vonage America, Inc.	1	3,830,750	0.7	350,000	1.3	2017
Citigroup Global Markets, Inc.	5	3,455,193	0.6	132,475	0.5	2016	(m)
Lehman Brothers Holdings, Inc.	1	3,420,667	0.6	207,300	0.8	2010
SSB Realty, LLC	1	3,321,051	0.6	114,519	0.4	2009
URS Greiner Woodward-Clyde	1	3,252,691	0.6	120,550	0.5	2011
Dow Jones & Company Inc.	3	3,168,843	0.6	96,873	0.4	2012	(n)
Montefiore Medical Center	5	3,155,950	0.6	147,457	0.6	2019	(o)
Sankyo Pharma Inc.	2	2,843,876	0.5	90,366	0.3	2012	(p)
SunAmerica Asset Management	1	2,680,409	0.5	69,621	0.3	2018
American Home Assurance Co.	2	2,679,704	0.5	131,174	0.5	2019	(q)
Regus Business Centre Corp.	3	2,650,376	0.5	107,608	0.4	2011
Sumitomo Mitsui Banking Corp.	2	2,580,155	0.5	71,153	0.3	2016
United States Life Insurance Co.	1	2,520,000	0.5	180,000	0.7	2013
New Jersey Turnpike Authority	1	2,455,463	0.4	100,223	0.4	2016
Barr Laboratories Inc.	2	2,450,087	0.4	109,510	0.4	2015	(r)
BT Harborside	1	2,354,850	0.4	90,000	0.3	2007
Moody’s Investors Service	1	2,290,374	0.4	79,537	0.3	2010	(s)
Merck & Company Inc.	3	2,289,288	0.4	100,146	0.4	2008	(t)
Movado Group, Inc.	1	2,275,175	0.4	90,050	0.3	2013
Lonza, Inc.	1	2,236,200	0.4	89,448	0.3	2007
Computer Sciences Corporation	3	2,180,913	0.4	109,825	0.4	2007	(u)
Deloitte & Touche USA LLP	1	2,171,275	0.4	86,851	0.3	2007
High Point Safety & Insurance	1	2,095,629	0.4	88,237	0.3	2015
Nextel of New York Inc.	2	2,093,440	0.4	97,436	0.4	2014	(v)
Pfizer, Inc.	1	2,072,046	0.4	89,912	0.3	2007
Xerox Corporation	4	2,057,047	0.4	83,789	0.3	2010	(w)
UBS Financial Services, Inc.	4	2,057,007	0.4	76,915	0.3	2016	(x)
Mellon HR Solutions LLC	1	2,044,590	0.4	68,153	0.3	2006
GAB Robins North America, Inc.	2	2,028,512	0.4	84,649	0.3	2009	(y)
PR Newswire Association, Inc.	1	1,912,908	0.3	56,262	0.2	2010

Totals		209,796,469	37.6	8,828,160	33.4

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)          Annualized base rental revenue is based on actual December 2005 billings times 12.  For leases whose rent commences after January 1, 2006, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)         383,805 square feet expire in 2013; 72,385 square feet expire in 2014.

(c)          19,500 square feet expire in 2008; 7,000 square feet expire in 2009; 48,906 square feet expire in 2010; 306,170 square feet expire in 2013.

(d)         190,000 feet expire in 2011; 81,953 square feet expire in 2012.

(e)          311,053 square feet expire in 2007; 178,511 square feet expire in 2012.

(f)            22,785 square feet expire in 2010; 180,072 square feet expire in 2017.

(g)         150,951 square feet expire in 2008; 145,983 square feet expire in 2011.

(h)         22,444 square feet expire in 2006; 93,541 square feet expire in 2007; 59,562 square feet expire in 2008; 22,185 square feet expire in 2009; 66,818 square feet expire in 2010.

(i)             61,864 square feet expire in 2010; 248,399 square feet expire in 2012.

(j)             6,610 square feet expire in 2006; 4,950 square feet expire in 2007; 19,702 square feet expire in 2008; 4,879 square feet expire in 2014; 134,779 square feet expire in 2015.

(k)          57,204 square feet expire in 2007; 46,440 square feet expire in 2009; 77,381 square feet expire in 2012.

(l)             4,786 square feet expire in 2007; 32,181 square feet expire in 2009; 275,000 square feet expire in 2014.

(m)       19,668 square feet expire in 2007; 59,711 square feet expire in 2009; 26,834 square feet expire in 2014; 26,262 square feet expire in 2016.

(n)         4,561 square feet expire in 2006; 92,312 square feet expire in 2012.

(o)         19,000 square feet expire in 2007; 48,542 square feet expire in 2009; 5,850 square feet expire in 2014;  3,000 square feet expire in 2016; 71,065 square feet expire in 2019.

(p)         5,315 square feet expire in 2011; 85,051 square feet expire in 2012.

(q)         14,056 square feet expire in 2008; 117,118 square feet expire in 2019.

(r)            20,000 square feet expire in 2007; 89,510 square feet expire in 2015.

(s)          43,344 square feet expire in 2009; 36,193 square feet expire in 2010.

(t)            97,396 square feet expire in 2006; 2,750 square feet expire in 2008.

(u)         82,850 square feet expire in 2006; 26,975 square feet expire in 2007.

(v)         62,436 square feet expire in 2010; 35,000 square feet expire in 2014.

(w)       34,901 square feet expire in 2006; 2,875 square feet expire in 2007; 1,500 square feet expire in 2008; 44,513 square feet expire in 2010.

(x)           3,665 square feet expire in 2006; 21,554 square feet expire in 2010; 17,383 square feet expire in 2013; 34,313 square feet expire in 2016.

(y)         75,049 square feet expire in 2008; 9,600 square feet expire in 2009.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2006, assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)		Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($) (b)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)

2006 (c)	400	2,005,042		7.6	44,391,023	22.14	7.9

2007	391	2,603,375		9.9	52,885,133	20.31	9.5

2008	417	3,058,780		11.6	58,917,395	19.26	10.5

2009	347	2,385,673		9.0	51,050,483	21.40	9.2

2010	337	2,811,274		10.6	55,703,986	19.81	10.0

2011	256	3,063,930		11.6	66,227,673	21.62	11.9

2012	146	2,250,372		8.5	50,700,147	22.53	9.1

2013	105	2,245,910		8.5	49,011,976	21.82	8.8

2014	53	1,279,798		4.8	28,744,046	22.46	5.2

2015	56	2,338,945		8.9	48,649,113	20.80	8.7

2016	34	719,206		2.7	13,992,211	19.46	2.5

2017 and thereafter	44	1,659,844		6.3	37,142,228	22.38	6.7

Totals/Weighted Average	2,586	26,422,149	(d)	100.0	557,415,414	21.10	100.0

(a)          Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)         Annualized base rental revenue is based on actual December 2005 billings times 12.  For leases whose rent commences after January 1, 2006, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)          Includes leases expiring December 31, 2005 aggregating 306,733 square feet and representing annualized rent of $4,688,871 for which no new leases were signed.

(d)         Reconciliation to the Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	26,422,149
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	427,109
Square footage unleased	2,645,113
Total net rentable square footage (does not include land leases)	29,494,371

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2006, assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($) (b)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)

2006 (c)	341	1,663,997	7.7	39,787,414	23.91	8.1

2007	316	1,936,407	9.0	44,519,145	22.99	9.0

2008	331	2,182,701	10.2	50,027,179	22.92	10.1

2009	285	1,854,119	8.7	44,043,432	23.75	8.9

2010	262	1,992,300	9.3	44,611,712	22.39	9.0

2011	210	2,547,985	11.9	60,496,453	23.74	12.2

2012	111	1,902,057	8.9	45,889,698	24.13	9.3

2013	82	1,971,356	9.2	44,958,470	22.81	9.1

2014	43	1,170,339	5.5	27,046,621	23.11	5.5

2015	43	2,176,794	10.2	46,681,350	21.45	9.4

2016	25	507,107	2.4	11,441,170	22.56	2.3

2017 and thereafter	37	1,503,779	7.0	35,035,878	23.30	7.1

Totals/Weighted Average	2,086	21,408,941	100.0	494,538,522	23.10	100.0

(a)          Includes office tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)         Annualized base rental revenue is based on actual December 2005 billings times 12.  For leases whose rent commences after January 1, 2006, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)          Includes leases expiring December 31, 2005 aggregating 240,688 square feet and representing annualized rent of $3,791,513 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2006, assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($) (b)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)

2006 (c)	59	341,045	7.3	4,603,609	13.50	7.9

2007	72	654,318	14.2	8,147,033	12.45	13.9

2008	83	784,710	17.0	8,417,367	10.73	14.4

2009	56	473,271	10.3	6,023,326	12.73	10.3

2010	74	790,974	17.1	10,798,274	13.65	18.5

2011	45	508,345	11.0	5,640,020	11.09	9.6

2012	35	348,315	7.5	4,810,449	13.81	8.2

2013	16	219,318	4.8	3,366,333	15.35	5.8

2014	10	109,459	2.4	1,697,425	15.51	2.9

2015	13	162,151	3.5	1,967,763	12.14	3.4

2016	7	77,017	1.7	1,132,680	14.71	1.9

2017 and thereafter	6	148,065	3.2	1,881,350	12.71	3.2

Totals/Weighted Average	476	4,616,988	100.0	58,485,629	12.67	100.0

(a)          Includes office/flex tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)         Annualized base rental revenue is based on actual December 2005 billings times 12.  For leases whose rent commences after January 1, 2006, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)          Includes leases expiring December 31, 2005 aggregating 66,045 square feet and representing annualized rent of $897,358 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2006, assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($) (b)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)

2007	3	12,650	3.3	218,955	17.31	5.5

2008	3	91,369	24.1	472,849	5.18	11.9

2009	5	48,983	12.9	788,725	16.10	19.9

2010	1	28,000	7.4	294,000	10.50	7.4

2011	1	7,600	2.0	91,200	12.00	2.3

2013	7	55,236	14.6	687,173	12.44	17.3

2016	2	135,082	35.7	1,418,361	10.50	35.7

Totals/Weighted Average	22	378,920	100.0	3,971,263	10.48	100.0

(a)          Includes industrial/warehouse tenants only.  Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants.  Some tenants have multiple leases.

(b)         Annualized base rental revenue is based on actual December 2005 billings times 12.  For leases whose rent commences after January 1, 2006, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2006, assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring (a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($) (b)	Average Annual Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)

2009	1	9,300	53.8	195,000	20.97	46.4

2017 and thereafter	1	8,000	46.2	225,000	28.13	53.6

Totals/Weighted Average	2	17,300	100.0	420,000	24.28	100.0

(a)          Includes stand-alone retail property tenants only.

(b)         Annualized base rental revenue is based on actual December 2005 billings times 12.  For leases whose rent commences after January 1, 2006 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

Industry Classification (a)	Annualized Base Rental Revenue ($) (b) (c) (d)	Percentage of Company Annualized Base Rental Revenue (%)	Square Feet Leased (d)	Percentage of Total Company Leased Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	98,372,782	17.6	3,772,027	14.3
Manufacturing	50,950,692	9.1	2,592,720	9.8
Insurance Carriers & Related Activities	44,139,749	7.9	2,026,110	7.7
Telecommunications	28,433,504	5.1	1,369,986	5.2
Computer System Design Svcs.	27,608,346	5.0	1,344,921	5.1
Health Care & Social Assistance	26,245,100	4.7	1,376,719	5.2
Legal Services	22,942,652	4.1	933,071	3.5
Credit Intermediation & Related Activities	22,930,882	4.1	971,011	3.7
Wholesale Trade	22,670,061	4.1	1,459,230	5.5
Scientific Research/Development	19,660,248	3.5	922,943	3.5
Accounting/Tax Prep.	18,788,958	3.4	799,421	3.0
Retail Trade	16,160,001	2.9	960,653	3.6
Advertising/Related Services	13,373,820	2.4	579,199	2.2
Other Professional	13,318,926	2.4	563,405	2.1
Public Administration	12,159,567	2.2	474,866	1.8
Information Services	11,979,116	2.1	579,968	2.2
Architectural/Engineering	11,259,351	2.0	489,609	1.9
Other Services (except Public Administration)	11,064,687	2.0	653,181	2.5
Arts, Entertainment & Recreation	10,647,111	1.9	666,991	2.5
Real Estate & Rental & Leasing	9,829,809	1.8	551,307	2.1
Broadcasting	6,829,985	1.2	457,600	1.7
Utilities	6,457,926	1.2	320,522	1.2
Publishing Industries	5,752,461	1.0	255,973	1.0
Data Processing Services	5,657,322	1.0	253,808	1.0
Transportation	5,652,997	1.0	321,717	1.2
Construction	5,605,538	1.0	285,170	1.1
Educational Services	4,624,838	0.8	245,133	0.9
Management of Companies & Finance	4,448,341	0.8	191,135	0.7
Admin & Support, Waste Mgt. & Remediation Svcs.	3,331,989	0.6	221,867	0.8
Specialized Design Services	3,223,136	0.6	153,661	0.6
Other	13,295,519	2.5	628,225	2.4

Totals	557,415,414	100.0	26,422,149	100.0

(a)          The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS) which has replaced the Standard Industrial Code (SIC) system.

(b)         Annualized base rental revenue is based on actual December, 2005 billings times 12.  For leases whose rent commences after January 1, 2006, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)          Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(d)         Includes leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2005, leases with commencement dates substantially in the future consisting of 15,125 square feet scheduled to commence in 2009 and 10,205 square feet scheduled to commence in 2011), and leases expiring December 31, 2005 aggregating 306,733 square feet and representing annualized rent of $4,688,871 for which no new leases were signed.

MARKET DIVERSIFICATION

The following table lists the Company’s markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

Market (MSA)	Annualized Base Rental Revenue ($) (a) (b) (c)	Percentage Of Company Annualized Base Rental Revenue (%)	Total Property Size Rentable Area (b) (c)	Percentage Of Rentable Area (%)
Jersey City, NJ	103,376,501	18.6	4,317,978	14.7
Newark, NJ
(Essex-Morris-Union Counties)	102,277,027	18.3	5,674,820	19.2
New York, NY
(Westchester-Rockland Counties)	91,165,468	16.4	4,968,420	16.8
Bergen-Passaic, NJ	89,493,867	16.1	4,351,762	14.8
Philadelphia, PA-NJ	55,169,038	9.9	3,617,994	12.3
Monmouth-Ocean, NJ	25,164,573	4.5	1,620,863	5.5
Trenton, NJ (Mercer County)	17,227,825	3.1	767,365	2.6
Middlesex-Somerset-Hunterdon, NJ	15,170,097	2.7	791,051	2.7
Denver, CO	14,652,941	2.6	951,202	3.2
Stamford-Norwalk, CT	12,813,911	2.3	706,510	2.4
Washington, DC-MD-VA-WV	11,625,066	2.1	450,549	1.5
San Francisco, CA	8,268,000	1.5	450,891	1.5
Bridgeport, CT	2,412,796	0.4	145,487	0.5
Boulder-Longmont, CO	2,323,387	0.4	270,421	0.9
Colorado Springs, CO	2,288,040	0.4	209,987	0.7
Dutchess County, NY	2,062,226	0.4	118,727	0.4
Atlantic-Cape May, NJ	1,924,651	0.3	80,344	0.3

Totals	557,415,414	100.0	29,494,371	100.0

(a)          Annualized base rental revenue is based on actual December 2005 billings times 12.  For leases whose rent commences after January 1, 2006, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)         Includes leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2005, leases with commencement dates substantially in the future consisting of 15,125 square feet scheduled to commence in 2009 and 10,205 square feet scheduled to commence in 2011), and leases expiring December 31, 2005 aggregating 306,733 square feet and representing annualized rent of $4,688,871 for which no new leases were signed.

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

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project.  The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation.  Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt.  The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005.  The parties are currently briefing cross motions for summary judgment on the merits of the Sierra Club’s claims. A decision is expected sometime in the latter part of 2006.  On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing.  The deadline for appealing that decision has passed, so the Hartz action is ended.  On October 31, 2005, the USACE filed a motion to dismiss the complaint filed by the Borough of Carlstadt for lack of standing.  On February 7, 2006, the Court granted the motion and dismissed the Borough of Carlstadt complaint in its entirety.  Subject to any appeal that may be brought within 60 days after this order of dismissal, the Borough of Carlstadt action is ended.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu as being in violation of its existing lease with the NJSEA.  The court heard an oral argument on the application on August 5, 2005, and denied the Giants’ motion for preliminary injunctive relief.  The Giants’ claim for permanent injunction relief remains pending.  However, the parties to this dispute have reached a tentative settlement.  In September 2005, the Giants and Meadowlands Venture executed a settlement agreement.  NJSEA subsequently proposed modifications to the settlement agreement, and the parties have not yet executed a final agreement.  The proposed settlement agreement provides, among other things, for the Meadowlands Venture to pay the Giants approximately $15 million as compensation for claims of construction interference and for the Giants to otherwise withdraw the assertion of the right to object to the project.

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

On January 25, 2006, the Bergen Cliff Hawks Baseball Club, LLC (the “Cliff Hawks”), filed a complaint against the Company and Mills, alleging that the Company and Mills breached an agreement to provide the Cliff Hawks with a minor league baseball park as part of the Xanadu Project.  This matter remains pending.

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

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2005 and 2004, respectively:

For the Year Ended December 31, 2005:

	High	Low	Close
First Quarter	$45.97	$41.53	$42.35
Second Quarter	$46.99	$41.00	$45.30
Third Quarter	$48.25	$43.22	$44.94
Fourth Quarter	$44.80	$40.21	$43.20

For the Year Ended December 31, 2004:

	High	Low	Close
First Quarter	$45.00	$39.07	$44.91
Second Quarter	$45.31	$34.16	$41.38
Third Quarter	$46.08	$39.70	$44.30
Fourth Quarter	$47.01	$42.44	$46.03

On February 17, 2006, the closing Common Stock price reported on the NYSE was $46.41 per share.

HOLDERS

On February 17, 2006, the Company had 639 common shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2005, the Company issued 77,000 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2005, the Company declared four quarterly common stock dividends and common unit distributions of $0.63 per share and per unit from the first to the fourth quarter.  Additionally, in 2005, the Company declared quarterly preferred stock dividends of $50.00 per preferred share from the first to the fourth quarter.  The Company also declared one quarterly preferred unit distribution of $18.1818 per preferred unit for the first quarter.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.                             SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company.  The consolidated selected operating, balance sheet and other data of the Company as of December 31, 2005, 2004, 2003, 2002 and 2001, and for the years then ended have been derived from the Company’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2005	2004	2003	2002	2001
Total revenues	$643,405	$577,749	$558,924	$534,071	$536,404
Property expenses (b)	$227,074	$186,446	$173,794	$158,191	$164,621
General and administrative	$33,090	$31,761	$31,284	$26,883	$28,328
Interest expense	$119,337	$109,649	$115,430	$105,861	$109,434
Income from continuing operations	$88,484	$92,928	$128,557	$125,368	$125,077
Net income available to common shareholders	$93,488	$100,453	$141,381	$139,722	$131,659
Income from continuing operations per share – basic	$1.41	$1.50	$2.20	$2.23	$2.03
Income from continuing operations per share – diluted	$1.40	$1.49	$2.18	$2.22	$2.02
Net income per share – basic	$1.52	$1.66	$2.45	$2.44	$2.33
Net income per share – diluted	$1.51	$1.65	$2.43	$2.43	$2.32
Dividends declared per common share	$2.52	$2.52	$2.52	$2.50	$2.46
Basic weighted average shares outstanding	61,477	60,351	57,724	57,227	56,538
Diluted weighted average shares outstanding	74,189	68,743	65,980	65,475	64,787

Balance Sheet Data	December 31,
In thousands	2005	2004	2003	2002	2001
Rental property, before accumulated depreciation and amortization	$4,491,752	$4,160,959	$3,954,632	$3,857,657	$3,378,071
Rental property held for sale, net	—	$19,132	$—	$—	$384,626
Total assets	$4,247,502	$3,850,165	$3,749,570	$3,796,429	$3,746,770
Total debt (c)	$2,126,181	$1,702,300	$1,628,584	$1,752,372	$1,700,150
Total liabilities	$2,335,396	$1,877,096	$1,779,983	$1,912,199	$1,867,938
Minority interests	$400,819	$427,958	$428,099	$430,036	$446,244
Stockholders’ equity	$1,511,287	$1,545,111	$1,541,488	$1,454,194	$1,432,588

(a)          Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

(b)         Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.

(c)          Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, and mortgages, loans payable and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.4 billion at December 31, 2005.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 270 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 30.0 million square feet, leased to approximately 2,200 tenants.  The properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 10.6 million square feet of additional commercial space.

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

As a result of the economic climate since 2001, substantially all of the real estate markets the Company operates in materially softened.  Demand for office space declined significantly and vacancy rates increased in each of the Company’s core markets over the period.  Through February 22, 2006, the Company’s core markets continued to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties decreased to 91.0 percent at December 31, 2005 as compared to 91.2 percent at December 31, 2004 and 91.5 percent at December 31, 2003.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at December 31, 2005, leases with commencement dates substantially in the future consisting of 15,125 square feet scheduled to commence in 2009 and 10,205 square feet scheduled to commence in 2011), and leases that expire at the period end date.  Excluded from percentage leased at December 31, 2004 was a non-strategic, non-core 318,224 square foot property acquired through a deed in lieu of foreclosure, which was 12.7 percent leased at December

31, 2004 and subsequently sold on February 4, 2005.  Leases that expired as of December 31, 2005, 2004 and 2003 aggregate 311,623, 439,697 and 143,059 square feet, respectively, or 1.1, 1.5 and 0.5 percentage of the net rentable square footage, respectively.  Market rental rates have declined in most markets from peak levels in late 2000 and early 2001.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the year ended December 31, 2005 decreased an average of 8.2 percent compared to rates that were in effect under expiring leases, as compared to a 8.7 percent decrease in 2004 and a 7.8 percent decrease in 2003.  The Company believes that vacancy rates may continue to increase in most of its markets in 2006.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•                                          property transactions during the period;

•                                          critical accounting policies and estimates;

•                                          results of operations for the year ended December 31, 2005, as compared to the same period last year;

•                                          results of operations for the year ended December 31, 2004, as compared to the year ended December 31, 2003; and

•                                          liquidity and capital resources.

Property Transactions

Property Acquisitions

The Company acquired the following office properties during the year ended December 31, 2005:

Acquisition Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Acquisition Cost (in thousands)

03/02/05	101 Hudson Street (a)	Jersey City, Hudson County, NJ	1	1,246,283	$330,302
03/29/05	23 Main Street (a) (b)	Holmdel, Monmouth County, NJ	1	350,000	23,948
07/12/05	Monmouth Executive Center (c)	Freehold, Monmouth County, NJ	4	235,968	33,561

Total Office Property Acquisitions:			6	1,832,251	$387,811

(a)          Transaction was funded primarily through borrowing on the Company’s revolving credit facility.

(b)         In addition to its initial investment, the Company intends to make additional investments related to the property of approximately $12.1 million, of which the Company spent $6.2 million through December 31, 2005.

(c)          Transaction was funded primarily through available cash and assumption of mortgage debt.

In November 2005, the Company announced that it entered into a contract to acquire all the interests in Capital Office Park, a seven-building office complex totaling approximately 842,300 square feet in Greenbelt, Maryland for aggregate purchase consideration of approximately $161.7 million.  The purchase consideration for the acquisition, which is expected to close in the first quarter of 2006, will consist of the issuance of approximately $97.9 million of common operating partnership units in Mack-Cali Realty, L.P. and the assumption of approximately $63.8 million of mortgage debt.  At closing, the sellers may elect to receive approximately $27.9 million in cash in lieu of common operating partnership units.

On February 16, 2006, the Company announced it had reached agreements in principle with each of SL Green Realty Corp. (“SL Green”) and The Gale Company, a privately-owned real estate services company based in New Jersey (“Gale”), pursuant to which the Company plans to acquire interests in certain assets and operations of SL Green and Gale.

Pursuant to the contemplated transactions, the Company is expected to:

•                  Purchase the Gale Real Estate Services Company for up to $40 million.  The purchase price is expected to be based on an earn-out formula with an initial payment of $10 million in common operating partnership units in Mack-Cali Realty, L.P., and $12 million in cash, with a total consideration of up to $40 million.

•                  Acquire substantially all the ownership interests in 12 office properties valued at approximately $337 million and totaling 1.7 million square feet in Northern and Central New Jersey; and

•                  Acquire approximately one-half of the ownership interests in eight office properties valued at approximately $168 million and totaling 1.1 million square feet, also in Northern and Central New Jersey.

The Company plans to finance the transactions through a combination of approximately $240 million in drawings on its revolving credit facility, the assumption of existing and placement of new mortgage debt and the issuance of common operating partnership units.

These planned acquisitions are subject to the execution of definitive acquisition agreements with Gale and SL Green in one instance, and with Gale alone in the other instance, which agreements shall contain mutually acceptable terms and customary closing conditions to be negotiated in good faith with such parties and entered into as soon as practicable.  While the Company is confident that these transactions will be completed in accordance with the terms outlined above, there can be no assurance that either or both will close or that the structure or terms of one or both acquisition agreements may not reflect changes from the current agreements in principle.

Property Sales

The Company sold the following office properties during the year ended December 31, 2005:

Sale Date	Property/Address	Location	# of Bldgs.	Rentable Square Feet	Net Sales Proceeds (in thousands)	Net Book Value (in thousands)	Realized Gain/ (Loss) (in thousands)
02/04/05	210 South 16th Street	Omaha, Douglas County, Nebraska	1	318,224	$8,464	$8,210	$254
02/11/05	1122 Alma Road	Richardson, Dallas County, Texas	1	82,576	2,075	2,344	(269)
02/15/05	3 Skyline Drive	Hawthorne, Westchester County, New York	1	75,668	9,587	8,856	731
05/11/05	201 Willowbrook Blvd.	Wayne, Passaic County, New Jersey (a)	1	178,329	17,696	17,705	(9)
06/03/05	600 Community Drive/
	111 East Shore Road	North Hempstead, Nassau County, New York	2	292,849	71,593	59,609	11,984
12/29/05	3600 South Yosemite	Denver, Denver County, Colorado	1	133,743	5,566	11,121	(5,555)

Total Office Property Sales:			7	1,081,389	$114,981	$107,845	$7,136

(a)     In connection with the sale, the Company provided a mortgage loan to the buyer of $12 million which bears interest at 5.74 percent, matures in five years with a five-year renewal option, and requires monthly payments of principal and interest.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2005, 2004 and 2003 was $5.5 million, $3.9 million and $7.3 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the year ended December 31, 2005 (“2005”), as compared to the year ended December 31, 2004 (“2004”), and for 2004, as compared to the year ended December 31, 2003 (“2003”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all in-service properties owned by the Company at December 31, 2003, (for the 2005 versus 2004 comparison) and which represents all in-service properties owned by the Company at December 31, 2002, (for the 2004 versus 2003 comparison), excluding properties sold or held for sale through December 31, 2005, and (ii) the effect of the “Acquired Properties,” which represents all properties acquired by the Company or commencing initial operations from January 1, 2004 through December 31, 2005 (for the 2005 versus 2004 comparison) and which represent all properties acquired by the Company or commencing initial operation from January 1, 2003 through December 31, 2004 (for the 2004 versus 2003 comparison).

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended December 31,		Dollar	Percent
(dollars in thousands)	2005	2004	Change	Change
Revenue from rental operations:
Base rents	$541,702	$498,392	$43,310	8.7%
Escalations and recoveries from tenants	84,082	66,451	17,631	26.5
Parking and other	17,621	12,906	4,715	36.5
Total revenues	643,405	577,749	65,656	11.4

Property expenses:
Real estate taxes	82,056	69,085	12,971	18.8
Utilities	55,843	41,649	14,194	34.1
Operating services	89,175	75,712	13,463	17.8
Sub-total	227,074	186,446	40,628	21.8

General and administrative	33,090	31,761	1,329	4.2
Depreciation and amortization	155,370	127,826	27,544	21.5
Interest expense	119,337	109,649	9,688	8.8
Interest income	(856)	(1,367)	511	37.4
Total expenses	534,015	454,315	79,700	17.5
Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	109,390	123,434	(14,044)	(11.4)
Minority interest in Operating Partnership	(21,042)	(27,691)	6,649	24.0
Minority interest in consolidated joint ventures	(74)	—	(74)	(100.0)
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	179	(3,452)	3,631	105.2
Gain on sale of investment in unconsolidated joint ventures (net of minority interest)	31	637	(606)	(95.1)
Income from continuing operations	88,484	92,928	(4,444)	(4.8)
Discontinued operations (net of minority interest):
Income (loss) from discontinued operations	2,578	10,144	(7,566)	(74.6)
Realized gains (losses) and unrealized losses on disposition of rental property, net	4,426	(619)	5,045	815.0
Total discontinued operations, net	7,004	9,525	(2,521)	(26.5)
Net income	95,488	102,453	(6,965)	(6.8)
Preferred stock dividends	(2,000)	(2,000)	—	—

Net income available to common shareholders	$93,488	$100,453	$(6,965)	(6.9)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2005 as compared to 2004 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$43,310	8.7%	$(805)	(0.2% )	$44,115	8.9%
Escalations and recoveries from tenants	17,631	26.5	7,039	10.6	10,592	15.9
Parking and other	4,715	36.5	2,872	22.3	1,843	14.2
Total	$65,656	11.4%	$9,106	1.6%	$56,550	9.8%

Property expenses:
Real estate taxes	$12,971	18.8%	$3,923	5.7%	$9,048	13.1%
Utilities	14,194	34.1	9,003	21.6	5,191	12.5
Operating services	13,463	17.8	4,800	6.3	8,663	11.5
Total	$40,628	21.8%	$17,726	9.5%	$22,902	12.3%

OTHER DATA:
Number of Consolidated Properties	267		247		20
Square feet (in thousands)	29,494		25,252		4,242

Base rents for the Same-Store Properties decreased $0.8 million, or 0.2 percent, due primarily to decreased rental rates for new leases in 2005 as compared to 2004.  Escalations and recoveries from tenants for the Same-Store Properties increased $7.0 million, or 10.6 percent, for 2005 over 2004, due primarily to an increased amount of total property expenses in 2005.  Parking and other income for the Same-Store Properties increased $2.9 million, or 22.3 percent, due primarily to an increase in lease termination fees in 2005 as compared to 2004.

Real estate taxes on the Same-Store Properties increased $3.9 million, or 5.7 percent, for 2005 as compared to 2004, due primarily to property tax rate increases in certain municipalities in 2005, partially offset by lower assessments on certain properties in 2005.  Utilities for the Same-Store Properties increased $9.0 million, or 21.6 percent, for 2005 as compared to 2004, due primarily to increased electric rates and increased usage in 2005.  Operating services for the Same-Store Properties increased $4.8 million, or 6.3 percent, due primarily to increases in 2005 as compared to 2004 in snow removal costs of $2.0 million, repairs and maintenance expenses of $1.1 million, property management compensation and related expenses of $0.8 million, and building engineer costs of $0.8 million.

General and administrative expense increased by $1.3 million, or 4.2 percent, for 2005 as compared to 2004.  This was due primarily to increases in 2005 as compared to 2004 in compensation costs and related expenses of $0.9 million and state income tax expense of $0.5 million, as well as compensation costs and related expenses in 2005 of $0.6 million in connection with the resignation of a non-executive officer, and a write-down in 2005 of a technology investment of $0.5 million.  These increases were partially offset by compensation costs and related expenses incurred in 2004 in connection with the resignation of the Company’s president of $1.3 million.

Depreciation and amortization increased by $27.5 million, or 21.5 percent, for 2005 over 2004.  Of this increase, $6.5 million, or 5.1 percent, was attributable to the Same-Store Properties primarily on account of the amortization of additional tenant installation costs in 2005 and $21.0 million, or 16.4 percent, was due to the Acquired Properties.

Interest expense increased $9.7 million, or 8.8 percent, for 2005 as compared to 2004.  This increase was primarily as a result of higher average debt balances in 2005, as well as an overall increase in interest rates on the Company’s debt.

Interest income decreased $0.5 million, or 37.4 percent, for 2005 as compared to 2004.  This decrease was due primarily to lower interest income from mortgage notes receivable in 2005 and lower average cash balances in 2005.

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures decreased to $109.4 million in 2005 from $123.4 million in 2004.  The decrease of approximately $14.0 million was due to the factors discussed above.

Equity in earnings of unconsolidated joint ventures (net of minority interest) increased $3.6 million, or 105.2 percent, for 2005 as compared to 2004.  This increase was due primarily to the following: an increase of $5.2 million in 2005 on account of the Ashford Loop joint venture having a loss in 2004, with no activity in 2005 due to the Company’s sale of its interest in the venture in early 2005; an increase of $0.8 million from increased earnings in 2005 at the Harborside South Pier Hyatt Hotel Venture; and an increase of $0.6 million in 2005 on account of equity in loss in 2004 at the Ramland Realty joint venture, with no equity in earnings in 2005.  These increases were partially offset by a decrease in equity in earnings of $1.9 million at the G&G Martco joint venture on account of equity in loss in 2005; and a decrease of $0.7 million in 2005 on account of equity in earnings in the HPMC joint venture in 2004, with no activity in 2005 due to the joint venture’s sale of the Pacific Plaza I & II complex in 2004.

Gain on sale of investment in unconsolidated joint ventures (net of minority interest) amounted to $31,000 in 2005 from the sale of the Company’s interest in the Ashford Loop joint venture.  Gain on sale of investment in unconsolidated joint venture (net of minority interest) amounted to $0.6 million in 2004 on account of the receipt of additional contingent purchase consideration from the Harborside North Pier sale.

Net income available to common shareholders decreased by $7.0 million, or 6.9 percent, from $100.5 million in 2004 to $93.5 million in 2005.  This decrease was primarily the result of a decrease in 2005 from 2004 in income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures of $14.0 million, a decrease in income from discontinued operations of approximately $7.6 million, a gain on sale of investment in unconsolidated joint ventures of $0.6 million in 2004, and minority interest in consolidated joint ventures of $0.1 million in 2005.  These were partially offset by a decrease in minority interest in Operating Partnership of $6.7 million, realized gains on disposition of rental property of $4.4 million in 2005, an increase in equity in earnings of unconsolidated joint ventures of $3.6 million, and realized gains and unrealized losses on disposition of rental property of $0.6 million in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended December 31,		Dollar	Percent
(dollars in thousands)	2004	2003	Change	Change
Revenue from rental operations:
Base rents	$498,392	$480,292	$18,100	3.8%
Escalations and recoveries from tenants	66,451	59,885	6,566	11.0
Parking and other	12,906	18,747	(5,841)	(31.2)
Total revenues	577,749	558,924	18,825	3.4

Property expenses:
Real estate taxes	69,085	62,462	6,623	10.6
Utilities	41,649	40,037	1,612	4.0
Operating services	75,712	71,295	4,417	6.2
Sub-total	186,446	173,794	12,652	7.3

General and administrative	31,761	31,284	477	1.5
Depreciation and amortization	127,826	113,202	14,624	12.9
Interest expense	109,649	115,430	(5,781)	(5.0)
Interest income	(1,367)	(1,098)	(269)	(24.5)
Loss on early retirement of debt, net	—	2,372	(2,372)	(100.0)
Total expenses	454,315	434,984	19,331	4.4
Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	123,434	123,940	(506)	(0.4)
Minority interest in Operating Partnership	(27,691)	(28,364)	673	2.4
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	(3,452)	11,873	(15,325)	(129.1)
Gain on sale of investment in unconsolidated joint ventures (net of minority interest)	637	21,108	(20,471)	(97.0)
Income from continuing operations	92,928	128,557	(35,629)	(27.7)
Discontinued operations (net of minority interest):
Income (loss) from discontinued operations	10,144	11,376	(1,232)	(10.8)
Realized gains (losses) and unrealized losses on disposition of rental property, net	(619)	3,120	(3,739)	(119.8)
Total discontinued operations, net	9,525	14,496	(4,971)	(34.3)
Net income	102,453	143,053	(40,600)	(28.4)
Preferred stock dividends	(2,000)	(1,672)	(328)	(19.6)

Net income available to common shareholders	$100,453	$141,381	$(40,928)	(28.9)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2004 as compared to 2003 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$18,100	3.8%	$2,356	0.5%	$15,744	3.3%
Escalations and recoveries from tenants	6,566	11.0	4,937	8.2	1,629	2.8
Parking and other	(5,841)	(31.2)	(5,834)	(31.2)	(7)	—
Total	$18,825	3.4%	$1,459	0.3%	$17,366	3.1%

Property expenses:
Real estate taxes	$6,623	10.6%	$4,443	7.1%	$2,180	3.5%
Utilities	1,612	4.0	1,124	2.8	488	1.2
Operating services	4,417	6.2	3,240	4.5	1,177	1.7
Total	$12,652	7.3%	$8,807	5.1%	$3,845	2.2%

OTHER DATA:
Number of Consolidated Properties	261		244		17
Square feet (in thousands)	27,662		25,050		2,612

Base rents for the Same-Store Properties increased $2.4 million, or 0.5 percent, for 2004 as compared to 2003, due primarily to increases in occupancies at the properties in 2004 from 2003.  Escalations and recoveries from tenants for the Same-Store Properties increased $4.9 million, or 8.2 percent, for 2004 over 2003, due primarily to an increased amount of total property expenses in 2004.  Parking and other income for the Same-Store Properties decreased $5.8 million, or 31.2 percent, due primarily to a decrease in lease termination fees of $3.9 million in 2004 as compared to 2003 and a construction management fee of $1.2 million in 2003.

Real estate taxes on the Same-Store Properties increased $4.4 million, or 7.1 percent, for 2004 as compared to 2003, due primarily to property tax rate increases in certain municipalities in 2004, partially offset by lower assessments on certain properties in 2004.  Utilities for the Same-Store Properties increased $1.1 million, or 2.8 percent, for 2004 as compared to 2003, due primarily to increased electric rates in 2004.  Operating services for the Same-Store Properties increased $3.2 million, or 4.5 percent, due primarily to increased repairs and maintenance expenses of $2.6 million, increased insurance costs of $2.1 million, and property management salaries and related expenses of $0.6 million in 2004 as compared to 2003, partially offset by a decrease in snow removal costs in 2004 of $2.0 million.

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

Depreciation and amortization increased by $14.6 million, or 12.9 percent, for 2004 over 2003.  Of this increase, $9.3 million, or 8.3 percent, was attributable to the Same-Store Properties primarily on account of the amortization of additional tenant installation costs and $5.3 million, or 4.6 percent, was due to the Acquired Properties.

Interest expense decreased $5.8 million, or 5.0 percent, for 2004 as compared to 2003.  This decrease was primarily as a result of the Company’s ability to refinance maturing debt at lower rates, as well as lower average debt balances in 2004.

Interest income increased $0.3 million, or 24.5 percent, for 2004 as compared to 2003.  This decrease was due primarily to higher average cash balances in 2004.

Loss on early retirement of debt, net, amounted to $2.4 million in 2003, which was due to costs incurred with the exchange in 2003 of $25.0 million face amount of 7.18 percent senior unsecured notes due December 31, 2003 for $26.1 million face amount of 5.82 percent senior unsecured notes due March 15, 2003, with interest payable semi-annually in arrears.

Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures decreased to $123.4 million in 2004 from $123.9 million in 2003.  The decrease of approximately $0.5 million was due to the factors discussed above.

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

Net income available to common shareholders decreased by $40.9 million, or 28.9 percent, from $141.4 million in 2003 to $100.5 million in 2004.  This decrease was primarily the result of the Company having realized a $21.1 million gain on sale of investment in unconsolidated joint venture in 2003 for the sale of its investment in the American Financial Exchange venture, a decrease in equity in earnings of unconsolidated joint ventures of $15.3 million, realized gains on disposition of rental property of $3.1 million in 2003, a decrease in income from discontinued operations of $1.2 million for 2004 as compared to 2003, realized gains (losses) and unrealized losses on disposition of rental property of $0.6 million in 2004, a decrease in income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures of $0.5 million, and an increase in preferred stock dividends of $0.3 million.  These were partially offset by a decrease in minority interest in Operating Partnership of approximately $0.6 million and a gain on sale of investment in unconsolidated joint venture of $0.6 million in 2004.

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

The Company believes that with the general downturn in the economy in recent years, and the softening of the Company’s markets specifically, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2006.  As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

REIT Restrictions:

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $156.6 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock and unit dividends and distributions, and scheduled debt service on the Company’s debt.

Property Lock-Ups:

The Company may not dispose of or distribute certain of its properties, currently comprising 56 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2010.  Upon the expiration of the Property Lock-Ups, the Company generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  74 of our properties, with an aggregate net book value of approximately $667.7 million, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of December 31, 2005, the Company had 250 unencumbered properties, totaling 24.7 million square feet, representing 83.7 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents increased by $48.1 million to $60.4 million at December 31, 2005, compared to $12.3 million at December 31, 2004.  This increase is comprised of the following net cash flow items:

1)                                      $242.9 million provided by operating activities.

2)                                      $421.5 million used in investing activities, consisting primarily of the following:

(a)                                     $451.3 million used for additions to rental property;

(b)                                    $17.8 million used for investments in unconsolidated joint ventures;

(c)                                     $51.6 million used for the purchase of marketable securities; partially offset by:

(d)                                    $103.0 million received from proceeds from sale of rental properties.

(3)                                  $226.7 million provided by financing activities, consisting primarily of the following:

(a)                                  $1.04 billion from borrowings under the unsecured credit facility;

(b)                                 $398.5 million from proceeds from the sale of senior unsecured notes;

(c)                                  $58.5 million from proceeds received from mortgages;

(d)                                 $16.6 million from proceeds received from stock options and warrants exercised; partially offset by:

(e)                                  $921.6 million used for repayments of borrowings under the Company’s unsecured credit facility;

(f)                                    $191.9 million used for payments of dividends and distributions; and

(g)                                 $169.9 million used for repayments of mortgages, loans payable and other obligations.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2005:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years

Fixed Rate Unsecured Debt	$1,430,509	67.28%	6.42%	6.13
Fixed Rate Secured Debt and Other Obligations	468,672	22.04%	5.96%	3.67
Variable Rate Unsecured Debt	227,000	10.68%	4.84%	3.90

Totals/Weighted Average:	$2,126,181	100.00	6.15%	5.35

Debt Maturities:

Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of December 31, 2005 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)

2006	$18,276	$160,189	$178,465	6.90%
2007	17,098	9,364	26,462	5.69%
2008	16,292	—	16,292	4.97%
2009	7,175	527,000	534,175	6.33%
2010	1,480	315,000	316,480	5.19%
Thereafter	9,781	1,050,033	1,059,814	5.98%
Sub-total	70,102	2,061,586	2,131,688	6.15%
Adjustment for unamortized debt discount/premium, net, as of December 31, 2005	(5,507)	—	(5,507)	—

Totals/Weighted Average	$64,595	$2,061,586	$2,126,181	6.15%

(a)               Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of December 31, 2005 of 4.36 percent was used in calculating revolving credit facility.

Senior Unsecured Notes:

On January 25, 2005, the Company issued $150 million face amount of 5.125 percent senior unsecured notes due January 15, 2015 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148.1 million was used primarily to reduce outstanding borrowings under the unsecured facility.

On April 15, 2005, the Company issued $150 million face amount of 5.05 percent senior unsecured notes due April 15, 2010 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148.8 million were used to reduce outstanding borrowings under the 2004 unsecured facility.

On November 15, 2005, the Company issued $100 million face amount of 5.80 percent senior unsecured notes due January 15, 2016 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $99 million were used to reduce outstanding borrowings under the 2004 unsecured facility.

On January 24, 2006, the Company issued $100 million face amount of 5.80 percent senior unsecured notes due January 15, 2016 with interest payable semi-annually in arrears, and $100 million face amount of 5.25 percent senior unsecured notes due January 15, 2012 with interest payable semi-annually in arrears. The Company’s total proceeds from the issuances, including accrued interest on the 5.80 percent notes of approximately $200.8 million, were used to reduce outstanding borrowings under the total unsecured facility.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.4 billion as of December 31, 2005) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

In 2004, the Company obtained an unsecured revolving credit facility with a borrowing capacity of $600 million (expandable to $800 million), which replaced a credit facility of the same size. The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) under the unsecured facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 65 basis point spread. As of December 31, 2005, the Company’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 49 points. The Company may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility, which also required a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears, was scheduled to mature in November 2007.

On September 16, 2005, the Company extended and modified its unsecured facility with a group of 23 lenders (reduced from 27). The facility was extended for an additional two years and now matures in November 2009, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise. In addition, the facility fee was reduced by five basis points to 15 basis points at the BBB/Baa2 pricing level.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other common equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined in the facility agreement) for such period, subject to certain other adjustments.

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

Mortgages, Loans Payable and Other Obligations:

The Company has mortgages, loans payable and other obligations which consist principally of various loans collateralized by certain of the Company’s rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of December 31, 2005, the Company had $227 million of outstanding borrowings under its $600 million unsecured revolving credit facility. The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2006. The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs both in the short and long-term. However, if these sources of funds are insufficient or unavailable, the Company’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:

The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units and preferred units (as converted) since December 31, 2004:

	Common	Common	Preferred Units,
	Stock	Units	as Converted (a)	Total
Outstanding at December 31, 2004	61,038,875	7,616,447	6,205,426	74,860,748
Stock options exercised	574,506	—	—	574,506
Preferred units converted into common units	—	6,205,426	(6,205,426)	—
Common units redeemed for Common Stock	234,762	(234,762)	—	—
Common units issued	—	63,328	—	63,328
Shares issued under Dividend Reinvestment and Stock Purchase Plan	8,922	—	—	8,922
Shares issued under deferred compensation plan	4,921	—	—	4,921
Restricted shares issued, net of cancellations	157,660	—	—	157,660

Outstanding at December 31, 2005	62,019,646	13,650,439	—	75,670,085

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

Shelf Registration Statements:

The Company has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $600 million of securities have been sold through February 17, 2006 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures aggregating $118.8 million, at December 31, 2005, is non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has severally guaranteed repayment of approximately $3.8 million on a mortgage at the Harborside South Pier joint venture. The Company has also posted a $7.6 million letter of credit in support of the Harborside South Pier joint venture, $3.8 million of which is indemnified by Hyatt.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, and ground lease agreements as of December 31, 2005 (dollars in thousands):

		Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
	Total	year	years	years	years	years
Senior unsecured notes	$1,790,776	$89,444	$178,889	$607,476	$812,067	$102,900
Revolving credit facility (1)	270,068	10,996	21,992	237,080	—	—
Mortgages, loans payable and other obligations	538,793	193,516	59,696	173,722	56,574	55,285
Payments in lieu of taxes (PILOT)	71,064	8,228	12,580	8,587	22,514	19,155
Ground lease payments	22,216	530	1,544	1,020	2,606	16,516
Total	$2,692,917	$302,714	$274,701	$1,027,885	$893,761	$193,856

(1)               Interest payments assume current credit facility borrowings and interest rates remain at the December 31, 2005 level until maturity.

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

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. The parties are currently briefing cross motions for summary judgment on the merits of the Sierra Club’s claims. A decision is expected sometime in the latter part of 2006. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing. The deadline for appealing that decision has passed, so the Hartz action is ended. On October 31, 2005, the USACE filed a motion to dismiss the complaint filed by the Borough of Carlstadt for lack of standing. On February 7, 2006, the Court granted the motion and dismissed the Borough of Carlstadt complaint in its entirety. Subject to any appeal that may be brought within 60 days after this order of dismissal, the Borough of Carlstadt action is ended.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu as being in violation of its existing lease with the NJSEA. The court heard an oral argument on the application on August 5, 2005, and denied the Giants’ motion for preliminary injunctive relief. The Giants’ claim for permanent injunction relief remains pending. However, the parties to this dispute have reached a tentative settlement. In September 2005, the Giants and Meadowlands Venture executed a settlement agreement. NJSEA subsequently proposed modifications to the settlement agreement, and the parties have not yet executed a final agreement. The proposed settlement agreement provides, among other things, for the Meadowlands Venture to pay the Giants approximately $15 million as compensation for claims of construction interference and for the Giants to otherwise withdraw the assertion of the right to object to the project.

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

On January 25, 2006, the Bergen Cliff Hawks Baseball Club, LLC (the “Cliff Hawks”), filed a complaint against the Company and Mills, alleging that the Company and Mills breached an agreement to provide the Cliff Hawks with a minor league baseball park as part of the Xanadu Project. This matter remains pending.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this information, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act. Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as “may,” “will,” “plan,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Among the factors about which we have made assumptions are:

•                  changes in the general economic climate and conditions, including those affecting industries in which our principal tenants compete;

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors. We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events.

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

Approximately $1.9 billion of the Company’s long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2005 was LIBOR plus 65 basis points.

December 31, 2005
Debt,
including current portion	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
($’s in thousands)
Fixed Rate	$177,487	$25,485	$15,314	$306,383	$315,775	$1,058,737	$1,899,181	$1,938,567
Average Interest Rate	6.90%	5.69%	4.97%	7.43%	5.19%	6.13%	6.30%

Variable Rate				$227,000			$227,000	$227,000

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

The Company has also invested in the marketable securities of another REIT and is primarily exposed to equity price risk from adverse changes in market rates and conditions. All marketable securities are classified as available for sale and are carried at fair value.

ITEM 8.                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained in the Consolidated Financial Statements, together with the notes to the Consolidated Financial Statements and the report of independent registered public accounting firm.

ITEM 9.                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.                         OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 24, 2006.

ITEM 11.                           EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 24, 2006.

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 24, 2006.

ITEM 13.                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 24, 2006.

ITEM 14.                           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 24, 2006.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements and Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

Schedule III - Real Estate Investments and Accumulated Depreciation as of December 31, 2005

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
of Mack-Cali Realty Corporation:

We have completed integrated audits of Mack-Cali Realty Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2006

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS
Rental property
Land and leasehold interests	$637,653	$593,606
Buildings and improvements	3,539,003	3,296,789
Tenant improvements	307,664	262,626
Furniture, fixtures and equipment	7,432	7,938
	4,491,752	4,160,959
Less – accumulated depreciation and amortization	(722,980)	(641,626)
	3,768,772	3,519,333
Rental property held for sale, net	—	19,132
Net investment in rental property	3,768,772	3,538,465
Cash and cash equivalents	60,397	12,270
Marketable securities available for sale at fair value	50,847	—
Investments in unconsolidated joint ventures	62,138	46,743
Unbilled rents receivable, net	92,692	82,586
Deferred charges and other assets, net	197,634	155,060
Restricted cash	9,221	10,477
Accounts receivable, net of allowance for doubtful accounts of $1,088 and $1,235	5,801	4,564

Total assets	$4,247,502	$3,850,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior unsecured notes	$1,430,509	$1,031,102
Revolving credit facilities	227,000	107,000
Mortgages, loans payable and other obligations	468,672	564,198
Dividends and distributions payable	48,178	47,712
Accounts payable, accrued expenses and other liabilities	85,481	57,002
Rents received in advance and security deposits	47,685	47,938
Accrued interest payable	27,871	22,144
Total liabilities	2,335,396	1,877,096

Minority interests:
Operating Partnership	400,819	416,855
Consolidated joint ventures	—	11,103

Total minority interests	400,819	427,958

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000 and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized, 62,019,646 and 61,038,875 shares outstanding	620	610
Additional paid-in capital	1,682,141	1,650,834
Unamortized stock compensation	(6,105)	(3,968)
Dividends in excess of net earnings	(189,579)	(127,365)
Accumulated other comprehensive loss	(790)	—
Total stockholders’ equity	1,511,287	1,545,111

Total liabilities and stockholders’ equity	$4,247,502	$3,850,165

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
REVENUES
Base rents	$541,702	$498,392	$480,292
Escalations and recoveries from tenants	84,082	66,451	59,885
Parking and other	17,621	12,906	18,747
Total revenues	643,405	577,749	558,924

EXPENSES
Real estate taxes	82,056	69,085	62,462
Utilities	55,843	41,649	40,037
Operating services	89,175	75,712	71,295
General and administrative	33,090	31,761	31,284
Depreciation and amortization	155,370	127,826	113,202
Interest expense	119,337	109,649	115,430
Interest income	(856)	(1,367)	(1,098)
Loss on early retirement of debt, net	—	—	2,372
Total expenses	534,015	454,315	434,984
Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	109,390	123,434	123,940
Minority interest in Operating Partnership	(21,042)	(27,691)	(28,364)
Minority interest in consolidated joint ventures	(74)	—	—
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	179	(3,452)	11,873
Gain on sale of investment in unconsolidated joint ventures (net of minority interest)	31	637	21,108
Income from continuing operations	88,484	92,928	128,557
Discontinued operations (net of minority interest):
Income from discontinued operations	2,578	10,144	11,376
Realized gains (losses) and unrealized losses on disposition of rental property, net	4,426	(619)	3,120
Total discontinued operations, net	7,004	9,525	14,496
Net income	95,488	102,453	143,053
Preferred stock dividends	(2,000)	(2,000)	(1,672)
Net income available to common shareholders	$93,488	$100,453	$141,381

Basic earnings per common share:
Income from continuing operations	$1.41	$1.50	$2.20
Discontinued operations	0.11	0.16	0.25
Net income available to common shareholders	$1.52	$1.66	$2.45

Diluted earnings per common share:
Income from continuing operations	$1.40	$1.49	$2.18
Discontinued operations	0.11	0.16	0.25
Net income available to common shareholders	$1.51	$1.65	$2.43

Dividends declared per common share	$2.52	$2.52	$2.52

Basic weighted average shares outstanding	61,477	60,351	57,724

Diluted weighted average shares outstanding	74,189	68,743	65,980

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands)

								Accumulated
					Additional	Unamortized	Dividends in	Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock	Excess of	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Par Value	Capital	Compensation	Net Earnings	Income (Loss)	Equity	Income
Balance at January 1, 2003	—	—	57,318	$573	$1,525,479	$(2,892)	$(68,966)	—	$1,454,194	—
Net income	—	—	—	—	—	—	143,053	—	143,053	$143,053
Preferred stock dividends	—	—	—	—	—	—	(1,672)	—	(1,672)	—
Common stock dividends	—	—	—	—	—	—	(147,136)	—	(147,136)	—
Issuance of preferred stock	10	$25,000	—	—	(164)	—	—	—	24,836	—
Redemption of common units for common stock	—	—	44	1	1,384	—	—	—	1,385	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	148	—	—	—	148	—
Stock options exercised	—	—	1,421	14	47,182	—	—	—	47,196	—
Stock warrants exercised	—	—	443	4	16,577	—	—	—	16,581	—
Stock options expense	—	—	—	—	189	—	—	—	189	—
Directors Deferred comp. plan	—	—	—	—	227	—	—	—	227	—
Issuance of Restricted Stock	—	—	225	2	7,233	(5,649)	—	—	1,586	—
Amortization of stock comp.	—	—	—	—	—	1,931	—		1,931	—
Adj. to fair value of restricted stock	—	—	—	—	575	(575)	—	—	—	—
Cancellation of restricted stock	—	—	—	—	(15)	15	—	—	—	—
Repurchase of common stock	—	—	(35)	—	(1,030)	—	—	—	(1,030)	—
Balance at December 31, 2003	10	$25,000	59,420	$594	$1,597,785	$(7,170)	$(74,721)	—	$1,541,488	$143,053
Net income	—	—	—	—	—	—	102,453	—	102,453	102,453
Preferred stock dividends	—	—	—	—	—	—	(2,000)	—	(2,000)	—
Common stock dividends	—	—	—	—	—	—	(153,097)	—	(153,097)	—
Redemption of common units for common stock	—	—	179	2	4,642	—	—	—	4,644	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	12	—	481	—	—	—	481	—
Stock options exercised	—	—	1,251	13	40,507	—	—	—	40,520	—
Stock warrants exercised	—	—	149	1	4,924	—	—	—	4,925	—
Stock options expense	—	—	—	—	415	—	—	—	415	—
Directors Deferred comp. plan	—	—	—	—	265	—	—	—	265	—
Issuance of restricted stock	—	—	47	—	2,106	(578)	—	—	1,528	—
Amortization of stock comp.	—	—	—	—	—	3,489	—	—	3,489	—
Adj. to fair value of restricted stock	—	—	—	—	284	(284)	—	—	—	—
Cancellation of restricted stock	—	—	(19)	—	(575)	575	—	—	—	—
Balance at December 31, 2004	10	$25,000	61,039	$610	$1,650,834	$(3,968)	$(127,365)	—	$1,545,111	$102,453
Net income	—	—	—	—	—	—	95,488	—	95,488	95,488
Preferred stock dividends	—	—	—	—	—	—	(2,000)	—	(2,000)	—
Common stock dividends	—	—	—	—	—	—	(155,702)	—	(155,702)	—
Redemption of common units for common stock	—	—	235	2	6,788	—	—	—	6,790	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	9	—	390	—	—	—	390	—
Stock options exercised	—	—	574	6	16,597	—	—	—	16,603	—
Stock options expense	—	—	—	—	448	—	—	—	448	—
Comprehensive Loss:
Unrealized holding loss on marketable securities available for sale	—	—	—	—	—	—	—	(790)	(790)	(790)
Directors Deferred comp. plan	—	—	5	—	288	—	—	—	288	—
Issuance of restricted stock	—	—	166	2	7,189	(7,191)	—	—	—	—
Amortization of stock comp.	—	—	—	—	—	4,661	—	—	4,661	—
Adj. to fair value of restricted stock	—	—	—	—	(37)	37	—	—	—	—
Cancellation of restricted stock	—	—	(8)	—	(356)	356	—	—	—	—
Balance at December 31, 2005	10	$25,000	62,020	$620	$1,682,141	$(6,105)	$(189,579)	$(790)	$1,511,287	$94,698

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,488	$102,453	$143,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,370	127,826	113,202
Depreciation and amortization on discontinued operations	729	4,748	6,558
Stock options expense	448	415	189
Amortization of stock compensation	4,661	3,489	1,931
Amortization of deferred financing costs and debt discount	3,271	4,163	4,713
Write-off of unamortized interest rate contract	—	—	1,540
Discount on early retirement of debt	—	—	(2,008)
Equity in earnings of unconsolidated joint venture (net of minority interest), net	(179)	3,452	(11,873)
Gain on sale of investment in unconsolidated joint ventures (net of minority interest)	(31)	(637)	(21,108)
(Realized gains) unrealized losses on disposition of rental property (net of minority interest)	(4,426)	619	(3,120)
Minority interest in Operating Partnership	21,042	27,691	28,364
Minority interest in consolidated joint ventures	74	—	—
Minority interest in income from discontinued operations	420	1,305	1,539
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(13,283)	(11,230)	(10,120)
Increase in deferred charges and other assets, net	(40,566)	(48,306)	(23,681)
(Increase) decrease in accounts receivable, net	(1,237)	(106)	1,832
Increase (decrease) in accounts payable, accrued expenses and other liabilities	15,674	15,579	(9,351)
Increase (decrease) in rents received in advance and security deposits	(253)	7,839	1,061
Increase (decrease) in accrued interest payable	5,727	(860)	(1,944)

Net cash provided by operating activities	$242,929	$238,440	$220,777

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property	$(451,335)	$(200,033)	$(113,926)
Repayment of mortgage note receivable	81	850	3,542
Investment in unconsolidated joint ventures	(17,788)	(27,945)	(13,472)
Distributions from unconsolidated joint ventures	—	25,942	14,624
Proceeds from sale of investment in unconsolidated joint venture	2,676	720	164,867
Acquisition of minority interest in consolidated joint venture	(7,713)	—	—
Proceeds from sales of rental property	102,980	110,141	18,690
Purchase of marketable securities available for sale	(51,637)	—	—
Funding of note receivable	—	(13,042)	—
Decrease (increase) in restricted cash	1,256	(2,388)	(312)

Net cash (used in) provided by investing activities	$(421,480)	$(105,755)	$74,013

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	$398,480	$202,363	$124,714
Borrowings from revolving credit facility	1,041,560	612,475	297,852
Repayment of senior unsecured notes	—	(300,000)	(95,284)
Repayment of revolving credit facility	(921,560)	(505,475)	(370,852)
Repayment of mortgages, loans payable and other obligations	(169,935)	(58,553)	(78,687)
Net proceeds from preferred stock issuance	—	—	24,836
Repurchase of common stock	—	—	(1,030)
Payment of financing costs	(5,071)	(5,648)	(577)
Proceeds from mortgages	58,500	—	—
Proceeds from stock options exercised	16,603	40,520	47,196
Proceeds from stock warrants exercised	—	4,925	16,581
Payment of dividends and distributions	(191,899)	(189,397)	(182,331)

Net cash provided by (used in) financing activities	$226,678	$(198,790)	$(217,582)

Net increase (decrease) in cash and cash equivalents	$48,127	$(66,105)	$77,208
Cash and cash equivalents, beginning of period	12,270	78,375	$1,167

Cash and cash equivalents, end of period	$60,397	$12,270	$78,375

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share/unit amounts)

1.              ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties. As of December 31, 2005, the Company owned or had interests in 270 properties plus developable land (collectively, the “Properties”). The Properties aggregate approximately 30.0 million square feet, which are comprised of 162 office buildings and 97 office/flex buildings, totaling approximately 29.6 million square feet (which include one office building and one office/flex building aggregating 538,000 square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others. The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the “Operating Partnership”) and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. See Note 2: Significant Accounting Policies — Investments in Unconsolidated Joint Ventures, Net for the Company’s treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.

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

2.              SIGNIFICANT ACCOUNTING POLICIES

Rental

Property                                                                        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $118,816 and $86,916 (including land of $58,883 and $53,705) as of December 31, 2005 and 2004, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties held for use may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved. Management does not believe that the value of any of the Company’s rental properties is impaired.

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

Investments in

Unconsolidated

Joint Ventures, Net               The Company accounts for its investments in unconsolidated joint ventures for which Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”) does not apply under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

FIN 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”). Generally, FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

The Company has evaluated its joint ventures with regards to FIN 46. As of December 31, 2005, the Company has identified its Meadowlands Xanadu joint venture with the Mills Corporation as a VIE, but is not consolidating such venture as the Company is not the primary beneficiary. Disclosure about this VIE is included in Note 4: Investments in Unconsolidated Joint Ventures.

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

Marketable

Securities                                                                  The Company classifies its marketable securities among three categories: Held-to-maturity, trading and available-for-sale. Unrealized holding gains and losses are excluded from earnings and reported as other comprehensive income (loss) in stockholders’ equity until realized.

A decline in the market value of any marketable security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment would be charged to earnings and a new cost basis for the security established.

The Company’s marketable securities at December 31, 2005 carried a value of $50,847 and consisted of 1,468,300 shares of common stock in CarrAmerica Realty Corporation, which were all acquired in 2005. From January 1, 2006 through January 25, 2006, the Company purchased an additional 336,500 shares of common stock in CarrAmerica for a total purchase price of $11,912.

The Company’s marketable securities at December 31, 2005 are all classified as available-for-sale and are carried at fair value based on quoted market prices. The Company recorded an unrealized holding loss of $790 as other comprehensive loss in 2005.

Deferred

Financing Costs                             Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $3,271, $4,163 and $4,713 for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred

Leasing Costs                                           Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $3,855, $3,907 and $3,783 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Revenue

Recognition                                                    Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 15: Tenant Leases. Parking and other revenue includes income from parking spaces leased to tenants, income from tenants for additional services arranged for the Company, income from tenants for early lease terminations and income from managing and/or leasing properties for third parties

Allowance for

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

Dividends and

Distributions

Payable                                                                           The dividends and distributions payable at December 31, 2005 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (62,028,306 shares), and distributions payable to minority interest common unitholders of the Operating Partnership (13,650,439 common units) for all such holders of record as of January 5, 2006 with respect to the fourth quarter 2005. The fourth quarter 2005 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.63 per common share and unit were approved by the Board of Directors on December 6, 2005. The common stock dividends and common unit distributions payable were paid on January 13, 2006. The preferred stock dividends payable were paid on January 17, 2006.

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

In 2002, the Company adopted the provisions of FASB No. 123, which requires, on a prospective basis, that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the years ended December 31, 2005, 2004 and 2003, the Company recorded restricted stock and stock options expense of $5,109, $5,432 and $4,353, respectively. FASB No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation. FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No. 148 disclosure requirements are presented below:

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards in each period:

		2005	2004	2003
		Basic EPS	Basic EPS	Basic EPS
Net income, as reported		$95,488	$102,453	$143,053
Add:	Stock-based compensation expense included in reported net income (net of minority interest)	4,260	4,813	3,835
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards	(5,391)	(6,308)	(5,094)
Add:	Minority interest on stock-based compensation expense under fair value based method	896	719	607
Pro forma net income		95,253	101,677	142,401
Deduct: Preferred stock dividends		(2,000)	(2,000)	(1,672)
Pro forma net income available to common shareholders – basic		$93,253	$99,677	$140,729

Earnings Per Share:
Basic – as reported		$1.52	$1.66	$2.45
Basic – pro forma		$1.52	$1.65	$2.44

Diluted – as reported		$1.51	$1.65	$2.43
Diluted – pro forma		$1.51	$1.64	$2.42

Other

Comprehensive

Income                                                                               Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.              REAL ESTATE PROPERTY TRANSACTIONS

2005 TRANSACTIONS

Property Acquisitions

The Company acquired the following office properties during the year ended December 31, 2005:

					Acquisition
Acquisition			# of	Rentable	Cost
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)

03/02/05	101 Hudson Street (a)	Jersey City, Hudson County, NJ	1	1,246,283	$330,302
03/29/05	23 Main Street (a) (b)	Holmdel, Monmouth County, NJ	1	350,000	23,948
07/12/05	Monmouth Executive Center (c)	Freehold, Monmouth County, NJ	4	235,968	33,561

Total Office Property Acquisitions:			6	1,832,251	$387,811

(a)               Transaction was funded primarily through borrowing on the Company’s revolving credit facility.

(b)              In addition to its initial investment, the Company intends to make additional investments related to the property of approximately $12.1 million, of which the Company spent $6.2 million through December 31, 2005.

(c)               Transaction was funded primarily through available cash and assumption of mortgage debt.

In November 2005, the Company announced that it entered into a contract to acquire all the interests in Capital Office Park, a seven-building office complex totaling approximately 842,300 square feet in Greenbelt, Maryland for aggregate purchase consideration of approximately $161,700. The purchase consideration for the acquisition, which is expected to close in the first quarter of 2006, will consist of the issuance of approximately $97,900 of common operating partnership units in Mack-Cali Realty, L.P. and the assumption of approximately $63,800 of mortgage debt. At closing, the sellers may elect to receive approximately $27,900 in cash in lieu of common operating partnership units.

Property Sales

The Company sold the following operating properties during the year ended December 31, 2005:

					Net	Net	Realized
				Rentable Square Feet	Sales	Book	Gain/
Sale Date			# of Bldgs.		Proceeds	Value	(Loss)
	Property/Address	Location			(in thousands)	(in thousands)	(in thousands)
02/04/05	210 South 16th Street	Omaha, Douglas County, Nebraska	1	318,224	$8,464	$8,210	$254
02/11/05	1122 Alma Road	Richardson, Dallas County, Texas	1	82,576	2,075	2,344	(269)
02/15/05	3 Skyline Drive	Hawthorne, Westchester County, New York	1	75,668	9,587	8,856	731
05/11/05	201 Willowbrook Blvd.	Wayne, Passaic County, New Jersey (a)	1	178,329	17,696	17,705	(9)
06/03/05	600 Community Drive/
	111 East Shore Road	North Hempstead, Nassau County, New York	2	292,849	71,593	59,609	11,984
12/29/05	3600 South Yosemite	Denver, Denver County, Colorado	1	133,743	5,566	11,121	(5,555)

Total Office Property Sales:			7	1,081,389	$114,981	$107,845	$7,136

(a)               In connection with the sale, the Company provided a mortgage loan to the buyer of $12,000 which bears interest at 5.74 percent, matures in five years with a five year renewal option, and requires monthly payments of principal and interest.

2004 TRANSACTIONS

Property Acquisitions

The Company acquired the following office properties during the year ended December 31, 2004:

					Investment by
Acquisition			# of	Rentable	Company
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)

04/14/04	5 Wood Hollow Road (a)	Parsippany, Morris County, NJ	1	317,040	$34,187
05/12/04	210 South 16th Street (b)	Omaha, Douglas County, NE	1	318,224	8,507
06/01/04	30 Knightsbridge Road (c)	Piscataway, Middlesex County, NJ	4	680,350	49,205
06/01/04	412 Mt. Kemble Avenue (c)	Morris Township, Morris County, NJ	1	475,100	39,743
10/21/04	232 Strawbridge Road (a)	Moorestown, Burlington County, NJ	1	74,258	8,761
11/23/04	One River Centre (d)	Middletown, Monmouth County, NJ	3	457,472	69,015
12/20/04	4, 5 & 6 Century Drive (a)	Parsippany, Morris County, NJ	3	279,811	30,860
12/30/04	150 Monument Road (a)	Bala Cynwyd, Montgomery County, PA	1	125,783	18,904

Total Office Property Acquisitions:			15	2,728,038	$259,182

(a)               Transaction was funded primarily through borrowing on the Company’s revolving credit facility.

(b)              Property was acquired through Company’s receipt of a deed in lieu of foreclosure in satisfaction of the Company’s mortgage note receivable, which was collateralized by the acquired property. The property was subsequently sold on February 4, 2005.

(c)               Properties were acquired from AT&T Corporation (“AT&T”), a tenant of the Company, for cash and assumed obligations, as follows:

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

(3)               Signed a lease extension at the Company’s Kemble Plaza I property in Morris Township, New Jersey, extending AT&T’s lease for the entire 387,000 square foot building for an additional five years to August 2014. Under the lease extension, the Company agreed, among other things, to fund up to $2.1 million of tenant improvements to be performed by AT&T at the property; which was subsequently sold on October 5, 2004;

(4)               Paid cash consideration of approximately $12.9 million to AT&T; and

(5)               Assumed AT&T’s lease obligations with third-party landlords at seven office buildings, aggregating 922,674 square feet, which carry a weighted average remaining term of 4.5 years as of the date of acquisition. At acquisition, the Company estimated that the obligations, net of estimated sub-lease income, total approximately $84.8 million, with a net present value of approximately $76.2 million utilizing a weighted average discount rate of 4.85 percent. The net present value of the assumed obligations as of December 31, 2005 is included in mortgages, loans payable and other obligations (see Note 10: Mortgages, Loans Payable and Other Obligations).

(d)              The Company acquired a 62.5 percent interest in the property through the Company’s conversion of its note receivable with a balance of $13.0 million into a controlling equity interest. The property was subject to a $45.5 million mortgage, which was subsequently paid off on April 1, 2005. The Company acquired the remaining 37.5 percent interest in March 2005 for $10.5 million (not included in Investment by Company amount presented).

Land Acquisitions

On May 14, 2004, the Company acquired approximately five acres of land in Plymouth Meeting, Pennsylvania. Previously, the Company leased this land parcel, upon which the Company owns a 167,748 square foot office building. The land was acquired for approximately $6,094.

On June 25, 2004, the Company acquired approximately 59.9 acres of developable land located in West Windsor, New Jersey for approximately $20,572.

Property Sales

The Company sold the following operating properties during the year ended December 31, 2004:

					Net Sales	Net Book	Realized
Sale			# of	Rentable	Proceeds	Value	Gain/(Loss)
Date	Property/Address	Location	Bldgs.	Square Feet	(in thousands)	(in thousands)	(in thousands)

Office:
10/05/04	340 Mt. Kemble Avenue	Morris Township, Morris County, NJ	1	387,000	$75,017	$62,787	$12,230
11/23/04	Texas Portfolio (a)	Dallas and San Antonio, TX	2	554,330	35,124	36,224	(1,100)

Total Office Property Sales:			3	941,330	$110,141	$99,011	$11,130

(a)               On November 23, 2004, the Company sold 3030 LBJ Freeway, Dallas, Dallas County and 84 N.E. Loop 410, San Antonio, Bexar County in a single transaction with one buyer.

4.                          INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company’s unconsolidated joint ventures aggregating $118,758 as of December 31, 2005 is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

On December 3, 2003, the Meadowlands Venture entered into a redevelopment agreement (the “Redevelopment Agreement”) with the New Jersey Sports and Exposition Authority (“NJSEA”) for the redevelopment of the area surrounding the Continental Airlines Arena in East Rutherford, New Jersey and the construction of the Meadowlands Xanadu project. The Redevelopment Agreement provides for a 75-year ground lease and requires the Meadowlands Venture to pay the NJSEA a $160,000 development rights fee and fixed rent over the term. Fixed rent will be in the amount of $1 per year for the first 15 years, increasing to $7,500 from the 16th to the 18th years, increasing to $8,447 in the 19th year, increasing to $8,700 in the 20th year, increasing to $8,961 in the 21st year, then to $9,200 in the 23rd to 26th years, with additional increases over the remainder of the term, as set forth in the ground lease. The ground lease also allows for the potential for participation rent payments by the Meadowlands Venture, as described in the ground lease agreement. The First Amendment to the Redevelopment Agreement and the ground lease, itself, were signed on October 5, 2004. The Meadowlands Venture received all necessary permits and approvals from the NJSEA and U.S. Army Corps of Engineers in March 2005 and commenced construction in the same month. As a condition to the commencement of work to fill wetlands pursuant to the permit issued by the U.S. Army Corps of Engineers and pursuant to the Redevelopment Agreement, as amended, the Meadowlands Venture conveyed certain vacant land, known as the Empire Tract, to a conservancy trust. On June 30, 2005, the $160,000 development rights fee was deposited into an escrow account by the Meadowlands Venture in accordance with the terms of the First Amendment to the Redevelopment Agreement. On such date, the following amounts were paid from escrow: (i) approximately $37,197 to defease certain debt obligations of the NJSEA; and (ii) $26,800 to the NJSEA, which, in turn, paid such amount to the Meadowlands Venture for the Empire Tract. Subsequently, additional monies were released from the escrow account to the NJSEA, such that a total of $130,000 has been released to the NJSEA. The escrow balance of $30,000 is to be released and paid in accordance with the terms of the First Amendment to the Redevelopment Agreement.

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

Commencing three years after the grand opening of the entertainment phase of the Meadowlands Xanadu project, either Mills or the Company may sell its partnership interest to a third party subject to the following provisions:

•                  Mills has certain “drag-along” rights and the Company has certain “tag-along” rights in connection with such sale of interest to a third party; and

•                  Mills has a right of first refusal with respect of a sale by the Company of its partnership interests.

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

Three separate lawsuits have been filed in the United States District Court for the District of New Jersey, challenging a permit issued by the U.S. Army Corps of Engineers (“USACE”) in connection with the project. The first suit was filed on March 30, 2005, by the Sierra Club, the New Jersey Public Interest Group, Citizen Lobby, Inc. and the New Jersey Environmental Federation. Additional suits were filed on May 16 and May 31, 2005, respectively, by Hartz (together with one of its officers as an individual named plaintiff) and the Borough of Carlstadt. The Sierra Club also filed a motion for a preliminary injunction to stop certain construction activities on the project, which the Court denied on July 6, 2005. The parties are currently briefing cross motions for summary judgment on the merits of the Sierra Club’s claims. A decision is expected sometime in the latter part of 2006. On October 26, 2005, the court granted the motions of the Meadowlands Venture and the USACE to dismiss the Hartz complaint for lack of standing. The deadline for appealing that decision has passed, so the Hartz action is ended. On October 31, 2005, the USACE filed a motion to dismiss the complaint filed by the Borough of Carlstadt for lack of standing. On February 7, 2006, the Court granted the motion and dismissed the Borough of Carlstadt complaint in its entirety. Subject to any appeal that may be brought within 60 days after this order of dismissal, the Borough of Carlstadt action is ended.

On April 5, 2005, the New York Football Giants (“Giants”) filed an emergent application with the Supreme Court of New Jersey, Chancery Division, seeking an injunction stopping all work on the Meadowlands Xanadu as being in violation of its existing lease with the NJSEA. The court heard an oral argument on the application on August 5, 2005, and denied the Giants’ motion for preliminary injunctive relief. The Giants’ claim for permanent injunction relief remains pending. However, the parties to this dispute have reached a tentative settlement. In September 2005, the Giants and Meadowlands Venture executed a settlement agreement. NJSEA subsequently proposed modifications to the settlement agreement, and the parties have not yet executed a final agreement. The proposed settlement agreement provides, among other things, for the Meadowlands Venture to pay the Giants approximately $15 million as compensation for claims of construction interference and for the Giants to otherwise withdraw the assertion of the right to object to the project.

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

On January 25, 2006, the Bergen Cliff Hawks Baseball Club, LLC (the “Cliff Hawks”), filed a complaint against the Company and Mills, alleging that the Company and Mills breached an agreement to provide the Cliff Hawks with a minor league baseball park as part of the Xanadu Project. This matter remains pending.

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

HPMC

On July 21, 1998, the Company entered into a joint venture with HCG Development, L.L.C. and Summit Partners I, L.L.C. to form HPMC Development Partners II, L.P. (formerly known as HPMC Lava Ridge Partners, L.P.). HPMC Development Partners II, L.P.’s efforts focused on three development projects, commonly referred to as Lava Ridge, Pacific Plaza I & II and Stadium Gateway. Lava Ridge was sold in 2002.

Stadium Gateway was a development joint venture project, located in Anaheim, California between HPMC Development Partners II, L.P. and a third-party entity. The venture constructed a six-story, 273,194 square foot office building, which commenced initial operations in January 2002. On April 1, 2003, the venture sold the office property for approximately $52,500.

Pacific Plaza I & II was a two-phase development joint venture project, located in Daly City, California between, HPMC Development Partners II, L.P. and a third-party entity. Phase I of the project, which commenced initial operations in August 2001, consisted of a nine-story office building, aggregating 364,384 square feet. Phase II, which comprised a three-story retail and theater complex, commenced initial operations in June 2002. On August 27, 2004, the venture sold the Pacific Plaza I & II complex for approximately $143,000. The Company performed management services for the property while it was owned by the venture and recognized $0, $203 and $318 in fees for such services in the years ended December 31, 2005, 2004 and 2003, respectively.

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

G&G MARTCO (Convention Plaza)

The Company holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California. The venture has a mortgage loan with a $46,588 balance at December 31, 2005 collateralized by its office property. The loan also provides the venture the ability to increase the balance of the loan up to an additional $1,050 for the funding of qualified leasing costs. The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (4.39 percent at December 31, 2005) plus 162.5 basis points and matures in August 2006. The Company performs management and leasing services for the property owned by the joint venture and recognized $161, $143 and $225 in fees for such services in the years ended December 31, 2005, 2004 and 2003, respectively.

PLAZA VIII AND IX ASSOCIATES, L.L.C./AMERICAN FINANCIAL EXCHANGE L.L.C.

On May 20, 1998, the Company entered into a joint venture with Columbia Development Company, L.L.C. (“Columbia”) to form American Financial Exchange L.L.C. (“AFE”). The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Company’s Harborside Financial Center office complex. Among other things, the partnership agreement provides for a preferred return on the Company’s invested capital in the venture, in addition to the Company’s proportionate share of the venture’s profit, as defined in the agreement. The joint venture acquired land on which it initially constructed a parking facility. In the fourth quarter 2000, the joint venture started construction of Plaza 10, a 577,575 square foot office building, which was 100 percent pre-leased to Charles Schwab & Co. Inc. (“Schwab”) for a 15-year term, on certain of the land owned by the venture. The lease agreement with Schwab obligated the venture, among other things, to deliver space to the tenant by required timelines and offers expansion options, at the tenant’s election.

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

The Company performed management, leasing and development services for the Plaza 10 property when it was owned by the venture and recognized $0, $0 and $2,692 in fees from the venture for such services in the years ended December 31, 2005, 2004 and 2003, respectively.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The venture has a mortgage loan with a $14,936 balance at December 31, 2005 secured by its office/flex property. The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2007, with two one-year extension options, subject to certain conditions.

In 2001, the property’s then principal tenant, Superior Bank, was closed by the Office of Thrift Supervision, and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver. The tenant continued to meet its rental payment obligations through June 2002. In July 2002, the tenant vacated the premises and the FDIC notified the joint venture that it was rejecting the lease as of July 16, 2002. As a result of the uncertainty regarding the tenant’s ability to meet its obligations through the remainder of the term of its lease, the joint venture wrote off unbilled rents receivable of $1,573 and deferred lease costs of $705, which was included in the Company’s equity in earnings for the year ended December 31, 2002. Subsequently, the venture’s management determined it was unlikely a prospective tenant would retain tenant improvements previously made to Superior Bank’s space and, accordingly, the venture accelerated amortization of those tenant improvements and recorded a charge of $3,586, which is included in the Company’s equity in earnings for the year ended December 31, 2003.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $93, $165 and $12 in fees for such services in the years ended December 31, 2005, 2004 and 2003 respectively.

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

SOUTH PIER AT HARBORSIDE — HOTEL DEVELOPMENT

On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002. The Company owns a 50 percent interest in the venture.

The venture had a mortgage loan with a commercial bank with a $62,902 balance at December 31, 2003 collateralized by its hotel property. The debt bore interest at a rate of LIBOR plus 275 basis points, which was scheduled to mature in December 2003, and was extended through January 29, 2004. On that date, the venture repaid the mortgage loan using the proceeds from a new $40,000 mortgage loan, (with a balance as of December 31, 2005 of $39,590) collateralized by the hotel property, as well as capital contributions from the Company and Hyatt of $10,750 each. The new loan carries an interest rate of LIBOR plus 200 basis points and matures in February 2007. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. On May 25, 2004, the venture obtained a second mortgage loan with a commercial bank for $20,000 (with a balance as of December 31, 2005 of $7,500) collateralized by the hotel property, in which each partner, including the Company, has severally guaranteed repayment of approximately $3,785. The loan carries an interest rate of LIBOR plus 175 basis points and matures in February 2006. The loan provides for three one-year extension options subject to certain conditions. The final two one-year extension options require payment of a fee. The proceeds from this loan were used to make distributions to the Company and Hyatt in the amount of $10,000 each. Additionally, the venture has a loan with a balance as of December 31, 2005 of $7,570 with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Company has posted a $7,570 letter of credit in support of this loan, $3,785 of which is indemnified by Hyatt.

NORTH PIER AT HARBORSIDE — RESIDENTIAL DEVELOPMENT

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2005 and 2004:

	December 31, 2005
				American	Plaza
	Meadowlands		G&G	Financial	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Exchange	Associates	Realty	Loop	South Pier	Total
Assets:
Rental Property, net	$407,322	—	$10,632	—	$12,024	$12,511	—	$74,306	$516,795
Other assets	171,029	—	6,427	—	1,662	1,188	—	11,772	192,078
Total assets	$578,351	—	$17,059	—	$13,686	$13,699	—	$86,078	$708,873
Liabilities and partners/members’ capital (deficit):
Mortgages and loans payable	$—	—	$46,588	—	$—	$14,936	—	$57,234	$118,758
Other liabilities	76,875	—	875	—	1,361	220	—	4,170	83,501
Partners’/members’ capital	501,476	—	(30,404)	—	12,325	(1,457)	—	24,674	506,614
Total liabilities and partners/ members’ capital	$578,351	—	$17,059	—	$13,686	$13,699	—	$86,078	$708,873
Company’s net investment in unconsolidated joint ventures	$34,640	—	$6,438	—	$6,084	—	—	$14,976	$62,138

	December 31, 2004
				American	Plaza
	Meadowlands		G&G	Financial	VIII & IX	Ramland	Ashford	Harborside	Combined
	Xanadu	HPMC	Martco	Exchange	Associates	Realty	Loop	South Pier	Total
Assets:
Rental Property, net	$235,254	—	$8,571	—	$12,629	$13,030	$11,256	$79,721	$360,461
Other assets	1,420	—	4,589	—	1,463	1,559	539	12,034	21,604
Total assets	$236,674	—	$13,160	—	$14,092	$14,589	$11,795	$91,755	$382,065
Liabilities and partners/members’ capital (deficit):
Mortgages and loans payable	$—	—	$43,236	—	$—	$14,936	$—	$66,191	$124,363
Other liabilities	8,205	—	963	—	1,376	334	670	4,009	15,557
Partners’/members’ capital	228,469	—	(31,039)	—	12,716	(681)	11,125	21,555	242,145
Total liabilities and partners/ members’ capital	$236,674	—	$13,160	—	$14,092	$14,589	$11,795	$91,755	$382,065
Company’s net investment in unconsolidated joint ventures	$17,359	—	$7,157	—	$6,279	$—	$2,664	$13,284	$46,743

The following is a summary of the results of operations of the unconsolidated joint ventures in which the Company had investment interests for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31, 2005
									Minority
				American	Plaza				Interest in
	Meadowlands		G&G	Financial	VIII & IX	Ramland	Ashford	Harborside	Operating	Combined
	Xanadu	HPMC	Martco	Exchange	Associates	Realty	Loop	South Pier	Partnership	Total
Total revenues	—	—	$6,767	—	$396	$2,028	—	$35,101	—	$44,292
Operating and Other expenses	—	—	(3,662)	—	(172)	(1,407)	—	(22,147)	—	(27,388)
Depreciation and amortization	—	—	(1,200)	—	(616)	(638)	—	(5,484)	—	(7,938)
Interest expense	—	—	(2,270)	—	—	(759)	—	(4,198)	—	(7,227)

Net income (loss)	—	—	$(365)	—	$(392)	$(776)	—	$3,272	—	$1,739
Company’s equity in earnings (loss) of unconsolidated joint ventures	—	—	$(1,219)	—	$(196)	—	$(30)	$1,693	$(69)	$179

	Year Ended December 31, 2004
									Minority
				American	Plaza				Interest in
	Meadowlands		G&G	Financial	VIII & IX	Ramland	Ashford	Harborside	Operating	Combined
	Xanadu	HPMC	Martco	Exchange	Associates	Realty	Loop	South Pier	Partnership	Total
Total revenues	—	$10,755	$7,113	—	$91	$1,981	$2,937	$30,345	—	$53,222
Operating and Other expenses	—	(259)	(3,676)	—	(166)	(1,539)	(3,403)	(19,613)	—	(28,656)
Depreciation and amortization	—	—	(1,002)	—	(616)	(630)	(25,550)	(6,501)	—	(34,299)
Interest expense	—	—	(1,342)	—	—	(479)	—	(2,412)	—	(4,233)

Net income (loss)	—	$10,496	$1,093	—	$(691)	$(667)	$(26,016)	$1,819	—	$(13,966)
Company’s equity in earnings (loss) of unconsolidated joint ventures	—	$661	$730	—	$(346)	$(600)	$(5,203)	$872	$434	$(3,452)

	Year Ended December 31, 2003
									Minority
				American	Plaza				Interest in
	Meadowlands		G&G	Financial	VIII & IX	Ramland	Ashford	Harborside	Operating	Combined
	Xanadu	HPMC	Martco	Exchange (a)	Associates	Realty	Loop	South Pier	Partnership	Total
Total revenues	—	$3,995	$12,411	$17,398	$1,730	$249	$3,801	$23,933	$—	$63,517
Operating and Other expenses	—	(71)	(4,017)	(3,040)	(44)	(981)	(3,062)	(16,326)	—	(27,541)
Depreciation and amortization	—	—	(1,533)	(2,912)	(228)	(555)	(974)	(6,262)	—	(12,464)
Interest expense	—	—	(1,497)	—	—	(451)	—	(3,174)	—	(5,122)

Net income (loss)	—	$3,924	$5,364	$11,446	$1,458	$(1,738)	$(235)	$(1,829)	$—	$18,390
Company’s equity in earnings (loss) of unconsolidated joint ventures	—	$2,325	$2,559	$11,342	$(83)	$(1,332)	$(47)	$(1,284)	$(1,607)	$11,873

(a)          Represents results of operations for period in which Company had ownership interest of January 1, 2003 through September 28, 2003.

5.              DEFERRED CHARGES AND OTHER ASSETS

	December 31,
	2005	2004
Deferred leasing costs	$182,975	$152,525
Deferred financing costs	21,764	17,137
	204,739	169,662
Accumulated amortization	(73,410)	(58,170)
Deferred charges, net	131,329	111,492
Notes receivable	11,919	—
In-place lease values and related intangible assets, net	37,028	17,560
Prepaid expenses and other assets, net	17,358	26,008

Total deferred charges and other assets, net	$197,634	$155,060

6.              RESTRICTED CASH

Restricted cash includes security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:

	December 31,
	2005	2004
Security deposits	$8,398	$8,976
Escrow and other reserve funds	823	1,501

Total restricted cash	$9,221	$10,477

7.              DISCONTINUED OPERATIONS

There were no properties identified as held for sale as of December 31, 2005.

When the Company identified its 178,329 square foot office building located at 201 Willowbrook Boulevard in Wayne, New Jersey as held for sale on March 31, 2005, it determined that the carrying amount of this property was not expected to be recovered from estimated net sales proceeds and recognized a valuation allowance of $1,434 (net of minority interest of $179) during the three months ended March 31, 2005. On May 11, 2005, the Company subsequently sold the building for net sales proceeds of approximately $17,696.

As the Company sold 111 East Shore Road and 600 Community Drive in North Hempstead, New York; 210 South 16th Street in Omaha, Nebraska; 3600 South Yosemite in Denver, Colorado; 201 Willowbrook Boulevard in Wayne, New Jersey; 1122 Alma Road in Richardson, Texas; and 3 Skyline Drive in Hawthorne, New York during the year ended December 31, 2005; 3030 L.B.J. Freeway in Dallas, Texas; 84 N.E. Loop 410 in San Antonio, Texas; and 340 Mt. Kemble Avenue in Morris Township, New Jersey during the year ended December 31, 2004; 1770 St. James Place in Houston, Texas; 111 Soledad in San Antonio, Texas; and land in Hamilton Township, New Jersey during the year ended December 31, 2003, the Company has presented these assets as discontinued operations in the statement of operations for all periods presented.

The following tables summarize income from discontinued operations (net of minority interest) and the related realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Total revenues	$5,253	$25,404	$29,865
Operating and other expenses	(1,568)	(8,799)	(9,517)
Depreciation and amortization	(729)	(4,748)	(6,558)
Interest expense (net of interest income)	42	(408)	(875)
Minority interest	(420)	(1,305)	(1,539)

Income from discontinued operations (net of minority interest)	$2,578	$10,144	$11,376

	Year Ended December 31,
	2005	2004	2003
Realized gains (losses) on disposition of rental property, net	$7,136	$11,130	$3,541
Unrealized losses on disposition of rental property	(1,613)	(11,856)	—
Minority interest	(1,097)	107	(421)

Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	$4,426	$(619)	$3,120

8.              SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of December 31, 2005 and 2004 is as follows:

	December 31,		Effective
	2005	2004	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$299,246	$299,012	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,765	—	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,122	298,948	7.93%
6.150% Senior Unsecured Notes, due December 15, 2012	91,488	90,998	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,309	25,199	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,787	99,758	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,948	202,187	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,164	—	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	99,680	—	5.87%

Total Senior Unsecured Notes	$1,430,509	$1,031,102	6.42%

(1)   Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

On January 24, 2006, the Company issued $100,000 face amount of 5.80 percent senior unsecured notes due January 15, 2016 with interest payable semi-annually in arrears, and $100,000 face amount of 5.25 percent senior unsecured notes due January 15, 2012 with interest payable semi-annually in arrears. The total proceeds from the issuances, including accrued interest on the 5.80 percent notes, of approximately $200,784 were used to reduce outstanding borrowings under the Company’s unsecured facility.

On November 15, 2005, the Company issued $100,000 face amount of 5.80 percent senior unsecured notes due January 15, 2016 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $99,027 were used to reduce outstanding borrowings under the Company’s unsecured facility.

On April 15, 2005, the Company issued $150,000 face amount of 5.05 percent senior unsecured notes due April 15, 2010 with interest payable semi-annually in arrears. The proceeds from the issuance (net of selling commissions and discount) of approximately $148,826 were used to reduce outstanding borrowings under the Company’s unsecured facility.

On January 25, 2005, the Company issued $150,000 face amount of 5.125 percent senior unsecured notes due January 15, 2015 with interest payable semi-annually in arrears. The proceeds from the issuance (including premium and net of selling commissions) of approximately $148,103 were used primarily to reduce outstanding borrowings under the Company’s unsecured facility.

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

9.              UNSECURED REVOLVING CREDIT FACILITY

On November 23, 2004, the Company obtained an unsecured revolving credit facility with a borrowing capacity of $600,000 (expandable to $800,000), which replaced a credit facility of the same size. The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) under the unsecured facility is currently LIBOR plus 65 basis points. The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300,000 at interest rates less than the current LIBOR plus 65 basis point spread. As of December 31, 2005, the Company’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 49 points. The Company may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility, which also required a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears, was scheduled to mature in November 2007.

On September 16, 2005, the Company extended and modified the unsecured facility with a group of 23 lenders (reduced from 27). The facility was extended for an additional two years and now matures in November 2009, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise. In addition, the facility fee was reduced by five basis points to 15 basis points at the BBB/Baa2 pricing level.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other common equity interests in an aggregate amount in excess of 90 percent of funds from operations (as defined in the facility agreement) for such period, subject to certain other adjustments.

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

SUMMARY

As of December 31, 2005 and 2004, the Company had outstanding borrowings of $227,000 and $107,000, respectively, under its unsecured revolving credit facility.

10.       MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties. As of December 31, 2005, 17 of the Company’s properties, with a total book value of approximately $652,925, are encumbered by the Company’s mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2005 and 2004 is as follows:

		Effective	Principal Balance at
		Interest	December 31,
Property Name	Lender	Rate (a)	2005	2004	Maturity
Harborside - Plaza 2 and 3	Northwestern/Principal	7.37%	$144,642	$149,473	01/01/06	(b)
Monmouth Executive Center	Lehman Brothers CMBS	4.98%	16,044	—	09/01/06
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	9,644	9,852	04/01/07
Various (c)	Prudential Insurance Co.	4.84%	150,000	150,000	01/15/10
2200 Renaissance Boulevard	TIAA	5.89%	18,174	18,509	12/01/12
Soundview Plaza	TIAA	6.02%	18,427	18,816	01/01/13
Assumed obligations(d)	various	4.86%	53,241	67,269	05/01/09
500 West Putnam Avenue	New York Life Ins. Co.	5.52%	25,000	—	01/10/16
23 Main Street	JP Morgan CMBS	5.59%	33,500	—	09/01/18
Mack-Cali Centre VI	Principal Life Insurance Co.	6.87%	—	35,000	—
One River Center	New York Life Ins. Co.	5.50%	—	45,490	—
Mack-Cali Bridgewater I	New York Life Ins. Co.	7.00%	—	23,000	—
Mack-Cali Woodbridge II	New York Life Ins. Co.	7.50%	—	17,500	—
Mack-Cali Short Hills	Prudential Insurance Co.	7.74%	—	22,789	—
500 West Putnam Avenue	New York Life Ins. Co.	6.52%	—	6,500	—

Total mortgages, loans payable and other obligations			$468,672	$564,198

(a)          Effective interest rate for mortgages, loans payable and other obligations reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b)         On January 3, 2006, the Company paid off this mortgage loan through borrowing on the Company’s revolving credit facility.

(c)          Mortgage is collateralized by seven properties.

(d)         The obligations mature at various times between May 2006 and May 2009.

SCHEDULED PRINCIPAL PAYMENTS

Scheduled principal payments and related weighted average annual interest rates for the Company’s senior unsecured notes (see Note 8), unsecured revolving credit facility and mortgages, loans payable and other obligations as of December 31, 2005 are as follows:

				Weighted Avg.
	Scheduled	Principal		Interest Rate of
Period	Amortization	Maturities	Total	Future Repayments (a)
2006	$18,276	$160,189	$178,465	6.90%
2007	17,098	9,364	26,462	5.69%
2008	16,292	—	16,292	4.97%
2009	7,175	527,000	534,175	6.33%
2010	1,480	315,000	316,480	5.19%
Thereafter	9,781	1,050,033	1,059,814	5.98%
Sub-total	70,102	2,061,586	2,131,688	6.15%
Adjustment for unamortized debt discount/premium, net, as of December 31, 2005	(5,507)	—	(5,507)	—

Totals/Weighted Average	$64,595	$2,061,586	$2,126,181	6.15%

(a)          Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of December 31, 2005 of 4.36 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the years ended December 31, 2005, 2004 and 2003 was $115,359, $110,092 and $120,095, respectively. Interest capitalized by the Company for the years ended December 31, 2005, 2004 and 2003 was $5,518, $3,920 and $7,285, respectively.

SUMMARY OF INDEBTEDNESS

As of December 31, 2005, the Company’s total indebtedness of $2,126,181 (weighted average interest rate of 6.15 percent) was comprised of $227,000 of revolving credit facility borrowings (weighted average rate of 4.84 percent) and fixed rate debt and other obligations of $1,899,181 (weighted average rate of 6.30 percent).

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

Series C

In connection with the Company’s issuance of $25,000 of Series C cumulative redeemable perpetual preferred stock, the Company acquired from the Operating Partnership $25,000 of Series C Preferred Units (the “Series C Preferred Units”), which have terms essentially identical to the Series C preferred stock. See Note 14: Stockholders’ Equity – Preferred Stock.

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

Unit Transactions

The following table sets forth the changes in minority interest which relate to the Series B Preferred Units and common units in the Operating Partnership for the years ended December 31, 2005, 2004 and 2003:

	Series B		Series B
	Preferred	Common	Preferred	Common
	Units	Units	Unitholders	Unitholders	Total
Balance at January 1, 2003	215,894	7,813,806	$221,445	$208,591	$430,036
Net income	—	—	15,668	19,105	34,773
Distributions	—	—	(15,668)	(19,657)	(35,325)
Redemption of preferred units for common units	(876)	25,282	(898)	898	—
Redemption of common units for shares of common stock	—	(43,590)	—	(1,385)	(1,385)
Balance at December 31, 2003	215,018	7,795,498	$220,547	$207,552	$428,099
Net income	—	—	15,636	12,901	28,537
Distributions	—	—	(15,636)	(19,501)	(35,137)
Redemption of common units for shares of common stock	—	(179,051)	—	(4,644)	(4,644)
Balance at December 31, 2004	215,018	7,616,447	$220,547	$196,308	$416,855
Net income	—	—	3,909	18,722	22,631
Distributions	—	—	(3,909)	(30,754)	(34,663)
Conversion of Preferred Units into common units	(215,018)	6,205,426	(220,547)	220,547	—
Redemption of common units for shares of common stock	—	(234,762)	—	(6,790)	(6,790)
Issuance of common units	—	63,328	—	2,786	2,786

Balance at December 31, 2005	—	13,650,439	—	$400,819	$400,819

Minority Interest Ownership

As of December 31, 2005 and December 31, 2004, the minority interest common unitholders owned 18.0 percent and 11.1 percent (18.5 percent including the effect of the conversion of Series B Preferred Units into common units at December 31, 2004) of the Operating Partnership, respectively.

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

12.       EMPLOYEE BENEFIT 401(k) PLAN

All employees of the Company who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”). The 401(k) Plan allows eligible employees to defer up to 15 percent of their annual compensation, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company, at management’s discretion, may match employee contributions and/or make discretionary contributions. Total expense recognized by the Company for the years ended December 31, 2005, 2004 and 2003 was $400, $400 and $336, respectively.

13.       DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2005 and 2004. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2005 and 2004.

The fair value of the fixed-rate mortgage debt and unsecured notes as of December 31, 2005 was approximately $39.4 million higher than the book value of approximately $1.9 billion primarily due to the general decrease in market interest rates on secured and unsecured debt. As of December 31, 2004, the fair value of fixed-rate mortgage debt and unsecured notes was approximately $104.2 million higher than the book value of approximately $1.6 billion. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2005 and current estimates of fair value may differ significantly from the amounts presented herein.

14.       COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Harborside Financial Center

Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs. Total Project Costs, as defined, are $159,625. The PILOT totaled $3,193, $3,193 and $3,329 for the years ended December 31, 2005, 2004 and 2003.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45,497. The PILOT totaled $910 for each of the years ended December 31, 2005, 2004 and 2003.

The 101 Hudson Street agreement commenced in 1991 for a term of 15 years and expires in 2006. The PILOT currently provides for the payment of a minimum annual service charge of approximately $4,193, subject to certain adjustments as provided in the PILOT agreement. The PILOT totaled $3,518 for the period of time during the year ended December 31, 2005 for which the Company owned the property.

The Harborside Plaza 2 and 3 agreement commenced in 1990 and expired on August 31, 2005. Such PILOT was equal to two percent of Total Project Costs, as defined, in year one and increased by $75 per annum through year 15. Total Project Costs, as defined, are $145,644. The PILOT totaled $2,642, $3,913 and $3,838 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2005, are as follows:

Year	Amount
2006	$530
2007	528
2008	506
2009	510
2010	510
2011 through 2080	19,632

Total	$22,216

Ground lease expense incurred by the Company during the years ended December 31, 2005, 2004 and 2003 amounted to $606, $583 and $1,017, respectively.

OTHER

The Company may not dispose of or distribute certain of its properties, currently comprising 56 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2010. Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders. 74 of our properties, with an aggregate net book value of approximately $667.7 million, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2005 are as follows:

Year	Amount
2006	$527,783
2007	500,305
2008	448,527
2009	398,318
2010	346,888
2011 and thereafter	1,044,254

Total	$3,266,075

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

PREFERRED STOCK

On March 14, 2003, in a publicly registered transaction with a single institutional buyer, the Company completed the sale and issuance of 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share). Each depositary share represents 1/100th of a share of Series C Preferred Stock. The Company received net proceeds of approximately $24,836 from the sale. See Note 11: Minority Interests – Operating Partnership Preferred Units.

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full. At December 31, 2005, there were no dividends in arrears. The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

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

STOCK OPTION PLANS

In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through December 31, 2005 under this plan. In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”). In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans. Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 2005 and December 31, 2004, the stock options outstanding had a weighted average remaining contractual life of approximately 5.7 and 6.5 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at January 1, 2003	3,585,930	$32.19
Granted	954,800	$28.50
Exercised	(1,421,455)	$33.21
Lapsed or canceled	(129,140)	$30.54
Outstanding at December 31, 2003	2,990,135	$30.56
Granted	10,000	$38.07
Exercised	(1,250,864)	$32.40
Lapsed or canceled	(45,640)	$28.49
Outstanding at December 31, 2004	1,703,631	$29.31
Granted	5,000	$45.47
Exercised	(574,506)	$28.92
Lapsed or canceled	(50,540)	$28.60
Outstanding at December 31, 2005 ($24.63 – $45.47)	1,083,585	$29.63
Options exercisable at December 31, 2004	1,048,691	$29.67
Options exercisable at December 31, 2005	782,905	$29.96
Available for grant at December 31, 2004	4,728,358
Available for grant at December 31, 2005	4,590,098

The weighted average fair value of options granted during 2005, 2004 and 2003 was $3.62, $3.28 and $0.76 per option. The fair value of each significant option grant is estimated on the date of grant using the Black-Scholes model. The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted in 2005, 2004 and 2003:

	2005	2004	2003
Expected life (in years)	6	6	6
Risk-free interest rate	3.97%	3.74%	3.65%
Volatility	15.00%	19.50%	14.02%
Dividend yield	5.54%	6.65%	8.85%

The Company recognized stock options expense of $448, $415 and $189 for the years ended December 31, 2005, 2004 and 2003, respectively.

STOCK WARRANTS

Information regarding the Company’s stock warrants (“Stock Warrants”), which enable the holders to purchase an equal number of shares of the Company’s common stock at the respective exercise price, is summarized below:

	Shares Under Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2003	642,476	$36.49
Exercised	(443,226)	$37.41
Lapsed or canceled	(50,000)	$38.75
Outstanding at December 31, 2003	149,250	$33.00
Exercised	(149,250)	$33.00
Outstanding at December 31, 2004	—	—

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

Information regarding the Restricted Stock Awards is summarized below:

Shares
Outstanding at January 1, 2003	153,736
Granted (a)	225,549
Vested	(97,916)
Canceled	(500)
Outstanding at December 31, 2003	280,869
Granted (b)	47,056
Vested	(109,938)
Canceled	(19,284)
Outstanding at December 31, 2004	198,703
Granted (c)	165,660
Vested	(109,419)
Canceled	(8,000)

Outstanding at December 31, 2005	246,944

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

(c)          Included in the 165,660 Restricted Stock Awards granted in 2005 were 37,960 awards granted to the Company’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Michael Grossman.

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

During the years ended December 31, 2005, 2004 and 2003, 6,655, 6,230 and 6,256 deferred stock units were earned, respectively. As of December 31, 2005 and 2004, there were 30,903 and 29,222 director stock units outstanding, respectively.

EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2005, 2004 and 2003 in accordance with FASB No. 128:

	Year Ended December 31,
Computation of Basic EPS	2005	2004	2003
Income from continuing operations	$88,484	$92,928	$128,557
Deduct: Preferred stock dividends	(2,000)	(2,000)	(1,672)
Income from continuing operations available to common shareholders	86,484	90,928	126,885
Income from discontinued operations	7,004	9,525	14,496
Net income available to common shareholders	$93,488	$100,453	$141,381

Weighted average common shares	61,477	60,351	57,724

Basic EPS:
Income from continuing operations	$1.41	$1.50	$2.20
Income from discontinued operations	0.11	0.16	0.25
Net income available to common shareholders	$1.52	$1.66	$2.45

		Year Ended December 31,
Computation of Diluted EPS		2005	2004	2003
Income from continuing operations available to common shareholders		$86,484	$90,928	$126,885
Add:	Income from continuing operations attributable to Operating Partnership – common units	17,206	11,703	17,136
Income from continuing operations for diluted earnings per share		103,690	102,631	144,021
Income from discontinued operations for diluted earnings per share		8,520	10,723	16,467
Net income available to common shareholders		$112,210	$113,354	$160,488

Weighted average common shares		74,189	68,743	65,980

Diluted EPS:
Income from continuing operations		$1.40	$1.49	$2.18
Income from discontinued operations		0.11	0.16	0.25
Net income available to common shareholders		$1.51	$1.65	$2.43

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

		Year Ended December 31,
		2005	2004	2003
Basic EPS shares		61,477	60,351	57,724
Add:	Operating Partnership – common units	12,252	7,759	7,802
	Stock options	401	569	436
	Restricted Stock Awards	59	58	10
	Stock Warrants	—	6	8
Diluted EPS Shares		74,189	68,743	65,980

Not included in the computations of diluted EPS were 1,507, 0, and 738,003 stock options and 1,530,105, 6,205,426 and 6,219,001 Series B Preferred Units, on an as converted basis into common units, as such securities were anti-dilutive during the years ended December 31, 2005, 2004 and 2003, respectively. Unvested restricted stock outstanding as of December 31, 2005, 2004 and 2003 were 246,944, 198,703 and 280,869, respectively.

17.       SEGMENT REPORTING

The Company operates in one business segment - real estate. The Company provides leasing, management, acquisition, development, construction and tenant-related services for its portfolio. The Company does not have any foreign operations. The accounting policies of the segments are the same as those described in Note 2.

The Company evaluates performance based upon net operating income from the combined properties in the segment.

Selected results of operations for the years ended December 31, 2005, 2004 and 2003 and selected asset information as of December 31, 2005 and 2004 regarding the Company’s operating segment are as follows:

	Total Segment	Corporate & Other (d)	Total Company
Total revenues:
2005	$640,656	$2,749	$643,405
2004	573,868	3,881	577,749
2003	554,003	4,921	558,924

Total operating and interest expenses (a):
2005	$227,696	$150,949	$378,645	(e)
2004	184,504	141,985	326,489	(f)
2003	173,830	147,952	321,782	(g)

Equity in earnings of unconsolidated joint ventures (net of minority interest):
2005	$179	$—	$179
2004	(3,452)	—	(3,452)
2003	11,873	—	11,873

Net operating income (b):
2005	$413,139	$(148,200)	$264,939	(e)
2004	385,912	(138,104)	247,808	(f)
2003	392,046	(143,031)	249,015	(g)

Total assets:
2005	$4,097,098	$150,404	$4,247,502
2004	3,809,320	40,845	3,850,165

Total long-lived assets (c):
2005	$3,921,536	$2,066	$3,923,602
2004	3,663,618	4,176	3,667,794

(a)          Total operating and interest expenses represent the sum of real estate taxes, utilities, operating services, general and administrative and interest expense (net of interest income). All interest expense, net of interest income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

(b)         Net operating income represents total revenues less total operating and interest expenses [as defined in Note (a)], plus equity in earnings (loss) of unconsolidated joint ventures (net of minority interest), for the period.

(c)          Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and investments in unconsolidated joint ventures.

(d)         Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(e)          Excludes $155,370 of depreciation and amortization.

(f)            Excludes $127,826 of depreciation and amortization.

(g)         Excludes $113,202 of depreciation and amortization.

18.       RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Company (“W. Mack”), David S. Mack, a director of the Company, and Earle I. Mack, a former director of the Company (“E. Mack”), are the executive officers, directors and stockholders of a corporation that leases approximately 7,801 square feet at one of the Company’s office properties, which is scheduled to expire in November 2008. The Company has recognized $242, $227 and $218 in revenue under this lease for the years ended December 31, 2005, 2004 and 2003, respectively, and had no accounts receivable from the corporation as of December 31, 2005 and 2004.

The Company has conducted business with certain entities (“RMC Entity” or “RMC Entities”), whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the former president of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively. In connection with the Company’s acquisition of 65 Class A properties from The Robert Martin Company (“Robert Martin”) on January 31, 1997, as subsequently modified, the Company granted Robert Martin the right to designate one seat on the Company’s Board of Directors (“RM Board Seat”), which right has since expired. Robert Martin designated Martin S. Berger and Robert F. Weinberg to jointly share the RM Board Seat, as follows: Mr. Weinberg served as a member of the Board of Directors of the Company from 1997 until December 1, 1998, at which time Mr. Weinberg resigned and Mr. Berger was appointed to serve in such capacity. Mr. Berger served as a member of the Board of Directors of the Company from December 1, 1998 until March 6, 2001, at which time Mr. Berger resigned and Mr. Weinberg was appointed to serve in such capacity until the Company’s 2003 annual meeting of stockholders. The Company elected to nominate for re-election to its Board of Directors Mr. Berger at the Company’s 2003 annual meeting of stockholders. Mr. Berger was elected to the Board of Directors and Mr. Berger and Mr. Weinberg have agreed that the seat will be rotated among Mr. Berger and Mr. Weinberg annually at the time of each annual meeting of stockholders. Mr. Berger currently serves in this capacity. Upon the death of Mr. Berger or Mr. Weinberg, the surviving person shall solely fill the remainder of the term of the RM Board Seat. Such business was as follows:

(1)          The Company provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest. The Company recognized approximately $1,095, $1,996 and $1,831in revenue from RMC Entities for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, respectively, the Company had no accounts receivable from RMC Entities.

(2)          An RMC Entity leased space at one of the Company’s office properties for approximately 3,330 square feet, which, after a three-year renewal and expansion signed with the Company in 2005, now leases 4,860 square feet which is scheduled to expire in October 2008. The Company has recognized $89, $91 and $89, in revenue under this lease for the years ended December 31, 2005, 2004 and 2003, respectively, and had no accounts receivable due from the RMC Entity, as of December 31, 2005 and 2004.

Mr. Berger holds a 24 percent interest, acts as chairman and chief executive officer, Mr. Weinberg also holds a 24 percent interest and is a director, and W. Mack holds a nine percent interest and is a director of City and Suburban Federal Savings Bank and/or one of its affiliates, which leases a total of 15,879 square feet of space at two of the Company’s office properties, comprised of 3,037 square feet scheduled to expire in June 2008 and 12,842 square feet scheduled to expire in April 2013. As of February 13, 2004, City & Suburban assigned its lease with respect to 3,037 square feet of office space to an unaffiliated third party and has no continuing obligations under such lease. The Company recognized $396, $398 and $429 in revenue under the leases for the years ended December 31, 2005, 2004 and 2003, respectively, and had no accounts receivable from the company as of December 31, 2005 and 2004.

Vincent Tese, a director of the Company, is currently a director of Cablevision, Inc. who, through its affiliates, leases an aggregate of 58,885 square feet of office space, as well as has several telecom licensing agreements at the Company’s properties. The Company recognized approximately $1,594, $1,695 and $1,645 in total revenue from affiliates of Cablevision for the years ended December 31, 2005, 2004 and 2003, respectively, and had accounts receivable from the affiliates of none and $2, respectively, as of December 31, 2005 and 2004.

Vincent Tese is also currently a member of the Board of Directors of Bear, Stearns & Co. Inc. W. Mack had been a member of the Board of Bear Stearns until October 2004. Bear Stearns acted as underwriter on several of the Operating Partnership’s previously-completed public debt offerings.

The son of Mr. Berger, a former officer of the Company, served as an officer and had a financial interest which was sold in 2004 in a company which provides cleaning and other related services to certain of the Company’s properties. The Company has incurred costs from this company of approximately $5,906 and $6,177 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the Company had no accounts payable to this company.

Pursuant to an agreement between the Company and certain members and associates of the Cali family executed June 27, 2000, John J. Cali served as the Chairman Emeritus and a Board member of the Company, and as a consultant to the Company and was paid an annual salary of $150 from June 27, 2000 through June 27, 2003. Additionally, the Company provided office space and administrative support to John J. Cali, Angelo Cali, his brother, and Ed Leshowitz, his business partner (the “Cali Group”). Such services were in effect from June 27, 2000 through June 27, 2004. From June 27, 2004 through June 26, 2005, the Company agreed to provide office space at no cost to the Cali Group, as well as provide administrative support and related services for which it was reimbursed $115 and $55 from the Cali Group for the years ended December 31, 2005 and 2004, respectively. On June 27, 2005, an affiliate of the Cali Group entered into a three-year lease for 1,825 square feet of space at one of the Company’s office properties, which is scheduled to expire in June 2008. The Company recognized approximately $24 in total revenue under this lease for the year ended December 31, 2005, and had no accounts receivable from the affiliate as of December 31, 2005.

19.       IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights At its June 2005 meeting, the EITF reached a consensus that a sole general partner is presumed to control a limited partnership (or similar entity like an LLC) and should consolidate the limited partnership unless one of the following two conditions exist:

•                  Kick-out rights – when the limited partners have the substantive ability to remove the sole general partner without cause or otherwise dissolve (liquidate) the limited partnership; or

•                  Substantive participating rights – when the limited partners have the substantive right to participate in certain financial and operating decisions of the limited partnership that are made in the ordinary course of business.

EITF 04-5 is effective for all agreements entered into or modified after June 29, 2005. For pre-existing agreements that are not modified, the consensus is effective as of the beginning of the first fiscal reporting period beginning after December 15, 2005. The Company does not expect that the implementation of this standard will have a material effect on the Company’s consolidated financial position or results of operations.

Interpretation of FASB Statement No. 143 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations

Issued in March 2005, FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Thus, the timing and/or method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of a liability when sufficient information exists. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective for the year ended December 31, 2005 and did not have a material effect on the Company’s consolidated financial position or results of operations for 2005.

20.       CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Company:

Quarter Ended 2005:	December 31	September 30	June 30	March 31
Total revenues	$163,346	$163,968	$163,064	$153,027
Operating and other expenses	59,407	59,771	55,469	52,427
General and administrative	9,245	8,109	8,310	7,426
Depreciation and amortization	40,502	40,665	38,450	35,753
Interest expense	30,418	30,158	30,363	28,398
Interest income	(364)	(308)	(120)	(64)
Total expenses	139,208	138,395	132,472	123,940
Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	24,138	25,573	30,592	29,087
Minority interest in Operating Partnership	(4,293)	(4,576)	(5,538)	(6,635)
Minority interest in consolidated joint ventures	—	—	—	(74)
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	(249)	263	442	(277)
Gain on sale of investment in unconsolidated joint ventures (net of minority interest)	—	—	—	31
Income from continuing operations	19,596	21,260	25,496	22,132
Discontinued operations (net of minority interest):
Income from discontinued operations	(148)	(156)	1,273	1,609
Realized gains (losses) and unrealized losses on disposition of rental property, net	(4,547)	—	9,771	(798)
Total discontinued operations, net	(4,695)	(156)	11,044	811
Net income	14,901	21,104	36,540	22,943
Preferred stock dividends	(500)	(500)	(500)	(500)
Net income available to common shareholders	$14,401	$20,604	$36,040	$22,443

Basic earnings per share:
Income from continuing operations	$0.31	$0.34	$0.41	$0.36
Discontinued operations	(0.08)	(0.01)	0.18	0.01
Net income available to common shareholders	$0.23	$0.33	$0.59	$0.37

Diluted earnings per share:
Income from continuing operations	$0.31	$0.34	$0.40	$0.35
Discontinued operations	(0.08)	(0.01)	0.18	0.01
Net income available to common shareholders	$0.23	$0.33	$0.58	$0.36

Dividends declared per common share	$0.63	$0.63	$0.63	$0.63

Quarter Ended 2004:	December 31	September 30	June 30	March 31
Total revenues	$149,069	$147,618	$141,678	$139,384
Operating and other expenses	49,492	47,166	45,068	44,720
General and administrative	9,117	7,562	8,685	6,397
Depreciation and amortization	34,420	32,286	31,487	29,633
Interest expense	26,780	27,320	26,512	29,037
Interest income	(328)	(99)	(220)	(720)
Total expenses	119,481	114,235	111,532	109,067
Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	29,588	33,383	30,146	30,317
Minority interest in Operating Partnership	(6,731)	(7,214)	(6,849)	(6,897)
Equity in earnings of unconsolidated joint ventures (net of minority interest), net	(3,963)	(611)	965	157
Gain on sale of investment in unconsolidated joint ventures (net of minority interest)	—	—	—	637
Income from continuing operations	18,894	25,558	24,262	24,214
Discontinued operations (net of minority interest):
Income from discontinued operations	1,986	3,059	2,491	2,608
Realized gains (losses) and unrealized losses on disposition of rental property, net	9,882	—	(10,501)	—
Total discontinued operations, net	11,868	3,059	(8,010)	2,608
Net income	30,762	28,617	16,252	26,822
Preferred stock dividends	(500)	(500)	(500)	(500)
Net income available to common shareholders	$30,262	$28,117	$15,752	$26,322

Basic earnings per share:
Income from continuing operations	$0.30	$0.41	$0.39	$0.40
Discontinued operations	0.20	0.05	(0.13)	0.04
Net income available to common shareholders	$0.50	$0.46	$0.26	$0.44

Diluted earnings per share:
Income from continuing operations	$0.30	$0.41	$0.39	$0.40
Discontinued operations	0.19	0.05	(0.13)	0.04
Net income available to common shareholders	$0.49	$0.46	$0.26	$0.44

Dividends declared per common share	$0.63	$0.63	$0.63	$0.63

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2005
(dollars in thousands)

SCHEDULE III

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

NEW JERSEY
Atlantic County
Egg Harbor
100 Decadon Drive (O)	1987	1995	—	300	3,282	385	300	3,667	3,967	1,102
200 Decadon Drive (O)	1991	1995	—	369	3,241	519	369	3,760	4,129	1,039

Bergen County
Fair Lawn
17-17 Rte 208 North (O)	1987	1995	—	3,067	19,415	2,320	3,067	21,735	24,802	6,486
Fort Lee
One Bridge Plaza (O)	1981	1996	—	2,439	24,462	3,810	2,439	28,272	30,711	6,955
2115 Linwood Avenue (O)	1981	1998	—	474	4,419	4,755	474	9,174	9,648	2,302
Little Ferry
200 Riser Road (O)	1974	1997	9,644	3,888	15,551	692	3,888	16,243	20,131	3,235
Montvale
95 Chestnut Ridge Road (O)	1975	1997	—	1,227	4,907	718	1,227	5,625	6,852	1,273
135 Chestnut Ridge Road (O)	1981	1997	—	2,587	10,350	2,345	2,587	12,695	15,282	3,205
Paramus
15 East Midland Avenue (O)	1988	1997	20,600	10,375	41,497	80	10,375	41,577	51,952	8,357
461 From Road (O)	1988	1997	—	13,194	52,778	243	13,194	53,021	66,215	10,671
650 From Road (O)	1978	1997	25,600	10,487	41,949	5,863	10,487	47,812	58,299	10,382
140 East Ridgewood
Avenue (O)	1981	1997	16,100	7,932	31,463	3,431	7,932	34,894	42,826	6,859
61 South Paramus Avenue (O)	1985	1997	20,800	9,005	36,018	5,491	9,005	41,509	50,514	9,628
Rochelle Park
120 Passaic Street (O)	1972	1997	—	1,354	5,415	102	1,357	5,514	6,871	1,118
365 West Passaic Street (O)	1976	1997	12,250	4,148	16,592	3,082	4,148	19,674	23,822	4,758
Upper Saddle River			—
1 Lake Street (O)	1994	1997	35,550	13,952	55,812	50	13,952	55,862	69,814	11,228
10 Mountainview Road (O)	1986	1998	—	4,240	20,485	2,049	4,240	22,534	26,774	4,356
Woodcliff Lake
400 Chestnut Ridge Road (O)	1982	1997	—	4,201	16,802	5,080	4,201	21,882	26,083	4,235
470 Chestnut Ridge Road (O)	1987	1997	—	2,346	9,385	5	2,346	9,390	11,736	1,888
530 Chestnut Ridge Road (O)	1986	1997	—	1,860	7,441	3	1,860	7,444	9,304	1,497
300 Tice Boulevard (O)	1991	1996	—	5,424	29,688	3,174	5,424	32,862	38,286	8,045
50 Tice Boulevard (O)	1984	1994	19,100	4,500	—	27,427	4,500	27,427	31,927	15,945

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

Burlington County
Burlington
3 Terri Lane (F)	1991	1998	—	652	3,433	1,235	658	4,662	5,320	1,048
5 Terri Lane (F)	1992	1998	—	564	3,792	2,026	569	5,813	6,382	1,559
Moorestown
2 Commerce Drive (F)	1986	1999	—	723	2,893	95	723	2,988	3,711	454
101 Commerce Drive (F)	1988	1998	—	422	3,528	437	426	3,961	4,387	788
102 Commerce Drive (F)	1987	1999	—	389	1,554	193	389	1,747	2,136	263
201 Commerce Drive (F)	1986	1998	—	254	1,694	338	258	2,028	2,286	480
202 Commerce Drive (F)	1988	1999	—	490	1,963	350	490	2,313	2,803	379
1 Executive Drive (F)	1989	1998	—	226	1,453	418	228	1,869	2,097	404
2 Executive Drive (F)	1988	2000	—	801	3,206	463	801	3,669	4,470	650
101 Executive Drive (F)	1990	1998	—	241	2,262	167	244	2,426	2,670	554
102 Executive Drive (F)	1990	1998	—	353	3,607	195	357	3,798	4,155	812
225 Executive Drive (F)	1990	1998	—	323	2,477	183	326	2,657	2,983	649
97 Foster Road (F)	1982	1998	—	208	1,382	145	211	1,524	1,735	357
1507 Lancer Drive (F)	1995	1998	—	119	1,106	43	119	1,149	1,268	239
1510 Lancer Drive (F)	1998	1998	—	732	2,928	41	735	2,966	3,701	556
840 North Lenola Road (F)	1995	1998	—	329	2,366	527	333	2,889	3,222	649
844 North Lenola Road (F)	1995	1998	—	239	1,714	260	241	1,972	2,213	450
915 North Lenola Road (F)	1998	2000	—	508	2,034	271	508	2,305	2,813	431
1245 North Church Street (F)	1998	2001	—	691	2,810	17	691	2,827	3,518	333
1247 North Church Street (F)	1998	2001	—	805	3,269	176	805	3,445	4,250	386
1256 North Church (F)	1984	1998	—	354	3,098	481	357	3,576	3,933	899
224 Strawbridge Drive (O)	1984	1997	—	766	4,335	3,208	766	7,543	8,309	2,496
228 Strawbridge Drive (O)	1984	1997	—	766	4,334	2,208	767	6,541	7,308	1,328
232 Strawbridge Drive (O)	1986	2004	—	1,521	7,076	1,473	1,521	8,549	10,070	207
2 Twosome Drive (F)	2000	2001	—	701	2,807	18	701	2,825	3,526	329
30 Twosome Drive (F)	1997	1998	—	234	1,954	64	236	2,016	2,252	446
31 Twosome Drive (F)	1998	2001	—	815	3,276	102	815	3,378	4,193	416
40 Twosome Drive (F)	1996	1998	—	297	2,393	245	301	2,634	2,935	594
41 Twosome Drive (F)	1998	2001	—	605	2,459	12	605	2,471	3,076	307
50 Twosome Drive (F)	1997	1998	—	301	2,330	89	304	2,416	2,720	548
West Deptford
1451 Metropolitan Drive (F)	1996	1998	—	203	1,189	30	206	1,216	1,422	265

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

Essex County
Millburn
150 J.F. Kennedy Parkway (O)	1980	1997	—	12,606	50,425	8,502	12,606	58,927	71,533	12,158
Roseland
101 Eisenhower Parkway (O)	1980	1994	—	228	—	15,156	228	15,156	15,384	8,837
103 Eisenhower Parkway (O)	1985	1994	—	—	—	14,353	2,300	12,053	14,353	6,440
105 Eisenhower Parkway (O)	2001	2001	—	4,430	42,898	4,342	3,835	47,835	51,670	6,880

Hudson County
Jersey City
Harborside Financial Center Plaza 1 (O)	1983	1996	—	3,923	51,013	11,675	3,923	62,688	65,252	11,726
Harborside Financial Center Plaza 2 (O)	1990	1996	72,321	17,655	101,546	13,096	15,039	117,258	132,297	27,122
Harborside Financial Center Plaza 3 (O)	1990	1996	72,321	17,655	101,878	12,766	15,040	117,259	132,299	27,122
Harborside Financial Center Plaza 4A (O)	2000	2000	—	1,244	56,144	8,567	1,244	64,711	65,955	9,503
Harborside Financial Center Plaza 5 (O)	2002	2002	—	6,218	170,682	54,352	5,705	225,547	231,252	18,384
101 Hudson Street (O)	1992	2004	—	45,530	271,376	226	45,530	271,602	317,132	7,902

Mercer County
Hamilton Township
100 Horizon Drive (F)	1989	1995	—	205	1,676	738	222	2,397	2,619	577
200 Horizon Drive (F)	1991	1995	—	205	3,027	824	255	3,801	4,056	947
300 Horizon Drive (F)	1989	1995	—	379	4,355	1,361	429	5,666	6,095	1,630
500 Horizon Drive (F)	1990	1995	—	379	3,395	1,256	394	4,636	5,030	1,175
600 Horizon Drive (F)	2002	2002	—	—	7,549	248	282	7,515	7,797	579
Princeton
103 Carnegie Center (O)	1984	1996	—	2,566	7,868	1,461	2,566	9,329	11,895	2,271
100 Overlook Center (O)	1988	1997	—	2,378	21,754	2,074	2,378	23,828	26,206	5,265
5 Vaughn Drive (O)	1987	1995	—	657	9,800	1,498	657	11,298	11,955	3,239

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

Middlesex County
East Brunswick
377 Summerhill Road (O)	1977	1997	—	649	2,594	374	649	2,968	3,617	586
Piscataway
30 Knightsbridge Road, Building 3 (O)	1977	2004	—	1,030	7,269	24	1,030	7,293	8,323	288
30 Knightsbridge Road, Building 4 (O)	1977	2004	—	1,433	10,121	34	1,433	10,155	11,588	402
30 Knightsbridge Road, Building 5 (O)	1977	2004	—	2,979	21,035	561	2,979	21,596	24,575	834
30 Knightsbridge Road, Building 6 (O)	1977	2004	—	448	3,161	277	448	3,438	3,886	125
Plainsboro
500 College Road East (O)	1984	1998	—	614	20,626	754	614	21,380	21,994	4,206
South Brunswick
3 Independence Way (O)	1983	1997	—	1,997	11,391	675	1,997	12,066	14,063	2,470
Woodbridge
581 Main Street (O)	1991	1997	—	3,237	12,949	20,250	8,115	28,321	36,436	5,487

Monmouth County
Middletown
23 Main Street (O)	1977	2005	33,500	4,336	19,544	5,825	4,336	25,369	29,705	402
2 Paragon Way (O)	1989	2005	4,470	999	4,619	17	999	4,636	5,635	125
3 Paragon Way (O)	1991	2005	5,968	1,423	6,041	27	1,423	6,068	7,491	102
4 Paragon Way (O)	2002	2005	—	1,961	8,827	12	1,961	8,839	10,800	234
One River Center, Building 1 (O)	1983	2004	—	3,070	17,414	4,115	3,054	21,545	24,599	631
One River Center, Building 2 (O)	1983	2004	—	2,468	15,043	529	2,452	15,588	18,040	385
One River Center, Building 3 (O)	1984	2004	—	4,051	24,790	656	4,024	25,473	29,497	674
100 Willowbrook Road (O)	1988	2005	5,606	1,264	5,573	26	1,264	5,599	6,863	109
Neptune
3600 Route 66 (O)	1989	1995	—	1,098	18,146	1,459	1,098	19,605	20,703	4,694

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

Wall Township
1305 Campus Parkway (O)	1988	1995	—	335	2,560	129	335	2,689	3,024	698
1325 Campus Parkway (F)	1988	1995	—	270	2,928	1,292	270	4,220	4,490	1,293
1340 Campus Parkway (F)	1992	1995	—	489	4,621	794	489	5,415	5,904	1,400
1345 Campus Parkway (F)	1995	1997	—	1,023	5,703	1,587	1,024	7,289	8,313	1,743
1350 Campus Parkway (O)	1990	1995	—	454	7,134	1,157	454	8,291	8,745	2,102
1433 Highway 34 (F)	1985	1995	—	889	4,321	794	889	5,115	6,004	1,232
1320 Wyckoff Avenue (F)	1986	1995	—	255	1,285	68	255	1,353	1,608	334
1324 Wyckoff Avenue (F)	1987	1995	—	230	1,439	198	230	1,637	1,867	477

Morris County
Florham Park
325 Columbia Parkway (O)	1987	1994	—	1,564	—	14,605	1,564	14,605	16,169	6,336
Morris Plains
250 Johnson Road (O)	1977	1997	—	2,004	8,016	1,406	2,004	9,422	11,426	1,996
201 Littleton Road (O)	1979	1997	—	2,407	9,627	858	2,407	10,485	12,892	2,218
Morris Township
412 Mt. Kemble Avenue (O)	1985	2004	—	4,360	33,167	0	4,360	33,167	37,527	1,319
Parsippany
4 Campus Drive (O)	1983	2001	—	5,213	20,984	1,022	5,213	22,006	27,219	2,723
6 Campus Drive (O)	1983	2001	—	4,411	17,796	1,586	4,411	19,382	23,793	2,610
7 Campus Drive (O)	1982	1998	—	1,932	27,788	107	1,932	27,895	29,827	5,498
8 Campus Drive (O)	1987	1998	—	1,865	35,456	3,914	1,865	39,370	41,235	7,956
9 Campus Drive (O)	1983	2001	—	3,277	11,796	16,873	5,842	26,104	31,946	4,587
4 Century Drive (O)	1981	2004	—	1,787	9,575	607	1,787	10,182	11,969	243
5 Century Drive (O)	1981	2004	—	1,762	9,341	112	1,762	9,453	11,215	235
6 Century Drive (O)	1981	2004	—	1,289	6,848	179	1,289	7,027	8,316	174
2 Dryden Way (O)	1990	1998	—	778	420	13	778	433	1,211	94
4 Gatehall Drive (O)	1988	2000	—	8,452	33,929	1,920	8,452	35,849	44,301	5,204
2 Hilton Court (O)	1991	1998	—	1,971	32,007	2,194	1,971	34,201	36,172	6,931
1633 Littleton Road (O)	1978	2002	—	2,283	9,550	163	2,355	9,641	11,996	1,099
600 Parsippany Road (O)	1978	1994	—	1,257	5,594	1,992	1,257	7,586	8,843	2,316

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

1 Sylvan Way (O)	1989	1998	—	1,689	24,699	394	1,021	25,761	26,782	6,177
5 Sylvan Way (O)	1989	1998	—	1,160	25,214	2,040	1,161	27,253	28,414	5,591
7 Sylvan Way (O)	1987	1998	—	2,084	26,083	2,092	2,084	28,175	30,259	5,701
5 Wood Hollow Road (O)	1979	2004	—	5,302	26,488	5,003	5,302	31,491	36,793	1,158
Passaic County
Clifton
777 Passaic Avenue (O)	1983	1994	—	—	—	6,973	1,100	5,873	6,973	3,208
Totowa
1 Center Court (F)	1999	1999	—	270	1,824	713	270	2,537	2,807	805
2 Center Court (F)	1998	1998	—	191	—	2,592	191	2,592	2,783	914
11 Commerce Way (F)	1989	1995	—	586	2,986	267	586	3,253	3,839	983
20 Commerce Way (F)	1992	1995	—	516	3,108	59	516	3,167	3,683	827
29 Commerce Way (F)	1990	1995	—	586	3,092	1,146	586	4,238	4,824	1,288
40 Commerce Way (F)	1987	1995	—	516	3,260	438	516	3,698	4,214	1,238
45 Commerce Way (F)	1992	1995	—	536	3,379	474	536	3,853	4,389	1,072
60 Commerce Way (F)	1988	1995	—	526	3,257	513	526	3,770	4,296	1,057
80 Commerce Way (F)	1996	1996	—	227	—	1,678	227	1,678	1,905	798
100 Commerce Way (F)	1996	1996	—	226	—	1,677	226	1,677	1,903	798
120 Commerce Way (F)	1994	1995	—	228	—	1,299	228	1,299	1,527	326
140 Commerce Way (F)	1994	1995	—	229	—	1,299	229	1,299	1,528	327
999 Riverview Drive (O)	1988	1995	—	476	6,024	2,137	1,102	7,535	8,637	1,889

Somerset County
Basking Ridge
106 Allen Road (O)	2000	2000	—	3,853	14,465	3,519	4,093	17,744	21,837	3,539
222 Mt. Airy Road (O)	1986	1996	—	775	3,636	2,132	775	5,768	6,543	964
233 Mt. Airy Road (O)	1987	1996	—	1,034	5,033	1,646	1,034	6,679	7,713	1,818
Bridgewater
721 Route 202/206 (O)	1989	1997	—	6,730	26,919	2,541	6,730	29,460	36,190	5,751

Union County
Clark
100 Walnut Avenue (O)	1985	1994	—	—	—	16,765	1,822	14,943	16,765	7,533

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

Cranford
6 Commerce Drive (O)	1973	1994	—	250	—	2,887	250	2,887	3,137	1,762
11 Commerce Drive (O)	1981	1994	—	470	—	5,701	470	5,701	6,171	3,246
12 Commerce Drive (O)	1967	1997	—	887	3,549	1,537	887	5,086	5,973	1,243
14 Commerce Drive (O)	1971	2003	—	1,283	6,344	31	1,283	6,375	7,658	359
20 Commerce Drive (O)	1990	1994	—	2,346	—	21,212	2,346	21,212	23,558	8,538
25 Commerce Drive (O)	1971	2002	—	1,520	6,186	214	1,520	6,400	7,920	1,304
65 Jackson Drive (O)	1984	1994	—	541	—	6,269	542	6,268	6,810	3,133
New Providence
890 Mountain Road (O)	1977	1997	—	2,796	11,185	4,873	3,765	15,089	18,854	3,038

NEW YORK
Dutchess County
Fishkill
300 South Lake Drive (O)	1987	1997	—	2,258	9,031	1,507	2,258	10,538	12,796	2,309

Rockland County
Suffern
400 Rella Boulevard (O)	1988	1995	—	1,090	13,412	3,479	1,090	16,891	17,981	5,068

Westchester County
Elmsford
11 Clearbrook Road (F)	1974	1997	—	149	2,159	240	149	2,399	2,548	558
75 Clearbrook Road (F)	1990	1997	—	2,314	4,716	56	2,314	4,772	7,086	1,054
100 Clearbrook Road (O)	1975	1997	—	220	5,366	1,158	220	6,524	6,744	1,540
125 Clearbrook Road (F)	2002	2002	—	1,055	3,676	(51)	1,055	3,625	4,680	607
150 Clearbrook Road (F)	1975	1997	—	497	7,030	734	497	7,764	8,261	1,735
175 Clearbrook Road (F)	1973	1997	—	655	7,473	805	655	8,278	8,933	1,942
200 Clearbrook Road (F)	1974	1997	—	579	6,620	894	579	7,514	8,093	1,810
250 Clearbrook Road (F)	1973	1997	—	867	8,647	1,004	867	9,651	10,518	2,275
50 Executive Boulevard (F)	1969	1997	—	237	2,617	97	237	2,714	2,951	607
77 Executive Boulevard (F)	1977	1997	—	34	1,104	126	34	1,230	1,264	295
85 Executive Boulevard (F)	1968	1997	—	155	2,507	208	155	2,715	2,870	588
101 Executive Boulevard (O)	1971	1997	—	267	5,838	873	267	6,711	6,978	1,530

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

300 Executive Boulevard (F)	1970	1997	—	460	3,609	153	460	3,762	4,222	848
350 Executive Boulevard (F)	1970	1997	—	100	1,793	150	100	1,943	2,043	483
399 Executive Boulevard (F)	1962	1997	—	531	7,191	103	531	7,294	7,825	1,643
400 Executive Boulevard (F)	1970	1997	—	2,202	1,846	409	2,202	2,255	4,457	588
500 Executive Boulevard (F)	1970	1997	—	258	4,183	661	258	4,844	5,102	1,229
525 Executive Boulevard (F)	1972	1997	—	345	5,499	579	345	6,078	6,423	1,405
700 Executive Boulevard (L)	N/A	1997	—	970	—	0	970	—	970	—
3 Odell Plaza (O)	1984	2003	—	1,322	4,777	2,301	1,322	7,078	8,400	497
5 Skyline Drive (F)	1980	2001	—	2,219	8,916	551	2,219	9,467	11,686	1,330
6 Skyline Drive (F)	1980	2001	—	740	2,971	6	740	2,977	3,717	638
555 Taxter Road (O)	1986	2000	—	4,285	17,205	4,832	4,285	22,037	26,322	3,001
565 Taxter Road (O)	1988	2000	—	4,285	17,205	2,634	4,233	19,891	24,124	2,863
570 Taxter Road (O)	1972	1997	—	438	6,078	840	438	6,918	7,356	1,820
1 Warehouse Lane (I)	1957	1997	—	3	268	215	3	483	486	97
2 Warehouse Lane (I)	1957	1997	—	4	672	189	4	861	865	232
3 Warehouse Lane (I)	1957	1997	—	21	1,948	508	21	2,456	2,477	619
4 Warehouse Lane (I)	1957	1997	—	84	13,393	2,346	85	15,738	15,823	3,513
5 Warehouse Lane (I)	1957	1997	—	19	4,804	1,165	19	5,969	5,988	1,429
6 Warehouse Lane (I)	1982	1997	—	10	4,419	307	10	4,726	4,736	1,030
1 Westchester Plaza (F)	1967	1997	—	199	2,023	149	199	2,172	2,371	488
2 Westchester Plaza (F)	1968	1997	—	234	2,726	124	234	2,850	3,084	632
3 Westchester Plaza (F)	1969	1997	—	655	7,936	462	655	8,398	9,053	1,964
4 Westchester Plaza (F)	1969	1997	—	320	3,729	53	320	3,782	4,102	860
5 Westchester Plaza (F)	1969	1997	—	118	1,949	194	118	2,143	2,261	543
6 Westchester Plaza (F)	1968	1997	—	164	1,998	160	164	2,158	2,322	551
7 Westchester Plaza (F)	1972	1997	—	286	4,321	164	286	4,485	4,771	993
8 Westchester Plaza (F)	1971	1997	—	447	5,262	545	447	5,807	6,254	1,363
Hawthorne
200 Saw Mill River Road (F)	1965	1997	—	353	3,353	314	353	3,667	4,020	858
1 Skyline Drive (O)	1980	1997	—	66	1,711	294	66	2,005	2,071	447
2 Skyline Drive (O)	1987	1997	—	109	3,128	396	109	3,524	3,633	899
4 Skyline Drive (F)	1987	1997	—	363	7,513	1,088	363	8,601	8,964	1,943

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

7 Skyline Drive (O)	1987	1998	—	330	13,013	1,293	330	14,306	14,636	2,761
8 Skyline Drive (F)	1985	1997	—	212	4,410	2,194	212	6,604	6,816	2,160
10 Skyline Drive (F)	1985	1997	—	134	2,799	79	134	2,878	3,012	632
11 Skyline Drive (F)	1989	1997	—	—	4,788	374	—	5,162	5,162	1,261
12 Skyline Drive (F)	1999	1999	—	1,562	3,254	1,594	1,320	5,090	6,410	1,509
14 Skyline Drive (L)	N/A	2002	—	964	—	16	980	—	980	—
15 Skyline Drive (F)	1989	1997	—	—	7,449	284	—	7,733	7,733	1,857
16 Skyline Drive (L)	N/A	2002	—	850	—	31	881	—	881	—
17 Skyline Drive (O)	1989	1997	—	—	7,269	391	—	7,660	7,660	1,664
19 Skyline Drive (O)	1982	1997	—	2,355	34,254	3,182	2,356	37,435	39,791	9,898
Tarrytown
200 White Plains Road (O)	1982	1997	—	378	8,367	1,083	378	9,450	9,828	2,182
220 White Plains Road (O)	1984	1997	—	367	8,112	964	367	9,076	9,443	2,103
230 White Plains Road (R)	1984	1997	—	124	1,845	—	124	1,845	1,969	411
White Plains
1 Barker Avenue (O)	1975	1997	—	208	9,629	960	207	10,590	10,797	2,474
3 Barker Avenue (O)	1983	1997	—	122	7,864	1,852	122	9,716	9,838	2,443
50 Main Street (O)	1985	1997	—	564	48,105	5,403	564	53,508	54,072	12,944
11 Martine Avenue (O)	1987	1997	—	127	26,833	4,755	127	31,588	31,715	8,155
1 Water Street (O)	1979	1997	—	211	5,382	918	211	6,300	6,511	1,487
Yonkers
100 Corporate Boulevard (F)	1987	1997	—	602	9,910	749	602	10,659	11,261	2,551
200 Corporate Boulevard
South (F)	1990	1997	—	502	7,575	440	502	8,015	8,517	1,660
250 Corporate Boulevard
South (L)	N/A	2002	—	1,028	—	111	1,139	—	1,139	—
1 Enterprise Boulevard (L)	N/A	1997	—	1,379	—	1	1,380	—	1,380	—
1 Executive Boulevard (O)	1982	1997	—	1,104	11,904	2,022	1,105	13,925	15,030	3,413
2 Executive Plaza (R)	1986	1997	—	89	2,439	3	89	2,442	2,531	544
3 Executive Plaza (O)	1987	1997	—	385	6,256	1,619	385	7,875	8,260	2,094
4 Executive Plaza (F)	1986	1997	—	584	6,134	1,424	584	7,558	8,142	1,757
6 Executive Plaza (F)	1987	1997	—	546	7,246	260	546	7,506	8,052	1,710

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

1 Odell Plaza (F)	1980	1997	—	1,206	6,815	668	1,206	7,483	8,689	1,769
5 Odell Plaza (F)	1983	1997	—	331	2,988	227	331	3,215	3,546	730
7 Odell Plaza (F)	1984	1997	—	419	4,418	301	419	4,719	5,138	1,051

PENNSYLVANIA
Chester County
Berwyn
1000 Westlakes Drive (O)	1989	1997	—	619	9,016	551	619	9,567	10,186	2,197
1055 Westlakes Drive (O)	1990	1997	—	1,951	19,046	3,557	1,951	22,603	24,554	5,391
1205 Westlakes Drive (O)	1988	1997	—	1,323	20,098	1,341	1,323	21,439	22,762	4,807
1235 Westlakes Drive (O)	1986	1997	—	1,417	21,215	2,084	1,418	23,298	24,716	5,191

Delaware County
Lester
100 Stevens Drive (O)	1986	1996	—	1,349	10,018	2,817	1,349	12,835	14,184	3,234
200 Stevens Drive (O)	1987	1996	—	1,644	20,186	4,607	1,644	24,793	26,437	6,148
300 Stevens Drive (O)	1992	1996	—	491	9,490	1,646	491	11,136	11,627	2,715
Media
1400 Providence Rd, Center I (O)	1986	1996	—	1,042	9,054	1,873	1,042	10,927	11,969	2,938
1400 Providence Rd, Center II (O)	1990	1996	—	1,543	16,464	2,520	1,544	18,983	20,527	4,979

Montgomery County

Bala Cynwyd

150 Monument Road (O)

	1981	2004	—	2,845	14,780	944	2,845	15,724	18,569	375

Blue Bell

4 Sentry Parkway (O)	1982	2003	—	1,749	7,721	189	1,749	7,910	9,659	458
16 Sentry Parkway (O)	1988	2002	—	3,377	13,511	729	3,377	14,240	17,617	1,776
18 Sentry Parkway (O)	1988	2002	—	3,515	14,062	933	3,515	14,995	18,510	1,764
King of Prussia
2200 Renaissance Blvd (O)	1985	2002	18,174	5,347	21,453	2,160	5,347	23,613	28,960	4,129

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

Lower Providence
1000 Madison Avenue (O)	1990	1997	—	1,713	12,559	895	1,714	13,453	15,167	2,859
Plymouth Meeting
1150 Plymouth Meeting Mall (O)	1970	1997	—	125	499	29,527	6,219	23,932	30,151	5,046
Five Sentry Parkway East (O)	1984	1996	—	642	7,992	514	642	8,506	9,148	1,945
Five Sentry Parkway West (O)	1984	1996	—	268	3,334	85	268	3,419	3,687	783

CONNETICUT
Fairfield County
Greenwich
500 West Putnam Avenue (O)	1973	1998	25,000	3,300	16,734	1,623	3,300	18,357	21,657	4,065
Norwalk
40 Richards Avenue (O)	1985	1998	—	1,087	18,399	2,882	1,087	21,281	22,368	4,404
Shelton
1000 Bridgeport Avenue (O)	1986	1997	—	773	14,934	1,333	744	16,296	17,040	3,919
Stamford
1266 East Main Street (O)	1984	2002	18,427	6,638	26,567	1,127	6,638	27,694	34,332	3,231
419 West Avenue (F)	1986	1997	—	4,538	9,246	1,266	4,538	10,512	15,050	2,412
500 West Avenue (F)	1988	1997	—	415	1,679	162	415	1,841	2,256	444
550 West Avenue (F)	1990	1997	—	1,975	3,856	16	1,975	3,872	5,847	863
600 West Avenue (F)	1999	1999	—	2,305	2,863	833	2,305	3,696	6,001	567
650 West Avenue (F)	1998	1998	—	1,328	—	3,929	1,328	3,929	5,257	1,387

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue, NW (O)	1940	1999	—	14,228	18,571	1,912	14,228	20,483	34,711	3,731
1400 L Street, NW (O)	1987	1998	—	13,054	27,423	1,839	13,054	29,262	42,316	5,513

MARYLAND
Prince George’s County
Lanham
4200 Parliament Place (O)	1989	1998	—	2,114	13,546	562	1,393	14,829	16,222	3,328

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

COLORADO
Arapahoe County
Denver
400 South Colorado Boulevard (O)	1983	1998	—	1,461	10,620	1,946	1,461	12,566	14,027	2,627
Englewood
9359 East Nichols Avenue (O)	1997	1998	—	1,155	8,171	594	1,155	8,765	9,920	1,625
5350 South Roslyn Street (O)	1982	1998	—	862	6,831	(2,170)	559	4,964	5,523	826

Boulder County
Broomfield
105 South Technology Court (O)	1997	1998	—	653	4,936	(2,378)	653	2,558	3,211	365
303 South Technology Court A (O)	1997	1998	—	623	3,892	(1,399)	623	2,493	3,116	325
303 South Technology Court B (O)	1997	1998	—	623	3,892	(1,399)	623	2,493	3,116	325
Louisville
1172 Century Drive (O)	1996	1998	—	707	4,647	274	707	4,921	5,628	628
248 Centennial Parkway (O)	1996	1998	—	708	4,647	275	708	4,922	5,630	629
285 Century Place (O)	1997	1998	—	889	10,133	(3,877)	891	6,254	7,145	603

Denver County
Denver
8181 East Tufts Avenue (O)	2001	2001	—	2,342	32,029	2,371	2,342	34,400	36,742	5,742

Douglas County
Englewood
67 Inverness Drive East (O)	1996	1998	—	1,034	5,516	(2,859)	1,034	2,657	3,691	364
384 Inverness Drive South (O)	1985	1998	—	703	5,653	(2,337)	703	3,316	4,019	491
400 Inverness Drive (O)	1997	1998	—	1,584	19,878	(4,483)	1,584	15,395	16,979	1,959
5975 South Quebec Street (O)	1996	1998	—	855	11,551	1,954	857	13,503	14,360	3,226

				Initial Costs		Costs Capitalized	Gross Amount at Which Carried at Close of Period (a)
Property Location (b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation

Parker
9777 Pyramid Court (O)	1995	1998	—	1,304	13,189	2,324	1,880	14,937	16,817	3,022

El Paso County
Colorado Springs
8415 Explorer (O)	1998	1999	—	347	2,507	2,599	347	5,106	5,453	521
1975 Research Parkway (O)	1997	1998	—	1,397	13,221	(371)	1,611	12,636	14,247	1,716
2375 Telstar Drive (O)	1998	1999	—	348	2,507	2,599	348	5,106	5,454	521

Jefferson County
Lakewood
141 Union Boulevard (O)	1985	1998	—	774	6,891	(954)	775	5,936	6,711	871

CALIFORNIA
San Francisco County
San Francisco
795 Folsom Street (O)	1977	1999	—	9,348	24,934	5,915	9,348	30,849	40,197	6,885
760 Market Street (O)	1908	1997	—	5,588	22,352	40,417	13,499	54,858	68,357	10,853

Projects Under Development and Developable Land			—	90,655	6,805	—	90,655	6,805	97,460	—

Furniture, Fixtures and Equipment			—	—	—	7,432	—	7,432	7,432	5,759

TOTALS			$415,431	$616,051	$3,267,049	$608,652	$637,653	$3,854,099	$4,491,752	$722,980

(a)	The aggregate cost for federal income tax purposes at December 31, 2005 was approximately $2.9 billion.

(b)	Legend of Property Codes:
	(O)=Office Property	(R)=Stand-alone Retail Property
	(F)=Office/Flex Property	(L)=Land Lease
(I)=Industrial/Warehouse Property

MACK-CALI REALTY CORPORATION

NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Rental Properties
Balance at beginning of year	$4,160,959	$3,954,632	$3,857,657
Additions	485,680	340,472	115,882
Rental property held for sale – before accumulated depreciation	—	(21,929)	—
Properties sold	(120,755)	(112,179)	(16,951)
Retirements/disposals	(34,132)	(37)	(1,956)
Balance at end of year	$4,491,752	$4,160,959	$3,954,632

Accumulated Depreciation
Balance at beginning of year	$641,626	$546,007	$445,569
Depreciation expense	128,814	111,975	103,483
Rental property held for sale	—	(1,550)	—
Properties sold	(16,691)	(14,797)	(2,462)
Retirements/disposals	(30,769)	(9)	(583)
Balance at end of year	$722,980	$641,626	$546,007

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: February 22, 2006	/s/ BARRY LEFKOWITZ
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ WILLIAM L. MACK	Chairman of the Board	February 22, 2006
William L. Mack

/S/ MITCHELL E. HERSH	President and Chief Executive Officer and Director	February 22, 2006
Mitchell E. Hersh

/S/ BARRY LEFKOWITZ	Executive Vice President and Chief Financial Officer	February 22, 2006
Barry Lefkowitz

/S/ MARTIN S. BERGER	Director	February 22, 2006
Martin S. Berger

/S/ ALAN S. BERNIKOW	Director	February 22, 2006
Alan S. Bernikow

/S/ JOHN R. CALI	Director	February 22, 2006
John R. Cali

/S/ KENNETH M. DUBERSTEIN	Director	February 22, 2006
Kenneth M. Duberstein

/S/ NATHAN GANTCHER	Director	February 22, 2006
Nathan Gantcher

Name	Title	Date

/S/ DAVID S. MACK	Director	February 22, 2006
David S. Mack

/S/ ALAN G. PHILIBOSIAN	Director	February 22, 2006
Alan G. Philibosian

/S/ IRVIN D. REID	Director	February 22, 2006
Irvin D. Reid

/S/ VINCENT TESE	Director	February 22, 2006
Vincent Tese

/S/ ROY J. ZUCKERBERG	Director	February 22, 2006
Roy J. Zuckerberg

MACK-CALI REALTY CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Company’s Form 10-Q dated June 30, 2001 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

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

Exhibit Number	Exhibit Title

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

Exhibit Number	Exhibit Title

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

4.15

Supplemental Indenture No. 12 dated as of November 30, 2005, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated November 30, 2005 and incorporated herein by reference).

4.16

Supplemental Indenture No. 13 dated as of January 24, 2006, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated January 18, 2006 and incorporated herein by reference).

4.17

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

10.5

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

10.9

Restricted Share Award Agreement dated as of March 12, 2001 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.11 to the Company’s Form 10-Q dated March 31, 2001 and incorporated herein by reference).

10.10

Restricted Share Award Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.11

Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 2, 2003 and incorporated herein by reference).

10.12

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

10.21

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

10.27

Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.28

Tax Gross Up Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.6 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.29

Restricted Share Award Agreement effective as of December 2, 2003 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.7 to the Company’s Form 8-K dated December 2, 2003 and incorporated herein by reference).

10.30

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

Exhibit Number	Exhibit Title

10.34

Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.35

Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.4 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.36

Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.37

Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.6 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.38

Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.7 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.39

Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.8 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.40

Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.9 to the Company’s Form 8-K dated December 7, 2004 and incorporated herein by reference).

10.41

Restricted Share Award Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 6, 2005 and incorporated herein by reference).

10.42

Tax Gross Up Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Company’s Form 8-K dated December 6, 2005 and incorporated herein by reference).

10.43

Restricted Share Award Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.4 to the Company’s Form 8-K dated December 6, 2005 and incorporated herein by reference).

10.44

Tax Gross Up Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company’s Form 8-K dated December 6, 2005 and incorporated herein by reference).

10.45

Restricted Share Award Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.6 to the Company’s Form 8-K dated December 6, 2005 and incorporated herein by reference).

10.46

Tax Gross Up Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.7 to the Company’s Form 8-K dated December 6, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.47

Restricted Share Award Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.8 to the Company’s Form 8-K dated December 6, 2005 and incorporated herein by reference).

10.48

Tax Gross Up Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.9 to the Company’s Form 8-K dated December 6, 2005 and incorporated herein by reference).

10.49

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

10.50

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

10.51

Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 16, 2005 and incorporated herein by reference).

10.52

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

10.53

Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.54

First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.55

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

Exhibit Number	Exhibit Title

10.57

2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.58

Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.59	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.60	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.61

Form of Indemnification Agreement by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, John R. Cali, David S. Mack, Martin S. Berger, Alan S. Bernikow, Kenneth M. Duberstein, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring, Daniel Wagner, Deborah Franklin, John Marazzo, Christopher DeLorenzo, Jeffrey Warner, Diane Chayes and James Corrigan (filed as Exhibit 10.28 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.62

Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.63

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference.)

10.64

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

10.66

First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.67

Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.68

First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Company’s Form 10-Q dated June 30, 2005 and incorporated herein by reference).

10.69*

Contribution and Exchange Agreement by and between Mack-Cali Realty, L.P. and Tenth Springhill Lake Associates L.L.L.P., Eleventh Springhill Lake Associates L.L.L.P., Twelfth Springhill Lake Associates L.L.L.P., Fourteenth Springhill Lake Associates L.L.L.P., each a Maryland limited liability limited partnership, Greenbelt Associates, a Maryland general partnership, and Sixteenth Springhill Lake Associates L.L.L.P., a Maryland limited liability limited partnership, and certain other natural persons, dated as of November 21, 2005.

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

99.1	Mack-Cali Realty Corporation Corporate Governance Principles, as amended and restated (filed as Exhibit 99.2 to the Company’s Form 8-K dated September 13, 2005 and incorporated herein by reference).

*filed herewith