Form 10-Q
period 2006-09-30
MACK CALI REALTY CORP
filed 2006-11-02
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number : 1-13274

Mack-Cali Realty Corporation

(Exact name of registrant as specified in its charter)

Maryland	22-3305147
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

343 Thornall Street, Edison, New Jersey	08837-2206
(Address of principal executive offices)	(Zip Code)

(732) 590-1000

(Registrant’s telephone number, including area code)

Former Address: 11 Commerce Drive Cranford, New Jersey 07016-3501

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  YES  ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☒       Accelerated filer ☐        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of October 27, 2006, there were 62,604,676 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

MACK-CALI REALTY CORPORATION

Part I — Financial Information

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

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Rental property
Land and leasehold interests	$656,810	$637,653
Buildings and improvements	3,543,937	3,539,003
Tenant improvements	332,775	307,664
Furniture, fixtures and equipment	7,812	7,432
	4,541,334	4,491,752
Less – accumulated depreciation and amortization	(763,053)	(722,980)
	3,778,281	3,768,772
Rental property held for sale, net	247,207	—
Net investment in rental property	4,025,488	3,768,772
Cash and cash equivalents	20,780	60,397
Marketable securities available for sale at fair value	—	50,847
Investments in unconsolidated joint ventures	205,773	62,138
Unbilled rents receivable, net	107,757	92,692
Deferred charges and other assets, net	250,884	197,634
Restricted cash	15,981	9,221
Accounts receivable, net of allowance for doubtful accounts of $1,905 and $1,088	42,098	5,801

Total assets	$4,668,761	$4,247,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior unsecured notes	$1,631,216	$1,430,509
Revolving credit facility	412,000	227,000
Mortgages, loans payable and other obligations	402,621	468,672
Dividends and distributions payable	50,521	48,178
Accounts payable, accrued expenses and other liabilities	133,371	85,481
Rents received in advance and security deposits	49,519	47,685
Accrued interest payable	19,197	27,871
Total liabilities	2,698,445	2,335,396

Minority interests:
Operating Partnership	480,951	400,819
Consolidated joint ventures	2,104	—
Total minority interests	483,055	400,819
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000 and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized, 62,551,206 and 62,019,646 shares outstanding	625	620
Additional paid-in capital	1,694,563	1,682,141
Unamortized stock compensation	—	(6,105)
Dividends in excess of net earnings	(232,927)	(189,579)
Accumulated other comprehensive loss	—	(790)
Total stockholders’ equity	1,487,261	1,511,287

Total liabilities and stockholders’ equity	$4,668,761	$4,247,502

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES
Base rents	$140,356	$127,770	$406,989	$380,284
Escalations and recoveries from tenants	25,045	21,163	69,862	57,128
Construction services	23,236	—	36,286	—
Real estate services	10,653	636	19,015	1,853
Other income	3,927	4,583	9,985	7,517
Total revenues	203,217	154,152	542,137	446,782

EXPENSES
Real estate taxes	22,652	19,885	64,891	56,890
Utilities	18,766	15,867	46,789	38,648
Operating services	23,534	19,544	66,024	59,428
Direct construction costs	22,568	—	35,148	—
Real estate services salaries, wages and other costs	6,686	—	10,820	—
General and administrative	12,173	7,952	32,796	23,449
Depreciation and amortization	40,132	37,838	116,980	106,067
Total expenses	146,511	101,086	373,448	284,482
Operating Income	56,706	53,066	168,689	162,300

OTHER (EXPENSE) INCOME
Interest expense	(35,815)	(30,159)	(100,620)	(88,919)
Interest and other investment income	514	308	2,359	493
Equity in earnings (loss) of unconsolidated joint ventures	(4,757)	322	(5,356)	552
Minority interest in consolidated joint ventures	113	—	143	(74)
Gain on sale of investment in marketable securities	—	—	15,060	—
Gain on sale of investment in unconsolidated joint ventures	—	—	—	35
Total other (expense) income	(39,945)	(29,529)	(88,414)	(87,913)
Income from continuing operations before Minority interest in Operating Partnership	16,761	23,537	80,275	74,387
Minority interest in Operating Partnership	(3,263)	(4,205)	(15,326)	(15,043)
Income from continuing operations	13,498	19,332	64,949	59,344
Discontinued operations (net of minority interest):
Income from discontinued operations	3,013	1,772	7,872	12,270
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	—	3,921	8,973
Total discontinued operations, net	3,013	1,772	11,793	21,243
Net income	16,511	21,104	76,742	80,587
Preferred stock dividends	(500)	(500)	(1,500)	(1,500)
Net income available to common shareholders	$16,011	$20,604	$75,242	$79,087

Basic earnings per common share:
Income from continuing operations	$0.21	$0.30	$1.02	$0.94
Discontinued operations	0.05	0.03	0.19	0.35
Net income available to common shareholders	$0.26	$0.33	$1.21	$1.29

Diluted earnings per common share:
Income from continuing operations	$0.21	$0.30	$1.01	$0.94
Discontinued operations	0.05	0.03	0.19	0.35
Net income available to common shareholders	$0.26	$0.33	$1.20	$1.29

Dividends declared per common share	$0.64	$0.63	$1.90	$1.89

Basic weighted average shares outstanding	62,302	61,609	62,158	61,397

Diluted weighted average shares outstanding	78,258	75,760	77,664	73,585

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands) (unaudited)

								Accumulated
					Additional	Unamortized	Dividends in	Other	Total
	Preferred Stock		Common Stock		Paid-In	Stock	Excess of	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Par Value	Capital	Compensation	Net Earnings	Income (Loss)	Equity	Income
Balance at January 1, 2006	10	$25,000	62,020	$620	$1,682,141	$(6,105)	$(189,579)	$(790)	$1,511,287	—
Reclassification upon the adoption of FASB No. 123(R)	—	—	—	—	(6,105)	6,105	—	—	—	—
Net income	—	—	—	—	—	—	76,742	—	76,742	$76,742
Preferred stock dividends	—	—	—	—	—	—	(1,500)	—	(1,500)	—
Common stock dividends	—	—	—	—	—	—	(118,590)	—	(118,590)	—
Redemption of common units for common stock	—	—	222	2	6,853	—	—	—	6,855	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	4	—	184	—	—	—	184	—
Stock options exercised	—	—	302	3	8,836	—	—	—	8,839	—
Stock options expense	—	—	—	—	212	—	—	—	212	—
Comprehensive Gain:
Unrealized holding gain on marketable securities available for sale	—	—	—	—	—	—	—	15,850	15,850	15,850
Directors Deferred comp. plan	—	—	—	—	226	—	—	—	226	—
Issuance of restricted stock	—	—	10	—	—	—	—	—	—	—
Amortization of stock comp.	—	—	—	—	2,216	—	—	—	2,216	—
Cancellation of restricted stock	—	—	(7)	—	—	—	—	—	—	—
Reclassification adjustment for realized gain included in net income	—	—	—	—	—	—	—	(15,060)	(15,060)	(15,060)

Balance at September 30, 2006	10	$25,000	62,551	$625	$1,694,563	$—	$(232,927)	$—	$1,487,261	$77,532

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,742	$80,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,980	106,067
Depreciation and amortization on discontinued operations	7,088	9,420
Stock options expense	212	411
Amortization of stock compensation	2,216	2,285
Amortization of deferred financing costs and debt discount	2,171	2,556
Equity in (earnings) losses of unconsolidated joint ventures, net	5,356	(552)
Gain on sale of investment in unconsolidated joint venture	—	(35)
Gain on sale of marketable securities available for sale	(15,060)	—
Realized gains and unrealized losses on disposition of rental property (net of minority interest)	(3,921)	(8,973)
Minority interest in Operating Partnership	15,326	15,043
Minority interest in consolidated joint venture	(143)	74
Minority interest in income from discontinued operations	1,926	2,287
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(15,190)	(9,185)
Increase in deferred charges and other assets, net	(41,367)	(38,105)
Increase in accounts receivable, net	(11,297)	(1,537)
Increase in accounts payable, accrued expenses and other liabilities	22,786	24,449
Increase (decrease) in rents received in advance and security deposits	1,834	(92)
Decrease in accrued interest payable	(8,674)	(6,582)

Net cash provided by operating activities	$156,985	$178,118

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(192,137)	$(417,305)
Repayments of notes receivable	113	47
Investment in unconsolidated joint ventures	(148,991)	(17,250)
Purchase of marketable securities available for sale	(11,912)	—
Proceeds from sale of investment in unconsolidated joint venture	—	2,676
Acquisition of minority interest in consolidated joint venture	—	(7,713)
Proceeds from sales of rental property	18,912	97,414
Proceeds from sale of marketable securities available for sale	78,609	—
(Increase) decrease in restricted cash	(6,760)	1,179

Net cash used in investing activities	$(262,166)	$(340,952)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	$199,914	$298,804
Borrowings from revolving credit facility	660,250	916,460
Repayment of revolving credit facility	(500,180)	(796,460)
Repayment of mortgages, loans payable and other obligations	(156,361)	(159,192)
Payment of financing costs	(384)	(4,176)
Proceeds from mortgages	—	32,926
Proceeds from stock options exercised	8,839	15,545
Payment of dividends and distributions	(146,514)	(143,772)

Net cash provided by financing activities	$65,564	$160,135

Net decrease in cash and cash equivalents	$(39,617)	$(2,699)
Cash and cash equivalents, beginning of period	60,397	12,270

Cash and cash equivalents, end of period	$20,780	$9,571

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third-parties.  As of September 30, 2006, the Company owned or had interests in 321 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 36.1 million square feet, which are comprised of 214 office buildings and 96 office/flex buildings, totaling approximately 35.7 million square feet (which include 43 office buildings and one office/flex building aggregating 5.3 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others.  The Properties are located in nine states, primarily in the Northeast, plus the District of Columbia.

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

2.              SIGNIFICANT ACCOUNTING POLICIES

Rental
Property

Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction and development in-progress of $173.6 million and $118.8 million (including land of $61.8 million and $58.4 million) as of September 30, 2006 and December 31, 2005, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

The Company has evaluated its joint ventures with regards to FIN 46.  As of September 30, 2006, the Company has identified its Meadowlands Xanadu joint venture as a VIE, but is not consolidating such venture as the Company is not the primary beneficiary.  Disclosure about this VIE is included in Note 4: Investments in Unconsolidated Joint Ventures.

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

Marketable
Securities

The Company classifies its marketable securities among three categories: Held-to-maturity, trading and available-for-sale.  Unrealized holding gains and losses relating to available-for-sale securities are excluded from earnings and reported as other comprehensive income (loss) in stockholders’ equity until realized.  A decline in the market value of any marketable security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  Any impairment would be charged to earnings and a new cost basis for the security established.

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

Deferred
Financing Costs

Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $725,000 and $817,000 for the three months ended September 30, 2006 and 2005, respectively, and $2,171,000 and $2,556,000 for the nine months ended September 30, 2006 and 2005, respectively.

Deferred
Leasing Costs

Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $908,000 and $911,000 for the three months ended September 30, 2006 and 2005, respectively and $2,574,000 and $2,817,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

Revenue
Recognition

Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  See Note 13: Tenant Leases.  Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, facilities management, leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

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

Dividends and
Distributions
Payable

The dividends and distributions payable at September 30, 2006 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (62,562,206 shares), and distributions payable to minority interest common unitholders of the Operating Partnership (15,595,825 common units) for all such holders of record as of October 4, 2006 with respect to the third quarter 2006.  The third quarter 2006 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.64 per common share and unit were approved by the Board of Directors on September 19, 2006.  The preferred stock dividends, common stock dividends and common unit distributions payable were paid on October 16, 2006.

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

In 2002, the Company adopted the provisions of FASB No. 123, and in 2006, the Company adopted the provisions of FASB No. 123(R), which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  For the three months ended September 30, 2006 and 2005, the Company recorded restricted stock and stock options expense of $815,000 and $1,070,000, respectively, and $2,429,000 and $2,696,000 for the nine months ended September 30, 2006 and 2005, respectively.  FASB No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, was issued in December 2002 and amends FASB No. 123, Accounting for Stock Based Compensation.  FASB No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation.  In addition, this Statement amends the disclosure requirements of FASB No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  FASB No. 148 disclosure requirements are presented below:

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested stock awards for the three and nine month periods ended September 30, 2005: (dollars in thousands)

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
		2005	2005
Net income, as reported		$21,104	$80,587
Add:	Stock-based compensation expense
	included in reported net income
	(net of minority interest)	875	2,262
Deduct:	Total stock-based compensation
	expense determined under fair value
	based method for all awards	(1,195)	(3,000)
Add:	Minority interest on stock-based
	compensation expense under
	fair value based method	218	482
Pro forma net income		21,002	80,331
Deduct:Preferred stock dividends		(500)	(1,500)
Pro forma net income available to common shareholders – basic		$20,502	$78,831

Earnings Per Share:
Basic – as reported		$0.33	$1.29
Basic – pro forma		$0.33	$1.28

Diluted – as reported		$0.33	$1.29
Diluted – pro forma		$0.33	$1.28

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

Reclassifications	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.              REAL ESTATE TRANSACTIONS

Gale/Green Transactions

On May 9, 2006, the Company completed the acquisitions of:  (i) The Gale Company and certain of its related businesses, which engage in construction, property management, facilities management, and leasing services (collectively, the “Gale Company”); (ii) three office properties; and (iii) indirect interests in a portfolio of office properties, located primarily in New Jersey, which were owned indirectly by The Gale Company and its affiliates (“Gale”) and affiliates of SL Green Realty Corp. (“SL Green”).  The agreements to complete the aforementioned acquisitions (collectively, the “Gale/Green Transactions”) required that the Company complete all of the acquisitions.

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

In connection with the Company’s acquisition of the Gale Company, Mr. Stanley C. Gale and certain other affiliates of Gale are restricted from competing with the Company or hiring the Company’s employees for a period of four years expiring on May 9, 2010.

In addition, the Gale Agreement provides for the Company to acquire certain other ownership interests in up to 11 real estate projects (the “Non-Portfolio Properties”), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions.  Each of the Company’s acquired interests in the Non-Portfolio Properties will provide for the initial distributions of net cash flow solely to the Company, and thereafter an affiliate of Gale controlled by Stanley C. Gale (“Gale Affiliate”) has participation rights (“Gale Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum, accruing on the date or dates of the Company’s investments.  Mr. Gale has caused the Gale Affiliate to transfer certain of his interests in the Non-Portfolio Properties, to several former employees of Gale, some of whom are current employees of the Company, including Mark Yeager, one of the Company’s executive officers.

Through September 30, 2006, the Company completed seven of the acquisitions of interests in the Non-Portfolio Properties, which included the acquisitions of:  a 530,000 square foot, mixed-use office/retail complex; a 139,750 square-foot fully-leased office property; an office property in development; two vacant land parcels and two pre-developed projects.  The aggregate cost of the completed acquisitions was approximately $24.7 million.

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

Also, as part of the Gale/Green Agreements, the Company entered into a joint venture with SL Green, known as Mack-Green-Gale LLC (“Mack-Green”), to hold an approximate 96 percent interest and act as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”).  The Company acquired its interest in Mack-Green for approximately $116 million, which was funded primarily through borrowing under the Company’s revolving credit facility.  The OP LP owns 100 percent of entities which own 25 office properties (collectively, the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois.  For a discussion of the ownership interests in Mack-Green, see Note 4:  Investments in Unconsolidated Joint Ventures – Mack-Green-Gale LLC.

The Company has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations related to the Gale/Green Transactions.  The purchase price allocations will be finalized once the information identified by the Company has been received, which should not be longer than one year from the date of acquisition.

Property Acquisitions

The Company acquired the following office properties during the nine months ended September 30, 2006:  (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
02/28/06	Capital Office Park (a)	Greenbelt, Maryland	7	842,258	$166,011
05/09/06	35 Waterview Boulevard (b) (c)	Parsippany, New Jersey	1	172,498	32,600
05/09/06	105 Challenger Road (b) (d)	Ridgefield Park, New Jersey	1	150,050	31,792
05/09/06	343 Thornall Street (b) (e)	Edison, New Jersey	1	195,709	41,113
07/31/06	395 W. Passaic Street (f)	Rochelle Park, New Jersey	1	100,589	22,219

Total Property Acquisitions:			11	1,461,104	$293,735

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

(e)                                  Transaction was funded primarily through borrowing on the Company’s revolving credit facility.

(f)                                    Transaction was funded primarily through borrowing on the Company’s revolving credit facility and the assumption of $13.1 million of mortgage debt.

Property Sales

The Company sold the following office properties during the nine months ended September 30, 2006:  (dollars in thousands)

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

4.              INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company’s unconsolidated joint ventures aggregating $571.0 million as of September 30, 2006 is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

On August 21, 2006, The Mills Corporation (“TMC”) announced that it had signed a non-binding letter of intent with Colony Capital Acquisitions, LLC (“Colony”) and Kan Am USA Management XXII Limited Partnership (“Kan Am”) under which Colony would arrange for construction financing for Meadowlands Xanadu and make a significant equity infusion into the Meadowlands Venture, and TMC would not have any financial obligations post closing (“Colony Transaction”).  Kan Am has been a partner with Mills in the Meadowlands Venture.

The Company has reached an agreement in principle with Colony, TMC and Kan Am whereby the Company will relinquish its participation in the entertainment/retail component of Meadowlands Xanadu in exchange for $25 million; $22.5 million payable at closing and the remaining $2.5 million due when the Company exercises its rights to develop any of the office or hotel phases.  Concurrently with the payment of the $2.5 million, the Company’s ownership interest in the office and hotel component ventures will be reduced from 80 percent to 75 percent.  It is expected that the agreement in principle will be consummated simultaneous with the completion of the Colony Transaction.

In October 2006, Mills, the manager of the Meadowlands Venture, provided the Company information regarding the restatements of financial information it had previously presented to the Company for the period from November 25, 2003 (the inception of the Meadowlands Venture) through December 31, 2005.  Included in the Company’s equity in loss of unconsolidated joint ventures from the Meadowlands Venture of $1.8 million for the three and nine months ended September 30, 2006 is $1.4 million related to the Company’s allocated share of the loss arising from the restatement for the period referenced above.

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

All of the above appeals have been consolidated by the Appellate Division.  On August 17, 2006, the Appellate Division issued an opinion affirming NJSEA’s selection of the Meadowlands Venture and rejecting the appellants’ arguments in all respects.  On August 28, 2006, Hartz made a motion before the Appellate Division for reconsideration of this decision and for supplementation of the record.  That motion is pending.

On September 30, 2004, the Borough of Carlstadt filed an action in the Superior Court of New Jersey Law Division, challenging Meadowlands Xanadu, which asserted claims that are substantially the same as claims asserted by Hartz and Braha in the above appeals.  By Order dated November 19, 2004, the Law Division transferred that matter to the Superior Court of New Jersey, Appellate Division.  This matter was voluntarily dismissed by Carlstadt in accordance with a March 22, 2006, Settlement Agreement and Release between Carlstadt and the Meadowlands Venture.

Several appeals filed by Hartz, the Sierra Club and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission (“NJMC”) and the New Jersey Department of Environmental Protection (“NJDEP”) remain pending before the Appellate Division.  Some of these appeals challenge NJDEP’s issuance of a stream encroachment permit, waterfront development permit, and coastal zone consistency determination for Meadowlands Xanadu.  Other of these appeals are from NJDEP’s and NJMC’s issuance of reports in connection with a consultation process the NJSEA was statutorily required to undertake in connection with any NJSEA-development project.

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

G&G MARTCO (Convention Plaza)

The Company holds a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California.  The venture has a mortgage loan with a $47.3 million balance at September 30, 2006 collateralized by its office property.  The loan also provides the venture the ability to increase the balance of the loan up to an additional $266,000 for the funding of qualified leasing costs.  The loan bears interest at a rate of the London Inter-Bank Offered Rate (“LIBOR”) (5.322 percent at September 30, 2006) plus 162.5 basis points and was scheduled to mature in August 2006.  The Company has agreed in principle to sell its joint venture interest to an affiliate of its current joint venture partner.  The maturity date of the mortgage loan was extended to November 15, 2006.  The Company performs management and leasing services for the property owned by the joint venture and recognized $36,000 and $30,000 in fees for such services in the three months ended September 30, 2006 and 2005, respectively, and $119,000 and $99,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The Company holds a 50 percent interest in the joint venture.  The venture has a mortgage loan with a $14.9 million balance at September 30, 2006 secured by its office/flex property.  The mortgage bears interest at a rate of LIBOR plus 175 basis points and matures in January 2007, with one two-year extension option, subject to certain conditions.  The venture has provided notice and the required extension fee to the lender of its intention to extend the term of the loan until January 2009.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $35,000 and $8,000 in fees for such services in the three months ended September 30, 2006 and 2005, respectively, and $82,000 and $63,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

The venture had a mortgage loan with a commercial bank with a $62.9 million balance at December 31, 2003 collateralized by its hotel property.  The debt bore interest at a rate of LIBOR plus 275 basis points, which was scheduled to mature in December 2003, and was extended through January 29, 2004.  On that date, the venture repaid the mortgage loan using the proceeds from a new $40.0 million mortgage loan, (with a balance as of September 30, 2006 of $38.9 million) collateralized by the hotel property, as well as capital contributions from the Company and Hyatt of $10.8 million each.  The new loan carried an interest rate of LIBOR plus 200 basis points and was scheduled to mature in February 2007.  On October 12, 2006, the venture repaid the mortgage loan using proceeds from a new $70.0 million mortgage loan collateralized by the hotel property.  The new loan carries an interest rate of 6.15 percent and matures in November 2016.  On May 25, 2004, the venture obtained a second mortgage loan with a commercial bank for $20.0 million.  The loan carried an interest rate of LIBOR plus 175 basis points and was scheduled to mature in February 2007.  The proceeds from this loan were used to make distributions to the Company and Hyatt in the amount of $10.0 million each.  This loan was repaid in full during the quarter from operating cash.  Additionally, the venture has a loan with a balance as of September 30, 2006 of $7.3 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $7.3 million letter of credit in support of this loan, $3.6 million of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA L.L.C./RED BANK CORPORATE PLAZA II, L.L.C.

On March 23, 2006, the Company entered into a joint venture with the PRC Group (“PRC”) to form Red Bank Corporate Plaza L.L.C.  The venture was formed to develop Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey, which has been fully pre-leased to Hovnanian Enterprises, Inc. for a 10-year term.  The Company holds a 50 percent interest in the venture.  PRC contributed the vacant land for the development of the office building as its initial capital in the venture.  The Company funded the costs of development up to the value of the land contributed by PRC of $3.5 million as its initial capital.  PRC and the Company each funded development costs of the venture of $1.1 million in excess of their initial capital contributed.

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan carries an interest rate of LIBOR plus 130 basis points and matures in April 2008.  The loan currently has three one-year extension options subject to certain conditions, each of which require payment of a fee.

On July 20, 2006, the Company entered into a second joint venture agreement with PRC to form Red Bank Corporate Plaza II L.L.C.  The venture was formed to hold land on which it plans to develop Red Bank Corporate

Plaza II, an 18,561 square foot office building located in Red Bank, New Jersey.  The Company holds a 50 percent interest in the venture.  The terms of the venture are similar to Red Bank Corporate Plaza L.L.C.  PRC contributed the vacant land as its initial capital in the venture.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $358.5 million.  $190.2 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.32 percent per annum and mature at various times through May 2016.  $168.3 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 185 basis points to LIBOR plus 275 basis points per annum and mature at various times through August 2008.  Included in the floating rate mortgage loans are $90.3 million provided by an affiliate of SL Green.

On August 9, 2006, $69.7 million of mortgage loans were refinanced.  The new loan has a maximum principal amount of $90.0 million with $78.0 million drawn at September 30, 2006.  The loan provides the ability to draw funds for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 185 basis points and matures on August 8, 2008 with a two-year extension option.

The Company performs management, leasing, and construction services for the properties owned by the joint venture and recognized $900,000 in income (net of $310,000 in direct costs) and $1.7 million in income (net of $737,000 in direct costs) for such services in the three and nine months ended September 30, 2006.

GE/GALE FUNDING LLC (PFV)

On May 9, 2006, as part of the Gale/Green Transactions, the Company acquired from a Gale Affiliate for $1.8 million a 50 percent controlling interest in GMW Village Associates, LLC (“GMW Village”).  GMW Village holds a 20 percent interest in GE/Gale Funding LLC (“GE Gale”).  GE Gale owns a 100 percent interest in the entity owning Princeton Forrestal Village, a mixed-use, office/retail complex aggregating 530,000 square feet and located in Plainsboro, New Jersey (“Princeton Forrestal Village” or “PFV”).

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

GE Gale has a mortgage loan in an amount not to exceed $52.8 million, which has a balance at September 30, 2006, of $39.3 million.  The loan provides the venture the ability to draw funds for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Company performs management, leasing, and construction services for PFV and recognized $402,000 in income (net of $3.2 million in direct costs) for such services in the three and nine months ended September 30, 2006.

ROUTE 93 MASTER LLC (“Route 93 Participant”)/ROUTE 93 BEDFORD MASTER LLC (with the Route 93 Participant, collectively, the “Route 93 Venture”)

On June 1, 2006, the Route 93 Venture was formed between the Route 93 Participant, a majority-owned subsidiary of the Company, having a 30 percent interest and the Commingled Pension Trust Fund (Special Situation Property) of JPMorgan Chase Bank having a 70 percent interest, for the purpose of acquiring seven office buildings, aggregating 670,000 square feet, located in the towns of Andover, Bedford and Billerica, Massachusetts.  Profits and losses are shared by the partners in proportion to their respective interests until the investment yields an 11 percent IRR, then sharing will shift to 40/60, and when the IRR reaches 15 percent, then sharing will shift to 50/50.

The Route 93 Participant is a joint venture between the Company and a Gale affiliate.  Profits and losses are shared by the partners under this venture in proportion to their respective interests until the investment yields an 11 percent IRR, then sharing will shift to 50/50.

The Route 93 Ventures have mortgage loans with an amount not to exceed $58.6 million, with a $39.4 million balance at September 30, 2006 collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2008, with three one-year extension options.

The Company performs management and construction services for the properties owned by the Route 93 Ventures and recognized $0 for such services in the three and nine months ended September 30, 2006.

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

100 Kimball has a construction loan in an amount not to exceed $29 million, with a balance at September 30, 2006 of $12.5 million.  The loan bears interest at a rate of LIBOR plus 195 basis points and matures on December 8, 2008 with a one-year extension option.

The Company performs construction and development services for the property owned by 100 Kimball for which it recognized $130,000 in income (net of $2.4 million in direct costs) and $276,000 in income (net of $5.7 million in direct costs) in the three and nine months ended September 30, 2006.

55 CORPORATE PARTNERS, LLC

On June 9, 2006, the Company entered into a joint venture with a Gale Affiliate to form 55 Corporate Partners, LLC (“55 Corporate”).  55 Corporate was formed for the sole purpose of acquiring from a Gale Affiliate a 50 percent interest in SLG 55 Corporate Drive II, LLC (“SLG 55”), an entity indirectly holding a condominium interest in a vacant land parcel located in Bridgewater, New Jersey, which can accommodate development of an approximately 200,000 square foot office building.  Sanofi-Aventis, which occupies neighboring buildings, has an option to cause the venture to construct the building, which it would lease on a long-term basis.  Sanofi-Aventis is required to pay a penalty of $7 million, subject to certain conditions, in the event it fails to exercise the option.  The remaining 50 percent in SLG 55 is owned by SLG Gale 55 Corporate LLC, an affiliate of SL Green Realty Corp (“SLG Gale 55”).

The operating agreement of 55 Corporate provides, among other things, for the Gale Participation Rights.

The operating agreement of SLG 55 provides, among other things, for the distribution of the available net cash flow to each of 55 Corporate and SLG Gale 55 in proportion to their respective membership interests in SLG 55 (50 percent each).

12 VREELAND ASSOCIATES, L.L.C.

On September 8, 2006, the Company entered into a joint venture with a Gale Affiliate to form M-C Vreeland, LLC (“M-C Vreeland”).  M-C Vreeland was formed for the sole purpose of acquiring a Gale Affiliate’s 50 percent membership interest in 12 Vreeland Associates, L.L.C., an entity owning an office property located at 12 Vreeland Road, Florham Park, New Jersey.

The operating agreement of M-C Vreeland provides, among other things, for the Gale Participation Rights.

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, in the initial amount of $18.1 million bearing interest at 6.9 percent per annum.  As of September 30, 2006 the outstanding balance on the mortgage note was $10.6 million.

Under the operating agreement of 12 Vreeland Associates, L.L.C., M-C Vreeland has a 50 percent interest, with S/K Florham Park Associates, L.L.C. (the managing member) and its affiliate holding the other 50 percent.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2006 and December 31, 2005:  (dollars in thousands)

	September 30, 2006
			Plaza			Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Mack		Route 93	Gale	55		Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Vreeland	Total
Assets:
Rental property, net	$ 425,431	$ 9,860	$ 11,558	$ 12,189	$ 70,462	$ 9,446	$503,696	$31,356	$ 54,292	$ 23,780	—	$ 8,287	$1,160,357
Other assets	178,253	7,155	1,177	1,234	12,074	936	35,499	26,060	7,274	653	—	920	271,235
Total assets	$ 603,684	$17,015	$ 12,735	$ 13,423	$ 82,536	$ 10,382	$539,195	$57,416	$ 61,566	$ 24,433	—	$ 9,207	$1,431,592
Liabilities and partners’/members’ capital (deficit):
Mortgages, loans payable and other obligations	—	$47,363	—	$ 14,936	$ 48,170	—	$358,495	$39,344	$ 39,435	$ 12,529	—	$ 10,684	$ 570,956
Other liabilities	$ 40,682	1,027	530	355	6,059	$ 1,350	18,937	7,072	956	—	—	—	76,968
Partners’/members’ capital (deficit)	563,002	(31,375)	12,205	(1,868)	28,307	9,032	161,763	11,000	21,175	11,904	—	(1,477)	783,668
Total liabilities and partners’/members’ capital (deficit)	$ 603,684	$17,015	$ 12,735	$ 13,423	$ 82,536	$ 10,382	$539,195	$57,416	$ 61,566	$ 24,433	—	$ 9,207	$1,431,592
Company’s investment in unconsolidated joint ventures, net	$ 34,420	$ 5,708	$ 6,022	$ —	$ 16,716	$ 4,744	$112,463	$ 2,718	$ 6,524	$ 1,006	$ 8,500	$ 6,952	$ 205,773

	December 31, 2005
			Plaza			Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Mack		Route 93	Gale	55		Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Vreeland	Total
Assets:
Rental property, net	$390,488	$10,628	$12,024	$12,511	$74,466	—	—	—	—	—	—	—	$500,117
Other assets	171,029	6,427	1,661	1,188	11,393	—	—	—	—	—	—	—	191,698
Total assets	$561,517	$17,055	$13,685	$13,699	$85,859	—	—	—	—	—	—	—	691,815
Liabilities and partners’/members’ capital (deficit):
Mortgages, loans payable and other obligations	—	$46,588	—	$14,936	$56,970	—	—	—	—	—	—	—	$118,494
Other liabilities	$60,447	876	$1,358	220	4,341	—	—	—	—	—	—	—	67,242
Partners’/members’ capital (deficit)	501,070	(30,409)	12,327	(1,457)	24,548	—	—	—	—	—	—	—	506,079
Total liabilities and partners’/members’ capital (deficit)	$561,517	$17,055	$13,685	$13,699	$85,859	—	—	—	—	—	—	—	$691,815
Company’s investment in unconsolidated joint ventures, net	$34,640	$6,438	$6,084	$—	$14,976	—	—	—	—	—	—	—	$62,138

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended September 30, 2006 and 2005:  (dollars in thousands)

	Three Months Ended September 30, 2006
			Plaza				Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Mack		Route 93	Gale	55		Combined
	Xanadu	Martco	Associates	Realty	Loop	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Vreeland	Total
Total revenues	$ 110	$ 1,703	$ 167	$ 518	—	$ 9,926	—	$15,002	$2,194	$ 1,970	$ 3	—	$ 156	$ 31,749
Operating and other expenses	(2,578)	(999)	(62)	(391)	—	(6,015)	—	(7,578)	(1,694)	(590)	(1)	—	(64)	(19,972)
Depreciation and amortization	—	(363)	(154)	(167)	—	(1,460)	—	(5,841)	(695)	(349)	—	—	(29)	(9,058)
Interest expense	—	(845)	—	(267)	—	(893)	—	(6,629)	(795)	(761)	—	—	—	(10,190)

Net income	$ (2,468)	$ (504)	$ (49)	$ (307)	—	$ 1,558	—	$ (5,046)	$ (990)	$ 270	$ 2	—	$ 63	$ (7,471)
Company’s equity in earnings (loss) of unconsolidated joint ventures	$ (1,876)	$ (409)	$ (24)	$ (225)	—	$ 639	—	$ (2,749)	$ (211)	$ 67	—	—	$ 31	$ (4,757)

	Three Months Ended September 30, 2005
			Plaza				Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Mack		Route 93	Gale	55		Combined
	Xanadu	Martco	Associates	Realty	Loop	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Vreeland	Total
Total revenues	—	$1,796	$94	$486	—	$9,045	—	—	—	—	—	—	—	$11,421
Operating and other expenses	—	(948)	(37)	(381)	—	(5,848)	—	—	—	—	—	—	—	(7,214)
Depreciation and amortization	—	(315)	(154)	(160)	—	(1,300)	—	—	—	—	—	—	—	(1,929)
Interest expense	—	(604)	—	(198)	—	(1,084)	—	—	—	—	—	—	—	(1,886)

Net income	—	$(71)	$(97)	$(253)	—	$813	—	—	—	—	—	—	—	$392
Company’s equity in earnings (loss) of unconsolidated joint ventures	—	$(35)	$(49)	$—	—	$406	$0	—	—	—	—	—	—	$322

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the nine months ended September 30, 2006 and 2005:  (dollars in thousands)

	Nine Months Ended September 30, 2006
			Plaza				Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Mack		Route 93	Gale	55		Combined
	Xanadu	Martco	Associates	Realty	Loop	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Vreeland	Total
Total revenues	$ 409	$ 5,351	$ 489	$ 1,533	—	$ 27,529	—	$24,469	$ 6,585	$ 2,528	$ 3	—	$ 156	$ 69,052
Operating and other expenses	(2,729)	(2,880)	(150)	(1,095)	—	(16,651)	—	(11,354)	(4,410)	(847)	(1)	—	(64)	(40,181)
Depreciation and amortization	—	(1,075)	(462)	(543)	—	(4,369)	—	(9,219)	(2,116)	(465)	—	—	(29)	(18,278)
Interest expense	—	(2,362)	—	(756)	—	(2,750)	—	(10,219)	(2,178)	(1,002)	—	—	—	(19,267)

Net income	$ (2,320)	$ (966)	$ (123)	$ (861)	—	$ 3,759	—	$ (6,323)	$(2,119)	$ 214	$ 2	—	$ 63	$ (8,674)
Company’s equity in earnings (loss) of unconsolidated joint ventures	$ (1,876)	$ (731)	$ (61)	$ (225)	—	$ 1,740	—	$ (4,009)	$ (278)	$ 53	—	—	$ 31	$ (5,356)

	Nine Months Ended September 30, 2005
			Plaza				Red Bank
	Meadowlands	G&G	VIII & IX	Ramland	Ashford	Harborside	Corporate	Mack		Route 93	Gale	55		Combined
	Xanadu	Martco	Associates	Realty	Loop	South Pier	Plaza	Green	PFV	Portfolio	Kimball	Corporate	Vreeland	Total
Total revenues	—	$4,945	$222	$1,519	$405	$24,932	—	—	—	—	—	—	—	$32,023
Operating and other expenses	—	(2,685)	(133)	(1,047)	(397)	(15,673)	—	—	—	—	—	—	—	(19,935)
Depreciation and amortization	—	(861)	(462)	(478)	(160)	(4,184)	—	—	—	—	—	—	—	(6,145)
Interest expense	—	(1,592)	—	(540)	—	(3,091)	—	—	—	—	—	—	—	(5,223)

Net income	—	$(193)	$(373)	$(546)	$(152)	$1,984	—	—	—	—	—	—	—	$720
Company’s equity in earnings (loss) of unconsolidated joint ventures	—	$(280)	$(187)	$—	$(30)	$1,049	—	—	—	—	—	—	—	$552

5.              DEFERRED CHARGES AND OTHER ASSETS

	September 30,	December 31,
(dollars in thousands)	2006	2005
Deferred leasing costs	$186,425	$182,975
Deferred financing costs	21,379	21,764
	207,804	204,739
Accumulated amortization	(75,083)	(73,410)
Deferred charges, net	132,721	131,329
Notes receivable	11,806	11,919
In-place lease values, related intangible and other assets, net	71,859	37,028
Prepaid expenses and other assets, net	34,498	17,358

Total deferred charges and other assets, net	$250,884	$197,634

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

On August 9, 2006, the Company entered into an agreement to sell its entire Colorado portfolio, which consists of 19 office buildings totaling approximately 1.4 million square feet, plus 7.1 acres of vacant land and a 1.6 acre site being developed for additional parking at one of the office buildings, for approximately $195.3 million.

On September 25, 2006, the Company entered into an agreement to sell its California portfolio, which consists of two office buildings totaling approximately 450,891 square feet, for approximately $126 million.

The above referenced portfolios are identified as held for sale as of September 30, 2006 and carried an aggregate book value of $247.2 million, net of accumulated depreciation of $50 million.  The Company has presented these assets as discontinued operations in its statements of operations for all periods presented.

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

As the Company sold 111 East Shore Road and 600 Community Drive in North Hempstead, New York; 210 South 16th Street in Omaha, Nebraska; 3600 South Yosemite in Denver, Colorado; 201 Willowbrook Boulevard in Wayne, New Jersey; 1122 Alma Road in Richardson, Texas; and 3 Skyline Drive in Hawthorne, New York during the year ended December 31, 2005; the Company has also presented these assets as discontinued operations in the statements of operations for all periods presented.

The following tables summarize income from discontinued operations (net of minority interest) and the related realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net for the three and nine month periods ended September 30, 2006 and 2005:  (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenues	$9,683	$9,858	$29,840	$38,483
Operating and other expenses	(4,252)	(4,781)	(12,958)	(14,548)
Depreciation and amortization	(1,662)	(2,910)	(7,088)	(9,420)
Interest expense (net of interest income)	—	—	4	42
Minority interest	(756)	(395)	(1,926)	(2,287)

Income from discontinued operations (net of minority interest)	$3,013	$1,772	$7,872	$12,270

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Realized gains on disposition of rental property	—	—	$4,905	$12,691
Unrealized losses on disposition of rental property	—	—	—	(1,613)
Minority interest	—	—	(984)	(2,105)

Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	—	—	$3,921	$8,973

7.              SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2006 and December 31, 2005 is as follows:  (dollars in thousands)

	September 30,	December 31,	Effective
	2006	2005	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$299,423	$299,246	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,806	149,765	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,251	299,122	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	98,966	—	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	91,858	91,488	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,392	25,309	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,808	99,787	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,768	201,948	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,233	149,164	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,711	99,680	5.81%

Total Senior Unsecured Notes	$1,631,216	$1,430,509

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

8.              UNSECURED REVOLVING CREDIT FACILITY

2004 Unsecured Facility

On November 23, 2004, the Company obtained an unsecured revolving credit facility (“2004 Unsecured Facility”) with a borrowing capacity of $600.0 million (expandable to $800.0 million).  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points.  The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300.0 million at interest rates less than the current LIBOR plus 65 basis point spread.  As of September 30, 2006, the Company’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 46 points.  The Company may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points.  The 2004 Unsecured Facility, which also required a 20 basis point facility fee on the current borrowing capacity payable quarterly in arrears, was scheduled to mature in November 2007.

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

SUMMARY

As of September 30, 2006 and December 31, 2005, the Company had outstanding borrowings of $412.0 million and $227.0 million respectively, under the 2004 Unsecured Facility.

9.              MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2006 and December 31, 2005 is as follows:  (dollars in thousands)

		Effective	Principal Balance at
		Interest	September 30,	December 31,
Property Name	Lender	Rate (a)	2006	2005	Maturity
Monmouth Executive Center	LaSalle Brothers CMBS	4.98%	—	$16,044	08/01/06	(b)
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	$9,479	9,644	04/01/07
6406 Ivy Lane	Morgan Stanley Guaranty Trust Co.	5.57%	14,840	—	06/01/07
6303 Ivy Lane	State Farm Life Insurance Co.	5.57%	6,114	—	07/01/07
6404 Ivy Lane	TIAA	5.58%	13,819	—	08/01/08
Assumed obligations	Various	4.90%	42,227	53,241	05/01/09	(c)
Various	Prudential Insurance	4.84%	150,000	150,000	01/15/10	(d)
105 Challenger Road	Archon Financial CMBS	6.24%	18,693	—	06/06/10
2200 Renaissance Boulevard	TIAA	5.89%	17,909	18,174	12/01/12
Soundview Plaza	TIAA	6.02%	18,119	18,427	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	5,265	—	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,331	—	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	13,093	—	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,860	—	07/01/14
35 Waterview Blvd.	Wachovia CMBS	6.35%	20,372	—	08/11/14
500 West Putnam Avenue	New York Life Insurance Co.	5.57%	25,000	25,000	01/10/16
23 Main Street	JP Morgan CMBS	5.59%	33,500	33,500	09/01/18
Harborside – Plaza 2 and 3	Northwestern/Principal	—	—	144,642	—	(e)

Total mortgages, loans payable and other obligations			$402,621	$468,672

(a)          Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b)         Mortgage is collateralized by three properties.  On August 1, 2006, the Company repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.

(c)          The obligations mature at various times through May 2009.

(d)         Mortgage is collateralized by seven properties.

(e)          On January 3, 2006, the Company repaid this mortgage loan at par, using borrowings under the 2004 Unsecured Facility.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the nine months ended September 30, 2006 and 2005 was $112,134,000 and $96,593,000 respectively.  Interest capitalized by the Company for the nine months ended September 30, 2006 and 2005 was $4,777,000 and $4,059,000, respectively.

SUMMARY OF INDEBTEDNESS

As of September 30, 2006, the Company’s total indebtedness of $2,445,837,000 (weighted average interest rate of 6.07 percent) was comprised of $412,000,000 of revolving credit facility borrowings (weighted average rate of 5.79 percent) and fixed rate debt and other obligations of $2,033,837,000 (weighted average rate of 6.13 percent).

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

UNIT TRANSACTIONS

The following table sets forth the changes in minority interest which relate to the common units in the Operating Partnership for the nine months ended September 30, 2006:  (dollars in thousands)

	Common	Common
	Units	Unitholders
Balance at January 1, 2006	13,650,439	$400,819
Net income	—	18,236
Distributions	—	(28,766)
Issuance of common units	2,167,053	97,517
Redemption of common units for shares of Common Stock	(221,667)	(6,855)

Balance at September 30, 2006	15,595,825	$480,951

MINORITY INTEREST OWNERSHIP

As of September 30, 2006 and December 31, 2005, the minority interest common unitholders owned 20.0 percent and 18.0 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES

The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold minority interests in many of these ventures.

11.       EMPLOYEE BENEFIT 401(k) PLAN

Employees of the Company, other than those assigned to the Gale Company and affiliated employers, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”).  The 401(k) Plan allows eligible employees to defer from 1 to 30 percent of their annual compensation, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company, at management’s discretion, may match employee contributions and/or make discretionary contributions.  Total expense recognized by the Company for the three months ended September 30, 2006 and 2005 was $100,000 and $100,000, respectively, and for the nine months ended September 30, 2006 and 2005 was $300,000 and $300,000, respectively.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “Gale Plan”).  The Gale Plan allows eligible employees to defer from their annual compensation, the maximum amount permitted under federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Gale Company or the participant’s employer matches the employee’s deferral at the rate of 50 percent on the first six percent of the employee’s annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year.  In addition, the Company, at management’s discretion, may make discretionary contributions.  Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years of service.  Total expense recognized after the completion of the Gale/Green Transactions by the Company for the three and nine months ended September 30, 2006 was $146,000 and $242,000, respectively.

12.       COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended September 30, 2006 and 2005, respectively, and $2.4 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $227,000 and $227,000 for the three months ended September 30, 2006 and 2005, respectively, and $682,000 and $682,000 for the nine months ended September 30, 2006 and 2005, respectively.

The 101 Hudson Street agreement commenced in 1991 for a term of 15 years and expires on December 25, 2006.  The PILOT currently provides for the payment of a minimum annual service charge of approximately $4.2 million, subject to certain adjustments as provided in the PILOT agreement.  The PILOT totaled $1.0 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively.  The PILOT totaled $3.1 million for the nine months ended September 30, 2006 and $2.5 million for the period of time during the nine months ended September 30, 2005 for which the Company owned the property.

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

OPERATING LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable operating leases under which the Company is the lessee, as of September 30, 2006, are as follows:  (dollars in thousands)

Year	Amount
2006	$291
2007	412
2008	68
2009	16
2010	3

Total	$790

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2006, are as follows:  (dollars in thousands)

Year	Amount
2006	$173
2007	690
2008	645
2009	660
2010	660
2011 through 2084	37,107

Total	$39,935

Ground lease expense incurred by the Company during the three months ended September 30, 2006 and 2005 amounted to $203,000 and $172,000, respectively, and was $519,000 and $454,000 for the nine months ended September 30, 2006 and 2005, respectively.

OTHER

The Company may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  88 of our properties, with an aggregate net book value of approximately $868.4 million, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2006 are as follows:  (dollars in thousands)

Year	Amount
2006	$110,092
2007	540,675
2008	496,174
2009	447,419
2010	392,641
2011 and thereafter	1,209,526

Total	$3,196,527

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At September 30, 2006, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

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

STOCK OPTION PLANS

In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through September 30, 2006 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of September 30, 2006 and December 31, 2005, the stock options outstanding had a weighted average remaining contractual life of approximately 4.9 and 5.7 years, respectively.  Stock options exercisable at September 30, 2006 and December 31, 2005 had a weighted average remaining contractual life of approximately 4.4 and 5.2 years, respectively.

Information regarding the Company’s stock option plans for the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2006	1,083,585	$29.63
Exercised	(302,619)	$29.21
Lapsed or canceled	(39,360)	$28.47
Outstanding at September 30, 2006 ($24.63 – $45.47)	741,606	$29.86	$16,271
Options exercisable at September 30, 2006	491,286	$30.57	$10,430
Available for grant at September 30, 2006	4,616,448	—	—

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

No stock options were granted during the nine months ended September 30, 2006.

Cash received from options exercised under all stock option plans was $3.1 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively, and $8.8 million and $15.5 million for the nine months ended September 30, 2006 and 2005, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $2.1 million and $0.7 million, respectively, and $5.2 million and $8.6 million for the nine months ended September 30, 2006 and 2005, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $36,000 and $329,000 for the three months ended September 30, 2006 and 2005, respectively, and $212,000 and $410,000 for the nine months ended September 30, 2006 and 2005, respectively.  Included in stock options expense for the nine months ended September 30, 2006 was a stock option charge of $0.1 million, which resulted from the accelerated vesting of 6,000 unvested options related to the resignation of a non-executive officer of the Company.  As of September 30, 2006, the Company had $4.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.2 years.

STOCK COMPENSATION

The Company has granted stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to five-year vesting period and generally based on time and service, of which 194,946 shares were outstanding at September 30, 2006.  Of the outstanding Restricted Stock Awards granted to executive officers and senior management, 93,746 are contingent upon the Company meeting certain performance and/or stock price appreciation objectives.  All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan.  Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards for the nine months ended September 30, 2006 is summarized below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2006	246,944	$37.17
Granted (a)	10,000	$44.84
Vested	(55,248)	$35.66
Forfeited	(6,750)	$43.59

Outstanding at September 30, 2006	194,946	$37.76

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

During the nine months ended September 30, 2006 and 2005, 4,730 and 5,024 deferred stock units were earned, respectively.  As of September 30, 2006 and December 31, 2005, there were 35,802 and 30,903 deferred stock units outstanding, respectively.

EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended September 30, 2006 and 2005 in accordance with FASB No. 128:  (dollars in thousands)

	Three Months Ended September 30,
Computation of Basic EPS	2006	2005
Income from continuing operations	$13,498	$19,332
Deduct: Preferred stock dividends	(500)	(500)
Income from continuing operations available to common shareholders	12,998	18,832
Income from discontinued operations	3,013	1,772
Net income available to common shareholders	$16,011	$20,604

Weighted average common shares	62,302	61,609

Basic EPS:
Income from continuing operations	$0.21	$0.30
Income from discontinued operations	0.05	0.03
Net income available to common shareholders	$0.26	$0.33

	Three Months Ended September 30,
Computation of Diluted EPS	2006	2005
Income from continuing operations available to common shareholders	$12,998	$18,832
Add: Income from continuing operations attributable to Operating Partnership – common units	3,263	4,205
Income from continuing operations for diluted earnings per share	16,261	23,037
Income from discontinued operations for diluted earnings per share	3,769	2,167
Net income available to common shareholders	$20,030	$25,204

Weighted average common shares	78,258	75,760

Diluted EPS:
Income from continuing operations	$0.21	$0.30
Income from discontinued operations	0.05	0.03
Net income available to common shareholders	$0.26	$0.33

The following information presents the Company’s results for the nine months ended September 30, 2006 and 2005 in accordance with FASB No. 128:  (dollars in thousands)

	Nine Months Ended September 30,
Computation of Basic EPS	2006	2005
Income from continuing operations	$64,949	$59,344
Deduct: Preferred stock dividends	(1,500)	(1,500)
Income from continuing operations available to common shareholders	63,449	57,844
Income from discontinued operations	11,793	21,243
Net income available to common shareholders	$75,242	$79,087

Weighted average common shares	62,158	61,397

Basic EPS:
Income from continuing operations	$1.02	$0.94
Income from discontinued operations	0.19	0.35
Net income available to common shareholders	$1.21	$1.29

	Nine Months Ended September 30,
Computation of Diluted EPS	2006	2005
Income from continuing operations available to common shareholders	$63,449	$57,844
Add: Income from continuing operations attributable to Operating Partnership – common units	15,326	11,134
Income from continuing operations for diluted earnings per share	78,775	68,978
Income from discontinued operations for diluted earnings per share	14,703	25,635
Net income available to common shareholders	$93,478	$94,613

Weighted average common shares	77,664	73,585

Diluted EPS:
Income from continuing operations	$1.01	$0.94
Income from discontinued operations	0.19	0.35
Net income available to common shareholders	$1.20	$1.29

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2006	2005	2006	2005
Basic EPS shares		62,302	61,609	62,158	61,397
Add:	Operating Partnership – common units	15,643	13,755	15,196	11,764
	Stock options	313	396	310	424
Diluted EPS Shares		78,258	75,760	77,664	73,585

Not included in the computations of diluted EPS were 330 stock options and 2,045,745 Series B Preferred Units on an as converted basis into common units, as such securities were anti-dilutive during the nine months ended September 30, 2005.  Unvested shares of restricted stock outstanding as of September 30, 2006 and 2005 were 194,946 and 233,744, respectively.

15.       SEGMENT REPORTING

The Company operates in one business segment - real estate.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  The Company recognized revenues from foreign operations of $1,196,000 and $1,829,000 for the three and nine month periods ended September 30, 2006, respectively.  The Company had no long lived assets in foreign locations as of September 30, 2006 and December 31, 2005.  The accounting policies of the segment are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the segment.

Selected results of operations for the three and nine month periods ended September 30, 2006 and 2005 and selected asset information as of September 30, 2006 and December 31, 2005 regarding the Company’s operating segment are as follows:  (dollars in thousands)

	Total Segment	Corporate & Other (d)	Total Company
Total revenues:
Three months ended:
September 30, 2006	$201,428	$1,789	$203,217
September 30, 2005	153,473	679	154,152
Nine months ended:
September 30, 2006	$537,049	$5,088	$542,137
September 30, 2005	446,137	645	446,782

Total operating and interest expenses(a):
Three months ended:
September 30, 2006	$96,809	$44,871	$141,680	(e)
September 30, 2005	55,167	37,932	93,099	(f)
Nine months ended:
September 30, 2006	$225,407	$129,322	$354,729	(g)
September 30, 2005	153,326	113,515	266,841	(h)

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
September 30, 2006	$(4,757)	—	$(4,757)
September 30, 2005	322	—	322
Nine months ended:
September 30, 2006	$(5,356)	—	$(5,356)
September 30, 2005	552	—	552

Net operating income (b):
Three months ended:
September 30, 2006	$99,862	$(43,082)	$56,780	(e)
September 30, 2005	98,628	(37,253)	61,375	(f)
Nine months ended:
September 30, 2006	$306,286	$(124,234)	$182,052	(g)
September 30, 2005	293,363	(112,870)	180,493	(h)

Total assets:
September 30, 2006	$4,572,467	$96,294	$4,668,761
December 31, 2005	4,097,098	150,404	4,247,502

Total long-lived assets (c):
September 30, 2006	$4,337,317	$1,701	$4,339,018
December 31, 2005	3,921,536	2,066	3,923,602

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

(e)             Excludes $40,132 of depreciation and amortization.

(f)               Excludes $37,838 of depreciation and amortization.

(g)            Excludes $116,980 of depreciation and amortization.

(h)            Excludes $106,067 of depreciation and amortization.

16.       IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

FASB INTERPRETATION No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect that the implementation of FIN 48 will have a material effect on the Company’s consolidated financial position or results of operations.

FINANCIAL ACCOUNTING STANDARDS BOARD (FASB) STATEMENT NO. 157 (“FASB No. 157”), Fair Value Measurements

FASB No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FASB No. 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is their relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  However, for some entities, the application of this statement will change current practice.  This statement is effective for financial statements for fiscal years beginning after November 15, 2007.  The Company does not expect that the implementation of FASB No. 157 will have a material effect on the Company’s consolidated financial position or results of operations.

FASB STATEMENT NO. 158 (“FASB No. 158”), Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – an amendment of FASB No.’s 87, 88, 106 and 132(R)

FASB No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  This statement is effective for fiscal years ending after December 15, 2006.  The Company does not expect that the implementation of FASB No. 158 will have a material effect on the Company’s consolidated financial position or results of operations.

STAFF ACCOUNTING BULLETIN NO. 108 (“SAB No. 108”)

The interpretations in SAB 108 express the staff’s views regarding the process of quantifying financial statement misstatements.  The SEC staff is aware of diversity in practice.  For example, certain registrants do not consider the effects of prior year errors on current year financial statements, thereby allowing improper assets or liabilities to remain unadjusted.  While these errors may not be material if considered only in relation to the balance sheet, correcting the errors could be material to the current year income statement.  Certain registrants have proposed to the staff that allowing these errors to remain on the balance sheet as assets or liabilities in perpetuity is an appropriate application of generally accepted accounting principles.  The staff believes that approach is not in the best interest of the users of financial statements.  The interpretations in this SAB 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.  There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it essentially requires quantification of errors under both the iron-curtain and the roll-over methods.  SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006.  The Company does not expect that SAB 108 will have a material effect on the Company’s consolidated financial position or results of operations.

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

Executive Overview

Mack-Cali Realty Corporation (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $6.5 billion at September 30, 2006.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 321 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 36.1 million square feet, leased to approximately 2,600 tenants.  The properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 11.3 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 91.4 percent at September 30, 2006 as compared to 90.7 percent at June 30, 2006 and 91.0 percent at December 31, 2005.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at September 30, 2006, a lease with a commencement date substantially in the future consisting of 15,125 square feet scheduled to commence in 2009), and leases that expire at the period end date.  Leases that expired as of September 30, 2006, June 30, 2006 and December 31, 2005 aggregate 62,981, 100,121 and 311,623 square feet, respectively, or 0.2, 0.3 and 1.1 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended September 30, 2006 decreased an average of 1.1 percent compared to rates that were in effect under the prior leases, as compared to a 5.4 percent decrease for the three months ended September 30, 2005.  The Company believes that vacancy rates may continue to increase in some of its markets in 2006.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•                  property transactions during the period;

•                  critical accounting policies and estimates;

•                  results of operations for the current periods as compared to the same periods last year; and

•                  liquidity and capital resources.

Property Transactions in 2006

Gale/Green Transactions

On May 9, 2006, the Company completed the acquisitions of:  (i) The Gale Company and certain of its related businesses, which engage in construction, property management, facilities management, and leasing services (collectively, the “Gale Company”); (ii) three office properties; and (iii) indirect interests in a portfolio of office properties, located primarily in New Jersey, which were owned indirectly by The Gale Company and its affiliates (“Gale”) and affiliates of SL Green Realty Corp. (“SL Green”).  The agreements to complete the aforementioned acquisitions (collectively, the “Gale/Green Transactions”) required that the Company complete all of the acquisitions.

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

In connection with the Company’s acquisition of the Gale Company, Mr. Stanley C. Gale and certain other affiliates of Gale are restricted from competing with the Company or hiring the Company’s employees for a period of four years expiring on May 9, 2010.

In addition, the Gale Agreement provides for the Company to acquire certain other ownership interests in up to 11 real estate projects (the “Non-Portfolio Properties”), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions.  Each of the Company’s acquired interests in the Non-Portfolio Properties will provide for the initial distributions of net cash flow solely to the Company, and thereafter an affiliate of Gale controlled by Stanley C. Gale (“Gale Affiliate”) has participation rights (“Gale Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an internal rate of return of 10 percent per annum, accruing on the date or dates of the Company’s investments.  Mr. Gale has caused the Gale Affiliate to transfer certain of his interests in the Non-Portfolio Properties to several former employees of Gale, some of whom are current employees of the Company, including Mark Yeager, one of the Company’s officers.

Through September 30, 2006, the Company completed seven of the acquisitions of interests in the Non-Portfolio Properties, which included the acquisitions of:  a 530,000 square foot, mixed-use office/retail complex; a 139,750 square-foot, fully-leased office property; an office property in development; two vacant land parcels and two pre-developed projects.  The aggregate cost of the completed acquisitions was approximately $24.7 million.

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

Also, as part of the Gale/Green Agreements, the Company entered into a joint venture with SL Green, known as Mack-Green-Gale LLC (“Mack-Green”), to hold an approximate 96 percent interest and act as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”).  The Company acquired its interest in Mack-Green for approximately $116 million, which was funded primarily through borrowing under the Company’s revolving credit facility.  The OP LP owns 100 percent of entities which own 25 office properties (collectively, the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois.  For a discussion of the ownership interests in Mack-Green, see Note 4:  Investments in Unconsolidated Joint Ventures — Mack-Green-Gale LLC.

Property Acquisitions

The Company acquired the following office properties during the nine months ended September 30, 2006:  (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
02/28/06	Capital Office Park (a)	Greenbelt, Maryland	7	842,258	$166,011
05/09/06	35 Waterview Boulevard (b) (c)	Parsippany, New Jersey	1	172,498	32,600
05/09/06	105 Challenger Road (b) (d)	Ridgefield Park, New Jersey	1	150,050	31,792
05/09/06	343 Thornall Street (b) (e)	Edison, New Jersey	1	195,709	41,113
07/31/06	395 W. Passaic Street (f)	Rochelle Park, New Jersey	1	100,589	22,219

Total Property Acquisitions:			11	1,461,104	$293,735

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

(e)          Transaction was funded primarily through borrowing on the Company’s revolving credit facility.

(f)            Transaction was funded primarily through borrowing on the Company’s revolving credit facility and the assumption of $13.1 million of mortgage debt.

Property Sales

The Company sold the following office properties during the nine months ended September 30, 2006:  (dollars in thousands)

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended September 30, 2006 and 2005 was $1.7 million and $1.4 million, respectively, and $4.8 million and $4.1 million for the nine months ended September 30, 2006 and 2005, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, facilities management, leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for the Company and income from tenants for early lease terminations.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2006 (“2006”), as compared to the three and nine months ended September 30, 2005 (“2005”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2005 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2004 (for the nine-month period comparisons), excluding properties sold or held for sale through September 30, 2006, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2005 through September 30, 2006 (for three-month period comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2005 through September 30, 2006 (for the nine-month period comparisons).

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2006	2005	Change	Change
Revenue from rental operations and other:
Base rents	$140,356	$127,770	$12,586	9.9%
Escalations and recoveries from tenants	25,045	21,163	3,882	18.3
Other income	3,927	4,583	(656)	(14.3)
Total revenues from rental operations	169,328	153,516	15,812	10.3

Property expenses:
Real estate taxes	22,652	19,885	2,767	13.9
Utilities	18,766	15,867	2,899	18.3
Operating services	23,534	19,544	3,990	20.4
Total property expenses	64,952	55,296	9,656	17.5

Non-property revenues:
Construction services	23,236	—	23,236	—
Real estate services	10,653	636	10,017	1,575.0
Total non-property revenues	33,889	636	33,253	5,228.5

Non-property expenses:
Direct construction costs	22,568	—	22,568	—
Real estate services salaries, wages and other costs	6,686	—	6,686	—
General and administrative	12,173	7,952	4,221	53.1
Depreciation and amortization	40,132	37,838	2,294	6.1
Total non-property expenses	81,559	45,790	35,769	78.1
Operating income	56,706	53,066	3,640	6.9
Other (expense) income:
Interest expense	(35,815)	(30,159)	(5,656)	(18.8)
Interest and other investment income	514	308	206	66.9
Equity in earnings (loss) of unconsolidated joint ventures	(4,757)	322	(5,079)	(1,577.3)
Minority interest in consolidated joint ventures	113	—	113	—
Gain on sale of investment in marketable securities	—	—	—	—
Gain on sale of investment in unconsolidated joint ventures	—	—	—	—
Total other (expense) income	(39,945)	(29,529)	(10,416)	(35.3)

Income from continuing operations before minority interest in Operating Partnership	16,761	23,537	(6,776)	(28.8)
Minority interest in Operating Partnership	(3,263)	(4,205)	942	22.4
Income from continuing operations	13,498	19,332	(5,834)	(30.2)
Discontinued operations (net of minority interest):
Income from discontinued operations	3,013	1,772	1,241	70.0
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	—	—	—
Total discontinued operations, net	3,013	1,772	1,241	70.0
Net income	16,511	21,104	(4,593)	(21.8)
Preferred stock dividends	(500)	(500)	—	—
Net income available to common shareholders	$16,011	$20,604	$(4,593)	(22.3)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$12,586	9.9%	$5,579	4.4%	$7,007	5.5%
Escalations and recoveries from tenants	3,882	18.3	3,301	15.6	581	2.7
Other income	(656)	(14.3)	(1,006)	(21.9)	350	7.6
Total	$15,812	10.3%	$7,874	5.1%	$7,938	5.2%

Property expenses:
Real estate taxes	$2,767	13.9%	$1,714	8.6%	$1,053	5.3%
Utilities	2,899	18.3	1,984	12.5	915	5.8
Operating services	3,990	20.4	1,743	8.9	2,247	11.5
Total	$9,656	17.5%	$5,441	9.8%	$4,215	7.7%

OTHER DATA:
Number of Consolidated Properties (excluding properties held for sale):	255		240		15
Square feet (in thousands)	28,866		27,169		1,697

Base rents for the Same-Store Properties increased $5.6 million, or 4.4 percent, for 2006 as compared to 2005, due primarily to an increase in the percentage of space leased at the properties in 2006 from 2005.  Escalations and recoveries from tenants for the Same-Store Properties increased $3.3 million, or 15.6 percent, for 2006 over 2005, due primarily to an increased amount of total property expenses in 2006.  Other income for the Same-Store Properties decreased $1.0 million, or 21.9 percent, due primarily to a decrease in lease termination fees in 2006, partially offset by $1.4 million recognized in 2006 for additional purchase consideration earned from a past sale of a joint venture interest.

Real estate taxes on the Same-Store Properties increased $1.7 million, or 8.6 percent, for 2006 as compared to 2005, due primarily to property tax rate increases in certain municipalities in 2006.  Utilities for the Same-Store Properties increased $2.0 million, or 12.5 percent, for 2006 as compared to 2005, due primarily to increased electric rates in 2006 as compared to 2005.  Operating services for the Same-Store Properties increased $1.7 million, or 8.9 percent due primarily to increased insurance costs of $1.0 million and increased maintenance costs of $0.9 million, partially offset by a decrease in salaries and related expenses of $0.2 million, for 2006 as compared to 2005.

Construction services amounted to $23.2 million in 2006, due to the effect of the Company’s acquisitions of The Gale Company and its related businesses (the “Gale/Green Transactions”).  Real estate services increased by $10.7 million, for 2006 as compared to 2005, due primarily to the effect of the Gale/Green Transactions.

Direct construction costs totaled $22.6 million in 2006, due primarily to the effect of the Gale/Green Transactions.  Real estate service salaries, wages and other costs equaled $6.7 million in 2006 due primarily to the effect of the Gale/Green Transactions.  General and administrative increased by $4.2 million, or 53.1 percent, for 2006 as compared to 2005 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $2.3 million, or 6.1 percent, for 2006 over 2005.  Of this increase, $2.8 million, or 7.3 percent, is attributable to the Acquired Properties, partially offset by a decrease of $0.5 million, or 1.2 percent, which is attributable to the Same-Store Properties.

Interest expense increased $5.7 million, or 18.8 percent, for 2006 as compared to 2005.  This increase was due primarily to higher average debt balances in 2006 as compared to 2005.

Interest and other investment income increased $0.2 million, or 66.9 percent, for 2006 as compared to 2005.  This increase was due primarily to higher cash balances invested during the period as well as an overall increase in interest rates.

Equity in earnings of unconsolidated joint ventures decreased $5.1 million, or 1,577.3 percent, for 2006 as compared to 2005.  The decrease was due primarily to a loss of $2.7 million in the Mack-Green joint venture, a loss of $1.9 million in the Meadowlands Xanadu joint venture, and an increased loss of $0.4 million due to the G&G Martco joint venture.

Income from continuing operations before minority interest in Operating Partnership decreased to approximately $16.8 million in 2006 from $23.5 million in 2005.  The decrease of approximately $6.7 million is due to the factors discussed above.

Net income available to common shareholders decreased by approximately $4.6 million, from $20.6 million in 2005 to $16.0 million in 2006.  This decrease was the result of a decrease in income from continuing operations before minority interest in Operating Partnership of $6.7 million, partially offset by an increase in income from discontinued operations of $1.2 million and a decrease in minority interest in Operating Partnership of approximately $0.9 million.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2006	2005	Change	Change
Revenue from rental operations and other:
Base rents	$406,989	$380,284	$26,705	7.0%
Escalations and recoveries from tenants	69,862	57,128	12,734	22.3
Other income	9,985	7,517	2,468	32.8
Total revenues from rental operations	486,836	444,929	41,907	9.4

Property expenses:
Real estate taxes	64,891	56,890	8,001	14.1
Utilities	46,789	38,648	8,141	21.1
Operating services	66,024	59,428	6,596	11.1
Total property expenses	177,704	154,966	22,738	14.7

Non-property revenues:
Construction services	36,286	—	36,286	—
Real estate services	19,015	1,853	17,162	926.4
Total non-property revenues	55,301	1,853	53,448	2,884.4

Non-property expenses:
Direct construction costs	35,148	—	35,148	—
Real estate services salaries, wages and other costs	10,820	—	10,820	—
General and administrative	32,796	23,449	9,347	39.9
Depreciation and amortization	116,980	106,067	10,913	10.3
Total non-property expenses	195,744	129,516	66,228	51.1
Operating income	168,689	162,300	6,389	3.9
Other (expense) income:
Interest expense	(100,620)	(88,919)	(11,701)	(13.2)
Interest and other investment income	2,359	493	1,866	378.5
Equity in earnings (loss) of unconsolidated joint ventures	(5,356)	552	(5,908)	(1,070.3)
Minority interest in consolidated joint ventures	143	(74)	217	293.2
Gain on sale of investment in marketable securities	15,060	—	15,060	—
Gain on sale of investment in unconsolidated joint ventures	—	35	(35)	(100.0)
Total other (expense) income	(88,414)	(87,913)	(501)	(0.6)

Income from continuing operations before minority interest in Operating Partnership	80,275	74,387	5,888	7.9
Minority interest in Operating Partnership	(15,326)	(15,043)	(283)	(1.9)
Income from continuing operations	64,949	59,344	5,605	9.4
Discontinued operations (net of minority interest):
Income from discontinued operations	7,872	12,270	(4,398)	(35.8)
Realized gains (losses) and unrealized losses on disposition of rental property, net	3,921	8,973	(5,052)	(56.3)
Total discontinued operations, net	11,793	21,243	(9,450)	(44.5)
Net income	76,742	80,587	(3,845)	(4.8)
Preferred stock dividends	(1,500)	(1,500)	—	—
Net income available to common shareholders	$75,242	$79,087	$(3,845)	(4.9)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$26,705	7.0%	$5,242	1.4%	$21,463	5.6%
Escalations and recoveries from tenants	12,734	22.3	7,396	12.9	5,338	9.4
Other income	2,468	32.8	2,962	39.4	(494)	(6.6)
Total	$41,907	9.4%	$15,600	3.5%	$26,307	5.9%

Property expenses:
Real estate taxes	$8,001	14.1%	$4,993	8.8%	$3,008	5.3%
Utilities	8,141	21.1	4,806	12.4	3,335	8.7
Operating services	6,596	11.1	1,262	2.1	5,334	9.0
Total	$22,738	14.7%	$11,061	7.1%	$11,677	7.6%

OTHER DATA:
Number of Consolidated Properties (excluding properties held for sale):	255		238		17
Square feet (in thousands)	28,866		25,573		3,293

Base rents for the Same-Store Properties increased $5.2 million, or 1.4 percent, for 2006 as compared to 2005, due primarily to an increase in the percentage of space leased at the properties in 2006 from 2005.  Escalations and recoveries from tenants for the Same-Store Properties increased $7.4 million, or 12.9 percent, for 2006 over 2005, due primarily to an increased amount of total property expenses in 2006.  Other income for the Same-Store Properties increased $3.0 million, or 39.4 percent, due primarily to the receipt of a legal settlement by the Company of $2.0 million in 2006 and $1.4 million recognized in 2006 for additional purchase consideration earned from a past sale of a joint venture interest.

Real estate taxes on the Same-Store Properties increased $5.0 million, or 8.8 percent, for 2006 as compared to 2005, due primarily to property tax rate increases in certain municipalities in 2006.  Utilities for the Same-Store Properties increased $4.8 million, or 12.4 percent, for 2006 as compared to 2005, due primarily to increased electric rates in 2006 as compared to 2005.  Operating services for the Same-Store Properties increased $1.3 million, or 2.1 percent, due primarily to increased maintenance and related labor costs of $3.0 million for 2006 as compared to 2005, partially offset by a decrease in snow removal costs of $1.9 million.

Construction services amounted to $36.3 million in 2006, due to the effect of the Gale/Green Transactions.  Real estate services increased by $17.2 million, or 926.2 percent, for the 2006 as compared to 2005, due primarily to the effect of the Gale/Green Transactions.

Direct construction costs totaled $35.1 million in 2006, due primarily to the effect of the Gale/Green Transactions.  Real estate service salaries, wages and other costs equaled $10.8 million in 2006, due primarily to the effect of the Gale/Green Transactions.  General and administrative increased by $9.3 million, or 39.9 percent, for 2006 as compared to 2005 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $10.9 million, or 10.3 percent, for 2006 over 2005.  Of this increase, approximately $9.2 million, or 8.7 percent, is attributable to the Acquired Properties, and $1.7 million, or 1.6 percent is attributable to the Same-Store Properties.

Interest expense increased $11.7 million, or 13.2 percent, for 2006 as compared to 2005.  This increase was due primarily to higher average debt balances in 2006 as compared to 2005.

Interest and other investment income increased $1.9 million, or 378.5 percent, for 2006 as compared to 2005.  This increase was due primarily to the receipt of approximately $1.1 million of dividends on the Company’s investment in marketable securities, as well as higher cash balances invested in 2006 as compared to 2005.

Equity in earnings of unconsolidated joint ventures decreased $5.9 million, or 1,070.3 percent, for 2006 as compared to 2005.  The decrease was due primarily to a loss of $4.0 million in 2006 in the Mack-Green joint venture and a loss of $1.9 million in 2006 in the Meadowlands Xanadu joint venture.

The Company recognized a gain on sale of investment in marketable securities of $15.1 million in 2006.

Income from continuing operations before minority interest in Operating Partnership increased to approximately $80.3 million in 2006 from $74.4 million in 2005.  The increase of approximately $5.9 million is due to the factors discussed above.

Net income available to common shareholders decreased by approximately $3.9 million, from $79.1 million in 2005 to $75.2 million in 2006.  This decrease was the result of realized gains (losses) and unrealized losses on disposition of rental property of $9.0 million in 2005, a decrease in income from discontinued operations of $4.4 million, and an increase in minority interest in Operating Partnership of $0.3 million.  These were partially offset by an increase in income from continuing operations before minority interest in Operating Partnership of $5.9 million for 2006 as compared to 2005 and realized gains (losses) and unrealized losses on disposition of rental property of $3.9 million in 2006.

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

Gale Company Earn-Out:

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

Construction Projects:

The Company entered into a 15-year lease with AAA Mid-Atlantic (“AAA”) for a 120,000 square foot office building to be constructed by the Company in its Horizon Center Business Park located in Hamilton Township, New Jersey.  The building is expected to be completed during the latter part of 2006 at an estimated cost of approximately $19.2 million (of which the Company has incurred $12.9 million through September 30, 2006), which is expected to be funded through borrowings on the Company’s unsecured credit facility.  Concurrent with the signing of the lease, the Company executed a purchase and sale agreement with AAA pursuant to which the Company, upon the commencement of the 120,000 square foot lease, will acquire AAA’s three office and office/flex buildings, totaling approximately 84,000, square feet and certain vacant, developable land, all located in Hamilton Township, New Jersey, for a total purchase price of approximately $10 million, subject to certain conditions.

Additionally, the Company, through a joint venture with the PRC Group, is constructing a 92,878 square-foot office property, to be known as Red Bank Corporate Plaza, located in Red Bank, New Jersey, on land contributed by its joint venture partner.  The project is fully leased to Hovnanian Enterprise, Inc. for a 10-year term.  The total cost of the project, which is expected to be completed in the third quarter 2007, is estimated to be approximately $27 million, of which the Company currently expects to fund approximately $3 million.  On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank.  The loan carries an interest rate of LIBOR plus 130 basis points and matures in April 2008.  The loan currently has three one-year extension options subject to certain conditions, each of which require payment of a fee.

Property Sales:

In the third quarter 2006, the Company entered into agreements to sell its 19 remaining office buildings, aggregating 1.4 million square feet, and land holdings in Denver and Colorado Springs, Colorado; and its remaining holdings in San Francisco, California, comprised of two office properties, aggregating 451,000 square feet, and a joint venture interest in a 306,000 square foot office property.  The Company is anticipating to receive total proceeds of approximately $337 million from the sales, which are expected to be completed in three separate transactions by the end of 2006.  The Company intends to use the sales proceeds to repay approximately $250 million of outstanding borrowings on its revolving credit facility, for investments in property acquisitions and for general corporate purposes.

REIT Restrictions:

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders which, based upon current policy, in the aggregate would equal approximately $160.3 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would only be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.

Property Lock-Ups:

The Company may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  88 of our properties, with an aggregate net book value of approximately $868.4 million, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of September 30, 2006, the Company had 256 unencumbered properties, totaling 26.5 million square feet, representing 86.1 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $39.6 million to $20.8 million at September 30, 2006, compared to $60.4 million at December 31, 2005.  The decrease is comprised of the following net cash flow items:

(1)                                  $157.0 million provided by operating activities.

(2)                                  $262.2 million used in investing activities, consisting primarily of the following:

(a)                                     $192.1 million used for additions to rental property and related intangibles; plus

(b)                                    $149.0 million used in investing in unconsolidated joint ventures; plus

(c)                                     $11.9 million used for the purchase of marketable securities; minus

(d)                                    $78.6 million received from proceeds from the sale of marketable securities; minus

(e)                                     $18.9 million received from proceeds from the sales of rental property.

(3)                                  $65.6 million provided by financing activities, consisting primarily of the following:

(a)                                  $660.3 million from borrowings under the Company’s unsecured credit facility; plus

(b)                                 $199.9 million from proceeds from the sale of senior unsecured notes; minus

(c)                                  $550.2 million used for the repayment of borrowings under the Company’s unsecured credit facility; minus

(d)                                 $156.4 million used for the repayment of mortgages, loans payable and other obligations; minus

(e)                                  $146.5 million used for the payment of dividends and distributions.

Debt Financing
Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2006:

	Balance	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
	($000’s)
Fixed Rate Unsecured Debt	$1,673,443	68.43%	6.28%	5.53
Fixed Rate Secured Debt and Other Obligations	360,394	14.73%	5.44%	5.17
Variable Rate Unsecured Debt	412,000	16.84%	5.79%	3.15

Totals/Weighted Average:	$2,445,837	100.00%	6.07%	5.08

Debt Maturities:

Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of September 30, 2006 are as follows:

Period	Scheduled Amortization	Principal Maturities	Total	Weighted Average Interest Rate of Future Repayments (a)
	($000’s)	($000’s)	($000’s)
2006	$6,849	—	$6,849	5.00%
2007	19,691	$29,441	49,132	5.64%
2008	17,993	12,563	30,556	5.25%
2009	9,752	712,000	721,752	6.49%
2010	2,794	334,500	337,294	5.26%
Thereafter	15,267	1,293,091	1,308,358	6.11%
Sub-total	72,346	2,381,595	2,453,941	6.07%
Adjustment for unamortized debt discount/premium, net, as of September 30, 2006	(8,104)	—	(8,104)

Totals/Weighted Average	$64,242	$2,381,595	$2,445,837	6.07%

(a)          Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of September 30, 2006 of 5.33 percent was used in calculating revolving credit facility.

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

The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of September 30, 2006) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

The Company has an unsecured revolving credit facility with a current borrowing capacity of $600 million from a group of 23 lenders, which is expandable to $800 million (“2004 Unsecured Facility”).  As of October 25, 2006, the Company had $428 million of outstanding borrowings under the 2004 Unsecured Facility.

The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) under the 2004 Unsecured Facility is currently LIBOR plus 65 basis points.  The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 65 basis point spread.  As of September 30, 2006, the Company’s outstanding borrowings carried a weighted average interest rate of LIBOR plus 46 points.  The Company may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points.  The 2004 Unsecured Facility also currently requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears.  The 2004 Unsecured Facility matures in November 2009, with an extension option of one year, which would require a payment of 25 basis points of the then borrowing capacity of the facility upon exercise.

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

On August 1, 2006, the Company repaid its $15.6 million loan with LaSalle Bank National Banking Association collateralized by 2 Paragon Way, 3 Paragon Way and 100 Willowbrook Road, which was scheduled to mature on September 1, 2006, at par, using borrowings under the 2004 Unsecured Facility.

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 23, 2006, the Company had $428 million of outstanding borrowings under its $600 million unsecured revolving credit facility.  The Company has approximately $30.4 million of mortgage indebtedness maturing from October 1, 2006 through September 30, 2007.  The Company is reviewing various refinancing options, including the public issuance of additional unsecured debt, the issuance in public or private transactions of preferred equity instruments and/or obtaining additional mortgage debt, some or all of which may be completed during 2006.  The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs both in the short and long-term.  However, if these sources of funds are insufficient or unavailable, the Company’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:

The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units since December 31, 2005:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2006	62,019,646	13,650,439	75,670,085
Stock options exercised	302,619	—	302,619
Common units redeemed for Common Stock	221,666	(221,666)	—
Common units redeemed for cash	—	(1)	(1)
Common units issued	—	2,167,053	2,167,053
Shares issued under Dividend Reinvestment and Stock Purchase Plan	4,025	—	4,025
Restricted shares issued, net of cancellations	3,250	—	3,250

Outstanding at September 30, 2006	62,551,206	15,595,825	78,147,031

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

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $600 million of securities have been sold through October 23, 2006 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures aggregating $571 million at September 30, 2006, is non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $7.3 million letter of credit in support of the Harborside South Pier joint venture, $3.6 million of which is indemnified by Hyatt.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, and ground lease agreements as of September 30, 2006:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	year	Years	years	Years	years
Senior unsecured notes	$1,992,000	$100,494	$490,114	$602,701	$798,691	—
Revolving credit facility (1)	487,539	23,854	47,709	415,976	—	—
Mortgages, loans payable and other obligations	506,721	76,756	77,057	192,308	129,513	$31,087
Payments in lieu of taxes (PILOT)	72,160	5,202	12,655	8,587	23,051	22,665
Operating lease payments	790	291	496	3	—	—
Ground lease payments	39,935	690	1,972	1,320	3,339	32,614
Total	$3,099,145	$207,287	$630,003	$1,220,895	$954,594	$86,366

(1)          Interest payments assume current credit facility borrowings and interest rates remain at the September 30, 2006 level until maturity.

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

All of the above appeals have been consolidated by the Appellate Division.  On August 17, 2006, the Appellate Division issued an opinion affirming NJSEA’s selection of the Meadowlands Venture and rejecting the appellants’ arguments in all respects.  On August 28, 2006, Hartz made a motion before the Appellate Division for reconsideration of this decision and for supplementation of the record.  That motion is pending.

On September 30, 2004, the Borough of Carlstadt filed an action in the Superior Court of New Jersey Law Division, challenging Meadowlands Xanadu, which asserted claims that are substantially the same as claims asserted by Hartz and Braha in the above appeals.  By Order dated November 19, 2004, the Law Division transferred that matter to the Superior Court of New Jersey, Appellate Division.  This matter was voluntarily dismissed by Carlstadt in accordance with a March 22, 2006 Settlement Agreement and Release between Carlstadt and the Meadowlands Venture.

Several appeals filed by Hartz, the Sierra Club and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission (“NJMC”) and the New Jersey Department of Environmental Protection (“NJDEP”) remain pending before the Appellate Division.  Some of these appeals challenge NJDEP’s issuance of a stream encroachment permit, waterfront development permit, and coastal zone consistency determination for Meadowlands Xanadu.  Other of these appeals are from NJDEP’s and NJMC’s issuance of reports in connection with a consultation process the NJSEA was statutorily required to undertake in connection with any NJSEA-development project.

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

Approximately $2.0 billion of the Company’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the variable rate debt as of September 30, 2006 was LIBOR plus 65 basis points.

(dollars in thousands)

September 30, 2006	Maturity Date
Debt,	10/1/06 –
including current portion	12/31/06	2007	2008	2009	2010	Thereafter	Total	Fair Value

Fixed Rate	$4,557	$47,612	$29,399	$308,898	$336,398	$1,306,973	$2,033,837	$2,055,497
Average Interest Rate	5.00%	5.64%	5.25%	7.41%	5.26%	6.11%	6.13%

Variable Rate				$412,000			$412,000	$412,000

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

All of the above appeals have been consolidated by the Appellate Division.  On August 17, 2006, the Appellate Division issued an opinion affirming NJSEA’s selection of the Meadowlands Venture and rejecting the appellants’ arguments in all respects.  On August 28, 2006, Hartz made a motion before the Appellate Division for reconsideration of this decision and for supplementation of the record.  That motion is pending.

On September 30, 2004, the Borough of Carlstadt filed an action in the Superior Court of New Jersey Law Division, challenging Meadowlands Xanadu, which asserted claims that are substantially the same as claims asserted by Hartz and Braha in the above appeals.  By Order dated November 19, 2004, the Law Division transferred that matter to the Superior Court of New Jersey, Appellate Division.  This matter was voluntarily dismissed by Carlstadt in accordance with a March 22, 2006, Settlement Agreement and Release between Carlstadt and the Meadowlands Venture.

Several appeals filed by Hartz, the Sierra Club and others, including certain environmental groups, that challenge certain approvals received by the Meadowlands Venture from the NJSEA, the New Jersey Meadowlands Commission (“NJMC”) and the New Jersey Department of Environmental Protection (“NJDEP”) remain pending before the Appellate Division.  Some of these appeals challenge NJDEP’s issuance of a stream encroachment permit, waterfront development permit, and coastal zone consistency determination for Meadowlands Xanadu.

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

Not Applicable.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  COMMON UNITS

During the three months ended September 30, 2006, the Company issued 85,800 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty Corporation
(Registrant)

Date: November 1, 2006	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: November 1, 2006	By:	/s/ Barry Lefkowitz
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

10.90	Form of Limited Liability Company Operating Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.91*	Agreement of Sale and Purchase dated August 9, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC.

10.92*	First Amendment to Agreement of Sale and Purchase dated September 6, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC.

10.93*	Second Amendment to Agreement of Sale and Purchase dated September 15, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC.

10.94*	Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC.

31.1*	Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, and the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith