Form 10-Q
period 2007-06-30
MACK CALI REALTY CORP
filed 2007-08-02
CIK 924901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 27, 2007, there were 67,927,213 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Rental property
Land and leasehold interests	$722,777	$659,169
Buildings and improvements	3,736,777	3,549,699
Tenant improvements	365,469	356,495
Furniture, fixtures and equipment	8,496	8,224
	4,833,519	4,573,587
Less – accumulated depreciation and amortization	(833,492)	(796,793)
	4,000,027	3,776,794
Rental property held for sale, net	5,826	—
Net investment in rental property	4,005,853	3,776,794
Cash and cash equivalents	18,903	101,223
Investments in unconsolidated joint ventures	181,059	160,301
Unbilled rents receivable, net	106,215	100,847
Deferred charges and other assets, net	261,965	240,637
Restricted cash	16,795	15,448
Accounts receivable, net of allowance for doubtful accounts of $2,715 and $1,260	29,432	27,639

Total assets	$4,620,222	$4,422,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior unsecured notes	$1,632,014	$1,631,482
Revolving credit facility	115,000	145,000
Mortgages, loans payable and other obligations	336,534	383,477
Dividends and distributions payable	53,689	50,591
Accounts payable, accrued expenses and other liabilities	146,689	122,134
Rents received in advance and security deposits	51,116	45,972
Accrued interest payable	33,832	34,106
Total liabilities	2,368,874	2,412,762

Minority interests:
Operating Partnership	475,226	480,103
Consolidated joint ventures	1,555	2,117
Total minority interests	476,781	482,220
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000 and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized, 67,923,941 and 62,925,191 shares outstanding	679	629
Additional paid-in capital	1,971,901	1,708,053
Dividends in excess of net earnings	(223,013)	(205,775)
Total stockholders’ equity	1,774,567	1,527,907

Total liabilities and stockholders’ equity	$4,620,222	$4,422,889

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES
Base rents	$142,482	$133,333	$282,039	$260,839
Escalations and recoveries from tenants	25,766	23,272	51,986	44,243
Construction services	23,469	13,049	45,810	13,049
Real estate services	4,959	7,734	7,700	8,363
Other income	3,854	5,401	6,252	8,184
Total revenues	200,530	182,789	393,787	334,678

EXPENSES
Real estate taxes	23,852	21,162	47,322	41,932
Utilities	15,329	13,214	32,874	27,670
Operating services	27,348	25,880	51,974	46,036
Direct construction costs	22,634	12,579	43,545	12,579
General and administrative	12,870	11,846	23,940	20,621
Depreciation and amortization	43,823	39,476	85,274	75,955
Total expenses	145,856	124,157	284,929	224,793
Operating income	54,674	58,632	108,858	109,885

OTHER (EXPENSE) INCOME
Interest expense	(31,333)	(33,034)	(62,269)	(64,109)
Interest and other investment income	1,571	399	3,188	1,845
Equity in earnings (loss) of unconsolidated joint ventures	(1,696)	(846)	(3,927)	(599)
Minority interest in consolidated joint ventures	214	30	441	30
Gain on sale of investment in marketable securities	—	—	—	15,060
Total other (expense) income	(31,244)	(33,451)	(62,567)	(47,773)
Income from continuing operations before Minority interest in Operating Partnership	23,430	25,181	46,291	62,112
Minority interest in Operating Partnership	(4,197)	(4,950)	(8,418)	(11,790)
Income from continuing operations	19,233	20,231	37,873	50,322
Discontinued operations (net of minority interest):
Income from discontinued operations	598	2,982	1,037	5,988
Realized gains (losses) and unrealized losses on disposition of rental property, net	31,747	3,921	31,747	3,921
Total discontinued operations, net	32,345	6,903	32,784	9,909
Net income	51,578	27,134	70,657	60,231
Preferred stock dividends	(500)	(500)	(1,000)	(1,000)
Net income available to common shareholders	$51,078	$26,634	$69,657	$59,231

Basic earnings per common share:
Income from continuing operations	$0.28	$0.32	$0.55	$0.79
Discontinued operations	$0.47	$0.11	$0.49	0.16
Net income available to common shareholders	$0.75	$0.43	$1.04	$0.95

Diluted earnings per common share:
Income from continuing operations	$0.28	$0.32	$0.55	$0.79
Discontinued operations	$0.47	$0.11	$0.49	0.16
Net income available to common shareholders	$0.75	$0.43	$1.04	$0.95

Dividends declared per common share	$0.64	$0.63	$1.28	$1.26

Basic weighted average shares outstanding	67,799	62,182	66,753	62,085

Diluted weighted average shares outstanding	83,193	78,067	82,220	77,359

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands) (unaudited)

					Additional	Dividends in	Total
	Preferred Stock		Common Stock		Paid-In	Excess of	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	Equity
Balance at January 1, 2007	10	$25,000	62,925	$629	$1,708,053	$(205,775)	$1,527,907
Net income	—	—	—	—	—	70,657	70,657
Preferred stock dividends	—	—	—	—	—	(1,000)	(1,000)
Common stock dividends	—	—	—	—	—	(86,895)	(86,895)
Common Stock offering	—	—	4,650	47	251,685	—	251,732
Redemption of common units for common stock	—	—	207	2	6,440	—	6,442
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	3	—	146	—	146
Stock options exercised	—	—	126	1	3,613	—	3,614
Stock options expense	—	—	—	—	66	—	66
Directors Deferred compensation plan	—	—	—	—	159	—	159
Issuance of restricted stock	—	—	13	—	—	—	—
Amortization of stock compensation	—	—	—	—	1,739	—	1,739

Balance at June 30, 2007	10	$25,000	67,924	$679	$1,971,901	$(223,013)	$1,774,567

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,657	$60,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,274	75,955
Depreciation and amortization on discontinued operations	424	6,319
Stock options expense	66	176
Amortization of stock compensation	1,739	1,438
Amortization of deferred financing costs and debt discount	1,421	1,446
Distribution of cumulative earnings from joint ventures	1,000	—
Equity in (earnings) losses of unconsolidated joint ventures, net	3,927	599
Gain on sale of marketable securities available for sale	—	(15,060)
Realized (gain) losses and unrealized losses on disposition of rental property (net of minority interest)	(31,747)	(3,921)
Minority interest in Operating Partnership	8,418	11,790
Minority interest in consolidated joint ventures	(441)	30
Minority interest in income from discontinued operations	236	1,443
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(5,921)	(11,460)
Increase in deferred charges and other assets, net	(18,316)	(36,897)
Increase in accounts receivable, net	(1,793)	(19,888)
Increase in accounts payable, accrued expenses and other liabilities	3,473	36,421
Increase in rents received in advance and security deposits	5,144	2,913
(Decrease) increase in accrued interest payable	(274)	8,412

Net cash provided by operating activities	$123,287	$119,947

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(327,864)	$(150,189)
Repayments of notes receivable	81	77
Investment in unconsolidated joint ventures	(20,141)	(134,183)
Purchase of marketable securities available for sale	—	(11,912)
Proceeds from sale of rental property	45,755	18,912
Proceeds from sale of marketable securities available for sale	—	78,609
Increase in restricted cash	(1,347)	(7,120)

Net cash used in investing activities	$(303,516)	$(205,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	—	$199,914
Borrowings from revolving credit facility	$269,000	530,250
Repayment of revolving credit facility	(299,000)	(440,250)
Repayment of mortgages, loans payable and other obligations	(21,781)	(152,521)
Payment of financing costs	(1,414)	(385)
Proceeds from offering of Common Stock	251,732	—
Proceeds from stock options exercised	3,614	5,773
Payment of dividends and distributions	(104,242)	(96,902)

Net cash provided by financing activities	$97,909	$45,879

Net decrease in cash and cash equivalents	$(82,320)	$(39,980)
Cash and cash equivalents, beginning of period	101,223	60,397

Cash and cash equivalents, end of period	$18,903	$20,417

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.              ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third-parties.  As of June 30, 2007, the Company owned or had interests in 302 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 34.8 million square feet, which are comprised of 291 buildings, primarily office and office/flex buildings, totaling approximately 34.4 million square feet (which include 44 buildings, primarily office buildings, aggregating 5.4 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

2.              SIGNIFICANT ACCOUNTING POLICIES

Rental Property                                Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction and development in-progress of $117,594,000 and $116,151,000 (including land of $65,853,000 and $63,136,000) as of June 30, 2007 and December 31, 2006, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred

Financing Costs                             Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $713,000 and $725,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,421,000 and $1,446,000 for the six months ended June 30, 2007 and 2006, respectively.

Deferred

Leasing Costs                                           Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $927,000 and $817,000 for the three months ended June 30, 2007 and 2006, respectively, and $2,064,000 and $1,666,000 for the six months ended June 30, 2007 and 2006, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FAS No. 109”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

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

Dividends and

Distributions

Payable                                                                           The dividends and distributions payable at June 30, 2007 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (67,925,301 shares), and distributions payable to minority interest common unitholders of the Operating Partnership (15,250,592 common units) for all such holders of record as of July 5, 2007 with respect to the second quarter 2007.  The second quarter 2007 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.64 per common share and unit were approved by the Board of Directors on June 13, 2007.  The preferred stock dividends, common stock dividends and common unit distributions payable were paid on July 16, 2007.

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

Costs Incurred For

Stock Issuances                                 Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

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

In 2002, the Company adopted the provisions of FASB No. 123, and in 2006, the Company adopted the provisions of FASB No. 123(R), which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock and stock options expense of $907,000 and $884,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,804,000 and $1,614,000 for the six months ended June 30, 2007 and 2006, respectively.

Other

Comprehensive

Income                                                                               Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale. For the six months ended June 30, 2007 and 2006, respectively, other comprehensive income was 0 and $790,000.

Reclassifications                          Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.              REAL ESTATE TRANSACTIONS

Property Acquisitions

The Company acquired the following office properties during the six months ended June 30, 2007:  (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
05/08/07	AAA Properties (a)	Hamilton Township, New Jersey	2	69,232	$9,048
06/11/07	125 Broad Street (b) (c)	New York, New York	1	524,476	274,091

Total Property Acquisitions:			3	593,708	$283,139

(a)          Included in this transaction was the acquisition of two parcels of developable land aggregating approximately 13 acres.

(b)         Acquisition represented two units of office condominium interests, which collectively comprise floors 2 through 16, or 39.6 percent, of the 40-story, 1.2 million square-foot building.

(c)          Transaction was funded primarily through borrowing on the Company’s revolving credit facility.

Properties Commencing Initial Operations

The following property commenced initial operations during the six months ended June 30, 2007:  (dollars in thousands)

			# of	Rentable	Investment by
Date	Property/Address	Location	Bldgs.	Square Feet	Company (a)
05/08/07	700 Horizon Drive	Hamilton Township, New Jersey	1	120,000	$16,699

Total Properties Commencing Initial Operations:			1	120,000	$16,699

(a)          Development costs were funded primarily through draws on the Company’s revolving credit facility.  Amounts are as of June 30, 2007.

Land Acquisition

In February 2007, the Company exercised its option to acquire approximately 43 acres of land sites within its Capital Office Park complex in Greenbelt, Maryland, which is able to accommodate the development of up to 600,000 square feet of office space, for $13 million.  The option was acquired as part of the acquisition of the office complex in February 2006.  On May 25, 2007, the Company completed the purchase of the land for approximately $13 million, which consisted of 114,911 common operating partnership units valued at $5.2 million, and the remainder in cash.

Property Sales

The Company sold the following office properties during the six months ended June 30, 2007:  (dollars in thousands)

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
05/10/07	1000 Bridgeport	Shelton, Connecticut	1	133,000	$16,411	$13,782	$2,629
06/11/07	500 W. Putnam	Greenwich, Connecticut	1	121,250	54,344	18,113	36,231

Total Office Property Sales:			2	254,250	$70,755	$31,895	$38,860

Gale Earn-Out

The agreement to acquire the Gale Company (“Gale Agreement”), which was completed as part of the Gale/Green transactions on May 9, 2006, contained earn-out provisions (“Earn-Out”) providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms were defined in the Gale Agreement) targets and other events for the three years following the closing date.

On May 23, 2007, the Company entered into an amendment (the “Amendment”) to the Gale Agreement.  The Amendment eliminated the Earn-Out and substituted an aggregate of $14 million in payments by the Company consisting of the following:

(1)                                  $8 million, which was paid on May 31, 2007;

(2)                                  $3 million on May 9, 2008; and

(3)                                  $3 million on May 9, 2009.

Subsequent Event

On May 25, 2007, the Company entered into an agreement to sell its two office buildings in Egg Harbor Township, New Jersey, for approximately $12.5 million.  The buildings, which total 80,344 square feet, were subsequently sold on July 13, 2007.

4.              INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company’s unconsolidated joint ventures aggregating $591.7 million as of June 30, 2007 is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

On August 21, 2006, Mills announced that it had signed a non-binding letter of intent with Colony Capital Acquisitions, LLC (“Colony”) and Kan Am USA Management XXII Limited Partnership (“Kan Am”) under which Colony would arrange for construction financing for Meadowlands Xanadu and make a significant equity infusion into the Meadowlands Venture, and Mills would not have any financial obligations post closing (“Colony Transaction”).  Kan Am had been a partner with Mills in the Meadowlands Venture since the formation of the venture.

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

In connection with the Colony Transaction and pursuant to the Redemption Agreement, the Meadowlands Venture redeemed (the “Redemption”) the Company’s entire interest in the Meadowlands Venture and its right to participate in the development of the ERC component in exchange for (i) $22.5 million in cash and (ii) a non-economic partner interest in each of the office and hotel components of Meadowlands Xanadu.  In connection with the Redemption, the Operating Partnership also received a non-interest bearing promissory note for an additional $2.5 million, which note is payable in full by MLP only at such time as the Operating Partnership exercises one of its options to develop the first of the office and hotel components of Meadowlands Xanadu.  The Company’s remaining investment of approximately $11.9 million is included in deferred charges and other assets, net, as of December 31, 2006 and June 30, 2007.

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

G&G MARTCO (Convention Plaza)

The Company held a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California.  On November 6, 2006, the Company sold substantially all of its interest in the venture to an affiliate of its joint venture partner for approximately $16.3 million, realizing a gain on the sale of approximately $10.8 million.  The Company performed management and leasing services for the property owned by the joint venture through the date of sale and recognized $37,000 and $83,000 in fees for such services in the three and six months ended June 30, 2006.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The Company holds a 50 percent interest in the joint venture.  The venture has a mortgage loan with a $14.9 million balance at June 30, 2007 secured by its office/flex property.  The mortgage bears interest at a rate of LIBOR plus 175 basis points and was scheduled to mature in January 2007, with one two-year extension option, subject to certain conditions.  In November 2006, the venture exercised its option to extend the term of the loan until January 2009.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $16,000 and $31,000 in fees for such services in the three months ended June 30, 2007 and 2006, respectively, and $32,000 and $47,000 for the six months ended June 30, 2007 and 2006, respectively.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT

On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Company owns a 50 percent interest in the venture.

On October 12, 2006, the venture obtained a $70.0 million mortgage loan (with a balance as of June 30, 2007 of $69.5 million) collateralized by the hotel property using the proceeds principally to retire $38.9 million of floating-rate debt and to make distributions to partners.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of June 30, 2007 of $7.3 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $7.3 million letter of credit in support of this loan, $3.6 million of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of June 30, 2007 of $16.7 million), carries an interest rate of LIBOR plus 130 basis points and matures in April 2008.  The loan currently has three one-year extension options subject to certain conditions, each of which requires payment of a fee.

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

MACK-GREEN-GALE LLC

On May 9, 2006, as part of the Gale/Green transactions completed in May 2006, the Company entered into a joint venture, Mack-Green-Gale LLC (“Mack-Green”), with SL Green, pursuant to which Mack-Green holds a 96 percent interest in and acts as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”).  The Company’s acquisition cost for its interest in Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Company’s revolving credit facility.  The OP LP owns 100 percent of entities which own 25 office properties (the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois, which was subsequently sold.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $361.4 million at June 30, 2007.  $189.0 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.32 percent per annum and mature at various times through May 2016.  $172.4 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 185 basis points to LIBOR plus 400 basis points per annum and mature at various times through January 2009.  Included in the floating rate mortgage loans are $90.3 million provided by an affiliate of SL Green.

On August 9, 2006, $69.7 million of mortgage loans were refinanced.  The new loan has a maximum principal amount of $90.0 million with $78.9 million drawn at June 30, 2007.  The loan provides the ability to draw funds for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 185 basis points and matures on August 8, 2008 with a two-year extension option.

The Company performs management, leasing, and construction services for the properties owned by the joint venture and recognized $636,000 and $800,000 in income (net of $267,000 and $427,000 in direct costs) for such services in the three months ended June 30, 2007, and 2006, respectively, and $1.2 million and $800,000 in income (net of $796,300 and $427,000 in direct costs) for such services in the six months ended June 30, 2007 and 2006, respectively.

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

GE Gale has a mortgage loan with a balance of $52.8 million at June 30, 2007.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Company performs management, leasing, and construction services for PFV and recognized $173,000 and $226,000 in income (net of $509,000 and $404,000 in direct costs) for such services in the three months ended

June 30, 2007 and 2006, respectively, and $384,500 and $226,000 in income (net of $1.2 million and $404,000 in direct costs) for such services in the six months ended June 30, 2007 and 2006, respectively.

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

The Route 93 Ventures have mortgage loans with an amount not to exceed $58.6 million, with a $41.3 million balance at June 30, 2007 collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2008, with three one-year extension options.

GALE KIMBALL, L.L.C.

On June 15, 2006, the Company entered into a joint venture with a Gale Affiliate to form M-C Kimball, LLC (“M-C Kimball”).  M-C Kimball was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Kimball, L.L.C. (“Gale Kimball”), an entity holding a 25 percent interest in 100 Kimball Drive LLC (“100 Kimball”), which developed and placed in service a 175,000 square foot office property that has been fully pre-leased to a single tenant, located at 100 Kimball Drive, Parsippany, New Jersey (the “Kimball Property”).

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

100 Kimball has a construction loan in an amount not to exceed $29 million, with a balance at June 30, 2007 of $18.6 million.  The loan bears interest at a rate of LIBOR plus 195 basis points and matures on December 8, 2008 with a one-year extension option.

The Company performs construction and development services for the property owned by 100 Kimball for which it recognized $815,000 and $146,000 in income (net of $1.4 million and $3.3 million in direct costs) in the three months ended June 30, 2007, and 2006, respectively, and $828,000 and $146,000 in income (net of $2.1 million and $3.3 million in direct costs) in the six months ended June 30, 2007 and 2006, respectively.

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, in the initial amount of $18.1 million bearing interest at 6.9 percent per annum.  As of June 30, 2007 the outstanding balance on the mortgage note was $9.3 million.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2007 and December 31, 2006:  (dollars in thousands)

	June 30, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Assets:
Rental property, net	$ 11,095	$ 11,844	$ 66,640	$ 21,599	$ 475,513	$ 43,077	$ 55,873	$ 29,219	$ 17,000	$ 8,021	—	$ 280	$ 740,161
Other assets	1,797	872	15,338	2,245	71,079	26,026	3,612	654	—	849	$ 49,629	4,757	176,858
Total assets	$ 12,892	$ 12,716	$ 81,978	$ 23,844	$ 546,592	$ 69,103	$ 59,485	$ 29,873	$ 17,000	$ 8,870	$ 49,629	$ 5,037	$ 917,019
Liabilities and partners’/members’ capital (deficit):
Mortgages, loans payable and other obligations	—	$ 14,861	$ 76,803	$ 16,685	$ 361,455	$ 52,800	$ 41,255	$ 18,602	—	$ 9,256	—	—	$ 591,717
Other liabilities	$ 529	306	6,433	7	33,679	7,253	598	—	—	—	$ 114	$ 3,904	52,823
Partners’/members’ capital (deficit)	12,363	(2,451)	(1,258)	7,152	151,458	9,050	17,632	11,271	$ 17,000	(386)	49,515	1,133	272,479
Total liabilities and partners’/members’ capital (deficit)	$ 12,892	$ 12,716	$ 81,978	$ 23,844	$ 546,592	$ 69,103	$ 59,485	$ 29,873	$ 17,000	$ 8,870	$ 49,629	$ 5,037	$ 917,019

Company’s investment in unconsolidated joint ventures, net	$ 6,101	—	—	$ 3,795	$ 131,013	$ 2,159	$ 5,259	$ 987	$ 8,500	$ 7,377	$ 15,323	$ 545	$ 181,059

	December 31, 2006
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Assets:
Rental property, net	$ 11,404	$ 12,141	$ 69,303	$ 12,462	$ 480,867	$ 39,538	$ 54,684	$ 26,601	$ 17,000	$ 8,221	—	$ 239	$ 732,460
Other assets	1,408	851	11,170	3,309	76,897	24,830	7,177	654	—	909	$ 10,500	2,638	140,343
Total assets	$ 12,812	$ 12,992	$ 80,473	$ 15,771	$ 557,764	$ 64,368	$ 61,861	$ 27,255	$ 17,000	$ 9,130	$ 10,500	$ 2,877	$ 872,803
Liabilities and partners’/members’ capital (deficit):
Mortgages, loans payable and other obligations	—	$ 14,936	$ 77,217	$ 8,673	$ 358,063	$ 47,761	$ 39,435	$ 15,350	—	$ 10,253	—	—	$ 571,688
Other liabilities	$ 532	259	4,944	8	39,497	5,972	846	—	—	—	—	$ 1,329	53,387
Partners’/members’ capital (deficit)	12,280	(2,203)	(1,688)	7,090	160,204	10,635	21,580	11,905	$ 17,000	(1,123)	$ 10,500	1,548	247,728
Total liabilities and partners’/members’ capital (deficit)	$ 12,812	$ 12,992	$ 80,473	$ 15,771	$ 557,764	$ 64,368	$ 61,861	$ 27,255	$ 17,000	$ 9,130	$ 10,500	$ 2,877	$ 872,803
Company’s investment in unconsolidated joint ventures, net	$ 6,060	—	—	$ 3,647	$ 119,061	$ 2,560	$ 6,669	$ 1,024	$ 8,500	$ 7,130	$ 5,250	$ 400	$ 160,301

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended June 30, 2007 and 2006:  (dollars in thousands)

	Three Months Ended June 30, 2007
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Total revenues	—	—	$ 215	$ 518	$ 11,366	—	$ 17,251	$ 2,386	$ 738	$ 2	—	$ 524	$ 205	$ 8,708	$ 41,913
Operating and other expenses	—	—	(44)	(389)	(6,943)	—	(7,716)	(1,516)	(977)	(31)	—	(14)	(400)	(8,647)	(26,677)
Depreciation and amortization	—	—	(154)	(175)	(1,488)	—	(7,429)	(786)	(467)	(183)	—	(88)	—	—	(10,770)
Interest expense	—	—	—	(265)	(1,199)	—	(6,805)	(1,192)	(846)	(321)	—	(169)	—	—	(10,797)

Net income	—	—	$ 17	$ (311)	$ 1,736	—	$ (4,699)	$ (1,108)	$ (1,552)	$ (533)	—	$ 253	$ (195)	$ 61	$ (6,331)
Company’s equity in earnings (loss) of unconsolidated joint ventures	—	—	$ 8	$ (175)	$ 762	—	$ (1,604)	$ (270)	$ (466)	$ (44)	—	$ 127	$ (58)	$ 24	$ (1,696)

	Three Months Ended June 30, 2006
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Total revenues	$ 158	$ 1,778	$ 196	$ 502	$ 9,774	—	$ 9,468	$ 4,391	$ 558	—	—	—	—	—	$ 26,825
Operating and other expenses	(83)	(978)	(46)	(364)	(5,752)	—	(3,776)	(2,716)	(257)	—	—	—	—	—	(13,972)
Depreciation and amortization	—	(357)	(154)	(187)	(1,460)	—	(3,378)	(1,421)	(94)	—	—	—	—	—	(7,051)
Interest expense	—	(792)	—	(253)	(906)	—	(3,591)	(1,383)	(263)	—	—	—	—	—	(7,188)

Net income	$ 75	$ (349)	$ (4)	$ (302)	$ 1,656	—	$ (1,277)	$ (1,129)	$ (56)	—	—	—	—	—	$ (1,386)
Company’s equity in earnings (loss) of unconsolidated joint ventures	—	$ (331)	$ (2)	—	$ 828	—	$ (1,260)	$ (67)	$ (14)	—	—	—	—	—	$ (846)

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the six months ended June 30, 2007 and 2006:  (dollars in thousands)

	Six Months Ended June 30, 2007
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Total revenues	—	—	$ 474	$ 1,045	$ 20,304	—	$ 33,692	$ 5,252	$ 1,063	$ 2	—	$ 1,048	$ 531	$ 17,698	$ 81,109
Operating and other expenses	—	—	(83)	(763)	(12,506)	—	(15,158)	(2,990)	(1,864)	(40)	—	(33)	(661)	(17,565)	(51,663)
Depreciation and amortization	—	—	(308)	(351)	(2,966)	—	(14,164)	(1,536)	(2,027)	(183)	—	(176)	—	—	(21,711)
Interest expense	—	—	—	(529)	(2,402)	—	(13,429)	(2,290)	(1,643)	(414)	—	(344)	—	—	(21,051)

Net income	—	—	$ 83	$ (598)	$ 2,430	—	$ (9,059)	$ (1,564)	$ (4,471)	$ (635)	—	$ 495	$ (130)	$ 133	$ (13,316)
Company’s equity in earnings (loss) of unconsolidated joint ventures	—	—	$ 41	$ (175)	$ 1,109	—	$ (3,339)	$ (402)	$ (1,370)	$ (52)	—	$ 247	$ (39)	$ 53	$ (3,927)

	Six Months Ended June 30, 2006
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Total
Total revenues	$ 299	$ 3,647	$ 322	$ 1,015	$ 17,603	—	$ 9,468	$ 4,391	$ 558	—	—	—	—	—	$ 37,303
Operating and other expenses	(151)	(1,880)	(88)	(704)	(10,636)	—	(3,776)	(2,716)	(257)	—	—	—	—	—	(20,208)
Depreciation and amortization	—	(712)	(308)	(376)	(2,909)	—	(3,378)	(1,421)	(94)	—	—	—	—	—	(9,198)
Interest expense	—	(1,517)	—	(489)	(1,857)	—	(3,591)	(1,383)	(263)	—	—	—	—	—	(9,100)

Net income	$ 148	$ (462)	$ (74)	$ (554)	$ 2,201	—	$ (1,277)	$ (1,129)	$ (56)	—	—	—	—	—	$ (1,203)
Company’s equity in earnings (loss) of unconsolidated joint ventures	—	$ (322)	$ (37)	—	$ 1,101	—	$ (1,260)	$ (67)	$ (14)	—	—	—	—	—	$ (599)

5.              DEFERRED CHARGES AND OTHER ASSETS

	June 30,	December 31,
(dollars in thousands)	2007	2006
Deferred leasing costs	$188,352	$184,175
Deferred financing costs	22,538	21,252
	210,890	205,427
Accumulated amortization	(78,863)	(76,407)
Deferred charges, net	132,027	129,020
Notes receivable	11,688	11,769
In-place lease values, related intangible and other assets, net	78,208	58,495
Prepaid expenses and other assets, net	40,042	41,353

Total deferred charges and other assets, net	$261,965	$240,637

6.              DISCONTINUED OPERATIONS

On May 10, 2007, the Company sold its 133,000 square-foot office building located at 1000 Bridgeport Avenue in Shelton, Connecticut for net sales proceeds of approximately $16.4 million and recognized a gain of approximately $2.6 million on the sale.

On June 11, 2007, the Company sold its 121,250 square-foot office building located at 500 West Putnam Avenue in Greenwich, Connecticut for net sales proceeds of approximately $54.3 million and recognized a gain of approximately $36.2 million on the sale.

On May 25, 2007, the Company entered into an agreement to sell two office buildings in Egg Harbor Township, New Jersey, for approximately $12.5 million.  The buildings, totaling 80,344 square feet, were subsequently sold on July 13, 2007.  These buildings are identified as held for sale as of June 30, 2007 and carried an aggregate book value of $5.8 million, net of accumulated depreciation of approximately $2.5 million.

The Company has presented these assets as discontinued operations in its statements of operations for the periods presented.  As the Company sold 300 Westage Business Center Drive in Fishkill, New York, 1510 Lancer Drive in Moorestown, New Jersey; a Colorado portfolio in various cities throughout Colorado; and a portfolio in San Francisco, California during the year ended December 31, 2006, the Company has presented these assets as discontinued operations in its statements of operations for all periods presented.

The following tables summarize income from discontinued operations (net of minority interest) and the related realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net for the three and six month periods ended June 30, 2007 and 2006:  (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$1,608	$12,245	$3,819	$24,399
Operating and other expenses	(661)	(5,015)	(1,577)	(9,956)
Depreciation and amortization	(18)	(3,156)	(424)	(6,319)
Interest expense (net of interest income)	(197)	(344)	(545)	(693)
Minority interest	(134)	(748)	(236)	(1,443)

Income from discontinued operations (net of minority interest)	$598	$2,982	$1,037	$5,988

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Realized gains on disposition of rental property	$38,860	$4,905	$38,860	$4,905
Minority interest	(7,113)	(984)	(7,113)	(984)

Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	$31,747	$3,921	$31,747	$3,921

7.              SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2007 and December 31, 2006 is as follows:  (dollars in thousands)

	June 30,	December 31,	Effective
	2007	2006	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$299,599	$299,481	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,847	149,819	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,381	299,295	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,112	99,015	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	92,226	91,981	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,475	25,420	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,830	99,815	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,588	201,708	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,302	149,256	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,654	200,692	5.81%

Total Senior Unsecured Notes	$1,632,014	$1,631,482

(1)          Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

8.              UNSECURED REVOLVING CREDIT FACILITY

The Company has an unsecured revolving credit facility with a borrowing capacity of $600 million, (expandable to $800 million).  On June 22, 2007, the Company extended and modified the unsecured facility with a group of 23 Lenders.  Amongst other modifications, the facility was extended for an additional two years and matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) under the unsecured facility is currently LIBOR plus 55 basis points.

The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 55 basis point spread.  The Company may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points.  The unsecured facility also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings.  In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P Moody’s/Fitch (a)	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3/BBB-	100.0	25.0
BBB-/Baa3/BBB-	75.0	20.0
BBB/Baa2/BBB (current)	55.0	15.0
BBB+/Baa1/BBB+	42.5	15.0
A-/A3/A- or higher	37.5	12.5

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations.  The dividend restriction referred to above provides that, if an event of default has occurred and is continuing, the Company will not make any excess distributions with respect to common stock or other common equity interests except to enable the Company to continue to qualify as a REIT under the Code.

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”); Bank of America, N.A., as syndication agent; Scotiabanc, Inc., Wachovia Bank, National Association, and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association, Citicorp North America, Inc. and PNC Bank, National Association, as managing agents; and Bank of China, New York Branch, The Bank of New York; Chevy Chase Bank, F.S.B., The Royal Bank of Scotland PLC, Mizuho Corporate Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Successor by merger to UFJ Bank Limited), North Fork Bank, Bank Hapoalim B.M., Comerica Bank, Chang Hwa Commercial Bank, Ltd., New York Branch, First Commercial Bank, New York Agency, Mega International Commercial Bank Co. Ltd., New York Branch, Deutsche Bank Trust Company Americas and Hua Nan Commercial Bank, New York Agency, as participants.

SUMMARY

As of June 30, 2007 and December 31, 2006, the Company had outstanding borrowings of $115 million and $145 million, respectively, under its unsecured revolving credit facility.

9.              MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of June 30, 2007, 17 of the Company’s properties, with a total book value of approximately $496.5 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2007 and December 31, 2006 is as follows:  (dollars in thousands)

		Effective	Principal Balance at
		Interest	June 30,	December 31,
Property Name	Lender	Rate (a)	2007	2006	Maturity
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	—	$9,422	(b)
6303 Ivy Lane	State Farm Life Insurance Co.	5.57%	—	6,020	(c)
6404 Ivy Lane	TIAA	5.58%	$13,351	13,665	08/01/08
Assumed obligations	Various	4.91%	33,614	38,742	05/01/09 (d)
Various (e)	Prudential Insurance	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	18,858	18,748	06/06/10
2200 Renaissance Boulevard	TIAA	5.89%	17,633	17,819	12/01/12
Soundview Plaza	TIAA	6.02%	17,797	18,013	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	5,165	5,232	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,193	7,285	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,798	12,996	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,739	6,821	07/01/14
35 Waterview Blvd.	Wachovia CMBS	6.35%	20,204	20,318	08/11/14
500 West Putnam Avenue	New York Life Insurance Co.	5.57%	—	25,000	(f)
23 Main Street	JP Morgan CMBS	5.59%	33,182	33,396	09/01/18

Total mortgages, loans payable and other obligations			$336,534	$383,477

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

(f)            On June 11, 2007, the Company assigned this loan to the purchaser with the sale of the property.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2007 and 2006 was $63,877,000 and $59,106,000 respectively.  Interest capitalized by the Company for the six months ended June 30, 2007 and 2006 was $2,510,000 and $3,058,000, respectively.

SUMMARY OF INDEBTEDNESS

As of June 30, 2007, the Company’s total indebtedness of $2,083,548,000 (weighted average interest rate of 6.13 percent) was comprised of $115,000,000 of revolving credit facility borrowings (weighted average rate of 5.87 percent) and fixed rate debt and other obligations of $1,968,548,000 (weighted average rate of 6.15 percent).

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

PREFERRED UNITS

In connection with the Company’s issuance of $25 million of Series C cumulative redeemable perpetual preferred stock, the Company acquired from the Operating Partnership $25 million of Series C Preferred Units (the “Series C Preferred Units”), which have terms essentially identical to the Series C preferred stock.  See Note 14:  Stockholders’ Equity — Preferred Stock.

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

On May 25, 2007, in connection with the acquisition of various land parcels adjacent to its Capital Office Park complex in Greenbelt, Maryland, the Company issued 114,911 common units in the Operating Partnership, valued at approximately $5.2 million.

UNIT TRANSACTIONS

The following table sets forth the changes in minority interest which relate to the common units in the Operating Partnership for the six months ended June 30, 2007:  (dollars in thousands)

	Common	Common
	Units	Unitholders
Balance at January 1, 2007	15,342,283	$480,103
Net income	—	15,767
Distributions	—	(19,445)
Issuance of common units	114,911	5,243
Redemption of common units for shares of Common Stock	(206,602)	(6,442)

Balance at June 30, 2007	15,250,592	$475,226

MINORITY INTEREST OWNERSHIP

As of June 30, 2007 and December 31, 2006, the minority interest common unitholders owned 18.3 percent and 19.6 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES

The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold minority interests in these ventures.

11.       EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, other than those assigned to the Gale Company and affiliated employers, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”).  The 401(k) Plan allows eligible employees to defer from 1 to 30 percent of their annual compensation, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company, at management’s discretion, may match employee contributions and/or make discretionary contributions.  Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2007 and 2006 was $100,000 and $100,000, respectively, and for the six months ended June 30, 2007 and 2006 was $200,000 and $200,000, respectively.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “Gale Plan”).  The Gale Plan allows eligible employees to defer from their annual compensation, the maximum amount permitted under federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Gale Company or the participant’s employer matches the employee’s deferral at the rate of 50 percent on the first six percent of the employee’s annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year.  In addition, the Company, at management’s discretion, may make discretionary contributions.  Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years of service.  Total expense recognized by the Company for the Gale Plan for the three and six months ended June 30, 2007 was $31,000 and $111,000, respectively.  Total expense recognized by the Company after the completion of the Gale/Green Transactions for the three and six months ended June 30, 2006 was $96,000.

Effective April 1, 2007, the Gale Plan was merged into the 401(k) Plan.  In accordance with the Gale/Green transactions, the Company continued to make matching contributions to former Gale Plan participants under the Gale Plan matching contribution formula through the payroll period ending May 4, 2007.  Moreover, federal law requires the Company to preserve (i) the Gale Plan vesting schedule for certain Gale Plan participants with three or more years of service as of May 4, 2007 and (ii) certain benefits previously offered under the Gale Plan.

12.       COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $250,000 and $227,000 for the three months ended June 30, 2007 and 2006, respectively, and $500,000 and $455,000 for the six months ended June 30, 2007 and 2006, respectively.

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

OPERATING LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable operating leases under which the Company is the lessee, as of June 30, 2007, are as follows:  (dollars in thousands)

Year	Amount
2007	$183
2008	68
2009	16
2010	3

Total	$270

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2007, are as follows:  (dollars in thousands)

Year	Amount
2007	$254
2008	486
2009	501
2010	501
2011	501
2012 through 2084	35,454

Total	$37,697

Ground lease expense incurred by the Company during the three months ended June 30, 2007 and 2006 amounted to $172,000 and $165,000, respectively, and was $331,000 and $316,000 for the six months ended June 30, 2007 and 2006, respectively.

OTHER

The Company may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  88 of the Company’s properties, with an aggregate net book value of approximately $842.6 million, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2007 are as follows:  (dollars in thousands)

Year	Amount
2007	$284,431
2008	552,966
2009	508,863
2010	442,156
2011	373,990
2012 and thereafter	1,221,665

Total	$3,384,071

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At June 30, 2007, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

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

STOCK OPTION PLANS

In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through June 30, 2007 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of June 30, 2007 and December 31, 2006, the stock options outstanding had a weighted average remaining contractual life of approximately 4.2 and 4.7 years, respectively.  Stock options exercisable at June 30, 2007 and December 31, 2006 had a weighted average remaining contractual life of approximately 3.9 and 4.5 years, respectively.

Information regarding the Company’s stock option plans for the six months ended June 30, 2007 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2007	690,306	$29.68
Exercised	(126,160)	$28.65
Lapsed or canceled	(1,460)	$28.47
Outstanding at June 30, 2007 ($24.63 – $45.47)	562,686	$29.92	$7,636
Options exercisable at June 30, 2007	444,866	$30.30	$5,868
Available for grant at June 30, 2007	4,535,534	—	—

Cash received from options exercised under all stock option plans was $0.3 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and $3.6 million and $5.8 million for the six months ended June 30, 2007 and 2006, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $0.2 million and $0.3 million, respectively, and $3.2 and $3.1 million for the six months ended June 30, 2007 and 2006, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $33,000 and $139,000 for the three months ended June 30, 2007 and 2006, respectively, and $65,000 and $176,000 for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, the Company had $3.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.7 years.

STOCK COMPENSATION

The Company has granted stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to five-year vesting period and generally based on time and service, of which 153,211 shares were outstanding at June 30, 2007.  Of the outstanding Restricted Stock Awards granted to executive officers and senior management, 46,873 are contingent upon the Company meeting certain performance and/or stock price appreciation objectives.  All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan.  Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

Information regarding the Restricted Stock Awards for the six months ended June 30, 2007 is summarized below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Outstanding at January 1, 2007	216,620	$39.78
Granted	13,000	$52.62
Vested	(76,409)	$37.22

Outstanding at June 30, 2007	153,211	$42.15

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

During the six months ended June 30, 2007 and 2006, 3,438 and 3,268 deferred stock units were earned, respectively.  As of June 30, 2007 and December 31, 2006, there were 40,442 and 37,263 deferred stock units outstanding, respectively.

EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended June 30, 2007 and 2006 in accordance with FASB No. 128:  (dollars in thousands)

	Three Months Ended June 30,
	2007	2006
Computation of Basic EPS
Income from continuing operations	$19,233	$20,231
Deduct: Preferred stock dividends	(500)	(500)
Income from continuing operations available to common shareholders	18,733	19,731
Income from discontinued operations	32,345	6,903
Net income available to common shareholders	$51,078	$26,634

Weighted average common shares	67,799	62,182

Basic EPS:
Income from continuing operations	$0.28	$0.32
Income from discontinued operations	0.47	0.11
Net income available to common shareholders	$0.75	$0.43

	Three Months Ended June 30,
	2007	2006
Computation of Diluted EPS
Income from continuing operations available to common shareholders	$18,733	$19,731
Add:Income from continuing operations attributable to Operating Partnership – common units	4,197	4,950
Income from continuing operations for diluted earnings per share	22,930	24,681
Income from discontinued operations for diluted earnings per share	39,592	8,635
Net income available to common shareholders	62,522	$33,316

Weighted average common shares	83,193	78,067

Diluted EPS:
Income from continuing operations	$0.28	$0.32
Income from discontinued operations	0.47	0.11
Net income available to common shareholders	$0.75	$0.43

The following information presents the Company’s results for the six months ended June 30, 2007 and 2006 in accordance with FASB No. 128:  (dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Computation of Basic EPS
Income from continuing operations	$37,873	$50,322
Deduct: Preferred stock dividends	(1,000)	(1,000)
Income from continuing operations available to common shareholders	36,873	49,322
Income from discontinued operations	32,784	9,909
Net income available to common shareholders	$69,657	$59,231

Weighted average common shares	66,753	62,085

Basic EPS:
Income from continuing operations	$0.55	$0.79
Income from discontinued operations	0.49	0.16
Net income available to common shareholders	$1.04	$0.95

	Six Months Ended June 30,
	2007	2006
Computation of Diluted EPS
Income from continuing operations available to common shareholders	$36,873	$49,322
Add: Income from continuing operations attributable to Operating Partnership – common units	8,418	11,790
Income from continuing operations for diluted earnings per share	45,291	61,112
Income from discontinued operations for diluted earnings per share	40,133	12,336
Net income available to common shareholders	$85,424	$73,448

Weighted average common shares	82,220	77,359

Diluted EPS:
Income from continuing operations	$0.55	$0.79
Income from discontinued operations	0.49	0.16
Net income available to common shareholders	$1.04	$0.95

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic EPS shares	67,799	62,182	66,753	62,085
Add: Operating Partnership – common units	15,191	15,599	15,238	14,968
Stock options	203	286	229	306
Diluted EPS Shares	83,193	78,067	82,220	77,359

Not included in the computations of diluted EPS were 5,000 stock options, as such securities were anti-dilutive during the six months ended June 30, 2006.  Unvested shares of restricted stock outstanding as of June 30, 2007 and 2006 were 153,211 and 194,946, respectively.

15.       SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  There were $633,000 in revenues from foreign countries recorded for the three and six months ended June 30, 2006 and no revenues from foreign countries for the three and six months ended June 30, 2007.  The Company had no long lived assets in foreign locations as of June 30, 2007 and December 31, 2006.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income for each segment.

Selected results of operations for the three and six month periods ended June 30, 2007 and 2006 and selected asset information as of June 30, 2007 and December 31, 2006 regarding the Company’s operating segments are as follows:  (dollars in thousands)

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2007	$172,750	$26,998	$782	$200,530
June 30, 2006	179,476	—	3,313	182,789
Six months ended:
June 30, 2007	$338,656	$53,974	$1,157	$393,787
June 30, 2006	331,390	—	3,288	334,678

Total operating and interest expenses(a):
Three months ended:
June 30, 2007	$61,767	$26,742	$43,286	$131,795	(e)
June 30, 2006	72,400	—	44,916	117,316	(f)
Six months ended:
June 30, 2007	$122,762	$53,508	$82,466	$258,736	(g)
June 30, 2006	127,324	—	83,778	211,102	(h)

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
June 30, 2007	$(1,696)	—	—	$(1,696)
June 30, 2006	(846)	—	—	(846)
Six months ended:
June 30, 2007	$(3,927)	—	—	$(3,927)
June 30, 2006	(599)	—	—	(599)

Net operating income (b):
Three months ended:
June 30, 2007	$109,287	$256	$(42,504)	$67,039	(e)
June 30, 2006	106,230	—	(41,603)	64,627	(f)
Six months ended:
June 30, 2007	$211,967	$466	$(81,309)	$131,124	(g)
June 30, 2006	203,467	—	(80,490)	122,977	(h)

Total assets:
June 30, 2007	$4,435,099	$31,822	$153,301	$4,620,222
December 31, 2006	4,281,222	28,353	113,314	4,422,889

Total long-lived assets (c):
June 30, 2007	$4,272,570	—	$7,017	$4,279,587
December 31, 2006	4,036,393	—	1,550	4,037,943

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

(e)          Excludes $43,823 of depreciation and amortization.

(f)            Excludes $39,476 of depreciation and amortization.

(g)         Excludes $85,274 of depreciation and amortization.

(h)         Excludes $75,955 of depreciation and amortization.

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

Executive Overview

Mack-Cali Realty Corporation (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.7 billion at June 30, 2007.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 302 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 34.8 million square feet, leased to approximately 2,200 tenants.  The properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 11.7 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 91.9 percent at June 30, 2007 as compared to 92.2 percent at March 31, 2007 and 92.0 percent at December 31, 2006.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at June 30, 2007, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases that expire at the period end date.  Leases that expired as of June 30, 2007, March 31, 2007 and December 31, 2006 aggregate 174,122, 286,298 and 103,477 square feet, respectively, or 0.6, 1.0 and 0.4 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended June 30, 2007 increased an average of 0.3 percent compared to rates that were in effect under the prior leases, as compared to a 1.7 percent decrease for the three months ended June 30, 2006.  The Company believes that vacancy rates may continue to increase in some of its markets in 2007.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•                                          property transactions during the period;

•                                          critical accounting policies and estimates;

•                                          results of operations for the three and six months ended June 30, 2007 as compared to the three and six months ended June 30, 2006; and

•                                          liquidity and capital resources.

Summary of 2007 Transactions

Property Acquisitions

The Company acquired the following office properties during the six months ended June 30, 2007:  (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
05/08/07	AAA Properties (a)	Hamilton Township, New Jersey	2	69,232	$9,048
06/11/07	125 Broad Street (b) (c)	New York, New York	1	524,476	274,091

Total Property Acquisitions:			3	593,708	$283,139

(a)                                  Included in this transaction was the acquisition of two parcels of developable land aggregating approximately 13 acres.

(b)                                 Acquisition represented two units of office condominium interests, which collectively comprise floors 2 through 16, or 39.6 percent, of the 40-story, 1.2 million square-foot building.

(c)                                  Transaction was funded primarily through borrowing on the Company’s revolving credit facility.

Properties Commencing Initial Operations

The following property commenced initial operations during the six months ended June 30, 2007:  (dollars in thousands)

			# of	Rentable	Investment by
Date	Property/Address	Location	Bldgs.	Square Feet	Company (a)
05/08/07	700 Horizon Drive	Hamilton Township, New Jersey	1	120,000	$16,699

Total Properties Commencing Initial Operations:			1	120,000	$16,699

(a)                                  Development costs were funded primarily through draws on the Company’s revolving credit facility.  Amounts are as of June 30, 2007.

Land Acquisition

In February 2007, the Company exercised its option to acquire approximately 43 acres of land sites within its Capital Office Park complex in Greenbelt, Maryland, which is able to accommodate the development of up to 600,000 square feet of office space, for $13 million.  The option was acquired as part of the acquisition of the office complex in February 2006.  On May 25, 2007, the Company completed the purchase of the land for approximately $13 million, which consisted of 114,911 common operating partnership units valued at $5.2 million, and the remainder in cash.

Property Sales

The Company sold the following office properties during the six months ended June 30, 2007:  (dollars in thousands)

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
05/10/07	1000 Bridgeport	Shelton, Connecticut	1	133,000	$16,411	$13,782	$2,629
06/11/07	500 W. Putnam	Greenwich, Connecticut	1	121,250	54,344	18,113	36,231

Total Office Property Sales:			2	254,250	$70,755	$31,895	$38,860

Subsequent Event

On May 25, 2007, the Company entered into an agreement to sell its two office buildings in Egg Harbor Township, New Jersey, for approximately $12.5 million.  The buildings, which total 80,344 square feet, were subsequently sold on July 13, 2007.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended June 30, 2007 and 2006 was $1.2 million and $1.6 million, respectively, and $2.5 million and $3.1 million for the six months ended June 30, 2007 and 2006, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2007 (“2007”), as compared to the three and six months ended June 30, 2006 (“2006”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2006 (for the three-month period comparisons), and which represents all in-service properties owned by the Company at December 31, 2005 (for the six-month period comparisons), excluding properties sold or held for sale through June 30, 2007, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2006 through June 30, 2007 (for the three-month period comparisons), and which represents all properties acquired by the Company from January 1, 2006 through June 30, 2007 (for the six-month period comparisons).

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2007	2006	Change	Change
Revenue from rental operations and other:
Base rents	$142,482	$133,333	$9,149	6.9%
Escalations and recoveries from tenants	25,766	23,272	2,494	10.7
Other income	3,854	5,401	(1,547)	(28.6)
Total revenues from rental operations	172,102	162,006	10,096	6.2

Property expenses:
Real estate taxes	23,852	21,162	2,690	12.7
Utilities	15,329	13,214	2,115	16.0
Operating services	27,348	25,880	1,468	5.7
Total property expenses	66,529	60,256	6,273	10.4

Non-property revenues:
Construction services	23,469	13,049	10,420	79.9
Real estate services	4,959	7,734	(2,775)	(35.9)
Total non-property revenues	28,428	20,783	7,645	36.8

Non-property expenses:
Direct construction costs	22,634	12,579	10,055	79.9
General and administrative	12,870	11,846	1,024	8.6
Depreciation and amortization	43,823	39,476	4,347	11.0
Total non-property expenses	79,327	63,901	15,426	24.1
Operating income	54,674	58,632	(3,958)	(6.8)
Other (expense) income:
Interest expense	(31,333)	(33,034)	1,701	5.1
Interest and other investment income	1,571	399	1,172	293.7
Equity in earnings (loss) of unconsolidated joint ventures	(1,696)	(846)	(850)	(100.5)
Minority interest in consolidated joint ventures	214	30	184	613.3
Gain on sale of investment in marketable securities	—	—	—	—
Total other (expense) income	(31,244)	(33,451)	2,207	6.6

Income from continuing operations before minority interest in Operating Partnership	23,430	25,181	(1,751)	(7.0)
Minority interest in Operating Partnership	(4,197)	(4,950)	753	15.2
Income from continuing operations	19,233	20,231	(998)	(4.9)
Discontinued operations (net of minority interest):
Income from discontinued operations	598	2,982	(2,384)	(79.9)
Realized gains (losses) and unrealized losses on disposition of rental property, net	31,747	3,921	27,826	709.7
Total discontinued operations, net	32,345	6,903	25,442	368.6
Net income	51,578	27,134	24,444	90.1
Preferred stock dividends	(500)	(500)	—	—
Net income available to common shareholders	$51,078	$26,634	$24,444	91.8%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$9,149	6.9%	$5,172	3.9%	$3,977	3.0%
Escalations and recoveries from tenants	2,494	10.7	1,847	7.9	647	2.8
Other income	(1,547)	(28.6)	(1,614)	(29.8)	67	1.2
Total	$10,096	6.2%	$5,405	3.3%	$4,691	2.9%

Property expenses:
Real estate taxes	$2,690	12.7%	$2,126	10.0%	$564	2.7%
Utilities	2,115	16.0	1,778	13.4	337	2.6
Operating services	1,468	5.7	3,685	14.3	(2,217)	(8.6)
Total	$6,273	10.4%	$7,589	12.6%	$(1,316)	(2.2)%

OTHER DATA:
Number of Consolidated Properties (excluding properties held for sale):	255		247		8
Square feet (in thousands)	29,245		27,913		1,332

Base rents for the Same-Store Properties increased $5.2 million, or 3.9 percent, for 2007 as compared to 2006, due primarily to an increase in the percentage of space leased at the properties in 2007 from 2006.  Escalations and recoveries from tenants for the Same-Store Properties increased $1.8 million, or 7.9 percent, for 2007 over 2006, due primarily to an increased amount of total property expenses in 2007.  Other income for the Same-Store Properties decreased $1.6 million, or 29.8 percent, due primarily to a decrease in lease termination fees.

Real estate taxes on the Same-Store Properties increased $2.1 million, or 10.0 percent, for 2007 as compared to 2006, due primarily to property tax rate increases in certain municipalities in 2007.  Utilities for the Same-Store Properties increased $1.8 million, or 13.4 percent, for 2007 as compared to 2006, due primarily to increased electric rates in 2007 as compared to 2006.  Operating services for the Same-Store Properties increased $3.7 million, or 14.3 percent due primarily to increased maintenance costs of $2.1 million, and an increase in salaries and related expenses of $1.3 million, for 2007 as compared to 2006.  Included in the $2.2 million decrease in operating services of the Acquired Properties for 2007 as compared to 2006 is the effect of a decrease of $3.3 million in 2007 resulting from the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Construction services revenue increased $10.4 million, or 79.9 percent, in 2007 as compared to 2006, due to the effect of the Company’s acquisitions of The Gale Company and its related businesses (the “Gale/Green Transactions”) completed in May 2006.  Real estate services revenue decreased by $2.8 million, for 2007 as compared to 2006, due primarily to the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Direct construction costs increased $10.1 million, or 79.9 percent, in 2007 as compared to 2006, due primarily to the effect of the Gale/Green Transactions.  General and administrative expense increased by $1.0 million, or 8.6 percent, for 2007 as compared to 2006 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $4.3 million, or 11.0 percent, for 2007 over 2006.  Of this increase, $2.6 million, or 6.7 percent, is attributable to the Acquired Properties, and $1.7 million, or 4.3 percent, is attributable to the Same-Store Properties.

Interest expense decreased $1.7 million, or 5.1 percent, for 2007 as compared to 2006.  This decrease was due primarily to lower average debt balances in 2007 as compared to 2006.

Interest and other investment income increased $1.2 million, or 293.7 percent, for 2007 as compared to 2006.  This increase was due primarily to higher cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures decreased $0.9 million, or 100.5 percent, for 2007 as compared to 2006.  The decrease was due primarily to a loss of $0.5 million in the Route 93 Portfolio and an increased loss of $0.3 million in the Mack-Green joint venture.

Income from continuing operations before minority interest in Operating Partnership decreased to approximately $23.4 million in 2007 from $25.2 million in 2006.  The decrease of approximately $1.8 million is due to the factors discussed above.

Net income available to common shareholders increased by approximately $24.5 million, from $26.6 million in 2006 to $51.1 million in 2007.  This increase was the result of a realized gain on disposition of rental property of $31.8 million in 2007 and a decrease in minority interest in Operating Partnership of $0.8 million for 2007 as compared to 2006.  These were partially offset by a realized gain on disposition of rental property in 2006 of $3.9 million, a decrease in income from discontinued operations of $2.4 million for 2007 as compared to 2006, and a decrease in income from continuing operations before minority interest in Operating Partnership of $1.8 million.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2007	2006	Change	Change
Revenue from rental operations and other:
Base rents	$282,039	$260,839	$21,200	8.1%
Escalations and recoveries from tenants	51,986	44,243	7,743	17.5
Other income	6,252	8,184	(1,932)	(23.6)
Total revenues from rental operations	340,277	313,266	27,011	8.6

Property expenses:
Real estate taxes	47,322	41,932	5,390	12.9
Utilities	32,874	27,670	5,204	18.8
Operating services	51,974	46,036	5,938	12.9
Total property expenses	132,170	115,638	16,532	14.3

Non-property revenues:
Construction services	45,810	13,049	32,761	251.1
Real estate services	7,700	8,363	(663)	(7.9)
Total non-property revenues	53,510	21,412	32,098	149.9

Non-property expenses:
Direct construction costs	43,545	12,579	30,966	246.2
General and administrative	23,940	20,621	3,319	16.1
Depreciation and amortization	85,274	75,955	9,319	12.3
Total non-property expenses	152,759	109,155	43,604	40.0
Operating income	108,858	109,885	(1,027)	(0.9)
Other (expense) income:
Interest expense	(62,269)	(64,109)	1,840	2.9
Interest and other investment income	3,188	1,845	1,343	72.8
Equity in earnings (loss) of unconsolidated joint ventures	(3,927)	(599)	(3,328)	(555.6)
Minority interest in consolidated joint ventures	441	30	411	1,370.0
Gain on sale of investment in marketable securities	—	15,060	(15,060)	(100.0)
Total other (expense) income	(62,567)	(47,773)	(14,794)	(31.0)

Income from continuing operations before minority interest in Operating Partnership	46,291	62,112	(15,821)	(25.5)
Minority interest in Operating Partnership	(8,418)	(11,790)	3,372	28.6
Income from continuing operations	37,873	50,322	(12,449)	(24.7)
Discontinued operations (net of minority interest):
Income from discontinued operations	1,037	5,988	(4,951)	(82.7)
Realized gains (losses) and unrealized losses on disposition of rental property, net	31,747	3,921	27,826	709.7
Total discontinued operations, net	32,784	9,909	22,875	230.9
Net income	70,657	60,231	10,426	17.3
Preferred stock dividends	(1,000)	(1,000)	—	—
Net income available to common shareholders	$69,657	$59,231	$10,426	17.6%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$21,200	8.1%	$10,997	4.2%	$10,203	3.9%
Escalations and recoveries from tenants	7,743	17.5	6,235	14.1	1,508	3.4
Other income	(1,932)	(23.6)	(2,042)	(25.0)	110	1.4
Total	$27,011	8.6%	$15,190	4.9%	$11,821	3.7%

Property expenses:
Real estate taxes	$5,390	12.9%	$3,874	9.3%	$1,516	3.6%
Utilities	5,204	18.8	4,134	14.9	1,070	3.9
Operating services	5,938	12.9	5,714	12.4	224	0.5
Total	$16,532	14.3%	$13,722	11.9%	$2,810	2.4%

OTHER DATA:
Number of Consolidated Properties (excluding properties held for sale):	255		240		15
Square feet (in thousands)	29,245		27,070		2,175

Base rents for the Same-Store Properties increased $11.0 million, or 4.2 percent, for 2007 as compared to 2006, due primarily to an increase in the percentage of space leased at the properties in 2007 from 2006.  Escalations and recoveries from tenants for the Same-Store Properties increased $6.2 million, or 14.1 percent, for 2007 over 2006, due primarily to an increased amount of total property expenses in 2007.  Other income for the Same-Store Properties decreased $2.0 million, or 25.0 percent, due primarily to a decrease in lease termination fees.

Real estate taxes on the Same-Store Properties increased $3.9 million, or 9.3 percent, for 2007 as compared to 2006, due primarily to property tax rate increases in certain municipalities in 2007.  Utilities for the Same-Store Properties increased $4.1 million, or 14.9 percent, for 2007 as compared to 2006, due primarily to increased electric rates in 2007 as compared to 2006.  Operating services for the Same-Store Properties increased $5.7 million, or 12.4 percent due primarily to increased maintenance costs of $2.9 million, and an increase in salaries and related expenses of $1.2 million, for 2007.  Included in the $224,000 increase in operating services of the Acquired Property for 2007 as compared to 2006 is the effect of a decrease of $3.3 million in 2007 resulting from the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Construction services revenue increased $32.8 million in 2007 as compared to 2006, due to the effect of the Company’s acquisitions of The Gale Company and its related businesses (the “Gale/Green Transactions”) completed in May 2006.  Real estate services revenues decreased by $0.7 million, for 2007 as compared to 2006, due primarily to the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Direct construction costs increased $31.0 million in 2007 as compared to 2006, due primarily to the effect of the Gale/Green Transactions.  General and administrative expense increased by $3.3 million, or 16.1 percent, for 2007 as compared to 2006 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $9.3 million, or 12.3 percent, for 2007 over 2006.  Of this increase, $6.7 million, or 8.8 percent, is attributable to the Acquired Properties, and $2.6 million, or 3.5 percent, is attributable to the Same-Store Properties.

Interest expense decreased $1.8 million, or 2.9 percent, for 2007 as compared to 2006.  This decrease was due primarily to lower average debt balances in 2007 as compared to 2006.

Interest and other investment income increased $1.3 million, or 72.8 percent, for 2007 as compared to 2006.  This increase was due primarily to higher cash balances invested during the period as well as an overall increase in interest rates.

Equity in earnings of unconsolidated joint ventures decreased $3.3 million, or 555.6 percent, for 2007 as compared to 2006.  The decrease was due primarily to an increased loss of $2.1 million in the Mack-Green joint venture, and a loss of $1.4 million in the Route 93 Portfolio.

The Company recognized a gain on sale of investment in marketable securities of $15.1 million in 2006.

Income from continuing operations before minority interest in Operating Partnership decreased to approximately $46.3 million in 2007 from $62.1 million in 2006.  The decrease of approximately $15.8 million is due to the factors discussed above.

Net income available to common shareholders increased by approximately $10.5 million, from $59.2 million in 2006 to $69.7 million in 2007.  This increase was the result of a realized gain on disposition of rental property of $31.8 million in 2007 and a decrease in minority interest in Operating Partnership of $3.4 million for 2007 as compared to 2006.  These were partially offset by a decrease in income from continuing operation before minority interest in Operating Partnership of $15.8 million for 2007 as compared to 2006, a decrease in income from discontinued operations of $5.0 million for 2007 as compared to 2006, and realized a gain on disposition of rental property of $3.9 million in 2006.

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

Gale Earn-Out:

The agreement to acquire the Gale Company (“Gale Agreement”), which was completed as part of the Gale/Green transactions on May 9, 2006, contained earn-out provisions (“Earn-Out”) providing for the payment of contingent purchase consideration of up to $18 million in cash based upon the achievement of Gross Income and NOI (as such terms were defined in the Gale Agreement) targets and other events for the three years following the closing date.

On May 23, 2007, the Company entered into an amendment (the “Amendment”) to the Gale Agreement.  The Amendment eliminated the Earn-Out and substituted an aggregate of $14 million in payments by the Company consisting of the following:

(1)                                  $8 million, which was paid on May 31, 2007;

(2)                                  $3 million on May 9, 2008; and

(3)                                  $3 million on May 9, 2009.

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

Additionally, the Company, through a joint venture with The PRC Group, is constructing a 92,878 square-foot office property, to be known as Red Bank Corporate Plaza, located in Red Bank, New Jersey, on land contributed by its joint venture partner.  The project is fully leased to Hovnanian Enterprise, Inc. for a 10-year term.  The total cost of the project, which is expected to be completed in the third quarter 2007, is estimated to be approximately $27 million, of which the Company currently expects to fund approximately $3 million.  On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank.  The loan (with a balance as of June 30, 2007, of $16.7 million) carries an interest rate of LIBOR plus 130 basis points and matures in April 2008.  The loan currently has three one-year extension options subject to certain conditions, each of which require payment of a fee.

The Company owns a 15 percent indirect interest in a joint venture which plans to develop approximately 1.2 million square foot mixed-use project in downtown Boston consisting of office and retail space, condominium apartments, a hotel and garage.  The development project, which is subject to government approval, is currently projected to cost approximately $630 million, of which the Company is currently projected to invest a total of approximately $20.3 million (of which the Company has invested $15.2 million through July 27, 2007).

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

Property Lock-Ups:

The Company may not dispose of or distribute certain of its properties, currently comprising 50 properties with an aggregate net book value of approximately $1.3 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  88 of the Company’s properties, with an aggregate net book value of approximately $842.6 million, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of June 30, 2007, the Company had 240 unencumbered properties, totaling 25.7 million square feet, representing 87.7 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $82.3 million to $18.9 million at June 30, 2007, compared to $101.2 million at December 31, 2006.  The decrease is comprised of the following net cash flow items:

(1)                                  $123.3 million provided by operating activities.

(2)                                  $303.5 million used in investing activities, consisting primarily of the following:

(a)                                     $327.9 million used for additions to rental property and related intangibles; plus

(b)                                    $20.1 million used in investing in unconsolidated joint ventures; minus

(c)                                     $45.8 million received from proceeds from the sales of rental property.

(3)                                  $97.9 million provided by financing activities, consisting primarily of the following:

(a)                                  $251.7 million in proceeds from the offering of Common Stock; plus

(b)                                 $269 million from borrowings under the Company’s unsecured credit facility; minus

(c)                                  $299 million used for the repayment of borrowings under the Company’s unsecured credit facility; minus

(d)                                 $21.8 million used for the repayment of mortgages, loans payable and other obligations; minus

(e)                                  $104.2 million used for the payment of dividends and distributions.

Debt Financing
Summary of Debt:

The following is a breakdown of the Company’s debt financing as of June 30, 2007:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt	$1,665,629	79.94%	6.29%	4.80
Fixed Rate Secured Debt and
Other Obligations	302,919	14.54%	5.36%	4.52
Variable Rate Unsecured Debt	115,000	5.52%	5.87%	3.98

Totals/Weighted Average:	$2,083,548	100.00%	6.13%	4.71

Debt Maturities:

Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of June 30, 2007 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)
2007	$11,582	$—	$11,582	5.01%
2008	18,098	12,563	30,661	5.25%
2009	11,258	300,000	311,258	7.40%
2010	2,793	334,500	337,293	5.26%
2011	3,143	415,000	418,143	7.35%
Thereafter	9,449	970,766	980,215	5.57%
Sub-total	56,323	2,032,829	2,089,152	6.13%
Adjustment for unamortized debt discount/premium, net, as of June 30, 2007	(5,604)	—	(5,604)

Totals/Weighted Average	$50,719	$2,032,829	$2,083,548	6.13%

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of June 30, 2007) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

The Company has an unsecured revolving credit facility with a borrowing capacity of $600 million, (expandable to $800 million).  On June 22, 2007, the Company extended and modified the unsecured facility with a group of 23 Lenders.  The facility was extended for an additional two years and now matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of July 27, 2007, the Company had $160 million of outstanding borrowings under its unsecured revolving credit facility.

The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 55 basis point spread.  The Company may also elect an interest rate representing the higher of the lender’s prime rate or the Federal Funds rate plus 50 basis points.  The unsecured facility also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the operating partnership’s unsecured debt ratings.  In the event of a change in the Operating Partnership’s unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership’s	Interest Rate –
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
S&P Moody’s/Fitch (a)	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3/BBB-	100.0	25.0
BBB-/Baa3/BBB-	75.0	20.0
BBB/Baa2/BBB (current)	55.0	15.0
BBB+/Baa1/BBB+	42.5	15.0
A-/A3/A- or higher	37.5	12.5

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations.  The dividend restriction referred to above provides that, if an event of default has occurred and is continuing, the Company will not make any excess distributions with respect to common stock or other common equity interests except to enable the Company to continue to qualify as a REIT under the Code.

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”); Bank of America, N.A., as syndication agent; Scotiabanc, Inc., Wachovia Bank, National Association, and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association, Citicorp North America, Inc. and PNC Bank, National Association, as managing agents; and Bank of China, New York Branch, The Bank of New York; Chevy Chase Bank, F.S.B., The Royal Bank of Scotland PLC, Mizuho Corporate Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Successor by merger to UFJ Bank Limited), North Fork Bank, Bank Hapoalim B.M., Comerica Bank, Chang Hwa Commercial Bank, Ltd., New York Branch, First Commercial Bank, New York Agency, Mega International Commercial Bank Co. Ltd., New York Branch, Deutsche Bank Trust Company Americas and Hua Nan Commercial Bank, New York Agency, as participants.

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

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 27, 2007, the Company had $160.0 million in outstanding borrowings under its $600 million unsecured revolving credit facility.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2007.  The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs both in the short and long-term.  However, if these sources of funds are insufficient or unavailable, the Company’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:

The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the six months ended June 30, 2007:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2007	62,925,191	15,342,283	78,267,474
Common Stock offering	4,650,000	—	4,650,000
Stock options exercised	126,160	—	126,160
Common units redeemed for Common Stock	206,602	(206,602)	—
Common units issued	—	114,911	114,911
Shares issued under Dividend Reinvestment and Stock Purchase Plan	2,988	—	2,988
Restricted shares issued	13,000	—	13,000

Outstanding at June 30, 2007	67,923,941	15,250,592	83,174,533

Share Repurchase Program:

The Company has authorization to repurchase up to $45.5 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

Shelf Registration Statements:

The Company has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which $260.1 million of securities have been sold through July 27, 2007 and $1.7 billion remains available for future issuances.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $600 million of securities have been sold through July 27, 2007 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures aggregating $591.7 million at June 30, 2007, is non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $7.3 million letter of credit in support of the Harborside South Pier joint venture, $3.6 million of which is indemnified by Hyatt.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of June 30, 2007:

		Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,146,928	$100,494	$629,239	$532,326	$884,869	—
Revolving credit facility	257,003	6,751	128,501	121,751	—	—
Mortgages, loans payable and other obligations	409,144	35,731	231,412	18,759	93,874	$29,368
Payments in lieu of taxes (PILOT)	68,006	4,194	12,730	8,642	23,532	18,908
Operating lease payments	270	218	52	—	—	—
Ground lease payments	37,697	497	1,496	1,002	2,472	32,230
Gale settlement payments	6,000	3,000	3,000	—	—	—
Total	$2,925,048	$150,885	$1,006,430	$682,480	$1,004,747	$80,506

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

Approximately $2.0 billion of the Company’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rate on the variable rate debt as of June 30, 2007, was LIBOR plus 55 basis points.

(dollars in thousands)

June 30, 2007	Maturity Date
Debt,	07/1/07 –
including current portion	12/31/07	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed Rate	$10,270	$29,504	$310,404	$336,398	$302,329	$979,643	$1,968,548	$1,962,839
Average Interest Rate	5.01%	5.25%	7.40%	5.26%	7.91%	5.57%	6.15%

Variable Rate					$115,000		$115,000	$115,000

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

Item 1A.             Risk Factors

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  COMMON STOCK

During the three months ended June 30, 2007, the Company issued 65,080 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

COMMON UNITS

In addition, on May 25, 2007, the Operating Partnership issued 114,911 common units in the Operating Partnership to accredited investors under Rule 501 of the Securities Act as partial consideration for the acquisition of the ownership interests in 43 acres of land sites within its Capital Office Park complex in Greenbelt, Maryland.

(b)                                 Not Applicable.

(c)                                  None.

Item 3.           Defaults Upon Senior Securities

Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

(a)                                   On May 23, 2007, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”) to elect four members of the Board of Directors of the Company, among other things.

(b)                                    At the Annual Meeting, the Company’s stockholders elected the following four Class I directors to serve until the Company’s annual meeting of stockholders to be held in 2010; Alan S. Bernikow (Number of shares for: 63,624,592, Number of shares withheld: 516,745, Number of shares abstained: 0), Kenneth M. Duberstein (Number of shares for: 63,452,545, Number of shares withheld: 688,792, Number of shares abstained: 0), Vincent Tese (Number of shares for: 62,071,356, Number of shares withheld: 2,069,981, Number of shares abstained: 0), and Roy J. Zuckerberg (Number of shares for: 35,006,701, Number of shares withheld: 29,134,636, Number of shares abstained: 0).

The following directors’ terms of office as directors of the Company continued following the Annual Meeting: John R. Cali, Mitchell E. Hersh, Nathan Gantcher, David S. Mack, William L. Mack, Alan G. Philibosian, Irvin D. Reid and Robert F. Weinberg.  Immediately following the Annual Meeting, Robert F. Weinberg resigned from the Board of Directors and became a member of its Advisory Board. Upon Mr. Weinberg’s resignation, the Board of Directors appointed Martin S. Berger to fill the vacancy of Mr. Weinberg’s unexpired term as a Class II director, which term shall expire on the earlier to occur of the 2009 annual meeting of stockholders or Mr. Berger’s resignation or removal.

(c)                                     At the Annual Meeting, the Company’s stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the ensuing year (Number of shares for: 64,055,501, Number of shares against: 41,427, Number of shares abstained: 44,409, Number of broker non-votes: 0.)

(d)                                    None.

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

Mack-Cali Realty Corporation
(Registrant)

Date:	August 1, 2007	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date:	August 1, 2007	By:	/s/ Barry Lefkowitz
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

10.75

Extension and Third Modification Agreement dated as of June 22, 2007 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto. (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 22, 2007 and incorporated herein by reference).

10.76

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

10.77

Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.78

First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.79

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

10.81

2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.82

Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.83	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.84	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.85

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

10.87

Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.88

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

10.90

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

10.92

First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Company’s Form 10-Q dated June 30, 2005 and incorporated herein by reference).

10.93

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

10.95

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

10.96

Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.97

Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.98

Amendment No. 2 to Membership Interest Purchase and Contribution Agreement dated as of May 9, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.99

Amendment No. 8 to Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of May 23, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 23, 2007.

10.100

Contribution and Sale Agreement by and among Gale SLG NJ LLC, a Delaware limited liability company, Gale SLG NJ MEZZ LLC, a Delaware limited liability company, and Gale SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company and Mack-Cali Ventures L.L.C. dated as of March 7, 2006 (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.101

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

10.103

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

10.112

Promissory Note of 51 CHUBB SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $4,500,000 dated May 9, 2006 (filed as Exhibit 10.14 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.113

Form of Amended and Restated Limited Liability Company Agreement of Mack-Green-Gale LLC dated                 , 2006 (filed as Exhibit 10.3 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.114	Form of Limited Liability Company Operating Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.115

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

10.118

Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.119

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

10.120	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.121

Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.122

Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.123

Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.124

Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007 (filed as Exhibit 10.122 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

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