Form 10-Q
period 2007-09-30
MACK CALI REALTY CORP
filed 2007-11-01
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of October 26, 2007, there were 67,911,903 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

INDEX

Part I	Financial Information	Page

Item 1.	Financial Statements (unaudited):

	Consolidated Balance Sheets as of September 30, 2007
	and December 31, 2006	4

	Consolidated Statements of Operations for the three and nine month
	periods ended September 30, 2007 and 2006	5

	Consolidated Statement of Changes in Stockholders’ Equity for the
	nine months ended September 30, 2007	6

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2007 and 2006	7

	Notes to Consolidated Financial Statements	8-41

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	42-60

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

Item 4.	Controls and Procedures	60

Part II	Other Information

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	62

Item 4.	Submission of Matters to a Vote of Security Holders	62

Item 5.	Other Information	63

Item 6.	Exhibits	63

Signatures		64

Exhibit Index		65-80

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

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	September 30, 2007	December 31, 2006
Rental property
Land and leasehold interests	$724,056	$659,169
Buildings and improvements	3,741,029	3,549,699
Tenant improvements	385,892	356,495
Furniture, fixtures and equipment	9,220	8,224
	4,860,197	4,573,587
Less – accumulated depreciation and amortization	(869,888)	(796,793)
Net investment in rental property	3,990,309	3,776,794
Cash and cash equivalents	29,981	101,223
Marketable securities available for sale at fair value	5,111	--
Investments in unconsolidated joint ventures	179,077	160,301
Unbilled rents receivable, net	106,751	100,847
Deferred charges and other assets, net	261,394	240,637
Restricted cash	13,639	15,448
Accounts receivable, net of allowance for doubtful accounts
of $2,761 and $1,260	29,573	27,639

Total assets	$4,615,835	$4,422,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior unsecured notes	$1,632,280	$1,631,482
Revolving credit facility	166,000	145,000
Mortgages, loans payable and other obligations	332,838	383,477
Dividends and distributions payable	53,554	50,591
Accounts payable, accrued expenses and other liabilities	150,949	122,134
Rents received in advance and security deposits	44,841	45,972
Accrued interest payable	18,787	34,106
Total liabilities	2,399,249	2,412,762

Minority interests:
Operating Partnership	470,516	480,103
Consolidated joint ventures	1,538	2,117
Total minority interests	472,054	482,220
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
67,648,417 and 62,925,191 shares outstanding	676	629
Additional paid-in capital	1,961,984	1,708,053
Dividends in excess of net earnings	(243,355)	(205,775)
Accumulated other comprehensive income	227	--
Total stockholders’ equity	1,744,532	1,527,907

Total liabilities and stockholders’ equity	$4,615,835	$4,422,889

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS(in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2007	2006	2007	2006
Base rents	$145,535	$137,270	$427,574	$398,109
Escalations and recoveries from tenants	27,491	24,959	79,477	69,202
Construction services	22,912	23,237	68,722	36,286
Real estate services	5,567	10,652	13,267	19,015
Other income	11,376	5,134	17,628	13,318
Total revenues	212,881	201,252	606,668	535,930

EXPENSES
Real estate taxes	22,422	22,499	69,744	64,431
Utilities	21,944	18,565	54,818	46,235
Operating services	27,096	29,831	79,070	75,867
Direct construction costs	22,479	22,569	66,024	35,148
General and administrative	13,411	12,173	37,351	32,794
Depreciation and amortization	49,790	39,726	135,064	115,681
Total expenses	157,142	145,363	442,071	370,156
Operating income	55,739	55,889	164,597	165,774

OTHER (EXPENSE) INCOME
Interest expense	(32,163)	(35,466)	(94,432)	(99,575)
Interest and other investment income	985	514	4,173	2,359
Equity in earnings (loss) of unconsolidated joint ventures	(1,559)	(4,757)	(5,486)	(5,356)
Minority interest in consolidated joint ventures	51	113	492	143
Gain on sale of investment in marketable securities	--	--	--	15,060
Total other (expense) income	(32,686)	(39,596)	(95,253)	(87,369)
Income from continuing operations before
Minority interest in Operating Partnership	23,053	16,293	69,344	78,405
Minority interest in Operating Partnership	(4,146)	(3,169)	(12,564)	(14,959)
Income from continuing operations	18,907	13,124	56,780	63,446
Discontinued operations (net of minority interest):
Income from discontinued operations	20	3,387	1,057	9,375
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,533	--	36,280	3,921
Total discontinued operations, net	4,553	3,387	37,337	13,296
Net income	23,460	16,511	94,117	76,742
Preferred stock dividends	(500)	(500)	(1,500)	(1,500)
Net income available to common shareholders	$22,960	$16,011	$92,617	$75,242

Basic earnings per common share:
Income from continuing operations	$0.27	$0.20	$0.82	$1.00
Discontinued operations	$0.07	$0.06	$0.56	$0.21
Net income available to common shareholders	$0.34	$0.26	$1.38	$1.21

Diluted earnings per common share:
Income from continuing operations	$0.27	$0.20	$0.82	$0.99
Discontinued operations	$0.07	$0.06	$0.55	0.21
Net income available to common shareholders	$0.34	$0.26	$1.37	$1.20

Dividends declared per common share	$0.64	$0.64	$1.92	$1.90

Basic weighted average shares outstanding	67,688	62,302	67,068	62,158

Diluted weighted average shares outstanding	83,088	78,258	82,515	77,664

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands) (unaudited)

							Accumulated
					Additional	Dividends in	Other	Total
	Preferred Stock		Common Stock		Paid-In	Excess of	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	Income	Equity	Income
Balance at January 1, 2007	10	$25,000	62,925	$629	$1,708,053	$(205,775)	--	$1,527,907	--
Net income	--	--	--	--	--	94,117	--	94,117	$94,117
Preferred stock dividends	--	--	--	--	--	(1,500)	--	(1,500)	--
Common stock dividends	--	--	--	--	--	(130,197)	--	(130,197)	--
Common stock offering	--	--	4,650	47	251,685	--	--	251,732	--
Redemption of common units
for common stock	--	--	211	2	6,564	--	--	6,566	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	5	--	225	--	--	225	--
Stock options exercised	--	--	128	1	3,674	--	--	3,675	--
Stock options expense	--	--	--	--	99	--	--	99	--
Comprehensive Gain:
Unrealized holding gain
on marketable securities
available for sale	--	--	--	--	--	--	$227	227	227
Directors Deferred comp. plan	--	--	--	--	240	--	--	240	--
Issuance of restricted stock	--	--	13	--	--	--	--	--	--
Repurchase of Common Stock	--	--	(284)	(3)	(11,169)	--	--	(11,172)	--
Amortization of stock comp.	--	--	--	--	2,613	--	--	2,613	--
Balance at September 30, 2007	10	$25,000	67,648	$676	$1,961,984	$(243,355)	$227	$1,744,532	$94,344

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2007	2006
Net income	$94,117	$76,742
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	135,064	115,681
Depreciation and amortization on discontinued operations	424	8,387
Stock options expense	99	212
Amortization of stock compensation	2,613	2,216
Amortization of deferred financing costs and debt discount	2,101	2,171
Distribution of cumulative earnings from joint ventures	1,875	--
Equity in (earnings) losses of unconsolidated joint ventures, net	5,486	5,356
Gain on sale of marketable securities available for sale	--	(15,060)
Realized (gain) losses and unrealized losses on disposition
of rental property (net of minority interest)	(36,280)	(3,921)
Minority interest in Operating Partnership	12,564	14,959
Minority interest in consolidated joint ventures	(492)	(143)
Minority interest in income from discontinued operations	240	2,293
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(6,480)	(15,190)
Increase in deferred charges and other assets, net	(29,455)	(41,367)
Increase in accounts receivable, net	(1,934)	(11,297)
Increase in accounts payable, accrued expenses and other liabilities	7,733	22,786
(Decrease) increase in rents received in advance and security deposits	(1,131)	1,834
Decrease in accrued interest payable	(15,319)	(8,674)

Net cash provided by operating activities	$171,225	$156,985

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(356,178)	$(192,137)
Repayments of notes receivable	120	113
Investment in unconsolidated joint ventures	(22,310)	(148,991)
Distribution from unconsolidated joint venture	992	--
Purchase of marketable securities available for sale	(4,884)	(11,912)
Proceeds from sale of rental property	57,204	18,912
Proceeds from sale of investment in joint venture	575	--
Proceeds from sale of marketable securities available for sale	--	78,609
Decrease (increase) in restricted cash	1,809	(6,760)

Net cash used in investing activities	$(322,672)	$(262,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior unsecured notes	$--	$199,914
Borrowings from revolving credit facility	395,000	660,250
Repayment of revolving credit facility	(374,000)	(500,180)
Repayment of mortgages, loans payable and other obligations	(25,433)	(156,361)
Payment of financing costs	(1,801)	(384)
Proceeds from offering of Common Stock	251,732	--
Proceeds from stock options exercised	3,675	8,839
Payment of dividends and distributions	(157,796)	(146,514)
Repurchase of common stock	(11,172)	--

Net cash provided by financing activities	$80,205	$65,564

Net decrease in cash and cash equivalents	$(71,242)	$(39,617)
Cash and cash equivalents, beginning of period	101,223	60,397

Cash and cash equivalents, end of period	$29,981	$20,780

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third-parties.  As of September 30, 2007, the Company owned or had interests in 302 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 34.9 million square feet, which are comprised of 291 buildings, primarily office and office/flex buildings, totaling approximately 34.5 million square feet (which include 46 buildings, primarily office buildings, aggregating 5.7 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction and development in-progress of $125,773,000 and $116,151,000 (including land of $67,126,000 and $63,136,000) as of September 30, 2007 and December 31, 2006, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

The Company’s marketable securities at September 30, 2007 carried a value of $5.1 million and consisted of common equity securities which were all acquired during the third quarter 2007.  The Company’s marketable securities at September 30, 2007 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  The Company recorded an unrealized holding gain of $227,000 as other comprehensive gain in the third quarter 2007.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $680,000 and $725,000 for the three months ended September 30, 2007 and 2006, respectively, and $2,101,000 and $2,171,000 for the nine months ended September 30, 2007 and 2006, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $929,000 and $908,000 for the three months ended September 30, 2007 and 2006, respectively, and $2,993,000 and $2,574,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at September 30, 2007 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (67,649,757 shares), and distributions payable to minority interest common unitholders of the Operating Partnership (15,246,628 common units) for all such holders of record as of October 3, 2007 with respect to the third quarter 2007.  The third quarter 2007 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.64 per common share and unit were approved by the Board of Directors on September 12, 2007.  The preferred stock dividends, common stock dividends and common unit distributions payable were paid on October 15, 2007.

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

In 2002, the Company adopted the provisions of FASB No. 123, and in 2006, the Company adopted the provisions of FASB No. 123(R), which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  For the three months ended September 30, 2007 and 2006, the Company recorded restricted stock and stock options expense of $907,000 and $815,000, respectively, and $2,711,000 and $2,429,000 for the nine months ended September 30, 2007 and 2006, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  For the nine months ended September 30, 2007, other comprehensive income was $227,000.

Reclassifications	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

3.	REAL ESTATE TRANSACTIONS

Property Acquisitions
The Company acquired the following office properties during the nine months ended September 30, 2007 (dollars in thousands)

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
05/08/07	AAA Properties (a)	Hamilton Township, New Jersey	2	69,232	$ 9,048
06/11/07	125 Broad Street (b) (c)	New York, New York	1	524,476	274,091

Total Property Acquisitions:			3	593,708	$283,139

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

Properties Commencing Initial Operations
The following property commenced initial operations during the nine months ended September 30, 2007 (dollars in thousands)

			# of	Rentable	Investment by
Date	Property/Address	Location	Bldgs.	Square Feet	Company (a)
05/08/07	700 Horizon Drive	Hamilton Township, New Jersey	1	120,000	$16,699

Total Properties Commencing Initial Operations:			1	120,000	$16,699

(a) Development costs were funded primarily through draws on the Company’s revolving credit facility. Amounts are as of September 30, 2007.

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

Property Sales
The Company sold the following office properties during the nine months ended September 30, 2007 (dollars in thousands)

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
05/10/07	1000 Bridgeport Avenue	Shelton, Connecticut	1	133,000	$16,411	$13,782	$ 2,629
06/11/07	500 W. Putnam Avenue	Greenwich, Connecticut	1	121,250	54,344	18,113	36,231
07/13/07	100& 200 Decadon Drive	Egg Harbor, New Jersey	2	80,344	11,448	5,894	5,554

Total Office Property Sales:			4	334,594	$82,203	$37,789	$44,414

Gale Earn-Out and Agreement
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

In October 2007, the Company reached an agreement with Stanley C. Gale, the seller of the Gale Company, Mark Yeager, an executive officer of the Company, and certain affiliates of Messrs. Gale and Yeager, which are parties to certain non-portfolio interest joint ventures with the Company, to provide primarily for the following:

(1)	The Company agreed to satisfy the requirements for the $3 million payment due on May 9, 2008 and the $3 million payment due on May 9, 2009 as of October 31, 2007 by:

(a)	paying $4 million in cash; and
(b)
transferring to an entity whose beneficial owners includes Messrs. Gale and Yeager a 49.8 percent interest in an entity that owns one of the non-portfolio interests in a development project located in Belmar, New Jersey, which it acquired in June 2006 pursuant to the Gale Agreement for $1.6 million.  On September 30, 2007, the Company wrote off $2.1 million of costs related to this project, as it believes the project is no longer viable, which is included in general and administrative expense for the three and nine months ended September 30, 2007.

(2)
Under the Gale Agreement, the Company is obligated to acquire from an entity whose beneficial owners include Messrs. Gale and Yeager (the “Florham Entity”), a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million, subject to reduction based on developable square feet approved and other conditions, with the completion of such acquisition subject to the Florham Entity obtaining final development permits and approvals and related conditions necessary to allow for office development expected to be 600,000 square feet.  The Company has agreed to waive its contractual rights for reimbursement from the Florham Entity for certain costs incurred by the Company securing approvals for the development of the Florham Park Land and to defer collection of other costs.  Such deferred other costs, including a carrying charge of six percent per annum,  will be credited against the purchase price of the Florham Park Land at closing.  In the event the acquisition of the Florham Park Land does not close by May 9, 2009, subject to certain conditions, the Florham Entity will be obligated to pay the deferred other costs and an additional $1 million to the Company at that time.

(3)
The Company has agreed to settle a dispute and treat the right to receive certain commission payments in the approximate amount of $2.3 million as an excluded asset under the Gale Agreement, which commissions may become payable in the event that Sanofi-Aventis exercises its option to cause the 55 Corporate venture (see Note 4: Investment in Unconsolidated Joint Ventures) to construct a building which Sanofi-Aventis would lease on a long-term basis, as well as the completion of certain related events. The Company has agreed to pay directly to an entity whose beneficial owners include Messrs. Gale and Yeager up to $769,000 of these commissions when and if due.  In the event that Sanofi-Aventis does not exercise its option and the 55 Corporate venture receives the $7 million penalty, no amounts would be due to Messrs. Gale and Yeager or any of their affiliates.

4.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company’s unconsolidated joint ventures aggregating $607.8 million as of September 30, 2007 is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

In connection with the Colony Transaction and pursuant to the Redemption Agreement, the Meadowlands Venture redeemed (the “Redemption”) the Company’s entire interest in the Meadowlands Venture and its right to participate in the development of the ERC component in exchange for (i) $22.5 million in cash and (ii) a non-economic partner interest in each of the office and hotel components of Meadowlands Xanadu.  In connection with the Redemption, the Operating Partnership also received a non-interest bearing promissory note for an additional $2.5 million, which note is payable in full by MLP only at such time as the Operating Partnership exercises one of its options to develop the first of the office and hotel components of Meadowlands Xanadu.  The Company’s remaining investment of approximately $11.9 million is included in deferred charges and other assets, net, as of September 30, 2007 and December 31, 2006.

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

G&G MARTCO (Convention Plaza)
The Company held a 50 percent interest in G&G Martco, which owns Convention Plaza, a 305,618 square foot office building, located in San Francisco, California.  On November 6, 2006, the Company sold substantially all of its interest in the venture to an affiliate of its joint venture partner for approximately $16.3 million, realizing a gain on the sale of approximately $10.8 million.  The Company performed management and leasing services for the property owned by the joint venture through the date of sale and recognized $36,000 and $119,000 in fees for such services in the three and nine months ended September 30, 2006.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The Company holds a 50 percent interest in the joint venture.  The venture has a mortgage loan with a $14.8 million balance at September 30, 2007 secured by its office/flex property.  The mortgage bears interest at a rate of LIBOR plus 175 basis points and was scheduled to mature in January 2007, with one two-year extension option, subject to certain conditions.  In November 2006, the venture exercised its option to extend the term of the loan until January 2009.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $16,000 and $35,000 in fees for such services in the three months ended September 30, 2007 and 2006, respectively, and $48,000 and $82,000 for the nine months ended September 30, 2007 and 2006, respectively.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Company owns a 50 percent interest in the venture.

On October 12, 2006, the venture obtained a $70.0 million mortgage loan (with a balance as of September 30, 2007 of $69.3 million) collateralized by the hotel property using the proceeds principally to retire $38.9 million of floating-rate debt and to make distributions to partners.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of September 30, 2007 of $7.0 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $7.0 million letter of credit in support of this loan, $3.5 million of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of September 30, 2007 of $18.1 million), carries an interest rate of LIBOR plus 130 basis points and matures in April 2008.  The loan currently has three one-year extension options subject to certain conditions, each of which requires payment of a fee.

In September 2007, the joint venture completed development of the property and placed the office building in service.

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

MACK-GREEN-GALE LLC
On May 9, 2006, as part of the Gale/Green transactions completed in May 2006, the Company entered into a joint venture, Mack-Green-Gale LLC (“Mack-Green”), with SL Green, pursuant to which Mack-Green holds a 96 percent interest in and acts as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”).  The Company’s acquisition cost for its interest in Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Company’s revolving credit facility.  The OP LP owns 100 percent of entities which own 25 office properties (the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois, which was subsequently sold.  In September, 2007, the OP LP entered into a contract to sell all of its eight properties located in Troy, Michigan for $86.1 million subject to due diligence and other conditions.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $361 million at September 30, 2007.  $188.5 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.32 percent per annum and mature at various times through May 2016.  $172.5 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 185 basis points to LIBOR plus 400 basis points per annum and mature at various times through January 2009.  Included in the floating rate mortgage loans are $90.3 million provided by an affiliate of SL Green.

On August 9, 2006, $69.7 million of mortgage loans were refinanced.  The new loan has a maximum principal amount of $90 million with $78.9 million drawn at September 30, 2007.  The loan provides the ability to draw funds for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 185 basis points and matures on August 8, 2008 with a two-year extension option.

The Company performs management, leasing, and construction services for the properties owned by the joint venture and recognized $1.5 million and $900,000 in income (net of $100,000 and $310,000 in direct costs) for such services in the three months ended September 30, 2007, and 2006, respectively, and $2.7 million and $1.7 million in income (net of $896,000 and $737,000 in direct costs) for such services in the nine months ended September 30, 2007 and 2006, respectively.

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

GE Gale has a mortgage loan with a balance of $52.8 million at September 30, 2007.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Company performs management, leasing, and construction services for PFV and recognized $356,000 and $402,000 in income (net of $157,000 and $3.2 million in direct costs) for such services in the three months ended September 30, 2007 and 2006, respectively, and $741,000 and $628,000 in income (net of $1.4 million and $3.6 million in direct costs) for such services in the nine months ended September 30, 2007 and 2006, respectively.

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

The Route 93 Ventures have mortgage loans with an amount not to exceed $58.6 million, with a $42.5 million balance at September 30, 2007 collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2008, with three one-year extension options.

GALE KIMBALL, L.L.C.
On June 15, 2006, the Company entered into a joint venture with a Gale Affiliate to form M-C Kimball, LLC (“M-C Kimball”).  M-C Kimball was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Kimball, L.L.C. (“Gale Kimball”), an entity holding a 25 percent interest in 100 Kimball Drive LLC (“100 Kimball”), which developed and placed in service a 175,000 square foot office property that has been substantially pre-leased to a single tenant, located at 100 Kimball Drive, Parsippany, New Jersey (the “Kimball Property”).

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

100 Kimball is owned 25 percent by Gale Kimball and 75 percent by 100 Kimball Drive Realty Member LLC, an affiliate of JPMorgan (“JPM”). The operating agreement of 100 Kimball provides, among other things, for the distributions to be made in the following order:

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

On September 21, 2007, the venture obtained a mortgage loan which allows a maximum principal amount of $47 million (with a balance of $32.9 million at September 30, 2007).   The loan provides the ability to draw funds for qualified leasing and capital improvement costs.  The loan bears interest at a rate of 5.95 percent and matures in September 2012.

The Company performs construction and development services for the property owned by 100 Kimball for which it recognized $38,500 and $136,000 in income (net of $324,000 and $2.4 million in direct costs) in the three months ended September 30, 2007, and 2006, respectively, and $866,500 and $282,000 in income (net of $2.5 million and $5.7 million in direct costs) in the nine months ended September 30, 2007 and 2006, respectively.

55 CORPORATE PARTNERS, LLC
On June 9, 2006, the Company entered into a joint venture with a Gale Affiliate to form 55 Corporate Partners, LLC (“55 Corporate”).  55 Corporate was formed for the sole purpose of acquiring from a Gale Affiliate a 50 percent interest in SLG 55 Corporate Drive II, LLC (“SLG 55”), an entity indirectly holding a condominium interest in a vacant land parcel located in Bridgewater, New Jersey, which can accommodate development of an approximately 200,000 square foot office building.  Sanofi-Aventis, which occupies neighboring buildings, has an option to cause the venture to construct the building, which it would lease on a long-term basis.  Sanofi-Aventis is required to pay a penalty of $7 million, subject to certain conditions, in the event it fails to exercise the option by November 21, 2007.  The remaining 50 percent in SLG 55 is owned by SLG Gale 55 Corporate LLC, an affiliate of SL Green Realty Corp (“SLG Gale 55”).

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, in the initial amount of $18.1 million bearing interest at 6.9 percent per annum.  As of September 30, 2007 the outstanding balance on the mortgage note was $9.3 million.

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

NKFGMS OWNERS, LLC
On December 28, 2006, the Company contributed its facilities management business, which was acquired on May 9, 2006 as part of the Gale/Green transactions, to a newly-formed joint venture called NKFGMS Owners, LLC.  With the contribution, the Company received $600,000 in cash and a 40 percent interest in the joint venture.  In connection with the Contribution, the Company recognized a loss of approximately $1.5 million.  The Company and a joint venture partner agreed to loan up to $3 million in total to the venture from time to time until December 28, 2009, which would be funded by each of the Company and the joint venture partner on a pro-rata basis in an amount not to exceed $1.5 million, respectively.  The joint venture operating agreement provided for, among other things, profits and losses generally to be allocated in proportion to each member’s interest.

On September 21, 2007, the Company sold its 40 percent interest in NKFGMS to its joint venture partner for net proceeds of $575,000, and recorded a gain of $19,000 on the sale.

GALE JEFFERSON, L.L.C.
On August 22, 2007, the Company entered into a joint venture with a Gale Affiliate to form M-C Jefferson, L.L.C. (“M-C Jefferson”).  M-C Jefferson was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Jefferson, L.L.C. (“Gale Jefferson”), an entity holding a 25 percent interest in One Jefferson Road LLC (“One Jefferson”), which is developing a 100,000 square foot office property located at 1 Jefferson Road, Parsippany, New Jersey (the “Jefferson Property”).

The operating agreement of M-C Jefferson provides, among other things, for the Gale Participation Rights (of which Mark Yeager, an Executive Vice President of the Company, has a direct 26 percent interest).  Gale Jefferson is owned 33.33 percent by M-C Jefferson and 66.67 percent by the Hampshire Generational Fund, L.L.C. (“Hampshire”).  The operating agreements of Gale Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its member’s respective interests until each member is provided, as a result of such distributions, with an annual twelve percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to each of the Company and Hampshire.

One Jefferson is owned 25 percent by Gale Jefferson and 75 percent by One Jefferson Road Realty Member LLC, an affiliate of JPMorgan (“JPM”).  The operating agreement of One Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its member’s respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to JPM and Gale Jefferson.  One Jefferson has a construction loan in an amount not to exceed $21 million bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option.

The Company performs management, leasing and construction services for Gale Jefferson and recognized $16,500 in income (net of $593,000 in direct costs) for such services in the three and nine months ended September 30, 2007.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2007 and December 31, 2006:  (dollars in thousands)

	September 30, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	One	Combined
	Associates	Realty	South Pier	Plaza I & II	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Assets:
Rental property, net	$ 10,941	$ 11,695	$ 65,982	$ 23,240	$ 467,437	$ 43,199	$ 56,757	$ 31,250	$ 17,000	$ 8,021	--	--	$ 5,303	$ 740,825
Other assets	2,008	1,095	12,790	3,593	62,781	25,528	2,904	416	--	858	$ 54,725	--	293	166,991
Total assets	$ 12,949	$ 12,790	$ 78,772	$ 26,833	$ 530,218	$ 68,727	$ 59,661	$ 31,666	$ 17,000	$ 8,879	$ 54,725	--	$ 5,596	$ 907,816
Liabilities and partners’/
members’ capital (deficit):
Mortgages, loans payable
and other obligations	--	$ 14,816	$ 76,287	$ 18,116	$ 361,032	$ 52,800	$ 42,495	$ 32,916	--	$ 9,314	--	--	--	$ 607,776
Other liabilities	$ 532	393	3,984	700	27,062	6,930	1,077	--	--	--	$ 179	--	$ 63	40,920
Partners’/
members’ capital (deficit)	12,417	(2,419)	(1,499)	8,017	142,124	8,997	16,089	(1,250)	17,000	(435)	54,546	--	5,533	259,120
Total liabilities and partners’/
members’ capital (deficit)	$ 12,949	$ 12,790	$ 78,772	$ 26,833	$ 530,218	$ 68,727	$ 59,661	$ 31,666	$ 17,000	$ 8,879	$ 54,725	--	$ 5,596	$ 907,816

Company’s investment
in unconsolidated
joint ventures, net	$ 6,131	--	--	$ 3,763	$ 128,839	$ 2,144	$ 5,012	--	$ 8,511	$ 7,512	$ 16,617	--	$ 548	$ 179,077

		December 31, 2006
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	One	Combined
	Associates	Realty	South Pier	Plaza I & II	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Assets:
Rental property, net	$ 11,404	$ 12,141	$ 69,303	$ 13,205	$ 480,867	$ 39,538	$ 54,684	$ 26,601	$ 17,000	$ 8,221	--	$ 239	--	$ 733,203
Other assets	1,408	851	11,170	3,320	76,897	24,830	7,177	654	--	909	$ 10,500	2,638	--	140,354
Total assets	$ 12,812	$ 12,992	$ 80,473	$ 16,525	$ 557,764	$ 64,368	$ 61,861	$ 27,255	$ 17,000	$ 9,130	$ 10,500	$ 2,877	--	$ 873,557
Liabilities and partners’/
members’ capital (deficit):
Mortgages, loans payable
and other obligations	--	$ 14,936	$ 77,217	$ 8,673	$ 358,063	$ 47,761	$ 39,435	$ 15,350	--	$10,253	--	--	--	$ 571,688
Other liabilities	$ 532	259	4,944	13	39,497	5,972	846	--	--	--	--	$ 1,329	--	53,392
Partners’/
members’ capital (deficit)	12,280	(2,203)	(1,688)	7,839	160,204	10,635	21,580	11,905	$ 17,000	(1,123)	$ 10,500	1,548	--	248,477
Total liabilities and partners’/
members’ capital (deficit)	$ 12,812	$ 12,992	$ 80,473	$ 16,525	$ 557,764	$ 64,368	$ 61,861	$ 27,255	$ 17,000	$ 9,130	$ 10,500	$ 2,877	--	$ 873,557
Company’s investment
in unconsolidated
joint ventures, net	$ 6,060	--	--	$ 3,647	$ 119,061	$ 2,560	$ 6,669	$ 1,024	$ 8,500	$ 7,130	$ 5,250	$ 400	--	$ 160,301

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended September 30, 2007 and 2006:  (dollars in thousands)

	Three Months Ended September 30, 2007
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	One	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza I & II	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	--	--	$ 257	$ 478	$ 10,640	$ 180	$ 17,065	$ 3,905	$ 722	$ 1	--	$ 440	$ 141	--	--	$ 33,829
Operating and
other expenses	--	--	(49)	(402)	(6,441)	(3)	(7,983)	(1,899)	(948)	(93)	--	(17)	(7)	--	--	(17,842)
Depreciation and
amortization	--	--	(154)	(176)	(1,496)	(50)	(6,581)	(790)	181	(146)	--	(88)	--	--	--	(9,300)
Interest expense	--	--	--	(267)	(1,194)	(50)	(6,870)	(1,248)	(904)	(382)	--	(110)	--	--	--	(11,025)

Net income	--	--	$ 54	$ (367)	$ 1,509	$ 77	$ (4,369)	$ (32)	$ (949)	$ (620)	--	$ 225	$ 134	--	--	$ (4,338)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	--	--	$ 27	$ (200)	$ 755	$ 69	$ (2,012)	$ (14)	$ (285)	$ (52)	--	$ 113	$ 40	--	--	$ (1,559)

	Three Months Ended September 30,2006
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	One	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza I & II	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 110	$1,703	$ 167	$ 518	$ 9,926	--	$ 15,002	$ 2,194	$ 1,970	$ 3	--	$ 156	--	--	--	$ 31,749
Operating and
other expenses	(2,578)	(999)	(62)	(391)	(6,015)	--	(7,578)	(1,694)	(590)	(1)	--	(64)	--	--	--	$ (19,972)
Depreciation and
amortization	--	(363)	(154)	(167)	(1,460)	--	(5,841)	(695)	(349)	--	--	(29)	--			$ (9,058)
Interest expense	--	(845)	--	(267)	(893)	--	(6,629)	(795)	(761)	--	--	--	--	--	--	$ (10,190)
														--
Net income	$ (2,468)	$ (504)	$ (49)	$ (307)	$ 1,558	--	$ (5,046)	$ (990)	$ 270	$ 2	--	$ 63	--	--	--	$ (7,471)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ (1,876)	$ (409)	$ (24)	$ (225)	$ 639	--	$ (2,749)	$ (211)	$ 67	--	--	$ 31	--	--	--	$ (4,757)

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the nine months ended September 30, 2007 and 2006:  (dollars in thousands)

	Nine Months Ended September 30, 2007
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	One	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza I & II	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	--	--	$ 731	$ 1,523	$ 30,944	$ 242	$ 50,757	$ 9,157	$ 1,785	$ 3	--	$ 1,488	$ 672	--	--	$ 97,302
Operating and
other expenses	--	--	(132)	(1,166)	(18,947)	(5)	(23,141)	(4,889)	(2,812)	(133)	--	(50)	(668)	--	--	(51,943)
Depreciation and
amortization	--	--	(462)	(526)	(4,462)	(49)	(20,745)	(2,327)	(1,846)	(329)	--	(264)	--	--	--	(31,010)
Interest expense	--	--	--	(796)	(3,596)	(50)	(20,299)	(3,579)	(2,547)	(796)	--	(454)	--	--	--	(32,117)

Net income	--	--	$ 137	$ (965)	$ 3,939	$ 138	$ (13,428)	$ (1,638)	$ (5,420)	$ (1,255)	--	$ 720	$ 4	--	--	$ (17,768)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	--	--	$ 69	$ (375)	$ 1,863	$ 69	$ (5,351)	$ (416)	$ (1,655)	$ (104)	--	$ 360	$ 1	$ 53	--	$ (5,486)

	Nine Months Ended September 30,2006
			Plaza			Red Bank	Mack-	Princeton						NKFGMS
	Meadowlands	G&G	VIII & IX	Ramland	Harborside	Corporate	Green-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	One	Combined
	Xanadu	Martco	Associates	Realty	South Pier	Plaza I &II	Gale	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 409	$ 5,351	$ 489	$ 1,533	$ 27,529	--	$ 24,469	$ 6,585	$ 2,528	$ 3	--	$156	--	--	--	$ 69,052
Operating and
other expenses	(2,729)	(2,880)	(150)	(1,095)	(16,651)	--	(11,354)	(4,410)	(847)	(1)	--	(64)	--	--	--	(40,181)
Depreciation and
amortization	--	(1,075)	(462)	(543)	(4,369)	--	(9,219)	(2,116)	(465)	--	--	(29)	--	--	--	(18,278)
Interest expense	--	(2,362)	--	(756)	(2,750)	--	(10,219)	(2,178)	(1,002)	--	--	--	--	--	--	(19,267)

Net income	$ (2,320)	$ (966)	$ (123)	$ (861)	$ 3,759	--	$ (6,323)	$ (2,119)	$ 214	$ 2	--	$ 63	--	--	--	$ (8,674)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ (1,876)	$ (731)	$ (61)	$ (225)	$ 1,740	--	$ (4,009)	$ (278)	$ 53	--	--	$ 31	--	--	--	$ (5,356)

5.	DEFERRED CHARGES AND OTHER ASSETS

	September 30,	December 31,
(dollars in thousands)	2007	2006
Deferred leasing costs	$194,807	$184,175
Deferred financing costs	22,925	21,252
	217,732	205,427
Accumulated amortization	(84,550)	(76,407)
Deferred charges, net	133,182	129,020
Notes receivable	11,649	11,769
In-place lease values, related intangible and other assets, net	71,060	58,495
Prepaid expenses and other assets, net	45,503	41,353

Total deferred charges and other assets, net	$261,394	$240,637

6.	DISCONTINUED OPERATIONS

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

On July 13, 2007, the Company sold two office buildings in Egg Harbor Township, New Jersey, totaling 80,344 square feet for approximately $12.5 million and recognized a gain of approximately $5.6 million.

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

The following tables summarize income from discontinued operations (net of minority interest) and the related realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net for the three and nine month periods ended September 30, 2007 and 2006: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$61	$11,648	$3,881	$36,047
Operating and other expenses	(61)	(4,995)	(1,638)	(14,951)
Depreciation and amortization	--	(2,068)	(424)	(8,387)
Interest expense (net of interest income)	24	(348)	(522)	(1,041)
Minority interest	(4)	(850)	(240)	(2,293)

Income from discontinued operations
(net of minority interest)	$20	$3,387	$1,057	$9,375

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Realized gains on disposition of rental property	$5,554	--	$44,414	$4,905
Minority interest	(1,021)	--	(8,134)	(984)

Realized gains (losses) and unrealized losses
on disposition of rental property
(net of minority interest), net	$4,533	--	$36,280	$3,921

7.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2007 and December 31, 2006 is as follows (dollars in thousands):

	September 30,	December 31,	Effective
	2007	2006	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,657	$ 299,481	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,861	149,819	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,424	299,295	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,161	99,015	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	92,349	91,981	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,503	25,420	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,837	99,815	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,528	201,708	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,325	149,256	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,635	200,692	5.81%

Total Senior Unsecured Notes	$1,632,280	$1,631,482

(1)Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

8.	UNSECURED REVOLVING CREDIT FACILITY

On June 22, 2007, the Company extended and modified its unsecured credit facility with a group of 23 Lenders.  Amongst other modifications, the facility was extended for an additional two years and matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) under the unsecured facility is currently LIBOR plus 55 basis points.

On September 21, 2007, the Company exercised an option to expand the borrowing capacity under its unsecured credit facility from $600 million to $775 million (further expandable to $800 million).

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

(a)If the Operating Partnership has debt ratings from two rating agencies, one of which is Standard & Poor’s Rating Services (“S&P”) or Moody’s Investors Service (“Moody’s”), the rates per the above table shall be based on the lower of such ratings.  If the Operating Partnership has debt ratings from three rating agencies, one of which is S&P or Moody’s, the rates per the above table shall be based on the lower of the two highest ratings.  If the Operating Partnership has debt ratings from only one agency, it will be considered to have no rating or less than BBB-/Baa3/BBB- per the above table.

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

SUMMARY
As of September 30, 2007 and December 31, 2006, the Company had outstanding borrowings of $166 million and $145 million, respectively, under its unsecured revolving credit facility.

9.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of September 30, 2007, 17 of the Company’s properties, with a total book value of approximately $494.8 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2007 and December 31, 2006 is as follows (dollars in thousands):

		Effective	Principal Balance at
		Interest	September 30,	December 31,
Property Name	Lender	Rate (a)	2007	2006	Maturity
Mack-Cali Airport	Allstate Life Insurance Co.	7.05%	--	$ 9,422	(b)
6303 Ivy Lane	State Farm Life Insurance Co.	5.57%	--	6,020	(c)
6404 Ivy Lane	TIAA	5.58%	$ 13,191	13,665	08/01/08
Assumed obligations	Various	4.92%	30,609	38,742	05/01/09 (d)
Various (e)	Prudential Insurance	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	18,913	18,748	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	17,538	17,819	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.02%	17,687	18,013	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	5,131	5,232	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,146	7,285	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,698	12,996	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,697	6,821	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.35%	20,150	20,318	08/11/14
500 West Putnam Avenue	New York Life Insurance Co.	5.57%	--	25,000	(f)
23 Main Street	JPMorgan CMBS	5.59%	33,078	33,396	09/01/18

Total mortgages, loans payable and other obligations			$332,838	$383,477

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

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2007 and 2006 was $110,807,000 and $112,134,000 respectively.  Interest capitalized by the Company for the nine months ended September 30, 2007 and 2006 was $3,718,000 and $4,777,000, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2007, the Company’s total indebtedness of $2,131,118,000 (weighted average interest rate of 6.14 percent) was comprised of $166,000,000 of revolving credit facility borrowings (weighted average rate of 6.05 percent) and fixed rate debt and other obligations of $1,965,118,000 (weighted average rate of 6.15 percent).

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

UNIT TRANSACTIONS
The following table sets forth the changes in minority interest which relate to the common units in the Operating Partnership for the nine months ended September 30, 2007 (dollars in thousands):

	Common	Common
	Units	Unitholders
Balance at January 1, 2007	15,342,283	$480,103
Net income	--	20,939
Distributions	--	(29,203)
Issuance of common units	114,911	5,243
Redemption of common units for shares
of Common Stock	(210,566)	(6,566)

Balance at September 30, 2007	15,246,628	$470,516

MINORITY INTEREST OWNERSHIP
As of September 30, 2007 and December 31, 2006, the minority interest common unitholders owned 18.4 percent and 19.6 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES
The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold minority interests in these ventures.

11.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, other than those assigned to the Gale Company and affiliated employers, who meet certain minimum age and period of service requirements are eligible to participate in a 401(k) defined contribution plan (the “401(k) Plan”).  The 401(k) Plan allows eligible employees to defer from 1 to 30 percent of their annual compensation, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company, at management’s discretion, may match employee contributions and/or make discretionary contributions.  Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2007 and 2006 was $100,000 and $100,000, respectively, and for the nine months ended September 30, 2007 and 2006 was $300,000 and $300,000, respectively.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who were represented for collective bargaining purposes by a labor organization, who met certain minimum age and period of service requirements were eligible to participate in a 401(k) defined contribution plan (the “Gale Plan”).  The Gale Plan allowed eligible employees to defer from their annual compensation, the maximum amount permitted under federal law.  The amounts contributed by employees were immediately vested and non-forfeitable.  The Gale Company or the participant’s employer matched the employee’s deferral at the rate of 50 percent on the first six percent of the employee’s annual compensation for employees who had at least 1,000 hours of service and are employed on the last day of the plan year.  In addition, the Company, at management’s discretion, could make discretionary contributions.  Participants became 50 percent vested in employer contributions after two years of service and became 100 percent vested after three years of service.  Total expense recognized by the Company for the Gale Plan for the three and nine months ended September 30, 2007 was $0 and $111,000, respectively.  Total expense recognized by the Company after the completion of the Gale/Green Transactions for the three and nine months ended September 30, 2006 was $146,000 and $242,000, respectively.

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

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended September 30, 2007 and 2006, respectively, and $2.3 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $250,000 and $227,000 for the three months ended September 30, 2007 and 2006, respectively, and $750,000 and $682,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

OPERATING LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable operating leases under which the Company is the lessee, as of September 30, 2007, are as follows (dollars in thousands):

Year	Amount
2007	$ 41
2008	68
2009	15
2010	3

Total	$127

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2007, are as follows (dollars in thousands):

Year	Amount
2007	$ 127
2008	486
2009	501
2010	501
2011	501
2012 through 2084	35,453

Total	$37,569

Ground lease expense incurred by the Company during the three months ended September 30, 2007 and 2006 amounted to $166,000 and $203,000, respectively, and was $497,000 and $519,000 for the nine months ended September 30, 2007 and 2006, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising 46 properties with an aggregate net book value of approximately $1.2 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  91 of the Company’s properties, with an aggregate net book value of approximately $891.6 million, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2007 are as follows (dollars in thousands):

Year	Amount
2007	$ 140,545
2008	564,739
2009	523,522
2010	457,697
2011	388,581
2012 and thereafter	1,309,106

Total	$3,384,190

14.	STOCKHOLDERS’ EQUITY

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

PREFERRED STOCK
The Company has 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock issued and outstanding (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share).  Each depositary share represents 1/100th of a share of Series C Preferred Stock.

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At September 30, 2007, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

Except under certain conditions relating to the Company’s qualification as a REIT, the Series C Preferred Stock is not redeemable prior to March 14, 2008.  On and after such date, the Series C Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  During the third quarter 2007, the Company purchased and retired 283,700 shares of its outstanding common stock for an aggregate cost of approximately $11.2 million.  The Company has a remaining authorization to repurchase up to an additional $138.8 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through September 30, 2007 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of September 30, 2007 and December 31, 2006, the stock options outstanding had a weighted average remaining contractual life of approximately 4.1 and 4.7 years, respectively.  Stock options exercisable at September 30, 2007 and December 31, 2006 had a weighted average remaining contractual life of approximately 3.7 and 4.5 years, respectively.

Information regarding the Company’s stock option plans for the nine months ended September 30, 2007 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2007	690,306	$29.68
Exercised	(128,290)	$28.64
Lapsed or canceled	(19,590)	$35.54
Outstanding at September 30, 2007 ($24.63 – $45.47)	542,426	$29.72	$6,239
Options exercisable at September 30, 2007	426,646	$30.05	$4,782
Available for grant at September 30, 2007	4,536,734	--	--

Cash received from options exercised under all stock option plans was $0.1 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively, and $3.7 million and $8.8 million for the nine months ended September 30, 2007 and 2006, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $12,000 and $2.1 million, respectively, and $3.2 and $5.2 million for the nine months ended September 30, 2007 and 2006, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $33,000 and $36,000 for the three months ended September 30, 2007 and 2006, respectively, and $99,000 and $212,000 for the nine months ended September 30, 2007 and 2006, respectively.

STOCK COMPENSATION
The Company has granted stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to five-year vesting period and generally based on time and service, of which 153,211 shares were outstanding at September 30, 2007.  Of the outstanding restricted shares issued to executive officers and senior management, 46,873 are contingent upon the Company meeting certain performance and/or stock price appreciation objectives.  All Restricted Stock Awards provided to the officers and certain other employees were granted under the 2000 Employee Plan and the Employee Plan.  Restricted Stock Awards granted to directors were granted under the 2000 Director Plan.

On September 12, 2007, the Board of Directors of the Company approved the recommendations and ratified the determinations of the Executive Compensation and Option Committee of the Board of Directors (the “Committee”) with respect to new Restricted Stock Awards totaling 230,586 shares for its executive officers.

The Restricted Stock Awards to be issued may vest commencing January 1, 2009, with the number of Restricted Stock Awards scheduled to be vested and earned on each vesting date on an annual basis over a five to seven year vesting schedule, with each annual vesting of each tranche of Restricted Stock Awards is subject to the attainment of annual performance goals to be set by the Committee for each year.  In connection with the authorization of the Restricted Stock Awards, the Company also authorized the entering into of tax gross-up agreements with each of the executive officers.

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

During the nine months ended September 30, 2007 and 2006, 5,380 and 4,730 deferred stock units were earned, respectively.  As of September 30, 2007 and December 31, 2006, there were 42,237 and 35,802 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended September 30, 2007 and 2006 in accordance with FASB No. 128:  (dollars in thousands)

	Three Months Ended September 30,
Computation of Basic EPS	2007	2006
Income from continuing operations	$18,907	$13,124
Deduct: Preferred stock dividends	(500)	(500)
Income from continuing operations available to common shareholders	18,407	12,624
Income from discontinued operations	4,553	3,387
Net income available to common shareholders	$22,960	$16,011

Weighted average common shares	67,688	62,302

Basic EPS:
Income from continuing operations	$0.27	$0.20
Income from discontinued operations	0.07	0.06
Net income available to common shareholders	$0.34	$0.26

	Three Months Ended September 30,
Computation of Diluted EPS	2007	2006
Income from continuing operations available to common shareholders	$18,407	$12,624
Add: Income from continuing operations attributable to Operating Partnership –
common units	4,146	3,169
Income from continuing operations for diluted earnings per share	22,553	15,793
Income from discontinued operations for diluted earnings per share	5,578	4,237
Net income available to common shareholders	$28,131	$20,030

Weighted average common shares	83,088	78,258

Diluted EPS:
Income from continuing operations	$0.27	$0.20
Income from discontinued operations	0.07	0.06
Net income available to common shareholders	$0.34	$0.26

The following information presents the Company’s results for the nine months ended September 30, 2007 and 2006 in accordance with FASB No. 128 (dollars in thousands):

	Nine Months Ended September 30,
Computation of Basic EPS	2007	2006
Income from continuing operations	$56,780	$63,446
Deduct: Preferred stock dividends	(1,500)	(1,500)
Income from continuing operations available to common shareholders	55,280	61,946
Income from discontinued operations	37,337	13,296
Net income available to common shareholders	92,617	$75,242

Weighted average common shares	67,068	62,158

Basic EPS:
Income from continuing operations	$0.82	$1.00
Income from discontinued operations	0.56	0.21
Net income available to common shareholders	$1.38	$1.21

	Nine Months Ended September 30,
Computation of Diluted EPS	2007	2006
Income from continuing operations available to common shareholders	$55,280	$61,946
Add: Income from continuing operations attributable to Operating Partnership –
common units	12,564	14,959
Income from continuing operations for diluted earnings per share	67,844	76,905
Income from discontinued operations for diluted earnings per share	45,711	16,573
Net income available to common shareholders	$113,555	$93,478

Weighted average common shares	82,515	77,664

Diluted EPS:
Income from continuing operations	$0.82	$0.99
Income from discontinued operations	0.55	0.21
Net income available to common shareholders	$1.37	$1.20

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic EPS shares	67,688	62,302	67,068	62,158
Add:Operating Partnership – common units	15,248	15,643	15,242	15,196
Stock options	152	313	205	310
Diluted EPS Shares	83,088	78,258	82,515	77,664

Unvested shares of restricted stock outstanding as of September 30, 2007 and 2006 were 153,211 and 194,946, respectively.

15.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  There were $1,196,000 and $1,829,000 in revenues from foreign countries recorded for the three and nine months ended September 30, 2006, respectively, and no revenues from foreign countries for the three and nine months ended September 30, 2007.  The Company had no long lived assets in foreign locations as of September 30, 2007 and December 31, 2006.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income for each segment.

Selected results of operations for the three and nine month periods ended September 30, 2007 and 2006 and selected asset information as of September 30, 2007 and December 31, 2006 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
September 30, 2007	$ 189,635	$23,810	$ (564)	$ 212,881
September 30, 2006	176,089	23,353	1,810	201,252
Nine months ended:
September 30, 2007	$ 535,939	$77,784	$ (7,055)	$ 606,668
September 30, 2006	494,332	36,464	5,134	535,930

Total operating and interest expenses(a):
Three months ended:
September 30, 2007	$ 70,209	$23,255	$ 45,066	$ 138,530	(e)
September 30, 2006	72,634	23,432	44,523	140,589	(f)
Nine months ended:
September 30, 2007	$ 201,187	$76,194	$ 119,885	$ 397,266	(g)
September 30, 2006	186,902	36,512	128,277	351,691	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
September 30, 2007	$ (1,559)	--	--	$(1,559)
September 30, 2006	(4,757)	--	--	(4,757)
Nine months ended:
September 30, 2007	(5,486)	--	--	(5,486)
September 30, 2006	(5,356)	--	--	(5,356)

Net operating income (b):
Three months ended:
September 30, 2007	$ 117,867	$ 555	$ (45,630)	$ 72,792	(e)
September 30, 2006	98,698	(79)	(42,713)	55,906	(f)
Nine months ended:
September 30, 2007	$ 329,266	$ 1,590	$(126,940)	$ 203,916	(g)
September 30, 2006	302,074	(48)	(123,143)	178,883	(h)

Total assets:
September 30, 2007	$4,327,578	$29,511	$ 258,746	$4,615,835
December 31, 2006	4,281,222	28,353	113,314	4,422,889

Total long-lived assets (c):
September 30, 2007	$4,284,141	--	$ (8,004)	$4,276,137
December 31, 2006	4,036,393	--	1,550	4,037,943

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

(e) Excludes $49,790 of depreciation and amortization.
(f) Excludes $39,726 of depreciation and amortization.
(g) Excludes $135,064 of depreciation and amortization.
(h) Excludes $115,681 of depreciation and amortization.

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

Executive Overview

Mack-Cali Realty Corporation (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.6 billion at September 30, 2007.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 302 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 34.9 million square feet, leased to approximately 2,200 tenants.  The properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 11.3 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 92.2 percent at September 30, 2007 as compared to 91.9 percent at June 30, 2007 and 92.0 percent at December 31, 2006.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future (including, at September 30, 2007, a lease with a commencement date substantially in the future consisting of 8,590 square feet scheduled to commence in 2009), and leases that expire at the period end date.  Leases that expired as of September 30, 2007, June 30, 2007 and December 31, 2006 aggregate 67,253, 174,122 and 103,477 square feet, respectively, or 0.2, 0.6 and 0.4 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended September 30, 2007 increased an average of 0.8 percent compared to rates that were in effect under the prior leases, as compared to a 1.1 percent decrease for the three months ended September 30, 2006.  The Company believes that vacancy rates may continue to increase in some of its markets in 2007.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the three and nine months ended September 30, 2007 as compared to the three and nine months ended September 30, 2006; and
•	liquidity and capital resources.

Summary of 2007 Transactions

Property Acquisitions
The Company acquired the following office properties during the nine months ended September 30, 2007 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property/Address	Location	Bldgs.	Square Feet	Cost
05/08/07	AAA Properties (a)	Hamilton Township, New Jersey	2	69,232	$ 9,048
06/11/07	125 Broad Street (b) (c)	New York, New York	1	524,476	274,091

Total Property Acquisitions:			3	593,708	$283,139

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

Properties Commencing Initial Operations
The following office property commenced initial operations during the nine months ended September 30, 2007 (dollars in thousands):

			# of	Rentable	Investment by
Date	Property/Address	Location	Bldgs.	Square Feet	Company (a)
05/08/07	700 Horizon Drive	Hamilton Township, New Jersey	1	120,000	$16,699

Total Properties Commencing Initial Operations:			1	120,000	$16,699

(a) Development costs were funded primarily through draws on the Company’s revolving credit facility. Amounts are as of September 30, 2007.

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

Property Sales
The Company sold the following office properties during the nine months ended September 30, 2007 (dollars in thousands):

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
05/10/07	1000 Bridgeport Avenue	Shelton, Connecticut	1	133,000	$16,411	$13,782	$ 2,629
06/11/07	500 W. Putnam Avenue	Greenwich, Connecticut	1	121,250	54,344	18,113	36,231
07/13/07	100& 200 Decadon Drive	Egg Harbor, New Jersey	2	80,344	11,448	5,894	5,554

Total Office Property Sales:			4	334,594	$82,203	$37,789	$44,414

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended September 30, 2007 and 2006 was $1.2 million and $1.7 million, respectively, and $3.7 million and $4.8 million for the nine months ended September 30, 2007 and 2006, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2007 (“2007”), as compared to the three and nine months ended September 30, 2006 (“2006”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2006 (for the three-month period comparisons), and which represents all in-service properties owned by the Company at December 31, 2005 (for the nine-month period comparisons), excluding properties sold or held for sale through September 30, 2007, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2006 through September 30, 2007 (for the three-month period comparisons), and which represents all properties acquired by the Company from January 1, 2006 through September 30, 2007 (for the nine-month period comparisons).

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2007	2006	Change	Change
Revenue from rental operations and other:
Base rents	$145,535	$137,270	$ 8,265	6.0%
Escalations and recoveries from tenants	27,491	24,959	2,532	10.1
Other income	11,376	5,134	6,242	121.6
Total revenues from rental operations	184,402	167,363	17,039	10.2

Property expenses:
Real estate taxes	22,422	22,499	(77)	(0.3)
Utilities	21,944	18,565	3,379	18.2
Operating services	27,096	29,831	(2,735)	(9.2)
Total property expenses	71,462	70,895	567	0.8

Non-property revenues:
Construction services	22,912	23,237	(325)	(1.4)
Real estate services	5,567	10,652	(5,085)	(47.7)
Total non-property revenues	28,479	33,889	(5,410)	(16.0)

Non-property expenses:
Direct construction costs	22,479	22,569	(90)	(0.4)
General and administrative	13,411	12,173	1,238	10.2
Depreciation and amortization	49,790	39,726	10,064	25.3
Total non-property expenses	85,680	74,468	11,212	15.1
Operating income	55,739	55,889	(150)	(0.3)
Other (expense) income:
Interest expense	(32,163)	(35,466)	3,303	9.3
Interest and other investment income	985	514	471	91.6
Equity in earnings (loss) of unconsolidated joint ventures	(1,559)	(4,757)	3,198	67.2
Minority interest in consolidated joint ventures	51	113	(62)	(54.9)
Total other (expense) income	(32,686)	(39,596)	6,910	17.5

Income from continuing operations before minority interest
in Operating Partnership	23,053	16,293	6,760	41.5
Minority interest in Operating Partnership	(4,146)	(3,169)	(977)	(30.8)
Income from continuing operations	18,907	13,124	5,783	44.1
Discontinued operations (net of minority interest):
Income from discontinued operations	20	3,387	(3,367)	(99.4)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,533	--	4,533	--
Total discontinued operations, net	4,553	3,387	1,166	34.4
Net income	23,460	16,511	6,949	42.1
Preferred stock dividends	(500)	(500)	--	--
Net income available to common shareholders	$ 22,960	$ 16,011	$ 6,949	43.4%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 8,265	6.0%	$ 2,189	1.6%	$ 6,076	4.4%
Escalations and recoveries
from tenants	2,532	10.1	953	3.8	1,579	6.3
Other income	6,242	121.6	6,218	121.0	24	0.6
Total	$17,039	10.2%	$ 9,360	5.6%	$ 7,679	4.6%

Property expenses:
Real estate taxes	$ (77)	(0.3)%	$(1,044)	(4.6)%	$ 967	4.3%
Utilities	3,379	18.2	2,815	15.2	564	3.0
Operating services	(2,735)	(9.2)	(4,527)	(15.2)	1,792	6.0
Total	$ 567	0.8%	$(2,756)	(3.9)%	$ 3,323	4.7%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	255		250		5
Square feet (in thousands)	29,245		28,431		814

Base rents for the Same-Store Properties increased $2.2 million, or 1.6 percent, for 2007 as compared to 2006, due primarily to an increase in the percentage of space leased at the properties in 2007 from 2006.  Escalations and recoveries from tenants for the Same-Store Properties increased $1.0 million, or 3.8 percent, for 2007 over 2006, due primarily to an increased amount of total property expenses in 2007.  Other income for the Same-Store Properties increased $6.2 million, or 121.0 percent, due primarily to an increase in lease termination fees.

Real estate taxes on the Same-Store Properties decreased $1.0 million, or 4.6 percent, for 2007 as compared to 2006, due primarily to lower assessments on certain properties in 2007.  Utilities for the Same-Store Properties increased $2.8 million, or 15.2 percent, for 2007 as compared to 2006, due primarily to increased electric rates in 2007 as compared to 2006.  Operating services for the Same-Store Properties decreased $4.5 million, or 15.2 percent due primarily to a decrease of $5.7 million resulting from the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006, partially offset by an increase of $0.7 million in property management salaries and related expenses and an increase of $0.5 million in maintenance costs for 2007, as compared to 2006.

Construction services revenue decreased $0.3 million, or 1.4 percent, in 2007 as compared to 2006, due to less activity at The Gale Company and its related businesses acquired by the Company in May 2006 (the “Gale/Green Transaction”).  Real estate services revenue decreased by $5.1 million, for 2007 as compared to 2006, due primarily to the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Direct construction costs decreased $0.1 million, or 0.4 percent, in 2007 as compared to 2006, due primarily to lesser activity of the Gale Company and its related businesses.  General and administrative expense increased by $1.2 million, or 10.2 percent, for 2007 as compared to 2006 due primarily to the write-off of costs related to a development project no longer considered viable.

Depreciation and amortization increased by $10.1 million, or 25.3 percent, for 2007 over 2006.  Of this increase, $4.4 million, or 11.1 percent, is attributable to the Acquired Properties, and $5.7 million, or 14.2 percent, is attributable to the Same-Store Properties, due primarily to depreciation on increased tenant installation costs.

Interest expense decreased $3.3 million, or 9.3 percent, for 2007 as compared to 2006.  This decrease was due primarily to lower average debt balances in 2007 as compared to 2006.

Interest and other investment income increased $0.5 million, or 91.6 percent, for 2007 as compared to 2006.  This increase was due primarily to higher cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures increased $3.2 million, or 67.2 percent, for 2007 as compared to 2006.  The increase was due primarily to losses in 2006 of $1.9 million in the Meadowlands Xanadu venture, and $0.4 million in the G&G Martco venture with no activity in 2007, as well as a decreased loss in 2007 of $0.7 million in the Mack-Green joint venture and a decreased loss of $0.4 million in the Route 93 joint venture.

Income from continuing operations before minority interest in Operating Partnership increased to approximately $23.1 million in 2007 from $16.3 million in 2006.  The increase of approximately $6.8 million is due to the factors discussed above.

Net income available to common shareholders increased by approximately $7.0 million, from $16.0 million in 2006 to $23.0 million in 2007.  This increase was the result of an increase in income from continuing operations before minority interest in Operating Partnership of $6.8 million and a realized gain on disposition of rental property of $4.5 million in 2007.  These were partially offset by a decrease in income from discontinued operations of approximately $3.3 million for 2007 as compared to 2006, and an increase in minority interest in Operating Partnership of $1.0 million for 2007 as compared to 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2007	2006	Change	Change
Revenue from rental operations and other:
Base rents	$427,574	$398,109	$ 29,465	7.4%
Escalations and recoveries from tenants	79,477	69,202	10,275	14.8
Other income	17,628	13,318	4,310	32.4
Total revenues from rental operations	524,679	480,629	44,050	9.2

Property expenses:
Real estate taxes	69,744	64,431	5,313	8.2
Utilities	54,818	46,235	8,583	18.6
Operating services	79,070	75,867	3,203	4.2
Total property expenses	203,632	186,533	17,099	9.2

Non-property revenues:
Construction services	68,722	36,286	32,436	89.4
Real estate services	13,267	19,015	(5,748)	(30.2)
Total non-property revenues	81,989	55,301	26,688	48.3

Non-property expenses:
Direct construction costs	66,024	35,148	30,876	87.8
General and administrative	37,351	32,794	4,557	13.9
Depreciation and amortization	135,064	115,681	19,383	16.8
Total non-property expenses	238,439	183,623	54,816	29.9
Operating income	164,597	165,774	(1,177)	(0.7)
Other (expense) income:
Interest expense	(94,432)	(99,575)	5,143	5.2
Interest and other investment income	4,173	2,359	1,814	76.9
Equity in earnings (loss) of unconsolidated joint ventures	(5,486)	(5,356)	(130)	(2.4)
Minority interest in consolidated joint ventures	492	143	349	244.1
Gain on sale of investment in marketable securities	--	15,060	(15,060)	(100.0)
Total other (expense) income	(95,253)	(87,369)	(7,884)	(9.0)

Income from continuing operations before minority interest
in Operating Partnership	69,344	78,405	(9,061)	(11.6)
Minority interest in Operating Partnership	(12,564)	(14,959)	2,395	16.0
Income from continuing operations	56,780	63,446	(6,666)	(10.5)
Discontinued operations (net of minority interest):
Income from discontinued operations	1,057	9,375	(8,318)	(88.7)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	36,280	3,921	32,359	825.3
Total discontinued operations, net	37,337	13,296	24,041	180.8
Net income	94,117	76,742	17,375	22.6
Preferred stock dividends	(1,500)	(1,500)	--	--
Net income available to common shareholders	$ 92,617	$ 75,242	$ 17,375	23.1%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 29,465	7.4%	$ 12,664	3.2%	$ 16,801	4.2%
Escalations and recoveries
from tenants	10,275	14.8	6,847	9.9	3,428	4.9
Other income	4,310	32.4	4,205	31.6	105	0.8
Total	$ 44,050	9.2%	$ 23,716	4.9%	$ 20,334	4.3%

Property expenses:
Real estate taxes	$ 5,313	8.2%	$ 2,943	4.6%	$ 2,370	3.6%
Utilities	8,583	18.6	6,745	14.6	1,838	4.0
Operating services	3,203	4.2	7,335	9.7	(4,132)	(5.5)
Total	$ 17,099	9.2%	$ 17,023	9.1%	$ 76	0.1%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	255		240		15
Square feet (in thousands)	29,245		27,070		2,175

Base rents for the Same-Store Properties increased $12.7 million, or 3.2 percent, for 2007 as compared to 2006, due primarily to an increase in the percentage of space leased at the properties in 2007 from 2006.  Escalations and recoveries from tenants for the Same-Store Properties increased $6.8 million, or 9.9 percent, for 2007 over 2006, due primarily to an increased amount of total property expenses in 2007.  Other income for the Same-Store Properties increased $4.2 million, or 31.6 percent, due primarily to an increase in lease termination fees.

Real estate taxes on the Same-Store Properties increased $2.9 million, or 4.6 percent, for 2007 as compared to 2006, due primarily to property tax rate increases in certain municipalities in 2007, partially offset by reduced assessments on certain properties in 2007.  Utilities for the Same-Store Properties increased $6.7 million, or 14.6 percent, for 2007 as compared to 2006, due primarily to increased electric rates in 2007 as compared to 2006.  Operating services for the Same-Store Properties increased $7.3 million, or 9.7 percent due primarily to increased maintenance costs of $3.4 million, an increase in salaries and related expenses of $1.6 million for 2007, an increase in snow removal costs of $0.8 million and an increase in property insurance expense of $0.4 million for 2007 as compared to 2006.  Included in the $4.1 million decrease in operating services of the Acquired Properties for 2007 as compared to 2006 is the effect of a decrease of $9.0 million in 2007 resulting from the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Construction services revenue increased $32.4 million in 2007 as compared to 2006, due to the effect of the Gale/Green Transactions completed in May 2006.  Real estate services revenues decreased by $5.7 million, for 2007 as compared to 2006, due primarily to the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

Direct construction costs increased $30.9 million in 2007 as compared to 2006, due primarily to the effect of the Gale/Green Transactions.  General and administrative expense increased by $4.6 million, or 13.9 percent, for 2007 as compared to 2006 due primarily to the effect of the Gale/Green Transactions.

Depreciation and amortization increased by $19.4 million, or 16.8 percent, for 2007 over 2006.  Of this increase, $12.5 million, or 10.8 percent, is attributable to the Acquired Properties, and $6.9 million, or 6.0 percent, is attributable to the Same-Store Properties, due primarily to depreciation on increased tenant installation costs.

Interest expense decreased $5.1 million, or 5.2 percent, for 2007 as compared to 2006.  This decrease was due primarily to lower average debt balances in 2007 as compared to 2006.

Interest and other investment income increased $1.8 million, or 76.9 percent, for 2007 as compared to 2006.  This increase was due primarily to higher cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures decreased $0.1 million, or 2.4 percent, for 2007 as compared to 2006.  The decrease was due primarily to a loss in 2007 of $1.6 million in the Route 93 joint venture and an increased loss in 2007 of $1.3 million in the Mack-Green joint venture, partially offset by losses in 2006 of $1.9 million in the Meadowlands Xanadu venture and $0.7 million in the G&G Martco venture, with no activity for these ventures in 2007.

The Company recognized a gain on sale of investment in marketable securities of $15.1 million in 2006, with no gain in 2007.

Income from continuing operations before minority interest in Operating Partnership decreased to approximately $69.3 million in 2007 from $78.4 million in 2006.  The decrease of approximately $9.1 million is due to the factors discussed above.

Net income available to common shareholders increased by approximately $17.4 million, from $75.2 million in 2006 to $92.6 million in 2007.  This increase was the result of a realized gain on disposition of rental property of $36.3 million in 2007 and a decrease in minority interest in Operating Partnership of $2.4 million for 2007 as compared to 2006.  These were partially offset by a decrease in income from continuing operation before minority interest in Operating Partnership of $9.1 million for 2007 as compared to 2006, a decrease in income from discontinued operations of $8.3 million for 2007 as compared to 2006, and realized a gain on disposition of rental property of $3.9 million in 2006.

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

Gale Earn-Out and Agreement:
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

In October 2007, the Company reached an agreement with Stanley C. Gale, the seller of the Gale Company, Mark Yeager, an executive officer of the Company, and certain affiliates of Messrs. Gale and Yeager, which are parties to certain non-portfolio interest joint ventures with the Company, to provide primarily for the following:

(1)	The Company agreed to satisfy the requirements for the $3 million payment due on May 9, 2008 and the $3 million payment due on May 9, 2009 as of October 31, 2007 by:

(a)	paying $4 million in cash; and
(b)
transferring to an entity whose beneficial owners includes Messrs. Gale and Yeager a 49.8 percent interest in an entity that owns one of the non-portfolio interests in a development project located in Belmar, New Jersey, which it acquired in June 2006 pursuant to the Gale Agreement for $1.6 million.  On September 30, 2007, the Company wrote off $2.1 million of costs related to this project, as it believes the project is no longer viable, which is included in general and administrative expense for the three and nine months ended September 30, 2007.

(2)
Under the Gale Agreement, the Company is obligated to acquire from an entity whose beneficial owners include Messrs. Gale and Yeager (the “Florham Entity”), a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million, subject to reduction based on developable square feet approved and other conditions, with the completion of such acquisition subject to the Florham Entity obtaining final development permits and approvals and related conditions necessary to allow for office development expected to be 600,000 square feet.  The Company has agreed to waive its contractual rights for reimbursement from the Florham Entity for certain costs incurred by the Company securing approvals for the development of the Florham Park Land and to defer collection of other costs.  Such deferred other costs, including a carrying charge of six percent per annum,  will be credited against the purchase price of the Florham Park Land at closing.  In the event the acquisition of the Florham Park Land does not close by May 9, 2009, subject to certain conditions, the Florham Entity will be obligated to pay the deferred other costs and an additional $1 million to the Company at that time.

(3)
The Company has agreed to settle a dispute and treat the right to receive certain commission payments in the approximate amount of $2.3 million as an excluded asset under the Gale Agreement, which commissions may become payable in the event that Sanofi-Aventis exercises its option to cause the 55 Corporate venture (see Note 4: Investment in Unconsolidated Joint Ventures) to construct a building which Sanofi-Aventis would lease on a long-term basis, as well as the completion of certain related events. The Company has agreed to pay directly to an entity whose beneficial owners include Messrs. Gale and Yeager up to $769,000 of these commissions when and if due.  In the event that Sanofi-Aventis does not exercise its option and the 55 Corporate venture receives the $7 million penalty, no amounts would be due to Messrs. Gale and Yeager or any of their affiliates.

Construction Projects:
The Company owns a 15 percent indirect interest in a joint venture which plans to develop approximately 1.2 million square foot mixed-use project in downtown Boston consisting of office and retail space, condominium apartments, a hotel and garage.  The development project, which is subject to government approval, is currently projected to cost approximately $710 million, of which the Company is currently projected to invest a total of approximately $26.6 million (of which the Company has invested $16.6 million through October 26, 2007).

On February 22, 2007, the Company announced that it agreed to develop a 250,000 square-foot class A office building for Wyndham Worldwide Corporation for its corporate headquarters.  In July 2007, the Company commenced construction on the building, which Wyndham Worldwide pre-leased for 15 years, on a land site located in the Company’s Mack-Cali Business Campus in Parsippany, New Jersey.  The building is expected to be completed in the fourth quarter 2008 at a total estimated cost of approximately $64.8 million.

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

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising 46 properties with an aggregate net book value of approximately $1.2 billion, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  91 of the Company’s properties, with an aggregate net book value of approximately $891.6 million, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of September 30, 2007, the Company had 238 unencumbered properties, totaling 25.7 million square feet, representing 87.7 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents decreased by $71.2 million to $30.0 million at September 30, 2007, compared to $101.2 million at December 31, 2006.  The decrease is comprised of the following net cash flow items:

(1)	$171.2 million provided by operating activities.

(2)	$322.7 million used in investing activities, consisting primarily of the following:
(a)	$356.2 million used for additions to rental property and related intangibles; plus
(b)	$4.9 million used for purchasing of Available For Sale Securities; plus
(c)	$22.3 million used in investing in unconsolidated joint ventures; minus
(d)	$57.2 million received from proceeds from the sales of rental property.

(3)	$80.2 million provided by financing activities, consisting primarily of the following:
(a)	$251.7 million in proceeds from the offering of Common Stock; plus
(b)	$395 million from borrowings under the Company’s unsecured credit facility; minus
(c)	$374 million used for the repayment of borrowings under the Company’s unsecured credit facility; minus
(d)	$25.4 million used for the repayment of mortgages, loans payable and other obligations; minus
(e)	$157.8 million used for the payment of dividends and distributions.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt financing as of September 30, 2007:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt	$1,662,890	78.03%	6.29%	4.55
Fixed Rate Secured Debt and
Other Obligations	302,228	14.18%	5.36%	4.27
Variable Rate Unsecured Debt	166,000	7.79%	6.05%	3.73

Totals/Weighted Average:	$2,131,118	100.00%	6.14%	4.45

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of September 30, 2007 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)
2007	$ 4,521	$ --	$ 4,521	5.04%
2008	20,336	12,563	32,899	5.23%
2009	11,426	300,000	311,426	7.40%
2010	2,583	334,500	337,083	5.26%
2011	2,745	466,000	468,745	7.25%
Thereafter	8,566	970,766	979,332	5.57%
Sub-total	50,177	2,083,829	2,134,006	6.14%
Adjustment for unamortized
debt discount/premium, net,
as of September 30, 2007	(2,888)	--	(2,888)

Totals/Weighted Average	$47,289	$2,083,829	$2,131,118	6.14%

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of September 30, 2007) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of October 26, 2007, the Company had $217 million of outstanding borrowings under its unsecured revolving credit facility.

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

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 26, 2007, the Company had $217 million in outstanding borrowings under its $775 million unsecured revolving credit facility.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2007.  The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs both in the short and long-term.  However, if these sources of funds are insufficient or unavailable, the Company’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the nine months ended September 30, 2007:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2007	62,925,191	15,342,283	78,267,474
Common Stock offering	4,650,000	--	4,650,000
Stock options exercised	128,290	--	128,290
Common units redeemed for Common Stock	210,566	(210,566)	--
Common units issued	--	114,911	114,911
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	5,070	--	5,070
Restricted shares issued	13,000	--	13,000
Repurchase of Common Stock	(283,700)	--	(283,700)

Outstanding at September 30, 2007	67,648,417	15,246,628	82,895,045

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  During the quarter ended September 30, 2007, the Company purchased and retired 283,700 shares of its outstanding common stock for a cost of approximately $11,170,000, with a remaining authorization under the Repurchase Program of $138,830,000.

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which $260.1 million of securities have been sold through October 16, 2007 and $1.7 billion remains available for future issuances.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $600 million of securities have been sold through October 16, 2007 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures aggregating $607.8 million at September 30, 2007, is non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $7.0 million letter of credit in support of the Harborside South Pier joint venture, $3.5 million of which is indemnified by Hyatt.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of September 30, 2007:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,106,274	$100,494	$618,364	$518,076	$869,340	--
Revolving credit facility	203,675	10,046	20,093	173,536	--	--
Mortgages, loans payable
and other obligations	402,200	49,149	213,395	18,759	92,103	$28,794
Payments in lieu of taxes
(PILOT)	66,958	4,194	12,755	8,670	23,683	17,656
Operating lease payments	127	92	35	--	--	--
Ground lease payments	37,569	491	1,499	1,002	2,445	32,132
Gale settlement payments	6,000	3,000	3,000	--	--	--
Total	$2,822,803	$167,466	$869,141	$720,043	$987,571	$78,582

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

Approximately $2.0 billion of the Company’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rate on the variable rate debt as of September 30, 2007, was LIBOR plus 55 basis points.

(dollars in thousands)
September 30, 2007	Maturity Date
Debt,	10/1/07 –
including current portion	12/31/07	2008	2009	2010	2011	Thereafter	Total	Fair Value

Fixed Rate	$4,299	$31,926	$310,522	$336,398	$302,329	$979,644	$1,965,118	$1,950,805
Average Interest Rate	5.04%	5.23%	7.40%	5.26%	7.91%	5.57%	6.15%

Variable Rate					$166,000		$ 166,000	$ 166,000

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

Not Applicable.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)           COMMON STOCK
During the three months ended September 30, 2007, the Company issued 3,964 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

(b)           Not Applicable.

(c)	Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Dollar Value of Shares That May Yet be Purchase under the Announced Plan (1)
	July 1, 2007 to July 31, 2007	0	N/A	0	$150,000,000
	August 1, 2007 to August 31, 2007	280,700	$39.34	280,700	$138,949,780.70
	September 1, 2007 to September 30, 2007	3,000	$39.95	3,000	$138,829,930.70
	TOTAL:	283,700	$39.34	283,700	$138,829,930.70

(1)
The Board of Directors of the Company adopted a $100 million share repurchase program on August 6, 1998, re-authorized and increased the share repurchase program to $150 million on September 13, 2000, and further re-authorized and increased the share repurchase program to $150 million on September 12, 2007.  The share repurchase program authorizes repurchases from time to time in open market transactions at prevailing prices or through privately negotiated transactions and is not subject to an expiration date.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 5.    Other Information

(a)	None.

(b)	None.

Item 6.    Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: October 31, 2007	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: October 31, 2007	By:	/s/ Barry Lefkowitz
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

10.71	Form of Multi-Year Restricted Share Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 12, 2007 and incorporated herein by reference).

10.72	Form of Tax Gross-Up Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated September 12, 2007 and incorporated herein by reference).

10.73
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

10.74
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

10.75
Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders Party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 16, 2005 and incorporated herein by reference).

10.76
Second Modification Agreement dated as of July 14, 2006 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 14, 2006 and incorporated herein by reference).

10.77
Extension and Third Modification Agreement dated as of June 22, 2007 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto. (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 22, 2007 and incorporated herein by reference).

10.78
Fourth Modification Agreement dated as of September 21, 2007 by and among Mack Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 21, 2007 and incorporated herein by reference).

10.79
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

10.80
Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.81
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.82
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.83
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.84
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.85
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.86	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.87	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.88
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

10.89
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.90
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.91
Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.92
Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.93
First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.94
Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.95
First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Company’s Form 10-Q dated June 30, 2005 and incorporated herein by reference).

10.96
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

10.97
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

10.98
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

10.99
Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.100
Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.101
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

10.103
Contribution and Sale Agreement by and among Gale SLG NJ LLC, a Delaware limited liability company, Gale SLG NJ MEZZ LLC, a Delaware limited liability company, and Gale SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company and Mack-Cali Ventures L.L.C. dated as of March 7, 2006 (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.104
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

10.106
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

10.114
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

10.116
Form of Amended and Restated Limited Liability Company Agreement of Mack-Green-Gale LLC dated                 , 2006 (filed as Exhibit 10.3 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.117	Form of Limited Liability Company Operating Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

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

10.120
Second Amendment to Agreement of Sale and Purchase dated September 15, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.93 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.121
Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.122
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

10.123	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.124
Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.125
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.126
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.127
Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007 (filed as Exhibit 10.122 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.128*
Letter Agreement by and between Mack-Cali Realty, L.P., Mack-Cali Realty Acquisition Corp., Mack-Cali Belmar Realty, LLC, M-C Belmar, LLC, Mr. Stanley C. Gale, SCG Holding Corp., Mr. Mark Yeager, GCF II Investor LLC, The Gale Investments Company, LLC, Gale & Wentworth Vreeland, LLC, Gale Urban Solutions LLC, MSGW-ONE Campus Investors, LLC and Gale/Yeager Investments LLC dated October 31, 2007.

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