Form 10-Q
period 2008-03-31
MACK CALI REALTY CORP
filed 2008-05-01
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.  YES X NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                                                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ NO X

As of April 25, 2008, there were 65,685,862 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	March 31, 2008	December 31, 2007
Rental property
Land and leasehold interests	$ 727,510	$ 726,253
Buildings and improvements	3,762,497	3,753,088
Tenant improvements	394,097	397,132
Furniture, fixtures and equipment	8,887	8,956
	4,892,991	4,885,429
Less – accumulated depreciation and amortization	(930,077)	(907,013)
Net investment in rental property	3,962,914	3,978,416
Cash and cash equivalents	30,591	24,716
Marketable securities available for sale at fair value	5,157	4,839
Investments in unconsolidated joint ventures	178,557	181,066
Unbilled rents receivable, net	109,035	107,761
Deferred charges and other assets, net	239,500	246,386
Restricted cash	13,662	13,613
Accounts receivable, net of allowance for doubtful accounts
of $1,598 and $1,576	21,546	36,405

Total assets	$4,560,962	$4,593,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior unsecured notes	$1,632,813	$1,632,547
Revolving credit facility	282,000	250,000
Mortgages, loans payable and other obligations	325,150	329,188
Dividends and distributions payable	52,126	52,099
Accounts payable, accrued expenses and other liabilities	130,053	142,778
Rents received in advance and security deposits	56,757	51,992
Accrued interest payable	18,573	34,193
Total liabilities	2,497,472	2,492,797

Minority interests:
Operating Partnership	450,183	456,436
Consolidated joint ventures	1,272	1,414
Total minority interests	451,455	457,850
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
65,680,674 and 65,558,073 shares outstanding	655	656
Additional paid-in capital	1,882,727	1,886,467
Dividends in excess of net earnings	(296,610)	(269,521)
Accumulated other comprehensive income (loss)	263	(47)
Total stockholders’ equity	1,612,035	1,642,555

Total liabilities and stockholders’ equity	$4,560,962	$4,593,202

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2008	2007
Base rents	$148,603	$139,557
Escalations and recoveries from tenants	25,724	26,220
Construction services	12,761	22,341
Real estate services	3,442	2,741
Other income	4,183	2,398
Total revenues	194,713	193,257

EXPENSES
Real estate taxes	24,036	23,470
Utilities	21,428	17,545
Operating services	25,973	24,626
Direct construction costs	12,654	20,911
General and administrative	11,095	11,070
Depreciation and amortization	47,722	41,451
Total expenses	142,908	139,073
Operating income	51,805	54,184

OTHER (EXPENSE) INCOME
Interest expense	(32,460)	(30,936)
Interest and other investment income	556	1,617
Equity in earnings (loss) of unconsolidated joint ventures	(1,148)	(2,231)
Minority interest in consolidated joint ventures	123	227
Total other (expense) income	(32,929)	(31,323)
Income from continuing operations before
minority interest in Operating Partnership	18,876	22,861
Minority interest in Operating Partnership	(3,427)	(4,221)
Income from continuing operations	15,449	18,640
Discontinued operations (net of minority interest):
Income from discontinued operations	--	439
Total discontinued operations, net	--	439
Net income	15,449	19,079
Preferred stock dividends	(500)	(500)
Net income available to common shareholders	$ 14,949	$ 18,579

Basic earnings per common share:
Income from continuing operations	$0.23	$ 0.27
Discontinued operations	$ --	$ 0.01
Net income available to common shareholders	$0.23	$ 0.28

Diluted earnings per common share:
Income from continuing operations	$0.23	$ 0.27
Discontinued operations	$ --	$ 0.01
Net income available to common shareholders	$0.23	$ 0.28

Dividends declared per common share	$0.64	$0.64

Basic weighted average shares outstanding	65,372	65,695

Diluted weighted average shares outstanding	80,491	81,234

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands) (unaudited)

							Accumulated
					Additional	Dividends in	Other	Total
	Preferred Stock		Common Stock		Paid-In	Excess of	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	Income (Loss)	Equity	Income
Balance at January 1, 2008	10	$25,000	65,558	$656	$1,886,467	$(269,521)	$ (47)	$1,642,555	--
Net income	--	--	--	--	--	15,449	--	15,449	$15,449
Preferred stock dividends	--	--	--	--	--	(500)	--	(500)	--
Common stock dividends	--	--	--	--	--	(42,038)	--	(42,038)	--
Redemption of common units
for common stock	--	--	3	--	92	--	--	92	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	2	--	95	--	--	95	--
Stock options exercised	--	--	17	--	471	--	--	471	--
Comprehensive Gain:
Unrealized holding gain
on marketable securities
available for sale	--	--	--	--	--	--	310	310	310
Directors Deferred comp. plan	--	--	--	--	94	--	--	94	--
Issuance of restricted stock	--	--	253	--	--	--	--	--	--
Stock Compensation	--	--	--	1	735	--	--	736	--
Cancellation of restricted stock	--	--	(1)	--	(31)	--	--	(31)	--
Repurchase of Common Stock	--	--	(151)	(2)	(5,196)	--	--	(5,198)	--
Balance at March 31, 2008	10	$25,000	65,681	$655	$1,882,727	$(296,610)	$263	$1,612,035	$15,759

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007
Net income	$ 15,449	$ 19,079
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, including related intangibles	46,161	41,514
Depreciation and amortization on discontinued operations	--	343
Stock options expense	--	33
Amortization of stock compensation	706	865
Amortization of deferred financing costs and debt discount	708	708
Equity in (earnings) losses of unconsolidated joint ventures	1,148	2,231
Minority interest in Operating Partnership	3,427	4,221
Minority interest in consolidated joint ventures	(123)	(227)
Minority interest in income from discontinued operations	--	102
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(1,274)	(4,087)
Increase in deferred charges and other assets, net	(7,518)	(13,576)
Decrease in accounts receivable, net	14,859	2,185
Decrease in accounts payable, accrued expenses and other liabilities	(9,220)	(2,165)
Increase in rents received in advance and security deposits	4,765	3,574
Decrease in accrued interest payable	(15,620)	(15,649)

Net cash provided by operating activities	$ 53,468	$ 39,151

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$ (20,125)	$ (19,000)
Repayments of notes receivable	42	41
Investment in unconsolidated joint ventures	(1,965)	(10,801)
Distribution from unconsolidated joint venture	3,324	--
Increase in restricted cash	(49)	(840)

Net cash used in investing activities	$ (18,773)	$ (30,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$ 101,400	$ 76,000
Repayment of revolving credit facility	(69,400)	(221,000)
Repayment of mortgages, loans payable and other obligations	(3,994)	(19,091)
Proceeds from offering of Common Stock	--	251,732
Repurchase of Common Stock	(5,198)	--
Proceeds from stock options exercised	471	3,347
Payment of dividends and distributions	(52,099)	(50,591)

Net cash (used in) provided by financing activities	$ (28,820)	$ 40,397

Net increase in cash and cash equivalents	$ 5,875	$ 48,948
Cash and cash equivalents, beginning of period	$ 24,716	$ 101,223

Cash and cash equivalents, end of period	$ 30,591	$ 150,171

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third-parties.  As of March 31, 2008, the Company owned or had interests in 294 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 33.7 million square feet, which are comprised of 283 buildings, primarily office and office/flex buildings, totaling approximately 33.3 million square feet (which include 38 buildings, primarily office buildings, aggregating 4.5 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others.  The Properties are located in six states in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the “Operating Partnership”), and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $114,521,000 and $126,470,000 (including land of $69,700,000 and $68,328,000) as of March 31, 2008 and December 31, 2007, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Rental Property
Held for Sale and
Discontinued
Operations
When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  If, in management’s opinion, the estimated net sales price of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.  Properties identified as held for sale and/or sold are presented in discontinued operations for all periods presented.  See Note 5: Discontinued Operations.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.  Management does not believe that the value of any of the Company’s investments in unconsolidated joint ventures is impaired.  See Note 3: Investments in Unconsolidated Joint Ventures.

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

The Company’s marketable securities at March 31, 2008 carried a value of $5.2 million and consisted of common equity securities.  The Company’s marketable securities at March 31, 2008 are all classified as available-for-sale and are carried at fair value based on quoted market prices.  The Company recorded an unrealized holding gain of $310,000 as other comprehensive gain for the three months ended March 31, 2008.

The fair value of the marketable securities was determined using level I inputs under FAS 157.  Level I inputs represent quoted prices available in an active market for identical investments as of the reporting date.  There were no other assets or liabilities recorded or disclosed at fair value at March 31, 2008.

The Company received dividend income of approximately $65,000 from its holdings in marketable securities during the three months ended March 31, 2008, which is included in interest and other investment income.

The Company disposed of its marketable securities in April 2008 for aggregate net proceeds of approximately $5.4 million.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $708,000 and $708,000 for the three months ended March 31, 2008 and 2007, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $744,000 and $1,137,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Revenue
Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  See Note 12: Tenant Leases.  Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, facilities management, leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at March 31, 2008 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (65,682,604 shares), and distributions payable to minority interest common unitholders of the Operating Partnership (14,982,538 common units) for all such holders of record as of April 3, 2008 with respect to the first quarter 2008.  The first quarter 2008 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.64 per common share and unit were approved by the Board of Directors on March 11, 2008.  The common stock dividends and common unit distributions payable were paid on April 14, 2008.  The preferred stock dividends payable were paid April 15, 2008.

The dividends and distributions payable at December 31, 2007 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (65,637,609 shares), and distributions payable to minority interest common unitholders of the Operating Partnership (14,985,538 common units) for all such holders of record as of January 4, 2008 with respect to the fourth quarter 2007.  The fourth quarter 2007 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.64 per common share and unit were approved by the Board of Directors on December 4, 2007.  The common stock dividends and common unit distributions payable were paid on January 14, 2008.  The preferred stock dividends payable were paid on January 15, 2008.

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

In 2002, the Company adopted the provisions of FASB No. 123, and in 2006, the Company adopted the provisions of FASB No. 123(R), which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock and stock options expense of $705,000 and $898,000 for the three months ended March 31, 2008 and 2007, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  For the three months ended March 31, 2008, other comprehensive income was $310,000.

3.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company’s unconsolidated joint ventures generally are non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The Company holds a 50 percent interest in the joint venture.  The venture has a mortgage loan with a $14.7 million balance at March 31, 2008 collateralized by its office/flex property.  The mortgage bears interest at a rate of LIBOR plus 175 basis points and is scheduled to mature in January 2009.  The venture recorded an impairment loss of approximately $4.3 million on its rental property as of December 31, 2007.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $16,000 and $16,000 in fees for such services in the three months ended March 31, 2008 and 2007, respectively.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Company owns a 50 percent interest in the venture.

The venture has a $70.0 million mortgage loan (with a balance as of March 31, 2008 of $68.9 million) collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of March 31, 2008 of $7.0 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $7.0 million letter of credit in support of this loan, $3.5 million of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of March 31, 2008 of $19.0 million) carried an interest rate of LIBOR plus 130 basis points through March 2008.  In April 2008, the interest rate was reduced to LIBOR plus 125 basis points and the maturity was extended one year to April 2009.  The loan currently has two one-year extension options subject to certain conditions, each of which requires payment of a fee.

In September 2007, the joint venture completed development of the property and placed the office building in service.  The Company performs management, leasing and other services for the property owned by the joint venture and recognized $18,500 and $0 in fees for such services in the three months ended March 31, 2008 and 2007, respectively.

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

MACK-GREEN-GALE LLC
On May 9, 2006, as part of the Gale/Green transactions completed in May 2006, the Company entered into a joint venture, Mack-Green-Gale LLC (“Mack-Green”), with SL Green, pursuant to which Mack-Green holds a 96 percent interest in and acts as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OP LP”).  The Company’s acquisition cost for its interest in Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Company’s revolving credit facility.  The OP LP owns 100 percent of entities which owned 25 office properties (the “OP LP Properties”) which aggregate 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois, which was subsequently sold.  In December 2007, the OP LP sold its eight properties located in Troy, Michigan for $83.5 million.  The venture recognized a loss of approximately $22.3 million from the sale. Included in the Company’s equity in earnings for the quarter ended December 31, 2007 was $223,000 in loss related to the sale.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $279.3 million at March 31, 2008.  $187.8 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.26 percent per annum and mature at various times through May 2016.  $91.5 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 275 basis points to LIBOR plus 400 basis points per annum and mature at various times through May 2009.  Included in the floating rate mortgage loans are $90.3 million provided by an affiliate of SL Green.

The Company performs management, leasing, and other services for the properties owned by the joint venture and recognized $963,400 and $598,700 million in income (net of $530,100 and $529,300 million in direct costs) for such services in the three months ended March 31, 2008 and 2007, respectively.

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

GE Gale has a mortgage loan with a balance of $52.8 million at March 31, 2008.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Company performs management, leasing, and other services for PFV and recognized $218,700 and $211,500 in income (net of $146,300 and $714,000 in direct costs) for such services in the three months ended March 31, 2008 and 2007, respectively.

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

The Route 93 Ventures has a mortgage loan with an amount not to exceed $58.6 million, with a $42.5 million balance at March 31, 2008, collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2008, with three one-year extension options.

The Company performs services for Route 93 Master LLC and Route 93 Bedford Master LLC and recognized $16,700 and 0 in fees for such services in the three months ended March 31, 2008 and March 31, 2007, respectively.

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

On September 21, 2007, 100 Kimball obtained a $47 million mortgage loan which bears interest at a rate of 5.95 percent and matures in September 2012.

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $65,800 and $13,000 in income (net of $1.0 million and $747,000 in direct costs) in the three months ended March 31, 2008, and 2007, respectively.

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of March 31, 2008, the outstanding balance on the mortgage note was $8.5 million.

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

As a result of the foregoing transactions, (i) the Filenes Property is owned by Vornado JV LLC, (ii) Vornado JV LLC is owned 50 percent by each of Vornado and JPM JV LLC, (iii) JPM JV LLC is owned 30 percent by M-C/Gale JV LLC, 70 percent by JPM and managed by Gale/426, which has no ownership interest in JPM JV LLC, and (iv) M-C/Gale JV LLC is owned 99.99 percent by the Company and 0.01 percent by Gale/426.  Thus, the Company holds approximately a 15 percent indirect ownership interest in the Vornado JV LLC and the Filenes Property.

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

The joint venture’s current plans for the development of the Filenes Property include approximately 1.5 million square feet consisting of office, retail, condominium apartments, hotel and a garage.  The joint venture is currently pursuing project financing.

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

One Jefferson is owned 25 percent by Gale Jefferson and 75 percent by One Jefferson Road Realty Member LLC, an affiliate of JPMorgan (“JPM”).  The operating agreement of One Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its members’ respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to JPM and Gale Jefferson.  One Jefferson has a construction loan in an amount not to exceed $21 million (with $2.4 million drawn as of March 31, 2008), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option.

The Company performs management, leasing and other services for Gale Jefferson and recognized $61,300 and $0 in income (net of $2.0 million and $0 in direct costs) for such services in the three months ended March 31, 2008 and 2007, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2008 and December 31, 2007:  (dollars in thousands)

	March 31, 2008
	Plaza			Red Bank	Mack-	Princeton
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	Jefferson	Total
Assets:
Rental property, net	$ 10,633	$ 7,099	$ 64,323	$ 23,507	$ 365,640	$ 42,478	$ 56,908	--	$ 17,000	$ 14,917	--	--	$ 602,505
Other assets	2,504	637	17,682	4,035	46,900	24,786	1,306	$ 10,469	--	829	$ 84,618	$ 2,434	196,200
Total assets	$ 13,137	$ 7,736	$ 82,005	$ 27,542	$ 412,540	$ 67,264	$ 58,214	$ 10,469	$ 17,000	$ 15,746	$ 84,618	$ 2,434	$ 798,705
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 14,726	$ 75,854	$ 19,039	$ 279,340	$ 52,800	$ 42,495	--	--	$ 8,479	--	--	$ 492,733
Other liabilities	$ 531	339	6,340	57	23,586	6,498	763	$ 11,797	--	--	$ 18,506	$ 596	69,013
Partners’/members’
capital (deficit)	12,606	(7,329)	(189)	8,446	109,614	7,966	14,956	(1,328)	$ 17,000	7,267	66,112	1,838	236,959
Total liabilities and
partners’/members’
capital (deficit)	$ 13,137	$ 7,736	$ 82,005	$ 27,542	$ 412,540	$ 67,264	$ 58,214	$ 10,469	$ 17,000	$ 15,746	$ 84,618	$ 2,434	$ 798,705
Company’s
investment
in unconsolidated
joint ventures, net	$ 6,225	--	--	$ 3,849	$ 124,037	$ 1,923	$ 4,693	--	$ 8,620	$ 7,824	$ 20,663	$ 723	$ 178,557

	December 31, 2007
	Plaza			Red Bank	Mack-	Princeton
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	Jefferson	Total
Assets:
Rental property, net	$ 10,787	$ 7,254	$ 64,882	$ 23,594	$ 368,028	$ 42,713	$ 57,368	--	$ 17,000	$ 7,954	--	--	$ 599,580
Other assets	2,250	763	15,039	2,843	52,741	25,471	2,307	$ 9,594	--	851	$ 81,651	$ 1,918	195,428
Total assets	$ 13,037	$ 8,017	$ 79,921	$ 26,437	$ 420,769	$ 68,184	$ 59,675	$ 9,594	$ 17,000	$ 8,805	$ 81,651	$ 1,918	$ 795,008
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 14,771	$ 76,072	$ 18,116	$ 281,746	$ 52,800	$ 42,495	--	--	$ 8,761	--	--	$ 494,761
Other liabilities	$ 532	366	2,711	133	23,809	6,923	857	$ 10,133	--	--	$ 20,678	$ 80	66,222
Partners’/members’
capital (deficit)	12,505	(7,120)	1,138	8,188	115,214	8,461	16,323	(539)	$ 17,000	44	60,973	1,838	234,025
Total liabilities and
partners’/members’
capital (deficit)	$ 13,037	$ 8,017	$ 79,921	$ 26,437	$ 420,769	$ 68,184	$ 59,675	$ 9,594	$ 17,000	$ 8,805	$ 81,651	$ 1,918	$ 795,008
Company’s
investment
in unconsolidated
joint ventures, net	$ 6,175	--	$ 513	$ 3,703	$ 128,107	$ 2,029	$ 4,729	--	$ 8,518	$ 7,752	$ 18,828	$ 712	$ 181,066

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2008 and 2007:  (dollars in thousands)

	Three Months Ended March 31, 2008
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 303	$ 488	$ 8,873	$ 782	$ 12,325	$ 2,727	$ 670	$ 395	--	$ 397	$ 49	--	--	$ 27,009
Operating and
other expenses	(48)	(314)	(5,619)	(172)	(5,153)	(1,483)	(900)	(110)	--	(23)	(3)	--	--	(13,825)
Depreciation and
amortization	(154)	(181)	(1,469)	(148)	(4,751)	(766)	(393)	(86)	--	(128)	--	--	--	(8,076)
Interest expense	--	(201)	(1,183)	(224)	(4,661)	(973)	(744)	(152)	--	(100)	--	--	--	(8,238)

Net income	$ 101	$ (208)	$ 602	$ 238	$ (2,240)	$ (495)	$ (1,367)	$ 47	--	$ 146	$ 46	--	--	$ (3,130)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 50	--	$ 287	$ 118	$ (1,572)	$ (107)	$ (39)	$ 25	--	$ 73	$ 17	--	--	$ (1,148)

	Three Months Ended March 31, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 259	$ 526	$ 8,938	--	$ 16,440	$ 2,868	$ 325	--	--	$ 524	$ 326	$ 8,990	--	$ 39,196
Operating and
other expenses	(39)	(374)	(5,563)	--	(7,442)	(1,631)	(888)	$ (9)	--	(19)	(261)	(8,918)	--	(25,144)
Depreciation and
amortization	(154)	(175)	(1,478)	--	(6,735)	(751)	(1,624)	--	--	(88)	--	--	--	(11,005)
Interest expense	--	(264)	(1,203)	--	(6,624)	(1,106)	(732)	(93)	--	(175)	--	--	--	(10,197)

Net income	$ 66	$ (287)	$ 694	--	$ (4,361)	$ (620)	$ (2,919)	$ (102)	--	$ 242	$ 65	$ 72	--	$ (7,150)
Company’s equity
in earnings (loss)
of unconsolidated	$ 33	--	$ 347	--	$ (1,736)	$ (132)	$ (904)	$ (8)	--	$ 121	$ 19	$ 29	--	$ (2,231)

4.	DEFERRED CHARGES AND OTHER ASSETS

	March 31,	December 31,
(dollars in thousands)	2008	2007
Deferred leasing costs	$197,511	$202,282
Deferred financing costs	22,772	22,922
	220,283	225,204
Accumulated amortization	(86,937)	(90,482)
Deferred charges, net	133,346	134,722
Notes receivable	11,568	11,610
In-place lease values, related intangible and other assets, net	56,888	64,212
Prepaid expenses and other assets, net	37,698	35,842

Total deferred charges and other assets, net	$239,500	$246,386

5.	DISCONTINUED OPERATIONS

As the Company sold 1000 Bridgeport in Shelton, Connecticut; 500 West Putnam in Greenwich, Connecticut; and 100 & 200 Decadon in Egg Harbor, New Jersey during the year ended December 31, 2007, the Company has presented these assets as discontinued operations in its statements of operations for all periods presented.

The following tables summarize income from discontinued operations (net of minority interest) for the three month period ended March 31, 2007: (dollars in thousands)

Total revenues	$ 2,212
Operating and other expenses	(917)
Depreciation and amortization	(406)
Interest expense (net of interest income)	(348)
Minority interest	(102)

Income from discontinued operations
(net of minority interest)	$ 439

6.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2008 and December 31, 2007 is as follows (dollars in thousands):

	March 31,	December 31,	Effective
	2008	2007	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,775	$ 299,716	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,888	149,874	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,511	299,468	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,258	99,210	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	92,595	92,472	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,558	25,530	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,851	99,844	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,408	201,468	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,372	149,349	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,597	200,616	5.81%

Total Senior Unsecured Notes	$1,632,813	$1,632,547	6.30%

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount on the notes, as applicable.

7.	UNSECURED REVOLVING CREDIT FACILITY

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

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”); Bank of America, N.A., as syndication agent; Scotiabanc, Inc., Wachovia Bank, National Association; and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association, Citicorp North America, Inc.; and PNC Bank National Association, as managing agents; and Bank of China, New York Branch; The Bank of New York; Chevy Chase Bank, F.S.B.; The Royal Bank of Scotland PLC; Mizuho Corporate Bank, Ltd.; The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Successor by merger to UFJ Bank Limited); North Fork Bank; Bank Hapoalim B.M.; Comerica Bank; Chang Hwa Commercial Bank, Ltd., New York Branch; First Commercial Bank, New York Agency; Mega International Commercial Bank Co. Ltd., New York Branch; Deutsche Bank Trust Company Americas and Hua Nan Commercial Bank, New York Agency, as participants.

SUMMARY
As of March 31, 2008 and December 31, 2007, the Company had outstanding borrowings of $282 million and $250 million, respectively, under its unsecured revolving credit facility.

8.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of March 31, 2008, 17 of the Company’s properties with a total book value of approximately $537 million are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2008 and December 31, 2007 is as follows (dollars in thousands):

		Effective	Principal Balance at
		Interest	March 31,	December 31,
Property Name	Lender	Rate (a)	2008	2007	Maturity
6404 Ivy Lane	TIAA	5.58%	$ 12,865	$ 13,029	08/01/08
Assumed obligations	Various	4.92%	24,340	27,657	05/01/09 (b)
Various (c)	Prudential Insurance	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	19,023	18,968	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	17,344	17,442	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.02%	17,461	17,575	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	5,061	5,096	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,050	7,098	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,493	12,596	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,612	6,655	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.35%	20,045	20,104	08/11/14
23 Main Street	JPMorgan CMBS	5.59%	32,856	32,968	09/01/18

Total mortgages, loans payable and other obligations			$325,150	$329,188

(a)  Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b) The obligations mature at various times through May 2009.
(c) Mortgage is collateralized by seven properties.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2008 and 2007 was $48,527,000 and $47,390,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2008 and 2007 was $1,376,000 and $1,324,000, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2008, the Company’s total indebtedness of $2,239,963,000 (weighted average interest rate of 5.80 percent) was comprised of $282,000,000 of revolving credit facility borrowings (weighted average rate of 3.32 percent) and fixed rate debt and other obligations of $1,957,963,000 (weighted average rate of 6.15 percent).

As of December 31, 2007, the Company’s total indebtedness of $2,211,735,000 (weighted average interest rate of 6.08 percent) was comprised of $250,000,000 of revolving credit facility borrowings (weighted average rate of 5.55 percent) and fixed rate debt of $1,961,735,000 (weighted average rate of 6.15 percent).

9.	MINORITY INTERESTS

OPERATING PARTNERSHIP
Minority interests in the accompanying consolidated financial statements relate to (i) preferred units (“Preferred Units”) and common units in the Operating Partnership, held by parties other than the Company, and (ii) interests in consolidated joint ventures for the portion of such properties not owned by the Company.

Preferred Units
In connection with the Company’s issuance of $25 million of Series C cumulative redeemable perpetual preferred stock, the Company acquired from the Operating Partnership $25 million of Series C Preferred Units (the “Series C Preferred Units”), which have terms essentially identical to the Series C preferred stock.  See Note 13:  Stockholders’ Equity – Preferred Stock.

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

Unit Transactions
The following table sets forth the changes in minority interest which relate to the common units in the Operating Partnership for the three months ended March 31, 2008 (dollars in thousands):

	Common	Common
	Units	Unitholders
Balance at January 1, 2008	14,985,538	$456,436
Net income	--	3,427
Distributions	--	(9,588)
Redemption of common units for shares
of Common Stock	(3,000)	(92)

Balance at March 31, 2008	14,982,538	$450,183

Minority Interest Ownership
As of March 31, 2008 and December 31, 2007, the minority interest common unitholders owned 18.6 percent and 18.5 percent of the Operating Partnership, respectively.

Consolidated Joint Ventures
The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold minority interests in these ventures.

10.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, other than those assigned to the Gale Company and affiliated employers, who have attained age 21 and completed one-half year of service with the Company are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from 1 percent up to 30 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or installment payment or in the form of an annuity upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2008 and 2007 was $100,000 and $100,000, respectively.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who have attained age 20 1/2 and completed one-half year of service with a participating employer are eligible to participate in the Gale Company Employee Savings Plan (the “Gale Plan”). The Gale Plan permits eligible employees to defer their annual compensation on a pre-tax basis, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Gale Company or the participant's employer may match the employee's deferral at the rate of 50 percent of the first six percent of the employee's annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year. In addition, the Company, at management's discretion, may make discretionary contributions. Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years. The assets of the Gale Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the Gale Plan in a single sum or installment payment or in the form of an annuity upon his or her termination of service with the Company.  Effective April 1, 2007, the Gale Plan was merged into the 401(k) Plan.  In accordance with the Gale/Green transactions, the Company continued to make matching contributions to former Gale Plan participants under the Gale Plan matching contribution formula through the payroll period ending May 4, 2007.  Moreover, federal law requires the Company to preserve (i) the Gale Plan vesting schedule for certain Gale Plan participants with three or more years of service as of May 4, 2007 and (ii) certain benefits previously offered under the Gale Plan.  Total expense recognized by the Company for the Gale Plan for the three months ended March 31, 2007 was $67,000.

11.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended March 31, 2008 and 2007, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $250,000 and $250,000 for the three months ended March 31, 2008 and 2007, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2008, are as follows (dollars in thousands):

Year	Amount
2008	$ 382
2009	517
2010	501
2011	501
2012	501
2013 through 2084	34,953

Total	$37,355

Ground lease expense incurred by the Company during the three months ended March 31, 2008 and 2007 amounted to $166,000 and $159,000, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising 13 properties with an aggregate net book value of approximately $219.5 million, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  124 of the Company’s properties, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2008 are as follows (dollars in thousands):

Year	Amount
2008	$ 430,326
2009	551,746
2010	492,228
2011	424,925
2012	357,845
2013 and thereafter	1,115,526

Total	$3,372,596

13.	STOCKHOLDERS’ EQUITY

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At March 31, 2008, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

The Series C Preferred Stock is redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through March 31, 2008 under the Repurchase Program.  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through March 31, 2008 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of March 31, 2008 and December 31, 2007, the stock options outstanding had a weighted average remaining contractual life of approximately 4.0 and 4.1 years, respectively.  Stock options exercisable at March 31, 2008 and December 31, 2007 had a weighted average remaining contractual life of approximately 3.9 and 4.0 years, respectively.

Information regarding the Company’s stock option plans for the three months ended March 31, 2008 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2008	497,731	$29.03
Exercised	16,682	$28.26
Lapsed or canceled	19,795	$37.31
Outstanding at March 31, 2008 ($24.63 – $45.47)	461,254	$28.70	$3,233
Options exercisable at March 31, 2008	461,254	$28.70	$3,233
Available for grant at March 31, 2008	4,537,574

Cash received from options exercised under all stock option plans was $0.5 million and $3.3 million for the three months ended March 31, 2008 and 2007, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $96,000 and $3.0 million, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.  The Company recognized stock options expense of zero and $33,000 for the three months ended March 31, 2008 and 2007, respectively.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 346,786 shares were outstanding at March 31, 2008.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 232,586 are contingent upon the Company meeting certain performance goals to be set by the Committee each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

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

During the three months ended March 31, 2008 and 2007, 2,379 and 1,643 deferred stock units were earned, respectively.  As of March 31, 2008 and December 31, 2007, there were 46,854 and 44,179 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended March 31, 2008 and 2007 in accordance with FASB No. 128:  (dollars in thousands)

	Three Months Ended March 31,
Computation of Basic EPS	2008	2007
Income from continuing operations	$15,449	$18,640
Deduct: Preferred stock dividends	(500)	(500)
Income from continuing operations available to common shareholders	14,949	18,140
Income from discontinued operations	--	439
Net income available to common shareholders	$14,949	$18,579

Weighted average common shares	65,372	65,695

Basic EPS:
Income from continuing operations	$ 0.23	$ 0.27
Income from discontinued operations	--	0.01
Net income available to common shareholders	$ 0.23	$ 0.28

	Three Months Ended March 31,
Computation of Diluted EPS	2008	2007
Income from continuing operations available to common shareholders	$14,949	$18,140
Add: Income from continuing operations attributable to Operating Partnership –
common units	3,427	4,221
Income from continuing operations for diluted earnings per share	18,376	22,361
Income from discontinued operations for diluted earnings per share	--	541
Net income available to common shareholders	$18,376	$22,902

Weighted average common shares	80,491	81,234

Diluted EPS:
Income from continuing operations	$ 0.23	$ 0.27
Income from discontinued operations	--	0.01
Net income available to common shareholders	$ 0.23	$ 0.28

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended March 31,
	2008	2007
Basic EPS shares	65,372	65,695
Add:Operating Partnership – common units	14,984	15,287
Stock options	135	252
Diluted EPS Shares	80,491	81,234

Unvested shares of restricted stock outstanding as of March 31, 2008 and 2007 were 346,786 and 153,211, respectively.

14.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2008 and 2007.  The Company had no long lived assets in foreign locations as of March 31, 2008 and December 31, 2007.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three month periods ended March 31, 2008 and 2007 and selected asset information as of March 31, 2008 and December 31, 2007 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
March 31, 2008	$ 181,002	$14,128	$ (417)	$ 194,713
March 31, 2007	163,431	26,963	2,863	193,257

Total operating and interest expenses(a):
Three months ended:
March 31, 2008	$ 70,210	$14,854	$ 42,026	$ 127,090	(e)
March 31, 2007	60,764	26,196	39,981	126,941	(f)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
March 31, 2008	$ (1,148)	--	--	$ (1,148)
March 31, 2007	(2,231)	--	--	(2,231)

Net operating income (b):
Three months ended:
March 31, 2008	$ 109,644	$ (726)	$(42,443)	$ 66,475	(e)
March 31, 2007	100,436	767	(37,118)	64,085	(f)

Total assets:
March 31, 2008	$4,561,396	$23,340	$(23,774)	$4,560,962
December 31, 2007	4,633,500	35,019	(75,317)	4,593,202

Total long-lived assets (c):
March 31, 2008	$4,225,413	--	$ 25,094	$4,250,507
December 31, 2007	4,268,260	--	(1,017)	4,267,243

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

(e) Excludes $47,722 of depreciation and amortization.
(f) Excludes $41,451 of depreciation and amortization.

15.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

Fair Value Measurements - SFAS 157 & The Fair Value Option for Financial Assets and Financial Liabilities - SFAS 159

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 was immaterial to the Company.

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

Executive Overview

Mack-Cali Realty Corporation (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.1 billion at March 31, 2008.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 294 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 33.7 million square feet, leased to approximately 2,200 tenants.  The properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 11.3 million square feet of additional commercial space.

The Company’s strategy is to be a significant real estate owner and operator in its core, high-barriers-to-entry markets, located in the Northeast.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 92.1 percent at March 31, 2008, as compared to 92.7 percent at December 31, 2007 and 92.2 percent at March 31, 2007.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of March 31, 2008, December 31, 2007 and March 31, 2007 aggregate 70,107, 146,261 and 286,298 square feet, respectively, or 0.2, 0.5 and 1.0 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended March 31, 2008 decreased an average of 0.8 percent compared to rates that were in effect under the prior leases, as compared to a 1.2 percent decrease for the three months ended March 31, 2007.  The Company believes that vacancy rates may continue to increase in some of its markets in 2008.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	critical accounting policies and estimates;
•	results of operations for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007; and
•	liquidity and capital resources.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2008 and 2007 was $1.4 million and $1.3 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three months ended March 31, 2008 (“2008”), as compared to the three months ended March 31, 2007 (“2007”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2006, excluding properties sold or held for sale through March 31, 2008, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from January 1, 2007 through March 31, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2008	2007	Change	Change
Revenue from rental operations and other:
Base rents	$148,603	$139,557	$ 9,046	6.5%
Escalations and recoveries from tenants	25,724	26,220	(496)	(1.9)
Other income	4,183	2,398	1,785	74.4
Total revenues from rental operations	178,510	168,175	10,335	6.2

Property expenses:
Real estate taxes	24,036	23,470	566	2.4
Utilities	21,428	17,545	3,883	22.1
Operating services	25,973	24,626	1,347	5.5
Total property expenses	71,437	65,641	5,796	8.8

Non-property revenues:
Construction services	12,761	22,341	(9,580)	(42.9)
Real estate services	3,442	2,741	701	25.6
Total non-property revenues	16,203	25,082	(8,879)	(35.4)

Non-property expenses:
Direct construction costs	12,654	20,911	(8,257)	(39.5)
General and administrative	11,095	11,070	25	0.2
Depreciation and amortization	47,722	41,451	6,271	15.1
Total non-property expenses	71,471	73,432	(1,961)	(2.7)
Operating income	51,805	54,184	(2,379)	(4.4)
Other (expense) income:
Interest expense	(32,460)	(30,936)	(1,524)	(4.9)
Interest and other investment income	556	1,617	(1,061)	(65.6)
Equity in earnings (loss) of unconsolidated joint ventures	(1,148)	(2,231)	1,083	48.5
Minority interest in consolidated joint ventures	123	227	(104)	(45.8)
Total other (expense) income	(32,929)	(31,323)	(1,606)	(5.1)

Income from continuing operations before minority interest
in Operating Partnership	18,876	22,861	(3,985)	(17.4)
Minority interest in Operating Partnership	(3,427)	(4,221)	794	18.8
Income from continuing operations	15,449	18,640	(3,191)	(17.1)
Discontinued operations (net of minority interest):
Income from discontinued operations	--	439	(439)	(100.0)
Total discontinued operations, net	--	439	(439)	(100.0)
Net income	15,449	19,079	(3,630)	(19.0)
Preferred stock dividends	(500)	(500)	--	--
Net income available to common shareholders	$ 14,949	$ 18,579	$ (3,630)	(19.5)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 9,046	6.5%	$ 2,994	2.1%	$6,052	4.4%
Escalations and recoveries
from tenants	(496)	(1.9)	(1,814)	(6.9)	1,318	5.0
Other income	1,785	74.4	1,761	73.4	24	1.0
Total	$10,335	6.2%	$ 2,941	1.8%	$7,394	4.4%

Property expenses:
Real estate taxes	$ 566	2.4%	$ (414)	(1.8)%	$ 980	4.2%
Utilities	3,883	22.1	3,436	19.6	447	2.5
Operating services	1,347	5.5	(101)	(0.4)	1,448	5.9
Total	$ 5,796	8.8%	$ 2,921	4.4%	$2,875	4.4%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	255		251		4
Square feet (in thousands)	29,245		28,531		714

Base rents for the Same-Store Properties increased $3.0 million, or 2.1 percent, for 2008 as compared to 2007, due primarily to increased rental rates at the properties in 2008 as compared to 2007.  Escalations and recoveries from tenants for the Same-Store Properties decreased $1.8 million, or 6.9 percent, for 2008 over 2007, due primarily to a decrease of $3.2 million in amounts recovered from tenants resulting from lower operating and real estate tax expense and the setting of new base years for certain tenants, offset by an increase of $1.4 million in amounts recovered from tenants resulting from higher utilities expense in 2008.  Other income for the Same-Store Properties increased $1.8 million, or 73.4 percent, due primarily to an increase in tenant extras and reimbursed salaries of $0.8 million and an increase in lease termination fees of $0.6 million for 2008 as compared to 2007.

Real estate taxes on the Same-Store Properties decreased $0.4 million, or 1.8 percent, for 2008 as compared to 2007, due primarily to lower assessments on certain properties in 2008.  Utilities for the Same-Store Properties increased $3.4 million, or 19.6 percent, for 2008 as compared to 2007, due primarily to increased electric rates in 2008 as compared to 2007.  Operating services for the Same-Store Properties decreased $0.1 million, or 0.4 percent due primarily to a decrease in snow removal costs of $1.2 million in 2008 as compared to 2007, partially offset by an increase of $0.7 million in property management salaries and related expenses and an increase of $0.5 million in insurance costs for 2008, as compared to 2007.

Construction services revenue decreased $9.6 million, or 42.9 percent, in 2008 as compared to 2007, due to lesser activity in 2008 at The Gale Company and its related businesses.  Real estate services revenue increased by $0.7 million, or 25.6 percent, for 2008 as compared to 2007, due primarily to an increase in commission income of $0.5 million for 2008 as compared to 2007.

Direct construction costs decreased $8.3 million, or 39.5 percent, in 2008 as compared to 2007, due primarily to lesser activity of the Gale Company and its related businesses, partially offset by approximately $550,000 in separation payroll costs.  General and administrative expense increased by $25,000, or 0.2 percent, for 2008 as compared to 2007.

Depreciation and amortization increased by $6.3 million, or 15.1 percent, for 2008 over 2007.  Of this increase, $4.4 million, or 10.5 percent, is attributable to the Acquired Properties, and $1.9 million, or 4.6 percent, is attributable to the Same-Store Properties, due primarily to depreciation on increased tenant installation costs.

Interest expense increased $1.5 million, or 4.9 percent, for 2008 as compared to 2007.  This increase was due primarily to higher average debt balances in 2008 as compared to 2007.

Interest and other investment income decreased $1.1 million, or 65.6 percent, for 2008 as compared to 2007.  This increase was due primarily to lower cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures increased $1.1 million, or 48.5 percent, for 2008 as compared to 2007.  The increase was due primarily to a decreased loss in 2008 of $0.9 million in the Route 93 joint venture as well as a decreased loss in 2008 of $0.2 million in the Mack-Green joint venture.

Income from continuing operations before minority interest in Operating Partnership decreased to approximately $18.9 million in 2008 from $22.9 million in 2007.  The decrease of approximately $4.0 million is due to the factors discussed above.

Net income available to common shareholders decreased by approximately $3.6 million, from $18.6 million in 2007 to approximately $15.0 million in 2008.  This decrease was the result of a decrease in income from continuing operations before minority interest in Operating Partnership of $4.0 million and a decrease in income from discontinued operations of $0.4 million for 2008 as compared to 2007.  These were partially offset by a decrease in minority interest in Operating Partnership of $0.8 million for 2008 as compared to 2007.

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

Construction Projects:
In July 2007, the Company commenced construction on a 250,000 square-foot, class A office building, which Wyndham Worldwide pre-leased for 15 years, on a land site located in the Company’s Mack-Cali Business Campus in Parsippany, New Jersey.  The building is expected to be completed in the fourth quarter 2008 at a total estimated cost of approximately $64.8 million (of which the Company has incurred $10.4 million through March 31, 2008).

The Company owns a 15 percent indirect interest in a joint venture which plans to develop approximately 1.5 million square foot mixed-use project in downtown Boston consisting of office and retail space, condominium apartments, a hotel and garage.  The development project is currently projected to cost approximately $719 million, of which the Company is currently projected to invest a total of approximately $26.6 million (of which the Company has invested $20.6 million through April 25, 2008).  The venture is currently pursuing project financing.

The Company is obligated to acquire from an entity (the “Florham Entity”) whose beneficial owners include Stanley C. Gale and Mark Yeager, an executive officer of the Company, a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million, subject to reduction based on developable square feet approved and other conditions, with the completion of such acquisition subject to the Florham Entity obtaining final development permits and approvals and related conditions necessary to allow for office development expected to be 600,000 square feet.  In the event the acquisition of the Florham Park Land does not close by May 9, 2009, subject to certain conditions, the Florham Entity will be obligated to pay certain deferred costs and an additional $1 million to the Company at that time.

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

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising 13 properties with an aggregate net book value of approximately $219.5 million, which were originally contributed by members of either the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director) or certain other common unitholders, without the express written consent of a representative of the Mack Group, the Robert Martin Group, the Cali Group or the specific certain other common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company generally is required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate Mack Group, Robert Martin Group, Cali Group members or the specific certain other common unitholders.  124 of the Company’s properties, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of March 31, 2008, the Company had 238 unencumbered properties, totaling 25.7 million square feet, representing 87.7 percent of the Company’s total portfolio on a square footage basis.

Credit Ratings:
The Company has three investment grade credit ratings.  Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”) have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership.  S&P and Fitch also have assigned their BBB- rating to existing and prospective preferred stock offerings of the Company.  Moody’s Investors Service (“Moody’s”) has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Company.

Cash Flows

Cash and cash equivalents increased by $5.9 million to $30.6 million at March 31, 2008, compared to $24.7 million at December 31, 2007.  The increase is comprised of the following net cash flow items:

(1)	$53.5 million provided by operating activities.

(2)	$18.8 million used in investing activities, consisting primarily of the following:
(a)	$20.1 million used for additions to rental property and related intangibles; plus
(b)	$2.0 million used in investing in unconsolidated joint ventures; minus
(c)	$3.3 million received as distributions from unconsolidated joint ventures.

(3)	$28.8 million used in financing activities, consisting primarily of the following:
(a)	$101.4 million from borrowings under the Company’s unsecured credit facility; plus
(b)	$471 thousand in proceeds from stock options exercised; minus
(c)	$69.4 million used for the repayment of borrowings under the Company’s unsecured credit facility; minus
(d)	$4.0 million used for the repayment of mortgages, loans payable and other obligations; minus
(e)	$52.1 million used for the payment of dividends and distributions; minus
(f)	$5.2 million used for the repurchase of common stock.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt financing as of March 31, 2008:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt	$1,657,153	73.98%	6.30%	4.07
and Other Obligations
Fixed Rate Secured Debt	300,810	13.43%	5.36%	3.76
Variable Rate Unsecured Debt	282,000	12.59%	3.32%	3.23

Totals/Weighted Average:	$2,239,963	100.00%	5.80%	3.92

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of March 31, 2008 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)
2008	$13,748	$ 12,563	$ 26,311	5.28%
2009	15,141	300,000	315,141	7.37%
2010	2,584	334,500	337,084	5.26%
2011	2,745	582,000	584,745	5.70%
2012	2,864	210,148	213,012	6.13%
Thereafter	5,702	760,618	766,320	5.41%
Sub-total	42,784	2,199,829	2,242,613	5.80%
Adjustment for unamortized
debt discount/premium, net,
as of March 31, 2008	(2,650)	--	(2,650)

Totals/Weighted Average	$40,134	$2,199,829	$2,239,963	5.80%

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of March 31, 2008) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of April 25, 2008, the Company had $314.7 million of outstanding borrowings under its unsecured revolving credit facility.

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

The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent (the “Agent”); Bank of America, N.A., as syndication agent; Scotiabanc, Inc., Wachovia Bank, National Association, and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association, Citicorp North America, Inc.; and PNC Bank National Association, as managing agents; and Bank of China, New York Branch, The Bank of New York; Chevy Chase Bank, F.S.B., The Royal Bank of Scotland PLC, Mizuho Corporate Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Successor by merger to UFJ Bank Limited), North Fork Bank, Bank Hapoalim B.M., Comerica Bank, Chang Hwa Commercial Bank, Ltd., New York Branch, First Commercial Bank, New York Agency, Mega International Commercial Bank Co. Ltd., New York Branch, Deutsche Bank Trust Company Americas and Hua Nan Commercial Bank, New York Agency, as participants.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 25, 2008, the Company had $314.7 million in outstanding borrowings under its $775 million unsecured revolving credit facility.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2008.  The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs both in the short and long-term.  However, if these sources of funds are insufficient or unavailable, the Company’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the three months ended March 31, 2008:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2008	65,558,073	14,985,538	80,543,611
Stock options exercised	16,682	--	16,682
Common units redeemed for Common Stock	3,000	(3,000)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	2,263	--	2,263
Issuance of restricted stock	251,886	--	251,886
Repurchase of Common Stock	(151,230)	--	(151,230)

Outstanding at March 31, 2008	65,680,674	14,982,538	80,663,212

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of March 31, 2008, the Company had a remaining authorization under the Repurchase Program of $46 million.

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which $260.1 million of securities have been sold through April 25, 2008 and $1.7 billion remains available for future issuances.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $600 million of securities have been sold through April 25, 2008 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures are generally non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $7.0 million letter of credit in support of the Harborside South Pier joint venture, $3.5 million of which is indemnified by Hyatt.

The Company’s off-balance sheet arrangements are further discussed in Note 3: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of March 31, 2008:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,056,027	$400,494	$618,701	$309,257	$727,575	--
Revolving credit facility	312,417	9,359	18,718	284,340	--	--
Mortgages, loans payable
and other obligations	385,990	45,115	205,909	48,235	59,083	$27,648
Payments in lieu of taxes
(PILOT)	64,861	4,193	12,806	8,725	23,986	15,151
Ground lease payments	37,355	512	1,515	1,009	2,388	31,931
Total	$2,856,650	$459,673	$857,649	$651,566	$813,032	$74,730

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors, in our annual report on Form 10-K for the fiscal year ended December 31, 2007.  We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $2.0 billion of the Company’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rate on the variable rate debt as of March 31, 2008, was LIBOR plus 55 basis points.

(dollars in thousands)
March 31, 2008	Maturity Date
Debt,	4/1/08 –
including current portion	12/31/08	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed Rate	$25,339	$314,238	$336,407	$302,329	$212,806	$766,843	$1,957,962	$1,906,039
Average Interest Rate	5.28%	7.37%	5.26%	7.91%	6.13%	5.41%	6.15%

Variable Rate				$282,000			$ 282,000	$ 282,000

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

Not Applicable.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           COMMON STOCK
During the three months ended March 31, 2008, the Company issued 3,000 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

(b)           Not Applicable.

(c)           Not Applicable.

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

Mack-Cali Realty Corporation
(Registrant)

Date: April 30, 2008	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: April 30, 2008	By:	/s/ Barry Lefkowitz
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