Form 10-Q
period 2008-06-30
MACK CALI REALTY CORP
filed 2008-07-31
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer  ☒                                                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ NO X

As of July 24, 2008, there were 65,757,046 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	4

		Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and 2007
			5

		Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008
			6

		Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007
			7

		Notes to Consolidated Financial Statements	8-36

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-53

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

	Item 4.	Controls and Procedures	53

Part II	Other Information

	Item 1.	Legal Proceedings	54

.	Item 1A	Risk Factors	54

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

	Item 3.	Defaults Upon Senior Securities	55

	Item 4.	Submission of Matters to a Vote of Security Holders	55

	Item 5.	Other Information	56

	Item 6.	Exhibits	56

Signatures			57

Exhibit Index			58-73

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

The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	June 30, 2008	December 31, 2007
Rental property
Land and leasehold interests	$ 728,560	$ 726,253
Buildings and improvements	3,775,929	3,753,088
Tenant improvements	410,150	397,132
Furniture, fixtures and equipment	8,888	8,956
	4,923,527	4,885,429
Less – accumulated depreciation and amortization	(965,864)	(907,013)
Net investment in rental property	3,957,663	3,978,416
Cash and cash equivalents	33,777	24,716
Marketable securities available for sale at fair value	--	4,839
Investments in unconsolidated joint ventures	179,831	181,066
Unbilled rents receivable, net	110,202	107,761
Deferred charges and other assets, net	227,342	246,386
Restricted cash	12,894	13,613
Accounts receivable, net of allowance for doubtful accounts
of $2,408 and $1,576	19,578	36,405

Total assets	$4,541,287	$4,593,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior unsecured notes	$1,633,079	$1,632,547
Revolving credit facility	293,000	250,000
Mortgages, loans payable and other obligations	308,268	329,188
Dividends and distributions payable	52,140	52,099
Accounts payable, accrued expenses and other liabilities	132,173	142,778
Rents received in advance and security deposits	52,835	51,992
Accrued interest payable	34,129	34,193
Total liabilities	2,505,624	2,492,797

Minority interests:
Operating Partnership	443,267	456,436
Consolidated joint ventures	1,295	1,414
Total minority interests	444,562	457,850
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
65,756,271 and 65,558,073 shares outstanding	657	656
Additional paid-in capital	1,885,794	1,886,467
Dividends in excess of net earnings	(320,350)	(269,521)
Accumulated other comprehensive income (loss)	--	(47)
Total stockholders’ equity	1,591,101	1,642,555

Total liabilities and stockholders’ equity	$4,541,287	$4,593,202

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2008	2007	2008	2007
Base rents	$148,087	$142,482	$296,690	$282,039
Escalations and recoveries from tenants	26,586	25,766	52,310	51,986
Construction services	11,305	23,469	24,066	45,810
Real estate services	3,227	4,959	6,669	7,700
Other income	3,588	3,854	7,771	6,252
Total revenues	192,793	200,530	387,506	393,787

EXPENSES
Real estate taxes	24,125	23,852	48,161	47,322
Utilities	19,660	15,329	41,088	32,874
Operating services	27,152	27,348	53,125	51,974
Direct construction costs	10,329	22,634	22,983	43,545
General and administrative	11,237	12,870	22,332	23,940
Depreciation and amortization	47,586	43,823	95,308	85,274
Total expenses	140,089	145,856	282,997	284,929
Operating income	52,704	54,674	104,509	108,858

OTHER (EXPENSE) INCOME
Interest expense	(31,340)	(31,333)	(63,800)	(62,269)
Interest and other investment income	302	1,571	858	3,188
Equity in earnings (loss) of unconsolidated joint ventures	884	(1,696)	(264)	(3,927)
Minority interest in consolidated joint ventures	16	214	139	441
Gain on sale of marketable securities	471	--	471	--
Total other (expense) income	(29,667)	(31,244)	(62,596)	(62,567)
Income from continuing operations before
minority interest in Operating Partnership	23,037	23,430	41,913	46,291
Minority interest in Operating Partnership	(4,193)	(4,197)	(7,620)	(8,418)
Income from continuing operations	18,844	19,233	34,293	37,873
Discontinued operations (net of minority interest):
Income from discontinued operations	--	598	--	1,037
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	31,747	--	31,747
Total discontinued operations, net	--	32,345	--	32,784
Net income	18,844	51,578	34,293	70,657
Preferred stock dividends	(500)	(500)	(1,000)	(1,000)
Net income available to common shareholders	$ 18,344	$ 51,078	$ 33,293	$ 69,657

Basic earnings per common share:
Income from continuing operations	$ 0.28	$ 0.28	$ 0.51	$ 0.55
Discontinued operations	$ --	$ 0.47	$ --	$ 0.49
Net income available to common shareholders	$ 0.28	$ 0.75	$ 0.51	$ 1.04

Diluted earnings per common share:
Income from continuing operations	$ 0.28	$ 0.28	$ 0.51	$ 0.55
Discontinued operations	$ --	$ 0.47	$ --	$ 0.49
Net income available to common shareholders	$ 0.28	$ 0.75	$ 0.51	$ 1.04

Dividends declared per common share	$ 0.64	$ 0.64	$ 1.28	$ 1.28

Basic weighted average shares outstanding	65,423	67,799	65,397	66,753

Diluted weighted average shares outstanding	80,585	83,193	80,547	82,220

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands) (unaudited)

							Accumulated
					Additional	Dividends in	Other	Total
	Preferred Stock		Common Stock		Paid-In	Excess of	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	Income (Loss)	Equity	Income
Balance at January 1, 2008	10	$25,000	65,558	$656	$1,886,467	$(269,521)	$(47)	$1,642,555	--
Net income	--	--	--	--	--	34,293	--	34,293	$34,293
Preferred stock dividends	--	--	--	--	--	(1,000)	--	(1,000)	--
Common stock dividends	--	--	--	--	--	(84,122)	--	(84,122)	--
Redemption of common units
for common stock	--	--	54	1	1,644	--	--	1,645	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	4	--	171	--	--	171	--
Stock options exercised	--	--	39	--	1,101	--	--	1,101	--
Comprehensive Gain:
Unrealized holding gain
on marketable securities
available for sale	--	--	--	--	--	--	518	518	518
Directors Deferred comp. plan	--	--	--	--	190	--	--	190	--
Issuance of restricted stock	--	--	253	--	--	--	--	--	--
Stock Compensation	--	--	--	2	1,448	--	--	1,450	--
Cancellation of restricted stock	--	--	(1)	--	(31)	--	--	(31)	--
Repurchase of Common Stock	--	--	(151)	(2)	(5,196)	--	--	(5,198)	--
Reclassification adjustment for
realized gain included in
net income	--	--	--	--	--	--	(471)	(471)	(471)
Balance at June 30, 2008	10	$25,000	65,756	$657	$1,885,794	$(320,350)	--	$1,591,101	$34,340

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007
Net income	$ 34,293	$ 70,657
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, including related intangibles	92,155	85,274
Depreciation and amortization on discontinued operations	--	424
Stock options expense	--	66
Amortization of stock compensation	1,450	1,739
Amortization of deferred financing costs and debt discount	1,416	1,421
Equity in (earnings) loss of unconsolidated joint ventures	264	3,927
Minority interest in Operating Partnership	7,620	8,418
Minority interest in consolidated joint ventures	(139)	(441)
Minority interest in income from discontinued operations	--	236
Gain on sale of marketable securities	(471)	--
Realized (gain) losses and unrealized losses on disposition
of rental property (net of minority interest)	--	(31,747)
Distribution of cumulative earnings from unconsolidated joint ventures	2,341	1,000
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(2,441)	(5,921)
Increase in deferred charges and other assets, net	(6,688)	(18,316)
Decrease (increase) in accounts receivable, net	16,827	(1,793)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(6,298)	3,473
Increase in rents received in advance and security deposits	843	5,144
Decrease in accrued interest payable	(64)	(274)

Net cash provided by operating activities	$ 141,108	$ 123,287

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$ (50,861)	$(327,864)
Repayments of notes receivable	84	81
Investment in unconsolidated joint ventures	(4,153)	(20,141)
Distribution from unconsolidated joint venture	2,924	--
Proceeds from sale of rental property	--	45,755
Proceeds from sale of marketable securities	5,375	--
Increase in restricted cash	719	(1,347)

Net cash used in investing activities	$ (45,912)	$(303,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$ 250,100	$ 269,000
Repayment of revolving credit facility	(207,100)	(299,000)
Borrowings from money market loans	83,000	--
Repayment from money market loans	(83,000)	--
Repayment of mortgages, loans payable and other obligations	(20,813)	(21,781)
Proceeds from offering of Common Stock	--	251,732
Payment of financing costs	--	(1,414)
Repurchase of Common Stock	(5,198)	--
Proceeds from stock options exercised	1,101	3,614
Payment of dividends and distributions	(104,225)	(104,242)

Net cash (used in) provided by financing activities	$ (86,135)	$ 97,909

Net increase (decrease) in cash and cash equivalents	$ 9,061	$ (82,320)
Cash and cash equivalents, beginning of period	24,716	101,223

Cash and cash equivalents, end of period	$ 33,777	$ 18,903

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third-parties.  As of June 30, 2008, the Company owned or had interests in 294 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 33.7 million square feet, which are comprised of 283 buildings, primarily office and office/flex buildings, totaling approximately 33.3 million square feet (which include 38 buildings, primarily office buildings, aggregating 4.5 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others.  The Properties are located in six states in the Northeast, plus the District of Columbia.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $131,406,000 and $126,470,000 (including land of $90,849,000 and $68,328,000) as of June 30, 2008 and December 31, 2007, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

The Company received $0 and $65,000 in dividend income from its holdings in marketable securities during the three and six months ended June 30, 2008, respectively.  During the three months ended June 30, 2008, the Company disposed of its marketable securities, and realized a gain of $471,000.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $708,000 and $713,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,416,000 and $1,421,000 for the six months ended June 30, 2008 and 2007, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $910,000 and $927,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,654,000 and $2,064,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at June 30, 2008 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (65,755,730 shares), and distributions payable to minority interest common unitholders of the Operating Partnership (14,931,139 common units) for all such holders of record as of July 3, 2008 with respect to the second quarter 2008.  The second quarter 2008 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.64 per common share and unit were approved by the Board of Directors on June 16, 2008.  The common stock dividends and common unit distributions payable were paid on July 14, 2008.  The preferred stock dividends payable were paid on July 15, 2008.

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

In 2002, the Company adopted the provisions of FASB No. 123, and in 2006, the Company adopted the provisions of FASB No. 123(R), which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock and stock options expense of $715,000 and $907,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,420,000 and $1,804,000 for the six months ended June 30, 2008 and 2007, respectively.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The Company holds a 50 percent interest in the joint venture.  The venture has a mortgage loan with a $14.7 million balance at June 30, 2008 collateralized by its office/flex property.  The mortgage bears interest at a rate of LIBOR plus 175 basis points and is scheduled to mature in January 2009.  The venture recorded an impairment loss of approximately $4.3 million on its rental property as of December 31, 2007.  The mortgage lender has notified the joint venture that its mortgage loan is in default due to non-receipt of debt service payments.  The joint venture is currently in discussion with the lender regarding a deed in lieu of foreclosure.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $16,000 and $16,000 in fees for such services for the three months ended June 30, 2008 and 2007, respectively, and $32,000 and $32,000 for the six months ended June 30, 2008 and 2007, respectively.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Company owns a 50 percent interest in the venture.

The venture has a mortgage loan with a balance as of June 30, 2008 of $68.7 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of June 30, 2008 of $7.0 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $7.0 million letter of credit in support of this loan, $3.5 million of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of June 30, 2008 of $19.2 million) carried an interest rate of LIBOR plus 130 basis points through March 2008.  In April 2008, the interest rate was reduced to LIBOR plus 125 basis points and the maturity was extended one year to April 2009.  The loan currently has two one-year extension options subject to certain conditions, each of which requires payment of a fee.

In September 2007, the joint venture completed development of the property and placed the office building in service.  The Company performs management, leasing and other services for the property owned by the joint venture and recognized $33,000 and $0 in fees for such services for the three months ended June 30, 2008 and 2007, respectively, and $51,500 and $0 for the six months ended June 30, 2008 and 2007, respectively.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $278.4 million at June 30, 2008.  $187.4 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.26 percent per annum and mature at various times through May 2016.  $91 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 275 basis points to LIBOR per annum and mature at various times through May 2009, with two one-year extension options, subject to certain conditions and the payment of a fee.  Substantially all of the floating rate mortgage loans are provided by an affiliate of SL Green.

The Company performs management, leasing, and other services for the properties owned by the joint venture and recognized $1.0 million and $636,000 in income (net of $816,000 and $267,000 in direct costs) for such services for the three months ended June 30, 2008 and 2007, respectively, and $2.0 million and $1.2 million in income (net of $1.3 million and $796,300 in direct costs) for the six months ended June 30, 2008 and 2007, respectively.

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

GE Gale has a mortgage loan with a balance of $52.8 million at June 30, 2008.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Company performs management, leasing, and other services for PFV and recognized $219,000 and $173,000 in income (net of $110,000 and $509,000 in direct costs) for such services for the three months ended June 30, 2008 and 2007, respectively, and $437,700 and $384,500 in income (net of $256,100 and $1.2 million in direct costs) for the six months ended June 30, 2008 and 2007, respectively.

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

The Route 93 Ventures has a mortgage loan with an amount not to exceed $58.6 million, with a $42.5 million balance at June 30, 2008, collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2009, with two one-year extension options, subject to certain conditions and the payment of a fee.

The Company performs services for Route 93 Master LLC and Route 93 Bedford Master LLC and recognized $15,800 and $0 in fees for such services for the three months ended June 30, 2008 and 2007, respectively, and $32,500 and $0 for the six months ended June 30, 2008 and 2007, respectively.

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

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $58,000 and $815,000 in income (net of $0 and $1.4 million in direct costs) for the three months ended June 30, 2008, and 2007, respectively, and $123,400 and $828,000 in income (net of $1.0 million and $2.1 million in direct costs) for the six months ended June 30, 2008 and 2007, respectively.

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

The operating agreement of 55 Corporate provides, among other things, for the Gale Participation Rights (of which Mr. Yeager has a direct 26 percent interest).  If Mr. Gale receives any payments with respect to a Sanofi lease on the development property, Mr. Gale has agreed to pay to Mr. Yeager 26 percent of such payments.

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of June 30, 2008, the outstanding balance on the mortgage note was $8 million.

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

One Jefferson is owned 25 percent by Gale Jefferson and 75 percent by One Jefferson Road Realty Member LLC, an affiliate of JPMorgan (“JPM”).  The operating agreement of One Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its members’ respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to JPM and Gale Jefferson.  One Jefferson has a construction loan in an amount not to exceed $21 million (with $5.3 million drawn as of June 30, 2008), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option.

The Company performs management, leasing and other services for Gale Jefferson and recognized $113,000 and $0 in income (net of $3.7 million and $0 in direct costs) for such services for the three months ended June 30, 2008 and 2007, respectively, and $174,000 and $0 in income (net of $5.7 million and $0 in direct costs) for the six months ended June 30, 2008 and 2007, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2008 and December 31, 2007:  (dollars in thousands)

	June 30, 2008
	Plaza			Red Bank	Mack-	Princeton
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	Jefferson	Total
Assets:
Rental property, net	$10,479	$7,060	$63,227	$23,489	$364,329	$43,352	$56,750	--	$17,000	$14,810	--	--	$600,496
Other assets	2,689	720	18,037	3,709	44,790	24,572	1,547	$10,389	896	812	$86,627	$3,168	197,956
Total assets	$13,168	$7,780	$81,264	$27,198	$409,119	$67,924	$58,297	$10,389	$17,896	$15,622	$86,627	$3,168	$798,452
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$14,681	$75,632	$19,225	$278,435	$52,800	$42,495	--	--	$8,050	--	--	$ 491,318
Other liabilities	$ 532	527	4,809	58	22,663	6,982	1,129	$11,769	--	--	$16,633	$1,330	66,432
Partners’/members’
capital (deficit)	12,636	(7,428)	823	7,915	108,021	8,142	14,673	(1,380)	$17,896	7,572	69,994	1,838	240,702
Total liabilities and
partners’/members’
capital (deficit)	$13,168	$7,780	$81,264	$27,198	$409,119	$67,924	$58,297	$10,389	$17,896	$15,622	$86,627	$3,168	$798,452
Company’s
investment
in unconsolidated
joint ventures, net	$6,240	--	$ 356	$3,670	$123,084	$1,950	$4,608	--	$9,068	$7,977	$22,144	$ 734	$179,831

	December 31, 2007
	Plaza			Red Bank	Mack-	Princeton
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	Jefferson	Total
Assets:
Rental property, net	$10,787	$7,254	$65,611	$23,618	$368,028	$42,517	$57,368	--	$17,000	$7,954	--	--	$600,137
Other assets	2,250	763	17,995	2,818	52,741	25,679	3,323	$9,622	--	851	$81,651	$1,918	199,611
Total assets	$13,037	$8,017	$83,606	$26,436	$420,769	$68,196	$60,691	$9,622	$17,000	$8,805	$81,651	$1,918	$799,748
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$14,771	$76,072	$18,116	$281,746	$52,800	$42,495	--	--	$8,761	--	--	$ 494,761
Other liabilities	$ 532	366	6,324	132	23,809	6,847	1,809	$10,133	--	--	$20,678	$ 80	70,710
Partners’/members’
capital (deficit)	12,505	(7,120)	1,210	8,188	115,214	8,549	16,387	(511)	$17,000	44	60,973	1,838	234,277
Total liabilities and
partners’/members’
capital (deficit)	$13,037	$8,017	$83,606	$26,436	$420,769	$68,196	$60,691	$9,622	$17,000	$8,805	$81,651	$1,918	$799,748
Company’s
investment
in unconsolidated
joint ventures, net	$6,175	--	$ 513	$3,703	$128,107	$2,029	$4,729	--	$8,518	$7,752	$18,828	$ 712	$181,066

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended June 30, 2008 and 2007:  (dollars in thousands)

	Three Months Ended June 30, 2008
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 233	$ 456	$12,474	$ 821	$12,504	$3,355	$ 657	$ 410	--	$ 595	$ 4	--	--	$31,509
Operating and
other expenses	(49)	(283)	(6,825)	(214)	(5,120)	(1,509)	(799)	(132)	--	(19)	--	--	--	(14,950)
Depreciation and
amortization	(154)	(63)	(1,459)	(148)	(4,703)	(988)	(398)	(81)	--	(127)	--	--	--	(8,121)
Interest expense	--	(210)	(1,178)	(191)	(4,274)	(831)	(607)	(182)	--	(144)	--	--	--	(7,617)

Net income	$ 30	$(100)	$3,012	$ 268	$(1,593)	$ 27	$(1,147)	$ 15	--	$ 305	$ 4	--	--	$ 821
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 15	--	$1,556	$ 134	$(1,040)	$ 28	$(325)	$ 363	--	$ 152	$ 1	--	--	$ 884

	Three Months Ended June 30, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 215	$ 518	$11,366	--	$17,251	$2,386	$ 738	$ 2	--	$ 524	$ 205	$8,708	--	$41,913
Operating and
other expenses	(44)	(389)	(6,943)	--	(7,716)	(1,516)	(977)	(31)	--	(14)	(400)	(8,647)	--	(26,677)
Depreciation and
amortization	(154)	(175)	(1,488)	--	(7,429)	(786)	(467)	(183)	--	(88)	--	--	--	(10,770)
Interest expense	--	(265)	(1,199)	--	(6,805)	(1,223)	(846)	(321)	--	(169)	--	--	--	(10,828)

Net income	$ 17	$(311)	$1,736	--	$(4,699)	$(1,139)	$(1,552)	$(533)	--	$ 253	$(195)	$ 61	--	$(6,362)
Company’s equity
in earnings (loss)
of unconsolidated	$ 8	$(175)	$ 762	--	$(1,604)	$(270)	$(466)	$ (44)	--	$ 127	$ (58)	$ 24	--	$(1,696)

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the six months ended June 30, 2008 and 2007:  (dollars in thousands)

	Six Months Ended June 30, 2008
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 536	$ 944	$21,347	$1,603	$24,829	$6,143	$1,327	$ 805	--	$ 992	$ 50	--	--	$58,576
Operating and
other expenses	(97)	(597)	(12,444)	(386)	(10,273)	(2,992)	(1,699)	(242)	--	(42)	--	--	--	(28,772)
Depreciation and
amortization	(308)	(244)	(2,928)	(296)	(9,454)	(1,754)	(791)	(167)	--	(255)	--	--	--	(16,197)
Interest expense	--	(411)	(2,361)	(415)	(8,935)	(1,804)	(1,351)	(334)	--	(244)	--	--	--	(15,855)

Net income	$ 131	$(308)	$3,614	$ 506	$(3,833)	$(407)	$(2,514)	$ 62	--	$ 451	$ 50	--	--	$(2,248)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 65	--	$1,841	$ 252	$(2,612)	$ (79)	$(363)	$ 389	--	$ 225	$ 18	--	--	$(264)

	Six Months Ended June 30, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 474	$1,045	$20,304	--	$33,692	$5,252	$1,063	$ 2	--	$1,048	$ 531	$17,698	--	$81,109
Operating and
other expenses	(83)	(763)	(12,506)	--	(15,158)	(2,991)	(1,864)	(40)	--	(33)	(661)	(17,565)	--	(51,664)
Depreciation and
amortization	(308)	(351)	(2,966)	--	(14,164)	(1,536)	(2,027)	(183)	--	(176)	--	--	--	(21,711)
Interest expense	--	(529)	(2,402)	--	(13,429)	(2,331)	(1,643)	(414)	--	(344)	--	--	--	(21,092)

Net income	$ 83	$(598)	$2,430	--	$(9,059)	$(1,606)	$(4,471)	$(635)	--	$ 495	$(130)	$ 133	--	$(13,358)
Company’s equity
in earnings (loss)
of unconsolidated	$ 41	$(175)	$1,109	--	$(3,339)	$(402)	$(1,370)	$ (52)	--	$ 247	$ (39)	$ 53	--	$(3,927)

4.	DEFERRED CHARGES AND OTHER ASSETS

	June 30,	December 31,
(dollars in thousands)	2008	2007
Deferred leasing costs	$204,695	$202,282
Deferred financing costs	22,772	22,922
	227,467	225,204
Accumulated amortization	(92,320)	(90,482)
Deferred charges, net	135,147	134,722
Notes receivable	11,526	11,610
In-place lease values, related intangible and other assets, net	50,170	64,212
Prepaid expenses and other assets, net	30,499	35,842

Total deferred charges and other assets, net	$227,342	$246,386

5.	DISCONTINUED OPERATIONS

There were no discontinued operations during the three and six month periods ended June 30, 2008.

As the Company sold 1000 Bridgeport in Shelton, Connecticut; 500 West Putnam in Greenwich, Connecticut; and 100 & 200 Decadon in Egg Harbor, New Jersey during the year ended December 31, 2007, the Company has presented these assets as discontinued operations in its statements of operations for the periods presented.

The following tables summarize income from discontinued operations (net of minority interest) for the three and six month periods ended June 30, 2007: (dollars in thousands)

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Total revenues	$ 1,608	$ 3,819
Operating and other expenses	(661)	(1,577)
Depreciation and amortization	(18)	(424)
Interest expense (net of interest income)	(197)	(545)
Minority interest	(134)	(236)

Income from discontinued operations
(net of minority interest)	$ 598	$ 1,037

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Realized gains on disposition of rental property	$ 38,860	$ 38,860
Minority interest	(7,113)	(7,113)

Realized gains (losses) and unrealized losses
on disposition of rental property
(net of minority interest)	$ 31,747	$ 31,747

6.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

	June 30,	December 31,	Effective
	2008	2007	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,834	$ 299,716	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,902	149,874	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,554	299,468	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,307	99,210	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	92,718	92,472	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,585	25,530	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,858	99,844	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,348	201,468	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,395	149,349	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,578	200,616	5.81%

Total Senior Unsecured Notes	$1,633,079	$1,632,547	6.33%

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

As of June 30, 2008 and December 31, 2007, the Company had outstanding borrowings of $293 million and $250 million, respectively, under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JP Morgan Chase Bank to participate in a money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2008 and December 31, 2007, the Company had no outstanding borrowings under the Money Market Loan.

8.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of June 30, 2008, 16 of the Company’s properties with a total book value of approximately $503 million are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

		Effective	Principal Balance at
		Interest	June 30,	December 31,
Property Name	Lender	Rate (a)	2008	2007	Maturity
6404 Ivy Lane	TIAA	5.58%	--	$ 13,029	(b)
Assumed obligations	Various	4.92%	$ 20,880	27,657	05/01/09 (c)
Various (d)	Prudential Insurance	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	19,078	18,968	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	17,245	17,442	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.02%	17,345	17,575	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	5,026	5,096	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	7,001	7,098	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,389	12,596	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,569	6,655	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.35%	19,988	20,104	08/11/14
23 Main Street	JPMorgan CMBS	5.59%	32,747	32,968	09/01/18

Total mortgages, loans payable and other obligations			$308,268	$329,188

(a) Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs and other transaction costs, as applicable.

(b) On May 5, 2008, the Company repaid this mortgage loan at par, using available cash.
(c) The obligations mature at various times through May 2009.
(d) Mortgage is collateralized by seven properties.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2008 and 2007 was $65,001,000 and $63,877,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2008 and 2007 was $2,977,000 and $2,510,000, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2008, the Company’s total indebtedness of $2,234,347,000 (weighted average interest rate of 5.74 percent) was comprised of $293,000,000 of revolving credit facility borrowings (weighted average rate of 3.00 percent) and fixed rate debt and other obligations of $1,941,347,000 (weighted average rate of 6.16 percent).

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

Unit Transactions
The following table sets forth the changes in minority interest which relate to the common units in the Operating Partnership for the six months ended June 30, 2008 (dollars in thousands):

	Common	Common
	Units	Unitholders
Balance at January 1, 2008	14,985,538	$456,436
Net income	--	7,620
Distributions	--	(19,144)
Redemption of common units for shares
of Common Stock	(54,400)	(1,645)

Balance at June 30, 2008	14,931,138	$443,267

Minority Interest Ownership
As of June 30, 2008 and December 31, 2007, the minority interest common unitholders owned 18.5 percent of the Operating Partnership.

Consolidated Joint Ventures
The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold minority interests in these ventures.

10.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, other than those assigned to the Gale Company and affiliated employers, who have attained age 21 and completed one-half year of service with the Company are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from 1 percent up to 30 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or installment payment or in the form of an annuity upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2008 and 2007 was $100,000 and $100,000, respectively, and for the six months ended June 30, 2008 and 2007 was $200,000 and $200,000, respectively.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who have attained age 20 1/2 and completed one-half year of service with a participating employer are eligible to participate in the Gale Company Employee Savings Plan (the “Gale Plan”). The Gale Plan permits eligible employees to defer their annual compensation on a pre-tax basis, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable.  The Gale Company or the participant’s employer may match the employee’s deferral at the rate of 50 percent of the first six percent of the employee’s annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year. In addition, the Company, at management's discretion, may make discretionary contributions. Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years.  The assets of the Gale Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the Gale Plan in a single sum or installment payment or in the form of an annuity upon his or her termination of service with the Company.  Effective April 1, 2007, the Gale Plan was merged into the 401(k) Plan.  In accordance with the Gale/Green transactions, the Company continued to make matching contributions to former Gale Plan participants under the Gale Plan matching contribution formula through the payroll period ending May 4, 2007.  Moreover, federal law requires the Company to preserve (i) the Gale Plan vesting schedule for certain Gale Plan participants with three or more years of service as of May 4, 2007 and (ii) certain benefits previously offered under the Gale Plan.  Total expense recognized by the Company for the Gale Plan for the three and six months ended June 30, 2007 was $31,000 and $111,000, respectively.

11.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended June 30, 2008 and 2007, respectively, and $1.6 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $250,000 and $250,000 for the three months ended June 30, 2008 and 2007, respectively, and $500,000 and $500,000 for the six months ended June 30, 2008 and 2007, respectively.

Total Project Costs for Harborside Plaza 5 and Harborside Plaza 4-A are currently being reviewed by the City of Jersey City.  The Company believes that the ultimate resolution of such reviews will not have a material adverse effect on the Company’s financial condition.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2008, are as follows (dollars in thousands):

Year	Amount
2008	$ 255
2009	517
2010	501
2011	501
2012	501
2013 through 2084	34,952

Total	$37,227

Ground lease expense incurred by the Company during the three months ended June 30, 2008 and 2007 amounted to $184,000 and $172,000, respectively, and was $350,000 and $331,000 for the six months ended June 30, 2008 and 2007, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $205.5 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  126 of the Company’s properties, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2008 are as follows (dollars in thousands):

Year	Amount
2008	$ 287,643
2009	567,477
2010	510,924
2011	447,739
2012	380,866
2013 and thereafter	1,203,196

Total	$3,397,845

13.	STOCKHOLDERS’ EQUITY

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At June 30, 2008, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

The Series C Preferred Stock is redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through June 30, 2008 under the Repurchase Program.  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through June 30, 2008 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of June 30, 2008 and December 31, 2007, the stock options outstanding had a weighted average remaining contractual life of approximately 3.8 and 4.1 years, respectively.  Stock options exercisable at June 30, 2008 and December 31, 2007 had a weighted average remaining contractual life of approximately 3.7 and 4.0 years, respectively.

Information regarding the Company’s stock option plans for the six months ended June 30, 2008 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2008	497,731	$29.03
Exercised	(38,837)	$28.35
Lapsed or canceled	(19,795)	$37.31
Outstanding at June 30, 2008 ($24.63 – $45.47)	439,099	$28.72	$2,393
Options exercisable at June 30, 2008	439,099	$28.72	$2,393
Available for grant at June 30, 2008	4,537,574

Cash received from options exercised under all stock option plans was $0.6 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively, and $1.1 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $0.2 and $0.2 million, respectively, and $0.3 and $3.2 million for the six months ended June 30, 2008 and 2007, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.  The Company recognized stock options expense of $0 and $33,000 for the three months ended June 30, 2008 and 2007, respectively, and $0 and $65,000 for the six months ended June 30, 2008 and 2007, respectively.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 346,786 shares were outstanding at June 30, 2008.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 232,586 are contingent upon the Company meeting certain performance goals to be set by the Committee each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

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

During the six months ended June 30, 2008 and 2007, 5,254 and 3,438 deferred stock units were earned, respectively.  As of June 30, 2008 and December 31, 2007, there were 49,232 and 44,179 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended June 30, 2008 and 2007 in accordance with FASB No. 128:  (dollars in thousands)

	Three Months Ended June 30,
Computation of Basic EPS	2008	2007
Income from continuing operations	$18,844	$19,233
Deduct: Preferred stock dividends	(500)	(500)
Income from continuing operations available to common shareholders	18,344	18,733
Income from discontinued operations	--	32,345
Net income available to common shareholders	18,344	$51,078

Weighted average common shares	65,423	67,799

Basic EPS:
Income from continuing operations	$ 0.28	$ 0.28
Income from discontinued operations	--	0.47
Net income available to common shareholders	$ 0.28	$ 0.75

	Three Months Ended June 30,
Computation of Diluted EPS	2008	2007
Income from continuing operations available to common shareholders	$18,344	$18,733
Add: Income from continuing operations attributable to Operating Partnership –
common units	4,193	4,197
Income from continuing operations for diluted earnings per share	22,537	22,930
Income from discontinued operations for diluted earnings per share	--	39,592
Net income available to common shareholders	$22,537	$62,522

Weighted average common shares	80,585	83,193

Diluted EPS:
Income from continuing operations	$ 0.28	$ 0.28
Income from discontinued operations	--	0.47
Net income available to common shareholders	$ 0.28	$ 0.75

The following information presents the Company’s results for the six months ended June 30, 2008 and 2007 in accordance with FASB No. 128:  (dollars in thousands)

	Six Months Ended June 30,
Computation of Basic EPS	2008	2007
Income from continuing operations	$34,293	$37,873
Deduct: Preferred stock dividends	(1,000)	(1,000)
Income from continuing operations available to common shareholders	33,293	36,873
Income from discontinued operations	--	32,784
Net income available to common shareholders	$33,293	$69,657

Weighted average common shares	65,397	66,753

Basic EPS:
Income from continuing operations	$ 0.51	$ 0.55
Income from discontinued operations	--	0.49
Net income available to common shareholders	$ 0.51	$ 1.04

	Six Months Ended June 30,
Computation of Diluted EPS	2008	2007
Income from continuing operations available to common shareholders	$33,293	$36,873
Add: Income from continuing operations attributable to Operating Partnership –
common units	7,620	8,418
Income from continuing operations for diluted earnings per share	40,913	45,291
Income from discontinued operations for diluted earnings per share	--	40,133
Net income available to common shareholders	$40,913	$85,424

Weighted average common shares	80,547	82,220

Diluted EPS:
Income from continuing operations	$ 0.51	$ 0.55
Income from discontinued operations	--	0.49
Net income available to common shareholders	$ 0.51	$ 1.04

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic EPS shares	65,423	67,799	65,397	66,753
Add: Operating Partnership – common units	14,955	15,191	14,970	15,238
Stock options	207	203	180	229
Diluted EPS Shares	80,585	83,193	80,547	82,220

Unvested shares of restricted stock outstanding as of June 30, 2008 and 2007 were 346,786 and 153,211, respectively.

14.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three and six months ended June 30, 2008 and 2007.  The Company had no long lived assets in foreign locations as of June 30, 2008 and December 31, 2007.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and six month periods ended June 30, 2008 and 2007 and selected asset information as of June 30, 2008 and December 31, 2007 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2008	$ 180,462	$ 12,845	$ (514)	$ 192,793
June 30, 2007	172,750	26,998	782	200,530
Six months ended:
June 30, 2008	$ 361,464	$ 26,973	$ (931)	$ 387,506
June 30, 2007	338,656	53,974	1,157	393,787

Total operating and interest expenses(a):
Three months ended:
June 30, 2008	$ 68,529	$ 12,447	$ 42,566	$ 123,542	(e)
June 30, 2007	61,767	26,742	43,286	131,795	(f)
Six months ended:
June 30, 2008	$ 138,751	$ 27,301	$ 84,580	$ 250,632	(g)
June 30, 2007	122,762	53,508	82,466	258,736	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
June 30, 2008	$ 884	--	--	$ 884
June 30, 2007	(1,696)	--	--	(1,696)
Six months ended:
June 30, 2008	$ (264)	--	--	$ (264)
June 30, 2007	(3,927)	--	--	(3,927)

Net operating income (b):
Three months ended:
June 30, 2008	$ 112,817	$ 398	$ (43,080)	$ 70,135	(e)
June 30, 2007	109,287	256	(42,504)	67,039	(f)
Six months ended:
June 30, 2008	$ 222,449	$ (328)	$ (85,511)	$ 136,610	(g)
June 30, 2007	211,967	466	(81,309)	131,124	(h)

Total assets:
June 30, 2008	$4,589,993	$ 20,283	$ (68,989)	$4,541,287
December 31, 2007	4,633,500	35,019	(75,317)	4,593,202

Total long-lived assets (c):
June 30, 2008	$4,243,154	--	$ 4,541	$4,247,695
December 31, 2007	4,268,260	--	(1,017)	4,267,243

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

(e) Excludes $47,586 of depreciation and amortization.
(f) Excludes $43,823 of depreciation and amortization.
(g) Excludes $95,308 of depreciation and amortization.
(h) Excludes $85,274 of depreciation and amortization.

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

In February 2008, the FASB deferred the effective date of SFAS 157 for one-year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis.  SFAS 157 is now effective for those assets and liabilities for years beginning after November 15, 2008

FASB Statement No. 141(R) – (revised 2007), (“FASB No. 141(R)”), Business Combinations

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

Executive Overview

Mack-Cali Realty Corporation (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.0 billion at June 30, 2008.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 294 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 33.7 million square feet, leased to approximately 2,200 tenants.  The properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 11.3 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 92.3 percent at June 30, 2008, as compared to 92.1 percent at March 31, 2008 and 91.9 percent at June 30, 2007.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of June 30, 2008, March 31, 2008 and June 30, 2007 aggregate 73,942, 70,107 and 174,122 square feet, respectively, or 0.3, 0.2 and 0.6 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended June 30, 2008 increased an average of 6.5 percent compared to rates that were in effect under the prior leases, as compared to a 0.3 percent increase for the three months ended June 30, 2007.  The Company believes that vacancy rates may continue to increase in some of its markets in 2008.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	critical accounting policies and estimates;
•	results of operations for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007; and
•	liquidity and capital resources.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended June 30, 2008 and 2007 was $1.6 million and $1.2 million, respectively, and $3.0 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2008 (“2008”), as compared to the three and six months ended June 30, 2007 (“2007”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2007 (for the three-month period comparisons), and which represents all in-service properties owned by the Company at December 31, 2006 (for the six-month period comparisons), excluding properties sold or held for sale through June 30, 2008, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2007 through June 30, 2008 (for the three-month period comparisons), and which represents all properties acquired by the Company from January 1, 2007 through June 30, 2008 (for the six-month period comparisons).

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2008	2007	Change	Change
Revenue from rental operations and other:
Base rents	$148,087	$142,482	$ 5,605	3.9%
Escalations and recoveries from tenants	26,586	25,766	820	3.2
Other income	3,588	3,854	(266)	(6.9)
Total revenues from rental operations	178,261	172,102	6,159	3.6

Property expenses:
Real estate taxes	24,125	23,852	273	1.1
Utilities	19,660	15,329	4,331	28.3
Operating services	27,152	27,348	(196)	(0.7)
Total property expenses	70,937	66,529	4,408	6.6

Non-property revenues:
Construction services	11,305	23,469	(12,164)	(51.8)
Real estate services	3,227	4,959	(1,732)	(34.9)
Total non-property revenues	14,532	28,428	(13,896)	(48.9)

Non-property expenses:
Direct construction costs	10,329	22,634	(12,305)	(54.4)
General and administrative	11,237	12,870	(1,633)	(12.7)
Depreciation and amortization	47,586	43,823	3,763	8.6
Total non-property expenses	69,152	79,327	(10,175)	(12.8)
Operating income	52,704	54,674	(1,970)	(3.6)
Other (expense) income:
Interest expense	(31,340)	(31,333)	(7)	0.0
Interest and other investment income	302	1,571	(1,269)	(80.8)
Equity in earnings (loss) of unconsolidated joint ventures	884	(1,696)	2,580	152.1
Minority interest in consolidated joint ventures	16	214	(198)	(92.5)
Gain on sale of investment in marketable securities	471	--	471	--
Total other (expense) income	(29,667)	(31,244)	1,577	5.0

Income from continuing operations before minority interest
in Operating Partnership	23,037	23,430	(393)	(1.7)
Minority interest in Operating Partnership	(4,193)	(4,197)	4	0.1
Income from continuing operations	18,844	19,233	(389)	(2.0)
Discontinued operations (net of minority interest):
Income from discontinued operations	--	598	(598)	(100.0)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	31,747	(31,747)	(100.0)
Total discontinued operations, net	--	32,345	(32,345)	(100.0)
Net income	18,844	51,578	(32,734)	(63.5)
Preferred stock dividends	(500)	(500)	--	--
Net income available to common shareholders	$ 18,344	$ 51,078	$ (32,734)	(64.1)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$5,605	3.9%	$ 1,274	0.9%	$4,331	3.0%
Escalations and recoveries
from tenants	820	3.2	(618)	(2.4)	1,438	5.6
Other income	(266)	(6.9)	(283)	(7.3)	17	0.4
Total	$6,159	3.6%	$ 373	0.2%	$5,786	3.4%

Property expenses:
Real estate taxes	$ 273	1.1%	$ (349)	(1.5)%	$ 622	2.6%
Utilities	4,331	28.3	3,987	26.0	344	2.3
Operating services	(196)	(0.7)	(1,401)	(5.1)	1,205	4.4
Total	$4,408	6.6%	$ 2,237	3.4%	$2,171	3.2%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	255		251		4
Square feet (in thousands)	29,245		28,532		713

Base rents for the Same-Store Properties increased $1.3 million, or 0.9 percent, for 2008 as compared to 2007, due primarily to increased rental rates at the properties in 2008 as compared to 2007.  Escalations and recoveries from tenants for the Same-Store Properties decreased $0.6 million, or 2.4 percent, for 2008 over 2007, due primarily to a decrease of $3.7 million in amounts recovered from tenants resulting from lower operating and real estate tax expense and the setting of new base years for certain tenants, partially offset by an increase of $3.1 million in amounts recovered from tenants resulting from higher utilities expense in 2008.  Other income for the Same-Store Properties decreased $0.3 million, or 7.3 percent, due primarily to a decrease in lease termination fees of $0.7 million for 2008 as compared to 2007, partially offset by an increase in tenant extras of $0.5 million for 2008 as compared to 2007.

Real estate taxes on the Same-Store Properties decreased $0.3 million, or 1.5 percent, for 2008 as compared to 2007, due primarily to lower assessments on certain properties in 2008.  Utilities for the Same-Store Properties increased $4.0 million, or 26.0 percent, for 2008 as compared to 2007, due primarily to increased electric rates in 2008 as compared to 2007.  Operating services for the Same-Store Properties decreased $1.4 million, or 5.1 percent due primarily to a decrease in maintenance costs of $1.4 million in 2008 as compared to 2007, and a decrease of $0.2 million in property management salaries and related expenses, partially offset by an increase of $0.2 million in insurance costs for 2008, as compared to 2007.

Construction services revenue decreased $12.2 million, or 51.8 percent, in 2008 as compared to 2007, due to lesser activity in 2008 at The Gale Company and its related businesses.  Real estate services revenue decreased by $1.7 million, or 34.9 percent, for 2008 as compared to 2007, due primarily to a decrease in management fee income of $1.0 million and a decrease in commission income of $0.6 million for 2008 as compared to 2007.

Direct construction costs decreased $12.3 million, or 54.4 percent, in 2008 as compared to 2007, due primarily to lesser activity of the Gale Company and its related businesses.  General and administrative expense decreased by $1.6 million, or 12.7 percent, for 2008 as compared to 2007, due primarily to decreases in salaries and related expenses of $0.8 million, in state tax expense of $0.5 million, and in office expenses of $0.3 million.

Depreciation and amortization increased by $3.8 million, or 8.6 percent, for 2008 over 2007.  Of this increase, $2.9 million, or 6.6 percent, is attributable to the Acquired Properties, and $0.9 million, or 2.0 percent, is attributable to the Same-Store Properties, due primarily to depreciation on increased tenant installation costs.

Interest expense remained relatively unchanged, increasing $7,000 for 2008 as compared to 2007.

Interest and other investment income decreased $1.3 million, or 80.8 percent, for 2008 as compared to 2007.  This increase was due primarily to lower cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures increased $2.6 million, or 152.1 percent, for 2008 as compared to 2007.  The increase was due primarily to increased income in 2008 of $0.8 million in the Harborside South Pier joint venture, a decreased loss in 2008 of $0.6 million in the Mack-Green joint venture, increased income of $0.4 million in the Gale Kimball joint venture, increased income of $0.3 million in the Princeton Forrestal Village joint venture, and a loss in 2007 of $0.2 million in the Ramland Realty joint venture.

The Company recognized a gain on sale of marketable securities of $0.5 million in 2008.

Income from continuing operations before minority interest in Operating Partnership decreased to approximately $23.0 million in 2008 from $23.4 million in 2007.  The decrease of approximately $0.4 million is due to the factors discussed above.

Net income available to common shareholders decreased by approximately $32.7 million, from $51.1 million in 2007 to approximately $18.4 million in 2008.  This decrease was the result of realized gains on disposition of rental property of $31.7 million in 2007, income from discontinued operations of $0.6 million in 2007, and a decrease in income from continuing operations before minority interest in Operating Partnership of $0.4 million for 2008 as compared to 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2008	2007	Change	Change
Revenue from rental operations and other:
Base rents	$296,690	$282,039	$14,651	5.2%
Escalations and recoveries from tenants	52,310	51,986	324	0.6
Other income	7,771	6,252	1,519	24.3
Total revenues from rental operations	356,771	340,277	16,494	4.9

Property expenses:
Real estate taxes	48,161	47,322	839	1.8
Utilities	41,088	32,874	8,214	25.0
Operating services	53,125	51,974	1,151	2.2
Total property expenses	142,374	132,170	10,204	7.7

Non-property revenues:
Construction services	24,066	45,810	(21,744)	(47.5)
Real estate services	6,669	7,700	(1,031)	(13.4)
Total non-property revenues	30,735	53,510	(22,775)	(42.6)

Non-property expenses:
Direct construction costs	22,983	43,545	(20,562)	(47.2)
General and administrative	22,332	23,940	(1,608)	(6.7)
Depreciation and amortization	95,308	85,274	10,034	11.8
Total non-property expenses	140,623	152,759	(12,136)	(7.9)
Operating income	104,509	108,858	(4,349)	(4.0)
Other (expense) income:
Interest expense	(63,800)	(62,269)	(1,531)	(2.5)
Interest and other investment income	858	3,188	(2,330)	(73.1)
Equity in earnings (loss) of unconsolidated joint ventures	(264)	(3,927)	3,663	93.3
Minority interest in consolidated joint ventures	139	441	(302)	(68.5)
Gain on sale of investment in marketable securities	471	--	471	--
Total other (expense) income	(62,596)	(62,567)	(29)	0.0

Income from continuing operations before minority interest
in Operating Partnership	41,913	46,291	(4,378)	(9.5)
Minority interest in Operating Partnership	(7,620)	(8,418)	798	9.5
Income from continuing operations	34,293	37,873	(3,580)	(9.5)
Discontinued operations (net of minority interest):
Income from discontinued operations	--	1,037	(1,037)	(100.0)
Realized gains (losses) and unrealized losses
on deposition of rental property, net	--	31,747	(31,747)	(100.0)
Total discontinued operations, net	--	32,784	(32,784)	(100.0)
Net income	34,293	70,657	(36,364)	(51.5)
Preferred stock dividends	(1,000)	(1,000)	--	--
Net income available to common shareholders	$ 33,293	$ 69,657	$ (36,364)	(52.2)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$14,651	5.2%	$ 4,268	1.5%	$10,383	3.7%
Escalations and recoveries
from tenants	324	0.6	(2,432)	(4.7)	2,756	5.3
Other income	1,519	24.3	1,478	23.6	41	0.7
Total	$16,494	4.9%	$ 3,314	1.0%	$13,180	3.9%

Property expenses:
Real estate taxes	$ 839	1.8%	$ (757)	(1.6)%	$ 1,596	3.4%
Utilities	8,214	25.0	7,423	22.6	791	2.4
Operating services	1,151	2.2	(1,542)	(3.0)	2,693	5.2
Total	$10,204	7.7%	$ 5,124	3.9%	$ 5,080	3.8%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	255		251		4
Square feet (in thousands)	29,245		28,532		713

Base rents for the Same-Store Properties increased $4.3 million, or 1.5 percent, for 2008 as compared to 2007, due primarily to increased rental rates at the properties in 2008 as compared to 2007.  Escalations and recoveries from tenants for the Same-Store Properties decreased $2.4 million, or 4.7 percent, for 2008 over 2007, due primarily to a decrease of $6.6 million in amounts recovered from tenants resulting from lower operating and real estate tax expense and the setting of new base years for certain tenants, partially offset by an increase of $4.2 million in amounts recovered from tenants resulting from higher utilities expense in 2008.  Other income for the Same-Store Properties increased $1.5 million, or 23.6 percent, due primarily to an increase in tenant extras and reimbursed salaries of $1.5 million partially offset by a decrease in lease termination fees of $0.1 million for 2008 as compared to 2007.

Real estate taxes on the Same-Store Properties decreased $0.8 million, or 1.6 percent, for 2008 as compared to 2007, due primarily to lower assessments on certain properties in 2008.  Utilities for the Same-Store Properties increased $7.4 million, or 22.6 percent, for 2008 as compared to 2007, due primarily to increased electric rates in 2008 as compared to 2007.  Operating services for the Same-Store Properties decreased $1.5 million, or 3.0 percent due primarily to a decrease in maintenance and repairs cost of $1.3 million and a decrease in snow removal costs of $1.2 million in 2008 as compared to 2007, partially offset by an increase of $0.7 million in insurance costs and an increase of $0.5 million in property management salaries and related expenses for 2008, as compared to 2007.

Construction services revenue decreased $21.7 million, or 47.5 percent, in 2008 as compared to 2007, due to lesser activity in 2008 at The Gale Company and its related businesses.  Real estate services revenue decreased by $1.0 million, or 13.4 percent, for 2008 as compared to 2007, due primarily to a decrease in management fee income of $1.1 million.

Direct construction costs decreased $20.6 million, or 47.2 percent, in 2008 as compared to 2007, due primarily to lesser activity of the Gale Company and its related businesses.  General and administrative expense decreased by $1.6 million or 6.7 percent due primarily to decreases in state tax expense of $0.6 million, in office expenses of $0.4 million, and in salaries and related expenses of $0.3 million.

Depreciation and amortization increased by $10.0 million, or 11.8 percent, for 2008 over 2007.  Of this increase, $7.2 million, or 8.5 percent, is attributable to the Acquired Properties, and $2.8 million, or 3.3 percent, is attributable to the Same-Store Properties, due primarily to depreciation on increased tenant installation costs.

Interest expense increased $1.5 million, or 2.5 percent, for 2008 as compared to 2007.  This increase was due primarily to higher average debt balances in 2008 as compared to 2007.

Interest and other investment income decreased $2.3 million, or 73.1 percent, for 2008 as compared to 2007.  This increase was due primarily to lower cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures increased $3.7 million, or 93.3 percent, for 2008 as compared to 2007.  The increase was due primarily to a decreased loss in 2008 of $1.0 million in the Route 93 joint venture, increased income from $0.7 million in the Harborside South Pier joint venture, a decreased loss of $0.7 million in the Mack-Green joint venture, increased income of $0.4 million in the Gale Kimball joint venture, a decreased loss of $0.3 million in the Princeton Forrestal Village joint venture, increased income in 2008 of $0.3 million in the Red Bank Corporate Plaza I and II joint venture, and a loss in 2007 of $0.2 million in the Ramland Realty joint venture.

The Company recognized a gain on sale of investments in marketable securities of $0.5 million in 2008.

Income from continuing operations before minority interest in Operating Partnership decreased to approximately $41.9 million in 2008 from $46.3 million in 2007.  The decrease of approximately $4.4 million is due to the factors discussed above.

Net income available to common shareholders decreased by approximately $36.4 million, from $69.7 million in 2007 to approximately $33.3 million in 2008.  This decrease was the result of realized gains on disposition of rental property of $31.7 million in 2007, a decrease in income from continuing operations before minority interest in Operating Partnership of $4.4 million and a decrease in income from discontinued operations of approximately $1.1 million for 2008 as compared to 2007.  These were partially offset by a decrease in minority interest in Operating Partnership of $0.8 million for 2008 as compared to 2007.

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

Construction Projects:
In July 2007, the Company commenced construction on a 250,000 square-foot, class A office building, which Wyndham Worldwide pre-leased for 15 years, on a land site located in the Company’s Mack-Cali Business Campus in Parsippany, New Jersey.  The building is expected to be completed in the fourth quarter 2008 at a total estimated cost of approximately $64.8 million (of which the Company has incurred $37.0 million through June 30, 2008).

The Company owns a 15 percent indirect interest in a joint venture which plans to develop approximately 1.5 million square foot mixed-use project in downtown Boston consisting of office and retail space, condominium apartments, a hotel and garage.  The development project is currently projected to cost approximately $711 million, of which the Company is currently projected to invest a total of approximately $45.2 million (of which the Company has invested $22.1 million through July 24, 2008).  The venture is currently pursuing project financing.

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

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $205.5 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  126 of the Company’s properties, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of June 30, 2008, the Company had 239 unencumbered properties, totaling 25.8 million square feet, representing 88.3 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents increased by $9.1 million to $33.8 million at June 30, 2008, compared to $24.7 million at December 31, 2007.  The increase is comprised of the following net cash flow items:

(1)	$141.1 million provided by operating activities.

(2)	$45.9 million used in investing activities, consisting primarily of the following:
(a)	$50.9 million used for additions to rental property and related intangibles; plus
(b)	$4.2 million used in investing in unconsolidated joint ventures; minus
(c)	$2.9 million received as distributions from unconsolidated joint ventures, minus
(d)	$5.4 million received from proceeds of the sale of marketable securities available for sale.

(3)	$86.1 million used in financing activities, consisting primarily of the following:
(a)	$250.1 million from borrowings under the Company’s unsecured credit facility; plus
(b)	$83 million from borrowings from money market loans; plus
(c)	$1.1 million in proceeds from stock options exercised; minus
(d)	$207.1 million used for the repayment of borrowings under the Company’s unsecured credit facility; minus
(e)	$20.8 million used for the repayment of mortgages, loans payable and other obligations; minus
(f)	$83 million used for repayment of money market loans; minus
(g)	$104.2 million used for the payment of dividends and distributions; minus
(h)	$5.2 million used for the repurchase of common stock.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt financing as of June 30, 2008:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt	$1,653,959	74.03%	6.30%	3.82
and Other Obligations
Fixed Rate Secured Debt	287,388	12.86%	5.35%	3.66
Variable Rate Unsecured Debt	293,000	13.11%	3.00%	2.98

Totals/Weighted Average:	$2,234,347	100.00%	5.74%	3.69

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of June 30, 2008 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)
2008	$ 9,878	--	$ 9,878	4.98%
2009	14,957	$ 300,000	314,957	7.37%
2010	2,584	334,500	337,084	5.26%
2011	2,745	593,000	595,745	5.49%
2012	2,864	210,148	213,012	6.13%
Thereafter	5,702	760,618	766,320	5.41%
Sub-total	38,730	2,198,266	2,236,996	5.74%
Adjustment for unamortized
debt discount/premium, net,
as of June 30, 2008	(2,649)	--	(2,649)

Totals/Weighted Average	$36,081	$2,198,266	$2,234,347	5.74%

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of June 30, 2008) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of July 24, 2008, the Company had $246.0 million of outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JP Morgan Chase Bank to participate in a money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of July 24, 2008, the Company had $75 million of outstanding borrowings under this Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 24, 2008, the Company had $246 million in outstanding borrowings under its $775 million unsecured revolving credit facility, and $75 million in outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2008.  The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs both in the short and long-term.  However, if these sources of funds are insufficient or unavailable, the Company’s ability to make the expected distributions discussed below may be adversely affected.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the six months ended June 30, 2008:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2008	65,558,073	14,985,538	80,543,611
Stock options exercised	38,837	--	38,837
Common units redeemed for Common Stock	54,400	(54,400)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	4,305	--	4,305
Issuance of restricted stock	251,886	--	251,886
Repurchase of Common Stock	(151,230)	--	(151,230)

Outstanding at June 30, 2008	65,756,271	14,931,138	80,687,409

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of June 30, 2008, the Company had a remaining authorization under the Repurchase Program of $46 million.

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which $260.1 million of securities have been sold through July 24, 2008 and $1.7 billion remains available for future issuances.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $600 million of securities have been sold through July 24, 2008 and $1.9 billion remains available for future issuances.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of June 30, 2008:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,046,433	$400,494	$614,326	$406,338	$625,275	--
Revolving credit facility	319,334	8,778	310,556	--	--	--
Mortgages, loans payable
and other obligations	377,526	51,791	193,113	51,701	53,846	$27,075
Payments in lieu of taxes
(PILOT)	63,813	4,193	12,831	8,752	24,138	13,899
Ground lease payments	37,227	513	1,511	1,016	2,358	31,829
Total	$2,844,333	$465,769	$1,132,337	$467,807	$705,617	$72,803

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

Approximately $1.9 billion of the Company’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rate on the variable rate debt as of June 30, 2008, was LIBOR plus 55 basis points.

(dollars in thousands)
June 30, 2008	Maturity Date
Debt,	7/1/08 –
including current portion	12/31/08	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed Rate	$8,907	$314,054	$336,407	$302,329	$212,806	$766,844	$1,941,347	$1,875,768
Average Interest Rate	4.98%	7.37%	5.26%	7.91%	6.13%	5.41%	6.16%

Variable Rate				$293,000			$ 293,000	$ 293,000

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

Not Applicable.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           COMMON STOCK
During the three months ended June 30, 2008, the Company issued 51,400 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

(b)           Not Applicable.

(c)           Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)	On May 21, 2008, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”) to elect four members of the Board of Directors of the Company, among other things.

(b)
At the Annual Meeting, the Company’s stockholders elected the following four Class II directors to serve until the Company’s annual meeting of stockholders to be held in 2011; Nathan Gantcher (Number of shares for: 59,820,202, Number of shares withheld: 1,197,652, Number of shares abstained: 0), David S. Mack (Number of shares for: 60,118,492, Number of shares withheld: 899,362, Number of shares abstained: 0), William L. Mack (Number of shares for: 60,082,141, Number of shares withheld: 935,713, Number of shares abstained: 0), and Alan S. Philibosian (Number of shares for: 47,331,482, Number of shares withheld: 13,686,372, Number of shares abstained: 0).

The following directors’ terms of office as directors of the Company continued following the Annual Meeting: Alan S. Bernikow, Martin S. Berger, John R. Cali, Kenneth M. Duberstein, Mitchell E. Hersh, Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg.  Immediately following the Annual Meeting, Martin S. Berger resigned from the Board of Directors and became a member of its Advisory Board. Upon Mr. Berger’s resignation, the Board of Directors appointed Robert F. Weinberg to fill the vacancy of Mr. Berger’s unexpired term as a Class II director, which term shall expire on the earlier to occur of the 2009 annual meeting of stockholders or Mr. Weinberg’s resignation or removal.

(c)
At the Annual Meeting, the Company’s stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the ensuing year (Number of shares for: 60,818,538, Number of shares against: 156,399, Number of shares abstained: 42,917, Number of broker non-votes: 0.)

(d)	None.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 5.   Other Information

(a)	None.

(b)	None.

Item 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: July 30, 2008	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: July 30, 2008	By:	/s/ Barry Lefkowitz
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