Form 10-Q
period 2008-09-30
MACK CALI REALTY CORP
filed 2008-10-30
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 23, 2008, there were 65,879,195 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of September 30, 2008
		and December 31, 2007	4

		Consolidated Statements of Operations for the three and nine month
		periods ended September 30, 2008 and 2007	5

		Consolidated Statement of Changes in Stockholders’ Equity for the
		nine months ended September 30, 2008	6

		Consolidated Statements of Cash Flows for the nine months ended
		September 30, 2008 and 2007	7

		Notes to Consolidated Financial Statements	8-38

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	39-56

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56-57

	Item 4.	Controls and Procedures	57

Part II	Other Information

	Item 1.	Legal Proceedings	58

	Item 1A.	Risk Factors	58

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

	Item 3.	Defaults Upon Senior Securities	59

	Item 4.	Submission of Matters to a Vote of Security Holders	59

	Item 5.	Other Information	60

	Item 6.	Exhibits	60

Signatures			61

Exhibit Index			62-77

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

The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

ASSETS	September 30, 2008	December 31, 2007
Rental property
Land and leasehold interests	$729,549	$726,253
Buildings and improvements	3,783,728	3,753,088
Tenant improvements	417,954	397,132
Furniture, fixtures and equipment	8,880	8,956
	4,940,111	4,885,429
Less – accumulated depreciation and amortization	(1,002,168)	(907,013)
Net investment in rental property	3,937,943	3,978,416
Cash and cash equivalents	7,680	24,716
Marketable securities available for sale at fair value	--	4,839
Investments in unconsolidated joint ventures	179,809	181,066
Unbilled rents receivable, net	109,768	107,761
Deferred charges and other assets, net	226,071	246,386
Restricted cash	12,189	13,613
Accounts receivable, net of allowance for doubtful accounts
of $2,386 and $1,576	19,430	36,405

Total assets	$4,492,890	$4,593,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior unsecured notes	$1,633,345	$1,632,547
Revolving credit facility	293,000	250,000
Mortgages, loans payable and other obligations	304,516	329,188
Dividends and distributions payable	52,168	52,099
Accounts payable, accrued expenses and other liabilities	124,229	142,778
Rents received in advance and security deposits	53,389	51,992
Accrued interest payable	18,578	34,193
Total liabilities	2,479,225	2,492,797

Minority interests:
Operating Partnership	436,652	456,436
Consolidated joint ventures	1,164	1,414
Total minority interests	437,816	457,850
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
65,875,466 and 65,558,073 shares outstanding	657	656
Additional paid-in capital	1,890,134	1,886,467
Dividends in excess of net earnings	(339,942)	(269,521)
Accumulated other comprehensive income (loss)	--	(47)
Total stockholders’ equity	1,575,849	1,642,555

Total liabilities and stockholders’ equity	$4,492,890	$4,593,202

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2008	2007	2008	2007
Base rents	$147,809	$145,535	$444,499	$427,574
Escalations and recoveries from tenants	29,755	27,491	82,065	79,477
Construction services	12,268	22,912	36,334	68,722
Real estate services	3,347	5,567	10,016	13,267
Other income	11,184	11,376	18,955	17,628
Total revenues	204,363	212,881	591,869	606,668

EXPENSES
Real estate taxes	23,361	22,422	71,522	69,744
Utilities	24,706	21,944	65,794	54,818
Operating services	25,955	27,096	79,080	79,070
Direct construction costs	11,104	22,479	34,087	66,024
General and administrative	10,767	13,411	33,099	37,351
Depreciation and amortization	49,242	49,790	144,550	135,064
Total expenses	145,135	157,142	428,132	442,071
Operating income	59,228	55,739	163,737	164,597

OTHER (EXPENSE) INCOME
Interest expense	(31,163)	(32,163)	(94,963)	(94,432)
Interest and other investment income	257	985	1,115	4,173
Equity in earnings (loss) of unconsolidated joint ventures	(269)	(1,559)	(533)	(5,486)
Minority interest in consolidated joint ventures	147	51	286	492
Gain on sale of marketable securities	--	--	471	--
Total other (expense) income	(31,028)	(32,686)	(93,624)	(95,253)
Income from continuing operations before
minority interest in Operating Partnership	28,200	23,053	70,113	69,344
Minority interest in Operating Partnership	(5,131)	(4,146)	(12,751)	(12,564)
Income from continuing operations	23,069	18,907	57,362	56,780
Discontinued operations (net of minority interest):
Income from discontinued operations	--	20	--	1,057
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	4,533	--	36,280
Total discontinued operations, net	--	4,553	--	37,337
Net income	23,069	23,460	57,362	94,117
Preferred stock dividends	(500)	(500)	(1,500)	(1,500)
Net income available to common shareholders	$22,569	$22,960	$55,862	$92,617

Basic earnings per common share:
Income from continuing operations	$0.34	$0.27	$0.85	$0.82
Discontinued operations	$--	$0.07	$--	$0.56
Net income available to common shareholders	$0.34	$0.34	$0.85	$1.38

Diluted earnings per common share:
Income from continuing operations	$0.34	$0.27	$0.85	$0.82
Discontinued operations	$--	$0.07	$--	$0.55
Net income available to common shareholders	$0.34	$0.34	$0.85	$1.37

Dividends declared per common share	$0.64	$0.64	$1.92	$1.92

Basic weighted average shares outstanding	65,519	67,688	65,438	67,068

Diluted weighted average shares outstanding	80,617	83,088	80,573	82,515

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (in thousands) (unaudited)

							Accumulated
					Additional	Dividends in	Other	Total
	Preferred Stock		Common Stock		Paid-In	Excess of	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	Income (Loss)	Equity	Income
Balance at January 1, 2008	10	$25,000	65,558	$656	$1,886,467	$(269,521)	$ (47)	$1,642,555	--
Net income	--	--	--	--	--	57,362	--	57,362	$57,362
Preferred stock dividends	--	--	--	--	--	(1,500)	--	(1,500)	--
Common stock dividends	--	--	--	--	--	(126,283)	--	(126,283)	--
Redemption of common units
for common stock	--	--	129	1	3,883	--	--	3,884	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	6	--	249	--	--	249	--
Stock options exercised	--	--	82	--	2,311	--	--	2,311	--
Comprehensive Gain:
Unrealized holding gain
on marketable securities
available for sale	--	--	--	--	--	--	518	518	518
Directors Deferred comp. plan	--	--	--	--	288	--	--	288	--
Issuance of restricted stock	--	--	253	--	--	--	--	--	--
Stock Compensation	--	--	--	2	2,163	--	--	2,165	--
Cancellation of restricted stock	--	--	(2)	--	(31)	--	--	(31)	--
Repurchase of Common Stock	--	--	(151)	(2)	(5,196)	--	--	(5,198)	--
Reclassification adjustment for
realized gain included in
net income	--	--	--	--	--	--	(471)	(471)	(471)
Balance at September 30, 2008	10	$25,000	65,875	$657	$1,890,134	$(339,942)	--	$1,575,849	$57,409

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007
Net income	$57,362	$94,117
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, including related intangibles	140,154	135,064
Depreciation and amortization on discontinued operations	--	424
Stock options expense	--	99
Amortization of stock compensation	2,165	2,613
Amortization of deferred financing costs and debt discount	2,124	2,101
Equity in (earnings) loss of unconsolidated joint ventures	533	5,486
Minority interest in Operating Partnership	12,751	12,564
Minority interest in consolidated joint ventures	(286)	(492)
Minority interest in income from discontinued operations	--	240
Gain on sale of marketable securities	(471)	--
Realized (gain) losses and unrealized losses on disposition
of rental property (net of minority interest)	--	(36,280)
Distribution of cumulative earnings from unconsolidated joint ventures	3,841	1,875
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(1,912)	(6,480)
Increase in deferred charges and other assets, net	(17,339)	(29,455)
Decrease (increase) in accounts receivable, net	16,975	(1,934)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(12,988)	7,733
Increase (decrease) in rents received in advance and security deposits	1,397	(1,131)
Decrease in accrued interest payable	(15,615)	(15,319)

Net cash provided by operating activities	$188,691	$171,225

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(68,420)	$(356,178)
Repayments of notes receivable	125	120
Investment in unconsolidated joint ventures	(6,584)	(22,310)
Purchase of marketable securities available for sale	--	(4,884)
Distribution from unconsolidated joint ventures	3,274	992
Proceeds from sale of rental property	--	57,204
Proceeds from sale of marketable securities	5,355	--
Proceeds from sale of investment in joint ventures	--	575
Decrease in restricted cash	1,424	1,809

Net cash used in investing activities	$(64,826)	$(322,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$630,100	$395,000
Repayment of revolving credit facility	(587,100)	(374,000)
Borrowings from money market loans	352,000	--
Repayment of money market loans	(352,000)	--
Repayment of mortgages, loans payable and other obligations	(24,570)	(25,433)
Proceeds from offering of Common Stock	--	251,732
Payment of financing costs	(79)	(1,801)
Repurchase of Common Stock	(5,198)	(11,172)
Proceeds from stock options exercised	2,311	3,675
Payment of dividends and distributions	(156,365)	(157,796)

Net cash (used in) provided by financing activities	$(140,901)	$80,205

Net decrease in cash and cash equivalents	$(17,036)	$(71,242)
Cash and cash equivalents, beginning of period	24,716	101,223

Cash and cash equivalents, end of period	$7,680	$29,981

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third-parties.  As of September 30, 2008, the Company owned or had interests in 294 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 33.7 million square feet, which are comprised of 283 buildings, primarily office and office/flex buildings, totaling approximately 33.3 million square feet (which include 38 buildings, primarily office buildings, aggregating 4.5 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others.  The Properties are located in six states in the Northeast, plus the District of Columbia.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $135,786,000 and $126,470,000 (including land of $70,657,000 and $68,328,000) as of September 30, 2008 and December 31, 2007, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

The Company received $0 and $65,000 in dividend income from its holdings in marketable securities during the three and nine months ended September 30, 2008, respectively.  During the nine months ended September 30, 2008, the Company disposed of its marketable securities, and realized a gain of $471,000.

Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $708,000 and $680,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,124,000 and $2,101,000 for the nine months ended September 30, 2008 and 2007, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $895,000 and $929,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,549,000 and $2,993,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

Dividends and Distributions Payable
The dividends and distributions payable at September 30, 2008 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (65,877,659 shares), and distributions payable to minority interest common unitholders of the Operating Partnership (14,854,139 common units) for all such holders of record as of October 3, 2008 with respect to the third quarter 2008.  The third quarter 2008 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.64 per common share and unit were approved by the Board of Directors on September 16, 2008.  The common stock dividends and common unit distributions payable were paid on October 10, 2008.  The preferred stock dividends payable were paid on October 15, 2008.

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

In 2002, the Company adopted the provisions of FASB No. 123, and in 2006, the Company adopted the provisions of FASB No. 123(R), which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock and stock options expense of $715,000 and $907,000 for the three months ended September 30, 2008 and 2007, respectively, and $2,135,000 and $2,711,000 for the nine months ended September 30, 2008 and 2007, respectively.

Other Comprehensive Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The Company holds a 50 percent interest in the joint venture.  The venture has a mortgage loan with a $14.7 million balance at September 30, 2008 collateralized by its office/flex property.  The mortgage bears interest at a rate of LIBOR plus 175 basis points and is scheduled to mature in January 2009.  The venture recorded an impairment loss of approximately $4.3 million on its rental property as of December 31, 2007.  The mortgage lender has notified the joint venture that its mortgage loan is in default due to non-receipt of debt service payments.  The joint venture is currently in discussion with the lender regarding a deed in lieu of foreclosure.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $10,000 and $16,000 in fees for such services for the three months ended September 30, 2008 and 2007, respectively, and $42,000 and $48,000 for the nine months ended September 30, 2008 and 2007, respectively.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Company owns a 50 percent interest in the venture.

The venture has a mortgage loan with a balance as of September 30, 2008 of $68.4 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of September 30, 2008 of $6.7 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $6.7 million letter of credit in support of this loan, $3.4 million of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA L.L.C./RED BANK CORPORATE PLAZA II, L.L.C.
On March 23, 2006, the Company entered into a joint venture with The PRC Group (“PRC”) to form Red Bank Corporate Plaza L.L.C.  The venture was formed to develop Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.  PRC contributed the vacant land for the development of the office building as its initial capital in the venture.  The Company funded the costs of development up to the value of the land contributed by PRC of $3.5 million as its initial capital.

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of September 30, 2008 of $19.1 million) carried an interest rate of LIBOR plus 130 basis points through March 2008.  In April 2008, the interest rate was reduced to LIBOR plus 125 basis points and the maturity was extended one year to April 2009.  The loan currently has two one-year extension options subject to certain conditions, each of which requires payment of a fee.

In September 2007, the joint venture completed development of the property and placed the office building in service.  The Company performs management, leasing and other services for the property owned by the joint venture and recognized $30,500 and $0 in fees for such services for the three months ended September 30, 2008 and 2007, respectively, and $82,000 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

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

Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $277.7 million at September 30, 2008.  $186.9 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.26 percent per annum and mature at various times through May 2016.  $91 million of the mortgage loans bear interest at a floating rate ranging from LIBOR plus 275 basis points to LIBOR per annum and mature at various times through May 2009, with two one-year extension options, subject to certain conditions and the payment of a fee.  Substantially all of the floating rate mortgage loans are provided by an affiliate of SL Green.

The Company performs management, leasing, and other services for the properties owned by the joint venture and recognized $863,000 and $1.5 million in income (net of $209,000 and $100,000 in direct costs) for such services for the three months ended September 30, 2008 and 2007, respectively, and $2.8 million and $2.7 million in income (net of $1.5 million and $896,000 in direct costs) for the nine months ended September 30, 2008 and 2007, respectively.

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

GE Gale has a mortgage loan with a balance of $52.8 million at September 30, 2008.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2009, with an extension option through January 9, 2011.

The Company performs management, leasing, and other services for PFV and recognized $217,300 and $356,000 in income (net of $31,700 and $157,000 in direct costs) for such services for the three months ended September 30, 2008 and 2007, respectively, and $655,000 and $741,000 in income (net of $288,000 and $1.4 million in direct costs) for the nine months ended September 30, 2008 and 2007, respectively.

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

The Route 93 Ventures has a mortgage loan with an amount not to exceed $58.6 million, with a $43.0 million balance at September 30, 2008, collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2009, with two one-year extension options, subject to certain conditions and the payment of a fee.

The Company had performed services for Route 93 Master LLC and Route 93 Bedford Master LLC and recognized $12,500 and $0 in fees for such services for the three months ended September 30, 2008 and 2007, respectively, and $45,000 and $0 for the nine months ended September 30, 2008 and 2007, respectively.

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

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $193,000 and $38,500 in income (net of $0 and $324,000 in direct costs) for the three months ended September 30, 2008, and 2007, respectively, and $316,800 and $866,500 in income (net of $1.0 million and $2.5 million in direct costs) for the nine months ended September 30, 2008 and 2007, respectively.

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

In November 2007, Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings, exercised its option to cause the venture to construct a building on the Property and has signed a lease thereof.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the building, estimated to cost approximately $54 million, is not required to commence until July 1, 2009 for a July 2011 delivery; however, if Sanofi gives a Construction Start Date Acceleration Notice in accordance with the provisions of its lease, then construction shall promptly commence after the necessary permits are obtained, even if such construction start date shall occur prior to July 1, 2009.

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of September 30, 2008, the outstanding balance on the mortgage note was $7.6 million.

Under the operating agreement of 12 Vreeland Associates, L.L.C., M-C Vreeland has a 50 percent interest, with S/K Florham Park Associates, L.L.C. (the managing member) and its affiliate holding the other 50 percent.

BOSTON-FILENES
On October 20, 2006, the Company formed a joint venture (“M-C/Gale JV LLC”) with Gale International/426 Washington St. LLC (“Gale/426”), which, in turn, entered into a joint venture (“Vornado JV LLC”) with VNO 426 Washington Street JV LLC (“Vornado”), an affiliate of Vornado Realty LP, which was formed to acquire and redevelop the Filenes property located in the Downtown Crossing district of Boston, Massachusetts (the “Filenes Property”).

On January 25, 2007, (i) each of the M-C/Gale JV LLC and Washington Street Realty Member LLC (“JPM”) formed a joint venture (“JPM JV LLC”), (ii) M-C/Gale JV LLC assigned its entire 50 percent ownership interest in the Vornado JV LLC to JPM JV LLC, (iii) the Limited Liability Company Agreement of Vornado JV LLC was amended to reflect, among other things, the change in the ownership structure described in subsection (ii) above, and (iv) the Limited Liability Company Agreement of M-C/Gale JV LLC was amended and restated to reflect, among other things, the change in the ownership structure described in subsection (ii) above.  The Vornado JV LLC acquired the Filenes Property on January 29, 2007, for approximately $100 million.

On or about September 16, 2008, Vornado JV LLC was reorganized in contemplation of developing and converting the Filenes property into a condominium consisting of a retail unit, an office unit, a parking unit, a hotel unit and a residential unit.  Pursuant to this reorganization, (i) the Company and Gale/426 formed a new joint venture (“M-C/Gale JV II LLC”) and (ii) M-C/Gale JV II LLC and Washington Street Realty Member II LLC (“JPM II”) formed a new joint venture (“JPM JV II LLC”) to invest in a new joint venture (“Vornado JV II LLC”) with Vornado RTR DC LLC, an affiliate of Vornado Realty, LP (“Vornado II”).  Following this reorganization, Vornado JV LLC owns the interests in the retail unit and the office unit (the “Filenes Office/Retail Component”) and Vornado JV II LLC owns the interests in the parking unit, the hotel unit and the residential unit (“the “Filenes Hotel/Residential/Parking Component”).   In connection with the foregoing, (a) the Limited Liability Company Agreement of Vornado JV LLC, as amended, was amended and restated to reflect, among other things, the change in the ownership structure described above, (b) the Limited Liability Company Agreement of JPM JV LLC was amended and restated to reflect, among other things, the change in the ownership structure described above and (c) the Limited Liability Company Agreement of M-C/Gale JV LLC was amended and restated to reflect, among other things, the change in the ownership structure described above.

As a result of the foregoing transactions, (A) (i) the Filenes Office/Retail Component is owned by Vornado JV LLC, (ii) Vornado JV LLC is owned 50 percent by each of Vornado and JPM JV LLC, (iii) JPM JV LLC is owned 30 percent by M-C/Gale JV LLC, 70 percent by JPM and managed by Gale/426, which has no ownership interest in JPM JV LLC, and (iv) M-C/Gale JV LLC is owned 99.99 percent by the Company and 0.01 percent by Gale/426 and (B) (i) the Filenes Hotel/Residential/Parking Component is owned by Vornado JV II LLC, (ii) Vornado JV II LLC is owned 50 percent by each of Vornado II and JPM JV II LLC, (iii) JPM JV II LLC is owned 30 percent by M-C/Gale JV II LLC, 70 percent by JPM II and managed by Gale/426, which has no ownership interest in JPM JV II LLC, and (iv) M-C/Gale JV II LLC is owned 99.99 percent by the Company and 0.01 percent by Gale/426.  Thus, the Company holds approximately a 15 percent indirect ownership interest in each of Vornado JV LLC and Vornado JV II LLC and the Filenes Property.

Distributions are made (i) by Vornado JV LLC in proportion to its members’ respective ownership interests, (ii) by JPM JV LLC (a) initially, in proportion to its members’ respective ownership interests until JPM’s investment yields an 11 percent IRR, (b) thereafter, 60/40 to JPM and M-C/Gale JV LLC, respectively, until JPM’s investment yields a 15 percent IRR and (c) thereafter, 50/50 to JPM and M-C/Gale JV LLC, respectively, and (iii) by M-C/Gale JV LLC (w) initially, in proportion to its members’ respective ownership interests until each member has received a 10 percent IRR on its investment, (x) thereafter, 65/35 to the Company and Gale/426, respectively, until the Company’s investment yields a 15 percent IRR, (y) if by the time the Company receives a 15 percent IRR on its investment, Gale/426 has not done so, 100 percent to Gale/426 until Gale/426’s investment yields a 15 percent IRR, and (z) thereafter, 50/50 to each of the Company and Gale/426.

Distributions are made (i) by Vornado JV II LLC in proportion to its members’ respective ownership interests, (ii) by JPM JV II LLC (a) initially, in proportion to its members’ respective ownership interests until JPM II’s investment yields an 11 percent IRR, (b) thereafter, 60/40 to JPM II and M-C/Gale JV II LLC, respectively, until JPM II’s investment yields a 15 percent IRR and (c) thereafter, 50/50 to JPM II and M-C/Gale JV II LLC, respectively, and (iii) by M-C/Gale JV II LLC (w) initially, in proportion to its members’ respective ownership interests until each member has received a 10 percent IRR on its investment, (x) thereafter, 65/35 to the Company and Gale/426, respectively, until the Company’s investment yields a 15 percent IRR, (y) if by the time the Company receives a 15 percent IRR on its investment, Gale/426 has not done so, 100 percent to Gale/426 until Gale/426’s investment yields a 15 percent IRR, and (z) thereafter, 50/50 to each of the Company and Gale/426.

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

One Jefferson is owned 25 percent by Gale Jefferson and 75 percent by One Jefferson Road Realty Member LLC, an affiliate of JPMorgan (“JPM”).  The operating agreement of One Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its members’ respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to JPM and Gale Jefferson.  One Jefferson has a construction loan in an amount not to exceed $21 million (with $9.1 million drawn as of September 30, 2008), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option.

The Company performs management, leasing and other services for Gale Jefferson and recognized $76,000 and $16,500 in income (net of $2.6 million and $593,000 in direct costs) for such services for the three months ended September 30, 2008 and 2007, respectively, and $250,000 and $16,500 in income (net of $8.3 million and $593,000 in direct costs) for the nine months ended September 30, 2008 and 2007, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2008 and December 31, 2007:  (dollars in thousands)

	September 30, 2008
	Plaza VIII & IX Associates	Ramland Realty	Harborside South Pier	Red Bank Corporate Plaza I & II	Mack- Green- Gale	Princeton Forrestal Village	Route 93 Portfolio	Gale Kimball	55 Corporate	12 Vreeland	Boston- Filenes	Gale Jefferson	Combined Total
Assets:
Rental property, net	$10,326	$6,962	$62,595	$23,388	$361,832	$42,728	$56,945	$9,704	$17,000	$14,704	--	--	$606,184
Other assets	2,954	936	17,703	4,011	43,960	24,101	1,255	598	896	800	$91,695	$4,122	193,031
Total assets	$13,280	$7,898	$80,298	$27,399	$405,792	$66,829	$58,200	$10,302	$17,896	$15,504	$91,695	$4,122	$799,215
Liabilities and Partners’/ members’ capital (deficit):

Mortgages, loans payable and other obligations	--	$14,636	$75,081	$19,140	$277,721	$52,800	$42,999	$11,750	--	$7,614	--	--	$501,741
Other liabilities	$ 530	877	4,987	76	22,051	6,690	951	15	--	--	$16,776	$2,284	55,237
Partners’/members’ capital (deficit)	12,750	(7,615)	230	8,183	106,020	7,339	14,250	(1,463)	$17,896	7,890	74,919	1,838	242,237
Total liabilities and partners’/ members’ capital (deficit)	$13,280	$7,898	$80,298	$27,399	$405,792	$66,829	$58,200	$10,302	$17,896	$15,504	$91,695	$4,122	$799,215
Company’s investment in unconsolidated joint ventures, net	$ 6,297	--	$ 59	$3,822	$121,483	$1,763	$4,477	--	$9,068	$8,136	$23,959	$ 745	$179,809

	December 31, 2007
	Plaza VIII & IX Associates	Ramland Realty	Harborside South Pier	Red Bank Corporate Plaza I & II	Mack- Green- Gale	Princeton Forrestal Village	Route 93 Portfolio	Gale Kimball	55 Corporate	12 Vreeland	Boston- Filenes	Gale Jefferson	Combined Total
Assets:
Rental property, net	$10,787	$7,254	$65,611	$23,618	$368,028	$42,517	$57,368	--	$17,000	$7,954	--	--	$600,137
Other assets	2,250	763	17,995	2,818	52,741	25,679	3,323	$9,622	--	851	$81,651	$1,918	199,611
Total assets	$13,037	$8,017	$83,606	$26,436	$420,769	$68,196	$60,691	$9,622	$17,000	$8,805	$81,651	$1,918	$799,748
Liabilities and Partners’/ members’ capital (deficit):
Mortgages, loans payable and other obligations	--	$14,771	$76,072	$18,116	$281,746	$52,800	$42,495	--	--	$8,761	--	--	$494,761
Other liabilities	$ 532	366	6,324	132	23,809	6,847	1,809	$10,133	--	--	$20,678	$ 80	70,710
Partners’/members’ capital (deficit)	12,505	(7,120)	1,210	8,188	115,214	8,549	16,387	(511)	$17,000	44	60,973	1,838	234,277
Total liabilities and partners’/ members’ capital (deficit)	$13,037	$8,017	$83,606	$26,436	$420,769	$68,196	$60,691	$9,622	$17,000	$8,805	$81,651	$1,918	$799,748
Company’s investment in unconsolidated joint ventures, net	$ 6,175	--	$ 513	$3,703	$128,107	$2,029	$4,729	--	$8,518	$7,752	$18,828	$ 712	$181,066

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended September 30, 2008 and 2007:  (dollars in thousands)

	Three Months Ended September 30, 2008
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$307	$ 395	$11,232	$ 793	$12,457	$2,719	$ 773	$ 409	--	$597	$ 1	--	--	$29,683
Operating and other expenses	(40)	(284)	(6,670)	(210)	(5,155)	(1,889)	(852)	(146)	--	(16)	--	--	--	(15,262)
Depreciation and amortization	(153)	(118)	(991)	(148)	(5,075)	(929)	(497)	(86)	--	(128)	--	--	--	(8,125)
Interest expense	--	(179)	(1,165)	(187)	(4,227)	(801)	(548)	(184)	--	(136)	--	--	--	(7,427)

Net income	$114	$(186)	$2,406	$ 248	$(2,000)	$(900)	$(1,124)	$ (7)	--	$317	$ 1	--	--	$(1,131)
Company’s equity in
earnings (loss) of
unconsolidated joint ventures	$ 57	--	$1,203	$ 124	$(1,326)	$(187)	$(337)	$ 38	--	$159	--	--	--	$(269)

	Three Months Ended September 30, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$257	$ 478	$10,640	$ 180	$17,065	$3,905	$ 722	$ 1	--	$440	$141	--	--	$33,829
Operating and other expenses	(49)	(402)	(6,441)	(3)	(7,983)	(1,899)	(948)	(93)	--	(17)	(7)	--	--	(17,842)
Depreciation and amortization	(154)	(176)	(1,496)	(50)	(6,581)	(790)	181	(146)	--	(88)	--	--	--	(9,300)
Interest expense	--	(267)	(1,194)	(50)	(6,870)	(1,248)	(904)	(382)	--	(110)	--	--	--	(11,025)

Net income	$ 54	$(367)	$1,509	$ 77	$(4,369)	$(32)	$(949)	$(620)	--	$225	$134	--	--	$(4,338)
Company’s equity in
earnings (loss) of
unconsolidated joint ventures	$ 27	$(200)	$755	$ 69	$(2,012)	$(14)	$(285)	$(52)	--	$113	$40	--	--	$(1,559)

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the nine months ended September 30, 2008 and 2007:  (dollars in thousands)

	Nine Months Ended September 30, 2008
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 843	$1,339	$32,579	$2,396	$37,285	$8,862	$2,100	$1,214	--	$1,589	$ 51	--	$ 1	$88,259
Operating and other expenses	(137)	(881)	(19,115)	(596)	(15,427)	(4,881)	(2,551)	(388)	--	(58)	--	--	(1)	(44,035)
Depreciation and amortization	(461)	(363)	(3,919)	(445)	(14,529)	(2,683)	(1,288)	(253)	--	(383)	--	--	--	(24,324)
Interest expense	--	(590)	(3,525)	(602)	(13,162)	(2,604)	(1,899)	(518)	--	(380)	--	--	--	(23,280)

Net income	$ 245	$(495)	$6,020	$ 753	$(5,833)	$(1,306)	$(3,638)	$ 55	--	$ 768	$ 51	--	--	$(3,380)
Company’s equity in
earnings (loss) of
unconsolidated joint ventures	$ 123	--	$3,046	$ 376	$(3,938)	$(267)	$(701)	$ 426	--	$ 384	$ 18	--	--	$(533)

	Nine Months Ended September 30, 2007
	Plaza			Red Bank	Mack-	Princeton						NKFGMS
	VIII & IX	Ramland	Harborside	Corporate	Gale-	Forrestal	Route 93	Gale	55	12	Boston-	Owners	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Green	Village	Portfolio	Kimball	Corporate	Vreeland	Filenes	LLC	Jefferson	Total
Total revenues	$ 731	$1,523	$30,944	$ 242	$50,757	$9,157	$1,785	$ 3	--	$1,488	$ 672	--	--	$97,302
Operating and other expenses	(132)	(1,166)	(18,947)	(5)	(23,141)	(4,889)	(2,812)	(133)	--	(50)	(668)	--	--	(51,943)
Depreciation and amortization	(462)	(526)	(4,462)	(49)	(20,745)	(2,327)	(1,846)	(329)	--	(264)	--	--	--	(31,010)
Interest expense	--	(796)	(3,596)	(50)	(20,299)	(3,579)	(2,547)	(796)	--	(454)	--	--	--	(32,117)

Net income	$ 137	$(965)	$3,939	$ 138	$(13,428)	$(1,638)	$(5,420)	$(1,255)	--	$ 720	$ 4	--	--	$(17,768)
Company’s equity in
earnings (loss) of
unconsolidated joint ventures	$ 69	$(375)	$1,863	$ 69	$(5,351)	$(416)	$(1,655)	$(104)	--	$ 360	$ 1	$ 53	--	$(5,486)

4.	DEFERRED CHARGES AND OTHER ASSETS

	September 30,	December 31,
(dollars in thousands)	2008	2007
Deferred leasing costs	$212,000	$202,282
Deferred financing costs	22,850	22,922
	234,850	225,204
Accumulated amortization	(98,311)	(90,482)
Deferred charges, net	136,539	134,722
Notes receivable	11,485	11,610
In-place lease values, related intangible and other assets, net	43,542	64,212
Prepaid expenses and other assets, net	34,505	35,842

Total deferred charges and other assets, net	$226,071	$246,386

5.	DISCONTINUED OPERATIONS

There were no discontinued operations during the three and nine months ended September 30, 2008.

As the Company sold 1000 Bridgeport in Shelton, Connecticut; 500 West Putnam in Greenwich, Connecticut; and 100 & 200 Decadon in Egg Harbor, New Jersey during the year ended December 31, 2007, the Company has presented these assets as discontinued operations in its statements of operations for the periods presented.

The following tables summarize income from discontinued operations (net of minority interest) for the three and nine month periods ended September 30, 2007: (dollars in thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Total revenues	$ 61	$ 3,881
Operating and other expenses	(61)	(1,638)
Depreciation and amortization	--	(424)
Interest expense (net of interest income)	24	(522)
Minority interest	(4)	(240)

Income from discontinued operations
(net of minority interest)	$ 20	$ 1,057

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Realized gains on disposition of rental property	$ 5,554	$44,414
Minority interest	(1,021)	(8,134)

Realized gains (losses) and unrealized losses
on disposition of rental property
(net of minority interest)	$ 4,533	$36,280

6.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

	September 30,	December 31,	Effective
	2008	2007	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	$ 299,892	$ 299,716	7.486%
5.050% Senior Unsecured Notes, due April 15, 2010	149,915	149,874	5.265%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.950%
7.750% Senior Unsecured Notes, due February 15, 2011	299,598	299,468	7.930%
5.250% Senior Unsecured Notes, due January 15, 2012	99,355	99,210	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	92,841	92,472	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,613	25,530	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,865	99,844	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	201,289	201,468	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,418	149,349	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,559	200,616	5.806%

Total Senior Unsecured Notes	$1,633,345	$1,632,547

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

As of September 30, 2008 and December 31, 2007, the Company had outstanding borrowings of $293 million and $250 million, respectively, under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2008 and December 31, 2007, the Company had no outstanding borrowings under the Money Market Loan.

8.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of September 30, 2008, 16 of the Company’s properties with a total book value of approximately $498 million are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

On October 28, 2008, the Company obtained $240 million in mortgage financing from The Northwestern Mutual Life Insurance Company and New York Life Insurance Company as co-lenders.  The mortgage loan, which is collateralized by its Harborside Plaza 5 office property, bears interest at a rate of 6.8 percent per annum and carries a 10-year term.  Proceeds from the loan were used to pay down outstanding borrowings under the Company’s unsecured revolving credit facility.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2008 and December 31, 2007 is as follows (dollars in thousands):

		Effective	Principal Balance at
		Interest	September 30,	December 31,
Property Name	Lender	Rate (a)	2008	2007	Maturity
6404 Ivy Lane	TIAA	5.58%	--	$ 13,029	(b)
Assumed obligations	Various	4.96%	$ 17,692	27,657	05/01/09 (c)
Various (d)	Prudential Insurance	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	19,134	18,968	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	17,145	17,442	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.02%	17,228	17,575	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	4,991	5,096	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	6,951	7,098	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,283	12,596	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,525	6,655	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.35%	19,930	20,104	08/11/14
23 Main Street	JPMorgan CMBS	5.59%	32,637	32,968	09/01/18

Total mortgages, loans payable and other obligations			$304,516	$329,188

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

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2008 and 2007 was $112,468,000 and $110,807,000, respectively.  Interest capitalized by the Company for the nine months ended September 30, 2008 and 2007 was $4,709,000 and $3,718,000, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2008, the Company’s total indebtedness of $2,230,861,000 (weighted average interest rate of 5.78 percent) was comprised of $293,000,000 of revolving credit facility borrowings (weighted average rate of 3.22 percent) and fixed rate debt and other obligations of $1,937,861,000 (weighted average rate of 6.16 percent).

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

Unit Transactions
The following table sets forth the changes in minority interest which relate to the common units in the Operating Partnership for the nine months ended September 30, 2008 (dollars in thousands):

	Common	Common
	Units	Unitholders
Balance at January 1, 2008	14,985,538	456,436
Net income	--	12,751
Distributions	--	(28,651)
Redemption of common units for shares
of Common Stock	(129,399)	(3,884)

Balance at September 30, 2008	14,856,139	436,652

Minority Interest Ownership
As of September 30, 2008 and December 31, 2007, the minority interest common unitholders owned 18.4 and 18.5 percent of the Operating Partnership, respectively.

Consolidated Joint Ventures
The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold minority interests in these ventures.

10.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, other than those assigned to the Gale Company and affiliated employers, who have attained age 21 and completed one-half year of service with the Company are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”). Eligible employees may elect to defer from 1 percent up to 30 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or installment payment or in the form of an annuity upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2008 and 2007 was $171,180 and $100,000, respectively, and for the nine months ended September 30, 2008 and 2007 was $371,180 and $300,000, respectively.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who attained age 20 1/2 and completed one-half year of service with a participating employer were eligible to participate in the Gale Company Employee Savings Plan (the “Gale Plan”).  The Gale Plan permitted eligible employees to defer their annual compensation on a pre-tax basis, subject to certain limitations imposed by federal law.  The amounts contributed by employees were immediately vested and non-forfeitable.  The Gale Company or the participant’s employer were able to  match the employee’s deferral at the rate of 50 percent of the first six percent of the employee’s annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year. In addition, the Company, at management’s discretion, was able to make discretionary contributions.  Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years.  The assets of the Gale Plan were held in trust and a separate account was established for each participant.  A participant may receive a distribution of his or her vested account balance in the Gale Plan in a single sum or installment payment or in the form of an annuity upon his or her termination of service with the Company.  Effective April 1, 2007, the Gale Plan was merged into the 401(k) Plan.  In accordance with the Gale/Green transactions, the Company continued to make matching contributions to former Gale Plan participants under the Gale Plan matching contribution formula through the payroll period ending May 4, 2007.  Moreover, federal law requires the Company to preserve (i) the Gale Plan vesting schedule for certain Gale Plan participants with three or more years of service as of May 4, 2007 and (ii) certain benefits previously offered under the Gale Plan.  Total expense recognized by the Company for the Gale Plan for the three and nine months ended September 30, 2007 was $146,000 and $242,000, respectively.

11.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended September 30, 2008 and 2007, respectively, and $2.4 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively.

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $250,000 and $250,000 for the three months ended September 30, 2008 and 2007, respectively, and $751,000 and $751,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2008, are as follows (dollars in thousands):

Year	Amount
2008	$ 127
2009	517
2010	501
2011	501
2012	501
2013 through 2084	34,953

Total	$37,100

Ground lease expense incurred by the Company during the three months ended September 30, 2008 and 2007 amounted to $175,000 and $166,000, respectively, and was $525,000 and $497,000 for the nine months ended September 30, 2008 and 2007, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $204.3 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  126 of the Company’s properties, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2008 are as follows (dollars in thousands):

Year	Amount
2008	$ 144,282
2009	575,932
2010	522,496
2011	458,480
2012	392,428
2013 and thereafter	1,336,653

Total	$3,430,271

13.	STOCKHOLDERS’ EQUITY

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At September 30, 2008, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

The Series C Preferred Stock is redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through September 30, 2008 under the Repurchase Program.  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through September 30, 2008 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of September 30, 2008 and December 31, 2007, the stock options outstanding had a weighted average remaining contractual life of approximately 3.5 and 4.1 years, respectively.  Stock options exercisable at September 30, 2008 and December 31, 2007 had a weighted average remaining contractual life of approximately 3.5 and 4.0 years, respectively.

Information regarding the Company’s stock option plans for the nine months ended September 30, 2008 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2008	497,731	$29.03
Exercised	(81,675)	$28.30
Lapsed or canceled	(19,795)	$37.31
Outstanding at September 30, 2008 ($24.63 – $45.47)	396,261	$28.77	$2,021
Options exercisable at September 30, 2008	396,261	$28.77	$2,021
Available for grant at September 30, 2008	4,537,574

Cash received from options exercised under all stock option plans was $1.2 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $2.3 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $517,000 and $12,000, respectively, and $832,000 and $3.2 million for the nine months ended September 30, 2008 and 2007, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.  The Company recognized stock options expense of $0 and $33,000 for the three months ended September 30, 2008 and 2007, respectively, and $0 and $99,000 for the nine months ended September 30, 2008 and 2007, respectively.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 346,786 unvested shares were outstanding at September 30, 2008.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 232,586 are contingent upon the Company meeting certain performance goals to be set by the Committee each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

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

During the nine months ended September 30, 2008 and 2007, 8,593 and 5,380 deferred stock units were earned, respectively.  As of September 30, 2008 and December 31, 2007, there were 52,107 and 44,179 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended September 30, 2008 and 2007 in accordance with FASB No. 128:  (dollars in thousands)

	Three Months Ended September 30,
Computation of Basic EPS	2008	2007
Income from continuing operations	$23,069	$18,907
Deduct: Preferred stock dividends	(500)	(500)
Income from continuing operations available to common shareholders	22,569	18,407
Income from discontinued operations	--	4,553
Net income available to common shareholders	$22,569	$22,960

Weighted average common shares	65,519	67,688

Basic EPS:
Income from continuing operations	$0.34	$0.27
Income from discontinued operations	--	0.07
Net income available to common shareholders	$0.34	$0.34

	Three Months Ended September 30,
Computation of Diluted EPS	2008	2007
Income from continuing operations available to common shareholders	$22,569	$18,407
Add: Income from continuing operations attributable to Operating Partnership –
common units	5,131	4,146
Income from continuing operations for diluted earnings per share	27,700	22,553
Income from discontinued operations for diluted earnings per share	--	5,578
Net income available to common shareholders	$27,700	$28,131

Weighted average common shares	80,617	83,088

Diluted EPS:
Income from continuing operations	$0.34	$0.27
Income from discontinued operations	--	0.07
Net income available to common shareholders	$0.34	$0.34

The following information presents the Company’s results for the nine months ended September 30, 2008 and 2007 in accordance with FASB No. 128:  (dollars in thousands)

	Nine Months Ended September 30,
Computation of Basic EPS	2008	2007
Income from continuing operations	$57,362	$56,780
Deduct: Preferred stock dividends	(1,500)	(1,500)
Income from continuing operations available to common shareholders	55,862	55,280
Income from discontinued operations	--	37,337
Net income available to common shareholders	$55,862	$92,617

Weighted average common shares	65,438	67,068

Basic EPS:
Income from continuing operations	$0.85	$0.82
Income from discontinued operations	--	0.56
Net income available to common shareholders	$0.85	$1.38

	Nine Months Ended September 30,
Computation of Diluted EPS	2008	2007
Income from continuing operations available to common shareholders	$55,862	$55,280
Add: Income from continuing operations attributable to Operating Partnership –
common units	12,751	12,564
Income from continuing operations for diluted earnings per share	68,613	67,844
Income from discontinued operations for diluted earnings per share	--	45,711
Net income available to common shareholders	$68,613	$113,555

Weighted average common shares	80,573	82,515

Diluted EPS:
Income from continuing operations	$0.85	$0.82
Income from discontinued operations	--	0.55
Net income available to common shareholders	$0.85	$1.37

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic EPS shares	65,519	67,688	65,438	67,068
Add:Operating Partnership – common units	14,895	15,248	14,945	15,242
Stock options	203	152	190	205
Diluted EPS Shares	80,617	83,088	80,573	82,515

Unvested shares of restricted stock outstanding as of September 30, 2008 and 2007 were 346,786 and 153,211, respectively.

14.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three and nine months ended September 30, 2008 and 2007.  The Company had no long lived assets in foreign locations as of September 30, 2008 and December 31, 2007.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and nine month periods ended September 30, 2008 and 2007 and selected asset information as of September 30, 2008 and December 31, 2007 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
September 30, 2008	$ 192,963	$ 13,222	$ (1,822)	$ 204,363
September 30, 2007	189,635	23,810	(564)	212,881
Nine months ended:
September 30, 2008	$ 553,276	$ 40,196	$ (1,603)	$ 591,869
September 30, 2007	535,939	77,784	(7,055)	606,668

Total operating and interest expenses(a):
Three months ended:
September 30, 2008	$ 67,610	$ 12,414	$ 46,773	$ 126,797	(e)
September 30, 2007	70,209	23,255	45,066	138,530	(f)
Nine months ended:
September 30, 2008	$ 211,950	$ 39,714	$ 125,766	$ 377,430	(g)
September 30, 2007	201,187	76,194	119,885	397,266	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
September 30, 2008	$ 282	--	$ (551)	$ (269)
September 30, 2007	(1,559)	--	--	(1,559)
Nine months ended:
September 30, 2008	$ (533)	--	--	$ (533)
September 30, 2007	(5,486)	--	--	(5,486)

Net operating income (b):
Three months ended:
September 30, 2008	$ 125,635	$ 808	$ (49,146)	$ 77,297	(e)
September 30, 2007	117,867	555	(45,630)	72,792	(f)
Nine months ended:
September 30, 2008	$ 340,793	$ 482	$(127,369)	$ 213,906	(g)
September 30, 2007	329,266	1,590	(126,940)	203,916	(h)

Total assets:
September 30, 2008	$4,563,257	$ 21,549	$ (91,916)	$4,492,890
December 31, 2007	4,633,500	35,019	(75,317)	4,593,202

Total long-lived assets (c):
September 30, 2008	$4,245,446	--	$ (17,926)	$4,227,520
December 31, 2007	4,268,260	--	(1,017)	4,267,243

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

(e) Excludes $49,242 of depreciation and amortization.
(f) Excludes $49,790 of depreciation and amortization.
(g) Excludes $144,550 of depreciation and amortization.
(h) Excludes $135,064 of depreciation and amortization.

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

FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets

The FASB Staff Position (FSP) No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles.  The FSP shall be effective be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The guidance for determining the useful life of a recognized intangible assets if this FSP shall be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The Company does not believe that the adoption of this FSP will have a material effect on the financial position and results of operations.

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

Executive Overview

Mack-Cali Realty Corporation (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States, with a total market capitalization of approximately $5.0 billion at September 30, 2008.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 294 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 33.7 million square feet, leased to approximately 2,200 tenants.  The properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 11.3 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 91.8 percent at September 30, 2008, as compared to 92.3 percent at June 30, 2008 and 92.2 percent at September 30, 2007.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of September 30, 2008, June 30, 2008 and September 30, 2007 aggregate 94,026, 73,942 and 67,253 square feet, respectively, or 0.3, 0.3 and 0.2 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended September 30, 2008 decreased an average of 1.8 percent compared to rates that were in effect under the prior leases, as compared to a 0.8 percent increase for the three months ended September 30, 2007.  The Company believes that vacancy rates may continue to increase in some of its markets through 2009.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

Deteriorating economic conditions have resulted in a reduction of the availability of financing and overall higher borrowing rates.  These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses.  On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  Lehman leases 270,063 square feet of office space from the Company at 101 Hudson Street in Jersey City, New Jersey, which are scheduled to expire through 2018.  Lehman has currently sublet 54.1 percent of its leased space to subtenants.  Should Lehman’s lease no longer be in effect, the subtenants would become direct tenants of the Company for the remainder of the term of their respective subleases.  This would mitigate a portion of the Company’s potential future loss of the Lehman lease as a result of Lehman’s bankruptcy.

If economic conditions persist or deteriorate, the Company may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents.  This condition would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	critical accounting policies and estimates;
•	results of operations for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007; and
•	liquidity and capital resources.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended September 30, 2008 and 2007 was $1.7 million and $1.2 million, respectively, and $4.7 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2008 (“2008”), as compared to the three and nine months ended September 30, 2007 (“2007”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2007 (for the three-month period comparisons), and which represents all in-service properties owned by the Company at December 31, 2006 (for the nine-month period comparisons), excluding properties sold or held for sale through September 30, 2008, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2007 through September 30, 2008 (for the three-month period comparisons), and which represents all properties acquired by the Company from January 1, 2007 through September 30, 2008 (for the nine-month period comparisons).

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2008	2007	Change	Change
Revenue from rental operations and other:
Base rents	$147,809	$145,535	$ 2,274	1.6%
Escalations and recoveries from tenants	29,755	27,491	2,264	8.2
Other income	11,184	11,376	(192)	(1.7)
Total revenues from rental operations	188,748	184,402	4,346	2.4

Property expenses:
Real estate taxes	23,361	22,422	939	4.2
Utilities	24,706	21,944	2,762	12.6
Operating services	25,955	27,096	(1,141)	(4.2)
Total property expenses	74,022	71,462	2,560	3.6

Non-property revenues:
Construction services	12,268	22,912	(10,644)	(46.5)
Real estate services	3,347	5,567	(2,220)	(39.9)
Total non-property revenues	15,615	28,479	(12,864)	(45.2)

Non-property expenses:
Direct construction costs	11,104	22,479	(11,375)	(50.6)
General and administrative	10,767	13,411	(2,644)	(19.7)
Depreciation and amortization	49,242	49,790	(548)	(1.1)
Total non-property expenses	71,113	85,680	(14,567)	(17.0)
Operating income	59,228	55,739	3,489	6.3
Other (expense) income:
Interest expense	(31,163)	(32,163)	1,000	3.1
Interest and other investment income	257	985	(728)	(73.9)
Equity in earnings (loss) of unconsolidated joint ventures	(269)	(1,559)	1,290	82.7
Minority interest in consolidated joint ventures	147	51	96	188.2
Gain on sale of investment in marketable securities	--	--	--	--
Total other (expense) income	(31,028)	(32,686)	1,658	5.1

Income from continuing operations before minority interest
in Operating Partnership	28,200	23,053	5,147	22.3
Minority interest in Operating Partnership	(5,131)	(4,146)	(985)	(23.8)
Income from continuing operations	23,069	18,907	4,162	22.0
Discontinued operations (net of minority interest):
Income from discontinued operations	--	20	(20)	(100.0)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	4,533	(4,533)	(100.0)
Total discontinued operations, net	--	4,553	(4,553)	(100.0)
Net income	23,069	23,460	(391)	(1.7)
Preferred stock dividends	(500)	(500)	--	--
Net income available to common shareholders	$ 22,569	$ 22,960	$ (391)	(1.7)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 2,274	1.6%	$ 2,274	1.6%	--	--
Escalations and recoveries
from tenants	2,264	8.2	2,264	8.2	--	--
Other income	(192)	(1.7)	(192)	(1.7)	--	--
Total	$ 4,346	2.4%	$ 4,346	2.4%	--	--

Property expenses:
Real estate taxes	$ 939	4.2%	$ 939	4.2%	--	--
Utilities	2,762	12.6	2,762	12.6	--	--
Operating services	(1,141)	(4.2)	(1,141)	(4.2)	--	--
Total	$ 2,560	3.6%	$ 2,560	3.6%	--	--

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	255		255		--
Square feet (in thousands)	29,245		29,245		--

Base rents for the Same-Store Properties increased $2.3 million, or 1.6 percent, for 2008 as compared to 2007, due primarily to increased rental rates at certain properties in 2008 as compared to 2007.  Escalations and recoveries from tenants for the Same-Store Properties increased $2.3 million, or 8.2 percent, for 2008 over 2007, due primarily to an increase of $3.6 million in amounts recovered from tenants resulting from higher utilities expense in 2008, partially offset by a decrease of $1.3 million in amounts recovered from tenants resulting from lower operating costs and the setting of new base years for certain tenants.  Other income for the Same-Store Properties decreased $0.2 million, or 1.7 percent, due primarily to a decrease in lease termination fees of $0.4 million for 2008 as compared to 2007.

Real estate taxes on the Same-Store Properties increased $0.9 million, or 4.2 percent, for 2008 as compared to 2007, due primarily to higher tax rates in 2008.  Utilities for the Same-Store Properties increased $2.8 million, or 12.6 percent, for 2008 as compared to 2007, due primarily to increased electric rates in 2008 as compared to 2007.  Operating services for the Same-Store Properties decreased $1.1 million, or 4.2 percent due primarily to a decrease in maintenance costs of $0.9 million in 2008 as compared to 2007 and a decrease in insurance costs of $1.3 million, partially offset by an increase of $0.6 million in repair and maintenance costs for 2008 as compared to 2007, and an increase in property management salaries and related expenses of $0.3 million.

Construction services revenue decreased $10.6 million, or 46.5 percent, in 2008 as compared to 2007, due to lesser activity in 2008 at The Gale Company and its related businesses.  Real estate services revenue decreased by $2.2 million, or 39.9 percent, for 2008 as compared to 2007, due primarily to decreases in salary reimbursements of $0.9 million, management fee income of $0.7 million and commission income of $0.6 million for 2008 as compared to 2007.

Direct construction costs decreased $11.4 million, or 50.6 percent, in 2008 as compared to 2007, due primarily to lesser activity of the Gale Company and its related businesses.  General and administrative expense decreased by $2.6 million, or 19.7 percent, for 2008 as compared to 2007, due primarily to the write-off in 2007 of costs related to a development project no longer considered viable of $2 million, and decreases in state tax expense of $0.9 million and in insurance costs of $0.2 million, partially offset by increases in salaries and related expenses of $0.5 million for 2008 as compared to 2007.

Depreciation and amortization decreased by $0.5 million, or 1.1 percent, for 2008 over 2007.  This decrease is due primarily to certain assets becoming fully amortized in 2008.

Interest expense decreased $1.0 million or 3.1 percent for 2008 as compared to 2007.  This decrease is due primarily to lower interest rates in 2008 as compared to 2007.

Interest and other investment income decreased $0.7 million, or 73.9 percent, for 2008 as compared to 2007.  This decrease was due primarily to lower cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures increased $1.3 million, or 82.7 percent, for 2008 as compared to 2007.  The increase was due primarily to a decreased loss in 2008 of $0.7 million in the Mack-Green joint venture, increased income of $0.4 million in the Harborside South Pier joint venture, and a loss in 2007 of $0.2 million in the Ramland Realty joint venture.

Income from continuing operations before minority interest in Operating Partnership increased to approximately $28.2 million in 2008 from $23.1 million in 2007.  The increase of approximately $5.1 million is due to the factors discussed above.

Net income available to common shareholders decreased by approximately $0.4 million, from $23.0 million in 2007 to $22.6 million in 2008.  This decrease was the result of realized gains on disposition of rental property of $4.5 million in 2007 and an increase in minority interest in Operating Partnership of $1.0 million for 2008 as compared to 2007, partially offset by an increase in income from continuing operations before minority interest in Operating Partnership of $5.1 million for 2008 as compared to 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2008	2007	Change	Change
Revenue from rental operations and other:
Base rents	$444,499	$427,574	$ 16,925	4.0%
Escalations and recoveries from tenants	82,065	79,477	2,588	3.3
Other income	18,955	17,628	1,327	7.5
Total revenues from rental operations	545,519	524,679	20,840	4.0

Property expenses:
Real estate taxes	71,522	69,744	1,778	2.5
Utilities	65,794	54,818	10,976	20.0
Operating services	79,080	79,070	10	--
Total property expenses	216,396	203,632	12,764	6.3

Non-property revenues:
Construction services	36,334	68,722	(32,388)	(47.1)
Real estate services	10,016	13,267	(3,251)	(24.5)
Total non-property revenues	46,350	81,989	(35,639)	(43.5)

Non-property expenses:
Direct construction costs	34,087	66,024	(31,937)	(48.4)
General and administrative	33,099	37,351	(4,252)	(11.4)
Depreciation and amortization	144,550	135,064	9,486	7.0
Total non-property expenses	211,736	238,439	(26,703)	(11.2)
Operating income	163,737	164,597	(860)	(0.5)
Other (expense) income:
Interest expense	(94,963)	(94,432)	(531)	(0.6)
Interest and other investment income	1,115	4,173	(3,058)	(73.3)
Equity in earnings (loss) of unconsolidated joint ventures	(533)	(5,486)	4,953	90.3
Minority interest in consolidated joint ventures	286	492	(206)	(41.9)
Gain on sale of investment in marketable securities	471	--	471	--
Total other (expense) income	(93,624)	(95,253)	1,629	1.7

Income from continuing operations before minority interest
in Operating Partnership	70,113	69,344	769	1.1
Minority interest in Operating Partnership	(12,751)	(12,564)	(187)	(1.5)
Income from continuing operations	57,362	56,780	582	1.0
Discontinued operations (net of minority interest):
Income from discontinued operations	--	1,057	(1,057)	(100.0)
Realized gains (losses) and unrealized losses
on deposition of rental property, net	--	36,280	(36,280)	(100.0)
Total discontinued operations, net	--	37,337	(37,337)	(100.0)
Net income	57,362	94,117	(36,755)	(39.1)
Preferred stock dividends	(1,500)	(1,500)	--	--
Net income available to common shareholders	$ 55,862	$ 92,617	$ (36,755)	(39.7)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 16,925	4.0%	$ 6,416	1.5%	$10,509	2.5%
Escalations and recoveries
from tenants	2,588	3.3	(167)	(0.2)	2,755	3.5
Other income	1,327	7.5	1,285	7.3	42	0.2
Total	$ 20,840	4.0%	$ 7,534	1.4%	$13,306	2.6%

Property expenses:
Real estate taxes	$ 1,778	2.5%	$ 74	0.1%	$ 1,704	2.4%
Utilities	10,976	20.0	10,304	18.8	672	1.2
Operating services	10	--	(2,210)	(2.8)	2,220	2.8
Total	$ 12,764	6.3%	$ 8,168	4.0%	$ 4,596	2.3%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	255		251		4
Square feet (in thousands)	29,245		28,532		713

Base rents for the Same-Store Properties increased $6.4 million, or 1.5 percent, for 2008 as compared to 2007, due primarily to increased rental rates at certain properties in 2008 as compared to 2007.  Escalations and recoveries from tenants for the Same-Store Properties decreased $0.2 million, or 0.2 percent, for 2008 over 2007, due primarily to a decrease of $6.7 million in amounts recovered from tenants resulting from lower operating costs and the setting of new base years for certain tenants, partially offset by an increase of $6.5 million in amounts recovered from tenants resulting from higher utilities expense in 2008.  Other income for the Same-Store Properties increased $1.3 million, or 7.3 percent, due primarily to an increase in reimbursed salaries of $0.9 million and reimbursed improvements of $0.4 million for 2008 as compared to 2007.

Real estate taxes on the Same-Store Properties remained relatively unchanged, for 2008 as compared to 2007.  Utilities for the Same-Store Properties increased $10.3 million, or 18.8 percent, for 2008 as compared to 2007, due primarily to increased electric rates in 2008 as compared to 2007.  Operating services for the Same-Store Properties decreased $2.2 million, or 2.8 percent due primarily to decreases in maintenance costs of $3.0 million and snow removal costs of $1.2 million in 2008, partially offset by increases of $0.7 million in repairs and related costs and $0.8 million in property management salaries and related expenses for 2008, as compared to 2007.

Construction services revenue decreased $32.4 million, or 47.1 percent, in 2008 as compared to 2007, due to lesser activity in 2008 at The Gale Company and its related businesses.  Real estate services revenue decreased by $3.3 million, or 24.5 percent, for 2008 as compared to 2007, due primarily to decreases in management fee income of $1.7 million, commissions income of $0.7 million, and salary reimbursements of $0.7 million.

Direct construction costs decreased $31.9 million, or 48.4 percent, in 2008 as compared to 2007, due primarily to lesser activity of the Gale Company and its related businesses.  General and administrative expense decreased by $4.3 million, or 11.4 percent, due primarily to the write-off in 2007 of costs related to a development project no longer considered viable of $2 million, decreases in state tax expense of $1.5 million and insurance expenses of $0.5 million.

Depreciation and amortization increased by $9.5 million, or 7.0 percent, for 2008 over 2007.  Of this increase, $7.3 million, or 5.4 percent, is attributable to the Acquired Properties, and $2.2 million, or 1.6 percent, is attributable to the Same-Store Properties, due primarily to depreciation on increased tenant installation costs.

Interest expense increased $0.5 million, or 0.6 percent, for 2008 as compared to 2007.  This increase was due primarily to higher average debt balances, partially offset by lower interest rates in 2008 as compared to 2007.

Interest and other investment income decreased $3.1 million, or 73.3 percent, for 2008 as compared to 2007.  This decrease was due primarily to lower cash balances invested during the period.

Equity in earnings of unconsolidated joint ventures increased $5.0 million, or 90.3 percent, for 2008 as compared to 2007.  The increase was due primarily to a decreased loss in 2008 of $1.4 million in the Mack-Green joint venture, increased income of $1.2 million in the Harborside South Pier joint venture, a decreased loss of $1.0 million in the Route 93 joint venture, increased income of $0.5 million in the Gale Kimball joint venture, a loss of $0.4 million in the Ramland Realty joint venture in 2007 and increased income in 2008 of $0.3 million in the Red Bank Corporate Plaza I and II joint venture.

The Company recognized a gain on sale of investments in marketable securities of approximately $0.5 million in 2008.

Income from continuing operations before minority interest in Operating Partnership increased to approximately $70.1 million in 2008 from $69.3 million in 2007.  The increase of approximately $0.8 million is due to the factors discussed above.

Net income available to common shareholders decreased by approximately $36.7 million, from $92.6 million in 2007 to approximately $55.9 million in 2008.  This decrease was the result of realized gains on disposition of rental property of $36.3 million in 2007, a decrease in income from discontinued operations of approximately $1.0 million and a decrease in minority interest in Operating Partnership of $0.2 million for 2008 as compared to 2007.  These were partially offset by an increase in income from continuing operations before minority interest of Operating Partnership of $0.8 million for 2008 as compared to 2007.

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

The Company believes that with the general downturn in the Company’s markets in recent years, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets through 2009.  As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

Financial markets have recently experienced unusual volatility and uncertainty.  Liquidity has tightened in all financial markets, including the debt and equity markets.  The Company’s ability to fund property acquisitions or development projects, as well as its ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all.  While the Company currently does not expect any difficulties, it is possible, in these unusual and uncertain times, that one or more lenders in the Company’s revolving credit facility could fail to fund a borrowing request.  Such an event could adversely affect the ability of the Company to access funds from its revolving credit facility when needed.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  Lehman leases 270,063 square feet of office space from the Company at 101 Hudson Street in Jersey City, New Jersey, which are scheduled to expire through 2018.  Lehman has currently sublet 54.1 percent of its leased space to subtenants.  Should Lehman’s lease no longer be in effect, the subtenants would become direct tenants of the Company for the remainder of the term of their respective subleases.  This would mitigate a portion of the Company’s potential future loss of the Lehman lease as a result of Lehman’s bankruptcy.

If economic conditions persist or deteriorate, the Company may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents.  This condition would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

Construction Projects:
In July 2007, the Company commenced construction on a 250,000 square-foot, class A office building, which Wyndham Worldwide pre-leased for 15 years, on a land site located in the Company’s Mack-Cali Business Campus in Parsippany, New Jersey.  The building is expected to be completed in the fourth quarter 2008 at a total estimated cost of approximately $64.8 million (of which the Company has incurred $42.7 million through September 30, 2008).

The Company owns a 15 percent indirect interest in a joint venture which plans to develop an approximately 1.5 million square foot mixed-use project in downtown Boston consisting of office and retail space, condominium apartments, a hotel and garage.  The development project is currently projected to cost approximately $711 million, of which the Company is currently projected to invest a total of approximately $45.2 million (of which the Company has invested $24.0 million through September 30, 2008).  The venture is currently pursuing project financing.

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

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $204.3 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  126 of the Company’s properties, with an aggregate net book value of approximately $1.9 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of September 30, 2008, the Company had 239 unencumbered properties, totaling 25.8 million square feet, representing 88.3 percent of the Company’s total portfolio on a square footage basis.

Credit Ratings:
The Company has three investment grade credit ratings.  Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”) have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership.  Fitch has assigned its BBB- rating and S&P has assigned its BB+ rating to existing and prospective preferred stock offerings of the Company.  Moody’s Investors Service (“Moody’s”) has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Company.

Cash Flows

Cash and cash equivalents decreased by $17.0 million to $7.7 million at September 30, 2008, compared to $24.7 million at December 31, 2007.  The decrease is comprised of the following net cash flow items:

(1)	$188.7 million provided by operating activities.

(2)	$64.8 million used in investing activities, consisting primarily of the following:
(a)	$68.4 million used for additions to rental property and related intangibles; plus
(b)	$6.6 million used in investing in unconsolidated joint ventures; minus
(c)	$3.3 million received as distributions from unconsolidated joint ventures, minus
(d)	$5.4 million received from proceeds of the sale of marketable securities available for sale.

(3)	$140.9 million used in financing activities, consisting primarily of the following:
(a)	$630.1 million from borrowings under the Company’s unsecured credit facility; plus
(b)	$352.0 million from borrowings from money market loans; plus
(c)	$2.3 million in proceeds from stock options exercised; minus
(d)	$587.1 million used for the repayment of borrowings under the Company’s unsecured credit facility; minus
(e)	$24.6 million used for the repayment of mortgages, loans payable and other obligations; minus
(f)	$352.0 million used for repayment of money market loans; minus
(g)	$156.4 million used for the payment of dividends and distributions; minus
(h)	$5.2 million used for the repurchase of common stock.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt financing as of September 30, 2008:

	Balance ($000’s)	% of Total	Weighted Average Interest Rate (a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt
and Other Obligations	$1,651,037	74.01%	6.31%	3.58
Fixed Rate Secured Debt	286,824	12.86%	5.35%	3.41
Variable Rate Unsecured Debt	293,000	13.13%	3.22%	2.73

Totals/Weighted Average:	$2,230,861	100.00%	5.78%	3.44

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of September 30, 2008 are as follows:

Period	Scheduled Amortization ($000’s)	Principal Maturities ($000’s)	Total ($000’s)	Weighted Average Interest Rate of Future Repayments (a)
2008	$ 6,331	--	$ 6,331	4.94%
2009	15,018	$ 300,000	315,018	7.37%
2010	2,584	334,500	337,084	5.26%
2011	2,745	593,000	595,745	5.60%
2012	2,864	210,148	213,012	6.13%
Thereafter	5,702	760,618	766,320	5.41%
Sub-total	35,244	2,198,266	2,233,510	5.78%
Adjustment for unamortized
debt discount/premium, net,
as of September 30, 2008	$ (2,649)	--	$ (2,649)

Totals/Weighted Average	$32,595	$2,198,266	$2,230,861	5.78%

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of September 30, 2008) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) was reduced by 10 basis points to LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of October 29, 2008, the Company had $95 million of outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of October 29, 2008, the Company had no outstanding borrowings under this Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

On October 28, 2008, the Company obtained $240 million in mortgage financing from The Northwestern Mutual Life Insurance Company and New York Life Insurance Company as co-lenders.  The mortgage loan, which is collateralized by its Harborside Plaza 5 office property, bears interest at a rate of 6.8 percent per annum and carries a 10-year term.  Proceeds from the loan were used to pay down outstanding borrowings under the Company’s unsecured revolving credit facility.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 29, 2008, the Company had $95 million in outstanding borrowings under its $775 million unsecured revolving credit facility, and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2008.  The Company anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs both in the short and long-term.  However, if these sources of funds are insufficient or unavailable, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace.  Also, spreads in the investment grade bond market have substantially widened.  These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing.  As a result, the Company expects debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive.  Moreover, the recent volatility in the financial markets, in general, will make it more difficult or costly, or even impossible, for the Company to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from its shelf registration statements as it has been able to do in the past.

Equity Financing and Registration Statements

Equity Activity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the nine months ended September 30, 2008:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2008	65,558,073	14,985,538	80,543,611
Stock options exercised	81,675	--	81,675
Common units redeemed for Common Stock	129,399	(129,399)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	6,663	--	6,663
Issuance of restricted stock	250,886	--	250,886
Repurchase of Common Stock	(151,230)	--	(151,230)

Outstanding at September 30, 2008	65,875,466	14,856,139	80,731,605

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of September 30, 2008, the Company had a remaining authorization under the Repurchase Program of $46 million.

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which $260.1 million of securities have been sold through October 23, 2008 and $1.7 billion remains available for future issuances.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $600 million of securities have been sold through October 23, 2008 and $1.9 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures are generally non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $6.7 million letter of credit in support of the Harborside South Pier joint venture, $3.4 million of which is indemnified by Hyatt.

The Company’s off-balance sheet arrangements are further discussed in Note 3: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of September 30, 2008:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,005,780	$389,619	$ 602,701	$402,954	$610,506	--
Revolving credit facility	318,928	9,428	309,500	--	--	--
Mortgages, loans payable
and other obligations	356,938	35,584	191,077	50,868	79,409	--
Payments in lieu of taxes
(PILOT)	62,764	4,193	12,856	8,780	24,289	$12,646
Ground lease payments	37,100	515	1,507	1,023	2,328	31,727
Total	$2,781,510	$439,339	$1,117,641	$463,625	$716,532	$44,373

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

Approximately $1.9 billion of the Company’s long-term debt and other obligations bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rate on the variable rate debt as of September 30, 2008, was LIBOR plus 55 basis points.

(dollars in thousands)
September 30, 2008	Maturity Date
Debt,	10/1/08 –
including current portion	12/31/08	2009	2010	2011	2012	Thereafter	Total	Fair Value

Fixed Rate	$5,360	$314,115	$336,407	$302,329	$212,806	$766,844	$1,937,861	$1,808,231
Average Interest Rate	4.94%	7.37%	5.26%	7.91%	6.13%	5.41%	6.16%

Variable Rate				$293,000			$ 293,000	$ 283,702

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

Not Applicable.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)           COMMON STOCK
During the three months ended September 30, 2008, the Company issued 74,999 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

(b)           Not Applicable.

(c)           Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 5.   Other Information

(a)
On October 28, 2008, the Company obtained $240 million in mortgage financing from The Northwestern Mutual Life Insurance Company and New York Life Insurance Company as co-lenders.  The mortgage loan, which is collateralized by the Company’s Harborside Plaza 5 office property, bears interest at a rate of 6.8 percent per annum and matures on November 1, 2018.  Combined monthly principal and interest payments under the mortgage loans will be $1,564,622.  The mortgage loan includes customary events of default which, subject to notice and cure periods, provide for the acceleration of all payments under the loans upon the occurrence of an event of default. Proceeds from the loan were used to pay down outstanding borrowings under the Company’s unsecured revolving credit facility.

(b)	None.

Item 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: October 29, 2008	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: October 29, 2008	By:	/s/ Barry Lefkowitz
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

10.131*	Mortgage and Security Agreement and Financing Statement dated October 28, 2008 between M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Mortgagors and The Northwestern Mutual Life Insurance Company and New York Life Insurance Company as Mortgagees.

10.132*	Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of The Northwestern Mutual Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008.

10.133*
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008.

10.134*	Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008.

31.1*	Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, and the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith