Form 10-K
period 2008-12-31
MACK CALI REALTY CORP
filed 2009-02-12
CIK 924901

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-13274

MACK-CALI REALTY CORPORATION
(Exact Name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	22-3305147 (IRS Employer Identification No.)
343 Thornall Street, Edison, New Jersey (Address of principal executive offices)	08837-2206 (Zip code)

(732) 590-1000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value Preferred Share Purchase Rights	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,207,789,785. The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. This calculation does not reflect a determination that persons are affiliates for any other purpose.

         As of February 5, 2009, 66,421,465 shares of common stock, $0.01 par value, of the Company ("Common Stock") were outstanding.

         LOCATION OF EXHIBIT INDEX: The index of exhibits is contained herein on page number 118.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's definitive proxy statement for fiscal year ended December 31, 2008 to be issued in conjunction with the registrant's annual meeting of shareholders expected to be held on June 2, 2009 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant's fiscal year ended December 31, 2008.

 FORM 10-K

PART I

ITEM 1.    BUSINESS

GENERAL

        Mack-Cali Realty Corporation, a Maryland corporation (together with its subsidiaries, the "Company"), is a fully-integrated, self-administered and self-managed real estate investment trust ("REIT") that owns and operates a real estate portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast. The Company performs substantially all commercial real estate leasing, management, acquisition, development and construction services on an in-house basis. Mack-Cali Realty Corporation was incorporated on May 24, 1994. The Company's executive offices are located at 343 Thornall Street, Edison, New Jersey 08837-2206, and its telephone number is (732) 590-1000. The Company has an internet website at www.mack-cali.com.

        As of December 31, 2008, the Company owned or had interests in 293 properties, aggregating approximately 33.5 million square feet, plus developable land (collectively, the "Properties"), which are leased to approximately 2,100 tenants. The Properties are comprised of: (a) 255 wholly-owned or Company-controlled properties consisting of 150 office buildings and 95 office/flex buildings aggregating approximately 28.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties totaling approximately 17,300 square feet, and two land leases (collectively, the "Consolidated Properties"); and (b) 37 buildings, which are primarily office properties, aggregating approximately 4.3 million square feet, and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests. Unless otherwise indicated, all references to square feet represent net rentable area. As of December 31, 2008, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 91.3 percent leased. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date. Leases that expire as of December 31, 2008 aggregate 67,473 square feet, or 0.2 percent of the net rentable square footage. The Properties are located in six states, primarily in the Northeast, and the District of Columbia. See Item 2: Properties.

        The Company's strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator. The Company plans to continue this strategy by expanding through acquisitions and/or development in Northeast markets where it has, or can achieve, similar status. The Company believes that its Properties have excellent locations and access and are well-maintained and professionally managed. As a result, the Company believes that its Properties attract high quality tenants and achieve among the highest rental, occupancy and tenant retention rates within their markets. The Company also believes that its extensive market knowledge provides it with a significant competitive advantage, which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services. See "Business Strategies."

        As of December 31, 2008, executive officers and directors of the Company and their affiliates owned approximately 9 percent of the Company's outstanding shares of Common Stock (including Units redeemable into shares of Common Stock). As used herein, the term "Units" refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership (the "Operating Partnership") through which the Company conducts its real estate activities. The Company's executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 20 years.

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

        Communication with tenants:    The Company emphasizes frequent communication with tenants to ensure first-class service to the Properties. Property management personnel generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained. Property management's primary responsibility is to ensure that buildings are operated at peak efficiency in order to meet both the Company's and tenants' needs and expectations. Property management personnel additionally budget and oversee capital improvements and building system upgrades to enhance the Properties' competitive advantages in their respective markets and to maintain the quality of the Properties.

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

        Portfolio Management:    The Company plans to continue to own and operate a portfolio of properties in high-barrier-to-entry markets, with a primary focus in the Northeast. The Company's primary objectives are to maximize operating cash flow and to enhance the value of its portfolio through effective management, acquisition, development and property sales strategies, as follows:

        The Company seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation cost within the markets that it operates, and further within the parameters of those markets. The Company continues to pursue internal growth through re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including New Cingular Wireless PCS LLC, National Union Fire Insurance and The United States of America—GSA. In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

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

Financial

        The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio. As of December 31, 2008 and 2007, the Company's total debt constituted approximately 40.6 and 40.2 percent of total undepreciated assets of the Company, respectively. The Company has three investment grade credit ratings. Standard & Poor's Rating Services ("S&P") and Fitch, Inc. ("Fitch") have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership. Fitch has assigned its BBB- rating and S&P has assigned its BB+ rating to existing and prospective preferred stock offerings of the Company. Moody's Investors Service ("Moody's") has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Company. Although there is no limit in the Company's organizational documents on the amount of indebtedness that the Company may incur or a requirement for the maintenance of investment grade credit ratings, the Company has entered into certain financial agreements which contain covenants that limit the Company's ability to incur indebtedness under certain circumstances. The Company intends to conduct its operations so as to best be able to maintain its investment grade debt rating status. The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, short-term and long-term borrowings (including draws on the Company's revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

        As of December 31, 2008, the Company had approximately 444 full-time employees.

COMPETITION

        The leasing of real estate is highly competitive. The Properties compete for tenants with lessors and developers of similar properties located in their respective markets primarily on the basis of location, the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), services provided, the design and condition of the Properties, and reputation as an owner and operator of quality office properties in the relevant market. The Company also experiences competition when attempting to acquire or dispose of real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships, individual investors and others.

REGULATIONS

        Many laws and governmental regulations apply to the ownership and/or operation of the Properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

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

INDUSTRY SEGMENTS

        The Company operates in two industry segments: (i) real estate; and (ii) construction services. As of December 31, 2008, the Company does not have any foreign operations and its business is not seasonal. In May 2006, in conjunction with the Company's acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company's construction services segment. Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

RECENT DEVELOPMENTS

        The Company's core markets continue to be weak. The percentage leased in the Company's consolidated portfolio of stabilized operating properties was 91.3 percent at December 31, 2008, as compared to 92.7 percent at December 31, 2007 and 92.0 percent at December 31, 2006. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of December 31, 2008, 2007 and 2006 aggregate 67,473, 146,261 and 103,477 square feet, respectively, or 0.2, 0.5 and 0.4 percentage of the net rentable square footage, respectively. Rental rates on the Company's space that was re-leased (based on first rents payable) during the year ended December 31, 2008 increased an average of 1.5 percent compared to rates that were in effect under the prior leases, as compared to a 0.2 percent decrease in 2007 and a 0.2 percent decrease in 2006. The Company believes that vacancy rates may continue to increase in some of its markets through 2009 and possibly beyond. As a result, the Company's future earnings and cash flow may continue to be negatively impacted by current market conditions.

        Deteriorating economic conditions have resulted in a reduction of the availability of financing and overall higher borrowing rates. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Lehman leases 270,063 square feet of office space from the Company at 101 Hudson Street in Jersey City, New Jersey, which are scheduled to expire through 2018. Lehman has currently sublet 54.1 percent of its leased space to subtenants. Should Lehman's lease no longer be in effect, the subtenants would become direct tenants of the Company for the remainder of the term of their respective subleases. This would mitigate a portion of the Company's potential future loss of the Lehman lease as a result of Lehman's bankruptcy.

        The Company expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Company's future net income and cash flows and could have a material adverse effect on the Company's financial condition. In addition to the financial constraints on the Company's tenants, many of the debt capital markets that real estate companies like the Company frequently access, such as the unsecured bond market and the convertible debt market, are not currently available to the Company on terms that management believes are economically attractive. Although the Company believes that the quality of its assets and its strong balance sheet will enable it to raise capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that the Company will be able to do so on terms that are economically attractive or at all.

FINANCING ACTIVITY

        On October 28, 2008, the Company obtained $240 million in mortgage financing from The Northwestern Mutual Life Insurance Company and New York Life Insurance Company as co-lenders. The mortgage loan, which is collateralized by its Harborside Plaza 5 office property, bears interest at a rate of 6.8 percent per annum and carries a 10-year term. Proceeds from the loan were used to pay down outstanding borrowings under the Company's unsecured revolving credit facility.

        On November 17, 2008, the Company accepted for purchase $100.3 million principal amount of its 7.25 percent Senior Unsecured Notes due March 15, 2009 (the "Notes"), validly tendered pursuant to its previously announced cash tender offer on November 6, 2008 (the "Tender Offer"). The Notes accepted for purchase represented approximately 33.4 percent of the principal amount of Notes outstanding prior to the Tender Offer. The aggregate consideration for Notes accepted for payment, including accrued and unpaid interest, was approximately $101.5 million, which was funded primarily from borrowing on the Company's revolving credit facility. The Notes purchased pursuant to the Tender Offer have been cancelled and approximately $199.7 million principal amount of the Notes remain outstanding.

        On January 27, 2009, the Company obtained $64.5 million in mortgage financing from Guardian Life Insurance Company of America. The two mortgage loans, which are collateralized by one and three office properties located in Clark and Red Bank, New Jersey, respectively, both bear interest at a rate of 7.25 percent per annum and carry a 10-year term.

AVAILABLE INFORMATION

        The Company's internet website is www.mack-cali.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission. In addition, the Company's internet website includes other items related to corporate governance matters, including, among other things, the Company's corporate governance principles, charters of various committees of the Board of Directors, and the Company's code of business conduct and ethics applicable to all employees, officers and directors. The Company intends to disclose on its internet website any amendments to or waivers from its code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our internet website. Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Mack-Cali Investor Relations Department, 343 Thornall Street, Edison, NJ 08837-2206.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        We consider portions of this report, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act. Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "plan," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

        Among the factors about which we have made assumptions are:

  •
  risks and uncertainties affecting the general economic climate and conditions, including the impact of the general economic recession as it impacts the national and local economies, which in turn may have a negative effect on the fundamentals of our business and the financial condition of our tenants;

  •
  the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;

  •
  the extent of any tenant bankruptcies or of any early lease terminations;

  •
  our ability to lease or re-lease space at current or anticipated rents;

  •
  changes in the supply of and demand for office, office/flex and industrial/warehouse properties;

  •
  changes in interest rate levels and volatility in the securities markets;

  •
  changes in operating costs;

  •
  our ability to obtain adequate insurance, including coverage for terrorist acts;

  •
  the availability of financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense;

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

Adverse economic and geopolitical conditions in general and the Northeastern office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to you.

        Our business may be affected by the unprecedented volatility and illiquidity in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New Jersey, New York and Pennsylvania. Because our portfolio consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio) located principally in the Northeast, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:

  •
  significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

  •
  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

  •
  reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

  •
  the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors;

  •
  reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital; and

  •
  one or more lenders under our line of credit could refuse or be unable to fund their financing commitment to us and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

        These conditions, which could have a material adverse effect on our results of operations, financial condition and ability to pay distributions, may continue or worsen in the future.

Our performance is subject to risks associated with the real estate industry.

        General:    Our business and our ability to make distributions or payments to our investors depend on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditures). Events or conditions that are beyond our control may adversely affect our operations and the value of our Properties. Such events or conditions could include:

  •
  changes in the general economic climate and conditions, including the impact of the current global economic recession;

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

        Financially distressed tenants may be unable to pay rent:    If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord and protecting our investments. If a tenant files for bankruptcy, a potential court judgment rejecting and terminating such tenant's lease could adversely affect our ability to make distributions or payments to our investors as we may be unable to replace the defaulting tenant with a new tenant at a comparable rental rate without incurring significant expenses or a reduction in rental income.

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

        Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue:    Recent developments in the general economy and the global credit markets have had a significant adverse effect on many companies in numerous industries. We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions. Our business could be adversely affected if any of these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

        Our insurance coverage on our properties may be inadequate or our insurance providers may default on their obligations to pay claims:    We currently carry comprehensive insurance on all of our properties, including insurance for liability, fire and flood. We cannot guarantee that the limits of our current policies will be sufficient in the event of a catastrophe to our properties. We cannot guarantee that we will be able to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, while our current insurance policies insure us against loss from terrorist acts and toxic mold, in the future, insurance companies may no longer offer coverage against these types of losses, or, if offered, these types of insurance may be prohibitively expensive. If any or all of the foregoing should occur, we may not have insurance coverage against certain types of losses and/or there may be decreases in the limits of insurance available. Should an uninsured loss or a loss in excess of our insured limits occur, we could lose all or a portion of the capital we have invested in a property or properties, as well as the anticipated future revenue from the property or properties. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property or properties. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future. If any of our properties were to experience a catastrophic loss, it could seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Such events could adversely affect our ability to make distributions or payments to our investors. If one or more of our insurance providers were to fail to pay a claim as a result of insolvency, bankruptcy or otherwise, the nonpayment of such claims could have an adverse effect on our financial condition and results of operations. In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy or other proceedings and our insurance policies with the provider were terminated or canceled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices. In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage.

        Illiquidity of real estate limits our ability to act quickly:    Real estate investments are relatively illiquid. Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions. If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment. The prohibition in the Internal Revenue Code of 1986, as amended (the

"Code"), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property. In addition, we acquired a significant number of our properties from individuals to whom we issued Units as part of the purchase price. In connection with the acquisition of these properties, in order to preserve such individual's income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains. As of December 31, 2008, 11 of our properties, with an aggregate net book value of approximately $203.5 million, were subject to these restrictions, which expire periodically through 2016. For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals. 126 of our properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions. The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

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

        We face risks associated with property acquisitions:    We have acquired in the past, and our long-term strategy is to continue to pursue the acquisition of properties and portfolios of properties in New Jersey, New York and Pennsylvania and in the Northeast generally, including large real estate portfolios that could increase our size and result in alterations to our capital structure. We may be competing for investment opportunities with entities that have greater financial resources. Several office building developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:

  •
  reducing the number of suitable investment opportunities offered to us;

  •
  increasing the bargaining power of property owners;

  •
  interfering with our ability to attract and retain tenants;

  •
  increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates; and/or

  •
  adversely affecting our ability to minimize expenses of operation.

        Our acquisition activities and their success are subject to the following risks:

  •
  adequate financing to complete acquisitions may not be available on favorable terms or at all as a result of the unprecedented volatility and illiquidity in the financial and credit markets;

  •
  even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition and risk the loss of certain non-refundable deposits and incurring certain other acquisition-related costs;

  •
  the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;

  •
  any acquisition agreement will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied; and

  •
  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and acquired properties may fail to perform as expected; which may adversely affect our results of operations and financial condition.

        New acquisitions may fail to perform as expected:    We may acquire new office properties, assuming that we are able to obtain capital on favorable terms. Such newly acquired properties may not perform as expected and may subject us to unknown liability with respect to liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, vendors or other persons against the former owners of the properties. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated.

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

        Property ownership through joint ventures could subject us to the contrary business objectives of our co-venturers:    We, from time to time, invest in joint ventures or partnerships in which we do not hold a controlling interest in the assets underlying the entities in which we invest, including joint ventures in which (i) we own a direct interest in an entity which controls such assets, or (ii) we own a direct interest in an entity which owns indirect interests, through one or more intermediaries, of such assets. These investments involve risks that do not exist with properties in which we own a controlling interest with respect to the underlying assets, including the possibility that our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives. Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions. Our organizational documents do not limit the amount of available funds that we may invest in joint ventures or partnerships. If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make distributions or payments to our investors.

Our real estate construction management activities are subject to risks particular to third-party construction projects.

        As we perform fixed price construction services for third parties, we are subject to a variety of risks unique to these activities. If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, thereby making the project less profitable than originally estimated, or possibly not profitable at all. In addition, a construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated. If any such excess costs or project delays were to be material, such events may adversely effect our cash flow and liquidity and thereby impact our ability to pay dividends or make distributions to our investors.

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

        As of December 31, 2008, we had total outstanding indebtedness of $2.2 billion comprised of $1.5 billion of senior unsecured notes, outstanding borrowings of $161 million under our $775 million revolving credit facility and approximately $531 million of mortgage loans payable and other obligations indebtedness. We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

  •
  we may be subject to an event of default pursuant to covenants for our indebtedness;

  •
  if we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases; and

  •
  foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the real estate investment trust distribution requirements of the Code.

        We are obligated to comply with financial covenants in our indebtedness that could restrict our range of operating activities:    The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases outside of stipulated guidelines or to materially modify existing leases. In addition, our revolving credit facility contains customary requirements, including restrictions and other limitations on our ability to incur debt, debt to assets ratios, secured debt to total assets ratios, interest coverage ratios and minimum ratios of unencumbered assets to unsecured debt. The indentures under which our senior unsecured debt have been issued contain financial and operating covenants including coverage ratios and limitations on our ability to incur secured and unsecured debt. These covenants limit our flexibility in conducting our operations and create a risk of default on our indebtedness if we cannot continue to satisfy them. Some of our debt instruments are cross-collateralized and contain cross default provisions with other debt instruments. Due to this cross-collateralization, a failure or default with respect to certain debt instruments or properties could have an adverse impact on us or our properties that are subject to the cross-collateralization under the applicable debt instrument. Failure to comply with these covenants could cause a default under the agreements and, in certain circumstances, our lenders may be entitled to accelerate our debt obligations. Defaults under our debt agreements could materially and adversely affect our financial condition and results of operations.

        Rising interest rates may adversely affect our cash flow:    As of December 31, 2008, outstanding borrowings of approximately $161 million under our revolving credit facility bear interest at variable rates. We may incur additional indebtedness in the future that also bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase. Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

        We are dependent on external sources of capital for future growth:    To qualify as a real estate investment trust under the Code, we must distribute to our shareholders each year at least 90 percent of our net taxable income, excluding any net capital gain. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs, including for acquisitions and developments, from income from operations. Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of our shareholders' interests, and additional debt financing may substantially increase our leverage.

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

        We are dependent upon our executive officers for strategic business direction and real estate experience. While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations. We have entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas, a continuous one-year employment term with Michael A. Grossman, and an initial three-year employment term with Mark Yeager which, as of May 9, 2009, shall convert to a continuous one-year employment term. We do not have key man life insurance for our executive officers.

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

        Removal of Directors:    Under our charter, subject to the rights of one or more classes or series of preferred stock to elect one or more directors, a director may be removed only for cause and only by the affirmative vote of at least two-thirds of all votes entitled to be cast by our stockholders generally in the election of directors. Neither the Maryland General Corporation Law nor our charter define the term "cause." As a result, removal for "cause" is subject to Maryland common law and to judicial interpretation and review in the context of the facts and circumstances of any particular situation.

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

        Maryland Business Combination Act:    The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in business combinations, including mergers,

dispositions of 10 percent or more of its assets, certain issuances of shares of stock and other specified transactions, with an "interested stockholder" or an affiliate of an interested stockholder, for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation. Our board of directors has exempted from this statute business combinations between the Company and certain affiliated individuals and entities. However, unless our board adopts other exemptions, the provisions of the Maryland Business Combination Act will be applicable to business combinations with other persons.

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

        Failure to maintain ownership limits could cause us to lose our qualification as a real estate investment trust:    In order for us to maintain our qualification as a real estate investment trust under the Code, not more than 50 percent in value of our outstanding stock may be actually and/or constructively owned by five or fewer individuals (as defined in the Code to include certain entities). We have limited the ownership of our outstanding shares of our common stock by any single stockholder to 9.8 percent of the outstanding shares of our common stock. Our Board of Directors could waive this restriction if they were satisfied, based upon the advice of tax counsel or otherwise, that such action would be in our best interests and would not affect our qualification as a real estate investment trust under the Code. Common stock acquired or transferred in breach of the limitation may be redeemed by us for the lesser of the price paid and the average closing price for the 10 trading days immediately preceding redemption or sold at the direction of us. We may elect to redeem such shares of common stock for Units, which are nontransferable except in very limited circumstances. Any transfer of shares of common stock which, as a result of such transfer, causes us to be in violation of any ownership limit, will be deemed void. Although we currently intend to continue to operate in a manner which will enable us to continue to qualify as a real estate investment trust under the Code, it is possible that future economic, market, legal, tax or other considerations may cause our Board of Directors to revoke the election for us to qualify as a real estate investment trust. Under our organizational documents, our Board of Directors can make such revocation without the consent of our stockholders.

        In addition, the consent of the holders of at least 85 percent of Mack-Cali Realty, L.P.'s partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which Mack-Cali Realty, L.P. is not the surviving entity; (ii) to dissolve, liquidate or wind up Mack-Cali Realty, L.P.; or (iii) to convey or otherwise transfer all or substantially all of Mack-Cali Realty, L.P.'s assets. As of February 5, 2009, as general partner, we own approximately 82.1 percent of Mack-Cali Realty, L.P.'s outstanding common partnership units.

        Tax liabilities as a consequence of failure to qualify as a real estate investment trust:    We have elected to be treated and have operated so as to qualify as a real estate investment trust for federal income tax purposes since our taxable year ended December 31, 1994. Although we believe we will continue to operate in such manner, we cannot guarantee that we will do so. Qualification as a real estate investment trust involves the satisfaction of various requirements (some on an annual and some on a quarterly basis) established under highly technical and complex tax provisions of the Code. Because few judicial or administrative interpretations of such provisions exist and qualification determinations are fact sensitive, we cannot assure you that we will qualify as a real estate investment trust for any taxable year.

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

        Other tax liabilities:    Even if we qualify as a real estate investment trust under the Code, we are subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state and local taxes. In addition, our taxable REIT subsidiaries will be subject to federal, state and local income tax for income received in connection with certain non-customary services performed for tenants and/or third parties.

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

        As with other publicly traded equity securities, the value of our common stock depends on various market conditions, which may change from time to time. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. Among the market conditions that may affect the value of our common stock are the following:

  •
  the extent of your interest in us;

  •
  the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

  •
  our financial performance; and

  •
  general stock and bond market conditions.

        The market value of our common stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

PROPERTY LIST

        As of December 31, 2008, the Company's Consolidated Properties consisted of 251 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and two land leases. The Consolidated Properties are located primarily in the Northeast. The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities. The Consolidated Properties contain a total of approximately 29.2 million square feet, with the individual properties ranging from 6,216 to 1,246,283 square feet. The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction. The Company's tenants include many service sector employers, including a large number of professional firms and national and international businesses. The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/08 (%) (a)	2008 Base Rent ($000's) (b) (c)	Percentage of Total 2008 Base Rent (%)	2008 Average Base Rent Per Sq. Ft. ($) (c) (d)	2008 Average Effective Rent Per Sq. Ft. ($) (c) (e)
NEW JERSEY

Bergen County
Fair Lawn
17-17 Route 208 North	1987	143,000	63.2	2,150	0.36	23.79	21.29
Fort Lee
One Bridge Plaza	1981	200,000	82.3	3,753	0.63	22.80	19.87
2115 Linwood Avenue	1981	68,000	56.5	859	0.14	22.36	20.61
Little Ferry
200 Riser Road	1974	286,628	100.0	2,076	0.35	7.24	6.69
Montvale
95 Chestnut Ridge Road	1975	47,700	100.0	801	0.13	16.79	15.39
135 Chestnut Ridge Road	1981	66,150	99.7	1,539	0.26	23.34	19.59
Paramus
15 East Midland Avenue	1988	259,823	80.5	4,859	0.82	23.23	22.48
140 East Ridgewood Avenue	1981	239,680	93.0	4,686	0.79	21.02	18.87
461 From Road	1988	253,554	98.6	6,074	1.02	24.30	24.21
650 From Road	1978	348,510	88.8	7,301	1.22	23.59	20.65
61 South Paramus Avenue	1985	269,191	97.5	7,533	1.27	28.70	25.33
Ridgefield Park
105 Challenger Road	1992	150,050	100.0	4,271	0.72	28.46	26.14
Rochelle Park
120 Passaic Street	1972	52,000	99.6	1,402	0.24	27.07	25.51
365 West Passaic Street	1976	212,578	98.0	4,558	0.77	21.88	19.84
395 West Passaic Street	1979	100,589	98.5	2,343	0.39	23.65	19.86
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	1.26	15.72	15.72
10 Mountainview Road	1986	192,000	72.2	3,759	0.63	27.12	24.70
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,950	0.33	21.86	16.32
470 Chestnut Ridge Road	1987	52,500	100.0	1,328	0.22	25.30	22.82
530 Chestnut Ridge Road	1986	57,204	100.0	1,246	0.21	21.78	20.21
50 Tice Boulevard	1984	235,000	99.1	6,281	1.06	26.97	24.78
300 Tice Boulevard	1991	230,000	98.2	5,741	0.97	25.42	22.82
Burlington County
Moorestown
224 Strawbridge Drive	1984	74,000	94.2	1,430	0.24	20.51	18.12
228 Strawbridge Drive	1984	74,000	100.0	1,226	0.21	16.57	15.39
232 Strawbridge Drive	1986	74,258	98.8	1,461	0.25	19.91	16.22
Essex County
Millburn
150 J.F. Kennedy Parkway	1980	247,476	100.0	7,495	1.26	30.29	26.21
Roseland
101 Eisenhower Parkway	1980	237,000	87.4	5,382	0.91	25.98	23.44
103 Eisenhower Parkway	1985	151,545	78.9	2,721	0.46	22.76	19.51
105 Eisenhower Parkway	2001	220,000	91.9	4,891	0.82	24.19	18.09

Office Properties
(Continued)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/08 (%) (a)	2008 Base Rent ($000's) (b) (c)	Percentage of Total 2008 Base Rent (%)	2008 Average Base Rent Per Sq. Ft. ($) (c) (d)	2008 Average Effective Rent Per Sq. Ft. ($) (c) (e)
Hudson County
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	100.0	11,186	1.88	27.97	24.39
Harborside Financial Center Plaza 2	1990	761,200	99.6	18,905	3.18	24.94	23.14
Harborside Financial Center Plaza 3	1990	725,600	99.3	18,132	3.05	25.17	23.36
Harborside Financial Center Plaza 4-A	2000	207,670	99.4	6,231	1.05	30.19	26.01
Harborside Financial Center Plaza 5	2002	977,225	100.0	35,459	5.96	36.29	30.30
101 Hudson Street	1992	1,246,283	100.0	30,148	5.07	24.19	21.19
Mercer County
Hamilton Township
3 AAA Drive	1981	35,270	62.6	547	0.09	24.77	20.74
2 South Gold Drive	1974	33,962	64.5	490	0.08	22.37	20.41
600 Horizon Drive	2002	95,000	100.0	1,373	0.23	14.45	14.45
700 Horizon Drive	2007	120,000	100.0	2,459	0.41	20.49	19.38
Princeton
103 Carnegie Center	1984	96,000	68.5	1,812	0.31	27.55	22.54
3 Independence Way	1983	111,300	91.8	1,343	0.23	13.14	10.39
100 Overlook Center	1988	149,600	100.0	5,052	0.85	33.77	28.76
5 Vaughn Drive	1987	98,500	100.0	2,555	0.43	25.94	22.93
Middlesex County
East Brunswick
377 Summerhill Road	1977	40,000	100.0	353	0.06	8.83	8.65
Edison
343 Thornall Street (c)	1991	195,709	100.0	4,178	0.70	21.35	15.75
Piscataway
30 Knightsbridge Road, Bldg 3	1977	160,000	100.0	2,465	0.42	15.41	15.41
30 Knightsbridge Road, Bldg 4	1977	115,000	100.0	1,771	0.30	15.40	15.40
30 Knightsbridge Road, Bldg 5	1977	332,607	80.8	3,899	0.66	14.51	10.88
30 Knightsbridge Road, Bldg 6	1977	72,743	63.8	206	0.03	4.44	2.13
Plainsboro
500 College Road East	1984	158,235	88.1	4,172	0.70	29.93	27.16
Woodbridge
581 Main Street	1991	200,000	100.0	5,286	0.89	26.43	22.93
Monmouth County
Freehold
2 Paragon Way	1989	44,524	44.4	380	0.06	19.22	13.51
3 Paragon Way	1991	66,898	75.8	1,251	0.21	24.67	19.19
4 Paragon Way	2002	63,989	100.0	1,221	0.21	19.08	18.11
100 Willbowbrook Road	1988	60,557	74.8	923	0.16	20.38	17.79
Holmdel
23 Main Street	1977	350,000	100.0	4,012	0.68	11.46	8.64

Office Properties
(Continued)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/08 (%) (a)	2008 Base Rent ($000's) (b) (c)	Percentage of Total 2008 Base Rent (%)	2008 Average Base Rent Per Sq. Ft. ($) (c) (d)	2008 Average Effective Rent Per Sq. Ft. ($) (c) (e)
Middletown
One River Center Bldg 1	1983	122,594	100.0	3,116	0.52	25.42	20.82
One River Center Bldg 2	1983	120,360	100.0	2,833	0.48	23.54	21.70
One River Center Bldg 3	1984	214,518	93.6	4,628	0.78	23.05	22.56
Neptune
3600 Route 66	1989	180,000	100.0	2,400	0.40	13.33	12.06
Wall Township
1305 Campus Parkway	1988	23,350	83.7	398	0.07	20.36	14.33
1350 Campus Parkway	1990	79,747	91.9	1,523	0.26	20.78	18.02
Morris County
Florham Park
325 Columbia Turnpike	1987	168,144	89.7	3,665	0.62	24.30	20.80
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,579	0.27	21.05	18.47
201 Littleton Road	1979	88,369	88.6	1,781	0.30	22.75	20.46
Morris Township
412 Mt. Kemble Avenue	1986	475,100	47.1	3,649	0.61	16.31	12.23
Parsippany
4 Campus Drive	1983	147,475	95.7	3,248	0.55	23.01	19.95
6 Campus Drive	1983	148,291	86.2	2,659	0.45	20.80	16.86
7 Campus Drive	1982	154,395	54.6	2,180	0.37	25.86	22.59
8 Campus Drive	1987	215,265	100.0	6,233	1.04	28.96	25.88
9 Campus Drive	1983	156,495	92.7	3,223	0.54	22.22	18.46
4 Century Drive	1981	100,036	77.4	1,694	0.29	21.88	19.54
5 Century Drive	1981	79,739	83.4	1,378	0.23	20.72	18.84
6 Century Drive	1981	100,036	94.7	1,377	0.23	14.54	9.30
2 Dryden Way	1990	6,216	100.0	99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	98.6	6,092	1.03	24.87	21.83
2 Hilton Court	1991	181,592	100.0	5,513	0.93	30.36	27.30
1633 Littleton Road	1978	57,722	100.0	1,131	0.19	19.59	19.59
600 Parsippany Road	1978	96,000	92.4	1,630	0.27	18.38	14.24
1 Sylvan Way	1989	150,557	100.0	3,530	0.59	23.45	21.47
5 Sylvan Way	1989	151,383	96.5	4,130	0.70	28.27	24.97
7 Sylvan Way	1987	145,983	100.0	3,219	0.54	22.05	19.28
35 Waterview Boulevard	1990	172,498	82.5	3,979	0.67	27.96	24.57
5 Wood Hollow Road	1979	317,040	73.1	5,391	0.91	23.26	19.18
Passaic County
Clifton
777 Passaic Avenue	1983	75,000	87.4	1,536	0.26	23.43	21.27
Totowa
999 Riverview Drive	1988	56,066	85.1	1,021	0.17	21.40	19.22
Somerset County
Basking Ridge
222 Mt. Airy Road	1986	49,000	100.0	760	0.13	15.51	11.63
233 Mt. Airy Road	1987	66,000	100.0	1,315	0.22	19.92	16.71

Office Properties
(Continued)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/08 (%)(a)	2008 Base Rent ($000's) (b)(c)	Percentage of Total 2008 Base Rent (%)	2008 Average Base Rent Per Sq. Ft. ($)(c)(d)	2008 Average Effective Rent Per Sq. Ft. ($)(c)(e)
Bernards
106 Allen Road	2000	132,010	98.9	3,219	0.54	24.66	18.76
Bridgewater
721 Route 202/206	1989	192,741	81.2	3,685	0.62	23.55	18.11
Union County
Clark
100 Walnut Avenue	1985	182,555	97.3	4,557	0.77	25.66	22.24
Cranford
6 Commerce Drive	1973	56,000	82.4	998	0.17	21.63	18.96
11 Commerce Drive	1981	90,000	93.8	1,834	0.31	21.72	19.27
12 Commerce Drive	1967	72,260	95.0	967	0.16	14.09	12.13
14 Commerce Drive	1971	67,189	75.9	1,009	0.17	19.79	19.16
20 Commerce Drive	1990	176,600	100.0	4,458	0.75	25.24	21.82
25 Commerce Drive	1971	67,749	88.7	1,288	0.22	21.43	18.92
65 Jackson Drive	1984	82,778	97.5	1,888	0.32	23.39	20.30
New Providence
890 Mountain Avenue	1977	80,000	95.1	1,881	0.32	24.72	22.95

Total New Jersey Office		17,646,642	92.5	385,084	64.83	23.58	20.68

NEW YORK
New York County
New York
125 Broad Street	1970	524,476	100.0	20,611	3.46	39.30	35.65
Rockland County
Suffern
400 Rella Boulevard	1988	180,000	89.2	3,736	0.63	23.27	21.08
Westchester County
Elmsford
100 Clearbrook Road(c)	1975	60,000	91.9	1,105	0.19	20.04	18.17
101 Executive Boulevard	1971	50,000	43.0	569	0.10	26.47	24.14
555 Taxter Road	1986	170,554	80.1	3,731	0.63	27.31	15.93
565 Taxter Road	1988	170,554	91.4	4,042	0.68	25.93	21.50
570 Taxter Road	1972	75,000	72.7	1,404	0.24	25.75	23.75
Hawthorne
1 Skyline Drive	1980	20,400	99.0	381	0.06	18.87	17.73
2 Skyline Drive	1987	30,000	58.6	339	0.06	19.28	15.93
7 Skyline Drive	1987	109,000	100.0	2,633	0.44	24.16	22.00
17 Skyline Drive	1989	85,000	100.0	1,630	0.27	19.18	16.34
19 Skyline Drive	1982	248,400	100.0	4,036	0.68	16.25	16.12
Tarrytown
200 White Plains Road	1982	89,000	97.5	2,067	0.35	23.82	21.57
220 White Plains Road	1984	89,000	93.5	2,049	0.35	24.62	22.18

Office Properties
(Continued)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/08 (%)(a)	2008 Base Rent ($000's) (b)(c)	Percentage of Total 2008 Base Rent (%)	2008 Average Base Rent Per Sq. Ft. ($)(c)(d)	2008 Average Effective Rent Per Sq. Ft. ($)(c)(e)
White Plains
1 Barker Avenue	1975	68,000	99.0	1,782	0.30	26.47	24.90
3 Barker Avenue	1983	65,300	100.0	1,742	0.29	26.68	24.24
50 Main Street	1985	309,000	99.6	9,881	1.66	32.11	29.12
11 Martine Avenue	1987	180,000	74.4	4,323	0.73	32.28	28.85
1 Water Street	1979	45,700	100.0	1,178	0.20	25.78	22.28
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,825	0.48	25.22	22.28
3 Executive Boulevard	1987	58,000	96.0	1,449	0.24	26.02	22.63

Total New York Office		2,739,384	92.9	71,513	12.04	28.11	24.94

PENNSYLVANIA
Chester County
Berwyn
1000 Westlakes Drive	1989	60,696	95.7	1,591	0.27	27.39	26.37
1055 Westlakes Drive	1990	118,487	94.7	3,083	0.52	27.48	22.98
1205 Westlakes Drive	1988	130,265	86.9	3,054	0.51	26.98	23.47
1235 Westlakes Drive	1986	134,902	100.0	2,988	0.49	22.15	18.11
Delaware County
Lester
100 Stevens Drive	1986	95,000	100.0	2,551	0.43	26.85	24.85
200 Stevens Drive	1987	208,000	100.0	5,604	0.94	26.94	25.27
300 Stevens Drive	1992	68,000	91.6	1,439	0.24	23.10	19.31
Media
1400 Providence Road—Center I	1986	100,000	94.2	2,112	0.36	22.42	19.98
1400 Providence Road—Center II	1990	160,000	95.0	2,758	0.46	18.14	15.49
Montgomery County
Bala Cynwyd
150 Monument Road	1981	125,783	95.7	3,071	0.52	25.51	22.51
Blue Bell
4 Sentry Parkway	1982	63,930	58.3	836	0.14	22.43	22.14
5 Sentry Parkway East	1984	91,600	39.3	701	0.12	19.47	18.17
5 Sentry Parkway West	1984	38,400	31.5	253	0.04	20.92	18.44
16 Sentry Parkway	1988	93,093	96.4	2,384	0.40	26.57	24.35
18 Sentry Parkway	1988	95,010	85.6	2,019	0.34	24.83	22.50
King of Prussia
2200 Renaissance Boulevard	1985	174,124	65.1	2,598	0.44	22.92	18.41
Lower Providence
1000 Madison Avenue	1990	100,700	66.4	1,322	0.22	19.77	14.63
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	77.6	3,010	0.51	23.12	18.16

Total Pennsylvania Office		2,025,738	84.8	41,374	6.95	24.10	21.04

Office Properties
(Continued)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/08 (%)(a)	2008 Base Rent ($000's) (b)(c)	Percentage of Total 2008 Base Rent (%)	2008 Average Base Rent Per Sq. Ft. ($)(c)(d)	2008 Average Effective Rent Per Sq. Ft. ($)(c)(e)
CONNECTICUT
Fairfield County
Norwalk
40 Richards Avenue	1985	145,487	76.4	2,591	0.44	23.31	20.69
Stamford
1266 East Main Street	1984	179,260	79.2	3,788	0.63	26.68	23.39

Total Connecticut Office		324,747	77.9	6,379	1.07	25.20	22.21

DISTRICT OF COLUMBIA
Washington
1201 Connecticut Avenue, NW	1940	169,549	100.0	6,806	1.14	40.14	36.44
1400 L Street, NW	1987	159,000	100.0	5,853	0.99	36.81	31.60

Total District of Columbia Office		328,549	100.0	12,659	2.13	38.53	34.10

MARYLAND
Prince George's County
Greenbelt
9200 Edmonston Road	1973	38,690	100.0	910	0.15	23.52	21.17
6301 Ivy Lane	1979	112,003	75.8	2,022	0.34	23.82	20.51
6303 Ivy Lane	1980	112,047	57.2	1,723	0.29	26.88	23.67
6305 Ivy Lane	1982	112,022	70.1	1,708	0.29	21.75	17.32
6404 Ivy Lane	1987	165,234	66.2	2,516	0.42	23.00	18.71
6406 Ivy Lane	1991	163,857	0.0	564	0.09	0.00	0.00
6411 Ivy Lane	1984	138,405	88.4	2,665	0.44	21.78	18.73
Lanham
4200 Parliament Place	1989	122,000	90.8	2,687	0.45	24.26	22.46

Total Maryland Office		964,258	63.1	14,795	2.47	24.31	21.07

TOTAL OFFICE PROPERTIES		24,029,318	90.7	531,804	89.49	24.41	21.44

Office/Flex Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/08 (%)(a)	2008 Base Rent ($000's) (b)(c)	Percentage of Total 2008 Base Rent (%)	2008 Average Base Rent Per Sq. Ft. ($)(c)(d)	2008 Average Effective Rent Per Sq. Ft. ($)(c)(e)
NEW JERSEY
Burlington County
Burlington
3 Terri Lane	1991	64,500	100.0	556	0.09	8.62	5.30
5 Terri Lane	1992	74,555	74.1	643	0.11	11.64	9.63
Moorestown
2 Commerce Drive	1986	49,000	74.1	123	0.02	3.39	1.87
101 Commerce Drive	1988	64,700	100.0	275	0.05	4.25	3.85
102 Commerce Drive	1987	38,400	87.5	224	0.04	6.67	5.24
201 Commerce Drive	1986	38,400	100.0	219	0.04	5.70	4.14
202 Commerce Drive	1988	51,200	100.0	237	0.04	4.63	2.95
1 Executive Drive	1989	20,570	81.1	157	0.03	9.41	6.41
2 Executive Drive	1988	60,800	100.0	478	0.08	7.86	5.67
101 Executive Drive	1990	29,355	99.7	284	0.05	9.70	7.62
102 Executive Drive	1990	64,000	100.0	474	0.08	7.41	6.86
225 Executive Drive	1990	50,600	67.6	239	0.04	6.99	5.17
97 Foster Road	1982	43,200	75.5	160	0.03	4.91	4.11
1507 Lancer Drive	1995	32,700	100.0	134	0.02	4.10	3.79
1245 North Church Street	1998	52,810	71.6	243	0.04	6.43	5.69
1247 North Church Street	1998	52,790	58.1	221	0.04	7.21	6.13
1256 North Church Street	1984	63,495	100.0	457	0.08	7.20	6.21
840 North Lenola Road	1995	38,300	100.0	361	0.06	9.43	7.81
844 North Lenola Road	1995	28,670	100.0	180	0.03	6.28	4.95
915 North Lenola Road	1998	52,488	100.0	273	0.05	5.20	4.36
2 Twosome Drive	2000	48,600	100.0	450	0.08	9.26	8.81
30 Twosome Drive	1997	39,675	77.8	283	0.05	9.17	7.22
31 Twosome Drive	1998	84,200	100.0	470	0.08	5.58	5.48
40 Twosome Drive	1996	40,265	100.0	290	0.05	7.20	5.84
41 Twosome Drive	1998	43,050	88.9	275	0.05	7.19	6.64
50 Twosome Drive	1997	34,075	100.0	257	0.04	7.54	7.13
Gloucester County
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	148	0.02	6.85	6.85
Mercer County
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0	197	0.03	14.84	12.88
200 Horizon Drive	1991	45,770	85.3	604	0.10	15.47	14.09
300 Horizon Drive	1989	69,780	73.9	1,092	0.18	21.18	16.95
500 Horizon Drive	1990	41,205	94.3	616	0.10	15.85	15.13

Office/Flex Properties
(Continued)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/08 (%)(a)	2008 Base Rent ($000's) (b)(c)	Percentage of Total 2008 Base Rent (%)	2008 Average Base Rent Per Sq. Ft. ($)(c)(d)	2008 Average Effective Rent Per Sq. Ft. ($)(c)(e)
Monmouth County
Wall Township
1325 Campus Parkway	1988	35,000	100.0	655	0.11	18.71	14.06
1340 Campus Parkway	1992	72,502	100.0	948	0.16	13.08	10.10
1345 Campus Parkway	1995	76,300	95.9	926	0.16	12.66	10.10
1433 Highway 34	1985	69,020	78.4	543	0.09	10.03	7.82
1320 Wyckoff Avenue	1986	20,336	100.0	178	0.03	8.75	8.26
1324 Wyckoff Avenue	1987	21,168	100.0	231	0.04	10.91	9.12
Passaic County
Totowa
1 Center Court	1999	38,961	100.0	537	0.09	13.78	12.45
2 Center Court	1998	30,600	99.3	396	0.07	13.03	11.49
11 Commerce Way	1989	47,025	100.0	577	0.10	12.27	11.53
20 Commerce Way	1992	42,540	100.0	455	0.08	10.70	9.47
29 Commerce Way	1990	48,930	100.0	711	0.12	14.53	11.51
40 Commerce Way	1987	50,576	72.1	478	0.08	13.11	11.87
45 Commerce Way	1992	51,207	96.4	559	0.09	11.32	8.83
60 Commerce Way	1988	50,333	100.0	488	0.08	9.70	8.23
80 Commerce Way	1996	22,500	100.0	269	0.05	11.96	10.89
100 Commerce Way	1996	24,600	66.9	294	0.05	17.86	16.28
120 Commerce Way	1994	9,024	100.0	126	0.02	13.96	12.74
140 Commerce Way	1994	26,881	99.5	374	0.06	13.98	12.82

Total New Jersey Office/Flex		2,189,531	91.4	19,365	3.28	9.68	8.10

NEW YORK
Westchester County
Elmsford
11 Clearbrook Road	1974	31,800	100.0	468	0.08	14.72	12.99
75 Clearbrook Road	1990	32,720	100.0	648	0.11	19.80	18.70
125 Clearbrook Road	2002	33,000	100.0	712	0.12	21.58	17.94
150 Clearbrook Road	1975	74,900	100.0	1,043	0.18	13.93	12.64
175 Clearbrook Road	1973	98,900	100.0	1,596	0.27	16.14	14.96
200 Clearbrook Road	1974	94,000	98.8	1,210	0.20	13.03	11.93
250 Clearbrook Road	1973	155,000	97.3	1,491	0.25	9.89	8.96
50 Executive Boulevard	1969	45,200	91.8	489	0.08	11.78	10.48
77 Executive Boulevard	1977	13,000	100.0	227	0.04	17.46	16.54
85 Executive Boulevard	1968	31,000	99.4	561	0.09	18.21	15.58
300 Executive Boulevard	1970	60,000	100.0	633	0.11	10.55	9.52
350 Executive Boulevard	1970	15,400	98.8	270	0.05	17.75	16.76
399 Executive Boulevard	1962	80,000	100.0	78	0.01	0.98	0.54
400 Executive Boulevard	1970	42,200	100.0	688	0.12	16.30	14.45
500 Executive Boulevard	1970	41,600	94.3	614	0.10	15.65	13.77

Office/Flex Properties
(Continued)

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/08 (%)(a)	2008 Base Rent ($000's) (b)(c)	Percentage of Total 2008 Base Rent (%)	2008 Average Base Rent Per Sq. Ft. ($)(c)(d)	2008 Average Effective Rent Per Sq. Ft. ($)(c)(e)
525 Executive Boulevard	1972	61,700	100.0	817	0.14	13.24	12.14
1 Westchester Plaza	1967	25,000	100.0	339	0.06	13.56	12.88
2 Westchester Plaza	1968	25,000	100.0	525	0.09	21.00	19.56
3 Westchester Plaza	1969	93,500	50.4	590	0.10	12.52	10.72
4 Westchester Plaza	1969	44,700	92.6	653	0.11	15.78	13.72
5 Westchester Plaza	1969	20,000	100.0	298	0.05	14.90	13.70
6 Westchester Plaza	1968	20,000	100.0	280	0.05	14.00	12.65
7 Westchester Plaza	1972	46,200	100.0	748	0.13	16.19	16.00
8 Westchester Plaza	1971	67,200	100.0	985	0.17	14.66	12.96
Hawthorne
200 Saw Mill River Road	1965	51,100	92.0	649	0.11	13.80	12.38
4 Skyline Drive	1987	80,600	92.2	1,349	0.23	18.15	15.41
5 Skyline Drive	1980	124,022	99.3	1,770	0.30	14.37	12.69
6 Skyline Drive	1980	44,155	100.0	376	0.06	8.52	8.47
8 Skyline Drive	1985	50,000	98.7	877	0.15	17.77	12.64
10 Skyline Drive	1985	20,000	84.4	326	0.05	19.31	14.69
11 Skyline Drive	1989	45,000	100.0	804	0.14	17.87	17.04
12 Skyline Drive	1999	46,850	100.0	796	0.13	16.99	13.19
15 Skyline Drive	1989	55,000	100.0	1,075	0.18	19.55	16.49
Yonkers
100 Corporate Boulevard	1987	78,000	98.3	1,485	0.25	19.37	18.18
200 Corporate Boulevard South	1990	84,000	99.8	1,343	0.23	16.02	15.44
4 Executive Plaza	1986	80,000	100.0	1,385	0.23	17.31	14.28
6 Executive Plaza	1987	80,000	100.0	1,374	0.23	17.18	15.75
1 Odell Plaza	1980	106,000	99.9	1,435	0.24	13.55	12.76
3 Odell Plaza	1984	71,065	100.0	1,597	0.27	22.47	20.84
5 Odell Plaza	1983	38,400	89.2	456	0.08	13.31	12.09
7 Odell Plaza	1984	42,600	93.3	792	0.13	19.93	18.62

Total New York Office/Flex		2,348,812	96.4	33,852	5.72	14.95	13.40

CONNECTICUT
Fairfield County
Stamford
419 West Avenue	1986	88,000	100.0	1,370	0.23	15.57	13.92
500 West Avenue	1988	25,000	100.0	410	0.07	16.40	14.40
550 West Avenue	1990	54,000	100.0	855	0.14	15.83	15.72
600 West Avenue	1999	66,000	100.0	804	0.14	12.18	11.62
650 West Avenue	1998	40,000	100.0	686	0.12	17.15	16.10

Total Connecticut Office/Flex		273,000	100.0	4,125	0.70	15.11	14.08

TOTAL OFFICE/FLEX PROPERTIES		4,811,343	94.3	57,342	9.70	12.64	11.10

Industrial/Warehouse, Retail and Land Lease Properties

Property Location	Year Built	Net Rentable Area (Sq. Ft.)	Percentage Leased as of 12/31/08 (%)(a)	2008 Base Rent ($000's) (b)(c)	Percentage of Total 2008 Base Rent (%)	2008 Average Base Rent Per Sq. Ft. ($)(c)(d)	2008 Average Effective Rent Per Sq. Ft. ($)(c)(e)
NEW YORK
Westchester County
Elmsford
1 Warehouse Lane	1957	6,600	100.0	86	0.01	13.03	12.73
2 Warehouse Lane	1957	10,900	100.0	164	0.03	15.05	14.59
3 Warehouse Lane	1957	77,200	100.0	337	0.06	4.37	4.03
4 Warehouse Lane	1957	195,500	96.7	2,010	0.34	10.63	9.67
5 Warehouse Lane	1957	75,100	81.4	924	0.16	15.11	13.41
6 Warehouse Lane	1982	22,100	100.0	512	0.09	23.17	21.99

Total Industrial/Warehouse Properties		387,400	94.7	4,033	0.69	10.99	10.05

Westchester County
Tarrytown
230 White Plains Road	1984	9,300	100.0	195	0.03	20.97	19.68
Yonkers
2 Executive Boulevard	1986	8,000	100.0	225	0.04	28.13	28.13

Total Retail Properties		17,300	100.0	420	0.07	24.28	23.58

Westchester County
Elmsford
700 Executive Boulevard	—	—	—	114	0.02	—	—
Yonkers
1 Enterprise Boulevard	—	—	—	185	0.03	—	—

Total Land Leases		—	—	299	0.05	—	—

TOTAL PROPERTIES		29,245,361	91.3	593,898	100.00	22.24	19.54

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2008 aggregating 67,473 square feet (representing 0.2 percent of the Company's total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for 2008, determined in accordance with generally accepted accounting principles ("GAAP"). Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(c)
Excludes space leased by the Company.

(d)
Base rent for 2008 divided by net rentable square feet leased at December 31, 2008.

(e)
Total base rent for 2008 minus total 2008 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2008.

PERCENTAGE LEASED

        The following table sets forth the year-end percentages of square feet leased in the Company's stabilized operating Consolidated Properties for the last five years:

December 31,	Percentage of Square Feet Leased (%)(a)
2008	91.3
2007	92.7
2006	92.0
2005	91.0
2004	91.2

    (a)
    Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.

SIGNIFICANT TENANTS

        The following table sets forth a schedule of the Company's 50 largest tenants for the Consolidated Properties as of December 31, 2008 based upon annualized base rental revenue:

	Number of Properties	Annualized Base Rental Revenue($)(a)	Percentage of Company Annualized Base Rental Revenue(%)	Square Feet Leased	Percentage Total Company Leased Sq. Ft.(%)	Year of Lease Expiration
National Union Fire Insurance	4	14,331,708	2.4	532,278	2.0	2019	(b)
Citigroup Global Markets, Inc.	6	14,170,242	2.4	462,077	1.8	2018	(c)
DB Services New Jersey, Inc.	2	10,905,426	1.8	402,068	1.5	2017
New Cingular Wireless PCS, LLC	3	8,995,940	1.5	405,530	1.5	2014	(d)
United States Of America-GSA	11	8,926,642	1.5	283,685	1.1	2017	(e)
Keystone Mercy Health Plan	2	8,761,006	1.5	303,149	1.2	2020
Prentice-Hall, Inc.	1	7,694,097	1.3	474,801	1.8	2014
Forest Research Institute, Inc.	2	7,463,777	1.3	202,857	0.8	2017	(f)
ICAP Securities USA, LLC	1	6,236,408	1.0	159,834	0.6	2017
Toys 'R' Us—NJ, Inc.	1	6,152,682	1.0	242,518	0.9	2012
Lehman Brothers Holdings, Inc.	1	5,835,986	1.0	270,063	1.0	2018	(g)
Daiichi Sankyo, Inc.	2	5,783,186	1.0	180,807	0.7	2022	(h)
TD Ameritrade Online Holdings	1	5,766,149	1.0	184,222	0.7	2015
Morgan Stanley & Co., Inc.	4	5,637,926	0.9	370,113	1.4	2016	(i)
Allstate Insurance Company	10	5,418,363	0.9	226,059	0.9	2017	(j)
KPMG, LLP	3	5,232,195	0.9	187,994	0.7	2014	(k)
Credit Suisse (USA), Inc.	1	5,212,307	0.9	153,464	0.6	2012	(l)
Merrill Lynch Pierce Fenner	2	5,108,037	0.9	298,640	1.1	2017	(m)
IBM Corporation	3	5,007,630	0.8	310,263	1.2	2012	(n)
National Financial Services	1	4,798,621	0.8	112,964	0.4	2012
Montefiore Medical Center	5	4,385,180	0.7	211,414	0.8	2019	(o)
Samsung Electronics America	1	4,184,278	0.7	150,050	0.6	2010
Vonage America, Inc.	1	3,934,000	0.7	350,000	1.3	2017
Bank Of Tokyo-Mitsubishi, Ltd.	1	3,872,785	0.7	137,076	0.5	2019
AT&T Corp.	1	3,805,000	0.6	275,000	1.0	2014
Wyndham Worldwide Corporation	1	3,773,775	0.6	150,951	0.6	2009
Arch Insurance Company	1	3,685,118	0.6	106,815	0.4	2024
SSB Realty, LLC	1	3,492,830	0.6	114,519	0.4	2009
American Institute of Certified Public Accountants	1	3,455,040	0.6	142,953	0.5	2012
Wyndham Worldwide Operations	1	3,211,626	0.5	145,983	0.6	2011
E*Trade Financial Corporation	1	3,124,160	0.5	106,573	0.4	2022
Dow Jones & Company, Inc.	1	3,057,773	0.5	92,312	0.4	2012
SunAmerica Asset Management	1	2,958,893	0.5	69,621	0.3	2018
United States Life Insurance Co.	1	2,880,000	0.5	180,000	0.7	2013
Shaw Facilities, Inc.	3	2,828,059	0.5	138,095	0.5	2015	(p)
Oppenheimer & Co., Inc.	1	2,808,712	0.5	104,008	0.4	2013
Tullett Prebon Holdings Corp.	1	2,787,758	0.5	113,041	0.4	2023	(q)
High Point Safety & Insurance	2	2,760,561	0.5	116,889	0.4	2020
Moody's Advisors, Inc.	1	2,671,149	0.4	91,344	0.3	2011	(r)
AAA Mid-Atlantic, Inc.	2	2,523,550	0.4	129,784	0.5	2022	(s)
Bunge Management Services, Inc.	2	2,499,661	0.4	70,283	0.3	2013	(t)
Regus Business Centre Corp.	2	2,488,274	0.4	79,805	0.3	2011
J.P. Morgan Chase Bank, N.A.	4	2,478,137	0.4	94,010	0.4	2014	(u)
New Jersey Turnpike Authority	1	2,455,463	0.4	100,223	0.4	2017
Tradeweb Markets, LLC	1	2,453,235	0.4	64,976	0.2	2017
Natixis North America, Inc.	1	2,408,679	0.4	83,629	0.3	2021
Movado Group, Inc	1	2,317,604	0.4	93,907	0.4	2013	(v)
Nextel of New York, Inc.	2	2,225,875	0.4	97,435	0.4	2014	(w)
UBS Financial Services, Inc.	3	2,207,612	0.4	82,092	0.3	2016	(x)
Barr Laboratories, Inc.	1	2,119,597	0.4	89,510	0.3	2015

Totals		237,292,712	39.9	9,545,684	36.2

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)
Annualized base rental revenue is based on actual December, 2008 billings times 12. For leases whose rent commences after January 1, 2009, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
394,849 square feet expire in 2012; 20,311 square feet expire in 2013; 117,118 square feet expire 2019.

(c)
38,196 square feet expire in 2009; 330,900 square feet expire in 2010; 26,834 square feet expire in 2014; 26,262 square feet expire in 2016; 39,885 square feet expire in 2018.

(d)
333,145 square feet expire in 2013; 72,385 square feet expire in 2014.

(e)
7,008 square feet expire in 2009; 4,950 square feet expire in 2010; 9,901 square feet expire in 2011; 11,216 square feet expire in 2012; 58,392 square feet expire in 2013; 4,879 square feet expire in 2014; 180,729 square feet expire in 2015; 6,610 square feet expire in 2017.

(f)
22,785 square feet expire in 2009; 180,072 square feet expire in 2017.

(g)
198,559 square feet expire in 2010; 71,504 square feet expire in 2018.

(h)
8,907 square feet expire in 2013; 171,900 square feet expire in 2022.

(i)
7,000 square feet expire in 2009; 306,170 square feet expire in 2013; 29,654 square feet expire in 2015; 27,289 square feet expire in 2016.

(j)
12,823 square feet expire in 2009; 46,555 square feet expire in 2010; 83,693 square feet expire in 2011; 29,005 square feet expire in 2013; 53,983 square feet expire in 2017.

(k)
46,440 square feet expire in 2009; 57,204 square feet expire in 2010; 77,381 square feet expire in 2012; 6,969 square feet expire in 2014.

(l)
71,511 square feet expire in 2011; 81,953 square feet expire in 2012.

(m)
4,451 square feet expire in 2009; 294,189 square feet expire in 2017.

(n)
61,864 square feet expire in 2010; 248,399 square feet expire in 2012.

(o)
6,800 square feet expire in 2009; 5,850 square feet expire in 2014; 7,200 square feet expire in 2016; 30,872 square feet expire in 2017; 36,385 square feet expire in 2018; 124,307 square feet expire in 2019.

(p)
39,060 square feet expire in 2013; 99,035 square feet expire in 2015.

(q)
12,282 square feet expire in 2011; 100,759 square feet expire in 2023.

(r)
43,344 square feet expire in 2009; 36,193 square feet expire in 2010; 11,807 square feet expire in 2011.

(s)
9,784 square feet expire in 2017; 120,000 square feet expire in 2022.

(t)
19,500 square feet expire in 2009; 50,783 square feet expire in 2013.

(u)
73,480 square feet expire in 2009; 4,650 square feet expire in 2010; 15,880 square feet expire in 2014.

(v)
3,857 square feet expire in 2009; 90,050 square feet expire in 2013.

(w)
62,435 square feet expire in 2010; 35,000 square feet expire in 2014.

(x)
21,554 square feet expire in 2010; 23,373 square feet expire in 2013; 37,165 square feet expire in 2016.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

        The following table sets forth a schedule of lease expirations for the total of the Company's office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2009, assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring(a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)		Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($)(b)	Average Annual Base Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2009(c)	269	1,713,681		6.5	40,126,762	23.42	6.8
2010	390	2,947,966		11.2	68,767,516	23.33	11.6
2011	388	3,435,293		13.1	78,888,087	22.96	13.3
2012	286	2,810,697		10.7	65,735,117	23.39	11.1
2013	303	3,567,714		13.6	76,215,519	21.36	12.8
2014	195	2,201,238		8.4	47,378,305	21.52	8.0
2015	116	2,461,226		9.4	53,308,090	21.66	9.0
2016	87	1,090,155		4.1	22,521,871	20.66	3.8
2017	78	2,322,911		8.9	55,648,059	23.96	9.3
2018	56	1,012,568		3.9	24,895,835	24.59	4.2
2019	42	932,709		3.6	18,787,008	20.14	3.1
2020 and thereafter	41	1,742,871		6.6	41,887,946	24.03	7.0

Totals/Weighted Average	2,251	26,239,029	(d)	100.0	594,160,115	22.64	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2008 billings times 12. For leases whose rent commences after January 1, 2009, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)
Includes leases expiring December 31, 2008 aggregating 58,223 square feet and representing annualized rent of $1,429,664 for which no new leases were signed.

(d)
Reconciliation to Company's total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	26,239,029
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	466,741
Square footage unleased	2,539,591

Total net rentable square footage (does not include land leases)	29,245,361

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

        The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2009, assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring(a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)		Percentage Of Total Leased Square Feet Represented By Expiring Leases (%)	Annualized Base Rental Revenue Under Expiring Leases ($)(b)	Average Annual Base Rent Per Net Rentable Square Foot Represented By Expiring Leases ($)	Percentage Of Annual Base Rent Under Expiring Leases (%)
2009	213	1,341,499		6.3	34,811,961	25.95	6.6
2010	298	2,226,112		10.4	58,715,332	26.38	11.1
2011	318	2,876,619		13.5	72,110,314	25.07	13.6
2012	212	2,175,585		10.2	57,369,693	26.37	10.9
2013	231	2,753,360		12.9	65,280,127	23.71	12.3
2014	150	1,764,835		8.3	42,074,527	23.84	8.0
2015	101	2,243,331		10.5	51,009,849	22.74	9.6
2016	72	759,683		3.6	18,185,916	23.94	3.4
2017	64	2,158,505		10.1	52,944,903	24.53	10.0
2018	36	754,954		3.5	21,220,087	28.11	4.0
2019	27	588,962		2.8	14,040,808	23.84	2.7
2020 and thereafter	39	1,686,536		7.9	41,173,661	24.41	7.8

Totals/Weighted Average	1,761	21,329,981	(c)	100.0	528,937,178	24.80	100.0

(a)
Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2008 billings times 12. For leases whose rent commences after January 1, 2009, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)
Includes leases expiring December 31, 2008 aggregating 41,559 square feet and representing annualized rent of $1,197,188 for which no new leases were signed..

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

        The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2009, assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring(a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)		Percentage Of Total Leased Square Feet Represented By Expiring Leases(%)	Annualized Base Rental Revenue Under Expiring Leases($)(b)	Average Annual Base Rent Per Net Rentable Square Foot Represented By Expiring Leases($)	Percentage Of Annual Base Rent Under Expiring Leases(%)
2009	55	362,882		8.0	5,119,801	14.11	8.4
2010	90	688,904		15.2	9,641,084	13.99	15.9
2011	69	551,074		12.2	6,682,773	12.13	11.0
2012	73	628,474		13.9	8,301,036	13.21	13.7
2013	61	660,049		14.6	9,562,808	14.49	15.7
2014	42	405,858		9.0	4,691,228	11.56	7.7
2015	15	217,895		4.8	2,298,241	10.55	3.8
2016	13	195,390		4.3	2,917,594	14.93	4.8
2017	14	164,406		3.6	2,703,156	16.44	4.4
2018	19	249,614		5.5	3,450,748	13.82	5.7
2019	15	343,747		7.6	4,746,200	13.81	7.8
2020 and thereafter	2	56,335		1.3	714,285	12.68	1.1

Totals/Weighted Average	468	4,524,628	(c)	100.0	60,828,954	13.44	100.0

(a)
Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2008 billings times 12. For leases whose rent commences after January 1, 2009, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above. Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(c)
Includes leases expiring December 31, 2008 aggregating 16,664 square feet and representing annualized rent of $232,476 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

        The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2009, assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring(a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases(%)	Annualized Base Rental Revenue Under Expiring Leases($)(b)	Average Annual Base Rent Per Net Rentable Square Foot Represented By Expiring Leases($)	Percentage Of Annual Base Rent Under Expiring Leases(%)
2010	2	32,950	9.0	411,100	12.48	10.3
2011	1	7,600	2.1	95,000	12.50	2.4
2012	1	6,638	1.8	64,388	9.70	1.6
2013	11	154,305	42.0	1,372,584	8.90	34.6
2014	3	30,545	8.3	612,550	20.05	15.4
2016	2	135,082	36.8	1,418,361	10.50	35.7

Totals/Weighted Average	20	367,120	100.0	3,973,983	10.82	100.0

(a)
Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2008 billings times 12. For leases whose rent commences after January 1, 2009, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

        The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2009 assuming that none of the tenants exercise renewal or termination options:

Year Of Expiration	Number Of Leases Expiring(a)	Net Rentable Area Subject To Expiring Leases (Sq. Ft.)	Percentage Of Total Leased Square Feet Represented By Expiring Leases(%)	Annualized Base Rental Revenue Under Expiring Leases($)(b)	Average Annual Base Rent Per Net Rentable Square Foot Represented By Expiring Leases($)	Percentage Of Annual Base Rent Under Expiring Leases(%)
2009	1	9,300	53.8	195,000	20.97	46.4
2018	1	8,000	46.2	225,000	28.13	53.6

Totals/Weighted Average	2	17,300	100.0	420,000	24.28	100.0

(a)
Includes stand-alone retail property tenants only.

(b)
Annualized base rental revenue is based on actual December 2008 billings times 12. For leases whose rent commences after January 1, 2009 annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

        The following table lists the Company's 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

Industry Classification(a)	Annualized Base Rental Revenue ($)(b)(c)(d)	Percentage of Company Annualized Base Rental Revenue(%)	Square Feet Leased (c)(d)	Percentage of Total Company Leased Sq. Ft.(%)
Securities, Commodity Contracts & Other Financial	109,556,237	18.3	4,028,981	15.5
Insurance Carriers & Related Activities	54,445,581	9.2	2,232,752	8.6
Manufacturing	39,101,665	6.6	1,903,238	7.3
Telecommunications	30,878,765	5.2	1,652,846	6.3
Scientific Research/Development	27,225,267	4.6	1,042,572	4.0
Health Care & Social Assistance	26,210,965	4.4	1,261,848	4.8
Credit Intermediation & Related Activities	26,115,511	4.4	1,001,903	3.8
Computer System Design Services	24,727,137	4.2	1,166,996	4.4
Legal Services	23,475,533	4.0	911,400	3.5
Wholesale Trade	22,424,357	3.8	1,430,875	5.5
Other Professional	21,233,309	3.6	908,352	3.5
Accounting/Tax Prep.	18,415,549	3.1	737,618	2.8
Public Administration	16,463,841	2.8	625,452	2.4
Other Services (except Public Administration)	16,245,536	2.7	826,522	3.1
Retail Trade	15,332,211	2.6	903,338	3.4
Advertising/Related Services	15,319,667	2.6	613,511	2.3
Construction	11,316,256	1.9	509,980	1.9
Information Services	10,735,650	1.8	453,966	1.7
Arts, Entertainment & Recreation	10,138,144	1.7	636,794	2.4
Real Estate & Rental & Leasing	8,859,152	1.5	398,066	1.5
Architectural/Engineering	8,833,109	1.5	379,505	1.4
Admin & Support, Waste Mgt. & Remediation Services	8,000,799	1.3	431,165	1.6
Utilities	7,366,239	1.2	332,846	1.3
Transportation	6,673,603	1.1	361,855	1.4
Data Processing Services	6,097,582	1.0	245,431	0.9
Educational Services	5,406,123	0.9	271,621	1.0
Broadcasting	3,875,596	0.7	127,794	0.5
Publishing Industries	3,369,710	0.6	169,042	0.6
Management of Companies & Finance	3,038,119	0.5	124,089	0.5
Specialized Design Services	2,782,314	0.5	133,229	0.5
Other	10,496,588	1.7	415,442	1.6

TOTAL	594,160,115	100.0	26,239,029	100.0

(a)
The Company's tenants are classified according to the U.S. Government's North American Industrial Classification System (NAICS).

(b)
Annualized base rental revenue is based on actual December 2008 billings times 12. For leases whose rent commences after January 1, 2009, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)
Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

(d)
Includes leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2008 aggregating 67,473 square feet and representing annualized rent of $1,429,664 for which no new leases were signed.

MARKET DIVERSIFICATION

        The following table lists the Company's markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

Market (MSA)	Annualized Base Rental Revenue ($)(a)(b)(c)	Percentage Of Company Annualized Base Rental Revenue(%)	Total Property Size Rentable Area(b)(c)	Percentage Of Rentable Area (%)
Newark, NJ (Essex-Morris-Union Counties)	117,466,146	19.8	5,847,318	20.0
Jersey City, NJ	116,768,070	19.7	4,317,978	14.8
Westchester-Rockland, NY	92,751,056	15.6	4,968,420	17.0
Bergen-Passaic, NJ	91,317,222	15.4	4,602,401	15.7
Philadelphia, PA-NJ	54,862,380	9.2	3,529,994	12.1
Washington, DC-MD-VA-WV	27,234,548	4.6	1,292,807	4.4
Monmouth-Ocean, NJ	26,626,509	4.5	1,620,863	5.5
Middlesex-Somerset-Hunterdon, NJ	21,072,538	3.5	986,760	3.4
Trenton, NJ	20,132,790	3.4	956,597	3.3
New York (Manhattan)	15,614,553	2.6	524,476	1.8
Stamford-Norwalk, CT	7,825,615	1.3	452,260	1.5
Bridgeport, CT	2,488,688	0.4	145,487	0.5

Totals	594,160,115	100.0	29,245,361	100.0

(a)
Annualized base rental revenue is based on actual December 2008 billings times 12. For leases whose rent commences after January 1, 2009, annualized base rental revenue is based on the first full month's billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2008 aggregating 67,473 feet and representing annualized rent of $1,429,664 for which no new leases were signed.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        The shares of the Company's Common Stock are traded on the New York Stock Exchange ("NYSE") under the symbol "CLI."

        The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2008 and 2007, respectively:

        For the Year Ended December 31, 2008:

	High	Low	Close
First Quarter	$37.42	$28.44	$35.71
Second Quarter	$40.56	$33.67	$34.17
Third Quarter	$43.00	$31.00	$33.87
Fourth Quarter	$33.31	$13.16	$24.50

        For the Year Ended December 31, 2007:

	High	Low	Close
First Quarter	$56.52	$46.89	$47.63
Second Quarter	$50.83	$42.33	$43.49
Third Quarter	$44.98	$36.80	$41.10
Fourth Quarter	$46.51	$30.41	$34.00

        On February 5, 2009, the closing Common Stock price reported on the NYSE was $19.89 per share.

        On June 17, 2008, the Company filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the Company was in compliance with all of the listing standards of the NYSE.

HOLDERS

        On February 5, 2009, the Company had 562 common shareholders of record. This does not include beneficial owners for whom Cede & Co. or others act as nominee.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

        During the three months ended December 31, 2008, the Company issued 418,408 shares of Common Stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act. The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act. The common units were converted into an equal number of shares of Common Stock. The Company has registered the resale of such shares under the Securities Act.

DIVIDENDS AND DISTRIBUTIONS

        During the year ended December 31, 2008, the Company declared four quarterly cash dividends on its common stock and common units of $0.64 per share and per unit for each of the first to the fourth quarter, respectively. Additionally, in 2008, the Company declared quarterly preferred stock cash dividends of $50.00 per preferred share from the first to the fourth quarter.

        During the year ended December 31, 2007, the Company declared four quarterly cash dividends on its common stock and common units of $0.64 per share and per unit for each of the first to the fourth quarter, respectively. Additionally, in 2007, the Company declared quarterly preferred stock cash dividends of $50.00 per preferred share from the first to the fourth quarter.

        The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

PERFORMANCE GRAPH

        The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor's 500 Index ("S&P 500") and to the National Association of Real Estate Investment Trusts, Inc.'s Equity REIT Total Return Index ("NAREIT"). The graph assumes that the value of the investment in the Company's Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2003 and that all dividends were reinvested. The price of the Company's Common Stock on December 31, 2003 (on which the graph is based) was $41.62. The past stockholder return shown on the following graph is not necessarily indicative of future performance.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

        None.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial data on a consolidated basis for the Company. The consolidated selected operating, balance sheet and other data of the Company as of December 31, 2008, 2007, 2006, 2005 and 2004, and for the years then ended have been derived from the Company's financial statements for the respective periods.

	Year Ended December 31,
Operating Data(a) In thousands, except per share data	2008	2007	2006	2005	2004
Total revenues	$777,969	$808,350	$732,012	$591,991	$529,225
Property expenses(b)	$279,844	$270,913	$253,667	$207,558	$168,021
Direct construction costs	$37,649	$85,179	$53,602	—	—
General and administrative	$43,984	$52,162	$49,074	$32,432	$31,305
Interest expense	$128,145	$126,672	$134,964	$119,070	$109,211
Income from continuing operations	$53,726	$73,129	$84,679	$73,987	$77,977
Net income available to common shareholders	$51,726	$108,466	$142,666	$93,488	$100,453
Income from continuing operations per share—basic	$0.79	$1.06	$1.33	$1.17	$1.26
Income from continuing operations per share—diluted	$0.79	$1.06	$1.32	$1.16	$1.25
Net income per share—basic	$0.79	$1.62	$2.29	$1.52	$1.66
Net income per share—diluted	$0.79	$1.61	$2.28	$1.51	$1.65
Dividends declared per common share	$2.56	$2.56	$2.54	$2.52	$2.52
Basic weighted average shares outstanding	65,489	67,026	62,237	61,477	60,351
Diluted weighted average shares outstanding	80,648	82,500	77,901	74,189	68,743

	December 31,
Balance Sheet Data In thousands	2008	2007	2006	2005	2004
Rental property, before accumulated depreciation and amortization	$4,963,780	$4,885,429	$4,573,587	$4,491,752	$4,160,959
Rental property held for sale, net	—	—	—	—	$19,132
Total assets	$4,443,922	$4,593,202	$4,422,889	$4,247,502	$3,850,165
Total debt(c)	$2,225,475	$2,211,735	$2,159,959	$2,126,181	$1,702,300
Total liabilities	$2,484,559	$2,492,797	$2,412,762	$2,335,396	$1,877,096
Minority interests	$414,900	$457,850	$482,220	$400,819	$427,958
Stockholders' equity	$1,544,463	$1,642,555	$1,527,907	$1,511,287	$1,545,111

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

Executive Overview

        Mack-Cali Realty Corporation together with its subsidiaries, (the "Company") is one of the largest real estate investment trusts (REITs) in the United States. The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994. The Company owns or has interests in 293 properties (collectively, the "Properties"), primarily class A office and office/flex buildings, totaling approximately 33.5 million square feet, leased to approximately 2,100 tenants. The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.7 million square feet of additional commercial space.

        The Company's strategy is to be a significant real estate owner and operator in its core, high-barriers-to-entry markets, primarily in the Northeast.

        As an owner of real estate, almost all of the Company's earnings and cash flow is derived from rental revenue received pursuant to leased space at the Properties. Key factors that affect the Company's business and financial results include the following:

  •
  the general economic climate;

  •
  the occupancy rates of the Properties;

  •
  rental rates on new or renewed leases;

  •
  tenant improvement and leasing costs incurred to obtain and retain tenants;

  •
  the extent of early lease terminations;

  •
  operating expenses;

  •
  cost of capital; and

  •
  the extent of acquisitions, development and sales of real estate.

        Any negative effects of the above key factors could potentially cause a deterioration in the Company's revenue and/or earnings. Such negative effects could include: (1) failure to renew or execute new leases as current leases expire; (2) failure to renew or execute new leases with rental terms at or above the terms of in-place leases; and (3) tenant defaults.

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

        The Company's core markets continue to be weak. The percentage leased in the Company's consolidated portfolio of stabilized operating properties was 91.3 percent at December 31, 2008, as compared to 92.7 percent at December 31, 2007 and 92.0 percent at December 31, 2006. Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date. Leases that expired as of December 31, 2008, 2007 and 2006 aggregate 67,473, 146,261 and 103,477 square feet, respectively, or 0.2, 0.5 and 0.4 percentage of the net rentable square footage, respectively. Rental rates on the Company's space that was re-leased (based on first rents payable) during the year ended December 31, 2008 increased an average of 1.5 percent compared to rates that were in effect under the prior leases, as compared to a

0.2 percent decrease in 2007 and a 0.2 percent decrease in 2006. The Company believes that vacancy rates may continue to increase in some of its markets through 2009 and possibly beyond. As a result, the Company's future earnings and cash flow may continue to be negatively impacted by current market conditions.

        Deteriorating economic conditions have resulted in a reduction of the availability of financing and overall higher borrowing rates. These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses. On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Lehman leases 270,063 square feet of office space from the Company at 101 Hudson Street in Jersey City, New Jersey, which are scheduled to expire through 2018. Lehman has currently sublet 54.1 percent of its leased space to subtenants. Should Lehman's lease no longer be in effect, the subtenants would become direct tenants of the Company for the remainder of the term of their respective subleases. This would mitigate a portion of the Company's potential future loss of the Lehman lease as a result of Lehman's bankruptcy.

        The Company expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions would negatively affect the Company's future net income and cash flows and could have a material adverse effect on the Company's financial condition. In addition to the financial constraints on the Company's tenants, many of the debt capital markets that real estate companies like the Company frequently access, such as the unsecured bond market and the convertible debt market, are not currently available to the Company on terms that management believes are economically attractive. Although the Company believes that the quality of its assets and its strong balance sheet will enable it to raise capital from other sources such as traditional term or secured loans from banks, pension funds and life insurance companies, these sources are lending fewer dollars, under stricter terms and at higher borrowing rates, and there can be no assurance that the Company will be able to do so on terms that are economically attractive or at all.

        The remaining portion of this Management's Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

  •
  critical accounting policies and estimates;

  •
  results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007;

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

Rental Property:

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Interest capitalized by the Company for the years ended December 31, 2008, 2007 and 2006 was $5.8 million, $5.1, million and $6.1 million, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

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

Investments in Unconsolidated Joint Ventures, Net:

        The Company accounts for its investments in unconsolidated joint ventures for which Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46") does not apply under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

        FIN 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and the determination of which business enterprise, if any, should consolidate the VIE (the "primary beneficiary"). Generally, FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

        On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Company's estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the values estimated by management in its impairment analyses may not be realized.

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

Results From Operations

        The following comparisons for the year ended December 31, 2008 ("2008"), as compared to the year ended December 31, 2007 ("2007"), and for 2007, as compared to the year ended December 31, 2006 ("2006"), make reference to the following: (i) the effect of the "Same-Store Properties," which represents all in-service properties owned by the Company at December 31, 2006, (for the 2008 versus 2007 comparison) and which represents all in-service properties owned by the Company at December 31, 2005, (for the 2007 versus 2006 comparison), excluding properties sold or held for sale through December 31, 2008; and (ii) the effect of the "Acquired Properties," which represents all properties acquired by the Company or commencing initial operations from January 1, 2007 through December 31, 2008 (for the 2008 versus 2007 comparison) and which represent all properties acquired by the Company or commencing initial operation from January 1, 2006 through December 31, 2007 (for the 2007 versus 2006 comparison).

 Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,
			Dollar Change	Percent Change
(dollars in thousands)	2008	2007
Revenue from rental operations:
Base rents	$593,898	$575,463	$18,435	3.2%
Escalations and recoveries from tenants	109,690	104,781	4,909	4.7
Other income	20,214	22,070	(1,856)	(8.4)

Total revenues from rental operations	723,802	702,314	21,488	3.1

Property expenses:
Real estate taxes	88,001	90,895	(2,894)	(3.2)
Utilities	84,227	73,072	11,155	15.3
Operating services	107,616	106,946	670	0.6

Total property expenses	279,844	270,913	8,931	3.3

Non-property revenues:
Construction services	40,680	88,066	(47,386)	(53.8)
Real estate services	13,487	17,970	(4,483)	(24.9)

Total non-property revenues	54,167	106,036	(51,869)	(48.9)

Non-property expenses:
Direct constructions costs	37,649	85,179	(47,530)	(55.8)
General and administrative	43,984	52,162	(8,178)	(15.7)
Depreciation and amortization	194,635	183,564	11,071	6.0

Total non-property expenses	276,268	320,905	(44,637)	(13.9)

Operating Income	221,857	216,532	5,325	2.5
Other (expense) income:
Interest expense	(128,145)	(126,672)	(1,473)	(1.2)
Interest and other investment income	1,385	4,670	(3,285)	(70.3)
Equity in earnings (loss) of unconsolidated joint ventures	(39,752)	(5,918)	(33,834)	(571.7)
Minority interest in consolidated joint ventures	664	643	21	3.3
Gain on sale of investment in marketable securities	471	—	471	—
Gain on reduction of other obligations	9,063	—	9,063	—

Total other (expense) income	(156,314)	(127,277)	(29,037)	(22.8)

Income from continuing operations before minority interest in Operating Partnership	65,543	89,255	(23,712)	(26.6)
Minority interest in Operating Partnership	(11,817)	(16,126)	4,309	26.7

Income from continuing operations	53,726	73,129	(19,403)	(26.5)
Discontinued operations (net of minority interest):
Income (loss) from discontinued operations	—	1,057	(1,057)	(100.0)
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	36,280	(36,280)	(100.0)

Total discontinued operations, net	—	37,337	(37,337)	(100.0)

Net income	53,726	110,466	(56,740)	(51.4)
Preferred stock dividends	(2,000)	(2,000)	—	—

Net income available to common shareholders	$51,726	$108,466	$(56,740)	(52.3)%

        The following is a summary of the changes in revenue from rental operations and property expenses in 2008 as compared to 2007 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$18,435	3.2%	$7,882	1.4%	$10,553	1.8%
Escalations and recoveries from tenants	4,909	4.7	1,639	1.6	3,270	3.1
Other income	(1,856)	(8.4)	(1,896)	(8.5)	40	0.1

Total	$21,488	3.1%	$7,625	1.1%	$13,863	2.0%

Property expenses:
Real estate taxes	$(2,894)	(3.2)%	$(4,745)	(5.2)%	$1,851	2.0%
Utilities	11,155	15.3	10,625	14.5	530	0.8
Operating services	670	0.6	(2,287)	(2.1)	2,957	2.7

Total	$8,931	3.3%	$3,593	1.3%	$5,338	2.0%

OTHER DATA:
Number of Consolidated Properties	255		251		4
Square feet (in thousands)	29,245		28,532		713

        Base rents for the Same-Store Properties increased $7.9 million, or 1.4 percent, for 2008 as compared to 2007, due primarily to increased rental rates at certain properties in 2008 as compared to 2007. Escalations and recoveries from tenants for the Same-Store Properties increased $1.6 million, or 1.6 percent, for 2008 over 2007, due primarily to an increase in amounts recovered from tenants resulting from higher utility expenses in 2008. Other income for the Same-Store Properties decreased $1.9 million, or 8.5 percent, due primarily to a decrease in lease termination fees of $0.7 million and garage rental fees of $0.4 million for 2008 as compared to 2007.

        Real estate taxes on the Same-Store Properties decreased $4.7 million, or 5.2 percent, for 2008 as compared to 2007, due primarily to reduced assessments and real estate tax refunds on certain properties in 2008, as compared to 2007. Utilities for the Same-Store Properties increased $10.6 million, or 14.5 percent, for 2008 as compared to 2007, due primarily to increased electric rates in 2008 as compared to 2007. Operating services for the Same-Store Properties decreased $2.3 million, or 2.1 percent, due primarily to decreases in snow removal costs of $0.9 million, property insurance expense of $0.9 million, property management salaries and related labor costs of $0.7 million, in 2008 as compared to 2007.

        Construction services revenue decreased $47.4 million, or 53.8 percent, in 2008 as compared to 2007, due to lesser activity in 2008 at The Gale Company and its related businesses. Real estate services revenues decreased by $4.5 million, or 24.9 percent, for 2008 as compared to 2007, due primarily to decreases in management fee income of $2.0 million, commissions income of $1.3 million, and salary reimbursements of $1.0 million.

        Direct construction costs decreased $47.5 million, or 55.8 percent, in 2008 as compared to 2007, due primarily to lesser activity of The Gale Company and its related businesses.

        General and administrative decreased by $8.2 million, or 15.7 percent, for 2008 as compared to 2007 due primarily to decreases in salaries and related expenses of $4.9 million, state tax expenses of $2.3 million and professional fees of $1.3 million for 2008 as compared to 2007.

        Depreciation and amortization increased by $11.1 million, or 6.0 percent, for 2008 over 2007. Of this increase, $3.8 million, or 2.1 percent, was attributable to the Same-Store Properties and $7.3 million, or 3.9 percent, was due to the Acquired Properties.

        Interest expense increased $1.5 million, or 1.2 percent, for 2008 as compared to 2007. This increase was primarily as a result of higher average debt balances in 2008 as compared to 2007, partially offset by lower interest rates in 2008 as compared to 2007.

        Interest and other investment income decreased $3.3 million, or 70.3 percent, for 2008 as compared to 2007. This decrease was due primarily to lower cash balances invested in 2008.

        Equity in earnings of unconsolidated joint ventures decreased $33.8 million, or 571.7 percent, for 2008 as compared to 2007. The decrease was due primarily to the recording of impairment charges of $27.1 million in the Mack-Green joint venture, and $11.9 million in the Boston-Downtown Crossing's joint venture. These were partially offset by increased income in 2008 of $1.6 million in the Harborside South Pier joint venture, a decreased operating loss of $1.4 million in the Mack-Green joint venture, a decreased loss of $1.1 million in the Route 93 joint venture, increased income of $0.6 million in the Gale Kimball joint venture, and a decreased loss of $0.5 million in the Ramland Realty joint venture in 2008 as compared to 2007.

        The Company recognized a gain on sale of investments in marketable securities of $0.5 million in 2008.

        The Company recognized a gain on reduction of other obligations of $9.1 million in 2008 due to a change in the Company's current estimates of payables under its remaining assumed lease obligations.

        Income from continuing operations before minority interest in Operating Partnership decreased to $65.5 million in 2008 from approximately $89.2 million in 2007. The decrease of $23.7 million was due to the factors discussed above.

        Net income available to common shareholders decreased by approximately $56.8 million, or 52.3 percent, from $108.5 million in 2007 to $51.7 million in 2008. This decrease was primarily the result of realized gains on disposition of rental property of $36.3 million in 2007, a decrease in income from continuing operations before minority interest in Operating Partnership of $23.7 million and a decrease in income from discontinued operations of approximately $1.1 million as compared to 2007. These were partially offset by a decrease in minority interest in Operating Partnership of $4.3 million for 2008 as compared to 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,
			Dollar Change	Percent Change
(dollars in thousands)	2007	2006
Revenue from rental operations:
Base rents	$575,463	$532,879	$42,584	8.0%
Escalations and recoveries from tenants	104,781	90,214	14,567	16.1
Other income	22,070	21,649	421	1.9

Total revenues from rental operations	702,314	644,742	57,572	8.9

Property expenses:
Real estate taxes	90,895	85,999	4,896	5.7
Utilities	73,072	59,788	13,284	22.2
Operating services	106,946	107,880	(934)	(0.9)

Total property expenses	270,913	253,667	17,246	6.8

Non-property revenues:
Construction services	88,066	56,225	31,841	56.6
Real estate services	17,970	31,045	(13,075)	(42.1)

Total non-property revenues	106,036	87,270	18,766	21.5

Non-property expenses:
Direct constructions costs	85,179	53,602	31,577	58.9
General and administrative	52,162	49,074	3,088	6.3
Depreciation and amortization	183,564	159,096	24,468	15.4

Total non-property expenses	320,905	261,772	59,133	22.6

Operating Income	216,532	216,573	(41)	—
Other (expense) income:
Interest expense	(126,672)	(134,964)	8,292	6.1
Interest and other investment income	4,670	3,054	1,616	52.9
Equity in earnings (loss) of unconsolidated joint ventures	(5,918)	(5,556)	(362)	(6.5)
Minority interest in consolidated joint ventures	643	218	425	195.0
Gain on sale of investment in marketable securities	—	15,060	(15,060)	(100.0)
Gain on sale of investment in joint ventures	—	10,831	(10,831)	(100.0)
Gain/(loss) on sale of land and other assets	—	(416)	416	100.0

Total other (expense) income	(127,277)	(111,773)	(15,504)	(13.9)

Income from continuing operations before minority interest in Operating Partnership	89,255	104,800	(15,545)	(14.8)
Minority interest in Operating Partnership	(16,126)	(20,121)	3,995	19.9

Income from continuing operations	73,129	84,679	(11,550)	(13.6)
Discontinued operations (net of minority interest):
Income (loss) from discontinued operations	1,057	12,272	(11,215)	(91.4)
Realized gains (losses) and unrealized losses on disposition of rental property, net	36,280	47,715	(11,435)	(24.0)

Total discontinued operations, net	37,337	59,987	(22,650)	(37.8)

Net income	110,466	144,666	(34,200)	(23.6)
Preferred stock dividends	(2,000)	(2,000)	—	—

Net income available to common shareholders	$108,466	$142,666	$(34,200)	(24.0)%

        The following is a summary of the changes in revenue from rental operations and property expenses in 2007 as compared to 2006 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties
	Dollar Change	Percent Change	Dollar Change	Percent Change	Dollar Change	Percent Change
Revenue from rental operations:
Base rents	$42,584	8.0%	$19,823	3.7%	$22,761	4.3%
Escalations and recoveries from tenants	14,567	16.1	9,086	10.1	5,481	6.0
Other income	421	1.9	2,037	9.4	(1,616)	(7.5)

Total	$57,572	8.9%	$30,946	4.8%	$26,626	4.1%

Property expenses:
Real estate taxes	$4,896	5.7%	$1,660	1.9%	$3,236	3.8%
Utilities	13,284	22.2	10,878	18.2	2,406	4.0
Operating services	(934)	(0.9)	8,884	8.2	(9,818)	(9.1)

Total	$17,246	6.8%	$21,422	8.4%	$(4,176)	(1.6)%

OTHER DATA:
Number of Consolidated Properties	255		240		15
Square feet (in thousands)	29,245		27,070		2,175

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

        Construction services revenue increased $31.8 million in 2007 as compared to 2006, due to the effect of the Gale/Green transactions completed in May 2006 ("Gale/Green Transactions"). Real estate services revenues decreased by $13.1 million, or 42.1 percent, for 2007 as compared to 2006, due primarily to the contribution of the Gale facilities management business to an unconsolidated joint venture in late 2006.

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

        Gain on sale of investment in unconsolidated joint ventures amounted to $10.8 million in 2006 from the sale of the Company's interest in the G&G Martco joint venture.

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

        The Company believes that with the general downturn in the Company's markets in recent years, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2009 and possibly beyond. As a result of the potential negative effects on the Company's revenue from the overall reduced demand for office space, the Company's cash flow could be insufficient to cover increased tenant installation costs over the short-term. If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

        Financial markets have recently experienced unusual volatility and uncertainty. Liquidity has tightened in all financial markets, including the debt and equity markets. The Company's ability to fund property acquisitions or development projects, as well as its ability to repay or refinance debt maturities could be adversely affected by an inability to secure financing at reasonable terms, if at all. While the Company currently does not expect any difficulties, it is possible, in these unusual and uncertain times, that one or more lenders in the Company's revolving credit facility could fail to fund a borrowing request. Such an event could adversely affect the ability of the Company to access funds from its revolving credit facility when needed.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Lehman leases 270,063 square feet of office space from the Company at 101 Hudson Street in Jersey City, New Jersey, which are scheduled to expire through 2018. Lehman has currently sublet 54.1 percent of its leased space to subtenants. Should Lehman's lease no longer be in effect, the subtenants would become direct tenants of the Company for the remainder of the term of their respective subleases. This would mitigate a portion of the Company's potential future loss of the Lehman lease as a result of Lehman's bankruptcy.

        If economic conditions persist or deteriorate, the Company may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect the Company's future net income and cash flows and could have a material adverse effect on the Company's financial condition.

Construction Projects:

        In July 2007, the Company commenced construction on a 250,000 square-foot, class A office building, which Wyndham Worldwide pre-leased for 15 years, on a land site located in the Company's Mack-Cali Business Campus in Parsippany, New Jersey. The building is expected to be completed in the first quarter 2009 at a total estimated cost of approximately $64.8 million (of which the Company has incurred $52.5 million through December 31, 2008).

        The Company is obligated to acquire from an entity (the "Florham Entity") whose beneficial owners include Stanley C. Gale and Mark Yeager, an executive officer of the Company, a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the "Florham Park Land") for a maximum purchase price of up to $10.5 million, subject to reduction based on developable square feet approved and other conditions, with the completion of such acquisition subject to the Florham Entity obtaining final development permits and approvals and related conditions necessary to allow for office development expected to be 600,000 square feet. In the event the acquisition of the Florham Park Land does not close by May 9, 2010, subject to certain conditions, the Florham Entity will be obligated to pay certain deferred costs and an additional $1 million to the Company at that time.

        Sanofi-Aventis U.S. Inc. ("Sanofi"), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause 55 Corporate Drive II LLC, a joint venture in which the Company owns a 50 percent interest, to construct a building on the venture's vacant, developable land and has signed a lease thereof. The lease has a term of fifteen years, subject to three five-year extension options. The construction of the 205,000 square foot building, estimated to cost approximately $36 million, is not required to commence until July 1, 2009 for a July 2011 delivery; however, if Sanofi gives a Construction Start Date Acceleration Notice in accordance with the provisions of its lease, then construction shall promptly commence after the necessary permits are obtained, even if such construction start date shall occur prior to July 1, 2009. The venture will seek construction financing for the project. In any event, the venture's operating agreement provides for Mack-Cali and its partner to share equally in any future venture costs.

REIT Restrictions:

        To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders. Based upon the most recently paid quarterly common stock dividend of $0.64 per common share, in the aggregate, such distributions would equal approximately $173.9 million on an annualized basis. However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company's debt, and (b) for distributions with respect to a taxable year ending on or before December 31, 2009, our stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2009-15, 2009-4 I.R.B. 356. Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared with respect to a taxable year ending on or before December 31, 2009, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10% of the aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:

        The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $203.5 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2016. Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company's Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director). 126 of the Company's properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

        As of December 31, 2008, the Company had 238 unencumbered properties, totaling 24.8 million square feet, representing 84.9 percent of the Company's total portfolio on a square footage basis.

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

Cash Flows

        Cash and cash equivalents decreased by $3.1 million to $21.6 million at December 31, 2008, compared to $24.7 million at December 31, 2007. This decrease is comprised of the following net cash flow items:

  (1)
  $276.0 million provided by operating activities.

  (2)
  $88.5 million used in investing activities, consisting primarily of the following:

  (a)
  $91.7 million used for additions to rental property; minus

  (b)
  7.8 million used for investments in unconsolidated joint ventures; minus

  (c)
  $5.4 million received from proceeds from the sale of available for sale securities; plus

  (d)
  $4.6 million received from distributions from unconsolidated joint ventures.

  (3)
  $190.6 million used in financing activities, consisting primarily of the following:

  (a)
  $780.1 million from borrowings under the revolving credit facility; plus

  (b)
  $2.3 million from proceeds received from stock options exercised; plus

  (c)
  $240.0 million from proceeds received from mortgages; minus

  (d)
  $869.1 million used for repayments of borrowings under the Company's unsecured credit facility; minus

  (e)
  $208.5 million used for payments of dividends and distributions; minus

  (f)
  $100.2 million used for repayments of mortgages, loans payable and other obligations; minus

  (g)
  $5.2 million used for the repurchase of common stock.

Debt Financing

Summary of Debt:

        The following is a breakdown of the Company's debt between fixed and variable-rate financing as of December 31, 2008:

	Balance ($000's)	% of Total	Weighted Average Interest Rate(a)	Weighted Average Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,538,439	69.13%	6.25%	3.56
Fixed Rate Secured Debt	526,036	23.64%	6.01%	6.20
Variable Rate Unsecured Debt	161,000	7.23%	1.82%	2.48

Totals/Weighted Average:	$2,225,475	100.00%	5.87%	4.10

Debt Maturities:

        Scheduled principal payments and related weighted average annual interest rates for the Company's debt as of December 31, 2008 are as follows:

Period	Scheduled Amortization ($000's)	Principal Maturities ($000's)	Total ($000's)	Weighted Avg. Interest Rate of Future Repayments(a)
2009	$10,074	$199,724	$209,798	7.40%
2010	5,315	334,500	339,815	5.27%
2011	5,667	461,000	466,667	5.80%
2012	5,992	210,148	216,140	6.14%
2013	5,236	145,222	150,458	5.25%
Thereafter	24,004	820,260	844,264	5.82%

Sub-total	56,288	2,170,854	2,227,142	5.87%
Adjustment for unamortized debt discount/premium, net, as of December 31, 2008	(1,667)	0	(1,667)

Totals/Weighted Average	$54,621	$2,170,854	$2,225,475	5.87%

(a)
Actual weighted average LIBOR contract rates relating to the Company's outstanding debt as of December 31, 2008 of 1.27 percent was used in calculating revolving credit facility.

Senior Unsecured Notes:

        The terms of the Company's senior unsecured notes (which totaled approximately $1.5 billion as of December 31, 2008) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:

        The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million). The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise. In addition, the interest rate on outstanding borrowings (not electing the Company's competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level. As of February 5, 2009, the Company had $208 million of outstanding borrowings under its unsecured revolving credit facility.

        The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 55 basis point spread. The Company may also elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

        The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the operating partnership's unsecured debt ratings. In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership's Unsecured Debt Ratings: S&P Moody's/Fitch(a)	Interest Rate— Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No ratings or less than BBB-/Baa3/BBB-	100.0	25.0
BBB-/Baa3/BBB-	75.0	20.0
BBB/Baa2/BBB (current)	55.0	15.0
BBB+/Baa1/BBB+	42.5	15.0
A-/A3/A- or higher	37.5	12.5

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

        The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below; or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio, the maximum amount of secured indebtedness, the minimum amount of tangible net worth, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property interest coverage and certain investment limitations. The dividend restriction referred to above provides that, if an event of default has occurred and is continuing, the Company will not make any excess distributions with respect to common stock or other common equity interests except to enable the Company to continue to qualify as a REIT under the Code.

        The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"); Bank of America, N.A., as syndication agent; Scotiabanc, Inc., Wachovia Bank, National Association, and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association, Citicorp North America, Inc. and PNC Bank, National Association, as managing agents; and Bank of China, New York Branch, The Bank of New York; Chevy Chase Bank, F.S.B., The Royal Bank of Scotland PLC, Mizuho Corporate Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. (successor by merger to UFJ Bank Limited), North Fork Bank, Bank Hapoalim B.M., Comerica Bank, Chang Hwa Commercial Bank, Ltd., New York Branch, First Commercial Bank, New York Agency, Mega International Commercial Bank Co. Ltd., New York Branch, Deutsche Bank Trust Company Americas and Hua Nan Commercial Bank, New York Agency, as participants.

Money Market Loan:

        The Company entered into an agreement with JPMorgan Chase Bank to participate in a money market loan program ("Money Market Loan"). The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank ("the lender") with maturities of 30 days or less. The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing. As of December 31, 2008, the Company had no outstanding borrowings under its Money Market Loan program

Mortgages, Loans Payable and Other Obligations:

        The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company's rental properties. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

        On October 28, 2008, the Company obtained $240 million in mortgage financing from The Northwestern Mutual Life Insurance Company and New York Life Insurance Company as co-lenders. The mortgage loan, which is collateralized by its Harborside Plaza 5 office property, bears interest at a rate of 6.8 percent per annum and carries a 10-year term. Proceeds from the loan were used to pay down outstanding borrowings under the Company's unsecured revolving credit facility.

        On January 27, 2009, the Company obtained $64.5 million in mortgage financing from Guardian Life Insurance Company of America. The two mortgage loans, which are collateralized by one and three office properties located in Clark and Red Bank, New Jersey, respectively, both bear interest at a rate of 7.25 percent per annum and carry a 10-year term.

Debt Strategy:

        The Company does not intend to reserve funds to retire the Company's senior unsecured notes or its mortgages, loans payable and other obligations upon maturity. Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility. As of February 5, 2009, the Company had $208 million in outstanding borrowings under its $775 million unsecured revolving credit facility, and no outstanding borrowings under the Money Market Loan. The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2009. The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company's capital and liquidity needs in the short term. However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Company's ability to make the expected distributions discussed in "REIT Restrictions" above may be adversely affected.

        Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace. Also, spreads in the investment grade bond market have substantially widened. These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. As a result, the Company expects debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive. Moreover, the recent volatility in the financial markets, in general, will make it more difficult or costly, or even impossible, for the Company to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from its shelf registration statements as it has been able to do in the past. Accordingly, the Company may have to explore other alternatives to fund the Company's operating expenses, debt service, capital expenditures and dividends. Whereas the Company expects to be able to do so, there can be no assurance it will be successful or on what terms.

Equity Financing and Registration Statements

Equity Activity:

        The following table presents the changes in the Company's issued and outstanding shares of Common Stock and the Operating Partnership's common units from December 31, 2007 to December 31, 2008:

	Common Stock	Common Units	Total
Outstanding at December 31, 2007	65,558,073	14,985,538	80,543,611
Stock options exercised	81,675	—	81,675
Common units redeemed for Common Stock	547,807	(547,807)
Shares issued under Dividend Reinvestment and Stock Purchase Plan	9,901	—	9,901
Restricted shares issued, net of cancellations	372,829	—	372,829
Repurchase of Common Stock	(151,230)	—	(151,230)

Outstanding at December 31, 2008	66,419,055	14,437,731	80,856,786

Share Repurchase Program:

        The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company's outstanding common stock ("Repurchase Program"), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of December 31, 2008, the Company has a remaining authorization under the Repurchase Program of $46 million.

Dividend Reinvestment and Stock Purchase Plan

        The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRIP") which commenced in March 1999 under which 5.5 million shares of the Company's common stock have been reserved for future issuance. The DRIP provides for automatic reinvestment of all or a portion of a participant's dividends from the Company's shares of common stock. The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company's effective registration statement on Form S-3 filed with the Securities and Exchange Commission ("SEC") for the 5.5 million shares of the Company's common stock reserved for issuance under the DRIP.

Shelf Registration Statements:

        The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold through February 5, 2009.

        The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which no securities have been sold as of February 5, 2009.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

        The debt of the Company's unconsolidated joint ventures are generally non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has also posted a $6.7 million letter of credit in support of the Harborside South Pier joint venture, $3.4 million of which is indemnified by Hyatt Corporation, the Company's joint venture partner.

        The Company's off-balance sheet arrangements are further discussed in Note 3: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

        The following table outlines the timing of payment requirements related to the Company's debt (principal and interest), PILOT agreements, ground lease and other agreements as of December 31, 2008:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1–3 Years	4–5 Years	6–10 Years	After 10 Years
Senior unsecured notes	$1,895,910	$289,343	$598,326	$400,035	$608,206	—
Revolving credit facility	168,321	2,928	165,393	—	—	—
Mortgages, loans payable and other obligations	730,979	41,567	226,593	87,585	375,235	—
Payments in lieu of taxes (PILOT)	61,716	4,194	12,881	8,807	24,440	$11,394
Ground lease payments	36,972	517	1,503	1,030	2,298	31,624

Total	$2,893,898	$338,549	$1,004,696	$497,457	$1,010,179	$43,018

Inflation

        The Company's leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant's proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company's exposure to increases in operating costs resulting from inflation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

        We consider portions of this information, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act. Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items. Forward-looking statements can be identified by the use of words such as "may," "will," "plan," "should," "expect," "anticipate," "estimate," "continue" or comparable terminology. Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

        Among the factors about which we have made assumptions are:

  •
  risks and uncertainties affecting the general economic climate and conditions, including the impact of the general economic recession as it impacts the national and local economies, which in turn may have a negative effect on the fundamentals of our business and the financial condition of our tenants;

  •
  the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;

  •
  the extent of any tenant bankruptcies or of any early lease terminations;

  •
  our ability to lease or re-lease space at current or anticipated rents;

  •
  changes in the supply of and demand for office, office/flex and industrial/warehouse properties;

  •
  changes in interest rate levels and volatility in the security markets;

  •
  changes in operating costs;

  •
  our ability to obtain adequate insurance, including coverage for terrorist acts;

  •
  the availability of financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense;

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

        Approximately $2.0 billion of the Company's long-term debt bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2008 was LIBOR plus 55 basis points.

December 31, 2008 Debt, including current portion ($'s in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed Rate	$208,911	$339,131	$305,251	$215,934	$150,833	$844,415	$2,064,475	$1,672,684
Average Interest Rate	7.40%	5.27%	7.90%	6.14%	5.25%	5.82%	6.19%
Variable Rate			$161,000				$161,000	$151,867

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

        Management's Report on Internal Control Over Financial Reporting.    Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Company's chief executive officer and chief financial officer, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Company's internal control over financial reporting, and includes those policies and procedures that:

  (1)
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  (2)
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  (3)
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        The Company's management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, the Company's management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.    OTHER INFORMATION

        Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 will be set forth in the Company's definitive proxy statement for its annual meeting of shareholders expected to be held on June 2, 2009, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 will be set forth in the Company's definitive proxy statement for its annual meeting of shareholders expected to be held on June 2, 2009, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be set forth in the Company's definitive proxy statement for its annual meeting of shareholders expected to be held on June 2, 2009, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be set forth in the Company's definitive proxy statement for its annual meeting of shareholders expected to be held on June 2, 2009, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 will be set forth in the Company's definitive proxy statement for its annual meeting of shareholders expected to be held on June 2, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	All Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
(a) 2.	Financial Statement Schedules
Schedule III—Real Estate Investments and Accumulated Depreciation as of December 31, 2008
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Mack-Green-Gale LLC and Subsidiaries Consolidated Balance Sheets at December 31, 2008 and 2007 and Consolidated Statements of Operations, Changes in Members' Capital and Cash Flows for the years ended December 31, 2008 and 2007 and for the period from May 9, 2006 (Commencement of Operations) through December 31, 2006*
(a) 3.	Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

*
to be filed by amendment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
of Mack-Cali Realty Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries (collectively, the "Company") at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Controls Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 11, 2009

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2008	2007
ASSETS
Rental property
Land and leasehold interests	$731,086	$726,253
Buildings and improvements	3,792,186	3,753,088
Tenant improvements	431,616	397,132
Furniture, fixtures and equipment	8,892	8,956

	4,963,780	4,885,429
Less—accumulated depreciation and amortization	(1,040,778)	(907,013)

Net investment in rental property	3,923,002	3,978,416
Cash and cash equivalents	21,621	24,716
Marketable securities available for sale at fair value	—	4,839
Investments in unconsolidated joint ventures	138,495	181,066
Unbilled rents receivable, net	112,524	107,761
Deferred charges and other assets, net	212,422	246,386
Restricted cash	12,719	13,613
Accounts receivable, net of allowance for doubtful accounts of $2,319 and $1,576	23,139	36,405

Total assets	$4,443,922	$4,593,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Senior unsecured notes	$1,533,349	$1,632,547
Revolving credit facilities	161,000	250,000
Mortgages, loans payable and other obligations	531,126	329,188
Dividends and distributions payable	52,249	52,099
Accounts payable, accrued expenses and other liabilities	119,451	142,778
Rents received in advance and security deposits	54,406	51,992
Accrued interest payable	32,978	34,193

Total liabilities	2,484,559	2,492,797

Minority interests:
Operating Partnership	414,114	456,436
Consolidated joint ventures	786	1,414

Total minority interests	414,900	457,850

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000 and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized, 66,419,055 and 65,558,073 shares outstanding	664	656
Additional paid-in capital	1,905,386	1,886,467
Dividends in excess of net earnings	(386,587)	(269,521)
Accumulated other comprehensive loss	—	(47)

Total stockholders' equity	1,544,463	1,642,555

Total liabilities and stockholders' equity	$4,443,922	$4,593,202

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
REVENUES
Base rents	$593,898	$575,463	$532,879
Escalations and recoveries from tenants	109,690	104,781	90,214
Construction services	40,680	88,066	56,225
Real estate services	13,487	17,970	31,045
Other income	20,214	22,070	21,649

Total revenues	777,969	808,350	732,012

EXPENSES
Real estate taxes	88,001	90,895	85,999
Utilities	84,227	73,072	59,788
Operating services	107,616	106,946	107,880
Direct construction costs	37,649	85,179	53,602
General and administrative	43,984	52,162	49,074
Depreciation and amortization	194,635	183,564	159,096

Total expenses	556,112	591,818	515,439

Operating Income	221,857	216,532	216,573
OTHER (EXPENSE) INCOME
Interest expense	(128,145)	(126,672)	(134,964)
Interest and other investment income	1,385	4,670	3,054
Equity in earnings (loss) of unconsolidated joint ventures	(39,752)	(5,918)	(5,556)
Minority interest in consolidated joint ventures	664	643	218
Gain on reduction of other obligations	9,063	—	—
Gain on sale of investment in marketable securities	471	—	15,060
Gain on sale of investment in unconsolidated joint ventures	—	—	10,831
Gain/(loss) on sale of land and other assets	—	—	(416)

Total other (expense) income	(156,314)	(127,277)	(111,773)

Income from continuing operations before minority interest in Operating Partnership	65,543	89,255	104,800
Minority interest in Operating Partnership	(11,817)	(16,126)	(20,121)

Income from continuing operations	53,726	73,129	84,679
Discontinued operations (net of minority interest):
Income from discontinued operations	—	1,057	12,272
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	36,280	47,715

Total discontinued operations, net	—	37,337	59,987

Net income	53,726	110,466	144,666
Preferred stock dividends	(2,000)	(2,000)	(2,000)

Net income available to common shareholders	$51,726	$108,466	$142,666

Basic earnings per common share:
Income from continuing operations	$0.79	$1.06	$1.33
Discontinued operations	—	0.56	0.96

Net income available to common shareholders	$0.79	$1.62	$2.29

Diluted earnings per common share:
Income from continuing operations	$0.79	$1.06	$1.32
Discontinued operations	—	0.55	0.96

Net income available to common shareholders	$0.79	$1.61	$2.28

Dividends declared per common share	$2.56	$2.56	$2.54

Basic weighted average shares outstanding	65,489	67,026	62,237

Diluted weighted average shares outstanding	80,648	82,500	77,901

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands)

	Preferred Stock		Common Stock
							Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Par Value	Additional Paid-In Capital	Unamortized Stock Compensation			Total Stockholders' Equity	Comprehensive Income
Balance at January 1, 2006	10	$25,000	62,020	$620	$1,682,141	$(6,105)	$(189,579)	$(790)	$1,511,287	—
Reclassification upon the adoption of FASB No. 123(R)	—	—	—	—	(6,105)	6,105	—	—	—	—
Net income	—	—	—	—	—	—	144,666	—	144,666	$144,666
Preferred stock dividends	—	—	—	—	—	—	(2,000)	—	(2,000)	—
Common stock dividends	—	—	—	—	—	—	(158,862)	—	(158,862)	—
Redemption of common units for common stock	—	—	475	5	14,669	—	—	—	14,674	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	—	—	5	—	244	—	—	—	244	—
Stock options exercised	—	—	353	3	10,442	—	—	—	10,445	—
Stock options expense	—	—	—	—	465	—	—	—	465	—
Comprehensive Gain:
Unrealized holding gain on marketable securities available for sale	—	—	—	—	—	—	—	15,850	15,850	15,850
Directors Deferred comp. plan	—	—	—	—	302	—	—	—	302	—
Issuance of restricted stock	—	—	81	1	—	—	—	—	1	—
Stock Compensation	—	—	—	—	5,895	—	—	—	5,895	—
Cancellation of restricted stock	—	—	(9)	—	—	—	—	—	—	—
Reclassification adjustment for for realized gain included in net income	—	—	—	—	—	—	—	(15,060)	(15,060)	(15,060)

Balance at December 31, 2006	10	$25,000	62,925	$629	$1,708,053	—	$(205,775)	—	$1,527,907	$145,456

Net income	—	—	—	—	—	—	110,466	—	110,466	110,466
Preferred stock dividends	—	—	—	—	—	—	(2,000)	—	(2,000)	—
Common stock dividends	—	—	—	—	—	—	(172,212)	—	(172,212)	—
Common stock offering	—	—	4,650	47	251,685	—	—	—	251,732	—
Redemption of common units for common stock	—	—	472	5	14,618	—	—	—	14,623	—
Shares issued under Dividend Reinvestment and Stock										—
Purchase Plan			7	—	311	—	—	—	311	—
Stock options exercised	—	—	133	1	3,801	—	—	—	3,802	—
Stock options expense	—	—	—	—	132	—	—	—	132	—
Comprehensive Gain:
Unrealized holding gain on marketable securities available for sale	—	—	—	—	—	—	—	$(47)	(47)	(47)
Directors Deferred comp. plan	—	—	—	—	323	—	—	—	323	—
Issuance of restricted stock	—	—	113	1	2,851	—	—	—	2,852	—
Stock Compensation	—	—	—	—	3,487	—	—	—	3,487	—
Cancellation of restricted stock	—	—	—	—
Repurchase of common stock	—	—	(2,742)	(27)	(98,794)	—	—	—	(98,821)	—

Balance at December 31, 2007	10	$25,000	65,558	$656	$1,886,467	—	$(269,521)	$(47)	$1,642,555	$110,419

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

(in thousands)

	Preferred Stock		Common Stock
							Dividends in Excess of Net Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Par Value	Additional Paid-In Capital	Unamortized Stock Compensation			Total Stockholders' Equity	Comprehensive Income
Net income	—	—	—	—	—	—	53,726	—	53,726	53,726
Preferred stock dividends	—	—	—	—	—	—	(2,000)	—	(2,000)	—
Common stock dividends	—	—	—	—	—	—	(168,792)	—	(168,792)	—
Redemption of common units for common stock	—	—	547	5	16,243	—	—	—	16,248	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan			10	—	319	—	—	—	319	—
Stock options exercised	—	—	82	—	2,311	—	—	—	2,311	—
Comprehensive Gain:
Unrealized holding gain on marketable securities available for sale	—	—	—	—	—	—	—	518	518	518
Directors Deferred comp. plan	—	—	—	—	388	—	—	—	388	—
Issuance of restricted stock	—	—	375	3	1,965	—	—	—	1,968	—
Stock Compensation	—	—	—	2	2,949	—	—	—	2,951	—
Cancellation of restricted stock	—	—	(2)	—	(60)				(60)
Repurchase of common stock	—	—	(151)	(2)	(5,196)	—	—	—	(5,198)	—
Reclassification adjustment for for realized gain included in net income	—	—	—	—	—	—	—	(471)	(471)	(471)

Balance at December 31, 2008	10	$25,000	66,419	$664	$1,905,386	—	$(386,587)	—	$1,544,463	$53,773

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,726	$110,466	$144,666
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	188,729	179,705	156,987
Depreciation and amortization on discontinued operations	—	424	8,853
Stock options expense	—	132	465
Amortization of stock compensation	2,951	3,487	5,895
Amortization of deferred financing costs and debt discount	2,873	2,808	3,157
Equity in (earnings) loss of unconsolidated joint venture, net	39,752	5,918	5,556
Gain on sale of investment in unconsolidated joint ventures	—	—	(10,831)
Gain on sale of marketable securities	(471)	—	(15,060)
Gain on reduction of other obligations	(9,063)	—	—
Loss on sale of land and other assets	—	—	416
(Realized gains) unrealized losses on disposition of rental property (net of minority interest)	—	(36,280)	(47,715)
Distributions of cumulative earnings from unconsolidated joint ventures	5,784	1,875	2,302
Minority interest in Operating Partnership	11,817	16,126	20,121
Minority interest in consolidated joint ventures	(664)	(643)	(218)
Minority interest in income from discontinued operations	—	240	3,015
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(4,636)	(7,490)	(15,989)
Increase in deferred charges and other assets, net	(20,324)	(20,665)	(37,975)
Decrease (increase) in accounts receivable, net	13,266	(8,766)	3,162
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(8,950)	6,532	4,598
Increase (decrease) in rents received in advance and security deposits	2,414	6,020	(1,713)
(Decrease) increase in accrued interest payable	(1,215)	87	6,235

Net cash provided by operating activities	$275,989	$259,976	$235,927

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property, related intangibles and service companies	$(91,734)	$(382,742)	$(217,804)
Repayment of mortgage note receivable	166	159	150
Investment in unconsolidated joint ventures	(7,779)	(29,017)	(163,428)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,565	992	39,982
Proceeds from sale of investment in unconsolidated joint venture	—	575	16,324
Proceeds from sales of rental property and service company	—	57,204	338,546
Purchase of marketable securities available for sale	—	(4,884)	(11,912)
Proceeds from sale of marketable securities available for sale	5,355	—	78,609
Decrease (increase) in restricted cash	894	1,835	(6,227)

Net cash (used in) provided by investing activities	$(88,533)	$(355,878)	$74,240

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility and money market loans	$1,137,100	$539,000	$983,250
Proceeds from senior unsecured notes	(100,276)	—	199,914
Proceeds from mortgages	240,000	—	—
Repurchase of common stock	(5,198)	(98,821)	—
Repayment of revolving credit facility and money market loans	(1,226,100)	(434,000)	(1,104,643)
Repayment of mortgages, loans payable and other obligations	(28,903)	(29,038)	(160,626)
Payment of financing costs	(952)	(1,797)	(646)
Proceeds from stock options exercised	2,311	3,802	10,445
Proceeds from issuance of common stock	—	251,732	—
Payment of dividends and distributions	(208,533)	(211,483)	(197,035)

Net cash (used in) provided by financing activities	$(190,551)	$19,395	$(269,341)

Net (decrease) increase in cash and cash equivalents	$(3,095)	$(76,507)	$40,826
Cash and cash equivalents, beginning of period	24,716	101,223	60,397

Cash and cash equivalents, end of period	$21,621	$24,716	$101,223

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

        Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the "Company"), is a fully-integrated, self-administered, self-managed real estate investment trust ("REIT") providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties. As of December 31, 2008, the Company owned or had interests in 293 properties plus developable land (collectively, the "Properties"). The Properties aggregate approximately 33.5 million square feet, which are comprised of 282 buildings, primarily office and office/flex buildings totaling approximately 33.1 million square feet (which include 37 buildings, primarily office buildings aggregating approximately 4.3 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and two parcels of land leased to others. The Properties are located in six states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

        The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the "Operating Partnership") and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any. See Note 2: Significant Accounting Policies—Investments in Unconsolidated Joint Ventures, Net for the Company's treatment of unconsolidated joint venture interests. Intercompany accounts and transactions have been eliminated.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Rental Property	Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition, development and construction of rental properties are capitalized. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Included in total rental property is construction, tenant improvements and development in-progress of $143,010,000 and $126,470,000 (including land of $70,709,000 and $68,328,000) as of December 31, 2008 and 2007, respectively. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully-depreciated assets are removed from the accounts.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other intangible assets acquired include amounts for in-place lease values and tenant relationship values, which are based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with the respective tenant. Factors to be considered by management in its analysis of in-place lease values include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, management considers leasing commissions, legal and other related expenses. Characteristics considered by management in valuing tenant relationships include the nature and extent of the Company's existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals. The value of in-place leases are amortized to expense over the remaining initial terms of the respective leases. The value of tenant relationship intangibles are amortized to expense over the anticipated life of the relationships.

On a periodic basis, management assesses whether there are any indicators that the value of the Company's real estate properties held for use may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company's estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved.
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

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Investments in Unconsolidated Joint Ventures, Net
The Company accounts for its investments in unconsolidated joint ventures for which Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46") does not apply under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

FIN 46 provides guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and the determination of which business enterprise, if any, should consolidate the VIE (the "primary beneficiary"). Generally, FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

On a periodic basis, management assesses whether there are any indicators that the value of the Company's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if management's estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment. The Company's estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter management's assumptions, the values estimated by management in its impairment analyses may not be realized. See Note 3: Investments in Unconsolidated Joint Ventures.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents	All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Marketable Securities
The Company classifies its marketable securities among three categories: Held-to-maturity, trading and available-for-sale. Unrealized holding gains and losses relating to available-for-sale securities are excluded from earnings and reported as other comprehensive income (loss) in stockholders' equity until realized. A decline in the market value of any marketable security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. Any impairment would be charged to earnings and a new cost basis for the security established.

The Company received dividend income of approximately $65,000 from its holdings in marketable securities during the year ended December 31, 2008, which is included in interest and other investment income. During the year ended December 31, 2008, the Company disposed of its marketable securities and realized a gain of $471,000.
Deferred Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $2,873,000, $2,808,000 and $3,157,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
Deferred Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization. Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties. The portion of such compensation, which is capitalized and amortized, approximated $3,690,000, $4,132,000 and $3,749,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
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

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition	Base rental revenue is recognized on a straight-line basis over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management's estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements. These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs. See Note 14: Tenant Leases. Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients. Construction services revenue is recognized on the percentage of completion method. Using this method, profits are recorded on the basis of estimates of the overall profit and percentage of completion of individual contracts. A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract. This revenue recognition method involves inherent risks relating to profit and cost estimates. Real estate services revenue includes property management, facilities management, leasing commission fees and other services, and payroll and related costs reimbursed from clients. Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.
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

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income and Other Taxes	The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to corporate federal income tax (including alternative minimum tax) on net income that it currently distributes to its shareholders, provided that the Company satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income to its shareholders. The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a "TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. The Company is subject to certain state and local taxes.

The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FAS No. 109") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments regarding its tax accounting treatment. The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.
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
Dividends and Distributions Payable
The dividends and distributions payable at December 31, 2008 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (66,419,764 shares), and distributions payable to minority interest common unitholders of the Operating Partnership (14,437,731 common units) for all such holders of record as of January 6, 2009 with respect to the fourth quarter 2008. The fourth quarter 2008 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.64 per common share and unit were approved by the Board of Directors on December 9, 2008. The common stock dividends and common unit distributions payable were paid on January 12, 2009. The preferred stock dividends payable were paid on January 15, 2009.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has determined that the $2.56 dividend per common share paid during the year ended December 31, 2008 represented approximately 81 percent ordinary income, approximately 18 percent return of capital and approximately one percent capital gain to its stockholders; the $2.56 dividend per common share paid during the year ended December 31, 2007 represented 80 percent ordinary income and approximately 20 percent capital gain to its stockholders; and the $2.53 dividend per common share paid during the year ended December 31, 2006 represented approximately 81 percent ordinary income and approximately 19 percent capital gain to its stockholders.
Costs Incurred For Stock Issuances	Costs incurred in connection with the Company's stock issuances are reflected as a reduction of additional paid-in capital.
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

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In 2002, the Company adopted the provisions of FASB No. 123, and in 2006, the Company adopted the provisions of FASB No. 123(R), which did not have a material effect on the Company's financial position and results of operations. These provisions require that the estimated fair value of restricted stock ("Restricted Stock Awards") and stock options at the grant date be amortized ratably into expense over the appropriate vesting period. For the years ended December 31, 2008, 2007 and 2006, the Company recorded restricted stock and stock options expense of $4,870,000, $6,470,000 and $6,360,000, respectively.
Other Comprehensive Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        The debt of the Company's unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations, and except as otherwise indicated below.

PLAZA VIII AND IX ASSOCIATES, L.L.C.

        Plaza VIII and IX Associates, L.L.C. is a joint venture between the Company and Columbia Development Company, L.L.C. ("Columbia"). The venture was formed to acquire land for future development, located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Company's Harborside Financial Center office complex. The Company and Columbia each hold a 50 percent interest in the venture. Among other things, the partnership agreement provides for a preferred return on the Company's invested capital in the venture, in addition to the Company's proportionate share of the venture's profit, as defined in the agreement. The venture owns undeveloped land currently used as a parking facility.

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)

        On August 20, 1998, the Company entered into a joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C. The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York. In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service. The Company holds a 50 percent interest in the joint venture. The venture recorded an impairment loss of approximately $4.3 million on its rental property as of December 31, 2007. The venture had a mortgage loan collateralized by its office/flex property scheduled to mature in January 2009. On December 31, 2008, the venture transferred the deed to the lender in satisfaction of its obligations, including its mortgage with a balance of $14.7 million. The venture recorded a gain on the disposal of its office property of $7.5 million.

        The Company performed management, leasing and other services for the property when owned by the joint venture and recognized $57,000, $63,000 and $100,000 in fees for such services in the years ended December 31, 2008, 2007 and 2006, respectively.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

SOUTH PIER AT HARBORSIDE—HOTEL DEVELOPMENT

        On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation ("Hyatt") to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002. The Company owns a 50 percent interest in the venture.

        The venture has a mortgage loan with a balance as of December 31, 2008 of $68.2 million collateralized by the hotel property. The loan carries an interest rate of 6.15 percent and matures in November 2016. The venture has a loan with a balance as of December 31, 2008 of $6.7 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development. The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020. The Company has posted a $6.7 million letter of credit in support of this loan, $3.4 million of which is indemnified by Hyatt Corporation, the Company's joint venture partner.

RED BANK CORPORATE PLAZA L.L.C./RED BANK CORPORATE PLAZA II, L.L.C.

        On March 23, 2006, the Company entered into a joint venture with The PRC Group ("PRC") to form Red Bank Corporate Plaza L.L.C. The venture was formed to develop Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey. The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017. The Company holds a 50 percent interest in the venture. PRC contributed the vacant land for the development of the office building as its initial capital in the venture. The Company funded the costs of development up to the value of the land contributed by PRC of $3.5 million as its initial capital.

        On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project. The loan (with a balance as of December 31, 2008 of $20.4 million), carried an interest rate of LIBOR plus 130 basis points through March 2008. In April 2008, the interest rate was reduced to LIBOR plus 125 basis points and the maturity was extended to April 2010. The loan currently has a one-year extension option subject to certain conditions, which requires payment of a fee.

        In September 2007, the joint venture completed development of the property and placed the office building in service. The Company performs management, leasing and other services for the property owned by the joint venture and recognized $128,000 and $678,000 in fees for such services during the years ended December 31, 2008 and 2007, respectively.

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

MACK-GREEN-GALE LLC

        On May 9, 2006, as part of the Gale/Green transactions completed in May 2006, the Company entered into a joint venture, Mack-Green-Gale LLC ("Mack-Green"), with SL Green, pursuant to which Mack-Green holds a 96 percent interest in and acts as general partner of Gale SLG NJ Operating Partnership, L.P. (the "OP LP"). The Company's acquisition cost for its interest in

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Company's revolving credit facility. The OP LP owns 100 percent of entities which owned 25 office properties (the "OP LP Properties") which aggregated 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan), as well as a minor, non-controlling interest in four office properties aggregating 419,000 square feet located in Naperville, Illinois, which was subsequently sold. In December 2007, the OP LP sold its eight properties located in Troy, Michigan for $83.5 million. The venture recognized a loss of approximately $22.3 million from the sale. Included in the Company's equity in earnings in 2007 was $223,000 in loss related to the sale.

        As defined in the Mack-Green operating agreement, the Company shares decision-making equally with SL Green regarding: (i) all major decisions involving the operations of Mack-Green; and (ii) overall general partner responsibilities in operating the OP LP.

        The Mack-Green operating agreement generally provides for profits and losses to be allocated as follows:

  (i)
  99 percent of Mack-Green's share of the profits and losses from 10 specific OP LP Properties allocable to the Company and one percent allocable to SL Green;

  (ii)
  one percent of Mack-Green's share of the profits and losses from eight specific OP LP Properties and its minor interest in four office properties allocable to the Company and 99 percent allocable to SL Green; and

  (iii)
  50 percent of all other profits and losses allocable to the Company and 50 percent allocable to SL Green.

        Substantially all of the OP LP Properties are encumbered by mortgage loans with an aggregate outstanding principal balance of $276.8 million at December 31, 2008. $186.5 million of the mortgage loans bear interest at a weighted average fixed interest rate of 6.26 percent per annum and mature at various times through May 2016. $90.3 million of the mortgage loans bear interest at a floating rate of LIBOR plus 275 basis points per annum and mature in May 2009. The floating rate mortgage loans are provided by an affiliate of SL Green. Based on the venture's anticipated holding period pertaining to six of its properties encumbered by a floating-rate mortgage loan that matures on May 9, 2009, the venture believes that the carrying amounts of these properties may not be recoverable at December 31, 2008. Accordingly, as the venture determined that its carrying value of these properties exceeded the estimated fair value, it recorded an impairment charge of approximately $32.3 million on its rental property as of December 31, 2008. Included in the Company's equity in earnings (loss) at December 31, 2008 is $27 million in loss related to the impairment charge.

        The Company performs management, leasing, and construction services for the properties owned by the joint venture and recognized $5.2 million, $5.2 million and $2.1 million in income (net of $3.5 million, $3.3 million and $3.4 million in direct costs) for such services in the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company has determined that as of December 31, 2008, Mack-Green met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. The separate financial statements of Mack-Green required pursuant to Rule 3-09 of Regulation S-X shall be filed by an amendment to the

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

Company's Annual Report on Form 10-K not later than ninety (90) days from the end of the Company's fiscal year on December 31, 2008.

GE/GALE FUNDING LLC (PFV)

        The Gale agreement signed as part of the Gale/Green transactions in May 2006 provides for the Company to acquire certain ownership interests in real estate projects (the "Non-Portfolio Properties"), subject to obtaining certain third party consents and the satisfaction of various project-related and/or other conditions. Each of the Company's acquired interests in the Non-Portfolio Properties provide for the initial distributions of net cash flow solely to the Company, and thereafter an affiliate of Mr. Gale ("Gale Affiliate") has participation rights ("Gale Participation Rights") in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company's capital contributions, plus (b) an internal rate of return ("IRR") of 10 percent per annum, accruing on the date or dates of the Company's investments.

        On May 9, 2006, as part of the Gale/Green transactions, the Company acquired from a Gale Affiliate for $1.8 million a 50 percent controlling interest in GMW Village Associates, LLC ("GMW Village"). GMW Village holds a 20 percent interest in GE/Gale Funding LLC ("GE Gale"). GE Gale owns a 100 percent interest in the entity owning Princeton Forrestal Village, a mixed-use, office/retail complex aggregating 527,015 square feet and located in Plainsboro, New Jersey ("Princeton Forrestal Village" or "PFV").

        In addition to the cash consideration paid to acquire the interest, the Company provided a Gale affiliate with the Gale Participation Rights.

        The operating agreement of GE Gale, which is owned 80 percent by GEBAM, Inc., provides for, among other things, distributions of net cash flow, initially, in proportion to each member's interest and subject to adjustment upon achievement of certain financial goals, as defined in the operating agreement.

        GE Gale has a mortgage loan with a balance of $52.8 million at December 31, 2008. The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2010, with an extension option through January 9, 2011.

        The Company performs management, leasing, and other services for PFV and recognized $881,000, $1.1 million and $956,000 in income (net of $288,000, $1.6 million and $7.0 million in direct costs) for such services in the years ended December 31, 2008, 2007 and 2006, respectively.

ROUTE 93 MASTER LLC ("Route 93 Participant")/ROUTE 93 BEDFORD MASTER LLC (with the Route 93 Participant, collectively, the "Route 93 Venture")

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

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

        The Route 93 Participant is a joint venture between the Company and a Gale affiliate. Profits and losses are shared by the partners under this venture in proportion to their respective interests (83.3/16.7) until the investment yields an 11 percent IRR, then sharing will shift to 50/50.

        The Route 93 Ventures has a mortgage loan with an amount not to exceed $58.6 million, with a $43.5 million balance at December 31, 2008 collateralized by its office properties. The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs. The loan bears interest at a rate of LIBOR plus 220 basis points and matures on July 11, 2009, with two one-year extension options.

        The Company had performed services for Route 93 Master LLC and Route 93 Bedford Master LLC and recognized $45,000 and $0 in fees for such services for the years ended December 31, 2008 and 2007, respectively.

GALE KIMBALL, L.L.C.

        On June 15, 2006, the Company entered into a joint venture with a Gale Affiliate to form M-C Kimball, LLC ("M-C Kimball"). M-C Kimball was formed for the sole purpose of acquiring a Gale Affiliate's 33.33 percent membership interest in Gale Kimball, L.L.C. ("Gale Kimball"), an entity holding a 25 percent interest in 100 Kimball Drive LLC ("100 Kimball"), which developed and placed in service a 175,000 square foot office property that has been substantially pre-leased to a single tenant, located at 100 Kimball Drive, Parsippany, New Jersey (the "Kimball Property").

        The operating agreement of M-C Kimball provides, among other things, for the Gale Participation Rights (of which Mark Yeager, an Executive Vice President of the Company, has a direct 26 percent interest).

        Gale Kimball is owned 33.33 percent by M-C Kimball and 66.67 percent by the Hampshire Generational Fund, L.L.C. ("Hampshire"). The operating agreement of Gale Kimball provides, among other things, for the distribution of net cash flow, initially, in accordance with its members' respective membership interests and, upon achievement of certain financial conditions, 50 percent to each of the Company and Hampshire.

        100 Kimball is owned 25 percent by Gale Kimball and 75 percent by 100 Kimball Drive Realty Member LLC, an affiliate of JPMorgan ("JPM"). The operating agreement of 100 Kimball provides, among other things, for the distributions to be made in the following order:

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

  (iii)
  third, to each of JPM and Gale Kimball in proportion to their respective membership interests until each member is provided, as a result of such distributions, with an annual twelve percent compound return on the Member's Capital Contributions (as defined in the operating agreement of 100 Kimball, and excluding Preferred Equity Capital Contributions, if any); and

  (iv)
  fourth, 50 percent to each of JPM and Gale Kimball.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

        On September 21, 2007, 100 Kimball obtained a $47 million mortgage loan which bears interest at a rate of 5.95 percent and matures in September 2012.

        The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $377,000, $1.7 million and $271,000 in income (net of $1.0 million, $9.4 million and $6.6 million in direct costs) in the years ended December 31, 2008, 2007 and 2006, respectively.

55 CORPORATE PARTNERS, LLC

        On June 9, 2006, the Company entered into a joint venture with a Gale Affiliate to form 55 Corporate Partners L.L.C. ("55 Corporate"). 55 Corporate was formed for the sole purpose of acquiring from a Gale Affiliate a 50 percent interest in SLG 55 Corporate Drive II LLC ("SLG 55"), an entity presently holding a 100 percent indirect condominium interest in a vacant land parcel located in Bridgewater, New Jersey, which can accommodate development of an approximately 205,000 square foot office building (the "55 Corporate Property"). The remaining 50 percent in SLG 55 is owned by SLG Gale 55 Corporate LLC, an affiliate of SL Green Realty Corp. ("SLG Gale 55").

        In November 2007, Sanofi-Aventis U.S. Inc. ("Sanofi"), which occupies neighboring buildings, exercised its option to cause the venture to construct a building on the Property and has signed a lease thereof. The lease has a term of fifteen years, subject to three five-year extension options. The construction of the building, estimated to cost approximately $36 million, is not required to commence until July 1, 2009 for a July 2011 delivery; however, if Sanofi gives a Construction Start Date Acceleration Notice in accordance with the provisions of its lease, then construction shall promptly commence after the necessary permits are obtained, even if such construction start date shall occur prior to July 1, 2009.

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

12 VREELAND ASSOCIATES, L.L.C.

        On September 8, 2006, the Company entered into a joint venture with a Gale Affiliate to form M-C Vreeland, LLC ("M-C Vreeland"). M-C Vreeland was formed for the sole purpose of acquiring a Gale Affiliate's 50 percent membership interest in 12 Vreeland Associates, L.L.C., an entity owning an office property located at 12 Vreeland Road, Florham Park, New Jersey.

        The operating agreement of M-C Vreeland provides, among other things, for the Gale Participation Rights (of which Mr. Yeager has a direct 15 percent interest).

        The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012. The property is subject to a mortgage loan, which matures on

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

July 1, 2012, and bears interest at 6.9 percent per annum. As of December 31, 2008 the outstanding balance on the mortgage note was $7.2 million.

        Under the operating agreement of 12 Vreeland Associates, L.L.C., M-C Vreeland has a 50 percent interest, with S/K Florham Park Associates, L.L.C. (the managing member) and its affiliate holding the other 50 percent.

BOSTON-DOWNTOWN CROSSING

        On October 20, 2006, the Company formed a joint venture (the "MC/Gale JV LLC") with Gale International/426 Washington St. LLC ("Gale/426"), which, in turn, entered into a joint venture (the "Vornado JV LLC") with VNO 426 Washington Street JV LLC ("Vornado"), an affiliate of Vornado Realty LP, which was formed to acquire and redevelop the Filenes property located in the Downtown Crossing district of Boston, Massachusetts (the "Filenes Property").

        On January 25, 2007, (i) each of M-C/Gale JV LLC, Gale and Washington Street Realty Member LLC ("JPM") formed a joint venture ("JPM JV LLC"), (ii) M-C/Gale JV LLC assigned its entire 50 percent ownership interest in the Vornado JV LLC to JPM JV LLC, (iii) the Limited Liability Company Agreement of Vornado JV LLC was amended to reflect, among other things, the change in the ownership structure described in subsection (ii) above, and (iv) the Limited Liability Company Agreement of MC/Gale JV LLC was amended and restated to reflect, among other things, the change in the ownership structure described in subsection (ii) above. The Vornado JV LLC acquired the Filenes Property on January 29, 2007, for approximately $100 million.

        On or about September 16, 2008, Vornado JV LLC was reorganized in contemplation of developing and converting the Filenes property into a condominium consisting of a retail unit, an office unit, a parking unit, a hotel unit and a residential unit. Pursuant to this reorganization, (i) the Company and Gale/426 formed a new joint venture ("M-C/Gale JV II LLC") and (ii) M-C/Gale JV II LLC and Washington Street Realty Member II LLC ("JPM II") formed a new joint venture ("JPM JV II LLC") to invest in a new joint venture ("Vornado JV II LLC") with Vornado RTR DC LLC, an affiliate of Vornado Realty, LP ("Vornado II"). Following this reorganization, Vornado JV LLC owns the interests in the retail unit and the office unit (the "Filenes Office/Retail Component") and Vornado JV II LLC owns the interests in the parking unit, the hotel unit and the residential unit ("the "Filenes Hotel/Residential/Parking Component"). In connection with the foregoing, (a) the Limited Liability Company Agreement of Vornado JV LLC, as amended, was amended and restated to reflect, among other things, the change in the ownership structure described above, (b) the Limited Liability Company Agreement of JPM JV LLC was amended and restated to reflect, among other things, the change in the ownership structure described above and (c) the Limited Liability Company Agreement of M-C/Gale JV LLC was amended and restated to reflect, among other things, the change in the ownership structure described above.

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

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

II LLC, 70 percent by JPM II and managed by Gale/426, which has no ownership interest in JPM JV II LLC, and (iv) M-C/Gale JV II LLC is owned 99.99 percent by the Company and 0.01 percent by Gale/426. Thus, the Company holds approximately a 15 percent indirect ownership interest in each of Vornado JV LLC and Vornado JV II LLC and the Filenes Property.

        Distributions are made (i) by Vornado JV LLC in proportion to its members' respective ownership interests, (ii) by JPM JV LLC (a) initially, in proportion to its members' respective ownership interests until JPM's investment yields an 11 percent IRR, (b) thereafter, 60/40 to JPM and MC/Gale JV LLC, respectively, until JPM's investment yields a 15 percent IRR and (c) thereafter, 50/50 to JPM and MC/Gale JV LLC, respectively, and (iii) by MC/Gale JV LLC (w) initially, in proportion to its members' respective ownership interests until each member has received a 10 percent IRR on its investment, (x) thereafter, 65/35 to the Company and Gale/426, respectively, until the Company's investment yields a 15 percent IRR, (y) if by the time the Company receives a 15 percent IRR on its investment, Gale/426 has not done so, 100 percent to Gale/426 until Gale/426's investment yields a 15 percent IRR, and (z) thereafter, 50/50 to each of the Company and Gale/426.

        Distributions are made (i) by Vornado JV II LLC in proportion to its members' respective ownership interests, (ii) by JPM JV II LLC (a) initially, in proportion to its members' respective ownership interests until JPM II's investment yields an 11 percent IRR, (b) thereafter, 60/40 to JPM II and M-C/Gale JV II LLC, respectively, until JPM II's investment yields a 15 percent IRR and (c) thereafter, 50/50 to JPM II and M-C/Gale JV II LLC, respectively, and (iii) by M-C/Gale JV II LLC (w) initially, in proportion to its members' respective ownership interests until each member has received a 10 percent IRR on its investment, (x) thereafter, 65/35 to the Company and Gale/426, respectively, until the Company's investment yields a 15 percent IRR, (y) if by the time the Company receives a 15 percent IRR on its investment, Gale/426 has not done so, 100 percent to Gale/426 until Gale/426's investment yields a 15 percent IRR, and (z) thereafter, 50/50 to each of the Company and Gale/426.

        The joint venture currently has suspended its plans for the development of the Filenes Property which was to include approximately 1.2 million square feet consisting of office, retail, condominium apartments, hotel and a parking garage. The project is subject to governmental approvals.

        The venture recorded an impairment charge of approximately $67 million on its development project on December 31, 2008. Included in the Company's equity in earnings (loss) at December 31, 2008, is $11.9 million in loss related to the impairment charge.

NKFGMS OWNERS, LLC

        On December 28, 2006, the Company contributed its facilities management business, which was acquired on May 9, 2006 as part of the Gale/Green transactions, to a newly-formed joint venture called NKFGMS Owners, LLC. With the contribution, the Company received $600,000 in cash and a 40 percent interest in the joint venture. In connection with the Contribution, the Company recognized a loss of approximately $1.5 million. The joint venture operating agreement provided for, among other things, profits and losses generally to be allocated in proportion to each member's interest.

        On September 21, 2007, the Company sold its 40 percent interest in NKFGMS to its joint venture partner for net proceeds of $575,000, and recorded a gain of $19,000 on the sale.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

GALE JEFFERSON, L.L.C.

        On August 22, 2007, the Company entered into a joint venture with a Gale Affiliate to form M-C Jefferson, L.L.C. ("M-C Jefferson"). M-C Jefferson was formed for the sole purpose of acquiring a Gale Affiliate's 33.33 percent membership interest in Gale Jefferson, L.L.C. ("Gale Jefferson"), an entity holding a 25 percent interest in One Jefferson Road LLC ("One Jefferson"), which is developing a 100,000 square foot office property located at 1 Jefferson Road, Parsippany, New Jersey (the "Jefferson Property").

        The operating agreement of M-C Jefferson provides, among other things, for the Gale Participation Rights (of which Mark Yeager, an Executive Vice President of the Company, has a direct 26 percent interest). Gale Jefferson is owned 33.33 percent by M-C Jefferson and 66.67 percent by the Hampshire Generational Fund, L.L.C. ("Hampshire"). The operating agreements of Gale Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its member's respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member's Capital Contributions, as defined in the operating agreement and secondly, 50 percent to each of the Company and Hampshire.

        One Jefferson is owned 25 percent by Gale Jefferson and 75 percent by One Jefferson Road Realty Member LLC, an affiliate of JPMorgan ("JPM"). The operating agreement of One Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its members' respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member's Capital Contributions, as defined in the operating agreement and secondly, 50 percent to JPM and Gale Jefferson. One Jefferson has a construction loan in an amount not to exceed $21 million (with a balance of $10.3 million at December 31, 2008), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option.

        The Company performs management, leasing and other services for Gale Jefferson and recognized $286,000 and $102,000 in income (net of $9.6 million and $4.0 million in direct costs) for such services for the years ended December 31, 2008 and 2007, respectively.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

        The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2008 and 2007: (dollars in thousands)

	December 31, 2008
	Plaza VIII & IX Associates	Ramland Realty	Harborside South Pier	Red Bank Corporate Plaza I & II	Mack- Gale- Green	Princeton Forrestal Village	Route 93 Portfolio	Gale Kimball	55 Corporate	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Combined Total
Assets:
Rental property, net	$10,173	—	$62,469	$24,583	$326,912	$41,673	$56,771	$9,769	—	$14,598	—		$546,948
Other assets	1,008	$20	34,654	4,301	43,037	22,396	495	425	$17,896	789	$63,521	$4,416	192,958

Total assets	$11,181	$20	$97,123	$28,884	$369,949	$64,069	$57,266	$10,194	$17,896	$15,387	$63,521	$4,416	$739,906

Liabilities and partners'/members' capital (deficit):
Mortgages, loans payable and other obligations	—	—	$74,852	$20,416	$276,752	$52,800	$43,541	$11,750	—	$7,170	—	—	$487,281
Other liabilities	$531	—	21,652	87	21,451	5,128	985	45	—	—	$18,515	$2,578	70,972
Partners'/members' capital (deficit)	10,650	$20	619	8,381	71,746	6,141	12,740	(1,601)	$17,896	8,217	45,006	1,838	$181,653

Total liabilities and partners'/members' capital (deficit)	$11,181	$20	$97,123	$28,884	$369,949	$64,069	$57,266	$10,194	$17,896	$15,387	$63,521	$4,416	$739,906

Company's investment in unconsolidated joint ventures, net	$5,248	—	$254	$3,929	$92,110	$1,342	$4,024	—	$9,068	$8,300	$13,464	$756	$138,495

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

	December 31, 2007
	Plaza VIII & IX Associates	Ramland Realty	Harborside South Pier	Red Bank Corporate Plaza I & II	Mack- Gale- Green	Princeton Forrestal Village	Route 93 Portfolio	Gale Kimball	55 Corporate	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Combined Total
Assets:
Rental property, net	$10,787	$7,254	$65,611	$23,618	$368,028	$42,517	$57,368	$7,813	—	$7,954	—	—	$590,950
Other assets	2,250	763	17,995	2,818	52,741	25,679	3,323	1,809	$17,000	851	$81,651	$1,918	208,798

Total assets	$13,037	$8,017	$83,606	$26,436	$420,769	$68,196	$60,691	$9,622	$17,000	$8,805	$81,651	$1,918	$799,748

Liabilities and partners'/members' capital (deficit):
Mortgages, loans payable and other obligations	—	$14,771	$76,072	$18,116	$281,746	$52,800	$42,495	$10,103	—	$8,761	—	—	$504,864
Other liabilities	$532	366	6,324	132	23,809	6,847	1,809	30	—	—	$20,678	$80	60,607
Partners'/members' capital (deficit)	12,505	(7,120)	1,210	8,188	115,214	8,549	16,387	(511)	$17,000	44	60,973	1,838	234,277

Total liabilities and partners'/members' capital (deficit)	$13,037	$8,017	$83,606	$26,436	$420,769	$68,196	$60,691	$9,622	$17,000	$8,805	$81,651	$1,918	$799,748

Company's investment in unconsolidated joint ventures, net	$6,175	—	$513	$3,703	$128,107	$2,029	$4,729	—	$8,518	$7,752	$18,828	$712	$181,066

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES

        The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2008, 2007 and 2006: (dollars in thousands)

	Year Ended December 31, 2008
	Plaza VIII & IX Associates	Ramland Realty	Harborside South Pier	Red Bank Corporate Plaza I & II	Mack- Green- Gale	Princeton Forrestal Village	Route 93 Portfolio	Gale Kimball	55 Corporate	12 Vreeland	Boston- Downtown Crossings	NKFGMS Owners LLC	Gale Jefferson	Meadowlands Xanadu	G&G Martco	Combined Total
Total revenues	$1,131	$9,186	$45,783	$3,205	$51,051	$10,423	$2,770	$1,648	—	$2,188	$51	—	—	—	—	$127,436
Operating and other expenses	(183)	(1,182)	(26,772)	(868)	(53,334)	(6,552)	(3,716)	(632)	—	(72)	(33,333)	—	—	—	—	(126,644)
Depreciation and amortization	(614)	(481)	(4,919)	(593)	(20,433)	(4,885)	(1,758)	(350)	—	(511)	—	—	—	—	—	(34,544)
Interest expense	—	(203)	(4,682)	(792)	(17,381)	(3,318)	(2,443)	(700)	—	(509)	—	—	—	—	—	(30,028)

Net income	$334	$7,320	$9,410	$952	$(40,097)	$(4,332)	$(5,147)	$(34)	—	$1,096	$(33,282)	—	—	—	—	$(63,780)

Company's equity in earnings (loss) of unconsolidated joint ventures	$167	$90	$4,740	$475	$(32,354)	$(880)	$(1,154)	$455	—	$548	$(11,839)	—	—	—	—	$(39,752)

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

	Year Ended December 31, 2007
	Plaza VIII & IX Associates	Ramland Realty	Harborside South Pier	Red Bank Corporate Plaza I & II	Mack- Green- Gale	Princeton Forrestal Village	Route 93 Portfolio	Gale Kimball	55 Corporate	12 Vreeland	Boston- Downtown Crossings	NKFGMS Owners LLC	Gale Jefferson	Meadowlands Xanadu	G&G Martco	Combined Total
Total revenues	$1,015	$1,903	$43,952	$1,098	$67,113	$12,996	$2,522	$12	—	$2,280	$664	—	—	—	—	$133,555
Operating and other expenses	(174)	(5,795)	(26,706)	(238)	(53,123)	(6,529)	(3,593)	(83)	—	(65)	(688)	—	—	—	—	(96,994)
Depreciation and amortization	(616)	(727)	(5,929)	(208)	(24,751)	(3,785)	(1,652)	(118)	—	(352)	—	—	—	—	—	(38,138)
Interest expense	—	(1,047)	(4,669)	(367)	(26,706)	(4,768)	(3,428)	(323)	—	(663)	—	—	—	—	—	(41,971)

Net income	$225	$(5,666)	$6,648	$285	$(37,467)	$(2,086)	$(6,151)	$(512)	—	$1,200	$(24)	—	—	—	—	$(43,548)

Company's equity in earnings (loss) of unconsolidated joint ventures	$113	$(375)	$3,182	$143	$(6,677)	$(531)	$(2,236)	$(180)	—	$600	$(10)	$53	—	—	—	$(5,918)

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES (Continued)

	Year Ended December 31, 2006
	Plaza VIII & IX Associates	Ramland Realty	Harborside South Pier	Red Bank Corporate Plaza I & II	Mack- Green- Gale	Princeton Forrestal Village	Route 93 Portfolio	Gale Kimball	55 Corporate	12 Vreeland	Boston- Downtown Crossings	NKFGMS Owners LLC	Gale Jefferson	Meadowlands Xanadu	G&G Martco	Combined Total
Total revenues	$755	$2,058	$39,229	$15	$44,262	$9,495	$3,486	$1	—	$2,102	—	—	—	—	$5,990	$107,393
Operating and other expenses	(186)	(1,496)	(23,591)	(6)	(19,136)	(5,925)	(1,585)	—	—	(76)	—	—	—	—	(2,702)	(54,703)
Depreciation and amortization	(616)	(736)	(5,853)	—	(21,129)	(2,908)	(622)	—	—	(352)	—	—	—	—	(1,216)	(33,432)
Interest expense	—	(1,022)	(4,078)	—	(17,117)	(3,063)	(1,969)	—	—	(755)	—	—	—	—	(2,499)	(30,503)

Net income	$(47)	$(1,196)	$5,707	$9	$(13,120)	$(2,401)	$(690)	$1	—	$919	—	—	—	—	$(427)	$(11,245)

Company's equity in earnings (loss) of unconsolidated joint ventures	$(24)	$(225)	$2,820	—	$(4,945)	$(436)	$(148)	—	—	$208	—	—	—	$(1,876)	$(930)	$(5,556)

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DEFERRED CHARGES AND OTHER ASSETS

	December 31,
(dollars in thousands)	2008	2007
Deferred leasing costs	$214,887	$202,282
Deferred financing costs	23,723	22,922

	238,610	225,204
Accumulated amortization	(104,652)	(90,482)

Deferred charges, net	133,958	134,722
Notes receivable	11,443	11,610
In-place lease values, related intangible and other assets, net	33,256	64,212
Prepaid expenses and other assets, net	33,765	35,842

Total deferred charges and other assets, net	$212,422	$246,386

5. RESTRICTED CASH

        Restricted cash includes security deposits for certain of the Company's properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following: (dollars in thousands)

	December 31,
	2008	2007
Security deposits	$8,757	$8,710
Escrow and other reserve funds	3,962	4,903

Total restricted cash	$12,719	$13,613

6. DISCONTINUED OPERATIONS

        There were no discontinued operations during the year ended December 31, 2008.

        As the Company sold 1000 Bridgeport in Shelton, Connecticut; 500 West Putnam in Greenwich, Connecticut; and 100 & 200 Decadon in Egg Harbor, New Jersey; 300 Westage Business Center Drive in Fishkill, New York; 1510 Lancer Drive in Moorestown, New Jersey; a Colorado portfolio in various cities throughout Colorado; and a portfolio in San Francisco, California during the years ended December 31, 2007 and 2006, the Company has presented these assets as discontinued operations in its statements of operations for the periods presented.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DISCONTINUED OPERATIONS (Continued)

        The following tables summarize income from discontinued operations (net of minority interest) and the related realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net for the years ended December 31, 2007 and 2006: (dollars in thousands)

	Year Ended December 31,
	2007	2006
Total revenues	$3,881	$43,645
Operating and other expenses	(1,638)	(18,214)
Depreciation and amortization	(424)	(8,853)
Interest expense (net of interest income)	(522)	(1,291)
Minority interest	(240)	(3,015)

Income from discontinued operations (net of minority interest)	$1,057	$12,272

Realized gains (losses) on disposition of rental property, net	$44,414	$59,605
Unrealized losses on disposition of rental property	—	—
Minority interest	(8,134)	(11,890)

Realized gains (losses) and unrealized losses on disposition of rental property (net of minority interest), net	$36,280	$47,715

7. SENIOR UNSECURED NOTES

        A summary of the Company's senior unsecured notes as of December 31, 2008 and 2007 is as follows: (dollars in thousands)

	December 31,
			Effective Rate(a)
	2008	2007
7.250% Senior Unsecured Notes, due March 15, 2009	$199,689	$299,716	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	149,929	149,874	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,641	299,468	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,404	99,210	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	92,963	92,472	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,641	25,530	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,872	99,844	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	201,229	201,468	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,441	149,349	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,540	200,616	5.81%

Total Senior Unsecured Notes	$1,533,349	$1,632,547	6.25%

(a)
Interest rate for unsecured notes reflects effective rate of debt, including cost of treasury lock agreement (if any), offering and other transaction costs and the discount on the notes, as applicable.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SENIOR UNSECURED NOTES (Continued)

        On November 17, 2008, the Company accepted for purchase $100.3 million principal amount of its 7.25 percent Senior Unsecured Notes due March 15, 2009 (the "Notes"), validly tendered pursuant to its previously announced cash tender offer on November 6, 2008 (the "Tender Offer"). The Notes accepted for purchase represented approximately 33.4 percent of the principal amount of Notes outstanding prior to the Tender Offer. The aggregate consideration for Notes accepted for payment, including accrued and unpaid interest, was approximately $101.5 million, which was funded primarily from borrowing on the Company's revolving credit facility. The Notes purchased pursuant to the Tender Offer have been cancelled and approximately $199.7 million principal amount of the Notes remain outstanding.

8. UNSECURED REVOLVING CREDIT FACILITY

        The Company has a $775 million unsecured credit facility with a group of 23 Lenders. The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise. The interest rate on outstanding borrowings (not electing the Company's competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.

        The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than the current LIBOR plus 55 basis point spread. The Company may also elect an interest rate representing the higher of the lender's prime rate or the Federal Funds rate plus 50 basis points. The unsecured facility also requires a 15 basis point facility fee on the current borrowing capacity payable quarterly in arrears.

        The interest rate and the facility fee are subject to adjustment, on a sliding scale, based upon the Operating Partnership's unsecured debt ratings. In the event of a change in the Operating Partnership's unsecured debt rating, the interest and facility fee rates will be adjusted in accordance with the following table:

Operating Partnership's Unsecured Debt Ratings: S&P Moody's/Fitch(a)	Interest Rate— Applicable Basis Points Above LIBOR	Facility Fee Basis Points
No ratings or less than BBB-/Baa3/BBB-	100.0	25.0
BBB-/Baa3/BBB-	75.0	20.0
BBB/Baa2/BBB (current)	55.0	15.0
BBB+/Baa1/BBB+	42.5	15.0
A-/A3/A- or higher	37.5	12.5

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

        The terms of the unsecured facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness,

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. UNSECURED REVOLVING CREDIT FACILITY (Continued)

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

        The lending group for the credit facility consists of: JPMorgan Chase Bank, N.A., as administrative agent (the "Agent"); Bank of America, N.A., as syndication agent; Scotiabanc, Inc., Wachovia Bank, National Association; and Wells Fargo Bank, National Association, as documentation agents; SunTrust Bank, as senior managing agent; US Bank National Association, Citicorp North America, Inc.; and PNC Bank National Association, as managing agents; and Bank of China, New York Branch; The Bank of New York; Chevy Chase Bank, F.S.B.; The Royal Bank of Scotland PLC; Mizuho Corporate Bank, Ltd.; The Bank of Tokyo-Mitsubishi UFJ, Ltd. (Successor by merger to UFJ Bank Limited); North Fork Bank; Bank Hapoalim B.M.; Comerica Bank; Chang Hwa Commercial Bank, Ltd., New York Branch; First Commercial Bank, New York Agency; Mega International Commercial Bank Co. Ltd., New York Branch; Deutsche Bank Trust Company Americas and Hua Nan Commercial Bank, New York Agency, as participants.

        As of December 31, 2008 and 2007, the Company had outstanding borrowings of $161 million and $250 million, respectively, under its unsecured revolving credit facility.

MONEY MARKET LOAN

        The Company has an agreement with JPMorgan Chase Bank to participate in a money market loan program ("Money Market Loan"). The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less. The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing. As of December 31, 2008 and 2007, the Company had no outstanding borrowings under the Money Market Loan.

9. MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

        The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company's rental properties. As of December 31, 2008, 17 of the Company's properties, with a total book value of approximately $954 million, are encumbered by the Company's mortgages and loans payable. Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

        On October 28, 2008, the Company obtained $240 million in mortgage financing from The Northwestern Mutual Life Insurance Company and New York Life Insurance Company as co-lenders. The mortgage loan, which is collateralized by its Harborside Plaza 5 office property, bears interest at a rate of 6.8 percent per annum and carries a 10-year term. Proceeds from the loan were used to pay down outstanding borrowings under the Company's unsecured revolving credit facility.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS (Continued)

        On January 27, 2009, the Company obtained $64.5 million in mortgage financing from Guardian Life Insurance Company of America. The two mortgage loans, which are collateralized by one and three office properties located in Clark and Red Bank, New Jersey, respectively, both bear interest at a rate of 7.25 percent per annum and carry a 10-year term.

        Based on the recent expirations of a majority of the Company's acquired lease obligations incurred as part of the consideration for certain properties acquired in 2004 ("Assumed Obligations") included in mortgages, loans payable and other obligations, and the Company's current estimates of amounts expected to be payable under the remaining obligations which are scheduled to expire through May 2009, the Company recorded a reduction of these obligations of $9.1 million at December 31, 2008.

        A summary of the Company's mortgages, loans payable and other obligations as of December 31, 2008 and 2007 is as follows: (dollars in thousands)

			Principal Balance at December 31,
		Effective Interest Rate(a)
Property Name	Lender		2008	2007	Maturity
6404 Ivy Lane	Wachovia CMBS	5.58%	—	$13,029	08/01/08	(b)
Assumed Obligations	Various	4.92%	$5,090	27,657	05/01/09	(c)
Various(d)	Prudential Insurance Co.	4.84%	150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	19,188	18,968	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	17,043	17,442	12/01/12
Soundview Plaza	Morgan Stanley CMBS	6.02%	17,109	17,575	01/01/13
9200 Edmonston Road	Principal Commercial Funding, L.L.C.	5.53%	4,955	5,096	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	6,901	7,098	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	12,176	12,596	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,480	6,655	07/01/14
35 Waterview	Wachovia CMBS	6.35%	19,868	20,104	08/11/14
23 Main Street	JP Morgan CMBS	5.59%	32,521	32,968	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.80%	239,795	—	11/01/18

Total Mortgages, loans payable and other obligations:			$531,126	$329,188

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

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS (Continued)

SCHEDULED PRINCIPAL PAYMENTS

        Scheduled principal payments and related weighted average annual interest rates for the Company's senior unsecured notes (see Note 7), unsecured revolving credit facility and mortgages, loans payable and other obligations as of December 31, 2008 are as follows: (dollars in thousands)

Period	Scheduled Amortization	Principal Maturities	Total	Weighted Avg. Interest Rate of Future Repayments(a)
2009	$10,074	$199,724	$209,798	7.40%
2010	5,315	334,500	339,815	5.27%
2011	5,667	461,000	466,667	5.80%
2012	5,992	210,148	216,140	6.14%
2013	5,236	145,222	150,458	5.25%
Thereafter	24,004	820,260	844,264	5.82%

Sub-total	56,288	2,170,854	2,227,142	5.87%
Adjustment for unamortized debt discount/premium, net, as of December 31, 2008	(1,667)	—	(1,667)

Totals/Weighted Average	$54,621	$2,170,854	$2,225,475	5.87%

(a)
Actual weighted average LIBOR contract rates relating to the Company's outstanding debt as of December 31, 2008 of 1.27 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

        Cash paid for interest for the years ended December 31, 2008, 2007 and 2006 was $131,304,000, $128,678,000 and $132,904,000, respectively. Interest capitalized by the Company for the years ended December 31, 2008, 2007 and 2006 was $5,799,000, $5,101,000 and $6,058,000, respectively.

SUMMARY OF INDEBTEDNESS

        As of December 31, 2008 the Company's total indebtedness of $2,225,475,000 (weighted average interest rate of 5.87 percent) was comprised of $161,000,000 of revolving credit facility borrowings (weighted average rate of 1.82 percent) and fixed rate debt and other obligations of $2,064,475,000 (weighted average rate of 6.18 percent).

        As of December 31, 2007 the Company's total indebtedness of $2,211,735,000 (weighted average interest rate of 6.08 percent) was comprised of $250,000,000 of revolving credit facility borrowings (weighted average rate of 5.55 percent) and fixed rate debt and other obligations of $1,961,735,000 (weighted average rate of 6.15 percent).

10. MINORITY INTERESTS

        Minority interests in the accompanying consolidated financial statements relate to (i) preferred units ("Preferred Units") and common units in the Operating Partnership, held by parties other than

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. MINORITY INTERESTS (Continued)

the Company, and (ii) interests in consolidated joint ventures for the portion of such properties not owned by the Company.

OPERATING PARTNERSHIP

Preferred Units

        The Operating Partnership has one class of outstanding Preferred Units, the Series C Preferred Units, which is described as follows:

Series C

        In connection with the Company's issuance of $25 million of Series C cumulative redeemable perpetual preferred stock, the Company acquired from the Operating Partnership $25 million of Series C Preferred Units (the "Series C Preferred Units"), which have terms essentially identical to the Series C preferred stock. See Note 15: Stockholders' Equity—Preferred Stock.

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

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. MINORITY INTERESTS (Continued)

Unit Transactions

        The following table sets forth the changes in minority interest which relate to the common units in the Operating Partnership for the years ended December 31, 2008, 2007 and 2006: (dollars in thousands)

	Common Units	Common Unitholders	Total
Balance at January 1, 2006	13,650,439	$400,819	$400,819
Net income	—	35,026	35,026
Distributions	—	(38,585)	(38,585)
Issuance of common units	2,167,053	97,517	97,517
Redemption of common units for shares of common stock	(475,209)	(14,674)	(14,674)

Balance at December 31, 2006	15,342,283	$480,103	$480,103
Net income	—	24,500	24,500
Distributions	—	(38,788)	(38,788)
Issuance of common units	114,911	5,244	5,244
Redemption of common units for shares of common stock	(471,656)	(14,623)	(14,623)

Balance at December 31, 2007	14,985,538	$456,436	$456,436
Net income	—	11,817	11,817
Distributions	—	(37,891)	(37,891)
Issuance of common units	—	—	—
Redemption of common units for shares of common stock	(547,807)	(16,248)	(16,248)

Balance at December 31, 2008	14,437,731	414,114	414,114

Minority Interest Ownership

        As of December 31, 2008 and December 31, 2007, the minority interest common unitholders owned 18.6 percent and 18.5 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES

        The Company has ownership interests in certain joint ventures which it consolidates. Various entities and/or individuals hold minority interests in these ventures.

11. EMPLOYEE BENEFIT 401(k) PLANS

        Employees of the Company, other than those assigned to the Gale Company and affiliated employers, who meet certain minimum age and service requirements are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the "401(k) Plan"). Eligible employees may elect to defer from 1 percent up to 30 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law. The amounts contributed by employees are immediately vested and non-forfeitable. The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year. Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EMPLOYEE BENEFIT 401(k) PLANS (Continued)

Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company. All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year. The assets of the 401(k) Plan are held in trust and a separate account is established for each participant. A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company. Total expense recognized by the Company for the 401(k) Plan for each of the three years ended December 31, 2008, 2007 and 2006 was $471,000, $400,000 and $400,000, respectively.

        All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who attained age 20 1/2 and completed one-half year of service with a participating employer were eligible to participate in the Gale Company Employee Savings Plan (the "Gale Plan"). The Gale Plan permitted eligible employees to defer their annual compensation on a pre-tax basis, subject to certain limitations imposed by federal law. The amounts contributed by employees were immediately vested and non-forfeitable. The Gale Company or the participant's employer were able to match the employee's deferral at the rate of 50 percent of the first six percent of the employee's annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year. In addition, the Company, at management's discretion, was able to make discretionary contributions. Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years. The assets of the Gale Plan were held in trust and a separate account was established for each participant. A participant may receive a distribution of his or her vested account balance in the Gale Plan in a single sum or in installment payments or in the form of an annuity upon his or her termination of service with the Company. Effective April 1, 2007, the Gale Plan was merged into the 401(k) Plan. In accordance with the Gale/Green transactions, the Company continued to make matching contributions to former Gale Plan participants under the Gale Plan matching contribution formula through the payroll period ending May 4, 2007. Moreover, federal law requires the Company to preserve (i) the Gale Plan vesting schedule for certain Gale Plan participants with three or more years of service as of May 4, 2007 and (ii) certain benefits previously offered under the Gale Plan. Total expense recognized by the Company for the Gale Plan for the years ended December 31, 2007 and 2006 was $111,000 and $370,000, respectively.

12. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2008 and 2007. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2008 and 2007.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The fair value of the Company's long-term debt, consisting of senior unsecured notes, unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $1.8 billion as compared to the book value of approximately $2.2 billion as of December 31, 2008. The fair value of the long-term debt approximated the book value as of December 31, 2007. The fair value of the Company's long-term debt is estimated on a level 2 basis (as provided by FASB Statement No. 157), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

        Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2008 and current estimates of fair value may differ significantly from the amounts presented herein.

13. COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Harborside Financial Center

        Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes ("PILOT") on certain of its properties located in Jersey City, as follows:

    The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years. The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16. Total Project costs, as defined, are $45.5 million. The PILOT totaled $1,001,000, $1,001,000 and $910,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

    The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years. The PILOT is equal to two percent of Total Project Costs. Total Project Costs, as defined, are $159.6 million. The PILOT totaled $3.2 million for each of the years ended December 31, 2008, 2007 and 2006.

        Total Project Costs for Harborside Plaza 5 and Harborside Plaza 4-A are currently being reviewed by the City of Jersey City. The Company believes that the ultimate resolution of such reviews will not have a material adverse effect on the Company's financial condition.

        At the conclusion of the above-referenced PILOT agreements, it is expected that the properties will be assessed by the municipality and be subject to real estate taxes at the then prevailing rates.

LITIGATION

        The Company is a defendant in litigation arising in the normal course of its business activities. Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Company's financial condition taken as whole.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

GROUND LEASE AGREEMENTS

        Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2008, are as follows: (dollars in thousands)

Year	Amount
2009	$517
2010	501
2011	501
2012	501
2013	501
2014 through 2084	34,451

Total	$36,972

        Ground lease expense incurred by the Company during the years ended December 31, 2008, 2007 and 2006 amounted to $701,000, $663,000 and $698,000, respectively.

OTHER

        The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $203.5 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the "Property Lock-Ups"). The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company's Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property. The Property Lock-Ups expire periodically through 2016. Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company's Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director). 126 of the Company's properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

14. TENANT LEASES

        The Properties are leased to tenants under operating leases with various expiration dates through 2029. Substantially all of the leases provide for annual base rents plus recoveries and escalation charges

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. TENANT LEASES (Continued)

based upon the tenant's proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

        Future minimum rentals to be received under non-cancelable operating leases at December 31, 2008 are as follows: (dollars in thousands)

Year	Amount
2009	$580,443
2010	529,839
2011	465,666
2012	399,126
2013	317,692
2014 and thereafter	1,039,875

Total	$3,332,641

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

PREFERRED STOCK

        The Company has 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock issued and outstanding ("Series C Preferred Stock") in the form of 1,000,000 depositary shares ($25 stated value per depositary share). Each depositary share represents 1/100th of a share of Series C Preferred Stock.

        The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company's Board of Directors until dividends have been paid in full. At December 31, 2008, there were no dividends in arrears. The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders. The Series C Preferred Stock is essentially on an equivalent basis in priority with the Preferred Units.

        The Series C Preferred Stock is redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCKHOLDERS' EQUITY (Continued)

SHARE REPURCHASE PROGRAM

        On September 12, 2007, the Board of Directors authorized an increase to the Company's repurchase program under which the Company was permitted to purchase up to $150 million of the Company's outstanding common stock ("Repurchase Program"). The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through December 31, 2008 under the Repurchase Program. The Company has a remaining authorization to repurchase up to approximately $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

        The Company has a Dividend Reinvestment and Stock Purchase Plan (the "DRIP") which commenced in March 1999 under which 5.5 million shares of the Company's common stock have been reserved for future issuance. The DRIP provides for automatic reinvestment of all or a portion of a participant's dividends from the Company's shares of common stock. The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company's effective registration statement on Form S-3 filed with the Securities and Exchange Commission ("SEC") for the 5.5 million shares of the Company's common stock reserved for issuance under the DRIP.

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

STOCK OPTION PLANS

        In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance. No options have been granted through December 31, 2008 under this plan. In September 2000, the Company established the 2000 Employee Stock Option Plan ("2000 Employee Plan") and the Amended and Restated 2000 Director Stock Option Plan ("2000 Director Plan"). In May 2002, shareholders of the Company approved amendments to both plans to

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCKHOLDERS' EQUITY (Continued)

increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company's common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan). In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan ("Employee Plan") and the Mack-Cali Director Stock Option Plan ("Director Plan") under which a total of 5,380,188 shares (subject to adjustment) of the Company's common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan). As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans. Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period. Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year. All options were granted at the fair market value at the dates of grant and have terms of ten years. As of December 31, 2008 and December 31, 2007, the stock options outstanding had a weighted average remaining contractual life of approximately 3.3 and 4.1 years, respectively. Stock options exercisable at December 31, 2008 and December 31, 2007 had a weighted average remaining contractual life of approximately 3.5 and 4.0 years, respectively.

        Information regarding the Company's stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000's)
Outstanding at January 1, 2006	1,083,585	$29.63
Exercised	(352,699)	$29.65
Lapsed or canceled	(40,580)	$28.53

Outstanding at December 31, 2006	690,306	$29.68
Exercised	(132,770)	$28.63
Lapsed or canceled	(59,805)	$37.44

Outstanding at December 31, 2007	497,731	$29.03
Exercised	(81,675)	$28.30
Lapsed or canceled	(20,515)	$37.00

Outstanding at December 31, 2008 ($24.63—$45.47)	395,541	$28.77	$(1,689)

Options exercisable at December 31, 2007	497,731	$29.03	$2,474
Options exercisable at December 31, 2008	395,541		$(1,689)

Available for grant at December 31, 2007	4,537,574
Available for grant at December 31, 2008	4,538,294

        No stock options were granted during the years ended December 31, 2008, 2007 and 2006.

        Cash received from options exercised under all stock option plans was $2.3 million, $3.8 million and $10.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCKHOLDERS' EQUITY (Continued)

$832,000, $3.2 million and $6.2 million, respectively. The Company has a policy of issuing new shares to satisfy stock option exercises.

        The Company recognized stock options expense of $0, $132,000 and $465,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had $7.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company's stock compensation plans. That cost is expected to be recognized over a weighted average period of 3.4 years.

  STOCK COMPENSATION

        The Company has issued stock awards ("Restricted Stock Awards") to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company's common stock generally over a one to seven-year vesting period, of which 375,006 unvested shares were outstanding at December 31, 2008. Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 232,586 are contingent upon the Company meeting certain performance goals to be set by the Committee each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

        Information regarding the Restricted Stock Awards is summarized below:

	Shares	Weighted-Average Grant—Date Fair Value
Outstanding at January 1, 2006	246,944	$37.17
Granted (a)	81,034	$52.94
Vested	(102,808)	$43.72
Forfeited	(8,550)	$43.59

Outstanding at December 31, 2006	216,620	$39.78
Granted (b)	113,118	$36.29
Vested	(158,927)	$42.10

Outstanding at December 31, 2007	170,811	$35.32
Granted (c)	374,529	$30.72
Vested	(168,634)	$27.01
Forfeited	(1,700)	$35.13

Outstanding at December 31, 2008	375,006	$34.46

(a)
Included in the 81,034 Restricted Stock Awards granted in 2006 were 67,834 awards granted to the Company's five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCKHOLDERS' EQUITY (Continued)

(b)
Included in the 113,118 Restricted Stock Awards granted in 2007 were 82,518 awards granted to the Company's five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

(c)
Included in the 374,529 Restricted Stock Awards granted in 2008 were 322,609 awards granted to the Company's five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

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

        During the years ended December 31, 2008, 2007 and 2006, 12,889, 8,054 and 6,266 deferred stock units were earned, respectively. As of December 31, 2008 and 2007, there were 55,446 and 44,179 director stock units outstanding, respectively.

EARNINGS PER SHARE

        Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

        The following information presents the Company's results for the years ended December 31, 2008, 2007 and 2006 in accordance with FASB No. 128: (dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Computation of Basic EPS
Income from continuing operations	$53,726	$73,129	$84,679
Deduct: Preferred stock dividends	(2,000)	(2,000)	(2,000)

Income from continuing operations available to common shareholders	51,726	71,129	82,679
Income from discontinued operations	—	37,337	59,987

Net income available to common shareholders	$51,726	$108,466	$142,666

Weighted average common shares	65,489	67,026	62,237

Basic EPS:
Income from continuing operations	$0.79	$1.06	$1.33
Income from discontinued operations	—	0.56	0.96

Net income available to common shareholders	$0.79	$1.62	$2.29

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. STOCKHOLDERS' EQUITY (Continued)

	Year Ended December 31,
	2008	2007	2006
Computation of Diluted EPS
Income from continuing operations available to common shareholders	$51,726	$71,129	$82,679
Add: Income from continuing operations attributable to Operating Partnership—common units	11,817	16,126	20,121

Income from continuing operations for diluted earnings per share	63,543	87,255	102,800
Income from discontinued operations for diluted earnings per share	—	45,711	74,892

Net income available to common shareholders	$63,543	$132,966	$177,692

Weighted average common shares	80,648	82,500	77,901

Diluted EPS:
Income from continuing operations	$0.79	$1.06	$1.32
Income from discontinued operations	—	0.55	0.96

Net income available to common shareholders	$0.79	$1.61	$2.28

        The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Year Ended December 31,
	2008	2007	2006
Basic EPS shares	65,489	67,026	62,237
Add: Operating Partnership—common units	14,915	15,190	15,286
Stock options	95	185	310
Restricted Stock Awards	149	99	68
Stock Warrants	—	—	—

Diluted EPS Shares	80,648	82,500	77,901

        Not included in the computations of diluted EPS were 10,000, 5,000 and 0 stock options as such securities were anti-dilutive during the years ended December 31, 2008, 2007 and 2006, respectively. Also excluded from diluted EPS computations was 1,530,105 Series B Preferred Units, on an as converted basis into common units, as such securities were anti-dilutive during the year ended December 31, 2005. Unvested restricted stock outstanding as of December 31, 2008, 2007 and 2006 were 375,006, 170,811 and 216,620, respectively.

16. SEGMENT REPORTING

        The Company operates in two business segments: (i) real estate and (ii) construction services. The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio. In May 2006, in conjunction with the Company's acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company's construction services segment. The Company had no revenues from foreign countries recorded for the years ended December 31, 2008 and 2007. Included in the Company's revenues for the year ended December 31, 2006 was $4,806,000 derived from foreign countries. The Company had no long lived assets in foreign

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT REPORTING (Continued)

locations as of December 31, 2008 and 2007. The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

        The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

        Selected results of operations for the years ended December 31, 2008, 2007 and 2006 and selected asset information as of December 31, 2007 and 2006 regarding the Company's operating segments are as follows: (dollars in thousands)

	Real Estate	Construction Services	Corporate & Other(d)	Total Company
Total revenues:
2008	$734,159	$58,105	$(14,295)	$777,969
2007	716,932	97,951	(6,533)	808,350
2006	668,297	56,582	7,133	732,012
Total operating and interest expenses(a):
2008	$268,302	$56,628	$163,307	$488,237	(e)
2007	263,175	96,699	170,382	530,256	(f)
2006	257,688	55,871	174,694	488,253	(g)
Equity in earnings of unconsolidated joint ventures:
2008	$(39,752)	—	—	$(39,752)
2007	(5,918)	—	—	(5,918)
2006	(5,556)	—	—	(5,556)
Net operating income(b):
2008	$426,105	$1,477	$(177,602)	$249,980	(e)
2007	447,839	1,252	(176,915)	272,176	(f)
2006	405,053	711	(167,561)	238,203	(g)
Total assets:
2008	$4,731,929	$25,845	$(313,852)	$4,443,922
2007	4,633,500	$35,019	(75,317)	4,593,202
Total long-lived assets(c):
2008	$4,191,036	—	$(17,015)	$4,174,021
2007	4,268,260	—	(1,017)	4,267,243

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

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT REPORTING (Continued)

  (d)
  Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

  (e)
  Excludes $194,636 of depreciation and amortization.

  (f)
  Excludes $183,564 of depreciation and amortization.

  (g)
  Excludes $159,096 of depreciation and amortization.

17. RELATED PARTY TRANSACTIONS

        William L. Mack, Chairman of the Board of Directors of the Company ("W. Mack"), David S. Mack, a director of the Company, and Earle I. Mack, a former director of the Company ("E. Mack"), are the executive officers, directors and stockholders of a corporation that leases approximately 7,801 square feet at one of the Company's office properties, which is scheduled to expire in November 2011. The Company has recognized $258,000, $233,000 and $228,000 in revenue under this lease for the years ended December 31, 2008, 2007 and 2006, respectively, and had no accounts receivable from the corporation as of December 31, 2008 and 2007.

        The Company has conducted business with certain entities ("RMC Entity" or "RMC Entities"), whose principals include Timothy M. Jones, Robert F. Weinberg and Martin S. Berger, each of whom are affiliated with the Company as the former president of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively. In connection with the Company's acquisition of 65 Class A properties from The Robert Martin Company ("Robert Martin") on January 31, 1997, as subsequently modified, the Company granted Robert Martin the right to designate one seat on the Company's Board of Directors ("RM Board Seat"), which right has since expired. The RM Board Seat had historically been shared between Robert F. Weinberg and Martin S. Berger, each of whom had agreed that, for so long as either of them serves on the Board of Directors, that such board seat would be rotated among Mr. Berger and Mr. Weinberg annually at the time of each annual meeting of stockholders. At the Company's 2003 annual meeting of stockholders, Mr. Berger was elected to the Board of Directors and he continued to share his board seat with Mr. Weinberg. At the Company's 2006 annual meeting of stockholders, Mr. Weinberg was elected to the Board of Directors and he resigned after the Company's 2007 annual meeting of stockholder and Mr. Berger was appointed to his board seat. At the Company's 2008 annual meeting of Stockholders, Mr. Berger resigned and Mr. Weinberg was appointed to his board seat. The business that the Company has conducted with RMC Entities was as follows:

  (1)
  The Company provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest. The Company recognized approximately $2.5 million, $2 million and $2 million in revenue from RMC Entities for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, respectively, the Company had $161,000 and $319,000 accounts receivable from RMC Entities.

  (2)
  An RMC Entity leased space at one of the Company's office properties for approximately 4,860 square feet, which, after a three-year renewal signed in October 2008, is scheduled to expire in October 2011. The Company has recognized $133,000, $132,000 and $119,000, in revenue under this lease for the years ended December 31, 2008, 2007 and 2006, respectively,

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. RELATED PARTY TRANSACTIONS (Continued)

    and had no accounts receivable due from the RMC Entity, as of December 31, 2008 and 2007, respectively.

        Through June 2007, Mr. Berger held a 24 percent interest, acted as chairman and chief executive officer, Mr. Weinberg also held a 24 percent interest and was a director, and W. Mack held a nine percent interest and was a director of City and Suburban Federal Savings Bank and/or one of its affiliates, which leases 12,842 square feet of space at one of the Company's office properties, which was scheduled to expire in April 2013. In July 2007, Mssrs. Berger, Weinberg and Mack sold their interests and no longer are directors of City and Suburban Federal Savings Bank and/or its affiliates. The Company recognized $190,000, $404,000 and $396,000 in revenue under the leases for the years ended December 31, 2007, 2006 and 2005, respectively, and had no accounts receivable from the company as of December 31, 2007 and 2006.

        The Company provides administrative support and related services to John J. Cali, who served as the Chairman Emeritus and a Board member of the Company, for which it was reimbursed $153,000, $192,000 and $184,000 from Mr. Cali for the years ended December 31, 2008, 2007 and 2006, respectively. On June 27, 2005, an affiliate of Mr. Cali entered into a three-year lease for 1,825 square feet of space at one of the Company's office properties, which is scheduled to expire at the end of 2011. On September 18, 2006, an affiliate of Mr. Cali entered into another lease agreement for 806 additional square feet, in the same building, commencing on December 29, 2006, which is scheduled to expire at the end of 2011. The Company recognized approximately $67,000, $68,000 and $47,000 in total revenue under the leases for the year ended December 31, 2008, 2007 and 2006, respectively, and had no accounts receivable from the affiliate as of December 31, 2008 and 2007.

18. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

Fair Value Measurements—SFAS 157 & The Fair Value Option for Financial Assets and Financial Liabilities—SFAS 159, and FASB Staff Position No. 157-2

        Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements" (SFAS 157) and SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The impact of adopting both SFAS 157 and SFAS 159 was immaterial to the Company.

        In February 2008, the FASB issued FASB Staff Position 157-2, which deferred the effective date of SFAS 157 for one-year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis. SFAS 157 is now effective for those assets and liabilities for years beginning after November 15, 2008.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS (Continued)

FASB Statement No. 141(R)—(revised 2007), ("FASB No. 141(R)"), Business Combinations

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

FASB Statement No. 160 ("FASB No. 160"), Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51

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

FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

        In October 2008, the FASB issued Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarified the application of SFAS 157 in cases where a market is not active. FSB 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS (Continued)

FASB Statement No. 161 ("FASB No. 161"), Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133

        In March 2008, the FASB issued FASB No. 161. FASB No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. FASB No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate the adoption of SFAS 161 will have a material impact on the disclosures contained in its financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

        The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2008	December 31	September 30	June 30	March 31
Total revenues	$186,100	$204,363	$192,793	$194,713

Operating and other expenses	63,448	74,022	70,937	71,437
Direct construction costs	3,562	11,104	10,329	12,654
General and administrative	10,885	10,767	11,237	11,095
Depreciation and amortization	50,085	49,242	47,586	47,722

Total expenses	127,980	145,135	140,089	142,908

Operating Income	58,120	59,228	52,704	51,805
Interest expense	(33,182)	(31,163)	(31,340)	(32,460)
Interest and other investment income	270	257	302	556
Equity in earnings (loss) of unconsolidated
joint ventures	(39,219)	(269)	884	(1,148)
Minority interest in consolidated joint ventures	378	147	16	123
Gain on sale of investment in marketable securities	—	—	471	—
Gain on reduction of other obligations	9,063	—	—	—
Gain/(loss) on sale of land and other assets	—	—	—	—

Total other (expense) income	(62,690)	(31,028)	(29,667)	(32,929)

Income (loss) from continuing operations before
minority interest in Operating Partnership	(4,570)	28,200	23,037	18,876
Minority interest in Operating Partnership	934	(5,131)	(4,193)	(3,427)

Income (loss) from continuing operations	(3,636)	23,069	18,844	15,449
Discontinued operations (net of minority interest):
Income from discontinued operations	—	—	—	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	—	—	—

Total discontinued operations, net	—	—	—	—

Net income (loss)	(3,636)	23,069	18,844	15,449
Preferred stock dividends	(500)	(500)	(500)	(500)

Net income (loss) available to common shareholders	$(4,136)	$22,569	$18,344	$14,949

Basic earnings per common share:
Income (loss) from continuing operations	$(0.06)	$0.34	$0.28	$0.23
Discontinued operations	—	—	—	—

Net income (loss) available to common shareholders	$(0.06)	$0.34	$0.28	$0.23

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.06)	$0.34	$0.28	$0.23
Discontinued operations	—	—	—	—

Net income (loss) available to common shareholders	$(0.06)	$0.34	$0.28	$0.23

Dividends declared per common share	$0.64	$0.64	$0.64	$0.64

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited) (Continued)

Quarter Ended 2007:	December 31	September 30	June 30	March 31
Total revenues	$201,682	$212,881	$200,530	$193,257

Operating and other expenses	67,281	71,462	66,529	65,641
Direct construction costs	19,155	22,479	22,634	20,911
General and administrative	14,811	13,411	12,870	11,070
Depreciation and amortization	48,500	49,790	43,823	41,451

Total expenses	149,747	157,142	145,856	139,073

Operating Income	51,935	55,739	54,674	54,184
Interest expense	(32,240)	(32,163)	(31,333)	(30,936)
Interest and other investment income	497	985	1,571	1,617
Equity in earnings (loss) of unconsolidated
joint ventures	(432)	(1,559)	(1,696)	(2,231)
Minority interest in consolidated joint ventures	151	51	214	227
Gain on sale of investment in marketable securities	—	—	—	—
Gain on sale of investment in unconsolidated joint ventures	—	—	—	—
Gain/(loss) on sale of land and other assets	—	—	—	—

Total other (expense) income	(32,024)	(32,686)	(31,244)	(31,323)

Income from continuing operations before minority
interest in Operating Partnership	19,911	23,053	23,430	22,861
Minority interest in Operating Partnership	(3,562)	(4,146)	(4,197)	(4,221)

Income from continuing operations	16,349	18,907	19,233	18,640
Discontinued operations (net of minority interest):
Income from discontinued operations	—	20	598	439
Realized gains (losses) and unrealized losses on disposition of rental property, net	—	4,533	31,747	—

Total discontinued operations, net	—	4,553	32,345	439

Net income	16,349	23,460	51,578	19,079
Preferred stock dividends	(500)	(500)	(500)	(500)

Net income available to common shareholders	$15,849	$22,960	$51,078	$18,579

Basic earnings per common share:
Income from continuing operations	$0.24	$0.27	$0.28	$0.27
Discontinued operations	—	0.07	0.48	0.01

Net income available to common shareholders	$0.24	$0.34	$0.76	$0.28

Diluted earnings per common share:
Income from continuing operations	$0.24	$0.27	$0.28	$0.27
Discontinued operations	—	0.07	0.47	0.01

Net income available to common shareholders	$0.24	$0.34	$0.75	$0.28

Dividends declared per common share	$0.64	$0.64	$0.64	$0.64

MACK-CALI REALTY CORPORATION

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2008

(dollars in thousands)

SCHEDULE III

							Gross Amount at Which Carried at Close of Period(a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location(b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation(c)
NEW JERSEY
Bergen County
Fair Lawn
17-17 Rte 208 North(O)	1987	1995	—	3,067	19,415	1,317	3,067	20,732	23,799	7,232
Fort Lee
One Bridge Plaza(O)	1981	1996	—	2,439	24,462	5,664	2,439	30,126	32,565	8,565
2115 Linwood Avenue(O)	1981	1998	—	474	4,419	4,364	474	8,783	9,257	1,986
Little Ferry
200 Riser Road(O)	1974	1997	—	3,888	15,551	729	3,888	16,280	20,168	4,698
Montvale
95 Chestnut Ridge Road(O)	1975	1997	—	1,227	4,907	718	1,227	5,625	6,852	1,860
135 Chestnut Ridge Road(O)	1981	1997	—	2,587	10,350	2,068	2,588	12,417	15,005	4,103
Paramus
15 East Midland Avenue(O)	1988	1997	20,600	10,375	41,497	558	10,374	42,056	52,430	11,495
461 From Road(O)	1988	1997	—	13,194	52,778	264	13,194	53,042	66,236	14,676
650 From Road(O)	1978	1997	25,600	10,487	41,949	5,856	10,487	47,805	58,292	14,750
140 East Ridgewood Avenue(O)	1981	1997	16,100	7,932	31,463	5,875	7,932	37,338	45,270	9,500
61 South Paramus Avenue(O)	1985	1997	20,800	9,005	36,018	6,248	9,005	42,266	51,271	12,192
Ridgefield Park
105 Challenger Road(O)	—	2006	19,188	4,714	29,768	95	4,714	29,863	34,577	2,820
Rochelle Park
120 Passaic Street(O)	1972	1997	—	1,354	5,415	102	1,357	5,514	6,871	1,545
365 West Passaic Street(O)	1976	1997	12,250	4,148	16,592	3,586	4,148	20,178	24,326	6,021
395 West Passaic Street(O)	1979	2006	12,176	2,550	17,131	604	2,550	17,735	20,285	1,712
Upper Saddle River
1 Lake Street(O)	1994	1997	35,550	13,952	55,812	157	13,953	55,968	69,921	15,421
10 Mountainview Road(O)	1986	1998	—	4,240	20,485	2,734	4,240	23,219	27,459	6,559
Woodcliff Lake
400 Chestnut Ridge Road(O)	1982	1997	—	4,201	16,802	5,080	4,201	21,882	26,083	6,797
470 Chestnut Ridge Road(O)	1987	1997	—	2,346	9,385	1,430	2,346	10,815	13,161	2,665
530 Chestnut Ridge Road(O)	1986	1997	—	1,860	7,441	46	1,860	7,487	9,347	2,070
300 Tice Boulevard(O)	1991	1996	—	5,424	29,688	3,113	5,424	32,801	38,225	10,430
50 Tice Boulevard(O)	1984	1994	19,100	4,500	—	25,848	4,500	25,848	30,348	15,021
Burlington County
Burlington
3 Terri Lane(F)	1991	1998	—	652	3,433	1,744	658	5,171	5,829	1,842
5 Terri Lane(F)	1992	1998	—	564	3,792	2,150	569	5,937	6,506	2,155
Moorestown
2 Commerce Drive(F)	1986	1999	—	723	2,893	724	723	3,617	4,340	800
101 Commerce Drive(F)	1988	1998	—	422	3,528	437	426	3,961	4,387	1,120
102 Commerce Drive(F)	1987	1999	—	389	1,554	321	389	1,875	2,264	498
201 Commerce Drive(F)	1986	1998	—	254	1,694	615	258	2,305	2,563	767
202 Commerce Drive(F)	1988	1999	—	490	1,963	455	490	2,418	2,908	727
1 Executive Drive(F)	1989	1998	—	226	1,453	418	228	1,869	2,097	662
2 Executive Drive(F)	1988	2000	—	801	3,206	1,119	801	4,325	5,126	1,144
101 Executive Drive(F)	1990	1998	—	241	2,262	634	244	2,893	3,137	870
102 Executive Drive(F)	1990	1998	—	353	3,607	431	357	4,034	4,391	1,127
225 Executive Drive(F)	1990	1998	—	323	2,477	482	326	2,956	3,282	934
97 Foster Road(F)	1982	1998	—	208	1,382	432	211	1,811	2,022	510
1507 Lancer Drive(F)	1995	1998	—	119	1,106	51	120	1,156	1,276	329
840 North Lenola Road(F)	1995	1998	—	329	2,366	633	333	2,995	3,328	993
844 North Lenola Road(F)	1995	1998	—	239	1,714	260	241	1,972	2,213	672

MACK-CALI REALTY CORPORATION

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2008

(dollars in thousands)

							Gross Amount at Which Carried at Close of Period(a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location(b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation(c)
915 North Lenola Road(F)	1998	2000	—	508	2,034	468	508	2,502	3,010	696
1245 North Church Street(F)	1998	2001	—	691	2,810	107	691	2,917	3,608	559
1247 North Church Street(F)	1998	2001	—	805	3,269	205	805	3,474	4,279	709
1256 North Church(F)	1984	1998	—	354	3,098	532	357	3,627	3,984	1,275
224 Strawbridge Drive(O)	1984	1997	—	766	4,335	3,982	767	8,316	9,083	3,276
228 Strawbridge Drive(O)	1984	1997	—	766	4,334	2,720	767	7,053	7,820	2,073
232 Strawbridge Drive(O)	1986	2004	—	1,521	7,076	1,935	1,521	9,011	10,532	1,359
2 Twosome Drive(F)	2000	2001	—	701	2,807	18	701	2,825	3,526	541
30 Twosome Drive(F)	1997	1998	—	234	1,954	500	236	2,452	2,688	669
31 Twosome Drive(F)	1998	2001	—	815	3,276	178	815	3,454	4,269	679
40 Twosome Drive(F)	1996	1998	—	297	2,393	272	301	2,661	2,962	882
41 Twosome Drive(F)	1998	2001	—	605	2,459	43	605	2,502	3,107	507
50 Twosome Drive(F)	1997	1998	—	301	2,330	120	304	2,447	2,751	745
West Deptford
1451 Metropolitan Drive(F)	1996	1998	—	203	1,189	30	206	1,216	1,422	358
Essex County
Millburn
150 J.F. Kennedy Parkway(O)	1980	1997	—	12,606	50,425	8,683	12,606	59,108	71,714	18,054
Roseland
101 Eisenhower Parkway(O)	1980	1994	—	228	—	15,330	228	15,330	15,558	10,191
103 Eisenhower Parkway(O)	1985	1994	—	—	—	14,750	2,300	12,450	14,750	7,382
105 Eisenhower Parkway(O)	2001	2001	—	4,430	42,898	2,803	—	50,131	50,131	12,728
Hudson County
Jersey City
Harborside Financial Center Plaza 1(O)	1983	1996	—	3,923	51,013	27,429	3,923	78,442	82,365	18,092
Harborside Financial Center Plaza 2(O)	1990	1996	—	17,655	101,546	16,821	15,060	120,962	136,022	37,198
Harborside Financial Center Plaza 3(O)	1990	1996	—	17,655	101,878	16,489	15,060	120,962	136,022	37,198
Harborside Financial Center Plaza 4A(O)	2000	2000	—	1,244	56,144	8,686	1,244	64,830	66,074	15,576
Harborside Financial Center Plaza 5(O)	2002	2002	239,795	6,218	170,682	55,275	5,705	226,470	232,175	41,942
101 Hudson Street(O)	1992	2004	—	45,530	271,376	8,935	45,530	280,311	325,841	36,557
Mercer County
Hamilton Township
3 AAA Drive(O)	1981	2007	—	242	3,218	885	242	4,103	4,345	203
100 Horizon Drive(F)	1989	1995	—	205	1,676	218	295	1,804	2,099	610
200 Horizon Drive(F)	1991	1995	—	205	3,027	357	328	3,261	3,589	1,159
300 Horizon Drive(F)	1989	1995	—	379	4,355	1,253	501	5,486	5,987	2,136
500 Horizon Drive(F)	1990	1995	—	379	3,395	774	466	4,082	4,548	1,503
600 Horizon Drive(F)	2002	2002	—	0	7,549	651	685	7,515	8,200	1,143
700 Horizon Drive(O)	2007	2007	—	490	43	16,480	865	16,148	17,013	599
2 South Gold Drive(O)	1974	2007	—	476	3,487	388	476	3,875	4,351	168
Princeton
103 Carnegie Center(O)	1984	1996	—	2,566	7,868	2,200	2,566	10,068	12,634	3,612
100 Overlook Center(O)	1988	1997	—	2,378	21,754	4,853	2,378	26,607	28,985	8,307
5 Vaughn Drive(O)	1987	1995	—	657	9,800	2,165	657	11,965	12,622	4,660
Middlesex County
East Brunswick
377 Summerhill Road(O)	1977	1997	—	649	2,594	458	649	3,052	3,701	834
Edison
343 Thornall Street(O)	1991	2006	—	6,027	39,101	4,868	6,027	43,969	49,996	4,177

MACK-CALI REALTY CORPORATION

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2008

(dollars in thousands)

							Gross Amount at Which Carried at Close of Period(a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location(b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation(c)
Piscataway
30 Knightsbridge Road, Building 3(O)	1977	2004	—	1,030	7,269	340	1,034	7,604	8,639	854
30 Knightsbridge Road, Building 4(O)	1977	2004	—	1,433	10,121	375	1,429	10,501	11,929	1,179
30 Knightsbridge Road, Building 5(O)	1977	2004	—	2,979	21,035	9,786	2,979	30,821	33,800	3,833
30 Knightsbridge Road, Building 6(O)	1977	2004	—	448	3,161	4,479	448	7,640	8,088	793
Plainsboro
500 College Road East(O)	1984	1998	—	614	20,626	1,759	614	22,385	22,999	6,207
South Brunswick
3 Independence Way(O)	1983	1997	—	1,997	11,391	2,100	1,997	13,491	15,488	3,894
Woodbridge
581 Main Street(O)	1991	1997	—	3,237	12,949	24,577	8,115	32,648	40,763	8,545
Monmouth County
Middletown
23 Main Street(O)	1977	2005	32,521	4,336	19,544	8,903	4,336	28,447	32,783	3,989
2 Paragon Way(O)	1989	2005	—	999	4,619	1,023	999	5,642	6,641	843
3 Paragon Way(O)	1991	2005	—	1,423	6,041	2,033	1,423	8,074	9,497	987
4 Paragon Way(O)	2002	2005	—	1,961	8,827	69	1,961	8,896	10,857	1,436
One River Center, Building 1(O)	1983	2004	—	3,070	17,414	2,411	2,451	20,444	22,895	3,437
One River Center, Building 2(O)	1983	2004	—	2,468	15,043	974	2,452	16,033	18,485	1,784
One River Center, Building 3(O)	1984	2004	—	4,051	24,790	4,316	4,627	28,530	33,157	2,780
100 Willowbrook Road(O)	1988	2005	—	1,264	5,573	875	1,264	6,448	7,712	821
Neptune
3600 Route 66(O)	1989	1995	—	1,098	18,146	1,476	1,098	19,622	20,720	6,244
Wall Township
1305 Campus Parkway(O)	1988	1995	—	335	2,560	516	335	3,076	3,411	1,001
1325 Campus Parkway(F)	1988	1995	—	270	2,928	1,337	270	4,265	4,535	1,921
1340 Campus Parkway(F)	1992	1995	—	489	4,621	1,825	489	6,446	6,935	2,191
1345 Campus Parkway(F)	1995	1997	—	1,023	5,703	1,639	1,024	7,341	8,365	2,772
1350 Campus Parkway(O)	1990	1995	—	454	7,134	1,111	454	8,245	8,699	2,938
1433 Highway 34(F)	1985	1995	—	889	4,321	1,070	889	5,391	6,280	1,827
1320 Wyckoff Avenue(F)	1986	1995	—	255	1,285	75	255	1,360	1,615	441
1324 Wyckoff Avenue(F)	1987	1995	—	230	1,439	246	230	1,685	1,915	568
Morris County
Florham Park
325 Columbia Parkway(O)	1987	1994	—	1,564	—	15,150	1,564	15,150	16,714	7,573
Morris Plains
250 Johnson Road(O)	1977	1997	—	2,004	8,016	1,175	2,004	9,191	11,195	2,704
201 Littleton Road(O)	1979	1997	—	2,407	9,627	1,105	2,407	10,732	13,139	3,214
Morris Township
412 Mt. Kemble Avenue(O)	1985	2004	—	4,360	33,167	10,582	4,360	43,749	48,109	4,887
Parsippany
4 Campus Drive(O)	1983	2001	—	5,213	20,984	1,889	5,213	22,873	28,086	4,926
6 Campus Drive(O)	1983	2001	—	4,411	17,796	3,368	4,411	21,164	25,575	4,759
7 Campus Drive(O)	1982	1998	—	1,932	27,788	4,314	1,932	32,102	34,034	7,769
8 Campus Drive(O)	1987	1998	—	1,865	35,456	4,229	1,865	39,685	41,550	12,047
9 Campus Drive(O)	1983	2001	—	3,277	11,796	17,827	5,842	27,058	32,900	7,769
4 Century Drive(O)	1981	2004	—	1,787	9,575	1,519	1,787	11,094	12,881	1,371
5 Century Drive(O)	1981	2004	—	1,762	9,341	2,120	1,762	11,461	13,223	1,063
6 Century Drive(O)	1981	2004	—	1,289	6,848	2,812	1,289	9,660	10,949	1,581
2 Dryden Way(O)	1990	1998	—	778	420	110	778	530	1,308	134
4 Gatehall Drive(O)	1988	2000	—	8,452	33,929	4,172	8,452	38,101	46,553	8,952
2 Hilton Court(O)	1991	1998	—	1,971	32,007	3,069	1,971	35,076	37,047	10,193
1633 Littleton Road(O)	1978	2002	—	2,283	9,550	163	2,355	9,641	11,996	2,162

MACK-CALI REALTY CORPORATION

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2008

(dollars in thousands)

							Gross Amount at Which Carried at Close of Period(a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location(b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation(c)
600 Parsippany Road(O)	1978	1994	—	1,257	5,594	3,255	1,257	8,849	10,106	3,420
1 Sylvan Way(O)	1989	1998	—	1,689	24,699	394	1,021	25,761	26,782	8,548
5 Sylvan Way(O)	1989	1998	—	1,160	25,214	2,259	1,161	27,472	28,633	7,998
7 Sylvan Way(O)	1987	1998	—	2,084	26,083	2,092	2,084	28,175	30,259	8,431
35 Waterview Boulevard(O)	1990	2006	19,868	5,133	28,059	671	5,133	28,730	33,863	2,815
5 Wood Hollow Road(O)	1979	2004	—	5,302	26,488	12,687	5,302	39,175	44,477	5,221
Passaic County
Clifton
777 Passaic Avenue(O)	1983	1994	—	—	—	6,834	1,100	5,734	6,834	3,186
Totowa
1 Center Court(F)	1999	1999	—	270	1,824	228	270	2,052	2,322	643
2 Center Court(F)	1998	1998	—	191	0	2,255	191	2,255	2,446	598
11 Commerce Way(F)	1989	1995	—	586	2,986	58	586	3,044	3,630	1,002
20 Commerce Way(F)	1992	1995	—	516	3,108	81	516	3,189	3,705	1,075
29 Commerce Way(F)	1990	1995	—	586	3,092	950	586	4,042	4,628	1,655
40 Commerce Way(F)	1987	1995	—	516	3,260	209	516	3,469	3,985	1,118
45 Commerce Way(F)	1992	1995	—	536	3,379	515	536	3,894	4,430	1,361
60 Commerce Way(F)	1988	1995	—	526	3,257	733	526	3,990	4,516	1,329
80 Commerce Way(F)	1996	1996	—	227	—	2,524	453	2,298	2,751	686
100 Commerce Way(F)	1996	1996	—	226	—	(226)	—	—	—	—
120 Commerce Way(F)	1994	1995	—	228	—	2,819	457	2,590	3,047	918
140 Commerce Way(F)	1994	1995	—	229	—	(229)	—	—	—	—
999 Riverview Drive(O)	1988	1995	—	476	6,024	2,024	1,102	7,422	8,524	2,557
Somerset County
Basking Ridge
106 Allen Road(O)	2000	2000	—	3,853	14,465	4,014	4,093	18,239	22,332	6,340
222 Mt. Airy Road(O)	1986	1996	—	775	3,636	2,648	775	6,284	7,059	1,739
233 Mt. Airy Road(O)	1987	1996	—	1,034	5,033	1,646	1,034	6,679	7,713	2,667
Bridgewater
721 Route 202/206(O)	1989	1997	—	6,730	26,919	8,353	6,730	35,272	42,002	8,555
Union County
Clark
100 Walnut Avenue(O)	1985	1994	—	—	—	17,627	1,822	15,805	17,627	8,796
Cranford
6 Commerce Drive(O)	1973	1994	—	250	—	2,953	250	2,953	3,203	2,026
11 Commerce Drive(O)	1981	1994	—	470	—	6,876	470	6,876	7,346	3,756
12 Commerce Drive(O)	1967	1997	—	887	3,549	1,654	887	5,203	6,090	1,699
14 Commerce Drive(O)	1971	2003	—	1,283	6,344	286	1,283	6,630	7,913	847
20 Commerce Drive(O)	1990	1994	—	2,346	—	20,651	2,346	20,651	22,997	9,089
25 Commerce Drive(O)	1971	2002	—	1,520	6,186	393	1,520	6,579	8,099	1,901
65 Jackson Drive(O)	1984	1994	—	541	—	6,312	542	6,311	6,853	3,588
New Providence
890 Mountain Road(O)	1977	1997	—	2,796	11,185	5,042	3,765	15,258	19,023	4,242
NEW YORK
New York County
New York
125 Broad Street(O)	1970	2007		50,191	207,002	7,628	50,191	214,630	264,821	11,224
Rockland County
Suffern
400 Rella Boulevard(O)	1988	1995	—	1,090	13,412	3,493	1,090	16,905	17,995	6,392
Westchester County
Elmsford
11 Clearbrook Road(F)	1974	1997	—	149	2,159	440	149	2,599	2,748	800
75 Clearbrook Road(F)	1990	1997	—	2,314	4,716	107	2,314	4,823	7,137	1,434
100 Clearbrook Road(O)	1975	1997	—	220	5,366	1,293	220	6,659	6,879	2,190
125 Clearbrook Road(F)	2002	2002	—	1,055	3,676	(51)	1,055	3,625	4,680	1,092
150 Clearbrook Road(F)	1975	1997	—	497	7,030	1,206	497	8,236	8,733	2,512

MACK-CALI REALTY CORPORATION

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2008

(dollars in thousands)

							Gross Amount at Which Carried at Close of Period(a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location(b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation(c)
175 Clearbrook Road(F)	1973	1997	—	655	7,473	975	655	8,448	9,103	2,707
200 Clearbrook Road(F)	1974	1997	—	579	6,620	1,031	579	7,651	8,230	2,516
250 Clearbrook Road(F)	1973	1997	—	867	8,647	1,679	867	10,326	11,193	3,257
50 Executive Boulevard(F)	1969	1997	—	237	2,617	307	237	2,924	3,161	841
77 Executive Boulevard(F)	1977	1997	—	34	1,104	201	34	1,305	1,339	416
85 Executive Boulevard(F)	1968	1997	—	155	2,507	606	155	3,113	3,268	937
101 Executive Boulevard(O)	1971	1997	—	267	5,838	901	267	6,739	7,006	2,084
300 Executive Boulevard(F)	1970	1997	—	460	3,609	336	460	3,945	4,405	1,186
350 Executive Boulevard(F)	1970	1997	—	100	1,793	153	100	1,946	2,046	676
399 Executive Boulevard(F)	1962	1997	—	531	7,191	153	531	7,344	7,875	2,179
400 Executive Boulevard(F)	1970	1997	—	2,202	1,846	498	2,202	2,344	4,546	883
500 Executive Boulevard(F)	1970	1997	—	258	4,183	802	258	4,985	5,243	1,741
525 Executive Boulevard(F)	1972	1997	—	345	5,499	775	345	6,274	6,619	2,054
700 Executive Boulevard(L)	N/A	1997	—	970	—	—	970	—	970	—
3 Odell Plaza(O)	1984	2003	—	1,322	4,777	2,301	1,322	7,078	8,400	1,343
5 Skyline Drive(F)	1980	2001	—	2,219	8,916	1,468	2,219	10,384	12,603	2,574
6 Skyline Drive(F)	1980	2001	—	740	2,971	24	740	2,995	3,735	1,025
555 Taxter Road(O)	1986	2000	—	4,285	17,205	5,155	4,285	22,360	26,645	5,575
565 Taxter Road(O)	1988	2000	—	4,285	17,205	3,680	4,233	20,937	25,170	5,569
570 Taxter Road(O)	1972	1997	—	438	6,078	1,311	438	7,389	7,827	2,447
1 Warehouse Lane(I)	1957	1997	—	3	268	248	3	516	519	138
2 Warehouse Lane(I)	1957	1997	—	4	672	109	4	781	785	244
3 Warehouse Lane(I)	1957	1997	—	21	1,948	526	21	2,474	2,495	867
4 Warehouse Lane(I)	1957	1997	—	84	13,393	2,665	85	16,057	16,142	4,924
5 Warehouse Lane(I)	1957	1997	—	19	4,804	1,462	19	6,266	6,285	1,931
6 Warehouse Lane(I)	1982	1997	—	10	4,419	460	10	4,879	4,889	1,406
1 Westchester Plaza(F)	1967	1997	—	199	2,023	192	199	2,215	2,414	667
2 Westchester Plaza(F)	1968	1997	—	234	2,726	250	234	2,976	3,210	896
3 Westchester Plaza(F)	1969	1997	—	655	7,936	580	655	8,516	9,171	2,673
4 Westchester Plaza(F)	1969	1997	—	320	3,729	451	320	4,180	4,500	1,185
5 Westchester Plaza(F)	1969	1997	—	118	1,949	311	118	2,260	2,378	757
6 Westchester Plaza(F)	1968	1997	—	164	1,998	198	164	2,196	2,360	705
7 Westchester Plaza(F)	1972	1997	—	286	4,321	215	286	4,536	4,822	1,356
8 Westchester Plaza(F)	1971	1997	—	447	5,262	1,035	447	6,297	6,744	1,896
Hawthorne
200 Saw Mill River Road(F)	1965	1997	—	353	3,353	254	353	3,607	3,960	1,198
1 Skyline Drive(O)	1980	1997	—	66	1,711	301	66	2,012	2,078	634
2 Skyline Drive(O)	1987	1997	—	109	3,128	471	109	3,599	3,708	1,279
4 Skyline Drive(F)	1987	1997	—	363	7,513	1,723	363	9,236	9,599	2,985
7 Skyline Drive(O)	1987	1998	—	330	13,013	1,873	330	14,886	15,216	4,218
8 Skyline Drive(F)	1985	1997	—	212	4,410	2,143	212	6,553	6,765	2,574
10 Skyline Drive(F)	1985	1997	—	134	2,799	605	134	3,404	3,538	955
11 Skyline Drive(F)	1989	1997	—	0	4,788	430	—	5,218	5,218	1,739
12 Skyline Drive(F)	1999	1999	—	1,562	3,254	1,205	1,320	4,701	6,021	1,739
14 Skyline Drive(L)	N/A	2002	—	964	—	16	980	—	980	—
15 Skyline Drive(F)	1989	1997	—	—	7,449	482	—	7,931	7,931	2,520
16 Skyline Drive(L)	N/A	2002	—	850	—	31	881	—	881	—
17 Skyline Drive(O)	1989	1997	—	—	7,269	1,059	—	8,328	8,328	2,481
19 Skyline Drive(O)	1982	1997	—	2,355	34,254	3,489	2,356	37,742	40,098	13,050
Tarrytown
200 White Plains Road(O)	1982	1997	—	378	8,367	1,349	378	9,716	10,094	3,011
220 White Plains Road(O)	1984	1997	—	367	8,112	1,277	367	9,389	9,756	2,855
230 White Plains Road(R)	1984	1997	—	124	1,845	107	124	1,952	2,076	559
White Plains
1 Barker Avenue(O)	1975	1997	—	208	9,629	1,235	207	10,865	11,072	3,398
3 Barker Avenue(O)	1983	1997	—	122	7,864	1,980	122	9,844	9,966	3,403
50 Main Street(O)	1985	1997	—	564	48,105	9,093	564	57,198	57,762	17,859
11 Martine Avenue(O)	1987	1997	—	127	26,833	5,706	127	32,539	32,666	10,845
1 Water Street(O)	1979	1997	—	211	5,382	1,177	211	6,559	6,770	2,174
Yonkers
100 Corporate Boulevard(F)	1987	1997	—	602	9,910	1,182	602	11,092	11,694	3,482

MACK-CALI REALTY CORPORATION

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2008

(dollars in thousands)

							Gross Amount at Which Carried at Close of Period(a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location(b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation(c)
200 Corporate Boulevard South(F)	1990	1997	—	502	7,575	566	502	8,141	8,643	2,374
250 Corporate Boulevard South(L)	N/A	2002	—	1,028	—	276	1,139	165	1,304	—
1 Enterprise Boulevard(L)	N/A	1997	—	1,379	—	1	1,380	—	1,380	—
1 Executive Boulevard(O)	1982	1997	—	1,104	11,904	2,406	1,105	14,309	15,414	4,639
2 Executive Plaza(R)	1986	1997	—	89	2,439	3	89	2,442	2,531	727
3 Executive Plaza(O)	1987	1997	—	385	6,256	1,806	385	8,062	8,447	3,087
4 Executive Plaza(F)	1986	1997	—	584	6,134	1,905	584	8,039	8,623	2,696
6 Executive Plaza(F)	1987	1997	—	546	7,246	538	546	7,784	8,330	2,360
1 Odell Plaza(F)	1980	1997	—	1,206	6,815	1,041	1,206	7,856	9,062	2,336
5 Odell Plaza(F)	1983	1997	—	331	2,988	670	331	3,658	3,989	1,013
7 Odell Plaza(F)	1984	1997	—	419	4,418	497	419	4,915	5,334	1,465
PENNSYLVANIA
Chester County
Berwyn
1000 Westlakes Drive(O)	1989	1997	—	619	9,016	565	619	9,581	10,200	3,042
1055 Westlakes Drive(O)	1990	1997	—	1,951	19,046	4,230	1,951	23,276	25,227	8,036
1205 Westlakes Drive(O)	1988	1997	—	1,323	20,098	2,815	1,323	22,913	24,236	7,080
1235 Westlakes Drive(O)	1986	1997	—	1,417	21,215	3,640	1,418	24,854	26,272	7,842
Delaware County
Lester
100 Stevens Drive(O)	1986	1996	—	1,349	10,018	3,264	1,349	13,282	14,631	4,552
200 Stevens Drive(O)	1987	1996	—	1,644	20,186	4,762	1,644	24,948	26,592	8,559
300 Stevens Drive(O)	1992	1996	—	491	9,490	2,296	491	11,786	12,277	4,111
Media
1400 Providence Rd, Center I(O)	1986	1996	—	1,042	9,054	2,776	1,042	11,830	12,872	4,151
1400 Providence Rd, Center II(O)	1990	1996	—	1,543	16,464	4,898	1,544	21,361	22,905	7,180
Montgomery County
Bala Cynwyd
150 Monument Road(O)	1981	2004	—	2,845	14,780	3,474	2,845	18,254	21,099	2,152
Blue Bell
4 Sentry Parkway(O)	1982	2003	—	1,749	7,721	204	1,749	7,925	9,674	1,052
16 Sentry Parkway(O)	1988	2002	—	3,377	13,511	1,424	3,377	14,935	18,312	3,669
18 Sentry Parkway(O)	1988	2002	—	3,515	14,062	1,642	3,515	15,704	19,219	3,707
King of Prussia
2200 Renaissance Blvd(O)	1985	2002	21,635	5,347	21,453	3,808	5,347	25,261	30,608	6,639
Lower Providence
1000 Madison Avenue(O)	1990	1997	—	1,713	12,559	2,745	1,714	15,303	17,017	4,502
Plymouth Meeting
1150 Plymouth Meeting
Mall(O)	1970	1997	—	125	499	31,122	6,219	25,527	31,746	8,002
Five Sentry Parkway East(O)	1984	1996	—	642	7,992	2,743	642	10,735	11,377	2,667
Five Sentry Parkway West(O)	1984	1996	—	268	3,334	606	268	3,940	4,208	1,066
CONNETICUT
Fairfield County
Norwalk
40 Richards Avenue(O)	1985	1998	—	1,087	18,399	3,338	1,087	21,737	22,824	5,663
Stamford
1266 East Main Street(O)	1984	2002	17,109	6,638	26,567	3,850	6,638	30,417	37,055	6,485
419 West Avenue(F)	1986	1997	—	4,538	9,246	1,241	4,538	10,487	15,025	3,504
500 West Avenue(F)	1988	1997	—	415	1,679	199	415	1,878	2,293	644
550 West Avenue(F)	1990	1997	—	1,975	3,856	77	1,975	3,933	5,908	1,155
600 West Avenue(F)	1999	1999	—	2,305	2,863	839	2,305	3,702	6,007	858
650 West Avenue(F)	1998	1998	—	1,328	0	3,292	1,328	3,292	4,620	871

MACK-CALI REALTY CORPORATION

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2008

(dollars in thousands)

							Gross Amount at Which Carried at Close of Period(a)
				Initial Costs		Costs Capitalized Subsequent to Acquisition
Property Location(b)	Year Built	Acquired	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation(c)
DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue, NW(O)	1940	1999	—	14,228	18,571	4,480	14,228	23,051	37,279	5,603
1400 L Street, NW(O)	1987	1998	—	13,054	27,423	7,282	13,054	34,705	47,759	8,967
MARYLAND
Prince George's County
Greenbelt
9200 Edmonston Road(O)	1973/03	2006	4,955	1,547	4,131	66	1,547	4,197	5,744	508
6301 Ivy Lane(O)	1979/95	2006	6,480	5,168	14,706	967	5,168	15,673	20,841	1,716
6303 Ivy Lane(O)	1980/03	2006	—	5,115	13,860	205	5,115	14,065	19,180	1,534
6305 Ivy Lane(O)	1982/95	2006	6,901	5,615	14,420	832	5,615	15,252	20,867	1,822
6404 Ivy Lane(O)	1987	2006	—	7,578	20,785	512	7,578	21,297	28,875	2,787
6406 Ivy Lane(O)	1991	2006	—	7,514	21,152	210	7,514	21,362	28,876	1,875
6411 Ivy Lane(O)	1984/05	2006	—	6,867	17,470	601	6,867	18,071	24,938	2,149
Lanham
4200 Parliament Place(O)	1989	1998	—	2,114	13,546	649	1,393	14,916	16,309	4,676
Projects Under Development and Developable Land			—	126,998	42,851		126,998	42,851	169,849	11
Furniture, Fixtures and Equipment			—			8,892		8,892	8,892	7,167
TOTALS			530,628	720,584	3,461,849	781,347	731,086	4,232,694	4,963,780	1,040,778

(a)
The aggregate cost for federal income tax purposes at December 31, 2008 was approximately $3.0 billion.

(b)
Legend of Property Codes:

(O)=Office Property (F)=Office/Flex Property (I)=Industrial/Warehouse Property	(R)=Stand-alone Retail Property (L)=Land Lease
(c)
Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

MACK-CALI REALTY CORPORATION

NOTE TO SCHEDULE III

        Changes in rental properties and accumulated depreciation for the periods ended December 31, 2008, 2007 and 2006 are as follows: (dollars in thousands)

	2008	2007	2006
Rental Properties
Balance at beginning of year	$4,885,429	$4,573,587	$4,491,752
Additions	92,129	378,724	405,883
Properties sold	—	(47,394)	(313,345)
Retirements/disposals	(13,778)	(19,488)	(10,703)

Balance at end of year	$4,963,780	$4,885,429	$4,573,587

Accumulated Depreciation
Balance at beginning of year	$907,013	$796,793	$722,980
Depreciation expense	147,543	140,240	131,848
Properties sold	—	(11,224)	(53,037)
Retirements/disposals	(13,778)	(18,796)	(4,998)

Balance at end of year	$1,040,778	$907,013	$796,793

MACK-CALI REALTY CORPORATION

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation (Registrant)
Date: February 11, 2009	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ WILLIAM L. MACK William L. Mack	Chairman of the Board	February 11, 2009
/s/ MITCHELL E. HERSH Mitchell E. Hersh	President and Chief Executive Officer and Director	February 11, 2009
/s/ BARRY LEFKOWITZ Barry Lefkowitz	Executive Vice President and Chief Financial Officer	February 11, 2009
/s/ ALAN S. BERNIKOW Alan S. Bernikow	Director	February 11, 2009
/s/ JOHN R. CALI John R. Cali	Director	February 11, 2009
/s/ KENNETH M. DUBERSTEIN Kenneth M. Duberstein	Director	February 11, 2009

Name	Title	Date

/s/ NATHAN GANTCHER Nathan Gantcher	Director	February 11, 2009
/s/ DAVID S. MACK David S. Mack	Director	February 11, 2009
/s/ ALAN G. PHILIBOSIAN Alan G. Philibosian	Director	February 11, 2009
/s/ IRVIN D. REID Irvin D. Reid	Director	February 11, 2009
/s/ VINCENT TESE Vincent Tese	Director	February 11, 2009
/s/ ROBERT F. WEINBERG Robert F. Weinberg	Director	February 11, 2009
/s/ ROY J. ZUCKERBERG Roy J. Zuckerberg	Director	February 11, 2009

MACK-CALI REALTY CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	Restated Charter of Mack-Cali Realty Corporation dated June 11, 2001 (filed as Exhibit 3.1 to the Company's Form 10-Q dated June 30, 2001 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company's Form 8-K dated June 10, 1999 and incorporated herein by reference).
3.3
Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003 (filed as Exhibit 3.3 to the Company's Form 10-Q dated March 31, 2003 and incorporated herein by reference).
3.4
Amendment No. 2 to the Mack-Cali Realty Corporation Amended and Restated Bylaws dated May 24, 2006 (filed as Exhibit 3.1 to the Company's Form 8-K dated May 24, 2006 and incorporated herein by reference).
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
3.10
Articles Supplementary for the 8 percent Series C Cumulative Redeemable Perpetual Preferred Stock dated March 11, 2003 (filed as Exhibit 3.1 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).
3.11
Certificate of Designation for the 8 percent Series C Cumulative Redeemable Perpetual Preferred Operating Partnership Units dated March 14, 2003 (filed as Exhibit 3.2 to the Company's Form 8-K dated March 14, 2003 and incorporated herein by reference).

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
4.13
Supplemental Indenture No. 10 dated as of January 25, 2005, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K dated January 25, 2005 and incorporated herein by reference).
4.14
Supplemental Indenture No. 11 dated as of April 15, 2005, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K dated April 15, 2005 and incorporated herein by reference).
4.15
Supplemental Indenture No. 12 dated as of November 30, 2005, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K dated November 30, 2005 and incorporated herein by reference).
4.16
Supplemental Indenture No. 13 dated as of January 24, 2006, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company's Form 8-K dated January 18, 2006 and incorporated herein by reference).
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
10.2
Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.4 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).
10.3
Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).
10.4
Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).
10.5
Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Company's Form 10-Q dated June 30, 1999 and incorporated herein by reference).
10.6
Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.8 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.7	Employment Agreement dated as of December 5, 2000 between Michael Grossman and Mack-Cali Realty Corporation (filed as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.8
Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Michael Grossman (filed as Exhibit 10.6 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).
10.9
Employment Agreement dated as of May 9, 2006 by and between Mark Yeager and Mack-Cali Realty Corporation (filed as Exhibit 10.15 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.10
Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.7 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).
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
10.14
Restricted Share Award Agreement dated as of March 12, 2001 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.10 to the Company's Form 10-Q dated March 31, 2001 and incorporated herein by reference).
10.15
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

Exhibit Number	Exhibit Title
10.20	Tax Gross Up Agreement effective as of January 2, 2003 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Company's Form 8-K dated January 2, 2003 and incorporated herein by reference).
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
10.39
Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Company's Form 8-K dated December 7, 2004 and incorporated herein by reference).
10.40
Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Company's Form 8-K dated December 7, 2004 and incorporated herein by reference).
10.41
Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.4 to the Company's Form 8-K dated December 7, 2004 and incorporated herein by reference).
10.42
Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company's Form 8-K dated December 7, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.43	Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.6 to the Company's Form 8-K dated December 7, 2004 and incorporated herein by reference).
10.44
Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.7 to the Company's Form 8-K dated December 7, 2004 and incorporated herein by reference).
10.45
Restricted Share Award Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.8 to the Company's Form 8-K dated December 7, 2004 and incorporated herein by reference).
10.46
Tax Gross Up Agreement effective December 7, 2004 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.9 to the Company's Form 8-K dated December 7, 2004 and incorporated herein by reference).
10.47
Restricted Share Award Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Company's Form 8-K dated December 6, 2005 and incorporated herein by reference).
10.48
Tax Gross Up Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Company's Form 8-K dated December 6, 2005 and incorporated herein by reference).
10.49
Restricted Share Award Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.4 to the Company's Form 8-K dated December 6, 2005 and incorporated herein by reference).
10.50
Tax Gross Up Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company's Form 8-K dated December 6, 2005 and incorporated herein by reference).
10.51
Restricted Share Award Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.6 to the Company's Form 8-K dated December 6, 2005 and incorporated herein by reference).
10.52
Tax Gross Up Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.7 to the Company's Form 8-K dated December 6, 2005 and incorporated herein by reference).
10.53
Restricted Share Award Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.8 to the Company's Form 8-K dated December 6, 2005 and incorporated herein by reference).
10.54
Tax Gross Up Agreement effective December 6, 2005 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.9 to the Company's Form 8-K dated December 6, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.55	Restricted Share Award Agreement by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.16 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.56
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.57
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.2 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.58
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.3 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.59
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.4 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.60
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.61
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.6 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.62
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.7 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.63
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.64
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.9 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.65
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.10 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.66
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.11 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.67	Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.12 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.68
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.13 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.69
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.14 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.70
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.15 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.71
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Michael A. Grossman (filed as Exhibit 10.16 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.72
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.17 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.73
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.18 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.74
Restricted Share Award Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.19 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.75
Tax Gross Up Agreement effective December 5, 2006 by and between Mack-Cali Realty Corporation and Mark Yeager (filed as Exhibit 10.20 to the Company's Form 8-K dated December 5, 2006 and incorporated herein by reference).
10.76	Form of Multi-Year Restricted Share Award Agreement (filed as Exhibit 10.1 to the Company's Form 8-K dated September 12, 2007 and incorporated herein by reference).
10.77	Form of Tax Gross-Up Agreement (filed as Exhibit 10.2 to the Company's Form 8-K dated September 12, 2007 and incorporated herein by reference).
10.78
Form of Restricted Share Award Agreement effective December 4, 2007 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman, Mark Yeager and Roger W. Thomas (filed as Exhibit 10.1 to the Company's Form 8-K dated December 4, 2007 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.79	Form of Tax Gross-Up Agreement effective December 4, 2007 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman, Mark Yeager and Roger W. Thomas (filed as Exhibit 10.2 to the Company's Form 8-K dated December 4, 2007 and incorporated herein by reference).
10.80
Form of Restricted Share Award Agreement effective December 4, 2007 by and between Mack-Cali Realty Corporation and each of William L. Mack, Martin S. Berger, Alan S. Bernikow, John R. Cali, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg (filed as Exhibit 10.3 to the Company's Form 8-K dated December 4, 2007 and incorporated herein by reference).
10.81
Form of Restricted Share Award Agreement effective December 9, 2008 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman, Mark Yeager and Roger W. Thomas (filed as Exhibit 10.1 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).
10.82
Form of Restricted Share Award Agreement effective December 9, 2008 by and between Mack-Cali Realty Corporation and each of William L. Mack, Alan S. Bernikow, John R. Cali, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese, Robert F. Weinberg and Roy J. Zuckerberg (filed as Exhibit 10.2 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).
10.83
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
10.84
Second Amended and Restated Revolving Credit Agreement among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., Bank of America, N.A., and other lending institutions that are or may become a party to the Second Amended and Restated Revolving Credit Agreement dated as of November 23, 2004 (filed as Exhibit 10.1 to the Company's Form 8-K dated November 23, 2004 and incorporated herein by reference).
10.85
Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders Party thereto (filed as Exhibit 10.1 to the Company's Form 8-K dated September 16, 2005 and incorporated herein by reference).
10.86
Second Modification Agreement dated as of July 14, 2006 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company's Form 8-K dated July 14, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.87	Extension and Third Modification Agreement dated as of June 22, 2007 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company's Form 8-K dated June 22, 2007 and incorporated herein by reference).
10.88
Fourth Modification Agreement dated as of September 21, 2007 by and among Mack Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto (filed as Exhibit 10.1 to the Company's Form 8-K dated September 21, 2007 and incorporated herein by reference).
10.89
Amended and Restated Master Loan Agreement dated as of November 12, 2004 among Mack-Cali Realty, L.P., and Affiliates of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P., as Borrowers, Mack-Cali Realty Corporation and Mack-Cali Realty L.P., as Guarantors and The Prudential Insurance Company of America, as Lender (filed as Exhibit 10.1 to the Company's Form 8-K dated November 12, 2004 and incorporated herein by reference).
10.90
Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company's Form 8-K dated September 19, 1997 and incorporated herein by reference).
10.91
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company's Form 8-K dated December 11, 1997 and incorporated herein by reference).
10.92
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).
10.93
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company's Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).
10.94
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company's Form 10-Q dated June 30, 2002 and incorporated herein by reference).
10.95
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).
10.96	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).
10.97	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.98	Amended and Restated Mack-Cali Realty Corporation Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).
10.99
Form of Indemnification Agreement by and between Mack-Cali Realty Corporation and each of William L. Mack, John J. Cali, Mitchell E. Hersh, John R. Cali, David S. Mack, Martin S. Berger, Alan S. Bernikow, Kenneth M. Duberstein, Martin D. Gruss, Nathan Gantcher, Vincent Tese, Roy J. Zuckerberg, Alan G. Philibosian, Irvin D. Reid, Robert F. Weinberg, Barry Lefkowitz, Roger W. Thomas, Michael A. Grossman, Mark Yeager, Anthony Krug, Dean Cingolani, Anthony DeCaro Jr., Mark Durno, William Fitzpatrick, John Kropke, Nicholas Mitarotonda, Jr., Michael Nevins, Virginia Sobol, Albert Spring, Daniel Wagner, Deborah Franklin, John Marazzo, Christopher DeLorenzo, Jeffrey Warner, Diane Chayes and James Corrigan (filed as Exhibit 10.28 to the Company's Form 10-Q dated September 30, 2002 and incorporated herein by reference).
10.100
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company's Form 10-Q dated September 30, 2002 and incorporated herein by reference).
10.101
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company's Form 10-K dated December 31, 2002 and incorporated herein by reference).
10.102
Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Company's Form 8-K dated December 3, 2003 and incorporated herein by reference).
10.103
Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Company's Form 8-K dated December 3, 2003 and incorporated herein by reference).
10.104
First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Company's Form 10-Q dated September 30, 2004 and incorporated herein by reference).
10.105
Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Company's Form 10-Q dated September 30, 2004 and incorporated herein by reference).
10.106
First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Company's Form 10-Q dated June 30, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.107	Mack-Cali Rights, Obligations and Option Agreement by and between Meadowlands Developer Limited Partnership, Meadowlands Limited Partnership, Meadowlands Developer Holding Corp., Meadowlands Mack-Cali GP, L.L.C., Mack-Cali Meadowlands Special, L.L.C., Baseball Meadowlands Mills/Mack-Cali Limited Partnership, A-B Office Meadowlands Mack-Cali Limited Partnership, C-D Office Meadowlands Mack-Cali Limited Partnership, Hotel Meadowlands Mack-Cali Limited Partnership and ERC Meadowlands Mills/Mack-Cali Limited Partnership dated November 22, 2006 (filed as Exhibit 10.92 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).
10.108
Redemption Agreement by and among Meadowlands Developer Limited Partnership, Meadowlands Developer Holding Corp., Mack-Cali Meadowlands entertainment L.L.C., Mack-Cali Meadowlands Special L.L.C., and Meadowlands Limited Partnership dated November 22, 2006 (filed as Exhibit 10.93 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).
10.109
Contribution and Exchange Agreement by and between Mack-Cali Realty, L.P. and Tenth Springhill Lake Associates L.L.L.P., Eleventh Springhill Lake Associates L.L.L.P., Twelfth Springhill Lake Associates L.L.L.P., Fourteenth Springhill Lake Associates L.L.L.P., each a Maryland limited liability limited partnership, Greenbelt Associates, a Maryland general partnership, and Sixteenth Springhill Lake Associates L.L.L.P., a Maryland limited liability limited partnership, and certain other natural persons, dated as of November 21, 2005 (filed as Exhibit 10.69 to the Company's Form 10-K dated December 31, 2005 and incorporated herein by reference).
10.110
Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Company's Form 8-K dated March 7, 2006 and incorporated herein by reference).
10.111
Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Company's Form 8-K dated March 28, 2006 and incorporated herein by reference).
10.112
Amendment No. 2 to Membership Interest Purchase and Contribution Agreement dated as of May 9, 2006 (filed as Exhibit 10.1 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.113
Amendment No. 8 to Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of May 23, 2007 (filed as Exhibit 10.1 to the Company's Form 8-K dated May 23, 2007 and incorporated herein by reference).
10.114
Contribution and Sale Agreement by and among Gale SLG NJ LLC, a Delaware limited liability company, Gale SLG NJ MEZZ LLC, a Delaware limited liability company, and Gale SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company and Mack-Cali Ventures L.L.C. dated as of March 7, 2006 (filed as Exhibit 10.2 to the Company's Form 8-K dated March 7, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.115	First Amendment to Contribution and Sale Agreement by and among GALE SLG NJ LLC, a Delaware limited liability company, GALE SLG NJ MEZZ LLC, a Delaware limited liability company, and GALE SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company, and Mack-Cali Ventures L.L.C., a Delaware limited liability company, dated as of May 9, 2006 (filed as Exhibit 10.4 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.116
Non-Portfolio Property Interest Contribution Agreement by and among Mr. Stanley C. Gale, Mr. Mark Yeager, GCF II Investor LLC, The Gale Investments Company, LLC, Gale & Wentworth Vreeland, LLC, Gale Urban Solutions LLC, MSGW-ONE Campus Investors, LLC, Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of May 9, 2006 (filed as Exhibit 10.2 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.117
Loan Agreement by and among the entities set forth on Exhibit A, collectively, as Borrowers, and Gramercy Warehouse Funding I LLC, as Lender, dated May 9, 2006 (filed as Exhibit 10.5 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.118
Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, in the principal amount of $90,286,551 dated May 9, 2006 (filed as Exhibit 10.6 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.119
Mortgage, Security Agreement and Fixture Filing by and between 4 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.7 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.120
Promissory Note of 4 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $43,000,000 dated May 9, 2006 (filed as Exhibit 10.8 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.121
Mortgage, Security Agreement and Fixture Filing by and between 210 Clay SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.9 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.122
Promissory Note of 210 Clay SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $16,000,000 dated May 9, 2006 (filed as Exhibit 10.10 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.123
Mortgage, Security Agreement and Fixture Filing by and between 5 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.11 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.124	Promissory Note of 5 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $15,500,000 dated May 9, 2006 (filed as Exhibit 10.12 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.125
Mortgage, Security Agreement and Fixture Filing by and between 51 CHUBB SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.13 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.126
Promissory Note of 51 CHUBB SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $4,500,000 dated May 9, 2006 (filed as Exhibit 10.14 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.127
Form of Amended and Restated Limited Liability Company Agreement of Mack-Green-Gale LLC dated , 2006 (filed as Exhibit 10.3 to the Company's Form 8-K dated March 7, 2006 and incorporated herein by reference).
10.128	Form of Limited Liability Company Operating Agreement (filed as Exhibit 10.3 to the Company's Form 8-K dated May 9, 2006 and incorporated herein by reference).
10.129
Agreement of Sale and Purchase dated August 9, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.91 to the Company's Form 10-Q dated September 30, 2006 and incorporated herein by reference).
10.130
First Amendment to Agreement of Sale and Purchase dated September 6, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.92 to the Company's Form 10-Q dated September 30, 2006 and incorporated herein by reference).
10.131
Second Amendment to Agreement of Sale and Purchase dated September 15, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.93 to the Company's Form 10-Q dated September 30, 2006 and incorporated herein by reference).
10.132
Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Company's Form 10-Q dated September 30, 2006 and incorporated herein by reference).
10.133
Membership Interest Purchase and Contribution Agreement dated as of December 28, 2006, by and among NKFGMS Owners, LLC, The Gale Construction Services Company, L.L.C., NKFFM Limited Liability Company, Scott Panzer, Ian Marlow, Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, and Mack-Cali Realty, L.P (filed as Exhibit 10.117 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).
10.134	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.135	Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).
10.136
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).
10.137
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company's Form 10-Q dated March 31, 2007 and incorporated herein by reference).
10.138
Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007 (filed as Exhibit 10.122 to the Company's Form 10-Q dated March 31, 2007 and incorporated herein by reference).
10.139
Letter Agreement by and between Mack-Cali Realty, L.P., Mack-Cali Realty Acquisition Corp., Mack-Cali Belmar Realty, LLC, M-C Belmar, LLC, Mr. Stanley C. Gale, SCG Holding Corp., Mr. Mark Yeager, GCF II Investor LLC, The Gale Investments Company, LLC, Gale & Wentworth Vreeland, LLC, Gale Urban Solutions LLC, MSGW-ONE Campus Investors, LLC and Gale/Yeager Investments LLC dated October 31, 2007 (filed as Exhibit 10.128 to the Company's Form 10-Q dated September 30, 2007 and incorporated herein by reference).
10.140
Mortgage and Security Agreement and Financing Statement dated October 28, 2008 between M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Mortgagors and The Northwestern Mutual Life Insurance Company and New York Life Insurance Company as Mortgagees (filed as Exhibit 10.131 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).
10.141
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of The Northwestern Mutual Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008 (filed as Exhibit 10.132 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).
10.142
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008 (filed as Exhibit 10.133 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit Title
10.143	Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).
12.1*	Calculation of Ratios of Earnings to Fixed Charges.
12.2*	Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Security Dividends.
21.1*	Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of the Company's President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of the Company's President and Chief Executive Officer, Mitchell E. Hersh, and the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
filed herewith