Form 10-K/A
period 2008-12-31
MACK CALI REALTY CORP
filed 2009-03-06
CIK 924901

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

         LOCATION OF EXHIBIT INDEX: The index of exhibits is contained herein on page number 4.

         DOCUMENTS INCORPORATED BY REFERENCE: None.

 EXPLANATORY NOTE

        On February 12, 2009, Mack-Cali Realty Corporation (the "Company") filed with the Securities and Exchange Commission (the "SEC") the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the "Report"). As disclosed in the Report, the Company determined that as of December 31, 2008, Mack-Green-Gale LLC ("MGG"), an unconsolidated joint venture of the Company, met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X, and the audited financial statements of MGG required by Rule 3-09 of Regulation S-X would be filed with an amendment to the Report as permitted by SEC rules.

        This Amendment No. 1 to the Report amends Part IV, Item 15(a)(2) of the Report to add the audited financial statements of MGG as provided in Exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of the Company's president and chief executive officer and chief financial officer are attached as exhibits hereto.

        Except as described above, this Amendment No. 1 to the Report does not amend any other information set forth in the Report, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Report.

MACK-CALI REALTY CORPORATION

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation (Registrant)
Date: March 6, 2009	/s/ MITCHELL E. HERSH Mitchell E. Hersh President and Chief Executive Officer
Date: March 6, 2009	/s/ BARRY LEFKOWITZ Barry Lefkowitz Executive Vice President and Chief Financial Officer

MACK-CALI REALTY CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Title
23.1	Consent of Cornerstone Accounting Group LLP, independent registered public accounting firm.
31.1	Certification of the Company's President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of the Company's President and Chief Executive Officer, Mitchell E. Hersh, and the Company's Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Mack-Green-Gale LLC and Subsidiaries Consolidated Balance Sheets at December 31, 2008 and 2007 and Consolidated Statements of Operations, Changes in Members' Capital and Cash Flows for the years ended December 31, 2008 and 2007 and for the period from May 9, 2006 (Commencement of Operations) through December 31, 2006.

QuickLinks

EXPLANATORY NOTE
Signatures
MACK-CALI REALTY CORPORATION EXHIBIT INDEX