Form 10-Q
period 2009-06-30
MACK CALI REALTY CORP
filed 2009-07-30
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 28, 2009, there were 78,335,828 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

INDEX

Part I	Financial Information	Page

	Item 1. Financial Statements (unaudited):

	Consolidated Balance Sheets as of June 30, 2009
	and December 31, 2008	4

	Consolidated Statements of Operations for the three and six months
	periods ended June 30, 2009 and 2008	5

	Consolidated Statement of Changes in Equity for the six months
	ended June 30, 2009	6

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2009 and 2008	7

	Notes to Consolidated Financial Statements	8-39

	Item 2. Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	40-58

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	58

	Item 4. Controls and Procedures	58

Part II	Other Information

	Item 1. Legal Proceedings	59

	Item 1A. Risk Factors	59

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

	Item 3. Defaults Upon Senior Securities	60

	Item 4. Submission of Matters to a Vote of Security Holders	60

	Item 5. Other Information	61

	Item 6. Exhibits	61

Signatures		62

Exhibit Index		63-79

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

The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
ASSETS	2009	2008
Rental property
Land and leasehold interests	$774,126	$731,086
Buildings and improvements	3,949,325	3,792,186
Tenant improvements	426,003	431,616
Furniture, fixtures and equipment	9,358	8,892
	5,158,812	4,963,780
Less – accumulated depreciation and amortization	(1,073,490)	(1,040,778)
Net investment in rental property	4,085,322	3,923,002
Cash and cash equivalents	33,203	21,621
Investments in unconsolidated joint ventures	33,007	138,495
Unbilled rents receivable, net	115,319	112,524
Deferred charges and other assets, net	238,035	212,422
Restricted cash	20,785	12,719
Accounts receivable, net of allowance for doubtful accounts
of $4,084 and $2,319	9,374	23,139

Total assets	$4,535,045	$4,443,922

LIABILITIES AND EQUITY
Senior unsecured notes	$1,334,075	$1,533,349
Revolving credit facility	--	161,000
Mortgages, loans payable and other obligations	756,358	531,126
Dividends and distributions payable	42,062	52,249
Accounts payable, accrued expenses and other liabilities	116,436	119,451
Rents received in advance and security deposits	56,460	54,406
Accrued interest payable	30,613	32,978
Total liabilities	2,336,004	2,484,559
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
78,334,220 and 66,419,055 shares outstanding	783	664
Additional paid-in capital	2,259,621	1,905,386
Dividends in excess of net earnings	(419,254)	(386,587)
Total Mack-Cali Realty Corporation stockholders’ equity	1,866,150	1,544,463

Noncontrolling interests in subsidiaries:
Operating Partnership	329,635	414,114
Consolidated joint ventures	3,256	786
Total noncontrolling interests in subsidiaries	332,891	414,900

Total equity	2,199,041	1,959,363

Total liabilities and equity	$4,535,045	$4,443,922

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2009	2008	2009	2008
Base rents	$154,085	$148,087	$303,411	$296,690
Escalations and recoveries from tenants	24,944	26,586	52,893	52,310
Construction services	4,794	11,305	8,705	24,066
Real estate services	2,116	3,227	4,642	6,669
Other income	3,399	3,588	6,353	7,771
Total revenues	189,338	192,793	376,004	387,506

EXPENSES
Real estate taxes	23,494	24,125	46,965	48,161
Utilities	16,091	19,660	36,968	41,088
Operating services	26,915	27,152	54,857	53,125
Direct construction costs	4,296	10,329	8,010	22,983
General and administrative	10,651	11,237	20,733	22,332
Depreciation and amortization	49,716	47,586	97,988	95,308
Total expenses	131,163	140,089	265,521	282,997
Operating income	58,175	52,704	110,483	104,509

OTHER (EXPENSE) INCOME
Interest expense	(33,508)	(31,340)	(66,302)	(63,800)
Interest and other investment income	187	302	384	858
Equity in earnings (loss) of unconsolidated joint ventures	(1,922)	884	(7,036)	(264)
Gain on reduction of other obligations	1,693	--	1,693	--
Gain on sale of investment of securities	--	471	--	471
Total other (expense) income	(33,550)	(29,683)	(71,261)	(62,735)
Income from continuing operations	24,625	23,021	39,222	41,774
Net income	24,625	23,021	39,222	41,774
Noncontrolling interest in consolidated joint ventures	135	16	767	139
Noncontrolling interest in Operating Partnership	(3,886)	(4,193)	(6,514)	(7,620)
Preferred stock dividends	(500)	(500)	(1,000)	(1,000)
Net income available to common shareholders	$20,374	$18,344	$32,475	$33,293

Basic earnings per common share:
Income from continuing operations	$0.28	$0.28	$0.46	$0.51
Net income available to common shareholders	$0.28	$0.28	$0.46	$0.51

Diluted earnings per common share:
Income from continuing operations	$0.28	$0.28	$0.46	$0.51
Net income available to common shareholders	$0.28	$0.28	$0.46	$0.51

Dividends declared per common share	$0.45	$0.64	$0.90	$1.28

Basic weighted average shares outstanding	73,903	65,423	70,214	65,397

Diluted weighted average shares outstanding	88,000	80,585	84,480	80,547

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Additional	Dividends in	Noncontrolling
	Preferred Stock		Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2009	10	$25,000	66,419	$664	$1,905,386	$(386,587)	$414,900	$1,959,363
Net income	--	--	--	--	--	33,475	5,747	39,222
Preferred stock dividends	--	--	--	--	--	(1,000)	--	(1,000)
Common stock dividends	--	--	--	--	--	(65,142)	--	(65,142)
Common unit distributions	--	--	--	--	--	--	(12,807)	(12,807)
Common Stock offering	--	--	11,500	115	274,711	--	--	274,826
Increase in noncontrolling
interests	--	--	--	--	--	--	3,237	3,237
Redemption of common units
for common stock	--	--	413	4	11,729	--	(11,733)	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	5	--	108	--	--	108
Directors Deferred comp. plan	--	--	--	--	200	--	--	200
Stock Compensation	--	--	--	--	1,183	--	--	1,183
Cancellation of
Restricted stock	--	--	(3)	--	(149)	--	--	(149)
FASB No. 160 adj. to
ownership percent between
parent and subsidiary	--	--	--	--	66,453	--	(66,453)	--
Balance at June 30, 2009	10	$25,000	78,334	$783	$2,259,621	$(419,254)	$332,891	$2,199,041

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008
Net income	$39,222	$41,774
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, including related intangibles	95,207	92,155
Amortization of stock compensation	1,183	1,450
Amortization of deferred financing costs and debt discount	1,343	1,416
Equity in (earnings) loss of unconsolidated joint ventures	7,036	264
Gain on reduction of other obligations	(1,693)	--
Gain on sale of investment in marketable securities	--	(471)
Distribution of cumulative earnings from unconsolidated joint ventures	2,131	2,341
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(2,738)	(2,441)
Decrease (increase) in deferred charges and other assets, net	5,005	(6,537)
Decrease in accounts receivable, net	13,765	16,827
Decrease in accounts payable, accrued expenses and other liabilities	(970)	(6,449)
Increase in rents received in advance and security deposits	2,054	843
Increase in accrued interest payable	(2,365)	(64)

Net cash provided by operating activities	$159,180	$141,108

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	(35,101)	(50,861)
Repayments of notes receivable	89	84
Investment in unconsolidated joint ventures	(4,268)	(4,153)
Proceeds from the sale of available for sale securities	--	5,375
Distribution in excess of cumulative earnings from unconsolidated joint ventures	81	2,924
(Increase) decrease in restricted cash	(8,066)	719

Net cash used in investing activities	$(47,265)	$(45,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	302,000	250,100
Repayment of revolving credit facility	(463,000)	(207,100)
Proceeds from mortgages	81,500	--
Borrowings from Money Market Loans	--	83,000
Repayments of Money Market Loans	--	(83,000)
Repayment of mortgages, loans payable and other obligations	(6,169)	(20,813)
Repayments of senior unsecured notes	(199,724)	--
Payment of financing costs	(631)	--
Repurchase of common stock	--	(5,198)
Proceeds from offering of Common Stock	274,827	--
Proceeds from stock options exercised	--	1,101
Payment of dividends and distributions	(89,136)	(104,225)

Net cash used in financing activities	$(100,333)	$(86,135)

Net increase in cash and cash equivalents	$11,582	$9,061
Cash and cash equivalents, beginning of period	$21,621	$24,716

Cash and cash equivalents, end of period	$33,203	$33,777

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third-parties.  As of June 30, 2009, the Company owned or had interests in 295 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 33.8 million square feet, which are comprised of 283 buildings, primarily office and office/flex buildings, totaling approximately 33.4 million square feet (which include 26 buildings, primarily office buildings, aggregating approximately 2.8 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in six states in the Northeast, plus the District of Columbia.

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

Pursuant to Statement of Financial Accounting Standards No. 165, Subsequent Events (“FASB No. 165”), subsequent events have been evaluated through July 28, 2009, the date these financial statements were available to be issued.

Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Pursuant to the Company’s adoption of FASB No. 141(R), Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $103,913,000 and $143,010,000 (including land of $71,492,000 and $70,709,000) as of June 30, 2009 and December 31, 2008, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values.  The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction.  In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

Investments in
Unconsolidated
Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”), and EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.  These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

Marketable
Securities
The Company classifies its marketable securities (if any) among three categories: held-to-maturity, trading and available-for-sale.  Unrealized holding gains and losses relating to available-for-sale securities are excluded from earnings and reported as other comprehensive income (loss) in equity until realized.  A decline in the market value of any marketable security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  Any impairment would be charged to earnings and a new cost basis for the security established.

The fair value of the marketable securities was determined using level I inputs under FAS 157.  Level I inputs represent quoted prices available in an active market for identical investments as of the reporting date.

The Company received approximately $65,000 in dividend income from its holdings in marketable securities during the three and six months ended June 30, 2008.  The Company disposed of its marketable securities in April 2008 for aggregate net proceeds of approximately $5.4 million and realized a gain of $471,000.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $636,000 and $708,000 for the three months ended June 30, 2009 and 2008, respectively, and $1,343,000 and $1,416,000 for the six months ended June 30, 2009 and 2008, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $940,000 and $910,000 for the three months ended June 30, 2009 and 2008, respectively, and $1,800,000 and $1,654,000 for the six months ended June 30, 2009 and 2008, respectively.

Derivative
Instruments
The Company measures derivative instruments (if any), including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract.  For derivatives designated and qualifying as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings.  For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the hedged item affects earnings.  Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at June 30, 2009 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (78,334,687 shares), and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (14,024,755 common units) for all such holders of record as of July 6, 2009 with respect to the second quarter 2009.  The second quarter 2009 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.45 per common share and unit were approved by the Board of Directors on June 2, 2009.  The common stock dividends and common unit distributions payable were paid on July 10, 2009.  The preferred stock dividends payable were paid on July 15, 2009.

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

In 2002, the Company adopted the provisions of FASB No. 123, and in 2006, the Company adopted the provisions of FASB No. 123(R), which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock expense of $517,000 and $715,000 for the three months ended June 30, 2009 and 2008, respectively, and $1,034,000 and $1,420,000 for the six months ended June 30, 2009 and 2008, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE TRANSACTION

On March 1, 2009, the Company placed in service a 250,000 square-foot, class A office building, which is fully leased by Wyndham Worldwide for 15 years.  The building is located in the Mack-Cali Business Campus in Parsippany, New Jersey.

On April 29, 2009, the Company acquired SL Green’s interests in the Mack-Green-Gale LLC (“Mack-Green”) and 55 Corporate Partners, LLC (“55 Corporate”) joint ventures (the “SL Green Transactions”) for $5 million.  As a result, the Company owns 100 percent of Mack-Green and 55 Corporate. Concurrent with the SL Green Transactions, the loan agreement with an affiliate of Gramercy Capital Corporation (“Gramercy”) on six office properties indirectly owned by Mack-Green was restructured providing Gramercy with the power to control the activities that are most important to the properties’ economic performance.  At the time of the restructuring, the estimated fair value of the six properties were less than the aggregate carrying amount of the non-recourse mortgage loans.

As a result of the SL Green Transactions and the agreement with Gramercy, as of April 29, 2009, the Company began consolidating 11 office properties, aggregating approximately 1.5 million square feet, owned and controlled by Mack-Green, and a pre-leased 205,000 square foot office development project owned and controlled by 55 Corporate.  The Company also has retained a non-controlling interest in entities that own 100 percent of six office properties, aggregating 786,198 square feet, which were previously indirectly owned by Mack-Green. The consolidated properties’ aggregate acquisition amounts were allocated as follows:  $43.0 million to land and leasehold interests, $150.1 million to buildings and improvements, $14.3 million to tenant improvements, $43.7 million to deferred lease costs and other lease intangibles, net, $13.1 million to other assets acquired (including cash and accounts receivable) and $156.8 million to liabilities (including mortgage debt with a fair market value of approximately $151.1 million), as well as an allocation to noncontrolling interests in consolidated joint ventures of $3.2 million.  There was no contingent consideration associated with the acquisition.   See “Mack-Green-Gale LLC” and “55 Corporate Partners, LLC” under Note 4: Investments in Unconsolidated Joint Ventures for further discussion on the transactions.

The Company has not yet obtained all of the information necessary to finalize its estimates to complete the purchase price allocations related to the SL Green Transactions. The purchase price allocations will be finalized once the information identified by the Company has been received, which should not be longer than one year from the closing date.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Company entered into a 50/50 joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The venture recorded an impairment loss of approximately $4.3 million on its rental property as of December 31, 2007.  On December 31, 2008, the venture transferred the deed to the lender in satisfaction of its obligations, including its mortgage with a balance of $14.7 million.  The venture recorded a gain on the disposal of its office property of $7.5 million.

The Company performed management, leasing and other services for the property when owned by the joint venture and recognized $16,000 in fees for such services for the three months ended June 30, 2008 and $32,000 for the six months ended June 30, 2008.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Company owns a 50 percent interest in the venture.

The venture has a mortgage loan with a balance as of June 30, 2009 of $67.7 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of June 30, 2009 of $6.7 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $6.7 million letter of credit in support of this loan, $3.4 million of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of June 30, 2009 of $20.9 million), carried an interest rate of LIBOR plus 130 basis points through March 2008.  In April 2008, the interest rate was reduced to LIBOR plus 125 basis points and the maturity was extended to April 2010.  The loan currently has a one-year extension option subject to certain conditions, which requires payment of a fee.

In September 2007, the joint venture completed development of the property and placed the office building in service.  The Company performs management, leasing and other services for the property owned by the joint venture and recognized $24,900 and $33,000 in fees for such services during the three months ended June 30, 2009 and 2008, respectively and $47,900 and $51,500 for the six months ended June 30, 2009 and 2008, respectively.

On July 20, 2006, the Company entered into a second joint venture agreement with PRC to form Red Bank Corporate Plaza II L.L.C.  The venture was formed to hold land able to accommodate an 18,561 square foot office building located in Red Bank, New Jersey.  The Company holds a 50 percent interest in the venture.  The terms of the venture are similar to Red Bank Corporate Plaza L.L.C.  PRC contributed the vacant land as its initial capital in the venture.

MACK-GREEN-GALE LLC/GRAMERCY AGREEMENT
On May 9, 2006, the Company entered into a joint venture, Mack-Green-Gale LLC (“Mack-Green”), with SL Green, pursuant to which Mack-Green held an approximate 96 percent interest in and acted as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OPLP”).  The Company’s acquisition cost for its interest in Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Company’s revolving credit facility.  At the time, the OPLP owned 100 percent of entities (“Property Entities”) which owned 25 office properties (the “OPLP Properties”) which aggregated 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan).  In December 2007, the OPLP sold its eight properties located in Troy, Michigan for $83.5 million.  The venture recognized a loss of approximately $22.3 million from the sale.

As defined in the Mack-Green operating agreement, the Company shared decision-making equally with SL Green regarding:  (i) all major decisions involving the operations of Mack-Green; and (ii) overall general partner responsibilities in operating the OPLP.

The Mack-Green operating agreement generally provided for profits and losses to be allocated as follows:

(i)	99 percent of Mack-Green’s share of the profits and losses from 10 specific OPLP Properties allocable to the Company and one percent allocable to SL Green;
(ii)
one percent of Mack-Green’s share of the profits and losses from eight specific OPLP Properties and its minor interest in four office properties allocable to the Company and 99 percent allocable to SL Green; and

(iii)	50 percent of all other profits and losses allocable to the Company and 50 percent allocable to SL Green.

Substantially all of the OPLP Properties were encumbered by mortgage loans with an aggregate outstanding principal balance of $276.3 million at March 31, 2009.  $186.0 million of the mortgage loans bore interest at a weighted average fixed interest rate of 6.26 percent per annum and matured at various times through May 2016.

Six of the OPLP Properties (the “Portfolio Properties”) were encumbered by $90.3 million of mortgage loans which bore interest at a floating rate of LIBOR plus 275 basis points per annum and were scheduled to mature in May 2009. The floating rate mortgage loans were provided to the six entities which owned the Portfolio Properties (collectively, the “Portfolio Entities”) by Gramercy, which was a related party of SL Green.  Based on the venture’s anticipated holding period pertaining to the Portfolio Properties, the venture believed that the carrying amounts of these properties may not have been recoverable at December 31, 2008.  Accordingly, as the venture determined that its carrying value of these properties exceeded the estimated fair value, it recorded an impairment charge of approximately $32.3 million as of December 31, 2008.

On April 29, 2009, the Company acquired the remaining interests in Mack-Green from SL Green.  As a result, the Company owns 100 percent of Mack-Green.  Additionally, on April 29, the mortgage loans with Gramercy on the Portfolio Properties (the “Gramercy Agreement”) were modified to provide for, among other things, interest to accrue at the current rate of LIBOR plus 275 basis point per annum, with the interest pay rate capped at 3.15 percent per annum.  Under the Gramercy Agreement, the payment of debt service is subordinate to the payment of operating expenses.  Interest at the pay rate is payable only out of funds generated by the Portfolio Properties and only to the extent that the Portfolio Properties’ operating expenses have been paid, with any accrued unpaid interest above the pay rate serving to increase the balance of the amounts due at the termination of the agreement.  Any excess funds after payment of debt service generally will be escrowed and available for future capital and leasing costs, as well as to cover future cash flow shortfalls, as appropriate.  The Gramercy Agreement has a term of two years and terminates on May 9, 2011.  Approximately six months in advance of the end of the term of the Gramercy Agreement, the Portfolio Entities are to provide estimates of each property’s fair market value (“FMV”).  Gramercy has the right to accept or reject the FMV.  If Gramercy rejects the FMV, Gramercy must market the property for sale in cooperation with the Portfolio Entities and must approve the ultimate sale.  However, Gramercy has no obligation to market a Portfolio Property if the FMV is less than the allocated amount due, including accrued, unpaid interest. If any Portfolio Property is not sold, the Portfolio Entities have agreed to give a deed in lieu of foreclosure, unless the FMV was equal to or greater than the allocated amount due for such Portfolio Property, in which case they can elect to have that Portfolio Property released by paying the FMV.  If Gramercy accepts the FMV, the Portfolio Property will be released from the Gramercy Agreement upon payment of the FMV.

The Company continues to perform management, leasing, and construction services for the Portfolio Properties at market terms.  The Portfolio Entities have a participation interest which provides for sharing 50 percent of any amount realized in excess of the allocated amounts due for each Portfolio Property.

As the Company acquired SL Green’s interests in Mack-Green, the Company owns 100 percent of Mack-Green and is consolidating Mack-Green as of the closing date.  Mack-Green, in turn, has been and will continue consolidating the OPLP as Mack-Green’s approximate 96 percent, general partner ownership interest in the OPLP remained unchanged as of the closing date.  Additionally, as of the closing date, the OPLP continues to consolidate its Property Entities which own 11 office properties aggregating 1.5 million square feet as its 100-percent ownership and rights regarding these entities were unchanged in the transaction.  The OPLP will not be consolidating the Portfolio Entities that own six office properties, aggregating 786,198 square feet, as the Gramercy Agreement is considered a reconsideration event under FIN 46(R) and accordingly, the Portfolio Entities were deemed to be variable interest entities for which the OPLP was not considered the primary beneficiary based on the Gramercy Agreement as described above.  As a result of the SLG Transactions, the Company has an unconsolidated joint venture interest in the Portfolio Properties.

In connection with these transactions, at the closing date, the Company also acquired the remaining 50 percent interest in 55 Corporate Partners L.L.C. from an affiliate of SL Green (see “55 Corporate Partners, LLC” below).

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $807,000 and $1.0 million in income (net of $286,000 and $816,000 in direct costs) for such services in the three months ended June 30, 2009 and 2008, respectively, and $2.7 million and $2.0 million in income (net of $1.1 million and $1.3 million in direct costs) for the six months ended June 30, 2009 and 2008, respectively.

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

GE Gale has a mortgage loan with a balance of $52.1 million at June 30, 2009.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2010, with an extension option, subject to certain conditions, through January 9, 2011.

The Company performs management, leasing, and other services for PFV and recognized $299,000 and $219,000 in income (net of $0 and $110,000 in direct costs) for such services in the three months ended June 30, 2009 and 2008, respectively and $522,000 and $438,000 in income (net of $0 and $256,000 in direct costs) for the six months ended June 30, 2009 and 2008, respectively.

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

The Route 93 Ventures has a mortgage loan with an amount not to exceed $58.6 million, with a $44.6 million balance at June 30, 2009 collateralized by its office properties.  The loan provides the venture the ability to draw additional monies for qualified leasing and capital improvement costs.  The loan bears interest at a rate of LIBOR plus 220 basis points and matured on July 11, 2009.  The joint venture is currently in discussions with the lender regarding the mortgage loan.

On March 31, 2009, on account of the recent deterioration in the commercial real estate markets in the Boston area, the Company wrote off its investment in the venture and recorded an impairment charge in equity in earnings (loss) of $4.0 million (of which $0.6 million was attributable to noncontrolling interest in consolidated joint ventures) during the period.

Through September 30, 2008, the Company had performed services for Route 93 Master LLC and Route 93 Bedford Master LLC and recognized $15,800 in fees for such services for the three months ended June 30, 2008 and $32,500 for the six months ended June 30, 2008.

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

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $67,000 and $58,000 in income for the three months ended June 30, 2009 and 2008, respectively, and $122,000 and $123,400 in income for the six months ended June 30, 2009 and 2008, respectively.

55 CORPORATE PARTNERS, LLC
On June 9, 2006, the Company entered into a joint venture with a Gale Affiliate to form 55 Corporate Partners L.L.C. (“55 Corporate”).  55 Corporate was formed for the sole purpose of acquiring from a Gale Affiliate a 50 percent interest in SLG 55 Corporate Drive II LLC (“SLG 55”), an entity presently holding a 100 percent indirect condominium interest in a vacant land parcel located in Bridgewater, New Jersey, which can accommodate development of an approximately 205,000 square foot office building (the “55 Corporate Property”).  The remaining 50 percent in SLG 55 was owned by SLG Gale 55 Corporate LLC, an affiliate of SL Green Realty Corp. (“SLG Gale 55”).

In November 2007, Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupied neighboring buildings, exercised its option to cause the venture to construct a building on the Property and has signed a lease thereof.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the building, estimated to cost approximately $36 million, commenced in 2009 and is expected to be delivered to the tenant in July 2011.

The operating agreement of 55 Corporate provides, among other things, for the Gale Participation Rights (of which Mr. Yeager has a direct 26 percent interest).  If Mr. Gale receives any commission payments with respect to a Sanofi lease on the development property, Mr. Gale has agreed to pay to Mr. Yeager 26 percent of such payments.

The operating agreement of SLG 55 provided, among other things, for the distribution of the available net cash flow to each of 55 Corporate and SLG Gale 55 in proportion to their respective membership interests in SLG 55 (50 percent each).

On April 29, 2009, the Company acquired the remaining 50 percent interest in 55 Corporate from SLG Gale 55 Corporate LLC, an affiliate of SL Green.  As of the closing date, the Company owns 100 percent of and is consolidating the venture, 50 percent of which remains subject to the Gale Participation Rights.  In connection with this transaction, the Company also acquired the remaining interest in Mack-Green from an affiliate of SLG Gale 55 Corporate LLC.

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of June 30, 2009 the outstanding balance on the mortgage note was $6.1 million.

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

The joint venture has suspended its plans for the development of the Filenes Property which was to include approximately 1.2 million square feet consisting of office, retail, condominium apartments, hotel and a parking garage.  The project is subject to governmental approvals.  The venture recorded an impairment charge of approximately $69.5 million on its development project as of December 31, 2008.

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

One Jefferson is owned 25 percent by Gale Jefferson and 75 percent by One Jefferson Road Realty Member LLC, an affiliate of JPMorgan (“JPM”).  The operating agreement of One Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its members’ respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to JPM and Gale Jefferson.  One Jefferson has a construction loan in an amount not to exceed $21 million (with a balance of $13.2 million at June 30, 2009), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option.

The Company performs management, leasing and other services for Gale Jefferson and recognized $204,000 and $113,000 in income (net of $151,000 and $3.7 million in direct costs) for such services for the three months ended June 30, 2009 and 2008, respectively and $653,000 and $174,000 in income (net of $465,000 and $5.7 million in direct costs) for the six months ended June 30, 2009 and 2008, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2009 and December 31, 2008.  (dollars in thousands)

	June 30, 2009
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 9,867	--	$ 61,074	$ 25,038	$ 71,178	$ 39,573	$ 57,323	--	--	$ 14,738	--	--	$ 278,791
Other assets	1,300	--	14,784	4,271	9,204	21,916	119	$ 35	--	767	$ 47,042	$ 1,838	101,276
Total assets	$ 11,167	--	$ 75,858	$ 29,309	$ 80,382	$ 61,489	$ 57,442	$ 35	--	$ 15,505	$ 47,042	$ 1,838	$ 380,067
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	--	$ 74,385	$ 20,934	$ 87,218	$ 52,067	$ 44,592	--	--	$ 6,110	--	--	$ 285,306
Other liabilities	$ 530	--	3,865	54	2,493	3,564	814	--	--	--	--	--	11,320
Partners’/members’
capital (deficit)	10,637	--	(2,392)	8,321	(9,329)	5,858	12,036	$ 35	--	9,395	$ 47,042	$ 1,838	83,441
Total liabilities and
partners’/members’
capital (deficit)	$ 11,167	--	$ 75,858	$ 29,309	$ 80,382	$ 61,489	$ 57,442	$ 35	--	$ 15,505	$ 47,042	$ 1,838	$ 380,067
Company’s
investment
in unconsolidated
joint ventures, net	$ 5,241	--	--	$ 3,948	--	$ 1,270	--	--	--	$ 8,634	$ 13,137	$ 777	$ 33,007

	December 31, 2008
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 10,173	--	$ 62,469	$ 24,583	$ 326,912	$ 41,058	$ 56,771	--	--	$ 14,598	--		$ 536,564
Other assets	1,008	$ 20	34,654	4,301	45,391	21,680	495	--	$ 17,896	789	$ 46,743	$ 1,838	174,815
Total assets	$ 11,181	$ 20	$ 97,123	$ 28,884	$ 372,303	$ 62,738	$ 57,266	--	$ 17,896	$ 15,387	$ 46,743	$ 1,838	$ 711,379
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	--	$ 74,852	$ 20,416	$ 276,752	$ 52,800	$ 43,541	--	--	$ 7,170	--	--	$ 475,531
Other liabilities	$ 531	--	21,652	87	23,805	4,156	985	--	--	--	--	--	51,216
Partners’/members’
capital (deficit)	10,650	$ 20	619	8,381	71,746	5,782	12,740	--	$ 17,896	8,217	$ 46,743	$ 1,838	184,632
Total liabilities and
partners’/members’
capital (deficit)	$ 11,181	$ 20	$ 97,123	$ 28,884	$ 372,303	$ 62,738	$ 57,266	--	$ 17,896	$ 15,387	$ 46,743	$ 1,838	$ 711,379
Company’s
investment
in unconsolidated
joint ventures, net	$ 5,248	--	$ 254	$ 3,929	$ 92,110	$ 1,342	$ 4,024	--	$ 9,068	$ 8,300	$ 13,464	$ 756	$ 138,495

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended June 30, 2009 and 2008:  (dollars in thousands)

	Three Months Ended June 30, 2009
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 199	--	$ 8,841	$ 803	$ 6,459	$ 3,227	$ 967	--	--	$ 597	--	--	$ 21,093
Operating and
other expenses	(52)	--	(5,830)	(209)	(2,792)	(1,444)	(863)	$(29)	--	(16)	$ (7,738)	--	(18,973)
Depreciation and
amortization	(153)	--	(1,087)	(149)	(2,421)	(1,326)	(456)	--	--	(127)	--	--	(5,719)
Interest expense	--	--	(1,161)	(89)	(1,632)	(450)	(305)	--	--	(113)	--	--	(3,750)

Net income	$ (6)	--	$ 763	$ 356	$ (386)	$ 7	$ (657)	$(29)	--	$ 341	$ (7,738)	--	$ (7,349)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ (3)	--	$ 750	$ 178	$ (202)	$ (88)	--	$ 23	--	$ 170	$ (2,750)	--	$ (1,922)

	Three Months Ended June 30, 2008
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 233	$ 456	$ 12,474	$ 821	$ 12,504	$ 3,355	$ 657	$ 410	--	$ 595	$ 4	--	$ 31,509
Operating and
other expenses	(49)	(283)	(6,825)	(214)	(5,120)	(1,509)	(799)	(132)	--	(19)	--	--	(14,950)
Depreciation and
amortization	(154)	(63)	(1,459)	(148)	(4,703)	(988)	(398)	(81)	--	(127)	--	--	(8,121)
Interest expense	--	(210)	(1,178)	(191)	(4,274)	(831)	(607)	(182)	--	(144)	--	--	(7,617)

Net income	$ 30	$ (100)	$ 3,012	$ 268	$ (1,593)	$ 27	$ (1,147)	$ 15	--	$ 305	$ 4	--	$ 821
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 15	--	$ 1,556	$ 134	$ (1,040)	$ 28	$ (325)	$ 363	--	$ 152	$ 1	--	$ 884

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the six months ended June 30, 2009 and 2008:  (dollars in thousands)

	Six Months Ended June 30, 2009
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 387	--	$ 15,668	$ 1,613	$ 19,638	$ 6,406	$ 1,687	$ 35	--	$ 1,192	--	--	$ 46,626
Operating and
other expenses	(94)	--	(10,809)	(458)	(8,128)	(3,173)	(1,971)	--	--	(35)	$ (8,858)	--	(33,526)
Depreciation and
amortization	(306)	--	(2,085)	(297)	(7,255)	(2,232)	(909)	--	--	(255)	--	--	(13,339)
Interest expense	--	--	(2,305)	(172)	(5,276)	(925)	(611)	--	--	(234)	--	--	(9,523)

Net income	$ (13)	--	$ 469	$ 686	$ (1,021)	$ 76	$ (1,804)	$ 35	--	$ 668	$ (8,858)	--	$ (9,762)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ (7)	--	$ 1,496	$ 343	$ (915)	$ (72)	$ (4,354)	$ 42	--	$ 334	$ (3,903)	--	$ (7,036)

	Six Months Ended June 30, 2008
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 536	$ 944	$ 21,347	$ 1,603	$ 24,829	$ 6,143	$ 1,327	$ 805	--	$ 992	$ 50	--	$ 58,576
Operating and
other expenses	(97)	(597)	(12,444)	(386)	(10,273)	(2,992)	(1,699)	(242)	--	(42)	--	--	(28,772)
Depreciation and
amortization	(308)	(244)	(2,928)	(296)	(9,454)	(1,754)	(791)	(167)	--	(255)	--	--	(16,197)
Interest expense	--	(411)	(2,361)	(415)	(8,935)	(1,804)	(1,351)	(334)	--	(244)	--	--	(15,855)

Net income	$ 131	$ (308)	$ 3,614	$ 506	$ (3,833)	$ (407)	$ (2,514)	$ 62	--	$ 451	$ 50	--	$ (2,248)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 65	--	$ 1,841	$ 252	$ (2,612)	$ (79)	$ (363)	$ 389	--	$ 225	$ 18	--	$ (264)

5.	DEFERRED CHARGES AND OTHER ASSETS

	June 30,	December 31,
(dollars in thousands)	2009	2008
Deferred leasing costs	$ 215,105	$ 214,887
Deferred financing costs	24,355	23,723
	239,460	238,610
Accumulated amortization	(107,988)	(104,652)
Deferred charges, net	131,472	133,958
Notes receivable	11,355	11,443
In-place lease values, related intangible and other assets, net	66,335	33,256
Prepaid expenses and other assets, net	28,873	33,765

Total deferred charges and other assets, net	$ 238,035	$ 212,422

6.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	June 30,	December 31,	Effective
	2009	2008	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	--	$ 199,689	7.486%
5.050% Senior Unsecured Notes, due April 15, 2010	$ 149,957	149,929	5.265%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.950%
7.750% Senior Unsecured Notes, due February 15, 2011	299,727	299,641	7.930%
5.250% Senior Unsecured Notes, due January 15, 2012	99,501	99,404	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	93,209	92,963	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,696	25,641	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,887	99,872	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	201,109	201,229	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,487	149,441	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,502	200,540	5.806%

Total Senior Unsecured Notes	$1,334,075	$1,533,349

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

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

As of June 30, 2009 and December 31, 2008, the Company had outstanding borrowings of zero and $161 million, respectively, under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  The Company had no outstanding borrowings under the Money Market Loan as of June 30, 2009 and December 31, 2008.

8.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of June 30, 2009, 32 of the Company’s properties with a total book value of approximately $1,066,182,000 are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

On January 27, 2009, the Company obtained $64.5 million in mortgage financing from Guardian Life Insurance Company of America.  The two mortgage loans, which are collateralized by one and three office properties located in Clark and Red Bank, New Jersey, respectively, both carry an effective rate of 7.31 percent per annum and carry a 10-year term.

On April 29, 2009, in connection with the SL Green Transactions, the Company consolidated 11 office properties, which are encumbered by mortgage loans with Wachovia CMBS as lender which were recorded at an aggregate amount of approximately $151.1 million at the closing date.  The mortgage loans carry an average effective interest rate of 10.66 percent per annum and mature through May 2016.

On June 30, 2009, the Company obtained $17.0 million in mortgage financing from Valley National Bank.  The mortgage loan, which is collateralized by the Company’s office property in Woodbridge, New Jersey, is for a 25-year term and bears interest at a net effective rate of 6.94 percent per annum through the end of the 10th year.  The coupon interest rate will be reset at the end of year 10 and year 20 at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates, with a minimum rate of 6.875 percent.

As a result of the recent expirations of the remainder of the Company’s acquired lease obligations incurred as part of the consideration for certain properties acquired in 2004 (“Assumed Obligations”) included in mortgages, loans payable and other obligations, the Company recorded a gain on retirement of other obligations of approximately $1.7 million during the three months ended June 30, 2009 on account of the remaining unused balance of the obligations at expiration.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

		Effective	Principal Balance at
		Interest	June 30,	December 31,
Property Name	Lender	Rate (a)	2009	2008	Maturity
Assumed obligations	Various	4.96%	--	$ 5,090	n/a
Various (b)	Prudential Insurance	4.84%	$150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	19,298	19,188	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	16,834	17,043	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.02%	16,865	17,109	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	4,880	4,955	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	6,799	6,901	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	11,958	12,176	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,390	6,480	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.35%	19,741	19,868	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.22%	60,032	--	08/11/14
4 Sylvan	Wachovia CMBS	10.19%	14,339	--	08/11/14
10 Independence	Wachovia CMBS	12.44%	15,217	--	08/11/14
4 Becker	Wachovia CMBS	9.55%	35,901	--	05/11/16
5 Becker	Wachovia CMBS	12.83%	10,889	--	05/11/16
210 Clay	Wachovia CMBS	13.42%	10,988	--	05/11/16
51 Imclone	Wachovia CMBS	8.39%	3,902	--	05/11/16
23 Main Street	JPMorgan CMBS	5.59%	32,282	32,521	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.84%	238,543	239,795	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.31%	19,600	--	02/01/19
One River Center	Guardian Life Insurance Co.	7.31%	44,900	--	02/01/19
581 Main Street	Valley National Bank	6.94% (c)	17,000	--	07/01/34

Total mortgages, loans payable and other obligations			$756,358	$531,126

(a)  Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b) Mortgage is collateralized by seven properties.
(c) The coupon interest rate will be reset at the end of year 10 and year 20 at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2009 and 2008 was $67,381,000 and $65,001,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2009 and 2008 was $845,000 and $2,977,000 respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2009, the Company’s total indebtedness of $2,090,433,000 (weighted average interest rate of 6.43 percent) was comprised of all fixed rate debt.

As of December 31, 2008 the Company’s total indebtedness of $2,225,475,000 (weighted average interest rate of 5.87 percent) was comprised of $161,000,000 of revolving credit facility borrowings (weighted average rate of 1.82 percent) and fixed rate debt and other obligations of $2,064,475,000 (weighted average rate of 6.18 percent).

9.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, who meet certain minimum age and service requirements are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from 1 percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2009 and 2008 was $100,000 and $100,000 respectively, and for the six months ended June 30, 2009 and 2008 was $200,000 and $200,000, respectively.

10.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $250,000 and $250,000 for the three months ended June 30, 2009 and 2008, respectively, and $500,000 and $500,000 for the six months ended June 30, 2009 and 2008, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended June 30, 2009 and 2008, and $1.6 and $1.6 million for the six months ended June 30, 2009 and 2008, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2009, are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2009	$ 259
2010	502
2011	502
2012	502
2013	502
2014 through 2084	34,531

Total	$36,798

Ground lease expense incurred by the Company during the three months ended June 30, 2009 and 2008 amounted to $178,000 and $184,000, respectively, and $369,000 and $350,000 for the six months ended June 30, 2009 and 2008, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $202.1 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  126 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

11.	TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2030.  Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2009 are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2009	$ 309,921
2010	585,683
2011	521,159
2012	453,535
2013	368,174
2014 and thereafter	1,272,160

Total	$3,510,632

12.	MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At June 30, 2009, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the preferred units of the Operating Partnership (See Note 13: Noncontrolling interests in subsidiaries.)

The Series C Preferred Stock is redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

COMMON STOCK
On May 6, 2009, the Company completed a public offering of 11,500,000 shares of Common Stock and used the net proceeds, which totaled approximately $274.8 million (after offering costs), to repay borrowings under its unsecured revolving credit facility.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through June 30, 2009 under the Repurchase Program.  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through June 30, 2009 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of June 30, 2009 and December 31, 2008, the stock options outstanding had a weighted average remaining contractual life of approximately 2.9 and 3.3 years, respectively.  Stock options exercisable at June 30, 2009 and December 31, 2008 had a weighted average remaining contractual life of approximately 2.9 and 3.5 years, respectively.

Information regarding the Company’s stock option plans for the six months ended June 30, 2009 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2009	395,541	$28.77
Lapsed or canceled	(24,000)	$30.97
Outstanding at June 30, 2009 ($24.63 – $45.47)	371,541	$28.63	$(2,165)
Options exercisable at June 30, 2009	371,541	$28.63	$(2,165)
Available for grant at June 30, 2009	4,538,294

Cash received from options exercised under all stock option plans was $0 and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $0 and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $0 and $0.2 million, respectively, and $0 and $0.3 million for the six months ended June 30, 2009 and 2008, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 301,418 unvested shares were outstanding at June 30, 2009.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 196,998 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

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

During the six months ended June 30, 2009 and 2008, 8,813 and 5,254 deferred stock units were earned, respectively.  As of June 30, 2009 and December 31, 2008, there were 64,112 and 55,446 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended June 30, 2009 and 2008 in accordance with FASB No. 128:  (dollars in thousands)

	Three Months Ended June 30,
Computation of Basic EPS	2009	2008
Income from continuing operations	$24,625	$23,021
Deduct: Noncontrolling interest in consolidated joint ventures	135	16
Noncontrolling interest in Operating Partnership	(3,886)	(4,193)
Preferred stock dividends	(500)	(500)
Income from continuing operations available to common shareholders	20,374	18,344
Net income available to common shareholders	$20,374	$18,344

Weighted average common shares	73,903	65,423

Basic EPS:
Income from continuing operations available to common shareholders	$ 0.28	$ 0.28
Net income available to common shareholders	$ 0.28	$ 0.28

	Three Months Ended June 30,
Computation of Diluted EPS	2009	2008
Income from continuing operations available to common shareholders	$20,374	$18,344
Add: Income from continuing operations attributable to common units	3,886	4,193
Income from continuing operations for diluted earnings per share	24,260	22,537
Net income available to common shareholders	$24,260	$22,537

Weighted average common shares	88,000	80,585

Diluted EPS:
Income from continuing operations available to common shareholders	$ 0.28	$ 0.28
Net income available to common shareholders	$ 0.28	$ 0.28

The following information presents the Company’s results for the six months ended June 30, 2009 and 2008 in accordance with FASB No. 128:  (dollars in thousands)

	Six Months Ended June 30,
Computation of Basic EPS	2009	2008
Income from continuing operations	$39,222	$41,774
Deduct: Noncontrolling interest in consolidated joint ventures	767	139
Noncontrolling interest in Operating Partnership	(6,514)	(7,620)
Preferred stock dividends	(1,000)	(1,000)
Income from continuing operations available to common shareholders	32,475	33,293
Net income available to common shareholders	$32,475	$33,293

Weighted average common shares	70,214	65,397

Basic EPS:
Income from continuing operations available to common shareholders	$ 0.46	$ 0.51
Net income available to common shareholders	$ 0.46	$ 0.51

	Six Months Ended June 30,
Computation of Diluted EPS	2009	2008
Income from continuing operations available to common shareholders	$32,475	$33,293
Add: Income from continuing operations attributable to common units	6,514	7,620
Income from continuing operations for diluted earnings per share	38,989	40,913
Net income available to common shareholders	$38,989	$40,913

Weighted average common shares	84,480	80,547

Diluted EPS:
Income from continuing operations available to common shareholders	$ 0.46	$ 0.51
Net income available to common shareholders	$ 0.46	$ 0.51

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic EPS shares	73,903	65,423	70,214	65,397
Add:Operating Partnership – common units	14,097	14,955	14,266	14,970
Stock options	--	207	--	180
Diluted EPS Shares	88,000	80,585	84,480	80,547

Unvested shares of restricted stock outstanding as of June 30, 2009 and 2008 were 301,418 and 346,786, respectively.

13.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) preferred units (“Preferred Units”) and common units in the Operating Partnership, held by parties other than the Company, and (ii) interests in consolidated joint ventures for the portion of such properties not owned by the Company.

Pursuant to the Company’s adoption on January 1, 2009 of Statement of Financial Accounting Standards No. 160 (“FASB No. 160”), which establishes and expands the accounting and reporting standards of minority interests to be recharacterized as noncontrolling interests in a subsidiary and the deconsolidation of a subsidiary, the Company is presenting its noncontrolling interests as equity for all periods presented in these financial statements.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the six months ended June 30, 2009 (dollars in thousands):

Common
Units
Balance at January 1, 2009	14,437,731
Redemption of common units for shares
of Common Stock	(412,976)

Balance at June 30, 2009	14,024,755

Pursuant to FASB No. 160, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2009, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $66.5 million as of June 30, 2009.

Noncontrolling Interest Ownership
As of June 30, 2009 and December 31, 2008, the noncontrolling interest common unitholders owned 15.2 and 17.9 percent of the Operating Partnership.

Consolidated Joint Ventures
The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold noncontrolling interests in these ventures.

14.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three and six months ended June 30, 2009 and 2008.  The Company had no long lived assets in foreign locations as of June 30, 2009 and December 31, 2008.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and six month periods ended June 30, 2009 and 2008 and selected asset information as of June 30, 2009 and December 31, 2008 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2009	$ 183,831	$ 5,988	$ (481)	$ 189,338
June 30, 2008	180,462	12,845	(514)	192,793
Six months ended:
June 30, 2009	$ 365,903	$ 17,504	(7,403)	$ 376,004
June 30, 2008	361,464	26,973	(931)	387,506

Total operating and interest expenses(a):
Three months ended:
June 30, 2009	$ 65,627	$ 5,911	$ 43,230	$ 114,768	(e)
June 30, 2008	68,529	12,447	42,566	123,542	(f)
Six months ended:
June 30, 2009	$ 130,800	$ 17,471	$ 85,678	$ 233,949	(g)
June 30, 2008	138,751	27,301	84,580	250,632	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
June 30, 2009	$ 1,442	--	$ (3,364)	$ (1,922)
June 30, 2008	884	--	--	884
Six months ended:
June 30, 2009	$ (7,036)	--	--	$ (7,036)
June 30, 2008	(264)	--	--	(264)

Net operating income (b):
Three months ended:
June 30, 2009	$ 119,646	$ 77	$ (47,075)	$ 72,648	(e)
June 30, 2008	112,817	398	(43,080)	70,135	(f)
Six months ended:
June 30, 2009	$ 228,067	$ 33	$ (93,081)	$ 135,019	(g)
June 30, 2008	222,449	(328)	(85,511)	136,610	(h)

Total assets:
June 30, 2009	$4,600,931	$ 15,172	$ (81,058)	$4,535,045
December 31, 2008	4,731,929	25,845	(313,852)	4,443,922

Total long-lived assets (c):
June 30, 2009	$4,236,936	--	$ (3,288)	$4,233,648
December 31, 2008	4,191,036	--	(17,015)	4,174,021

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

(e) Excludes $49,715 of depreciation and amortization.
(f) Excludes $47,586 of depreciation and amortization.
(g) Excludes $97,988 of depreciation and amortization.
(h) Excludes $95,308 of depreciation and amortization.

15.	DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective April 2009, the Company has adopted Financial Accounting Standards Board Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1). The FSP amends SFAS 107 to require disclosures about fair value of financial instruments in both interim and annual financial statements. This FSP also amends APB 28 to require those disclosures in summarized financial information at interim reporting periods.

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at June 30, 2009 and December 31, 2008.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2009 and December 31, 2008.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $1.9 billion and $1.8 billion as compared to the book value of approximately $2.1 billion and $2.2 billion as of June 30, 2009 and December 31, 2008, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by FASB Statement No. 157), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

16.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FASB No. 167”)

FASB No. 167 amends, among other items, for FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.

FASB No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, FASB No. 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  FASB No. 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.  Also, FASB No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  As FASB No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 with earlier application prohibited, the Company is currently assessing the potential impact that the adoption of FASB No. 167 will have on its financial position and results of operation.

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

Executive Overview

Mack-Cali Realty Corporation (together with its subsidiaries, the “Company”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 295 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 33.8 million square feet, leased to approximately 2,100 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.5 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 90.6 percent at June 30, 2009, as compared to 90.7 percent at March 31, 2009 and 92.3 percent at June 30, 2008.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of June 30, 2009, March 31, 2009 and June 30, 2008 aggregate 81,451, 65,176 and 73,942 square feet, respectively, or 0.3, 0.2 and 0.3 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended June 30, 2009 decreased an average of 7.3 percent compared to rates that were in effect under the prior leases, as compared to a 6.5 percent increase for the three months ended June 30, 2008.  The Company believes that vacancy rates may continue to increase in some of its markets through 2009 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

Deteriorating economic conditions have resulted in a reduction of the availability of financing and overall higher borrowing rates.  These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses.  On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  Lehman had leased 270,063 square feet of office space from the Company at 101 Hudson Street in Jersey City, New Jersey, scheduled to expire through 2018.  In June 2009, the Bankruptcy Court approved a reduction in Lehman’s space to 135,190 square feet with 63,686 square feet expiring in December 2010 and 71,504 square feet expiring in April 2012.  Lehman’s sub-tenants occupy 140,245 square feet and have become direct tenants of the Company, with 106,379 square feet expiring in December 2010 and 33,866 expiring in December 2013.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008;
•	liquidity and capital resources.

Property Transactions

On March 1, 2009, the Company placed in service a 250,000 square-foot, class A office building, which is fully leased by Wyndham Worldwide for 15 years.  The building is located in the Mack-Cali Business Campus in Parsippany, New Jersey.

On April 29, 2009, the Company acquired SL Green’s interests in the Mack-Green-Gale LLC (“Mack-Green”) and 55 Corporate Partners, LLC (“55 Corporate”) joint ventures (the “SL Green Transactions”)  for $5 million.  As a result, the Company owns 100 percent of Mack-Green and 55 Corporate. Concurrent with the SL Green Transactions, the loan agreement with an affiliate of Gramercy Capital Corporation (“Gramercy”) on six office properties indirectly owned by Mack-Green was restructured providing Gramercy with the power to control the activities that are most important to the properties’ economic performance.  At the time of the restructuring, the estimated fair value of the six properties were less than the aggregate carrying amount of the non-recourse mortgage loans.

As a result of the SL Green Transactions and the agreement with Gramercy, as of April 29, 2009, the Company began consolidating 11 office properties, aggregating approximately 1.5 million square feet, owned and controlled by Mack-Green, and a pre-leased 205,000 square foot office development project owned and controlled by 55 Corporate.  The Company also has retained a non-controlling interest in entities that own 100 percent of six office properties, aggregating 786,198 square feet, which were previously indirectly owned by Mack-Green.  See “Mack-Green-Gale LLC” and “55 Corporate Partners, LLC” under Note 4: Investments in Unconsolidated Joint Ventures for further discussion on the transactions.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended June 30, 2009 and 2008 was $0.2 million and $1.6 million, respectively and $0.8 million and $3.0 million for the six months ended June 30, 2009 and 2008, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values. The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed exceed the purchase consideration of a transaction.  In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

Investments in Unconsolidated Joint Ventures, Net:
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”), and EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.  These investments are recorded initially at cost, as Investments in Unconsolidated Joint Ventures, and subsequently adjusted for equity in earnings and cash contributions and distributions.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2009 (“2009”), as compared to the three and six months ended June 30, 2008 (“2008”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2008 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2007 (for the six-month period comparisons), excluding properties sold or held for sale through June 30, 2009, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2008 through June 30, 2009 (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2008 through June 30, 2009 (for the six-month period comparisons).

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2009	2008	Change	Change
Revenue from rental operations and other:
Base rents	$154,085	$148,087	$ 5,998	4.1%
Escalations and recoveries from tenants	24,944	26,586	(1,642)	(6.2)
Other income	3,399	3,588	(189)	(5.3)
Total revenues from rental operations	182,428	178,261	4,167	2.3

Property expenses:
Real estate taxes	23,494	24,125	(631)	(2.6)
Utilities	16,091	19,660	(3,569)	(18.2)
Operating services	26,915	27,152	(237)	(0.9)
Total property expenses	66,500	70,937	(4,437)	(6.3)

Non-property revenues:
Construction services	4,794	11,305	(6,511)	(57.6)
Real estate services	2,116	3,227	(1,111)	(34.4)
Total non-property revenues	6,910	14,532	(7,622)	(52.5)

Non-property expenses:
Direct construction costs	4,296	10,329	(6,033)	(58.4)
General and administrative	10,651	11,237	(586)	(5.2)
Depreciation and amortization	49,716	47,586	2,130	4.5
Total non-property expenses	64,663	69,152	(4,489)	(6.5)
Operating income	58,175	52,704	5,471	10.4
Other (expense) income:
Interest expense	(33,508)	(31,340)	(2,168)	(6.9)
Interest and other investment income	187	302	(115)	(38.1)
Equity in earnings (loss) of unconsolidated joint ventures	(1,922)	884	(2,806)	(317.4)
Gain on reduction of other obligations	1,693	--	1,693	--
Gain on sale of marketable securities	--	471	(471)	(100.0)
Total other (expense) income	(33,550)	(29,683)	(3,867)	(13.0)

Income from continuing operations	24,625	23,021	1,604	7.0
Net income	24,625	23,021	1,604	7.0
Noncontrolling interest in consolidated joint ventures	135	16	119	743.8
Noncontrolling interest in Operating Partnership	(3,886)	(4,193)	307	7.3
Preferred stock dividends	(500)	(500)	--	--
Net income available to common shareholders	$ 20,374	$ 18,344	$ 2,030	11.1%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 5,998	4.1%	$ (966)	(0.6)%	$6,964	4.7%
Escalations and recoveries
from tenants	(1,642)	(6.2)	(2,001)	(7.6)	359	1.4
Other income	(189)	(5.3)	(191)	(5.4)	2	0.1
Total	$ 4,167	2.3%	$(3,158)	(1.8)%	$7,325	4.1%

Property expenses:
Real estate taxes	$ (631)	(2.6)%	$(1,261)	(5.2)%	$ 630	2.6%
Utilities	(3,569)	(18.2)	(4,046)	(20.6)	477	2.4
Operating services	(237)	(0.9)	(1,259)	(4.7)	1,022	3.8
Total	$(4,437)	(6.3)%	$(6,566)	(9.3)%	$2,129	3.0%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	268		255		13
Square feet (in thousands)	30,946		29,245		1,701

Base rents for the Same-Store Properties decreased $1.0 million, or 0.6 percent, for 2009 as compared to 2008 due primarily to decreased occupancy.  Escalations and recoveries from tenants for the Same-Store Properties decreased $2.0 million, or 7.6 percent, for 2009 over 2008, due primarily to lower operating and utility expenses in 2009, as compared to 2008.  Other income for the Same-Store Properties decreased $0.2 million, or 5.4 percent, due primarily to a decrease in parking income for 2009 as compared to 2008.

Real estate taxes on the Same-Store Properties decreased $1.3 million, or 5.2 percent, for 2009 as compared to 2008, due primarily to reduced assessments for certain properties in 2009.  Utilities for the Same-Store Properties decreased $4.0 million, or 20.6 percent, for 2009 as compared to 2008, due primarily to lower electric rates and usage in 2009 as compared to 2008.  Operating services for the Same-Store Properties decreased $1.3 million, or 4.7 percent due primarily to a decrease in salaries and related expenses in 2009.

Construction services revenue decreased $6.5 million, or 57.6 percent, in 2009 as compared to 2008, due to lesser activity in 2009 at The Gale Company and its related businesses.  Real estate services revenue decreased by $1.1 million, or 34.4 percent, for 2009 as compared to 2008, due primarily to decreases in management fee income of $0.4 million, commission income of $0.3 million and salary reimbursements of $0.3 million for 2009 as compared to 2008.

Direct construction costs decreased $6.0 million, or 58.4 percent, in 2009 as compared to 2008, due primarily to lesser activity of the Gale Company and its related businesses.  General and administrative expense decreased $0.6 million, or 5.2 percent, for 2009 as compared to 2008.  This decrease was due primarily to a decrease in salaries and related expenses.

Depreciation and amortization increased by $2.1 million, or 4.5 percent, for 2009 over 2008.  This increase was due primarily to the Acquired Properties.

Interest expense increased $2.2 million or 6.9 percent for 2009 as compared to 2008.  This increase was due primarily as a result of capitalizing less interest on development projects and higher average interest rates in 2009 as compared to 2008.

Interest and other investment income decreased $0.1 million, or 38.1 percent, for 2009 as compared to 2008.  This decrease was due primarily to lower interest rates for 2009 as compared to 2008.

Equity in earnings (loss) of unconsolidated joint ventures decreased $2.8 million, or 317.4 percent, for 2009 as compared to 2008, due primarily to a loss of $2.8 million from the Boston Downtown Crossing venture in 2009.

The Company had a gain on reduction of other obligations of $1.7 million on account of the expiration of the Assumed Obligations in 2009.  The Company recognized a gain on sale of investments in marketable securities of $0.5 million in 2008.

Income from continuing operations increased to approximately $24.6 million in 2009 from $23.0 million in 2008.  The increase of approximately $1.6 million was due to the factors discussed above.

Net income available to common shareholders increased by approximately $2.0 million, from approximately $18.4 million in 2008 to $20.4 million in 2009.  This increase was the result of an increase in income from continuing operations of $1.6 million for 2009 as compared to 2008, an increase in noncontrolling interest in the Operating Partnership of $0.3 million and an increase in noncontrolling interest in consolidated joint ventures of approximately $0.1 million for 2009 as compared to 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2009	2008	Change	Change
Revenue from rental operations and other:
Base rents	$303,411	$296,690	$ 6,721	2.3%
Escalations and recoveries from tenants	52,893	52,310	583	1.1
Other income	6,353	7,771	(1,418)	(18.2)
Total revenues from rental operations	362,657	356,771	5,886	1.7

Property expenses:
Real estate taxes	46,965	48,161	(1,196)	(2.5)
Utilities	36,968	41,088	(4,120)	(10.0)
Operating services	54,857	53,125	1,732	3.3
Total property expenses	138,790	142,374	(3,584)	(2.5)

Non-property revenues:
Construction services	8,705	24,066	(15,361)	(63.8)
Real estate services	4,642	6,669	(2,027)	(30.4)
Total non-property revenues	13,347	30,735	(17,388)	(56.6)

Non-property expenses:
Direct construction costs	8,010	22,983	(14,973)	(65.1)
General and administrative	20,733	22,332	(1,599)	(7.2)
Depreciation and amortization	97,988	95,308	2,680	2.8
Total non-property expenses	126,731	140,623	(13,892)	(9.9)
Operating income	110,483	104,509	5,974	5.7
Other (expense) income:
Interest expense	(66,302)	(63,800)	(2,502)	(3.9)
Interest and other investment income	384	858	(474)	(55.2)
Equity in earnings (loss) of unconsolidated joint ventures	(7,036)	(264)	(6,772)	(2,565.2)
Gain on reduction of other obligations	1,693	--	1,693	--
Gain on sale of marketable securities	--	471	(471)	(100.0)
Total other (expense) income	(71,261)	(62,735)	(8,526)	(13.6)

Income from continuing operations	39,222	41,774	(2,552)	(6.1)
Net income	39,222	41,774	(2,552)	(6.1)
Noncontrolling interest in consolidated joint ventures	767	139	628	451.8
Noncontrolling interest in Operating Partnership	(6,514)	(7,620)	1,106	14.5
Preferred stock dividends	(1,000)	(1,000)	--	--
Net income available to common shareholders	$ 32,475	$ 33,293	$ (818)	(2.5)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 6,721	2.3%	$ (774)	(0.2)%	$7,495	2.5%
Escalations and recoveries
from tenants	583	1.1	224	0.4	359	0.7
Other income	(1,418)	(18.2)	(1,421)	(18.2)	3	--
Total	$ 5,886	1.7%	$(1,971)	(0.3)%	$7,857	2.0%

Property expenses:
Real estate taxes	$(1,196)	(2.5)%	$(1,829)	(3.8)%	$ 633	1.3%
Utilities	(4,120)	(10.0)	(4,597)	(11.2)	477	1.2
Operating services	1,732	3.3	710	1.4	1,022	1.9
Total	$(3,584)	(2.5)%	$(5,716)	(4.0)%	$2,132	1.5%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	268		255		13
Square feet (in thousands)	30,946		29,245		1,701

Base rents for the Same-Store Properties decreased $0.8 million, or 0.2 percent, for 2009 as compared to 2008 due primarily to decreased occupancy.  Escalations and recoveries from tenants for the Same-Store Properties increased $0.2 million, or 0.4 percent, for 2009 over 2008, due primarily to higher operating services in 2009, as compared to 2008.  Other income for the Same-Store Properties decreased $1.4 million, or 18.2 percent, due primarily to a decrease in parking income of $520,000 for 2009 as compared to 2008 as well as $410,000 from income from other investments received in 2008.

Real estate taxes on the Same-Store Properties decreased $1.8 million, or 3.8 percent, for 2009 as compared to 2008, due primarily to reduced assessments for certain properties in 2009.  Utilities for the Same-Store Properties decreased $4.6 million, or 11.2 percent, for 2009 as compared to 2008, due primarily to lower electric rates and usage in 2009 as compared to 2008.  Operating services for the Same-Store Properties increased $0.7 million, or 1.4 percent, due primarily to an increase in snow removal costs.

Construction services revenue decreased $15.4 million, or 63.8 percent, in 2009 as compared to 2008, due to lesser activity in 2009 at The Gale Company and its related businesses.  Real estate services revenue decreased by $2.0 million, or 30.4 percent, for 2009 as compared to 2008, due primarily to decreases in management fee income of $0.8 million, commission income of $0.6 million and salary reimbursements of $0.5 million for 2009 as compared to 2008.

Direct construction costs decreased $15.0 million, or 65.1 percent, in 2009 as compared to 2008, due primarily to lesser activity of the Gale Company and its related businesses.  General and administrative expense decreased $1.6 million, or 7.2 percent, for 2009 as compared to 2008.  This decrease was due primarily to decreases in salaries and related expenses.

Depreciation and amortization increased by $2.7 million, or 2.8 percent, for 2009 over 2008.  This decrease was due primarily to the Acquired Properties.

Interest expense increased $2.5 million or 3.9 percent for 2009 as compared to 2008.  This increase was due primarily as a result of capitalizing less interest on development projects in 2009 as compared to 2008.

Interest and other investment income decreased $0.5 million, or 55.2 percent, for 2009 as compared to 2008.  This decrease was due primarily to lower interest rates for 2009 as compared to 2008.

Equity in earnings (loss) of unconsolidated joint ventures decreased $6.8 million, or 2,565.2 percent, for 2009 as compared to 2008.  This decrease was due primarily to the write-off in 2009 of the Company’s investment in the Route 93 Portfolio venture which resulted in an increased loss of $4.0 million and a loss of $3.9 million in Boston Downtown Crossing venture in 2009.  These were partially offset by a decreased loss in 2009 of $1.7 million on the Mack-Gale-Green venture as compared to 2008.

The Company had a gain on reduction of other obligations of $1.7 million on account of the expiration of the Assumed Obligations in 2009.  The Company recognized a gain on sale of investments in marketable securities of $0.5 million in 2008.

Income from continuing operations decreased to approximately $39.2 million in 2009 from approximately $41.7 million in 2008. The decrease of approximately $2.5 million was due to the factors discussed above.

Net income available to common shareholders decreased by approximately $0.8 million, from approximately $33.3 million in 2008 to $32.5 million in 2009.  This decrease was the result of a decrease in income from continuing operations of approximately $2.5 million for 2009 as compared to 2008, partially offset by an increase in noncontrolling interest in Operating Partnership of $1.1 million and an increase in noncontrolling interest in consolidated joint ventures of approximately $0.6 million for 2009 as compared to 2008.

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

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York.  Lehman leases 270,063 square feet of office space from the Company at 101 Hudson Street in Jersey City, New Jersey, which are scheduled to expire through 2018.  In June 2009, the Bankruptcy Court approved a reduction in Lehman’s space to 135,190 square feet with 63,686 square feet expiring in December 2010 and 71,504 square feet expiring in April 2012.  Lehman’s sub-tenants occupy 140,245 square feet and have become direct tenants of the Company, with 106,379 square feet expiring in December 2010 and 33,866 expiring in December 2013.

If economic conditions persist or deteriorate, the Company may experience increases in past due accounts, defaults, lower occupancy rates and reduced effective rents.  This condition would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

Construction Projects:
Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause 55 Corporate Drive II LLC, to construct a building on the vacant, developable land and has signed a lease thereof.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the 205,000 square foot building, estimated to cost approximately $36 million, commenced in 2009 and is expected to be delivered to the tenant in July 2011.  As of April 29, 2009, the Company owns 100 percent of 55 Corporate Partners L.L.C. after acquiring the remaining 50 percent interest from SLG Gale 55 Corporate LLC.

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

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $141 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions with respect to a taxable year ending on or before December 31, 2009, our stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2009-15, 2009-4 I.R.B. 356.  Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared with respect to a taxable year ending on or before December 31, 2009, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $202.1 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  126 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of June 30, 2009, the Company had 235 unencumbered properties, totaling 24.3 million square feet, representing 78.6 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents increased by $11.6 million to $33.2 million at June 30, 2009, compared to $21.6 million at December 31, 2008.  This increase was comprised of the following net cash flow items:

1)	$159.2 million provided by operating activities.

2)	$47.3 million used in investing activities, consisting primarily of the following:
(a)	$35.1 million used for additions to rental property; minus
(b)	$4.3 million used for investments in unconsolidated joint ventures, minus
(c)	$8.1 million used in restricted cash.

3)	$100.3 million used in financing activities, consisting primarily of the following:
(a)	$302 million from borrowings under the revolving credit facility; plus
(b)	$274.8 million from proceeds received from common stock offering; plus
(c)	$81.5 million from proceeds received from mortgages; minus
(d)	$463 million used for repayments of borrowings under the Company’s unsecured credit facility; minus
(e)	$199.7 million used for repayments of mortgages, loans payable and other obligations; minus
(f)	$6.2 million used for repayments of mortgages, loans payable and other obligations.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt, consisting of all fixed-rate financing as of June 30, 2009:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,334,075	63.82%	6.07%	3.57
Fixed Rate Secured Debt	756,358	36.18%	7.08%	6.48

Totals/Weighted Average:	$2,090,433	100.00%	6.43%	4.62

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of June 30, 2009 are as follows:

	Scheduled Cash	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
July – December 31, 2009	$ 3,599	--	$ 3,599	7.61%
2010	8,155	$ 334,500	342,655	5.31%
2011	9,217	300,000	309,217	7.92%
2012	9,968	210,148	220,116	6.21%
2013	9,515	145,223	154,738	5.37%
Thereafter	48,913	1,046,639	1,095,552	6.71%
Sub-total	89,367	2,036,510	2,125,877
Adjustment for unamortized debt
discount/premium and
mark-to- market, net, as of
June 30, 2009	(35,444)	--	(35,444)

Totals/Weighted Average	$ 53,923	$2,036,510	$2,090,433	6.43%

(a) No variable-rate borrowings were outstanding as of June 30, 2009.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.3 billion as of June 30, 2009) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of July 28, 2009, the Company had $30 million of outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2009, the Company had no outstanding borrowings under its Money Market Loan program.

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

On June 30, 2009, the Company obtained $17.0 million in mortgage financing from Valley National Bank.  The mortgage loan, which is collateralized by the Company’s office property in Woodbridge, New Jersey, is for a 25-year term and bears interest at a net effective rate of 6.94 percent per annum through the end of the 10th year.  The coupon interest rate will be reset at the end of year 10 and year 20 at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates, with a minimum rate of 6.875 percent.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 28, 2009, the Company had $30 million in outstanding borrowings under its $775 million unsecured revolving credit facility, and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2009.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Many commercial real estate lenders have substantially tightened underwriting standards or have withdrawn from the lending marketplace.  Also, spreads in the investment grade bond market have substantially widened.  These circumstances have materially impacted liquidity in the debt markets, making financing terms less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing.  As a result, the Company expects debt financings will be more difficult to obtain and that borrowing costs on new and refinanced debt will be more expensive.  Moreover, the recent volatility in the financial markets, in general, will make it more difficult or costly for the Company to raise capital through the issuance of common stock, preferred stock or other equity instruments or through public issuances of debt securities from its shelf registration statements as it has been able to do in the past.  Accordingly, the Company may have to explore other alternatives to fund the Company’s operating expenses, debt service, capital expenditures and dividends.  While the Company expects to be able to do so, there can be no assurance it will be able to do so on terms that are economically attractive or at all.

Equity Financing and Registration Statements

Common Stock:
On May 6, 2009 the Company completed a public offering of 11,500,000 shares of Common Stock and used the net proceeds, which totaled approximately $274.8 million (after offering costs), to repay borrowings under its unsecured revolving credit facility.

Equity Activity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the six months ended June 30, 2009:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2009	66,419,055	14,437,731	80,856,786
Common Stock Offering	11,500,000	--	11,500,000
Common units redeemed for Common Stock	412,976	(412,976)	--
Cancellation of Restricted Stock	(3,000)	--	(3,000)
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	5,189	--	5,189

Outstanding at June 30, 2009	78,334,220	14,024,755	92,358,975

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of June 30, 2009, the Company has a remaining authorization under the Repurchase Program of $46 million.

Dividend Reinvestment and Stock Purchase Plan:
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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which $287.5 million of securities have been sold through July 28, 2009 and $1.7 billion remains available for future issuances.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which no securities have been sold as of July 28, 2009.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of June 30, 2009:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,645,940	$228,744	$532,326	$493,732	$ 391,138	--
Mortgages, loans payable
and other obligations	1,089,108	222,421	97,890	142,894	604,195	$21,708
Payments in lieu of taxes
(PILOT)	59,619	4,243	12,936	8,807	24,743	8,890
Ground lease payments	36,798	510	1,507	1,049	2,240	31,492
Total	$2,831,465	$455,918	$644,659	$646,482	$1,022,316	$62,090

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

All of the Company’s long-term debt as of June 30, 2009 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed-rate debt.

June 30, 2009
Debt,										Fair
including current portion ($’s in thousands)	7/1/09- 12/31/09	2010	2011	2012	2013	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$3,599	$342,655	$309,217	$220,116	$154,738	$1,095,552	$2,125,877	$(35,444)	$2,090,433	$1,898,378
Average Interest Rate	7.61%	5.31%	7.92%	6.21%	5.37%	6.71%			6.43%	--

(a)         Adjustment for unamortized debt discount/premium and mark-to-market, net, as of June 30, 2009.

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

Not Applicable.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)              COMMON STOCK
During the three months ended June 30, 2009, the Company issued 410,988 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

(b)              Not Applicable.

(c)              Not Applicable.

Item 3.      Defaults Upon Senior Securities

(a)              Not Applicable.

(b)              Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

(a)	On June 2, 2009, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”) to elect four members of the Board of Directors of the Company, among other things.

(b)
At the Annual Meeting, the Company’s stockholders elected the following four Class III directors to serve until the Company’s annual meeting of stockholders to be held in 2012; Mitchell E. Hersh (Number of shares for: 61,868,079, Number of shares withheld: 879,316, Number of shares abstained: 0), John R. Cali (62,018,019, Number of shares withheld: 729,376, Number of shares abstained: 0), Irvin D. Reid (61,841,685, Number of shares withheld: 906,710, Number of shares abstained: 0), and Martin S. Berger (Number of shares for: 61,836,152, Number of shares withheld: 911,243, Number of shares abstained: 0).

The following directors’ terms of office as directors of the Company continued following the Annual Meeting: William L. Mack, Alan S. Bernikow, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan S. Philibosian, Vincent Tese and Roy J. Zuckerberg.

(c)
At the Annual Meeting, the Company’s stockholders also voted upon and approved the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the ensuing year (Number of shares for 62,459,015, Number of shares against: 196,808, Number of shares abstained: 91,572).

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

Mack-Cali Realty Corporation
(Registrant)

Date: July 29, 2009	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: July 29, 2009	By:	/s/ Barry Lefkowitz
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

10.144
Amended and Restated Loan Agreement by and among One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, collectively, as Borrowers and Gramercy Warehouse Funding I LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.144 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.145
Amended and Restated Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.145 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.146
Limited Liability Company Membership Interest Purchase and Sale Agreement dated April 29, 2009 by and among Gale SLG NJ LLC, Mack-Cali Ventures L.L.C., SLG Gale 55 Corporation LLC and 55 Corporate Partners L.L.C.  (filed as Exhibit 10.146 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

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