Form 10-Q
period 2009-09-30
MACK CALI REALTY CORP
filed 2009-10-29
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of October 27, 2009, there were 78,648,164 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of September 30, 2009
		and December 31, 2008	4

		Consolidated Statements of Operations for the three and nine month
		periods ended September 30, 2009 and 2008	5

		Consolidated Statement of Changes in Equity for the nine months
		ended September 30, 2009	6

		Consolidated Statements of Cash Flows for the nine months ended
		September 30, 2009 and 2008	7

		Notes to Consolidated Financial Statements	8-39

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	40-59

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

	Item 4.	Controls and Procedures	59

Part II	Other Information

	Item 1.	Legal Proceedings	60

	Item 1A.	Risk Factors	60

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds	61

	Item 3.	Defaults Upon Senior Securities	61

	Item 4.	Submission of Matters to a Vote of Security Holders	61

	Item 5.	Other Information	62

	Item 6.	Exhibits	62

Signatures			63

Exhibit Index			64-80

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

The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
ASSETS	2009	2008
Rental property
Land and leasehold interests	$774,155	$731,086
Buildings and improvements	3,954,619	3,792,186
Tenant improvements	446,279	431,616
Furniture, fixtures and equipment	9,358	8,892
	5,184,411	4,963,780
Less – accumulated depreciation and amortization	(1,113,034)	(1,040,778)
Net investment in rental property	4,071,377	3,923,002
Cash and cash equivalents	279,156	21,621
Investments in unconsolidated joint ventures	32,969	138,495
Unbilled rents receivable, net	117,069	112,524
Deferred charges and other assets, net	225,645	212,422
Restricted cash	20,720	12,719
Accounts receivable, net of allowance for doubtful accounts
of $2,905 and $2,319	10,300	23,139

Total assets	$4,757,236	$4,443,922

LIABILITIES AND EQUITY
Senior unsecured notes	$1,582,173	$1,533,349
Revolving credit facility	--	161,000
Mortgages, loans payable and other obligations	755,702	531,126
Dividends and distributions payable	42,070	52,249
Accounts payable, accrued expenses and other liabilities	119,395	119,451
Rents received in advance and security deposits	54,635	54,406
Accrued interest payable	22,416	32,978
Total liabilities	2,576,391	2,484,559
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
78,554,827 and 66,419,055 shares outstanding	785	664
Additional paid-in capital	2,265,423	1,905,386
Dividends in excess of net earnings	(435,517)	(386,587)
Total Mack-Cali Realty Corporation stockholders’ equity	1,855,691	1,544,463

Noncontrolling interests in subsidiaries:
Operating Partnership	322,111	414,114
Consolidated joint ventures	3,043	786
Total noncontrolling interests in subsidiaries	325,154	414,900

Total equity	2,180,845	1,959,363

Total liabilities and equity	$4,757,236	$4,443,922

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2009	2008	2009	2008
Base rents	$155,532	$147,809	$458,943	$444,499
Escalations and recoveries from tenants	24,995	29,755	77,888	82,065
Construction services	7,761	12,268	16,466	36,334
Real estate services	1,808	3,347	6,450	10,016
Other income	3,521	11,184	9,874	18,955
Total revenues	193,617	204,363	569,621	591,869

EXPENSES
Real estate taxes	23,557	23,361	70,522	71,522
Utilities	18,122	24,706	55,090	65,794
Operating services	24,918	25,955	79,775	79,080
Direct construction costs	7,337	11,104	15,347	34,087
General and administrative	9,818	10,767	30,551	33,099
Depreciation and amortization	51,830	49,242	149,818	144,550
Total expenses	135,582	145,135	401,103	428,132
Operating income	58,035	59,228	168,518	163,737

OTHER (EXPENSE) INCOME
Interest expense	(36,048)	(31,163)	(102,350)	(94,963)
Interest and other investment income	167	257	551	1,115
Equity in earnings (loss) of unconsolidated joint ventures	635	(269)	(6,401)	(533)
Gain on reduction of other obligations	--	--	1,693	--
Gain on sale of investment in marketable securities	--	--	--	471
Total other (expense) income	(35,246)	(31,175)	(106,507)	(93,910)
Income from continuing operations	22,789	28,053	62,011	69,827
Net income	22,789	28,053	62,011	69,827
Noncontrolling interest in consolidated joint ventures	213	147	980	286
Noncontrolling interest in Operating Partnership	(3,415)	(5,131)	(9,929)	(12,751)
Preferred stock dividends	(500)	(500)	(1,500)	(1,500)
Net income available to common shareholders	$19,087	$22,569	$51,562	$55,862

Basic earnings per common share:
Income from continuing operations available to
common shareholders	$0.24	$0.34	$0.71	$0.85
Net income available to common shareholders	$0.24	$0.34	$0.71	$0.85

Diluted earnings per common share:
Income from continuing operations available to
common shareholders	$0.24	$0.34	$0.71	$0.85
Net income available to common shareholders	$0.24	$0.34	$0.71	$0.85

Dividends declared per common share	$0.45	$0.64	$1.35	$1.92

Basic weighted average shares outstanding	78,151	65,519	72,889	65,438

Diluted weighted average shares outstanding	92,245	80,617	87,106	80,573

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Additional	Dividends in	Noncontrolling
	Preferred Stock		Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2009	10	$25,000	66,419	$664	$1,905,386	$(386,587)	$414,900	$1,959,363
Net income	--	--	--	--	--	53,062	8,949	62,011
Preferred stock dividends	--	--	--	--	--	(1,500)	--	(1,500)
Common stock dividends	--	--	--	--	--	(100,492)	--	(100,492)
Common unit distributions	--	--	--	--	--	--	(19,027)	(19,027)
Common Stock offering	--	--	11,500	115	274,711	--	--	274,826
Increase in noncontrolling
interests	--	--	--	--	--	--	3,237	3,237
Redemption of common units
for common stock	--	--	616	6	16,498	--	(16,504)	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	7	--	152	--	--	152
Stock Options Exercised	--	--	16	--	421	--	--	421
Directors Deferred comp. plan	--	--	--	--	303	--	--	303
Stock Compensation	--	--	--	--	1,700	--	--	1,700
Cancellation of
Restricted stock	--	--	(3)	--	(149)	--	--	(149)
Rebalancing of ownership
percent between
parent and subsidiary	--	--	--	--	66,401	--	(66,401)	--
Balance at September 30, 2009	10	$25,000	78,555	$785	$2,265,423	$(435,517)	$325,154	$2,180,845

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008
Net income	$62,011	$69,827
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization, including related intangibles	146,177	140,154
Amortization of stock compensation	1,700	2,165
Amortization of deferred financing costs and debt discount	2,024	2,124
Equity in (earnings) loss of unconsolidated joint ventures	6,401	533
Gain on reduction of other obligations	(1,693)	--
Gain on sale of investment in marketable securities	--	(471)
Distribution of cumulative earnings from unconsolidated joint ventures	2,637	3,841
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(4,487)	(1,912)
Increase in deferred charges and other assets, net	(256)	(17,339)
Decrease in accounts receivable, net	12,670	16,975
Increase (decrease) in accounts payable, accrued expenses and other liabilities	2,219	(12,988)
(Decrease) increase in rents received in advance and security deposits	(1,628)	1,397
Decrease in accrued interest payable	(11,209)	(15,615)

Net cash provided by operating activities	$216,566	$188,691

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	(57,308)	(68,420)
Repayments of notes receivable	11,441	125
Investment in unconsolidated joint ventures	(4,465)	(6,584)
Proceeds from the sale of available for sale securities	--	5,355
Distribution in excess of cumulative earnings from unconsolidated joint ventures	518	3,274
(Increase) decrease in restricted cash	(8,001)	1,424

Net cash used in investing activities	$(57,815)	$(64,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	337,000	630,100
Repayment of revolving credit facility	(498,000)	(587,100)
Proceeds from mortgages	81,500	--
Borrowings from Money Market Loans	--	352,000
Repayments of Money Market Loans	--	(352,000)
Repayment of mortgages, loans payable and other obligations	(9,619)	(24,570)
Proceeds from senior unsecured notes	246,238	--
Repayments of senior unsecured notes	(199,724)	--
Payment of financing costs	(2,660)	(79)
Repurchase of common stock	--	(5,198)
Proceeds from offering of Common Stock	274,826	--
Proceeds from stock options exercised	421	2,311
Payment of dividends and distributions	(131,198)	(156,365)

Net cash provided by (used) in financing activities	$98,784	$(140,901)

Net increase (decrease) in cash and cash equivalents	$257,535	$(17,036)
Cash and cash equivalents, beginning of period	$21,621	$24,716

Cash and cash equivalents, end of period	$279,156	$7,680

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third-parties.  As of September 30, 2009, the Company owned or had interests in 288 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 33.1 million square feet, which are comprised of 276 buildings, primarily office and office/flex buildings, totaling approximately 32.7 million square feet (which include 19 buildings, primarily office buildings, aggregating approximately 2.1 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, a hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states in the Northeast, plus the District of Columbia.

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

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company evaluated subsequent events through October 27, 2009, the date these financial statements were available to be issued.  Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, General Accepted Accounting Principles, (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  GAAP was not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented.  As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has implemented the Codification in this quarterly report by providing references to the Codification topics, as appropriate.

2.	SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Pursuant to the Company’s adoption of the authoritative guidance on business combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred. Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $105,134,000 and $143,010,000 (including land of $72,649,000 and $70,709,000) as of September 30, 2009 and December 31, 2008, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Investments in
Unconsolidated
Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  The Company applies the equity method by initially recording these investments at cost, as Investments in Unconsolidated Joint Ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.

The authoritative guidance on consolidation provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”).  Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

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

The fair value of the marketable securities was determined using level I inputs under the authoritative guidance for fair value measurements.  Level I inputs represent quoted prices available in an active market for identical investments as of the reporting date.

The Company received approximately $65,000 in dividend income from its holdings in marketable securities during the nine months ended September 30, 2008.  The Company disposed of its marketable securities in April 2008 for aggregate net proceeds of approximately $5.4 million and realized a gain of $471,000.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized on a straight-line basis, which approximates the effective interest method, over the term of the related indebtedness.  Amortization of such costs is included in interest expense and was $681,000 and $708,000 for the three months ended September 30, 2009 and 2008, respectively, and $2,024,000 and $2,124,000 for the nine months ended Sept 30, 2009 and 2008, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $939,000 and $895,000 for the three months ended September 30, 2009 and 2008, respectively, and $2,739,000 and $2,549,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

The Company adopted the amended provisions of the authoritative guidance on income taxes on January 1, 2007.  As a result of the implementation of the guidance, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at September 30, 2009 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (78,555,358 shares), and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (13,821,755 common units) for all such holders of record as of October 5, 2009 with respect to the third quarter 2009.  The third quarter 2009 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.45 per common share and unit were approved by the Board of Directors on September 16, 2009.  The common stock dividends and common unit distributions payable were paid on October 9, 2009.  The preferred stock dividends payable were paid on October 15, 2009.

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

Stock
Compensation
The Company accounts for stock options and restricted stock awards granted prior to 2002 using the intrinsic value method prescribed in the previously existing accounting guidance on accounting for stock issued to employees.  Under this guidance, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized under the Company’s stock option plans for the granting of stock options made prior to 2002.  Restricted stock awards granted prior to 2002 are valued at the vesting dates of such awards with compensation cost for such awards recognized ratably over the vesting period.

In 2002, the Company adopted the provisions of the authoritative guidance on compensation-stock compensation.  In 2006, the Company adopted the amended authoritative guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock expense of $517,000 and $715,000 for the three months ended September 30, 2009 and 2008, respectively, and $1,551,000 and $2,135,000 for the nine months ended September 30, 2009 and 2008, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE TRANSACTIONS

On March 1, 2009, the Company placed in service a 249,409 square-foot, class A office building, which is fully leased for 15 years.  The building is located in the Mack-Cali Business Campus in Parsippany, New Jersey.

On April 29, 2009, the Company acquired SL Green’s interests in the Mack-Green-Gale LLC (“Mack-Green”) and 55 Corporate Partners, LLC (“55 Corporate”) joint ventures (the “SL Green Transactions”) for $5 million.  As a result, the Company owns 100 percent of Mack-Green and 55 Corporate. Concurrent with the SL Green Transactions, the loan agreement with an affiliate of Gramercy Capital Corporation (“Gramercy”) on six office properties indirectly owned by Mack-Green was restructured providing Gramercy with the power to control the activities that are most important to the properties’ economic performance.  At the time of the restructuring, the estimated fair value of the six properties was less than the aggregate carrying amount of the non-recourse mortgage loans.

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

The Company performed management, leasing and other services for the property when owned by the joint venture and recognized $10,000 in fees for such services for the three months ended September 30, 2008 and $42,000 for the nine months ended September 30, 2008.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Company owns a 50 percent interest in the venture.

The venture has a mortgage loan with a balance as of September 30, 2009 of $67.5 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of September 30, 2009 of $6.3 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $6.3 million letter of credit in support of this loan, $3.2 million of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of September 30, 2009 of $20.8 million), carried an interest rate of LIBOR plus 130 basis points through March 2008.  In April 2008, the interest rate was reduced to LIBOR plus 125 basis points and the maturity was extended to April 2010.  The loan currently has a one-year extension option subject to certain conditions, which requires payment of a fee.

In September 2007, the joint venture completed development of the property and placed the office building in service.  The Company performs management, leasing and other services for the property owned by the joint venture and recognized $25,100 and $30,500 in fees for such services during the three months ended September 30, 2009 and 2008, respectively and $73,000 and $82,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

Substantially all of the OPLP Properties were encumbered by mortgage loans with an aggregate outstanding principal balance of $275.3 million at March 31, 2009.  $185.0 million of the mortgage loans bore interest at a weighted average fixed interest rate of 6.26 percent per annum and matured at various times through May 2016.

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

As the Company acquired SL Green’s interests in Mack-Green, the Company owns 100 percent of Mack-Green and is consolidating Mack-Green as of the closing date.  Mack-Green, in turn, has been and will continue consolidating the OPLP as Mack-Green’s approximate 96 percent, general partner ownership interest in the OPLP remained unchanged as of the closing date.  Additionally, as of the closing date, the OPLP continues to consolidate its Property Entities which own 11 office properties aggregating 1.5 million square feet as its 100-percent ownership and rights regarding these entities were unchanged in the transaction.  The OPLP will not be consolidating the Portfolio Entities that own six office properties, aggregating 786,198 square feet, as the Gramercy Agreement is considered a reconsideration event under the provisions of the authoritative guidance on consolidation and accordingly, the Portfolio Entities were deemed to be variable interest entities for which the OPLP was not considered the primary beneficiary based on the Gramercy Agreement as described above.  As a result of the SLG Transactions, the Company has an unconsolidated joint venture interest in the Portfolio Properties.

In connection with these transactions, at the closing date, the Company also acquired the remaining 50 percent interest in 55 Corporate Partners L.L.C. from an affiliate of SL Green (see “55 Corporate Partners, LLC” below).

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $299,000 and $863,000 in income (net of $0 and $209,000 in direct costs) for such services in the three months ended September 30, 2009 and 2008, respectively, and $1.9 million and $2.8 million in income (net of $1.1 million and $1.5 million in direct costs) for the nine months ended September 30, 2009 and 2008, respectively.

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

GE Gale has a mortgage loan with a balance of $51.6 million at September 30, 2009.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2010, with an extension option, subject to certain conditions, through January 9, 2011.

The Company performs management, leasing, and other services for PFV and recognized $236,000 and $217,300 in income (net of $0 and $31,700 in direct costs) for such services in the three months ended September 30, 2009 and 2008, respectively and $758,000 and $655,000 in income (net of $0 and $288,000 in direct costs) for the nine months ended September 30, 2009 and 2008, respectively.

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

The Route 93 Ventures had a mortgage loan with a $44.2 million balance at September 1, 2009 collateralized by its office properties.  The loan bore interest at a rate of LIBOR plus 220 basis points and was scheduled to mature on July 11, 2009.  On September 2, 2009, the venture transferred the deeds to the lender in satisfaction of its obligations.

Through September 30, 2008, the Company had performed services for Route 93 Master LLC and Route 93 Bedford Master LLC and recognized $12,500 in fees for such services for the three months ended September 30, 2008 and $45,000 for the nine months ended September 30, 2008.

GALE KIMBALL, L.L.C.
On June 15, 2006, the Company entered into a joint venture with a Gale Affiliate to form M-C Kimball, LLC (“M-C Kimball”).  M-C Kimball was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Kimball, L.L.C. (“Gale Kimball”), an entity holding a 25 percent interest in 100 Kimball Drive LLC (“100 Kimball”), which developed and placed in service a 175,000 square foot office property that is leased to a single tenant, located at 100 Kimball Drive, Parsippany, New Jersey (the “Kimball Property”).

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

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $59,000 and $193,000 in income for the three months ended September 30, 2009 and 2008, respectively, and $181,000 and $316,800 in income (net of $0 and $1.0 million in direct costs) for the nine months ended September 30, 2009 and 2008, respectively.

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

The office property at 12 Vreeland is a 139,750 square foot office building that is fully leased to a single tenant through June 15, 2012.  The property is subject to a mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of September 30, 2009 the outstanding balance on the mortgage note was $5.6 million.

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

GALE JEFFERSON, L.L.C.
On August 22, 2007, the Company entered into a joint venture with a Gale Affiliate to form M-C Jefferson, L.L.C. (“M-C Jefferson”).  M-C Jefferson was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Jefferson, L.L.C. (“Gale Jefferson”), an entity holding a 25 percent interest in One Jefferson Road LLC (‘One Jefferson”), which is developing a 100,000 square foot office property at One Jefferson Road, Parsippany, New Jersey, (“the Jefferson Property”).  The property has been fully leased to a single tenant through August 2025.

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

One Jefferson is owned 25 percent by Gale Jefferson and 75 percent by One Jefferson Road Realty Member LLC, an affiliate of JPMorgan (“JPM”).  The operating agreement of One Jefferson provides, among other things, for the distribution of net cash flow, first, in accordance with its members’ respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to JPM and Gale Jefferson.  One Jefferson has a construction loan in an amount not to exceed $21 million (with a balance of $13.5 million at September 30, 2009), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option.

The Company performs management, leasing and other services for Gale Jefferson and recognized $0 and $76,000 in income (net of $123,000 and $2.6 million in direct costs) for such services for the three months ended September 30, 2009 and 2008, respectively and $188,000 and $250,000 in income (net of $587,000 and $8.3 million in direct costs) for the nine months ended September 30, 2009 and 2008, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2009 and December 31, 2008.  (dollars in thousands)

	September 30, 2009
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 9,713	--	$ 60,339	$ 24,953	$ 72,912	$ 39,085	--	--	--	$ 14,632	--	--	$ 221,634
Other assets	857	--	14,801	4,626	9,823	21,426	--	--	--	754	$ 46,591	$ 1,838	100,716
Total assets	$ 10,570	--	$ 75,140	$ 29,579	$ 82,735	$ 60,511	--	--	--	$ 15,386	$ 46,591	$ 1,838	$ 322,350
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	--	$ 73,796	$ 20,849	$ 90,288	$ 51,627	--	--	--	$ 5,643	--	--	$ 242,203
Other liabilities	$ 530	--	3,713	69	2,772	3,424	--	--	--	--	--	--	10,508
Partners’/members’
capital (deficit)	10,040	--	(2,369)	8,661	(10,325)	5,460	--	--	--	9,743	$ 46,591	$ 1,838	69,639
Total liabilities and
partners’/members’
capital (deficit)	$ 10,570	--	$ 75,140	$ 29,579	$ 82,735	$ 60,511	--	--	--	$ 15,386	$ 46,591	$ 1,838	$ 322,350
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,942	--	$ 11	$ 4,126	--	$ 1,183	--	--	--	$ 8,808	$ 13,109	$ 790	$ 32,969

	December 31, 2008
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 10,173	--	$ 62,469	$ 24,583	$ 326,912	$ 41,058	$ 56,771	--	--	$ 14,598	--		$ 536,564
Other assets	1,008	$ 20	34,654	4,301	45,391	21,680	495	--	$ 17,896	789	$ 46,743	$ 1,838	174,815
Total assets	$ 11,181	$ 20	$ 97,123	$ 28,884	$ 372,303	$ 62,738	$ 57,266	--	$ 17,896	$ 15,387	$ 46,743	$ 1,838	$ 711,379
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

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended September 30, 2009 and 2008:  (dollars in thousands)

	Three Months Ended September 30, 2009
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 232	--	$ 9,334	$ 808	$ 3,213	$ 2,856	$ 466	$ 3	--	$ 594	--	--	$ 17,506
Operating and
other expenses	(52)	--	(6,112)	(230)	(1,924)	(1,976)	(516)	--	--	(12)	$ (706)	--	(11,528)
Depreciation and
amortization	(153)	--	(1,045)	(153)	(1,211)	(842)	(297)	--	--	(128)	--	--	(3,829)
Interest expense	--	--	(1,154)	(85)	(781)	(436)	(38)	--	--	(106)	--	--	(2,600)

Net income	$ 27	--	$ 1,023	$ 340	$ (703)	$ (398)	$ (385)	$ 3	--	$ 348	$ (706)	--	$ (451)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 13	--	$ 511	$ 170	--	$ (87)	--	$ 66	--	$ 174	$ (212)	--	$ 635

	Three Months Ended September 30, 2008
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 307	$ 395	$ 11,232	$ 793	$ 12,457	$ 2,719	$ 773	$ 409	--	$ 597	$ 1	--	$ 29,683
Operating and
other expenses	(40)	(284)	(6,670)	(210)	(5,155)	(1,889)	(852)	(146)	--	(16)	--	--	(15,262)
Depreciation and
amortization	(153)	(118)	(991)	(148)	(5,075)	(929)	(497)	(86)	--	(128)	--	--	(8,125)
Interest expense	--	(179)	(1,165)	(187)	(4,227)	(801)	(548)	(184)	--	(136)	--	--	(7,427)

Net income	$ 114	$ (186)	$ 2,406	$ 248	$ (2,000)	$ (900)	$ (1,124)	$ (7)	--	$ 317	$ 1	--	$ (1,131)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 57	--	$ 1,203	$ 124	$ (1,326)	$ (187)	$ (337)	$ 38	--	$ 159	--	--	$ (269)

The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the nine months ended September 30, 2009 and 2008:  (dollars in thousands)

	Nine Months Ended September 30, 2009
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 619	--	$ 25,002	$ 2,421	$ 22,851	$ 9,262	$ 2,153	$ 38	--	$ 1,786	--	--	$ 64,132
Operating and
other expenses	(146)	--	(16,921)	(688)	(10,052)	(5,149)	(2,487)	--	--	(47)	$ (9,564)	--	(45,054)
Depreciation and
amortization	(459)	--	(3,130)	(450)	(8,466)	(3,074)	(1,206)	--	--	(383)	--	--	(17,168)
Interest expense		--	(3,459)	(257)	(6,057)	(1,361)	(649)	--	--	(340)	--	--	(12,123)

Net income	$ 14	--	$ 1,492	$ 1,026	$ (1,724)	$ (322)	$ (2,189)	$ 38	--	$ 1,016	$ (9,564)	--	$ (10,213)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 7	--	$ 2,008	$ 513	$ (916)	$ (159)	$ (4,354)	$ 107	--	$ 508	$ (4,115)	--	$ (6,401)

	Nine Months Ended September 30, 2008
	Plaza			Red Bank	M-G-G/	Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 843	$ 1,339	$ 32,579	$ 2,396	$ 37,285	$ 8,862	$ 2,100	$ 1,214	--	$1,589	$ 51	$ 1	$ 88,259
Operating and
other expenses	(137)	(881)	(19,115)	(596)	(15,427)	(4,881)	(2,551)	(388)	--	(58)	--	(1)	(44,035)
Depreciation and
amortization	(461)	(363)	(3,919)	(445)	(14,529)	(2,683)	(1,288)	(253)	--	(383)	--	--	(24,324)
Interest expense	--	(590)	(3,525)	(602)	(13,162)	(2,604)	(1,899)	(518)	--	(380)	--	--	(23,280)

Net income	$ 245	$ (495)	$ 6,020	$ 753	$ (5,833)	$ (1,306)	$ (3,638)	$ 55	--	$ 768	$ 51	--	$ (3,380)
Company’s equity
in earnings (loss)
of unconsolidated
joint ventures	$ 123	--	$ 3,046	$ 376	$ (3,938)	$ (267)	$ (701)	$ 426	--	$ 384	$ 18	--	$ (533)

5.	DEFERRED CHARGES AND OTHER ASSETS

	September 30,	December 31,
(dollars in thousands)	2009	2008
Deferred leasing costs	$ 222,534	$ 214,887
Deferred financing costs	26,802	23,723
	249,336	238,610
Accumulated amortization	(114,545)	(104,652)
Deferred charges, net	134,791	133,958
Notes receivable	--	11,443
In-place lease values, related intangible and other assets, net	58,794	33,256
Prepaid expenses and other assets, net	32,060	33,765

Total deferred charges and other assets, net	$ 225,645	$ 212,422

6.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	September 30,	December 31,	Effective
	2009	2008	Rate (1)
7.250% Senior Unsecured Notes, due March 15, 2009	--	$ 199,689	7.486%
5.050% Senior Unsecured Notes, due April 15, 2010	$ 149,970	149,929	5.265%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.950%
7.750% Senior Unsecured Notes, due February 15, 2011	299,771	299,641	7.930%
5.250% Senior Unsecured Notes, due January 15, 2012	99,550	99,404	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	93,332	92,963	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,723	25,641	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,894	99,872	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	201,049	201,229	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,510	149,441	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,483	200,540	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	247,891	--	8.020%

Total Senior Unsecured Notes	$1,582,173	$1,533,349

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

On August 14, 2009, the Operating Partnership completed the sale of $250 million face amount of 7.750 percent senior unsecured notes due August 15, 2019 with interest payable semi-annually in arrears.  The net proceeds from the issuance of approximately $246.2 million, after underwriting discount, were used for general corporate purposes.

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

As of September 30, 2009 and December 31, 2008, the Company had outstanding borrowings of zero and $161 million, respectively, under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  The Company had no outstanding borrowings under the Money Market Loan as of September 30, 2009 and December 31, 2008.

8.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of September 30, 2009, 32 of the Company’s properties with a total book value of approximately $1,044,392,000 are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

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

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

		Effective
		Interest	September 30,	December 31,
Property Name	Lender	Rate (a)	2009	2008	Maturity
Assumed obligations	Various	4.96%	--	$ 5,090	n/a
Various (b)	Prudential Insurance	4.84%	$150,000	150,000	01/15/10
105 Challenger Road	Archon Financial CMBS	6.24%	19,353	19,188	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	16,728	17,043	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.02%	16,741	17,109	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	4,843	4,955	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	6,746	6,901	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	11,847	12,176	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,343	6,480	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.35%	19,679	19,868	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.22%	60,218	--	08/11/14
4 Sylvan	Wachovia CMBS	10.19%	14,348	--	08/11/14
10 Independence	Wachovia CMBS	12.44%	15,277	--	08/11/14
4 Becker	Wachovia CMBS	9.55%	36,090	--	05/11/16
5 Becker	Wachovia CMBS	12.83%	10,999	--	05/11/16
210 Clay	Wachovia CMBS	13.42%	11,062	--	05/11/16
51 Imclone	Wachovia CMBS	8.39%	3,900	--	05/11/16
23 Main Street	JPMorgan CMBS	5.59%	32,166	32,521	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.84%	237,901	239,795	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.31%	19,600	--	02/01/19
One River Center	Guardian Life Insurance Co.	7.31% (c)	44,900	--	02/01/19
581 Main Street	Valley National Bank	6.94% (d)	16,961	--	07/01/34

Total mortgages, loans payable and other obligations			$755,702	$531,126

(a)  Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b) Mortgage is collateralized by seven properties.
(c) Mortgage is collateralized by the three properties compromising One River Center.
(d) The coupon interest rate will be reset at the end of year 10 and year 20 at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2009 and 2008 was $109,718,000 and $112,468,000, respectively.  Interest capitalized by the Company for the nine months ended September 30, 2009 and 2008 was $1,104,000 and $4,709,000 respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2009, the Company’s total indebtedness of $2,337,875,000 (weighted average interest rate of 6.60 percent) was comprised of all fixed rate debt.

As of December 31, 2008 the Company’s total indebtedness of $2,225,475,000 (weighted average interest rate of 5.87 percent) was comprised of $161,000,000 of revolving credit facility borrowings (weighted average rate of 1.82 percent) and fixed rate debt and other obligations of $2,064,475,000 (weighted average rate of 6.18 percent).

9.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, who meet certain minimum age and service requirements are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from 1 percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2009 and 2008 was $0 and $171,180 respectively, and for the nine months ended September 30, 2009 and 2008 was $0 and $371,180, respectively.  The Company does not expect to make contributions to the 401(k) Plan in 2009.

10.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $250,000 and $250,000 for the three months ended September 30, 2009 and 2008, respectively, and $751,000 and $751,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $798,000 and $798,000 for the three months ended September 30, 2009 and 2008, and $2.4 and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2009, are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2009	$ 130
2010	502
2011	502
2012	502
2013	502
2014 through 2084	34,530

Total	$36,668

Ground lease expense incurred by the Company during the three months ended September 30, 2009 and 2008 amounted to $181,000 and $175,000, respectively, and $550,000 and $525,000 for the nine months ended September 30, 2009 and 2008, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $201.0 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director). 126 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2009 are as follows (dollars in thousands):

Year	Amount
October 1 through December 31, 2009	$ 156,832
2010	593,294
2011	532,721
2012	464,824
2013	378,465
2014 and thereafter	1,307,994

Total	$3,434,130

12.	MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock.  Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At September 30, 2009, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the preferred units of the Operating Partnership (See Note 13: Noncontrolling interests in subsidiaries.)

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

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through September 30, 2009 under the Repurchase Program.  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through September 30, 2009 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of September 30, 2009 and December 31, 2008, the stock options outstanding had a weighted average remaining contractual life of approximately 2.7 and 3.3 years, respectively.  Stock options exercisable at September 30, 2009 and December 31, 2008 had a weighted average remaining contractual life of approximately 2.7 and 3.5 years, respectively.

Information regarding the Company’s stock option plans for the nine months ended September 30, 2009 is summarized below:

	Shares	Weighted
	Under	Average	Aggregate Intrinsic
	Options	Exercise Price	Value $(000’s)
Outstanding at January 1, 2009	395,541	$28.77
Exercised	(15,617)	$26.96
Lapsed or canceled	(24,240)	$30.94
Outstanding at September 30, 2009 ($24.63 – $45.47)	355,684	$28.70	$(1,317)
Options exercisable at September 30, 2009	355,684	$28.70	$(1,317)
Available for grant at September 30, 2009	4,538,354

Cash received from options exercised under all stock option plans was $421,000 and $1.2 million for the three months ended September 30, 2009 and 2008, respectively, and $421,000 and $2.3 million for the nine months ended September 30, 2009 and 2008, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $102,000 and $517,000, respectively, and $102,000 and $832,000 for the nine months ended September 30, 2009 and 2008, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 301,418 unvested shares were outstanding at September 30, 2009.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 196,998 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

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

During the nine months ended September 30, 2009 and 2008, 12,105 and 8,593 deferred stock units were earned, respectively.  As of September 30, 2009 and December 31, 2008, there were 68,556 and 55,446 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended September 30, 2009 and 2008 in accordance with the authoritative guidance on earnings per share:  (dollars in thousands)

	Three Months Ended September 30,
Computation of Basic EPS	2009	2008
Income from continuing operations	$22,789	$28,053
Add: Noncontrolling interest in consolidated joint ventures	213	147
(Deduct): Noncontrolling interest in Operating Partnership	(3,415)	(5,131)
Preferred stock dividends	(500)	(500)
Income from continuing operations available to common shareholders	19,087	22,569
Net income available to common shareholders	$19,087	$22,569

Weighted average common shares	78,151	65,519

Basic EPS:
Income from continuing operations available to common shareholders	$0.24	$0.34
Net income available to common shareholders	$0.24	$0.34

	Three Months Ended September 30,
Computation of Diluted EPS	2009	2008
Income from continuing operations available to common shareholders	$19,087	$22,569
Add: Income from continuing operations attributable to common units	3,415	5,131
Income from continuing operations for diluted earnings per share	22,502	27,700
Net income available to common shareholders	$22,502	$27,700

Weighted average common shares	92,245	80,617

Diluted EPS:
Income from continuing operations available to common shareholders	$0.24	$0.34
Net income available to common shareholders	$0.24	$0.34

The following information presents the Company’s results for the nine months ended September 30, 2009 and 2008 in accordance with the authoritative guidance on earnings per share:  (dollars in thousands)

	Nine Months Ended September 30,
Computation of Basic EPS	2009	2008
Income from continuing operations	$62,011	$69,827
Add: Noncontrolling interest in consolidated joint ventures	980	286
(Deduct): Noncontrolling interest in Operating Partnership	(9,929)	(12,751)
Preferred stock dividends	(1,500)	(1,500)
Income from continuing operations available to common shareholders	51,562	55,862
Net income available to common shareholders	$51,562	$55,862

Weighted average common shares	72,889	65,438

Basic EPS:
Income from continuing operations available to common shareholders	$0.71	$0.85
Net income available to common shareholders	$0.71	$0.85

	Nine Months Ended September 30,
Computation of Diluted EPS	2009	2008
Income from continuing operations available to common shareholders	$51,562	$55,862
Add: Income from continuing operations attributable to common units	9,929	12,751
Income from continuing operations for diluted earnings per share	61,491	68,613
Net income available to common shareholders	$61,491	$68,613

Weighted average common shares	87,106	80,573

Diluted EPS:
Income from continuing operations available to common shareholders	$0.71	$0.85
Net income available to common shareholders	$0.71	$0.85

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic EPS shares	78,151	65,519	72,889	65,438
Add:Operating Partnership – common units	13,982	14,895	14,170	14,945
Stock options	112	203	47	190
Diluted EPS Shares	92,245	80,617	87,106	80,573

Unvested shares of restricted stock outstanding as of September 30, 2009 and 2008 were 301,418 and 346,786, respectively.

13.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) preferred units (“Preferred Units”) and common units in the Operating Partnership, held by parties other than the Company, and (ii) interests in consolidated joint ventures for the portion of such properties not owned by the Company.

Pursuant to the Company’s adoption on January 1, 2009 of the authoritative guidance on the accounting and reporting of noncontrolling interests and changes in ownership interests of the subsidiary, the Company is presenting its noncontrolling interests as equity for all periods presented in these financial statements.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the nine months ended September 30, 2009 (dollars in thousands):

Common
Units
Balance at January 1, 2009	14,437,731
Redemption of common units for shares
of Common Stock	(615,976)

Balance at September 30, 2009	13,821,755

Pursuant to the authoritative guidance on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2009, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $66.4 million as of September 30, 2009.

Noncontrolling Interest Ownership
As of September 30, 2009 and December 31, 2008, the noncontrolling interest common unitholders owned 15.0 and 17.9 percent of the Operating Partnership.

Consolidated Joint Ventures
The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold noncontrolling interests in these ventures.

14.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three and nine months ended September 30, 2009 and 2008.  The Company had no long lived assets in foreign locations as of September 30, 2009 and December 31, 2008.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and nine month periods ended September 30, 2009 and 2008 and selected asset information as of September 30, 2009 and December 31, 2008 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
September 30, 2009	$ 184,905	$ 8,188	$ 524	$ 193,617
September 30, 2008	192,963	13,222	(1,822)	204,363
Nine months ended:
September 30, 2009	$ 550,808	$ 25,692	$ (6,879)	$ 569,621
September 30, 2008	553,276	40,196	(1,603)	591,869

Total operating and interest expenses(a):
Three months ended:
September 30, 2009	$ 68,354	$ 8,205	$ 43,074	$ 119,633	(e)
September 30, 2008	67,610	12,414	46,773	126,797	(f)
Nine months ended:
September 30, 2009	$ 199,355	$ 25,476	$ 128,253	$ 353,084	(g)
September 30, 2008	211,950	39,714	125,766	377,430	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
September 30, 2009	$ 548	--	$ 87	$ 635
September 30, 2008	282	--	(551)	(269)
Nine months ended:
September 30, 2009	$ (6,401)	--	--	$ (6,401)
September 30, 2008	(533)	--	--	(533)

Net operating income (b):
Three months ended:
September 30, 2009	$ 117,099	$ (17)	$ (42,463)	$ 74,619	(e)
September 30, 2008	125,635	808	(49,146)	77,297	(f)
Nine months ended:
September 30, 2009	$ 345,052	$ 216	$ (135,132)	$ 210,136	(g)
September 30, 2008	340,793	482	(127,369)	213,906	(h)

Total assets:
September 30, 2009	$4,553,474	$ 12,353	$ 191,409	$4,757,236
December 31, 2008	4,731,929	25,845	(313,852)	4,443,922

Total long-lived assets (c):
September 30, 2009	$4,223,223	--	$ (1,808)	$4,221,415
December 31, 2008	4,191,036	--	(17,015)	4,174,021

(a)Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; direct construction costs; general and administrative and interest expense (net of interest and other investment income).  All interest expense, net of interest income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

(b)Net operating income represents total revenues less total operating and interest expenses [as defined in Note (a)], plus equity in earnings (loss) of unconsolidated joint ventures, for the period.
(c) Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(d)Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(e)Excludes $51,830 of depreciation and amortization.
(f) Excludes $49,242 of depreciation and amortization.
(g)Excludes $149,818 of depreciation and amortization. (h)Excludes $144,550 of depreciation and amortization.

15.	DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective April 2009, the Company has adopted the authoritative guidance on, interim disclosures about fair value of financial instruments.  The authoritative guidance requires disclosures about fair value of financial instruments in both interim and annual financial statements. It also requires those disclosures in summarized financial information at interim reporting periods.

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at September 30, 2009 and December 31, 2008.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2009 and December 31, 2008.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $2.3 billion and $1.8 billion as compared to the book value of approximately $2.3 billion and $2.2 billion as of September 30, 2009 and December 31, 2008, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by the authoritative guidance on fair value measurements and disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

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

Executive Overview

Mack-Cali Realty Corporation (together with its subsidiaries, the “Company”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 288 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 33.1 million square feet, leased to approximately 2,100 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.5 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 90.0 percent at September 30, 2009, as compared to 90.6 percent at June 30, 2009 and 91.8 percent at September 30, 2008.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of September 30, 2009, June 30, 2009 and September 30, 2008 aggregate 44,450, 81,451 and 94,026 square feet, respectively, or 0.1, 0.3 and 0.3 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the three months ended September 30, 2009 decreased an average of 13.7 percent compared to rates that were in effect under the prior leases, as compared to a 1.8 percent increase for the three months ended September 30, 2008.  The Company believes that vacancy rates may continue to increase in some of its markets through 2009 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

Deteriorating economic conditions have resulted in a reduction of the availability of financing and overall higher borrowing rates.  These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses.

The Company expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility and illiquidity in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, defaults, lower occupancy rates and reduced effective rents.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.  Although the Company believes that the quality of its assets and its strong balance sheet will enable it to raise capital from traditional sources, these sources are offering fewer dollars, under stricter terms and at higher rates, and there can be no assurance that the Company will be able to do so on terms that are economically attractive or at all.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008;
•	liquidity and capital resources.

Property Transactions

On March 1, 2009, the Company placed in service a 249,409 square-foot, class A office building, which is fully leased for 15 years.  The building is located in the Mack-Cali Business Campus in Parsippany, New Jersey.

On April 29, 2009, the Company acquired SL Green’s interests in the Mack-Green-Gale LLC (“Mack-Green”) and 55 Corporate Partners, LLC (“55 Corporate”) joint ventures (the “SL Green Transactions”)  for $5 million.  As a result, the Company owns 100 percent of Mack-Green and 55 Corporate. Concurrent with the SL Green Transactions, the loan agreement with an affiliate of Gramercy Capital Corporation (“Gramercy”) on six office properties indirectly owned by Mack-Green was restructured providing Gramercy with the power to control the activities that are most important to the properties’ economic performance.  At the time of the restructuring, the estimated fair value of the six properties was less than the aggregate carrying amount of the non-recourse mortgage loans.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended September 30, 2009 and 2008 was $0.3 million and $1.7 million, respectively and $1.1 million and $4.7 million for the nine months ended September 30, 2009 and 2008, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Investments in Unconsolidated Joint Ventures, Net:
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  The Company applies the equity method by initially recording these investments at cost, as Investments in Unconsolidated Joint Ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.

The authoritative guidance on consolidation provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”).  Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2009 (“2009”), as compared to the three and nine months ended September 30, 2008 (“2008”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2008 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2007 (for the nine-month period comparisons), excluding properties sold or held for sale through September 30, 2009, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2008 through September 30, 2009 (for the three-month period comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2008 through September 30, 2009 (for the nine-month period comparisons).

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2009	2008	Change	Change
Revenue from rental operations and other:
Base rents	$155,532	$147,809	$ 7,723	5.2%
Escalations and recoveries from tenants	24,995	29,755	(4,760)	(16.0)
Other income	3,521	11,184	(7,663)	(68.5)
Total revenues from rental operations	184,048	188,748	(4,700)	(2.5)

Property expenses:
Real estate taxes	23,557	23,361	196	0.8
Utilities	18,122	24,706	(6,584)	(26.6)
Operating services	24,918	25,955	(1,037)	(4.0)
Total property expenses	66,597	74,022	(7,425)	(10.0)

Non-property revenues:
Construction services	7,761	12,268	(4,507)	(36.7)
Real estate services	1,808	3,347	(1,539)	(46.0)
Total non-property revenues	9,569	15,615	(6,046)	(38.7)

Non-property expenses:
Direct construction costs	7,337	11,104	(3,767)	(33.9)
General and administrative	9,818	10,767	(949)	(8.8)
Depreciation and amortization	51,830	49,242	2,588	5.3
Total non-property expenses	68,985	71,113	(2,128)	(3.0)
Operating income	58,035	59,228	(1,193)	(2.0)
Other (expense) income:
Interest expense	(36,048)	(31,163)	(4,885)	(15.7)
Interest and other investment income	167	257	(90)	(35.0)
Equity in earnings (loss) of unconsolidated joint ventures	635	(269)	904	336.1
Gain on reduction of other obligations	--	--	--	--
Gain on sale of marketable securities	--	--	--	--
Total other (expense) income	(35,246)	(31,175)	(4,071)	(13.1)

Income from continuing operations	22,789	28,053	(5,264)	(18.8)
Net income	22,789	28,053	(5,264)	(18.8)
Noncontrolling interest in consolidated joint ventures	213	147	66	44.9
Noncontrolling interest in Operating Partnership	(3,415)	(5,131)	1,716	33.4
Preferred stock dividends	(500)	(500)	--	--
Net income available to common shareholders	$ 19,087	$ 22,569	$ (3,482)	(15.4)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 7,723	5.2%	$ (1,747)	(1.2)%	$ 9,470	6.4%
Escalations and recoveries
from tenants	(4,760)	(16.0)	(5,305)	(17.8)	545	1.8
Other income	(7,663)	(68.5)	(7,673)	(68.6)	10	0.1
Total	$ (4,700)	(2.5)%	$ (14,725)	(7.8)%	$ 10,025	5.3%

Property expenses:
Real estate taxes	$ 196	0.8%	$ (920)	(3.9)%	$ 1,116	4.7%
Utilities	(6,584)	(26.6)	(7,564)	(30.6)	980	4.0
Operating services	(1,037)	(4.0)	(2,674)	(10.3)	1,637	6.3
Total	$ (7,425)	(10.0)%	$ (11,158)	(15.1)%	$ 3,733	5.1%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	268		255		13
Square feet (in thousands)	30,946		29,245		1,701

Base rents for the Same-Store Properties decreased $1.7 million, or 1.2 percent, for 2009 as compared to 2008 due primarily to decreased occupancy.  Escalations and recoveries from tenants for the Same-Store Properties decreased $5.3 million, or 17.8 percent, for 2009 over 2008, due primarily to lower operating and utility expenses in 2009, as compared to 2008.  Other income for the Same-Store Properties decreased $7.7 million, or 68.6 percent, due primarily to a decrease in lease breakage income for 2009 as compared to 2008.

Real estate taxes on the Same-Store Properties decreased $0.9 million, or 3.9 percent, for 2009 as compared to 2008, due primarily to reduced assessments for certain properties in 2009.  Utilities for the Same-Store Properties decreased $7.6 million, or 30.6 percent, for 2009 as compared to 2008, due primarily to lower electric rates and usage in 2009 as compared to 2008.  Operating services for the Same-Store Properties decreased $2.7 million, or 10.3 percent due primarily to decreases in property insurance and salaries and related expenses in 2009.

Construction services revenue decreased $4.5 million, or 36.7 percent, in 2009 as compared to 2008, due to lesser activity in 2009 at the Gale Company and its related businesses.  Real estate services revenue decreased by $1.5 million, or 46.0 percent, for 2009 as compared to 2008, due primarily to decreases in management fee income of $0.6 million, commission income of $0.5 million and salary reimbursements of $0.4 million for 2009 as compared to 2008.

Direct construction costs decreased $3.8 million, or 33.9 percent, in 2009 as compared to 2008, due primarily to lesser activity of the Gale Company and its related businesses.  General and administrative expense decreased $0.9 million, or 8.8 percent, for 2009 as compared to 2008, which was due primarily to a decrease in professional fees.

Depreciation and amortization increased by $2.6 million, or 5.3 percent, for 2009 over 2008.  This increase was due primarily to the Acquired Properties.

Interest expense increased $4.9 million or 15.7 percent for 2009 as compared to 2008.  This increase was due primarily as a result of higher debt-balances and higher average interest rates, as well as capitalizing less interest on development projects in 2009 as compared to 2008.

Interest and other investment income decreased $0.1 million, or 35.0 percent, for 2009 as compared to 2008.  This decrease was due primarily to lower interest rates for 2009 as compared to 2008.

Equity in earnings (loss) of unconsolidated joint ventures increased $0.9 million, or 336.1 percent, for 2009 as compared to 2008, due primarily to decreased loss from the Mack-Green-Gale/Gramercy joint venture in 2009 as compared to 2008.

Income from continuing operations decreased to approximately $22.8 million in 2009 from $28.1 million in 2008.  The decrease of approximately $5.3 million was due to the factors discussed above.

Net income available to common shareholders decreased by approximately $3.5 million, from approximately $22.6 million in 2008 to $19.1 million in 2009.  This decrease was the result of a decrease in income from continuing operations of $5.3 million for 2009 as compared to 2008.  This was partially offset by a decrease in noncontrolling interest in the Operating Partnership of $1.7 million and an increase in noncontrolling interest in consolidated joint ventures of approximately $0.1 million for 2009 as compared to 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2009	2008	Change	Change
Revenue from rental operations and other:
Base rents	$458,943	$444,499	$ 14,444	3.2%
Escalations and recoveries from tenants	77,888	82,065	(4,177)	(5.1)
Other income	9,874	18,955	(9,081)	(47.9)
Total revenues from rental operations	546,705	545,519	1,186	0.2

Property expenses:
Real estate taxes	70,522	71,522	(1,000)	(1.4)
Utilities	55,090	65,794	(10,704)	(16.3)
Operating services	79,775	79,080	695	0.9
Total property expenses	205,387	216,396	(11,009)	(5.1)

Non-property revenues:
Construction services	16,466	36,334	(19,868)	(54.7)
Real estate services	6,450	10,016	(3,566)	(35.6)
Total non-property revenues	22,916	46,350	(23,434)	(50.6)

Non-property expenses:
Direct construction costs	15,347	34,087	(18,740)	(55.0)
General and administrative	30,551	33,099	(2,548)	(7.7)
Depreciation and amortization	149,818	144,550	5,268	3.6
Total non-property expenses	195,716	211,736	(16,020)	(7.6)
Operating income	168,518	163,737	4,781	2.9
Other (expense) income:
Interest expense	(102,350)	(94,963)	(7,387)	(7.8)
Interest and other investment income	551	1,115	(564)	(50.6)
Equity in earnings (loss) of unconsolidated joint ventures	(6,401)	(533)	(5,868)	(1,100.9)
Gain on reduction of other obligations	1,693	--	1,693	--
Gain on sale of marketable securities	--	471	(471)	(100.0)
Total other (expense) income	(106,507)	(93,910)	(12,597)	(13.4)

Income from continuing operations	62,011	69,827	(7,816)	(11.2)
Net income	62,011	69,827	(7,816)	(11.2)
Noncontrolling interest in consolidated joint ventures	980	286	694	242.7
Noncontrolling interest in Operating Partnership	(9,929)	(12,751)	2,822	22.1
Preferred stock dividends	(1,500)	(1,500)	--	--
Net income available to common shareholders	$ 51,562	$ 55,862	$ (4,300)	(7.7)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 14,444	3.2%	$ (2,521)	(0.6)%	$ 16,965	3.8%
Escalations and recoveries
from tenants	(4,177)	(5.1)	(5,081)	(6.2)	904	1.1
Other income	(9,081)	(47.9)	(9,094)	(48.0)	13	0.1
Total	$ 1,186	0.2%	$ (16,696)	(3.1)%	$ 17,882	3.3%

Property expenses:
Real estate taxes	$ (1,000)	(1.4)%	$ (2,749)	(3.8)%	$ 1,749	2.4%
Utilities	(10,704)	(16.3)	(12,161)	(18.5)	1,457	2.2
Operating services	695	0.9	(1,964)	(2.5)	2,659	3.4
Total	$ (11,009)	(5.1)%	$ (16,874)	(7.8)%	$ 5,865	2.7%

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	268		255		13
Square feet (in thousands)	30,946		29,245		1,701

Base rents for the Same-Store Properties decreased $2.5 million, or 0.6 percent, for 2009 as compared to 2008 due primarily to decreased occupancy.  Escalations and recoveries from tenants for the Same-Store Properties decreased $5.1 million, or 6.2 percent, for 2009 over 2008, due primarily to lower operating and utility expenses in 2009, as compared to 2008.  Other income for the Same-Store Properties decreased $9.1 million, or 48.0 percent, due primarily to a decrease in lease breakage income for 2009 as compared to 2008.

Real estate taxes on the Same-Store Properties decreased $2.7 million, or 3.8 percent, for 2009 as compared to 2008, due primarily to reduced assessments for certain properties in 2009.  Utilities for the Same-Store Properties decreased $12.2 million, or 18.5 percent, for 2009 as compared to 2008, due primarily to lower electric rates and usage in 2009 as compared to 2008.  Operating services for the Same-Store Properties decreased $2.0 million, or 2.5 percent, due primarily to decreases in property insurance and salaries and related expenses in 2009.

Construction services revenue decreased $19.9 million, or 54.7 percent, in 2009 as compared to 2008, due to lesser activity in 2009 at the Gale Company and its related businesses.  Real estate services revenue decreased by $3.6 million, or 35.6 percent, for 2009 as compared to 2008, due primarily to decreases in management fee income of $1.4 million, commission income of $1.1 million and salary reimbursements of $0.9 million for 2009 as compared to 2008.

Direct construction costs decreased $18.7 million, or 55.0 percent, in 2009 as compared to 2008, due primarily to lesser activity of the Gale Company and its related businesses.  General and administrative expense decreased $2.5 million, or 7.7 percent, for 2009 as compared to 2008.  This decrease was due primarily to a decrease in salaries and related expenses.

Depreciation and amortization increased by $5.3 million, or 3.6 percent, for 2009 over 2008.  This increase was due primarily to the Acquired Properties.

Interest expense increased $7.4 million or 7.8 percent for 2009 as compared to 2008.  This increase was due primarily as a result of capitalizing less interest on development projects and higher average interest rates in 2009 as compared to 2008.
Interest and other investment income decreased $0.6 million, or 50.6 percent, for 2009 as compared to 2008.  This decrease was due primarily to lower interest rates for 2009 as compared to 2008.

Equity in earnings (loss) of unconsolidated joint ventures decreased $5.9 million, or 1,100.9 percent, for 2009 as compared to 2008.  This decrease was due primarily to the write-off in 2009 of the Company’s investment in the Route 93 Portfolio venture which resulted in an increased loss of $3.7 million and a loss of $4.1 million in Boston Downtown Crossing venture in 2009.  These were partially offset by a decreased loss in 2009 of $3.0 million on the Mack-Gale-Green/Gramercy venture as compared to 2008.

The Company had a gain on reduction of other obligations of $1.7 million on account of the expiration of the Assumed Obligations in 2009.  The Company recognized a gain on sale of investments in marketable securities of $0.5 million in 2008.

Income from continuing operations decreased to approximately $62.0 million in 2009 from approximately $69.8 million in 2008. The decrease of approximately $7.8 million was due to the factors discussed above.

Net income available to common shareholders decreased by approximately $4.3 million, from approximately $55.9 million in 2008 to $51.6 million in 2009.  This decrease was the result of a decrease in income from continuing operations of approximately $7.8 million for 2009 as compared to 2008, partially offset by an increase in noncontrolling interest in Operating Partnership of $2.8 million and an increase in noncontrolling interest in consolidated joint ventures of approximately $0.7 million for 2009 as compared to 2008.

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

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $142.3 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions with respect to a taxable year ending on or before December 31, 2009, our stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2009-15, 2009-4 I.R.B. 356.  Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared with respect to a taxable year ending on or before December 31, 2009, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $201.0 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  126 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of September 30, 2009, the Company had 236 unencumbered properties, totaling 24.3 million square feet, representing 78.6 percent of the Company’s total portfolio on a square footage basis.

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

Cash Flows

Cash and cash equivalents increased by $257.6 million to $279.2 million at September 30, 2009, compared to $21.6 million at December 31, 2008.  This increase was comprised of the following net cash flow items:

1)	$216.6 million provided by operating activities.

2)	$57.8 million used in investing activities, consisting primarily of the following:
(a)	$57.3 million used for additions to rental property; plus
(b)	$11.4 million from repayments of notes receivable, minus
(c)	$4.5 million used for investments in unconsolidated joint ventures, minus
(d)	$8 million used in restricted cash.

3)	$98.8 million provided by financing activities, consisting primarily of the following:
(a)	$337 million from borrowings under the revolving credit facility; plus
(b)	$274.8 million from proceeds received from common stock offering; plus
(c)	$246.2 million from proceeds received from senior unsecured notes; plus
(d)	$81.5 million from proceeds from mortgages; minus
(e)	$498 million used for repayments of borrowings under the Company’s unsecured credit facility; minus
(f)	$199.7 million used for repayments of senior unsecured notes; minus
(g)	$131.2 million used for the payments of dividends and distributions; minus
(h)	$9.6 million used for repayment of mortgages, loans payable and other obligations.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt, consisting of all fixed-rate financing as of September 30, 2009:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,582,173	67.68%	6.37%	4.35
Fixed Rate Secured Debt	755,702	32.32%	7.09%	6.23

Totals/Weighted Average:	$2,337,875	100.00%	6.60%	4.96

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of September 30, 2009 are as follows:

	Scheduled Cash	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
October – December 31, 2009	$ 1,842	--	$ 1,842	7.62%
2010	8,155	$ 334,500	342,655	5.31%
2011	9,217	300,000	309,217	7.92%
2012	9,968	210,148	220,116	6.21%
2013	9,515	145,223	154,738	5.37%
Thereafter	48,913	1,296,639	1,345,552	6.95%
Sub-total	87,610	2,286,510	2,374,120
Adjustment for unamortized debt
discount/premium and
mark-to- market, net, as of
September 30, 2009	(36,245)	--	(36,245)

Totals/Weighted Average	$ 51,365	$2,286,510	$2,337,875	6.60%

(a) No variable-rate borrowings were outstanding as of September 30, 2009.

Senior Unsecured Notes:
On August 14, 2009, the Operating Partnership completed the sale of $250 million face amount of 7.750 percent senior unsecured notes due August 15, 2019 with interest payable semi-annually in arrears.  The net proceeds from the issuance of approximately $246.2 million, after underwriting discount, were used for general corporate purposes.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of September 30, 2009) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of October 27, 2009, the Company had no outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2009, the Company had no outstanding borrowings under its Money Market Loan program.

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

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 27, 2009, the Company had no outstanding borrowings under its $775 million unsecured revolving credit facility, and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2009 and 2010.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

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

Equity Activity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the nine months ended September 30, 2009:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2009	66,419,055	14,437,731	80,856,786
Common Stock Offering	11,500,000	--	11,500,000
Stock options exercised	15,617	--	15,617
Common units redeemed for Common Stock	615,976	(615,976)	--
Cancellation of Restricted Stock	(3,000)	--	(3,000)
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	7,179	--	7,179

Outstanding at September 30, 2009	78,554,827	13,821,755	92,376,582

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of September 30, 2009, the Company has a remaining authorization under the Repurchase Program of $46 million.

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which $287.5 million of securities have been sold through October 27, 2009 and $1.7 billion remains available for future issuances.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $250 million of securities have been sold as of October 27, 2009 and $2.25 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures are generally non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $6.3 million letter of credit in support of the Harborside South Pier joint venture, $3.2 million of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of September 30, 2009:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,059,911	$248,119	$556,826	$531,722	$ 723,244	--
Mortgages, loans payable
and other obligations	1,075,188	220,656	98,035	246,176	488,973	$21,348
Payments in lieu of taxes
(PILOT)	58,571	4,269	12,963	8,807	24,895	7,637
Ground lease payments	36,668	506	1,507	1,057	2,208	31,390
Total	$3,230,338	$473,550	$669,331	$787,762	$1,239,320	$60,375

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

All of the Company’s long-term debt as of September 30, 2009 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed-rate debt.

September 30, 2009
Debt,										Fair
including current portion ($’s in thousands)	10/1/09-12/31/09	2010	2011	2012	2013	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$1,842	$342,655	$309,217	$220,116	$154,738	$1,345,552	$2,374,120	$(36,245)	$2,337,875	$2,297,025
Average Interest Rate	7.62%	5.31%	7.92%	6.21%	5.37%	6.95%			6.60%

(a)         Adjustment for unamortized debt discount/premium and mark-to-market, net, as of September 30, 2009.

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

Not Applicable.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)              COMMON STOCK
During the three months ended September 30, 2009, the Company issued 203,000 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty Corporation
(Registrant)

Date: October 28, 2009	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer

Date: October 28, 2009	By:	/s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer

MACK-CALI REALTY CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Articles of Restatement of Mack-Cali Realty Corporation dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

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

4.17
Supplemental Indenture No. 14 dated as of August 14, 2009, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated August 14, 2009 and incorporated herein by reference).

4.18
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