Form 10-K
period 2009-12-31
MACK CALI REALTY CORP
filed 2010-02-11
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,754,174,430.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.

As of February 8, 2010, 79,190,883 shares of common stock, $0.01 par value, of the Company (“Common Stock”) were outstanding.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 124.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2009 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on May 25, 2010 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2009.

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

As of December 31, 2009, the Company owned or had interests in 289 properties, aggregating approximately 33.2 million square feet, plus developable land (collectively, the “Properties”), which are leased to approximately 2,100 tenants.  The Properties are comprised of: (a) 268  wholly-owned or Company-controlled properties consisting of 162 office buildings and 95 office/flex buildings aggregating approximately 30.5 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties totaling approximately 17,300 square feet, and three land leases (collectively, the “Consolidated Properties”); and (b) 20 buildings, which are primarily office properties, aggregating approximately 2.2 million square feet, and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2009, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 90.1 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date.  Leases that expire as of December 31, 2009 aggregate 64,672 square feet, or 0.2 percent of the net rentable square footage.  The Properties are located in five states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

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

As of December 31, 2009, executive officers and directors of the Company and their affiliates owned approximately eight percent of the Company’s outstanding shares of Common Stock (including Units redeemable into shares of Common Stock).  As used herein, the term “Units” refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) through which the Company conducts its real estate activities.  The Company’s executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 22 years.

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

Communication with tenants: The Company emphasizes frequent communication with tenants to ensure first-class service to the Properties.  Property management personnel generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained.  Property management’s primary responsibility is to ensure that buildings are operated at peak efficiency in order to meet both the Company’s and tenants’ needs and expectations.  Property management personnel additionally budget and oversee capital improvements and building system upgrades to enhance the Properties’ competitive advantages in their respective markets and to maintain the quality of the Properties.

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

The Company seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation cost within the markets that it operates, and further within the parameters of those markets.  The Company continues to pursue internal growth through leasing vacant space, re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including Wyndham Worldwide Operations, National Union Fire Insurance and The United States of America - GSA.  In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

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

Financial
The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio.  As of December 31, 2009 and 2008, the Company’s total debt constituted approximately 39.8 and 40.6 percent of total undepreciated assets of the Company, respectively.  The Company has three investment grade credit ratings.  Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”) have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership and their BB+ rating to existing and prospective preferred stock offerings of the Company.  Moody’s Investors Service (“Moody’s”) has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Company.  Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur or a requirement for the maintenance of investment grade credit ratings, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances.  The Company intends to conduct its operations so as to best be able to maintain its investment grade debt rating status.  The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, short-term and long-term borrowings (including draws on the Company’s revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2009, the Company had approximately 422 full-time employees.

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

INDUSTRY SEGMENTS

The Company operates in two industry segments:  (i) real estate; and (ii) construction services.  As of December 31, 2009, the Company does not have any foreign operations and its business is not seasonal.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

RECENT DEVELOPMENTS

On March 1, 2009, the Company placed in service a 249,409 square-foot, class A office building, which is fully leased through August 2024.  The building is located in the Mack-Cali Business Campus in Parsippany, New Jersey.

On April 29, 2009, the Company acquired SL Green’s interests in the Mack-Green-Gale LLC and subsidiaries (“Mack-Green”) and 55 Corporate Partners, LLC (“55 Corporate”) joint ventures (the “SL Green Transactions”)  for $5 million.  As a result, the Company owns 100 percent of Mack-Green and 55 Corporate. Concurrent with the SL Green Transactions, the loan agreement with an affiliate of Gramercy Capital Corporation (“Gramercy”) on six office properties indirectly owned by Mack-Green was restructured providing Gramercy with the power to control the activities that are most important to the properties’ economic performance.  At the time of the restructuring, the estimated fair value of the six properties was less than the aggregate carrying amount of the non-recourse mortgage loans.

As a result of the SL Green Transactions and the agreement with Gramercy, as of April 29, 2009, the Company began consolidating 11 office properties, aggregating approximately 1.5 million square feet, owned and controlled by Mack-Green, and a pre-leased 205,000 square foot office development project owned and controlled by 55 Corporate.  The Company also has retained a non-controlling interest in entities that own 100 percent of six office properties, aggregating 786,198 square feet, which were previously indirectly owned by Mack-Green.  See “Mack-Green-Gale LLC” and “55 Corporate Partners, LLC” under Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements for further discussion on the transactions.

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 90.1 percent at December 31, 2009, as compared to 91.3 percent at December 31, 2008 and 92.7 percent at December 31, 2007.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2009, 2008 and 2007 aggregate 64,672, 67,473 and 146,261 square feet, respectively, or 0.2, 0.2 and 0.5 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the year ended December 31, 2009 decreased an average of 9.3 percent compared to rates that were in effect under the prior leases, as compared to a 1.5 percent increase in 2008 and a 0.2 percent decrease in 2007.  The Company believes that vacancy rates may continue to increase in some of its markets through 2010 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The Company expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility in the financial and credit markets, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, defaults, lower occupancy and reduced effective rents.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

FINANCING ACTIVITY

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

On June 30, 2009, the Company obtained $17.0 million in mortgage financing from Valley National Bank.  The mortgage loan, which is collateralized by an office property in Woodbridge, New Jersey, is for a 25-year term and bears interest at an effective rate of 6.94 percent per annum through the end of the 10th year.  The coupon interest rate will be reset at the end of year 10 and year 20 at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates, with a minimum rate of 6.875 percent.

On August 14, 2009, the Operating Partnership completed the sale of $250 million face amount of 7.750 percent senior unsecured notes due August 15, 2019 with interest payable semi-annually in arrears.  The net proceeds of approximately $246.2 million, after underwriting discount, were used for general corporate purposes.

On January 15, 2010, the Company refinanced its $150 million secured loan with The Prudential Insurance Company of America.  The new loan also includes VPCM, LLC, a wholly-owned subsidiary of the Virginia Retirement System, as co-lender.  The mortgage loan, which is collateralized by seven properties, is for a seven-year term and carries an interest rate of 6.25 percent.

AVAILABLE INFORMATION

The Company’s internet website is www.mack-cali.com.  The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files or furnishes such materials to the Securities and Exchange Commission.  In addition, the Company’s internet website includes other items related to corporate governance matters, including, among other things, the Company’s corporate governance principles, charters of various committees of the Board of Directors, and the Company’s code of business conduct and ethics applicable to all employees, officers and directors.  The Company intends to disclose on its internet website any amendments to or waivers from its code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors.  Copies of these documents may be obtained, free of charge, from our internet website.  Any shareholder also may obtain copies of these documents, free of charge, by sending a request in writing to: Mack-Cali Investor Relations Department, 343 Thornall Street, Edison, NJ  08837-2206.

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

Our business may be affected by the unprecedented volatility in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole.  Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New Jersey, New York and Pennsylvania.  Because our portfolio consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio) located principally in the Northeast, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom we issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  As of December 31, 2009, 11 of our properties, with an aggregate net book value of approximately $199.8 million, were subject to these restrictions, which expire periodically through 2016.  For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals. 126 of our properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

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

We face risks associated with property acquisitions: We have acquired in the past, and our long-term strategy is to continue to pursue the acquisition of properties and portfolios of properties in New Jersey, New York and Pennsylvania and in the Northeast generally, including large real estate portfolios that could increase our size and result in alterations to our capital structure.  We may be competing for investment opportunities with entities that have greater financial resources.  Several office building developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:

•	reducing the number of suitable investment opportunities offered to us;
•	increasing the bargaining power of property owners;
•	interfering with our ability to attract and retain tenants;
•	increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates; and/or
•	adversely affecting our ability to minimize expenses of operation.

Our acquisition activities and their success are subject to the following risks:

•	adequate financing to complete acquisitions may not be available on favorable terms or at all as a result of the unprecedented volatility in the financial and credit markets;
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
As we may perform fixed price construction services for third parties, we are subject to a variety of risks unique to these activities.  If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, thereby making the project less profitable than originally estimated, or possibly not profitable at all.  In addition, a construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated.  If any such excess costs or project delays were to be material, such events may adversely effect our cash flow and liquidity and thereby impact our ability to pay dividends or make distributions to our investors.

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

As of December 31, 2009, we had total outstanding indebtedness of $2.3 billion comprised of $1.6 billion of senior unsecured notes and approximately $755 million of mortgages, loans payable and other obligations.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2009, there were no outstanding borrowings under our revolving credit facility under which borrowings bear interest at variable rates.  We may incur indebtedness in the future that bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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
We are dependent upon our executive officers for strategic business direction and real estate experience.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  We have entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with each of Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas and a continuous one-year employment term with Michael A. Grossman and Mark Yeager.  We do not have key man life insurance for our executive officers.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent changes in control.
Certain provisions of Maryland law, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control.  These provisions include the following:

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

In addition, the consent of the holders of at least 85 percent of Mack-Cali Realty, L.P.’s partnership units is required: (i)  to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which Mack-Cali Realty, L.P. is not the surviving entity; (ii) to dissolve, liquidate or wind up Mack-Cali Realty, L.P.; or (iii) to convey or otherwise transfer all or substantially all of Mack-Cali Realty, L.P.’s assets.  As of February 8, 2010, as general partner, we own approximately 85.6 percent of Mack-Cali Realty, L.P.’s outstanding common partnership units.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

PROPERTY LIST

As of December 31, 2009, the Company’s Consolidated Properties consisted of 263 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and three land leases.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 30.9 million square feet, with the individual properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Company’s tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

							2009
			Percentage	2009		2009	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/09	($000’s)	of Total 2009	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Bergen County
Fair Lawn
17-17 Route 208 North	1987	143,000	67.2	2,095	0.34	21.80	19.66
Fort Lee
One Bridge Plaza	1981	200,000	81.3	4,390	0.71	27.00	23.46
2115 Linwood Avenue	1981	68,000	53.7	966	0.16	26.45	24.24
Little Ferry
200 Riser Road	1974	286,628	100.0	2,076	0.34	7.24	6.69
Lyndhurst
210 Clay Avenue (f)	1981	121,203	89.1	1,681	0.27	23.19	20.97
Montvale
95 Chestnut Ridge Road	1975	47,700	100.0	808	0.13	16.94	15.53
135 Chestnut Ridge Road	1981	66,150	99.7	1,465	0.24	22.21	17.74
Paramus
15 East Midland Avenue	1988	259,823	80.5	4,859	0.79	23.23	22.48
140 East Ridgewood Avenue	1981	239,680	93.0	4,925	0.80	22.09	19.49
461 From Road	1988	253,554	98.6	6,074	0.99	24.30	24.23
650 From Road	1978	348,510	82.3	6,944	1.12	24.21	21.39
61 South Paramus Avenue	1985	269,191	83.3	6,663	1.08	29.71	26.21
Ridgefield Park
105 Challenger Road	1992	150,050	100.0	4,778	0.78	31.84	28.65
Rochelle Park
120 Passaic Street	1972	52,000	99.6	1,402	0.23	27.07	25.51
365 West Passaic Street	1976	212,578	96.1	4,313	0.70	21.11	19.25
395 West Passaic Street	1979	100,589	100.0	2,431	0.39	24.17	20.42
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	1.21	15.72	15.72
10 Mountainview Road	1986	192,000	71.8	3,155	0.51	22.89	20.52
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,950	0.32	21.86	16.32
470 Chestnut Ridge Road	1987	52,500	100.0	1,277	0.21	24.32	19.03
530 Chestnut Ridge Road	1986	57,204	79.9	1,053	0.17	23.04	21.07
50 Tice Boulevard	1984	235,000	95.3	6,236	1.01	27.84	25.74
300 Tice Boulevard	1991	230,000	96.0	5,326	0.86	24.12	21.35

Burlington County
Moorestown
224 Strawbridge Drive	1984	74,000	100.0	1,680	0.27	22.70	20.27
228 Strawbridge Drive	1984	74,000	100.0	1,853	0.30	25.04	23.86
232 Strawbridge Drive	1986	74,258	98.8	1,470	0.24	20.04	17.57

Essex County
Millburn
150 J.F. Kennedy Parkway	1980	247,476	100.0	7,322	1.19	29.59	25.63

Office Properties
(Continued)

							2009
			Percentage	2009		2009	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/09	($000’s)	of Total 2009	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Roseland
4 Becker Farm Road (f)	1983	281,762	97.1	4,552	0.74	24.79	22.88
5 Becker Farm Road (f)	1982	118,343	89.8	1,681	0.27	23.57	21.50
6 Becker Farm Road (f)	1982	129,732	100.0	2,148	0.35	24.67	22.60
101 Eisenhower Parkway	1980	237,000	89.4	5,086	0.83	24.00	21.73
103 Eisenhower Parkway	1985	151,545	65.9	2,441	0.40	24.44	20.89
105 Eisenhower Parkway	2001	220,000	96.3	4,970	0.81	23.46	17.55
75 Livingston Avenue (f)	1985	94,221	55.6	989	0.16	28.13	22.27
85 Livingston Avenue (f)	1985	124,595	84.8	1,799	0.29	25.37	23.60

Hudson County
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	100.0	11,295	1.83	28.24	24.47
Harborside Financial Center Plaza 2	1990	761,200	100.0	18,914	3.06	24.85	22.50
Harborside Financial Center Plaza 3	1990	725,600	99.2	20,367	3.30	28.30	25.93
Harborside Financial Center Plaza 4-A	2000	207,670	99.3	6,187	1.00	30.00	25.71
Harborside Financial Center Plaza 5	2002	977,225	99.7	35,879	5.83	36.83	31.46
101 Hudson Street	1992	1,246,283	100.0	32,230	5.22	25.86	22.83

Mercer County
Hamilton Township
3 AAA Drive	1981	35,270	68.7	527	0.09	21.75	17.37
2 South Gold Drive	1974	33,962	64.5	482	0.08	22.00	19.40
600 Horizon Drive	2002	95,000	100.0	1,373	0.22	14.45	14.45
700 Horizon Drive	2007	120,000	100.0	2,459	0.40	20.49	18.33
Princeton
103 Carnegie Center	1984	96,000	90.1	1,770	0.29	20.46	16.72
2 Independence Way (f)	1981	67,401	100.0	1,014	0.16	22.41	19.98
3 Independence Way	1983	111,300	91.8	2,031	0.33	19.88	14.95
100 Overlook Center	1988	149,600	100.0	5,032	0.82	33.64	28.54
5 Vaughn Drive	1987	98,500	96.4	2,508	0.41	26.41	22.94

Middlesex County
East Brunswick
377 Summerhill Road	1977	40,000	100.0	353	0.06	8.83	7.70
Edison
343 Thornall Street (c)	1991	195,709	100.0	4,181	0.68	21.36	15.63
Piscataway
30 Knightsbridge Road, Bldg 3	1977	160,000	100.0	2,465	0.40	15.41	15.41
30 Knightsbridge Road, Bldg 4	1977	115,000	100.0	1,771	0.29	15.40	15.40
30 Knightsbridge Road, Bldg 5	1977	332,607	80.8	4,902	0.80	18.24	13.41
30 Knightsbridge Road, Bldg 6	1977	72,743	63.8	206	0.03	4.44	2.09
Plainsboro
500 College Road East	1984	158,235	15.0	2,005	0.33	84.47	75.25
Woodbridge
581 Main Street	1991	200,000	100.0	5,263	0.85	26.32	23.01

Monmouth County
Freehold
2 Paragon Way	1989	44,524	40.5	413	0.07	22.90	16.58
3 Paragon Way	1991	66,898	75.8	1,038	0.17	20.47	15.03
4 Paragon Way	2002	63,989	30.8	1,109	0.18	56.27	54.09
100 Willbowbrook Road	1988	60,557	86.2	1,096	0.18	21.00	18.91
Holmdel
23 Main Street	1977	350,000	100.0	4,023	0.65	11.49	8.67

Office Properties
(Continued)

							2009
			Percentage	2009		2009	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/09	($000’s)	of Total 2009	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Middletown
One River Center Bldg 1	1983	122,594	100.0	3,145	0.51	25.65	21.07
One River Center Bldg 2	1983	120,360	100.0	2,899	0.47	24.09	22.05
One River Center Bldg 3	1984	214,518	93.6	4,557	0.74	22.70	22.20
Neptune
3600 Route 66	1989	180,000	100.0	2,400	0.39	13.33	12.06
Wall Township
1305 Campus Parkway	1988	23,350	92.4	435	0.07	20.16	14.00
1350 Campus Parkway	1990	79,747	99.9	1,572	0.26	19.73	17.47

Morris County
Florham Park
325 Columbia Turnpike	1987	168,144	70.2	3,241	0.53	27.46	23.36
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,579	0.26	21.05	18.47
201 Littleton Road	1979	88,369	83.3	1,668	0.27	22.66	20.31
Morris Township
412 Mt. Kemble Avenue	1986	475,100	49.7	4,774	0.78	20.22	14.66
Parsippany
4 Campus Drive	1983	147,475	91.8	3,252	0.53	24.02	19.91
6 Campus Drive	1983	148,291	93.2	2,937	0.48	21.25	17.42
7 Campus Drive	1982	154,395	55.4	1,726	0.28	20.18	16.46
8 Campus Drive	1987	215,265	100.0	6,110	0.99	28.38	25.81
9 Campus Drive	1983	156,495	66.2	2,663	0.43	25.70	22.89
4 Century Drive	1981	100,036	70.5	1,658	0.27	23.51	20.35
5 Century Drive	1981	79,739	77.1	1,352	0.22	21.99	18.62
6 Century Drive	1981	100,036	94.7	1,637	0.27	17.28	11.27
2 Dryden Way	1990	6,216	100.0	99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	94.4	6,473	1.05	27.60	24.31
2 Hilton Court	1991	181,592	100.0	6,529	1.06	35.95	31.43
1633 Littleton Road	1978	57,722	100.0	1,131	0.18	19.59	19.59
600 Parsippany Road	1978	96,000	86.6	1,626	0.26	19.56	15.26
1 Sylvan Way	1989	150,557	43.0	675	0.11	10.43	9.67
4 Sylvan Way (f)	1984	105,135	100.0	1,286	0.21	18.22	16.35
5 Sylvan Way	1989	151,383	96.5	3,803	0.62	26.03	22.72
7 Sylvan Way	1987	145,983	100.0	3,219	0.52	22.05	19.28
22 Sylvan Way (f)	2009	249,409	100.0	5,045	0.82	24.13	21.76
20 Waterview Boulevard (f)	1988	225,550	96.8	3,532	0.57	24.10	21.28
35 Waterview Boulevard	1990	172,498	90.9	3,810	0.62	24.30	21.75
5 Wood Hollow Road	1979	317,040	73.1	4,766	0.77	20.56	16.60

Passaic County
Clifton
777 Passaic Avenue	1983	75,000	81.6	1,416	0.23	23.14	21.23
Totowa
999 Riverview Drive	1988	56,066	76.7	983	0.16	22.86	21.23

Somerset County
Basking Ridge
222 Mt. Airy Road	1986	49,000	100.0	1,031	0.17	21.04	15.71
233 Mt. Airy Road	1987	66,000	100.0	1,315	0.21	19.92	16.71

Office Properties
(Continued)

							2009
			Percentage	2009		2009	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/09	($000’s)	of Total 2009	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Bernards
106 Allen Road	2000	132,010	99.7	2,783	0.45	21.15	15.43
Branchburg
51 Imclone Drive (f)	1986	63,213	100.0	230	0.04	5.42	4.53
Bridgewater
721 Route 202/206	1989	192,741	81.2	3,685	0.60	23.55	17.09
Warren
10 Independence Boulevard (f)	1988	120,528	100.0	2,220	0.36	27.44	25.20

Union County
Clark
100 Walnut Avenue	1985	182,555	99.1	4,591	0.75	25.38	21.74
Cranford
6 Commerce Drive	1973	56,000	85.7	942	0.15	19.63	16.19
11 Commerce Drive	1981	90,000	93.8	1,969	0.32	23.32	19.79
12 Commerce Drive	1967	72,260	87.6	824	0.13	13.02	10.05
14 Commerce Drive	1971	67,189	68.7	1,133	0.18	24.55	20.26
20 Commerce Drive	1990	176,600	98.9	4,298	0.70	24.61	21.14
25 Commerce Drive	1971	67,749	94.2	1,363	0.22	21.36	19.38
65 Jackson Drive	1984	82,778	97.5	1,884	0.31	23.34	20.17
New Providence
890 Mountain Avenue	1977	80,000	91.4	1,856	0.30	25.38	23.66

Total New Jersey Office		19,347,734	90.6	411,338	66.78	24.10	21.09

NEW YORK

New York County
New York
125 Broad Street	1970	524,476	100.0	19,886	3.22	37.92	34.42

Rockland County
Suffern
400 Rella Boulevard	1988	180,000	90.7	3,690	0.60	22.60	20.44

Westchester County
Elmsford
100 Clearbrook Road (c)	1975	60,000	91.9	1,108	0.18	20.09	18.15
101 Executive Boulevard	1971	50,000	30.8	492	0.08	31.95	27.79
555 Taxter Road	1986	170,554	80.1	3,500	0.57	25.62	21.13
565 Taxter Road	1988	170,554	95.9	3,965	0.64	24.24	20.08
570 Taxter Road	1972	75,000	67.0	1,311	0.21	26.09	24.48
Hawthorne
1 Skyline Drive	1980	20,400	99.0	298	0.05	14.76	13.62
2 Skyline Drive	1987	30,000	82.9	166	0.03	6.67	5.99
7 Skyline Drive	1987	109,000	100.0	2,810	0.46	25.78	23.87
17 Skyline Drive	1989	85,000	100.0	1,630	0.26	19.18	16.34
19 Skyline Drive	1982	248,400	100.0	4,036	0.66	16.25	15.11

Office Properties
(Continued)

							2009
			Percentage	2009		2009	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/09	($000’s)	of Total 2009	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Tarrytown
200 White Plains Road	1982	89,000	78.8	1,485	0.24	21.17	18.81
220 White Plains Road	1984	89,000	85.9	1,785	0.29	23.35	20.98
White Plains
1 Barker Avenue	1975	68,000	96.3	1,786	0.29	27.27	25.36
3 Barker Avenue	1983	65,300	98.3	1,725	0.28	26.87	24.51
50 Main Street	1985	309,000	99.0	9,969	1.62	32.59	28.73
11 Martine Avenue	1987	180,000	78.4	4,023	0.65	28.51	25.53
1 Water Street	1979	45,700	100.0	1,103	0.18	24.14	20.66
Yonkers
1 Executive Boulevard	1982	112,000	100.0	3,059	0.50	27.31	24.38
3 Executive Boulevard	1987	58,000	92.8	1,473	0.24	27.37	24.92

Total New York Office		2,739,384	92.4	69,300	11.25	27.38	24.48

PENNSYLVANIA

Chester County
Berwyn
1000 Westlakes Drive	1989	60,696	92.2	1,537	0.25	27.47	26.36
1055 Westlakes Drive	1990	118,487	94.7	2,873	0.47	25.60	21.26
1205 Westlakes Drive	1988	130,265	87.6	3,148	0.51	27.59	23.98
1235 Westlakes Drive	1986	134,902	99.0	3,091	0.50	23.14	19.00

Delaware County
Lester
100 Stevens Drive	1986	95,000	100.0	2,771	0.45	29.17	27.08
200 Stevens Drive	1987	208,000	100.0	6,087	0.98	29.26	27.55
300 Stevens Drive	1992	68,000	84.7	1,398	0.23	24.27	20.00
Media
1400 Providence Road – Center I	1986	100,000	98.5	2,138	0.35	21.71	19.01
1400 Providence Road – Center II	1990	160,000	95.0	3,042	0.49	20.01	15.99

Montgomery County
Bala Cynwyd
150 Monument Road	1981	125,783	98.4	3,002	0.49	24.25	21.15
Blue Bell
4 Sentry Park	1982	63,930	78.8	867	0.14	17.21	16.28
5 Sentry Park East	1984	91,600	51.3	921	0.15	19.60	14.88
5 Sentry Park West	1984	38,400	31.5	253	0.04	20.92	18.44
16 Sentry Park	1988	93,093	93.0	2,083	0.34	24.06	21.76
18 Sentry Park	1988	95,010	96.5	2,080	0.34	22.69	20.33
King of Prussia
2200 Renaissance Boulevard	1985	174,124	66.7	2,329	0.38	20.05	16.21
Lower Providence
1000 Madison Avenue	1990	100,700	54.5	924	0.15	16.84	10.29
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	75.8	2,681	0.44	21.08	16.26

Total Pennsylvania Office		2,025,738	85.7	41,225	6.70	23.74	20.45

Office Properties
(Continued)

							2009
			Percentage	2009		2009	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/09	($000’s)	of Total 2009	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

CONNECTICUT

Fairfield County
Norwalk
40 Richards Avenue	1985	145,487	71.1	2,628	0.43	25.41	22.34
Stamford
1266 East Main Street	1984	179,260	87.3	3,807	0.62	24.33	21.03

Total Connecticut Office		324,747	80.1	6,435	1.05	24.73	21.52

DISTRICT OF COLUMBIA

Washington
1201 Connecticut Avenue, NW	1940	169,549	100.0	6,807	1.10	40.15	35.98
1400 L Street, NW	1987	159,000	100.0	5,895	0.96	37.08	31.29

Total District of Columbia Office		328,549	100.0	12,702	2.06	38.66	33.71

MARYLAND

Prince George’s County
Greenbelt
9200 Edmonston Road	1973	38,690	100.0	910	0.15	23.52	21.17
6301 Ivy Lane	1979	112,003	75.8	1,932	0.31	22.76	19.81
6303 Ivy Lane	1980	112,047	68.7	1,627	0.26	21.14	19.10
6305 Ivy Lane	1982	112,022	73.5	1,702	0.28	20.67	17.45
6404 Ivy Lane	1987	165,234	43.3	1,660	0.27	23.20	17.69
6406 Ivy Lane	1991	163,857	0.0	63	0.01	0.00	0.00
6411 Ivy Lane	1984	138,405	85.9	2,854	0.46	24.01	20.81
Lanham
4200 Parliament Place	1989	122,000	89.2	2,757	0.45	25.33	23.42

Total Maryland Office		964,258	60.4	13,505	2.19	23.20	20.20

TOTAL OFFICE PROPERTIES		25,730,410	89.3	554,505	90.03	24.63	21.58

Office/Flex Properties

							2009
			Percentage	2009		2009	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/09	($000’s)	of Total 2009	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Burlington County
Burlington
3 Terri Lane	1991	64,500	100.0	558	0.09	8.65	5.94
5 Terri Lane	1992	74,555	78.8	456	0.07	7.76	6.18
Moorestown
2 Commerce Drive	1986	49,000	74.1	253	0.04	6.97	4.85
101 Commerce Drive	1988	64,700	100.0	275	0.04	4.25	3.85
102 Commerce Drive	1987	38,400	100.0	236	0.04	6.15	4.58
201 Commerce Drive	1986	38,400	100.0	227	0.04	5.91	4.56
202 Commerce Drive	1988	51,200	100.0	263	0.04	5.14	3.54
1 Executive Drive	1989	20,570	81.1	157	0.03	9.41	7.01
2 Executive Drive	1988	60,800	100.0	469	0.08	7.71	5.59
101 Executive Drive	1990	29,355	99.7	304	0.05	10.39	8.61
102 Executive Drive	1990	64,000	100.0	474	0.08	7.41	7.02
225 Executive Drive	1990	50,600	67.6	151	0.02	4.41	2.60
97 Foster Road	1982	43,200	75.5	155	0.03	4.75	3.53
1507 Lancer Drive	1995	32,700	100.0	134	0.02	4.10	3.79
1245 North Church Street	1998	52,810	100.0	223	0.04	4.22	3.65
1247 North Church Street	1998	52,790	58.1	224	0.04	7.30	6.19
1256 North Church Street	1984	63,495	100.0	467	0.08	7.35	6.47
840 North Lenola Road	1995	38,300	100.0	370	0.06	9.66	7.86
844 North Lenola Road	1995	28,670	100.0	168	0.03	5.86	4.53
915 North Lenola Road	1998	52,488	100.0	290	0.05	5.53	4.32
2 Twosome Drive	2000	48,600	100.0	449	0.07	9.24	8.79
30 Twosome Drive	1997	39,675	89.9	277	0.04	7.77	5.97
31 Twosome Drive	1998	84,200	100.0	483	0.08	5.74	5.44
40 Twosome Drive	1996	40,265	100.0	322	0.05	8.00	6.66
41 Twosome Drive	1998	43,050	77.7	209	0.03	6.25	5.47
50 Twosome Drive	1997	34,075	100.0	257	0.04	7.54	7.13

Gloucester County
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	139	0.02	6.44	6.20

Mercer County
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0	215	0.03	16.20	14.16
200 Horizon Drive	1991	45,770	85.3	548	0.09	14.04	12.58
300 Horizon Drive	1989	69,780	100.0	1,011	0.16	14.49	11.16
500 Horizon Drive	1990	41,205	72.6	549	0.09	18.35	17.35

Office/Flex Properties
(Continued)

							2009
			Percentage	2009		2009	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/09	($000’s)	of Total 2009	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Monmouth County
Wall Township
1325 Campus Parkway	1988	35,000	100.0	655	0.11	18.71	14.06
1340 Campus Parkway	1992	72,502	100.0	959	0.16	13.23	10.58
1345 Campus Parkway	1995	76,300	85.4	866	0.14	13.29	10.74
1433 Highway 34	1985	69,020	82.7	470	0.08	8.23	6.08
1320 Wyckoff Avenue	1986	20,336	100.0	222	0.04	10.92	10.42
1324 Wyckoff Avenue	1987	21,168	100.0	217	0.04	10.25	7.75

Passaic County
Totowa
1 Center Court	1999	38,961	62.2	380	0.06	15.68	14.20
2 Center Court	1998	30,600	99.3	396	0.06	13.03	11.49
11 Commerce Way	1989	47,025	100.0	577	0.09	12.27	11.53
20 Commerce Way	1992	42,540	91.1	411	0.07	10.61	9.91
29 Commerce Way	1990	48,930	100.0	699	0.11	14.29	11.18
40 Commerce Way	1987	50,576	43.5	422	0.07	19.18	16.82
45 Commerce Way	1992	51,207	96.4	529	0.09	10.72	8.10
60 Commerce Way	1988	50,333	100.0	615	0.10	12.22	9.93
80 Commerce Way	1996	22,500	100.0	260	0.04	11.56	10.53
100 Commerce Way	1996	24,600	66.9	284	0.05	17.26	15.74
120 Commerce Way	1994	9,024	100.0	126	0.02	13.96	12.85
140 Commerce Way	1994	26,881	89.3	377	0.06	15.71	14.54

Total New Jersey Office/Flex		2,189,531	91.0	18,778	3.06	9.42	7.84

NEW YORK

Westchester County
Elmsford
11 Clearbrook Road	1974	31,800	72.8	442	0.07	19.09	16.80
75 Clearbrook Road	1990	32,720	100.0	293	0.05	8.95	7.85
125 Clearbrook Road	2002	33,000	100.0	712	0.12	21.58	17.94
150 Clearbrook Road	1975	74,900	100.0	1,016	0.16	13.56	12.48
175 Clearbrook Road	1973	98,900	100.0	1,513	0.25	15.30	14.11
200 Clearbrook Road	1974	94,000	76.6	753	0.12	10.46	8.83
250 Clearbrook Road	1973	155,000	97.3	1,434	0.23	9.51	8.50
50 Executive Boulevard	1969	45,200	87.6	463	0.08	11.69	9.55
77 Executive Boulevard	1977	13,000	100.0	252	0.04	19.38	18.31
85 Executive Boulevard	1968	31,000	99.4	577	0.09	18.73	15.87
300 Executive Boulevard	1970	60,000	100.0	731	0.12	12.18	11.07
350 Executive Boulevard	1970	15,400	98.8	233	0.04	15.31	15.12
399 Executive Boulevard	1962	80,000	100.0	1,038	0.17	12.98	12.40
400 Executive Boulevard	1970	42,200	63.5	565	0.09	21.08	17.13
500 Executive Boulevard	1970	41,600	100.0	672	0.11	16.15	13.92

Office/Flex Properties
(Continued)

							2009
			Percentage	2009		2009	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/09	($000’s)	of Total 2009	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

525 Executive Boulevard	1972	61,700	100.0	1,054	0.17	17.08	15.77
1 Westchester Plaza	1967	25,000	100.0	349	0.06	13.96	13.48
2 Westchester Plaza	1968	25,000	100.0	538	0.09	21.52	19.68
3 Westchester Plaza	1969	93,500	84.9	749	0.12	9.44	8.34
4 Westchester Plaza	1969	44,700	59.1	427	0.07	16.16	13.89
5 Westchester Plaza	1969	20,000	100.0	241	0.04	12.05	10.05
6 Westchester Plaza	1968	20,000	100.0	310	0.05	15.50	13.90
7 Westchester Plaza	1972	46,200	100.0	759	0.12	16.43	16.23
8 Westchester Plaza	1971	67,200	100.0	997	0.16	14.84	12.63
Hawthorne
200 Saw Mill River Road	1965	51,100	92.0	659	0.11	14.02	12.91
4 Skyline Drive	1987	80,600	94.5	1,362	0.22	17.88	15.28
5 Skyline Drive	1980	124,022	99.3	1,749	0.28	14.20	12.29
6 Skyline Drive	1980	44,155	100.0	228	0.04	5.16	5.10
8 Skyline Drive	1985	50,000	79.3	983	0.16	24.79	18.08
10 Skyline Drive	1985	20,000	84.4	298	0.05	17.65	14.28
11 Skyline Drive	1989	45,000	100.0	803	0.13	17.84	17.11
12 Skyline Drive	1999	46,850	100.0	755	0.12	16.12	12.32
15 Skyline Drive	1989	55,000	100.0	1,191	0.19	21.65	20.04
Yonkers
100 Corporate Boulevard	1987	78,000	98.3	1,480	0.24	19.30	18.14
200 Corporate Boulevard South	1990	84,000	99.8	1,525	0.25	18.19	17.56
4 Executive Plaza	1986	80,000	100.0	1,393	0.23	17.41	14.14
6 Executive Plaza	1987	80,000	99.2	1,542	0.25	19.43	18.04
1 Odell Plaza	1980	106,000	99.9	1,324	0.21	12.50	11.38
3 Odell Plaza	1984	71,065	100.0	1,595	0.26	22.44	20.81
5 Odell Plaza	1983	38,400	89.2	576	0.09	16.82	13.49
7 Odell Plaza	1984	42,600	99.6	737	0.12	17.37	16.22

Total New York Office/Flex		2,348,812	95.0	34,318	5.57	15.38	13.72

CONNECTICUT

Fairfield County
Stamford
419 West Avenue	1986	88,000	100.0	1,363	0.22	15.49	13.84
500 West Avenue	1988	25,000	100.0	411	0.07	16.44	14.88
550 West Avenue	1990	54,000	100.0	840	0.14	15.56	15.44
600 West Avenue	1999	66,000	100.0	745	0.12	11.29	10.73
650 West Avenue	1998	40,000	100.0	686	0.11	17.15	15.90

Total Connecticut Office/Flex		273,000	100.0	4,045	0.66	14.82	13.80

TOTAL OFFICE/FLEX PROPERTIES		4,811,343	93.5	57,141	9.29	12.71	11.12

Industrial/Warehouse, Retail and Land Lease Properties

							2009
			Percentage	2009		2009	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/09	($000’s)	of Total 2009	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW YORK

Westchester County
Elmsford
1 Warehouse Lane	1957	6,600	100.0	92	0.01	13.94	12.27
2 Warehouse Lane	1957	10,900	100.0	167	0.03	15.32	14.77
3 Warehouse Lane	1957	77,200	100.0	363	0.06	4.70	4.48
4 Warehouse Lane	1957	195,500	96.7	1,434	0.23	7.59	6.64
5 Warehouse Lane	1957	75,100	97.1	922	0.15	12.64	11.12
6 Warehouse Lane	1982	22,100	100.0	519	0.08	23.48	22.53

Total Industrial/Warehouse Properties		387,400	97.8	3,497	0.56	9.23	8.32

Westchester County
Tarrytown
230 White Plains Road	1984	9,300	100.0	159	0.03	17.10	16.24
Yonkers
2 Executive Boulevard	1986	8,000	100.0	94	0.02	11.75	11.75

Total Retail Properties		17,300	100.0	253	0.05	14.62	14.16

Westchester County
Elmsford
700 Executive Boulevard	--	--	--	173	0.03	--	--
Yonkers
1 Enterprise Boulevard	--	--	--	185	0.03	--	--

Total New York Land Leases		--	--	358	0.06	--	--

Prince George’s County, Maryland
Greenbelt
Capital Office Park Parcel A (f)	--	--	--	85	0.01	--	--

Total Maryland Land Leases		--	--	85	0.01	--	--

Total Land Leases		--	--	443	0.07	--	--

TOTAL PROPERTIES		30,946,453	90.1	615,839	100.00	22.51	19.72

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2009 aggregating 64,672 square feet (representing 0.2 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for 2009, determined in accordance with generally accepted accounting principles (“GAAP”).  Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(c)      Excludes space leased by the Company.
(d)	Base rent for 2009 divided by net rentable square feet leased at December 31, 2009.
(e)
Total base rent for 2009 minus total 2009 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2009.

(f)
As this property was acquired, placed in service or initially consolidated by the Company during 2009, the amounts represented in 2009 base rent reflect only that portion of the year during which the Company owned the property.  Accordingly, these amounts may not be indicative of the property’s full year results.  For comparison purposes, the amounts represented in 2009 average base rent per sq. ft. and 2009 average effective rent per sq. ft. for this property have been calculated by taking 2009 base rent and 2009 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2009.  These annualized per square foot amounts may not be indicative of the property’s results had the Company owned the property for the entirety of 2009.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

Percentage of
December 31,	Square Feet Leased (%) (a)
2009	90.1

2008	91.3

2007	92.7

2006	92.0

2005	91.0

(a)	Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest tenants for the Consolidated Properties as of December 31, 2009 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

National Union Fire Insurance
Company of Pittsburgh, PA	3	14,137,802	2.2	526,023	1.8	(b)
Citigroup Global Markets, Inc.	2	11,309,837	1.7	348,003	1.2	(c)
DB Services New Jersey, Inc.	2	10,905,425	1.7	402,068	1.5	2017
Wyndham Worldwide Operations	2	9,170,108	1.5	395,983	1.4	(d)
United States of America-GSA	12	9,118,457	1.5	290,598	1.1	(e)
New Cingular Wireless PCS, LLC	3	8,995,940	1.4	405,530	1.5	(f)
Keystone Mercy Health Plan	2	8,867,108	1.4	303,149	1.1	2020
Prentice-Hall, Inc.	1	8,643,699	1.4	474,801	1.7	2014
Forest Research Institute, Inc.	1	8,271,398	1.3	215,659	0.8	2017
AT&T Corp.	2	7,934,132	1.3	395,528	1.4	(g)
ICAP Securities USA, LLC	1	6,236,408	1.0	159,834	0.6	2017
Toys ‘R’ Us – NJ, Inc.	1	6,152,682	1.0	242,518	0.9	2012
Daiichi Sankyo, Inc.	2	5,896,710	0.9	180,807	0.7	(h)
TD Ameritrade Online Holdings	1	5,830,626	0.9	184,222	0.7	2015
IBM Corporation	3	5,226,858	0.8	310,263	1.1	(i)
Credit Suisse (USA), Inc.	1	5,212,307	0.8	153,464	0.6	(j)
Allstate Insurance Company	8	5,080,600	0.8	213,236	0.8	(k)
Merrill Lynch Pierce Fenner	1	5,001,213	0.8	294,189	1.1	2017
Montefiore Medical Center	5	4,901,818	0.8	222,670	0.8	(l)
National Financial Services	1	4,798,621	0.8	112,964	0.4	2012
KPMG, LLP	3	4,752,555	0.8	176,520	0.6	(m)
Samsung Electronics America	1	4,184,278	0.7	150,050	0.5	2010
J.H. Cohn, LLP	1	4,151,405	0.7	154,035	0.6	2020
Morgan Stanley Smith Barney	4	4,050,623	0.6	142,530	0.5	(n)
Vonage America, Inc.	1	4,011,000	0.6	350,000	1.3	2017
Bank Of Tokyo-Mitsubishi, Ltd.	1	3,872,785	0.6	137,076	0.5	2019
Arch Insurance Company	1	3,685,118	0.6	106,815	0.4	2024
Morgan Stanley & Co., Inc.	1	3,674,040	0.6	306,170	1.1	2013
Lehman Brothers Holdings, Inc.	1	3,611,421	0.6	135,190	0.5	(o)
American Institute of Certified Public
Accountants	1	3,455,040	0.6	142,953	0.5	2012
Oppenheimer & Co., Inc.	1	3,269,465	0.5	118,871	0.4	(p)
E*Trade Financial Corporation	1	3,124,160	0.5	106,573	0.4	2022
Dow Jones & Company, Inc.	1	3,057,773	0.5	92,312	0.3	2012
Shaw Facilities, Inc.	3	2,992,248	0.5	141,172	0.5	(q)
SunAmerica Asset Management	1	2,958,893	0.5	69,621	0.3	2018
United States Life Insurance Co.	1	2,880,000	0.5	180,000	0.7	2013
High Point Safety & Insurance	2	2,794,113	0.4	116,889	0.4	2020
HQ Global Workplaces, LLC	7	2,789,620	0.4	133,209	0.5	(r)
Tullett Prebon Holdings Corp.	1	2,787,758	0.4	113,041	0.4	(s)
Connell Foley, LLP	2	2,533,422	0.4	97,822	0.4	2015
AAA Mid-Atlantic, Inc.	2	2,529,519	0.4	129,784	0.5	(t)
Regus Business Centre Corp.	2	2,528,176	0.4	79,805	0.3	2011
Tradeweb Markets, LLC	1	2,490,140	0.4	64,976	0.2	2017
New Jersey Turnpike Authority	1	2,455,463	0.4	100,223	0.4	2017
Movado Group, Inc	1	2,449,828	0.4	90,050	0.3	2013
Lowenstein Sandler, P.C.	1	2,417,586	0.4	98,677	0.4	2017
Natixis North America, Inc.	1	2,408,679	0.4	83,629	0.3	2021
Sony BMG Music Entertainment	1	2,359,986	0.4	97,653	0.4	2014
Nextel of New York, Inc.	2	2,225,875	0.4	97,435	0.4	(u)
UBS Financial Services, Inc.	3	2,209,326	0.4	82,092	0.3	(v)

Totals		244,402,044	39.0	9,726,682	35.5

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)
Annualized base rental revenue is based on actual December, 2009 billings times 12.  For leases whose rent commences after January 1, 2010, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	394,849 square feet expire in 2012; 14,056 square feet expire in 2013; 117,118 square feet expire 2019.
(c)	330,900 square feet expired in 2010; 17,103 square feet expire in 2018.
(d)	145,983 square feet expire in 2011; 250,000 square feet expire in 2024.
(e)
11,825 square feet expire in 2010; 9,901 square feet expire in 2011; 11,216 square feet expire in 2012; 65,438 square feet expire in 2013; 4,879 square feet expire in 2014; 180,729 square feet expire in 2015; 6,610 square feet expire in 2017.

(f)	333,145 square feet expire in 2013; 72,385 square feet expire in 2014.
(g)	120,528 square feet expire in 2011; 275,000 square feet expire in 2014.
(h)	8,907 square feet expire in 2013; 171,900 square feet expire in 2022.
(i)	17,959 square feet expired in 2010; 248,399 square feet expire in 2012; 43,905 square feet expire in 2013.
(j)	71,511 square feet expire in 2011; 81,953 square feet expire in 2012.
(k)	41,207 square feet expire in 2010; 83,693 square feet expire in 2011; 29,005 square feet expire in 2013; 5,348 square feet expire in 2015; 53,983 square feet expire in 2017.
(l)
5,850 square feet expire in 2014; 7,200 square feet expire in 2016; 30,872 square feet expire in 2017; 36,385 square feet expire in 2018; 133,763 square feet expire in 2019; 8,600 square feet expire in 2020.

(m)	77,381 square feet expire in 2012; 53,409 square feet expire in 2019; 45,730 square feet expire in 2020.
(n)	26,834 square feet expire in 2014; 29,654 square feet expire in 2015; 63,260 square feet expire in 2016; 22,782 square feet expire in 2018.
(o)	63,686 square feet expire in 2010; 71,504 square feet expire in 2012.
(p)	104,008 square feet expire in 2013; 14,863 square feet expire in 2017.
(q)	39,060 square feet expire in 2013; 102,112 square feet expire in 2015.
(r)
22,064 square feet expire in 2013; 22,279 square feet expire in 2015; 33,649 square feet expire in 2018; 19,485 square feet expire in 2019; 21,008 square feet expire in 2020; 14,724 square feet expire in 2021.

(s)	12,282 square feet expire in 2011; 100,759 square feet expire in 2023.
(t)	9,784 square feet expire in 2017; 120,000 square feet expire in 2022.
(u)	62,435 square feet expire in 2010; 35,000 square feet expire in 2014.
(v)	21,554 square feet expire in 2012; 23,373 square feet expire in 2013; 37,165 square feet expire in 2016.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2010, assuming that none of the tenants exercise renewal or termination options:

						Average
						Annual Base
			Percentage Of			Rent Per Net
		Net Rentable	Total Leased		Annualized	Rentable	Percentage Of
		Area Subject	Square Feet		Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented		Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	By Expiring		Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)		Leases ($) (b)	Leases ($)	Leases (%)

2010 (c)	314	2,310,385	8.4		55,381,172	23.97	8.7

2011	414	3,333,461	12.2		74,391,972	23.32	11.9

2012	332	3,038,565	11.1		73,361,704	24.14	11.7

2013	335	3,790,310	13.9		82,432,246	21.75	13.2

2014	276	2,847,201	10.4		62,565,633	21.97	10.0

2015	216	3,110,622	11.4		68,984,430	22.18	11.0

2016	105	1,432,346	5.2		31,076,532	21.70	5.0

2017	101	2,601,506	9.5		62,445,560	24.00	10.0

2018	61	990,128	3.6		23,698,940	23.94	3.8

2019	49	1,024,497	3.7		21,765,173	21.24	3.5

2020	45	974,583	3.6		22,536,407	23.12	3.6

2021 and thereafter	39	1,920,671	7.0		47,791,562	24.88	7.6
Totals/Weighted
Average	2,287	27,374,275	(c) (d)	100.0	626,431,331	22.88	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2009 billings times 12.  For leases whose rent commences after January 1, 2010, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2009 aggregating 64,672 square feet and representing annualized rent of $1,399,732 for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	27,374,275
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
service tenants and occupancy adjustments	495,524
Square footage unleased	3,076,654
Total net rentable square footage (does not include land leases)	30,946,453

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2010, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2010 (c)	248	1,863,174	8.3	49,566,722	26.60	8.8

2011	330	2,642,150	11.8	66,776,219	25.27	11.9

2012	260	2,411,627	10.7	65,208,931	27.04	11.6

2013	253	2,911,768	12.9	69,988,369	24.04	12.5

2014	223	2,319,187	10.3	55,877,950	24.09	10.0

2015	182	2,831,075	12.6	65,695,399	23.21	11.7

2016	85	1,017,472	4.5	25,105,588	24.67	4.5

2017	82	2,400,683	10.7	59,195,449	24.66	10.5

2018	39	715,489	3.2	19,751,962	27.61	3.5

2019	34	680,750	3.0	16,806,721	24.69	3.0

2020	34	814,895	3.6	20,468,253	25.12	3.6

2021 and thereafter	37	1,886,665	8.4	47,165,624	25.00	8.4
Totals/Weighted
Average	1,807	22,494,935 (c)	100.0	561,607,187	24.97	100.0

(a)	Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2009 billings times 12.  For leases whose rent commences after January 1, 2010, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2009 aggregating 53,806 square feet and representing annualized rent of $1,263,441 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2010, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2010 (c)	65	442,261	9.7	5,725,350	12.95	9.6

2011	82	671,911	15.0	7,387,153	10.99	12.3

2012	71	620,300	13.8	8,079,755	13.03	13.4

2013	71	724,237	16.2	11,057,827	15.27	18.4

2014	49	488,169	10.9	5,883,973	12.05	9.8

2015	33	251,547	5.6	2,967,031	11.80	4.9

2016	18	279,792	6.2	4,451,272	15.91	7.4

2017	19	200,823	4.5	3,250,111	16.18	5.4

2018	21	266,639	6.0	3,698,928	13.87	6.2

2019	15	343,747	7.7	4,958,452	14.42	8.2

2020	11	159,688	3.6	2,068,154	12.95	3.4

2021 and thereafter	2	34,006	0.8	625,938	18.41	1.0
Totals/Weighted
Average	457	4,483,120 (c)	100.0	60,153,944	13.42	100.0

(a)	Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2009 billings times 12.  For leases whose rent commences after January 1, 2010, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2009 aggregating 10,866 square feet and representing annualized rent of $136,291 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2010, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2010	1	4,950	1.3	89,100	18.00	2.1

2011	2	19,400	5.1	228,600	11.78	5.4

2012	1	6,638	1.8	73,018	11.00	1.7

2013	11	154,305	40.7	1,386,050	8.98	32.6

2014	3	30,545	8.1	628,710	20.58	14.8

2015	1	28,000	7.4	322,000	11.50	7.6

2016	2	135,082	35.6	1,519,672	11.25	35.8
Totals/Weighted
Average	21	378,920	100.0	4,247,150	11.21	100.0

(a)	Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2009 billings times 12.  For leases whose rent commences after January 1, 2010, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2010 assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2014	1	9,300	53.8	175,000	18.82	41.4

2018	1	8,000	46.2	248,050	31.01	58.6
Totals/Weighted
Average	2	17,300	100.0	423,050	24.45	100.0

(a)	Includes stand-alone retail property tenants only.
(b)
Annualized base rental revenue is based on actual December 2009 billings times 12.  For leases whose rent commences after January 1, 2010 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

Industry Classification (a)	Annualized Base Rental Revenue ($) (b) (c) (d)	Percentage of Company Annualized Base Rental Revenue (%)	Square Feet Leased (c) (d)	Percentage of Total Company Leased Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	102,997,592	16.5	3,782,274	13.9
Insurance Carriers & Related Activities	57,847,293	9.3	2,353,291	8.6
Manufacturing	51,007,205	8.2	2,635,523	9.6
Telecommunications	41,733,313	6.7	2,133,663	7.8
Legal Services	37,099,125	5.9	1,418,926	5.2
Health Care & Social Assistance	29,380,389	4.7	1,383,604	5.1
Computer System Design Services	27,729,122	4.4	1,321,821	4.8
Credit Intermediation & Related Activities	26,448,185	4.2	1,022,498	3.7
Scientific Research/Development	23,094,736	3.7	848,562	3.1
Wholesale Trade	18,608,260	3.0	1,265,984	4.6
Accounting/Tax Preparation	17,537,017	2.8	664,178	2.4
Admin & Support, Waste Mgt. & Remediation Services	17,271,629	2.8	796,133	2.9
Public Administration	15,622,668	2.5	602,186	2.2
Architectural/Engineering	15,558,218	2.5	717,557	2.6
Retail Trade	14,654,985	2.3	730,010	2.7
Management/Scientific	12,383,219	2.0	499,410	1.8
Real Estate & Rental & Leasing	11,906,880	1.9	534,418	2.0
Accommodation & Food Services	11,432,807	1.8	497,378	1.8
Other Services (except Public Administration)	11,389,243	1.8	459,859	1.7
Arts, Entertainment & Recreation	11,376,812	1.8	679,077	2.5
Advertising/Related Services	8,949,998	1.4	346,731	1.3
Information Services	8,022,081	1.3	296,610	1.1
Construction	7,013,989	1.1	337,843	1.2
Other Professional	6,487,489	1.0	269,372	1.0
Publishing Industries	6,195,183	1.0	249,148	0.9
Broadcasting	5,693,198	0.9	204,248	0.7
Transportation	5,433,129	0.9	289,568	1.1
Utilities	5,296,482	0.8	226,567	0.8
Data Processing Services	4,784,933	0.8	201,858	0.7
Educational Services	3,969,992	0.6	203,446	0.7
Other	9,506,159	1.4	402,532	1.5

TOTAL	626,431,331	100.0	27,374,275	100.0

(a)	The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).
(b)
Annualized base rental revenue is based on actual December 2009 billings times 12.  For leases whose rent commences after January 1, 2010 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(d)
Includes leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2009 aggregating 64,672 square feet and representing annualized rent of $1,399,732 for which no new leases were signed.

MARKET DIVERSIFICATION

The following table lists the Company’s markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market (MSA)	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Newark, NJ
(Essex-Morris-Union Counties)	135,486,909	21.6	6,495,715	20.8
Jersey City, NJ	118,413,718	18.9	4,317,978	14.0
Westchester-Rockland, NY	92,786,586	14.8	4,968,420	16.1
Bergen-Passaic, NJ	91,010,110	14.5	4,723,604	15.3
Philadelphia, PA-NJ	56,046,278	8.9	3,529,994	11.4
Middlesex-Somerset-Hunterdon, NJ	36,207,931	5.8	1,918,252	6.2
Washington, DC-MD-VA-WV	26,638,168	4.3	1,292,807	4.2
Monmouth-Ocean, NJ	26,331,433	4.2	1,620,863	5.2
Trenton, NJ	17,079,000	2.7	956,597	3.1
New York (Manhattan)	16,120,934	2.6	524,476	1.7
Bridgeport-Stamford-Norwalk, CT	10,310,264	1.7	597,747	2.0

Totals	626,431,331	100.0	30,946,453	100.0

(a)
Annualized base rental revenue is based on actual December 2009 billings times 12.  For leases whose rent commences after January 1, 2010, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2009 aggregating 64,672 square feet and representing annualized rent of $1,399,732 for which no new leases were signed.

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

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2009 and 2008, respectively:

For the Year Ended December 31, 2009:

	High	Low	Close
First Quarter	$23.99	$14.14	$19.81
Second Quarter	$28.01	$18.30	$22.80
Third Quarter	$37.63	$21.13	$32.33
Fourth Quarter	$36.23	$29.24	$34.57

For the Year Ended December 31, 2008:

	High	Low	Close
First Quarter	$37.42	$28.44	$35.71
Second Quarter	$40.56	$33.67	$34.17
Third Quarter	$43.00	$31.00	$33.87
Fourth Quarter	$33.31	$13.16	$24.50

On February 8, 2010, the closing Common Stock price reported on the NYSE was $31.24 per share.

On June 26, 2009, the Company filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the Company was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 8, 2010, the Company had 518 common shareholders of record.  This does not include beneficial owners for whom Cede & Co. or others act as nominee.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2009, the Company issued 326,719 shares of Common Stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of Common Stock.  The Company has registered the resale of such shares under the Securities Act.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2009, the Company declared four quarterly cash dividends on its common stock and common units of $0.45 per share and per unit for each of the first to the fourth quarter, respectively.  Additionally, in 2009, the Company declared quarterly preferred stock cash dividends of $50.00 per preferred share from the first to the fourth quarter.

During the year ended December 31, 2008, the Company declared four quarterly cash dividends on its common stock and common units of $0.64 per share and per unit for each of the first to the fourth quarter, respectively.  Additionally, in 2008, the Company declared quarterly preferred stock cash dividends of $50.00 per preferred share from the first to the fourth quarter.

The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s Equity REIT Total Return Index (“NAREIT”).  The graph assumes that the value of the investment in the Company’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2004 and that all dividends were reinvested.  The price of the Company’s Common Stock on December 31, 2004 (on which the graph is based) was $46.03.  The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2009, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	675,272 (2)	$28.74 (3)	3,824,270
Equity Compensation Plans Not Approved by Stockholders(1)	71,848.471	N/A	N/A (4)
Total	747,120.471	N/A	3,824,270

(1)
The only plan included in the table that was adopted without stockholder approval was the Directors’ Deferred Compensation Plan.  See Note 15: Mack-Cali Realty Corporation Stockholder Equity - Deferred Stock Compensation Plan For Directors.

(2)	Includes 323,088 shares of restricted Common Stock.

(3)	Weighted-average exercise price of outstanding options; excludes restricted Common Stock.

(4)
The Directors’ Deferred Compensation Plan does not limit the number of stock units issuable thereunder, but applicable SEC and NYSE rules restricted the aggregate number of stock units issuable thereunder to one percent (1%) of the Company’s outstanding shares when the plan commenced on January 1, 1999.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.                 SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company.  The consolidated selected operating, balance sheet and other data of the Company as of December 31, 2009, 2008, 2007, 2006 and 2005, and for the years then ended have been derived from the Company’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2009	2008	2007	2006	2005
Total revenues	$ 764,525	$ 777,969	$ 808,350	$ 732,012	$ 591,991
Property expenses (b)	$ 276,992	$ 279,844	$ 270,913	$ 253,667	$ 207,558
Direct construction costs	$ 20,323	$ 37,649	$ 85,179	$ 53,602	--
General and administrative	$ 39,807	$ 43,984	$ 52,162	$ 49,074	$ 32,432
Interest expense	$ 141,273	$ 128,145	$ 126,672	$ 134,964	$ 119,070
Income from continuing operations	$ 63,728	$ 64,879	$ 88,612	$ 104,582	$ 92,299
Net income available to common shareholders	$ 52,568	$ 51,726	$ 108,466	$ 142,666	$ 93,488
Income from continuing operations
per share – basic	$ 0.71	$ 0.79	$ 1.06	$ 1.33	$ 1.17
Income from continuing operations
per share – diluted	$ 0.71	$ 0.79	$ 1.06	$ 1.32	$ 1.16
Net income per share – basic	$ 0.71	$ 0.79	$ 1.62	$ 2.29	$ 1.52
Net income per share – diluted	$ 0.71	$ 0.79	$ 1.61	$ 2.28	$ 1.51
Dividends declared per common share	$ 1.80	$ 2.56	$ 2.56	$ 2.54	$ 2.52
Basic weighted average shares outstanding	74,318	65,489	67,026	62,237	61,477
Diluted weighted average shares outstanding	88,389	80,648	82,500	77,901	74,189

Balance Sheet Data	December 31,
In thousands	2009	2008	2007	2006	2005
Rental property, before accumulated
depreciation and amortization	$5,186,208	$4,963,780	$4,885,429	$4,573,587	$4,491,752
Total assets	$4,721,637	$4,443,922	$4,593,202	$4,422,889	$4,247,502
Total debt (c)	$2,337,437	$2,225,475	$2,211,735	$2,159,959	$2,126,181
Total liabilities	$2,578,447	$2,484,559	$2,492,797	$2,412,762	$2,335,396
Total Mack-Cali Realty Corporation
Stockholders’ equity	$1,831,458	$1,544,463	$1,642,555	$1,527,907	$1,511,287
Total noncontrolling interests in subsidiaries	$ 311,732	$ 414,900	$ 457,850	$ 482,220	$ 400,819

(a)	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
(b)	Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.
(c)	Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, and mortgages, loans payable and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 289 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 33.2 million square feet, leased to approximately 2,100 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.5 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 90.1 percent at December 31, 2009 as compared to 91.3 percent at December 31, 2008 and 92.7 percent at December 31, 2007.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2009, 2008 and 2007 aggregate 64,672, 67,473 and 146,261 square feet, respectively, or 0.2, 0.2 and 0.5 percentage of the net rentable square footage, respectively.  Rental rates on the Company’s space that was re-leased (based on first rents payable) during the year ended December 31, 2009 decreased an average of 9.3 percent compared to rates that were in effect under the prior leases, as compared to a 1.5 percent increase in 2008 and a 0.2 percent decrease in 2007.  The Company believes that vacancy rates may continue to increase in some of its markets through 2010 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

Deteriorating economic conditions have resulted in a reduction of the availability of financing and overall higher borrowing rates.  These factors, coupled with a slowing economy, have reduced the volume of real estate transactions and created credit stresses on most businesses.

The Company expects that the impact of the current state of the economy, including rising unemployment and the unprecedented volatility in the financial and credit market, will continue to have a dampening effect on the fundamentals of its business, including increases in past due accounts, defaults, lower occupancy and reduced effective rents.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.  Although the Company believes that the quality of its assets and its strong balance sheet will enable it to raise capital from traditional sources, these sources are offering fewer dollars, under stricter terms and at higher rates, and there can be no assurance that the Company will be able to do so on terms that are economically attractive or at all.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	property transactions during the period;
•	critical accounting policies and estimates;
•	results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008;
•	results of operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007; and
•	liquidity and capital resources.

Property Transactions

On March 1, 2009, the Company placed in service a 249,409 square-foot, class A office building, which is fully leased through August 2024.  The building is located in the Mack-Cali Business Campus in Parsippany, New Jersey.

On April 29, 2009, the Company acquired SL Green’s interests in the Mack-Green-Gale LLC and subsidiaries (“Mack-Green”) and 55 Corporate Partners, LLC (“55 Corporate”) joint ventures (the “SL Green Transactions”) for $5 million.  As a result, the Company owns 100 percent of Mack-Green and 55 Corporate. Concurrent with the SL Green Transactions, the loan agreement with an affiliate of Gramercy Capital Corporation (“Gramercy”) on six office properties indirectly owned by Mack-Green was restructured providing Gramercy with the power to control the activities that are most important to the properties’ economic performance.  At the time of the restructuring, the estimated fair value of the six properties was less than the aggregate carrying amount of the non-recourse mortgage loans.

As a result of the SL Green Transactions and the agreement with Gramercy, as of April 29, 2009, the Company began consolidating 11 office properties, aggregating approximately 1.5 million square feet, owned and controlled by Mack-Green, and a pre-leased 205,000 square foot office development project owned and controlled by 55 Corporate.  The Company also has retained a non-controlling interest in entities that own 100 percent of six office properties, aggregating 786,198 square feet, which were previously indirectly owned by Mack-Green.  See “Mack-Green-Gale LLC” and “55 Corporate Partners, LLC” under Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements for further discussion on the transactions.

The Company’s office property located at 105 Challenger Road in Ridgefield Park, New Jersey, aggregating 150,000 square feet, is collateral for a mortgage loan scheduled to mature on June 30, 2010 with a balance of $19.4 million at December 31, 2009.  As of December 31, 2009, the Company estimated that the carrying value of the property may not be recoverable over its anticipated holding period. In order to reduce the carrying value of the property to its estimated fair market value, the Company recorded an impairment charge of $16.6 million at December 31, 2009.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2009, 2008 and 2007 was $1.4 million, $5.8 million and $5.1 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed rate renewal options for below-market leases.  The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

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

Investments in Unconsolidated Joint Ventures:
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  The Company applies the equity method by initially recording these investments at cost, as Investments in Unconsolidated Joint Ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.

Accounting Standards Codification (“ASC”) 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”).  Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

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

Revenue Recognition:
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.

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

Allowance for Doubtful Accounts:
Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

Results From Operations

The following comparisons for the year ended December 31, 2009 (“2009”), as compared to the year ended December 31, 2008 (“2008”), and for 2008, as compared to the year ended December 31, 2007 (“2007”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2007, (for the 2009 versus 2008 comparison) and which represent all in-service properties owned by the Company at December 31, 2006, (for the 2008 versus 2007 comparison), excluding properties sold or held for sale through December 31, 2008; and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations or initially consolidated by the Company from January 1, 2008 through December 31, 2009 (for the 2009 versus 2008 comparison) and which represent all properties acquired by the Company or commencing initial operation from January 1, 2007 through December 31, 2008 (for the 2008 versus 2007 comparison).

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2009	2008	Change	Change
Revenue from rental operations and other:
Base rents	$615,839	$593,898	$21,941	3.7%
Escalations and recoveries from tenants	103,887	109,690	(5,803)	(5.3)
Other income	13,530	20,214	(6,684)	(33.1)
Total revenues from rental operations	733,256	723,802	9,454	1.3

Property expenses:
Real estate taxes	93,998	88,001	5,997	6.8
Utilities	71,545	84,227	(12,682)	(15.1)
Operating services	111,449	107,616	3,833	3.6
Total property expenses	276,992	279,844	(2,852)	(1.0)

Non-property revenues:
Construction services	21,910	40,680	(18,770)	(46.1)
Real estate services	9,359	13,487	(4,128)	(30.6)
Total non-property revenues	31,269	54,167	(22,898)	(42.3)

Non-property expenses:
Direct construction costs	20,323	37,649	(17,326)	(46.0)
General and administrative	39,807	43,984	(4,177)	(9.5)
Depreciation and amortization	202,543	194,635	7,908	4.1
Impairment charge on rental property	16,563	--	16,563	100.0
Total non-property expenses	279,236	276,268	2,968	1.1
Operating income	208,297	221,857	(13,560)	(6.1)
Other (expense) income:
Interest expense	(141,273)	(128,145)	(13,128)	(10.2)
Interest and other investment income	571	1,385	(814)	(58.8)
Equity in earnings (loss) of unconsolidated
joint ventures	(5,560)	(39,752)	34,192	86.0
Gain on sale of investment in marketable securities	--	471	(471)	(100.0)
Gain on reduction of other obligations	1,693	9,063	(7,370)	(81.3)
Total other (expense) income	(144,569)	(156,978)	12,409	7.9
Income from continuing operations	63,728	64,879	(1,151)	(1.8)
Net income	63,728	64,879	(1,151)	(1.8)
Noncontrolling interest in consolidated joint
ventures	943	664	279	42.0
Noncontrolling interest in Operating Partnership	(10,103)	(11,817)	1,714	14.5
Preferred stock dividends	(2,000)	(2,000)	--	--

Net income available to common shareholders	$52,568	$51,726	$842	1.6%

The following is a summary of the changes in revenue from rental operations and property expenses in 2009 as compared to 2008 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change
Revenue from rental operations:
Base rents	$ 21,941	3.7%	$ (4,445)	(0.8)%	$ 26,386	4.5%
Escalations and recoveries
from tenants	(5,803)	(5.3)	(7,689)	(7.0)	1,886	1.7
Other income	(6,684)	(33.1)	(6,797)	(33.6)	113	0.5
Total	$ 9,454	1.3%	$ (18,931)	(2.6)	$ 28,385	3.9%

Property expenses:
Real estate taxes	$ 5,997	6.8%	$ 2,703	3.1%	$ 3,294	3.7%
Utilities	(12,682)	(15.1)	(14,781)	(17.5)	2,099	2.4
Operating services	3,833	3.6	(612)	(0.6)	4,445	4.2
Total	$ (2,852)	(1.0)%	$ (12,690)	(4.5)%	$ 9,838	3.5%

OTHER DATA:
Number of Consolidated Properties	268		255		13
Square feet (in thousands)	30,946		29,245		1,701

Base rents for the Same-Store Properties decreased $4.4 million, or 0.8 percent, for 2009 as compared to 2008, due primarily to decreased occupancy.  Escalations and recoveries from tenants for the Same-Store Properties decreased $7.7 million, or 7.0 percent, for 2009 over 2008, due primarily to lower operating and utility expenses in 2009, as compared to 2008.  Other income for the Same-Store Properties decreased $6.8 million, or 33.6 percent, due primarily to a decrease in lease breakage income for 2009 as compared to 2008.

Real estate taxes on the Same-Store Properties increased $2.7 million, or 3.1 percent, for 2009 as compared to 2008, due primarily to real estate tax refunds received in 2008.  Utilities for the Same-Store Properties decreased $14.8 million, or 17.5 percent, for 2009 as compared to 2008, due primarily to lower electric rates and usage in 2009 as compared to 2008.  Operating services for the Same-Store Properties decreased $0.6 million, or 0.6 percent, due primarily to a decrease in property insurance, partially offset by an increase in snow removal costs in 2009 as compared to 2008.

Construction services revenue decreased $18.8 million, or 46.1 percent, in 2009 as compared to 2008, due to lesser activity in 2009.  Real estate services revenues decreased by $4.1 million, or 30.6 percent, for 2009 as compared to 2008, due primarily to decreases in management fee income of $1.8 million, salary reimbursements of $1.4 million, and commissions income of $0.7 million.

Direct construction costs decreased $17.3 million, or 46.0 percent, in 2009 as compared to 2008, due primarily to lesser activity in 2009.

General and administrative decreased by $4.2 million, or 9.5 percent, for 2009 as compared to 2008 due primarily to decreases in professional fees and state taxes.

Depreciation and amortization increased by $7.9 million, or 4.1 percent, for 2009 over 2008.  This increase was due primarily to the Acquired Properties.

In 2009, the Company incurred $16.6 million in impairment charge on rental property.

Interest expense increased $13.1 million, or 10.2 percent, for 2009 as compared to 2008.  This increase was primarily as a result of higher average interest rates on outstanding debt and capitalizing less interest on development projects in 2009 as compared to 2008.

Interest and other investment income decreased $0.8 million, or 58.8 percent, for 2009 as compared to 2008.  This decrease was due primarily to lower interest rates on invested cash and cash equivalents for 2009 as compared to 2008.

Equity in earnings of unconsolidated joint ventures increased $34.2 million, or 86.0 percent, for 2009 as compared to 2008.  The increase was due primarily to the recording of the Company’s share of the venture’s impairment charges in 2008 of $27.1 million in the Mack-Gale-Green/Gramercy venture, and $11.9 million in the Boston-Downtown Crossing joint venture, partially offset by the write-off in 2009 of the Company’s investment in the Route 93 Portfolio venture for an increased loss of $3.2 million in 2009.

The Company recognized a gain on sale of investments in marketable securities of $0.5 million in 2008.

The Company had a gain on reduction of other obligations of $1.7 million on account of the expiration of the Assumed Obligations in 2009, as well as, a gain on reduction of other obligations of $9.1 million in 2008 due to a change in the Company’s estimates of payables under its remaining assumed lease obligations.

Income from continuing operations decreased to $63.7 million in 2009 from approximately $64.9 million in 2008.  The decrease of $1.2 million was due to the factors discussed above.

Net income available to common shareholders increased by $0.8 million, or 1.6 percent, from $51.7 million in 2008 to approximately $52.5 million in 2009.  The increase was primarily the result of a decrease in income allocated to noncontrolling interest in Operating Partnership of approximately $1.7 million and an increase in losses allocated to noncontrolling interest in consolidated joint ventures of $0.3 million for 2009 as compared to 2008.  These were offset by a decrease in income from continuing operations of $1.2 million.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2008	2007	Change	Change
Revenue from rental operations:
Base rents	$593,898	$575,463	$18,435	3.2%
Escalations and recoveries from tenants	109,690	104,781	4,909	4.7
Other income	20,214	22,070	(1,856)	(8.4)
Total revenues from rental operations	723,802	702,314	21,488	3.1

Property expenses:
Real estate taxes	88,001	90,895	(2,894)	(3.2)
Utilities	84,227	73,072	11,155	15.3
Operating services	107,616	106,946	670	0.6
Total property expenses	279,844	270,913	8,931	3.3

Non-property revenues:
Construction services	40,680	88,066	(47,386)	(53.8)
Real estate services	13,487	17,970	(4,483)	(24.9)
Total non-property revenues	54,167	106,036	(51,869)	(48.9)

Non-property expenses:
Direct constructions costs	37,649	85,179	(47,530)	(55.8)
General and administrative	43,984	52,162	(8,178)	(15.7)
Depreciation and amortization	194,635	183,564	11,071	6.0
Total non-property expenses	276,268	320,905	(44,637)	(13.9)
Operating Income	221,857	216,532	5,325	2.5
Other (expense) income:
Interest expense	(128,145)	(126,672)	(1,473)	(1.2)
Interest and other investment income	1,385	4,670	(3,285)	(70.3)
Equity in earnings (loss) of unconsolidated
joint ventures	(39,752)	(5,918)	(33,834)	(571.7)
Gain on sale of investment in marketable securities	471	--	471	100.0
Gain on reduction of other obligations	9,063	--	9,063	100.0
Total other (expense) income	(156,978)	(127,920)	(29,058)	(22.7)
Income from continuing operations	64,879	88,612	(23,733)	(26.8)
Discontinued operations:
Income (loss) from discontinued operations	--	1,297	(1,297)	(100.0)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	44,414	(44,414)	(100.0)
Total discontinued operations, net	--	45,711	(45,711)	(100.0)
Net income	64,879	134,323	(69,444)	(51.7)
Noncontrolling interest in consolidated joint
ventures	664	643	21	3.3
Noncontrolling interest in Operating Partnership	(11,817)	(16,126)	4,309	26.7
Noncontrolling interest in discontinued operations	--	(8,374)	8,374	100.0
Preferred stock dividends	(2,000)	(2,000)	--	--

Net income available to common shareholders	$51,726	$108,466	$(56,740)	(52.3)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2008 as compared to 2007 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change
Revenue from rental operations:
Base rents	$ 18,435	3.2%	$ 7,882	1.4%	$ 10,553	1.8%
Escalations and recoveries
from tenants	4,909	4.7	1,639	1.6	3,270	3.1
Other income	(1,856)	(8.4)	(1,896)	(8.5)	40	0.1
Total	$ 21,488	3.1%	$ 7,625	1.1%	$ 13,863	2.0%

Property expenses:
Real estate taxes	$ (2,894)	(3.2)%	$ (4,745)	(5.2)%	$ 1,851	2.0%
Utilities	11,155	15.3	10,625	14.5	530	0.8
Operating services	670	0.6	(2,287)	(2.1)	2,957	2.7
Total	$ 8,931	3.3%	$ 3,593	1.3%	$ 5,338	2.0%

OTHER DATA:
Number of Consolidated Properties	255		251		4
Square feet (in thousands)	29,245		28,532		713

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

Equity in earnings of unconsolidated joint ventures decreased $33.8 million, or 571.7 percent, for 2008 as compared to 2007. The decrease was due primarily to the Company’s share of the venture’s recording of impairment charges of $27.1 million in the Mack-Green joint venture, and $11.9 million in the Boston-Downtown Crossing’s joint venture.  These were partially offset by increased income in 2008 of $1.6 million in the Harborside South Pier joint venture, a decreased operating loss of $1.4 million in the Mack-Green joint venture, a decreased loss of $1.1 million in the Route 93 joint venture, increased income of $0.6 million in the Gale Kimball joint venture, and a decreased loss of $0.5 million in the Ramland Realty joint venture in 2008 as compared to 2007.

The Company recognized a gain on sale of investments in marketable securities of $0.5 million in 2008.

The Company recognized a gain on reduction of other obligations of $9.1 million in 2008 due to a change in the Company’s current estimates of payables under its remaining assumed lease obligations.

Income from continuing operations decreased to $64.9 million in 2008 from approximately $88.6 million in 2007. The decrease of $23.7 million was due to the factors discussed above.

Net income available to common shareholders decreased by $56.7 million, or 52.3 percent, from approximately $108.4 million in 2007 to $51.7 million in 2008.  This decrease was primarily the result of realized gains on disposition of rental property of $44.4 million in 2007, a decrease in income from continuing operations before noncontrolling interest in Operating Partnership of $23.7 million and a decrease in income from discontinued operations of approximately $1.3 million as compared to 2007.  These were partially offset by a noncontrolling interest in discontinued operations of $8.4 million in 2007 and a decrease in income allocated to noncontrolling interest in Operating Partnership of $4.3 million for 2008 as compared to 2007.

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

The Company believes that with the general downturn in the Company’s markets in recent years, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2010 and possibly beyond.  As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

If current economic conditions persist or deteriorate, the Company may experience increases in past due accounts, defaults, lower occupancy rates and reduced effective rents.  This condition would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

Construction Projects:
Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause 55 Corporate Drive II LLC, to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the 205,000 square foot building commenced in 2009 and is expected to be delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $19.7 million through December 31, 2009). As of April 29, 2009, the Company owns 100 percent of 55 Corporate Partners L.L.C. after acquiring the remaining 50 percent interest from SLG Gale 55 Corporate LLC.

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

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $142.1 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, our stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2010-12, 2010-3 I.R.B. Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $199.8 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  As of December 31, 2009, 126 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of December 31, 2009, the Company had 236 unencumbered properties, totaling 24.3 million square feet, representing 78.6 percent of the Company’s total portfolio on a square footage basis.

Credit Ratings:
The Company has three investment grade credit ratings.  Standard & Poor’s Rating Services (“S&P”) and Fitch, Inc. (“Fitch”) have each assigned their BBB rating to existing and prospective senior unsecured debt of the Operating Partnership and their BB+ rating to existing and prospective preferred stock offerings of the Company.  Moody’s Investors Service (“Moody’s”) has assigned its Baa2 rating to existing and prospective senior unsecured debt of the Operating Partnership and its Baa3 rating to existing and prospective preferred stock offerings of the Company.

Cash Flows

Cash and cash equivalents increased by $269.4 million to $291.0 million at December 31, 2009, compared to $21.6 million at December 31, 2008.  This increase is comprised of the following net cash flow items:

(1)	$294.7 million provided by operating activities.

(2)	$80.1 million used in investing activities, consisting primarily of the following:

(a)	$77.8 million used for additions to rental property; minus
(b)	$6.3 million used for investments in unconsolidated joint ventures; minus
(c)	$11.4 million received from repayments of notes receivable; plus
(d)	$8.0 million received from restricted cash.

(3)	$54.8 million provided by financing activities, consisting primarily of the following:

(a)	$337.0 million from borrowings under the revolving credit facility; plus
(b)	$274.8 million from proceeds received from a Common Stock offering; plus
(c)	$246.2 million from proceeds received from senior unsecured notes; minus
(d)	$498.0 million used for repayments of borrowings under the Company’s unsecured credit facility; minus
(e)	$199.7 million used for repayment of senior unsecured notes; minus
(f)	$173.3 million used for payments of dividends and distributions; minus
(g)	$11.5 million used for repayments of mortgages, loans payable and other obligations.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt consisting of all fixed rate financing as of December 31, 2009:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,582,434	67.70%	6.37%	4.10
Fixed Rate Secured Debt	755,003	32.30%	7.09%	5.98

Totals/Weighted Average:	$2,337,437	100.00%	6.61%	4.70

(a)      No variable-rate borrowings as of December 31, 2009.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of December 31, 2009 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2010	$8,155	$334,500	$342,655	5.31%
2011	9,217	300,000	309,217	7.92%
2012	9,968	210,148	220,116	6.21%
2013	9,515	145,223	154,738	5.37%
2014	8,553	335,257	343,810	6.83%
Thereafter	40,360	961,381	1,001,741	6.99%
Sub-total	85,768	2,286,509	2,372,277
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
December 31, 2009	(34,840)	--	(34,840)	--

Totals/Weighted Average	$50,928	$2,286,509	$2,337,437	6.61%

(a) No variable-rate borrowings were outstanding as of December 31, 2009.

Senior Unsecured Notes:
On August 14, 2009, the Operating Partnership completed the sale of $250 million face amount of 7.750 percent senior unsecured notes due August 15, 2019 with interest payable semi-annually in arrears.  The net proceeds from the issuance of approximately $246.2 million, after underwriting discount, were used for general corporate purposes.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of December 31, 2009) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million).  The facility matures in June 2011, with an extension option of one year, which would require a payment of 15 basis points of the then borrowing capacity of the facility upon exercise.  In addition, the interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  As of February 8, 2010, the Company had no outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of December 31, 2009, the Company had no outstanding borrowings under its Money Market Loan program.

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

On June 30, 2009, the Company obtained $17.0 million in mortgage financing from Valley National Bank.  The mortgage loan, which is collateralized by an office property in Woodbridge, New Jersey, is for a 25-year term and bears interest at an effective rate of 6.94 percent per annum through the end of the 10th year.  The coupon interest rate will be reset at the end of year 10 and year 20 at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates, with a minimum rate of 6.875 percent.

On January 15, 2010, the Company refinanced its $150 million secured loan with The Prudential Insurance Company of America.  The new loan also includes VPCM, LLC, a wholly-owned subsidiary of the Virginia Retirement System, as co-lender.  The mortgage loan, which is collateralized by seven properties, is for a seven-year term and carries an interest rate of 6.25 percent.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 8, 2010, the Company had no outstanding borrowings under its $775 million unsecured revolving credit facility and under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2010.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
On May 6, 2009 the Company completed a public offering of 11,500,000 shares of Common Stock and used the net proceeds, which totaled approximately $274.8 million (after offering costs), to repay borrowings under its unsecured revolving credit facility.

The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units from December 31, 2008 to December 31, 2009:

	Common	Common
	Stock	Units	Total
Outstanding at December 31, 2008	66,419,055	14,437,731	80,856,786
Common Stock Offering	11,500,000	--	11,500,000
Stock options exercised	18,917	--	18,917
Common units redeemed for Common Stock	942,695	(942,695)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	8,748	--	8,748
Restricted shares issued, net of cancellations	80,337	--	80,337

Outstanding at December 31, 2009	78,969,752	13,495,036	92,464,788

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of December 31, 2009, the Company has a remaining authorization under the Repurchase Program of $46 million.

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which $287.5 million of securities have been sold through February 8, 2010 and $1.7 billion remains available for future issuances.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $250 million of securities have been sold as of February 8, 2010 and $2.25 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures are generally non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $6.3 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of December 31, 2009:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,050,318	$259,332	$636,152	$431,590	$723,244	--
Mortgages, loans payable
and other obligations	1,061,159	218,772	113,382	227,093	480,924	$20,988
Payments in lieu of taxes
(PILOT)	57,523	4,294	12,991	8,807	25,046	6,385
Ground lease payments	36,538	502	1,506	1,065	2,176	31,289
Total	$3,205,538	$482,900	$764,031	$668,555	$1,231,390	$58,662

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

December 31, 2009
Debt,										Fair
including current portion ($’s in thousands)	2010	2011	2012	2013	2014	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$342,655	$309,217	$220,116	$154,738	$343,810	$1,001,741	$2,372,277	$(34,840)	$2,337,437	$2,353,092
Average Interest Rate	5.31%	7.92%	6.21%	5.37%	6.83%	6.99%			6.61%	--

(a)      Adjustment for unamortized debt discount/premium and mark-to-market, net, as of December 31, 2009.

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the Report of PricewaterhouseCoopers LLP, together with the notes to the Consolidated Financial Statements of the Company, and the Consolidated Financial Statements of Mack-Green-Gale LLC and the Report of the Cornerstone Accounting Group LLP, together with the notes to the Consolidated Financial Statements of Mack-Green-Gale LLC, each as set forth in the index in Item 15: Exhibits and Financial Statements are filed under this Item 8: Financial Statements and Supplementary Data and are incorporated herein by reference.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.                OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 25, 2010, and is incorporated herein by reference.

ITEM 11.                EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 25, 2010, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 25, 2010, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 25, 2010, and is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 25, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	All Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a) 2.           Financial Statement Schedules

(i)      Mack-Cali Realty Corporation:

Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2009

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(ii)      Mack-Green-Gale LLC:

Mack-Green-Gale LLC met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for the fiscal year ended December 31, 2008 and was consolidated by the Company as of April 29, 2009.  The following financial statements of Mack-Green-Gale LLC for the periods indicated are being filed pursuant to Rule 3-09 of Regulation S-X.

Mack-Green-Gale LLC and Subsidiaries Consolidated Balance Sheets at December 31, 2008 and 2007 and Consolidated Statements of Operations, Changes in Members' Capital and Cash Flows for the years ended December 31, 2008 and 2007 and for the period from May 9, 2006 (Commencement of Operations) through December 31, 2006, including the report of independent registered public accounting firm (filed as Exhibit 99.1 to this Annual Report on Form 10-K)

Mack-Green-Gale LLC and Subsidiaries Consolidated Balance Sheet at April 28, 2009 and Consolidated Statements of Operations, Changes in Members' Capital and Cash Flows for the period January 1, 2009 through April 28, 2009 (Date of Consolidation) (unaudited) (filed as Exhibit 99.2 to this Annual Report on Form 10-K)

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.       Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders
of Mack-Cali Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries (collectively, the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Controls Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in subsidiaries in 2009.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 10, 2010

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,
ASSETS	2009	2008
Rental property
Land and leasehold interests	$771,794	$731,086
Buildings and improvements	3,948,509	3,792,186
Tenant improvements	456,547	431,616
Furniture, fixtures and equipment	9,358	8,892
	5,186,208	4,963,780
Less – accumulated depreciation and amortization	(1,153,223)	(1,040,778)
Net investment in rental property	4,032,985	3,923,002
Cash and cash equivalents	291,059	21,621
Investments in unconsolidated joint ventures	35,680	138,495
Unbilled rents receivable, net	119,469	112,524
Deferred charges and other assets, net	213,674	212,422
Restricted cash	20,681	12,719
Accounts receivable, net of allowance for doubtful accounts
of $2,036 and $2,319	8,089	23,139

Total assets	$4,721,637	$4,443,922

LIABILITIES AND EQUITY
Senior unsecured notes	$1,582,434	$1,533,349
Revolving credit facility	--	161,000
Mortgages, loans payable and other obligations	755,003	531,126
Dividends and distributions payable	42,109	52,249
Accounts payable, accrued expenses and other liabilities	106,878	119,451
Rents received in advance and security deposits	54,693	54,406
Accrued interest payable	37,330	32,978
Total liabilities	2,578,447	2,484,559
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
78,969,752 and 66,419,055 shares outstanding	789	664
Additional paid-in capital	2,275,716	1,905,386
Dividends in excess of net earnings	(470,047)	(386,587)
Total Mack-Cali Realty Corporation stockholders’ equity	1,831,458	1,544,463

Noncontrolling interests in subsidiaries:
Operating Partnership	308,703	414,114
Consolidated joint ventures	3,029	786
Total noncontrolling interests in subsidiaries	311,732	414,900

Total equity	2,143,190	1,959,363

Total liabilities and equity	$4,721,637	$4,443,922

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2009	2008	2007
Base rents	$615,839	$593,898	$575,463
Escalations and recoveries from tenants	103,887	109,690	104,781
Construction services	21,910	40,680	88,066
Real estate services	9,359	13,487	17,970
Other income	13,530	20,214	22,070
Total revenues	764,525	777,969	808,350

EXPENSES
Real estate taxes	93,998	88,001	90,895
Utilities	71,545	84,227	73,072
Operating services	111,449	107,616	106,946
Direct construction costs	20,323	37,649	85,179
General and administrative	39,807	43,984	52,162
Depreciation and amortization	202,543	194,635	183,564
Impairment charge on rental property	16,563	--	--
Total expenses	556,228	556,112	591,818
Operating income	208,297	221,857	216,532

OTHER (EXPENSE) INCOME
Interest expense	(141,273)	(128,145)	(126,672)
Interest and other investment income	571	1,385	4,670
Equity in earnings (loss) of unconsolidated joint ventures	(5,560)	(39,752)	(5,918)
Gain on reduction of other obligations	1,693	9,063	--
Gain on sale of investment in marketable securities	--	471	--
Total other (expense) income	(144,569)	(156,978)	(127,920)
Income from continuing operations	63,728	64,879	88,612
Discontinued operations:
Income from discontinued operations	--	--	1,297
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	44,414
Total discontinued operations, net	--	--	45,711
Net income	63,728	64,879	134,323
Noncontrolling interest in consolidated joint ventures	943	664	643
Noncontrolling interest in Operating Partnership	(10,103)	(11,817)	(16,126)
Noncontrolling interest in discontinued operations	--	--	(8,374)
Preferred stock dividends	(2,000)	(2,000)	(2,000)
Net income available to common shareholders	$52,568	$51,726	$108,466

Basic earnings per common share:
Income from continuing operations	$0.71	$0.79	$1.06
Discontinued operations	--	--	0.56
Net income available to common shareholders	$0.71	$0.79	$1.62

Diluted earnings per common share:
Income from continuing operations	$0.71	$0.79	$1.06
Discontinued operations	--	--	0.55
Net income available to common shareholders	$0.71	$0.79	$1.61

Basic weighted average shares outstanding	74,318	65,489	67,026

Diluted weighted average shares outstanding	88,389	80,648	82,500

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

							Accumulated
					Additional	Dividends in	Other	Noncontrolling
	Preferred Stock		Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total	Comprehensive
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity	Income
Balance at January 1, 2007	10	$25,000	62,925	$629	$1,708,053	$(205,775)	--	$482,220	$2,010,127	--
Net income	--	--	--	--	--	110,466	--	23,857	134,323	$134,323
Preferred stock dividends	--	--	--	--	--	(2,000)	--	--	(2,000)	--
Common stock dividends	--	--	--	--	--	(172,212)	--	--	(172,212)	--
Common unit distributions	--	--	--	--	--	--	--	(38,788)	(38,788)	--
Common unit offering	--	--	--	--	--	--	--	5,243	5,243	--
Common stock offering	--	--	4,650	47	251,685	--	--	--	251,732	--
Increase in noncontrolling
interests	--	--	--	--	--	--	--	(59)	(59)	--
Redemption of common units
for common stock	--	--	472	5	14,618	--	--	(14,623)	--	--
Shares issued under Dividend
Reinvestment and Stock										--
Purchase Plan	--	--	7	--	311	--	--	--	311	--
Stock options exercised	--	--	133	1	3,801	--	--		3,802	--
Stock option expense	--	--	--	--	132	--	--	--	132	--
Comprehensive Gain (Loss):
Unrealized holding gain (loss)
on marketable securities
available for sale	--	--	--	--	--	--	$(47)	--	(47)	(47)
Directors Deferred comp. plan	--	--	--	--	323	--	--		323	--
Issuance of restricted stock	--	--	113	1	2,851	--	--	--	2,852	--
Stock Compensation	--	--	--	--	3,487	--	--	--	3,487	--
Repurchase of common stock	--	--	(2,742)	(27)	(98,794)	--	--	--	(98,821)	--
Balance at December 31, 2007	10	$25,000	65,558	$656	$1,886,467	$(269,521)	$(47)	$457,850	$2,100,405	$134,276
Net income	--	--	--	--	--	53,726	--	11,153	64,879	64,879
Preferred stock dividends	--	--	--	--	--	(2,000)	--		(2,000)	--
Common stock dividends	--	--	--	--	--	(168,792)	--	--	(168,792)	--
Common unit distributions	--	--	--	--	--	--	--	(37,891)	(37,891)	--
Increase in noncontrolling
interests	--	--	--	--	--	--	--	36	36	--
Redemption of common units
for common stock	--	--	547	5	16,243	--	--	(16,248)	--	--
Shares issued under Dividend
Reinvestment and Stock										--
Purchase Plan	--	--	10	--	319	--	--	--	319	--
Stock options exercised	--	--	82	--	2,311	--	--	--	2,311	--
Comprehensive Gain:
Unrealized holding gain
on marketable securities
available for sale	--	--	--	--	--	--	518	--	518	518
Directors Deferred comp. plan	--	--	--	--	388	--	--		388	--
Issuance of restricted stock	--	--	375	3	1,965	--	--	--	1,968	--
Cancellation of restricted stock	--	--	(2)	--	(60)		--	--	(60)	--
Stock Compensation	--	--	--	2	2,949	--	--		2,951	--
Repurchase of common stock	--	--	(151)	(2)	(5,196)	--	--		(5,198)	--
Reclassification adjustment for
for realized gain included
in net income	--	--	--	--	--	--	(471)	--	(471)	(471)
Balance at December 31, 2008	10	$25,000	66,419	$664	$1,905,386	$(386,587)	--	$414,900	$1,959,363	$64,926
Net income	--	--	--	--	--	54,568	--	9,160	63,728	63,728
Preferred stock dividends	--	--	--	--	--	(2,000)	--	--	(2,000)	--
Common stock dividends	--	--	--	--	--	(136,028)	--	--	(136,028)	--
Common unit distributions	--	--	--	--	--	--	--	(25,100)	(25,100)	--
Common stock offering	--	--	11,500	115	274,711	--	--	--	274,826	--
Increase in noncontrolling
interests	--	--	--	--	--	--	--	3,186	3,186	--
Redemption of common units
for common stock	--	--	943	9	24,109	--	--	(24,118)	--	--
Shares issued under Dividend
Reinvestment and Stock										--
Purchase Plan	--	--	9	--	207	--	--	--	207	--
Stock options exercised	--	--	19	--	504	--	--	--	504	--
Directors Deferred comp. plan	--	--	--	--	407	--	--	--	407	--
Issuance of restricted stock	--	--	83	1	1,973	--	--	--	1,974	--
Cancellation of restricted stock	--	--	(3)	--	(149)	--	--	--	(149)
Stock Compensation	--	--	--	--	2,272	--	--	--	2,272	--
Rebalancing of ownership
percent between parent
and subsidiaries	--	--	--	--	66,296	--	--	(66,296)	--
Balance at December 31, 2009	10	$25,000	78,970	$789	$2,275,716	$(470,047)	--	$311,732	$2,143,190	$63,728

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2009	2008	2007
Net income	$63,728	$64,879	$134,323
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	196,597	188,729	179,705
Depreciation and amortization on discontinued operations	--	--	424
Amortization of stock compensation	2,272	2,951	3,619
Amortization of deferred financing costs and debt discount	2,730	2,873	2,808
Equity in (earnings) loss of unconsolidated joint venture, net	5,560	39,752	5,918
Gain on sale of investment in marketable securities	--	(471)	--
Gain on reduction of other obligations	(1,693)	(9,063)	--
(Realized gains) unrealized losses on disposition of rental property	--	--	(44,414)
Impairment charge on rental property	16,563	--	--
Distributions of cumulative earnings from unconsolidated joint ventures	2,637	5,784	1,875
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(6,859)	(4,636)	(7,490)
Decrease (increase) in deferred charges and other assets, net	403	(20,324)	(20,665)
Decrease (increase) in accounts receivable, net	14,880	13,266	(8,766)
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(4,267)	(8,950)	6,532
(Decrease) increase in rents received in advance and security deposits	(1,570)	2,414	6,020
Increase (decrease) in accrued interest payable	3,705	(1,215)	87

Net cash provided by operating activities	$294,686	$275,989	$259,976

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(77,767)	$(91,734)	$(382,742)
Repayment of notes receivable	11,441	166	159
Investment in unconsolidated joint ventures	(6,327)	(7,779)	(29,017)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	518	4,565	992
Proceeds of sale of investment in unconsolidated joint venture	--	--	575
Proceeds from sales of rental property and service company	--	--	57,204
Purchase of marketable securities available for sale	--	--	(4,884)
Proceeds from the sale of available for sale securities	--	5,355	--
(Increase) decrease in restricted cash	(7,962)	894	1,835

Net cash used in investing activities	$(80,097)	$(88,533)	$(355,878)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$337,000	$1,137,100	$539,000
Repayment of revolving credit facility and money market loans	(498,000)	(1,226,100)	(434,000)
Proceeds from senior unsecured notes	246,238	--	--
Repayments of senior unsecured notes	(199,724)	(100,276)	--
Proceeds from mortgages and loans payable	81,500	240,000	--
Repurchase of common stock	--	(5,198)	(98,821)
Repayment of mortgages, loans payable and other obligations	(11,462)	(28,903)	(29,038)
Payment of financing costs	(2,766)	(952)	(1,797)
Proceeds from offering of common stock	274,826	--	251,732
Proceeds from stock options exercised	504	2,311	3,802
Payment of dividends and distributions	(173,267)	(208,533)	(211,483)

Net cash provided by (used in) financing activities	$54,849	$(190,551)	$19,395

Net increase (decrease) in cash and cash equivalents	$269,438	$(3,095)	$(76,507)
Cash and cash equivalents, beginning of period	21,621	24,716	101,223

Cash and cash equivalents, end of period	$291,059	$21,621	$24,716

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of December 31, 2009, the Company owned or had interests in 289 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 33.2 million square feet, which are comprised of 277 buildings, primarily office and office/flex buildings totaling approximately 32.8 million square feet (which include 20 buildings, primarily office buildings aggregating approximately 2.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company evaluated subsequent events through February 10, 2010, the date these financial statements were available to be issued.  Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, General Accepted Accounting Principles, (“ASC 105-10”).  ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  GAAP was not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented.  The Company has implemented the Codification in this annual report by providing references to the Codification topics, as appropriate.

2.	SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of the authoritative guidance on business combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $107,226,000 and $143,010,000 (including land of $69,438,000 and $70,709,000) as of December 31, 2009 and 2008, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Above-market and below-market lease values for acquired properties are initially recorded based on the present value, (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

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

ASC 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIE (the “primary beneficiary”).  Generally, the consideration of whether an entity is a VIE applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.

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

Marketable
Securities
The Company classifies its marketable securities among three categories: held-to-maturity, trading and available-for-sale.  Unrealized holding gains and losses relating to available-for-sale securities are excluded from earnings and reported as other comprehensive income (loss) in equity until realized.  A decline in the market value of any held-to-maturity  marketable security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  Any impairment would be charged to earnings and a new cost basis for the security established.

The fair value of the marketable securities is determined using level I inputs under ASC 820, Fair Value Measurements and Disclosures.  Level I inputs represent quoted prices available in an active market for identical investments as of the reporting date

The Company received approximately $65,000 in dividend income from its holdings in marketable securities during the year ended December 31, 2008.  During the year ended December 31, 2008, the Company disposed of its marketable securities for aggregate net proceeds of $5.4 million and realized a gain of $471,000.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $2,730,000, $2,873,000 and $2,808,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $3,725,000, $3,690,000 and $4,132,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Revenue
Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  See Note 14: Tenant Leases.  Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, facilities management, leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

Allowance for
Doubtful Accounts
Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

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

The Company adopted the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, on January 1, 2007.  As a result of the implementation of the guidance, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of December 31, 2009, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2005 forward.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at December 31, 2009 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (78,969,858 shares), and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (13,495,036 common units) for all such holders of record as of January 6, 2010 with respect to the fourth quarter 2009.  The fourth quarter 2009 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.45 per common share and unit were approved by the Board of Directors on December 8, 2009.  The common stock dividends, common unit distributions and preferred stock dividends payable were paid on January 15, 2010.

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

The Company has determined that the $1.99 dividend per common share paid during the year ended December 31, 2009 represented approximately 93 percent ordinary income and approximately 7 percent return of capital to its stockholders; the $2.56 dividend per common share paid during the year ended December 31, 2008 represented approximately 81 percent ordinary income, approximately 18 percent return of capital and approximately one percent capital gain to its stockholders; and the $2.56 dividend per common share paid during the year ended December 31, 2007 represented approximately 80 percent ordinary income and approximately 20 percent capital gain to its stockholders.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock expense of $4,097,000, $4,870,000 and $6,470,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE TRANSACTIONS

On March 1, 2009, the Company placed in service a 249,409 square-foot, class A office building, which is fully leased through August 2024.  The building is located in the Mack-Cali Business Campus in Parsippany, New Jersey.

On April 29, 2009, the Company acquired SL Green’s interests in the Mack-Green-Gale LLC and subsidiaries (“Mack-Green”) and 55 Corporate Partners, LLC (“55 Corporate”) joint ventures (the “SL Green Transactions”) for $5 million.  As a result, the Company owns 100 percent of Mack-Green and 55 Corporate. Concurrent with the SL Green Transactions, the loan agreement with an affiliate of Gramercy Capital Corporation (“Gramercy”) on six office properties indirectly owned by Mack-Green was restructured providing Gramercy with the power to control the activities that are most important to the properties’ economic performance.  At the time of the restructuring, the estimated fair value of the six properties was less than the aggregate carrying amount of the non-recourse mortgage loans.

As a result of the SL Green Transactions and the agreement with Gramercy, as of April 29, 2009, the Company began consolidating 11 office properties, aggregating approximately 1.5 million square feet, owned and controlled by Mack- Green, and a pre-leased 205,000 square foot office development project owned and controlled by 55 Corporate.  The Company also has retained a non-controlling interest in entities that own 100 percent of six office properties, aggregating 786,198 square feet, which were previously indirectly owned by Mack-Green. The consolidated properties’ aggregate acquisition amounts were allocated as follows:  $43.0 million to land and leasehold interests, $150.1 million to buildings and improvements, $14.3 million to tenant improvements, $43.7 million to deferred lease costs and other lease intangibles, net, $13.1 million to other assets acquired (including cash and accounts receivable) and $156.8 million to liabilities (including mortgage debt with a fair market value of approximately $151.1 million), as well as an allocation to noncontrolling interests in consolidated joint ventures of $3.2 million.  There was no contingent consideration associated with the acquisition.  See “Mack-Green-Gale LLC” and “55 Corporate Partners, LLC” under Note 4: Investments in Unconsolidated Joint Ventures for further discussion on the transactions.

The Company’s office property located at 105 Challenger Road in Ridgefield Park, New Jersey, aggregating 150,000 square feet, is collateral for a mortgage loan scheduled to mature on June 30, 2010 with a balance of $19.4 million at December 31, 2009.  As of December 31, 2009, the Company estimated that the carrying value of the property may not be recoverable over its anticipated holding period. In order to reduce the carrying value of the property to its estimated fair market value, the Company recorded an impairment charge of $16.6 million at December 31, 2009.

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

RAMLAND REALTY ASSOCIATES L.L.C. (One Ramland Road)
On August 20, 1998, the Company entered into a 50/50 joint venture with S.B. New York Realty Corp. to form Ramland Realty Associates L.L.C.  The venture was formed to own, manage and operate One Ramland Road, a 232,000 square foot office/flex building and adjacent developable land, located in Orangeburg, New York.  In August 1999, the joint venture completed redevelopment of the property and placed the office/flex building in service.  The venture recorded an impairment loss of approximately $4.3 million on its rental property as of December 31, 2007.  On December 31, 2008, the venture transferred the deed to the lender in satisfaction of its obligations, including its mortgage with a balance of $14.7 million, and recorded a gain on the disposal of its office property of $7.5 million.

The Company performed management, leasing and other services for the property when owned by the joint venture and recognized $57,000 and $63,000 in fees for such services for the years ended December 31, 2008 and 2007, respectively.

SOUTH PIER AT HARBORSIDE – HOTEL DEVELOPMENT
On November 17, 1999, the Company entered into a joint venture with Hyatt Corporation (“Hyatt”) to develop a 350-room hotel on the South Pier at Harborside Financial Center, Jersey City, New Jersey, which was completed and commenced initial operations in July 2002.  The Company owns a 50 percent interest in the venture.

The venture has a mortgage loan with a balance as of December 31, 2009 of $67.2 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of December 31, 2009 of $6.3 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $6.3 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

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

On October 20, 2006, the venture entered into a $22.0 million construction loan with a commercial bank collateralized by the land and development project.  The loan (with a balance as of December 31, 2009 of $20.8 million), carried an interest rate of LIBOR plus 130 basis points through March 2008.  In April 2008, the interest rate was reduced to LIBOR plus 125 basis points and the maturity was extended to April 2010.  The loan currently has a one-year extension option subject to certain conditions, which requires payment of a fee.

In September 2007, the joint venture completed development of the property and placed the office building in service.  The Company performs management, leasing and other services for the property owned by the joint venture and recognized $92,600, $128,000 and $678,000 in fees for such services during the years ended December 31, 2009, 2008 and 2007, respectively.

On July 20, 2006, the Company entered into a second joint venture agreement with PRC to form Red Bank Corporate Plaza II L.L.C.  The venture was formed to hold land able to accommodate an 18,561 square foot office building located in Red Bank, New Jersey.  The Company holds a 50 percent interest in the venture.  The terms of the venture are similar to Red Bank Corporate Plaza L.L.C.  PRC contributed the vacant land as its initial capital in the venture. On January 26, 2010, the venture sold its vacant land for approximately $1.7 million.

MACK-GREEN-GALE LLC/GRAMERCY AGREEMENT
On May 9, 2006, the Company entered into a joint venture, Mack-Green-Gale LLC and subsidiaries (“Mack-Green”), with SL Green, pursuant to which Mack-Green held an approximate 96 percent interest in and acted as general partner of Gale SLG NJ Operating Partnership, L.P. (the “OPLP”).  The Company’s acquisition cost for its interest in Mack-Green was approximately $125 million, which was funded primarily through borrowing under the Company’s revolving credit facility.  At the time, the OPLP owned 100 percent of entities (“Property Entities”) which owned 25 office properties (the “OPLP Properties”) which aggregated 3.5 million square feet (consisting of 17 office properties aggregating 2.3 million square feet located in New Jersey and eight properties aggregating 1.2 million square feet located in Troy, Michigan).  In December 2007, the OPLP sold its eight properties located in Troy, Michigan for $83.5 million.  The venture recognized a loss of approximately $22.3 million from the sale.

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

On April 29, 2009, the Company acquired the remaining interests in Mack-Green from SL Green.  As a result, the Company owns 100 percent of Mack-Green.  Additionally, on April 29, the mortgage loans with Gramercy on the Portfolio Properties (the “Gramercy Agreement”) were modified to provide for, among other things, interest to accrue at the current rate of LIBOR plus 275 basis point per annum, with the interest pay rate capped at 3.15 percent per annum.  Under the Gramercy Agreement, the payment of debt service is subordinate to the payment of operating expenses.  Interest at the pay rate is payable only out of funds generated by the Portfolio Properties and only to the extent that the Portfolio Properties’ operating expenses have been paid, with any accrued unpaid interest above the pay rate serving to increase the balance of the amounts due at the termination of the agreement.  Any excess funds after payment of debt service generally will be escrowed and available for future capital and leasing costs, as well as to cover future cash flow shortfalls, as appropriate.  The Gramercy Agreement terminates on May 9, 2011.  Approximately six months in advance of the end of the term of the Gramercy Agreement, the Portfolio Entities are to provide estimates of each property’s fair market value (“FMV”).  Gramercy has the right to accept or reject the FMV.  If Gramercy rejects the FMV, Gramercy must market the property for sale in cooperation with the Portfolio Entities and must approve the ultimate sale.  However, Gramercy has no obligation to market a Portfolio Property if the FMV is less than the allocated amount due, including accrued, unpaid interest. If any Portfolio Property is not sold, the Portfolio Entities have agreed to give a deed in lieu of foreclosure, unless the FMV was equal to or greater than the allocated amount due for such Portfolio Property, in which case they can elect to have that Portfolio Property released by paying the FMV.  If Gramercy accepts the FMV, the Portfolio Property will be released from the Gramercy Agreement upon payment of the FMV.  Under the direction of Gramercy, the Company continues to perform management, leasing, and construction services for the Portfolio Properties at market terms.  The Portfolio Entities have a participation interest which provides for sharing 50 percent of any amount realized in excess of the allocated amounts due for each Portfolio Property.

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

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $2.3 million, $5.2 million and $5.2 million in income (net of $1.1 million, $3.5 million and $3.3 million in direct costs) for such services in the years ended December 31, 2009, 2008 and 2007, respectively.

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

GE Gale has a mortgage loan with a balance of $51.2 million at December 31, 2009.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2011.

The Company performs management, leasing, and other services for PFV and recognized $1.1 million, $881,000 and $1.1 million in income (net of $0, $288,000 and $1.6 million in direct costs) for such services in the years ended December 31, 2009, 2008 and 2007, respectively.

ROUTE 93 MASTER LLC (“Route 93 Participant”)/ROUTE 93 BEDFORD MASTER LLC (with the Route 93 Participant, collectively, the “Route 93 Venture”)
On June 1, 2006, the Route 93 Venture was formed between the Route 93 Participant, a majority-owned subsidiary of the Company, having a 30 percent interest and the Commingled Pension Trust Fund (Special Situation Property) of JPMorgan Chase Bank having a 70 percent interest, for the purpose of acquiring seven office buildings, aggregating 666,697 square feet, located in the towns of Andover, Bedford and Billerica, Massachusetts.  Profits and losses were shared by the partners in proportion to their respective interests until the investment yielded an 11 percent IRR, then sharing shifted to 40/60, and when the IRR reached 15 percent, then sharing shifted to 50/50.

The Route 93 Participant is a joint venture between the Company and a Gale affiliate.  Profits and losses were shared by the partners under this venture in proportion to their respective interests (83.3/16.7) until the investment yielded an 11 percent IRR, then sharing shifted to 50/50.

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

Through September 30, 2008, the Company had performed services for Route 93 Master LLC and Route 93 Bedford Master LLC and recognized $45,000 and zero in fees for such services for the years ended December 31, 2008 and 2007, respectively.

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

On September 21, 2007, 100 Kimball obtained a $47 million mortgage loan which bore interest at a rate of 5.95 percent and was scheduled to mature in September 2012.  On December 30, 2009 the venture paid the lender $40 million to satisfy the debt and recorded a gain of $7.0 million (of which the Company’s share of $579,000 is included in equity in earnings for the year ended December 31, 2009).  Concurrently, 100 Kimball obtained a $32 million mortgage loan that bears interest at a rate of LIBOR plus 400 basis points and matures on January 10, 2013 with two one-year extension options, subject to certain conditions and payment of a fee.  LIBOR is defined as the greater of (i) 1.50%, and (ii) the rate of interest per annum reported as the thirty day London Interbank Offered Rate.

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $234,000, $377,000 and $1.7 million in income (net of $0, $1.0 million and $9.4 million in direct costs) for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In November 2007, Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupied neighboring buildings, exercised its option to cause the venture to construct a building on the Property and has signed a lease thereof.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the building commenced in 2009 and is expected to be delivered to the tenant in January 2011. The total estimated costs of the project are expected to be approximately $50.9 million.

The operating agreement of 55 Corporate provides, among other things, for the Gale Participation Rights (of which Mr. Yeager has a direct 26 percent interest).  If Mr. Gale receives any commission payments with respect to the Sanofi lease on the development property, Mr. Gale has agreed to pay to Mr. Yeager 26 percent of such payments.

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

The office property at 12 Vreeland is a 139,750 square foot office building.  The property is subject to a fully-amortizing mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of December 31, 2009 the outstanding balance on the mortgage note was $5.0 million.

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

GALE JEFFERSON, L.L.C.
On August 22, 2007, the Company entered into a joint venture with a Gale Affiliate to form M-C Jefferson, L.L.C. (“M-C Jefferson”).  M-C Jefferson was formed for the sole purpose of acquiring a Gale Affiliate’s 33.33 percent membership interest in Gale Jefferson, L.L.C. (“Gale Jefferson”), an entity holding a 25 percent interest in One Jefferson Road LLC (‘One Jefferson”), which developed a 100,000 square foot office property at One Jefferson Road, Parsippany, New Jersey, (“the Jefferson Property”).  The property has been fully leased to a single tenant through August 2025.

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

One Jefferson has a construction loan in an amount not to exceed $21 million (with a balance of $13.9 million at December 31, 2009), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2010 with a one-year extension option, subject to certain conditions and payment of a fee.

The Company performs management, leasing and other services for Gale Jefferson and recognized $190,000, $286,000 and $102,000 in income (net of $646,000, $9.6 million and $4.0 million in direct costs) for such services for the years ended December 31, 2009, 2008 and 2007, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2009 and 2008:  (dollars in thousands)

	December 31, 2009
	Plaza			Red Bank		Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate	Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 9,560	--	$ 61,836	$ 24,884	$ 73,037	$ 38,722	--	--	--	$ 15,265	--	--	$ 223,304
Other assets	997	--	15,483	4,623	8,631	22,034	--	$ 1,992	--	1,068	$ 45,884	$ 1,758	102,470
Total assets	$ 10,557	--	$ 77,319	$ 29,507	$ 81,668	$ 60,756	--	$ 1,992	--	$ 16,333	$ 45,884	$ 1,758	$ 325,774
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	--	$ 73,553	$ 20,764	$ 90,288	$ 51,186	--	--	--	$ 5,007	--	--	$ 240,798
Other liabilities	$ 532	--	4,458	162	2,589	3,928	--	--	--	--	--	--	11,669
Partners’/members’
capital (deficit)	10,025	--	(692)	8,581	(11,209)	5,642	--	$ 1,992	--	11,326	$ 45,884	$ 1,758	73,307
Total liabilities and
partners’/members’
capital (deficit)	$ 10,557	--	$ 77,319	$ 29,507	$ 81,668	$ 60,756	--	$ 1,992	--	$ 16,333	$ 45,884	$ 1,758	$ 325,774
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,935	--	$ 860	$ 4,104	--	$ 1,211	--	$ 1,259	--	$ 9,599	$ 12,948	$ 764	$ 35,680

	December 31, 2008
	Plaza			Red Bank		Princeton					Boston-
	VIII & IX	Ramland	Harborside	Corporate		Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Realty	South Pier	Plaza I & II	M-G-G	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 10,173	--	$ 62,462	$ 24,507	$ 326,912	$ 41,058	$ 56,771	--	--	$ 14,598	--	--	$ 536,481
Other assets	1,008	$ 20	16,979	4,301	45,391	21,680	495	--	$ 17,896	789	$ 43,577	$ 1,838	153,974
Total assets	$ 11,181	$ 20	$ 79,441	$ 28,808	$ 372,303	$ 62,738	$ 57,266	--	$ 17,896	$ 15,387	$ 43,577	$ 1,838	$ 690,455
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	--	$ 74,852	$ 20,416	$ 276,752	$ 52,800	$ 43,541	--	--	$ 7,170	--	--	$ 475,531
Other liabilities	$ 531	--	3,950	87	23,805	4,156	985	--	--	--	--	--	33,514
Partners’/members’
capital (deficit)	10,650	$ 20	639	8,305	71,746	5,782	12,740	--	$ 17,896	8,217	$ 43,577	$ 1,838	181,410
Total liabilities and
partners’/members’
capital (deficit)	$ 11,181	$ 20	$ 79,441	$ 28,808	$ 372,303	$ 62,738	$ 57,266	--	$ 17,896	$ 15,387	$ 43,577	$ 1,838	$ 690,455
Company’s
investment
in unconsolidated
joint ventures, net	$ 5,248	--	$ 254	$ 3,929	$ 92,110	$ 1,342	$ 4,024	--	$ 9,068	$ 8,300	$ 13,464	$ 756	$ 138,495

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2009, 2008, and 2007:  (dollars in thousands)

	Year Ended December 31, 2009
	Plaza	Ramland		Red Bank			Princeton					Boston-
	VIII & IX	Realty/	Harborside	Corporate		Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Other	South Pier	Plaza I & II	M-G-G	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 804	--	$ 35,002	$ 3,214	$ 17,582	$ 7,902	$ 12,387	$ 2,153	--	--	$ 2,579	--	--	$ 81,623
Operating and other	(192)	--	(23,026)	(1,002)	(7,076)	(4,675)	(6,773)	(2,487)	$ 1,659	--	(62)	$ (10,846)	$ (79)	(54,559)
Depreciation and amortization	(612)	--	(4,215)	(871)	(6,493)	(3,073)	(3,966)	(1,206)	--	--	(1,251)	--	--	(21,687)
Interest expense	--	--	(4,592)	(340)	(4,883)	(1,862)	(1,788)	(649)	--	--	(467)	--	--	(14,581)

Net income	--	--	$ 3,169	$ 1,001	$ (870)	$ (1,708)	$ (140)	$ (2,189)	$ 1,659	--	$ 799	$ (10,846)	$ (79)	$ (9,204)
Company’s equity in earnings
(loss) o f unconsolidated
joint ventures	--	--	$ 2,856	$ 463	$ (916)	--	$ (131)	$ (4,354)	$ 648	--	$ 400	$ (4,500)	$ (26)	$ (5,560)

	Year Ended December 31, 2008
	Plaza	Ramland		Red Bank			Princeton					Boston-
	VIII & IX	Realty/	Harborside	Corporate		Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Other	South Pier	Plaza I & II	M-G-G	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 1,131	$ 9,186	$ 45,783	$ 3,205	$ 51,285	--	$ 12,924	$ 2,770	--	--	$ 2,188		--	$ 128,472
Operating and other	(183)	(1,182)	(26,746)	(906)	(52,213)	--	(8,843)	(3,716)	$ (43)	--	(72)	$ (34,712)	--	(128,616)
Depreciation and amortization	(614)	(481)	(4,926)	(631)	(20,433)	--	(5,454)	(1,758)	--	--	(511)	--	--	(34,808)
Interest expense	--	(203)	(4,682)	(792)	(17,381)	--	(3,318)	(2,443)	--	--	(509)	--	--	(29,328)

Net income	$ 334	$ 7,320	$ 9,429	$ 876	$ (38,742)	--	$ (4,691)	$ (5,147)	$ (43)	--	$ 1,096	$ (34,712)	--	$ (64,280)
Company’s equity in earnings
(loss) o f unconsolidated
joint ventures	$ 167	$ 90	$ 4,740	$ 475	$ (32,354)	--	$ (880)	$ (1,154)	$ 455	--	$ 548	$ (11,839)	--	$ (39,752)

	Year Ended December 31, 2007
	Plaza	Ramland		Red Bank			Princeton					Boston-
	VIII & IX	Realty/	Harborside	Corporate		Gramercy	Forrestal	Route 93	Gale	55	12	Downtown	Gale	Combined
	Associates	Other	South Pier	Plaza I & II	M-G-G	Agreement	Village	Portfolio	Kimball	Corporate	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 1,015	$ 1,903	$ 43,952	$ 1,098	$ 52,659	--	$ 12,996	$ 2,522	--	--	$ 2,280	--	--	$ 118,425
Operating and other	(174)	(5,795)	(26,706)	(238)	(48,182)	--	(6,529)	(3,593)	$ (512)	--	(65)	$ (24)	--	(91,818)
Depreciation and amortization	(616)	(727)	(5,929)	(208)	(19,437)	--	(3,785)	(1,652)	--	--	(352)	--	--	(32,706)
Interest expense	--	(1,047)	(4,669)	(367)	(21,218)	--	(4,768)	(3,428)	--	--	(663)	--	--	(36,160)

Net income	$ 225	$ (5,666)	$ 6,648	$ 285	$ (36,178)	--	$ (2,086)	$ (6,151)	$ (512)	--	$ 1,200	$ (24)	--	$ (42,259)
Company’s equity in earnings
(loss) o f unconsolidated
joint ventures	$ 113	$ (322)	$ 3,182	$ 143	$ (6,677)	--	$ (531)	$ (2,236)	$ (180)	--	$ 600	$ (10)	--	$ (5,918)

5.	DEFERRED CHARGES AND OTHER ASSETS

	December 31,
(dollars in thousands)	2009	2008
Deferred leasing costs	$ 229,725	$ 214,887
Deferred financing costs	26,733	23,723
	256,458	238,610
Accumulated amortization	(119,267)	(104,652)
Deferred charges, net	137,191	133,958
Notes receivable	--	11,443
In-place lease values, related intangible and other assets, net	49,180	33,256
Prepaid expenses and other assets, net	27,303	33,765

Total deferred charges and other assets, net	$ 213,674	$ 212,422

6.	RESTRICTED CASH

Restricted cash includes security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	December 31,
	2009	2008
Security deposits	$ 8,618	$ 8,757
Escrow and other reserve funds	12,063	3,962

Total restricted cash	$ 20,681	$ 12,719

7.	DISCONTINUED OPERATIONS

There were no discontinued operations during the years ended December 31, 2009 and 2008.

As the Company sold 1000 Bridgeport in Shelton, Connecticut; 500 West Putnam in Greenwich, Connecticut; and 100 & 200 Decadon in Egg Harbor, New Jersey during the year ended December 31, 2007, the Company has presented these assets as discontinued operations in its statements of operations for the periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the year ended December 31, 2007:  (dollars in thousands)

Year Ended
December 31,
2007
Total revenues	$ 3,881
Operating and other expenses	(1,638)
Depreciation and amortization	(424)
Interest expense (net of interest income)	(522)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	1,297
Realized gains (losses) and unrealized losses on
disposition of rental property, net	44,414

Total discontinued operations, net	45,711
Noncontrolling interest in discontinued operations	(8,374)

Income from discontinued operations available
to common shareholders	$37,337

8.	SENIOR UNSECURED NOTES

On August 14, 2009, the Operating Partnership completed the sale of $250 million face amount of 7.750 percent senior unsecured notes due August 15, 2019 with interest payable semi-annually in arrears.  The net proceeds of approximately $246.2 million, after underwriting discount, were used for general corporate purposes.

A summary of the Company’s senior unsecured notes as of December 31, 2009 and 2008 is as follows:  (dollars in thousands)

	December 31,		Effective
	2009	2008	Rate (a)
7.250% Senior Unsecured Notes, due March 15, 2009	--	$ 199,689	7.49%
5.050% Senior Unsecured Notes, due April 15, 2010	$ 149,984	149,929	5.27%
7.835% Senior Unsecured Notes, due December 15, 2010	15,000	15,000	7.95%
7.750% Senior Unsecured Notes, due February 15, 2011	299,814	299,641	7.93%
5.250% Senior Unsecured Notes, due January 15, 2012	99,599	99,404	5.46%
6.150% Senior Unsecured Notes, due December 15, 2012	93,455	92,963	6.89%
5.820% Senior Unsecured Notes, due March 15, 2013	25,751	25,641	6.45%
4.600% Senior Unsecured Notes, due June 15, 2013	99,901	99,872	4.74%
5.125% Senior Unsecured Notes, due February 15, 2014	200,989	201,229	5.11%
5.125% Senior Unsecured Notes, due January 15, 2015	149,533	149,441	5.30%
5.800% Senior Unsecured Notes, due January 15, 2016	200,464	200,540	5.81%
7.750% Senior Unsecured Notes, due August 15, 2019	247,944	--	8.02%

Total Senior Unsecured Notes	$1,582,434	$1,533,349	6.37%

(a) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

9.	UNSECURED REVOLVING CREDIT FACILITY

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

As of December 31, 2009 and 2008, the Company had outstanding borrowings of zero and $161 million, respectively, under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of December 31, 2009 and 2008, the Company had no outstanding borrowings under the Money Market Loan.

10.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of December 31, 2009, 32 of the Company’s properties, with a total book value of approximately $1,019,786,000, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

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

On June 30, 2009, the Company obtained $17.0 million in mortgage financing from Valley National Bank.  The mortgage loan, which is collateralized by an office property in Woodbridge, New Jersey, is for a 25-year term and bears interest at an effective rate of 6.94 percent per annum through the end of the 10th year.  The coupon interest rate will be reset at the end of year 10 and year 20 at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates, with a minimum rate of 6.875 percent.

As a result of the recent expirations of the remainder of the Company’s acquired lease obligations incurred as part of the consideration for certain properties acquired in 2004 (“Assumed Obligations”) included in mortgages, loans payable and other obligations, the Company recorded a gain on retirement of other obligations of approximately $1.7 million during the year ended December 31, 2009 on account of the remaining unused balance of the obligations at expiration.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2009 and 2008 is as follows: (dollars in thousands)

		Effective
		Interest	December 31,
Property Name	Lender	Rate (a)	2009	2008	Maturity
Assumed obligations	Various	4.96%	--	$ 5,090	n/a
Various (b)	Prudential Insurance	4.84%	$150,000	150,000	01/15/10 (c)
105 Challenger Road	Archon Financial CMBS	6.24%	19,408	19,188	06/06/10
2200 Renaissance Boulevard	Wachovia CMBS	5.89%	16,619	17,043	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.02%	16,614	17,109	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.53%	4,804	4,955	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.53%	6,693	6,901	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.00%	11,735	12,176	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.52%	6,297	6,480	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.35%	19,613	19,868	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.22%	60,409	--	08/11/14
4 Sylvan	Wachovia CMBS	10.19%	14,357	--	08/11/14
10 Independence	Wachovia CMBS	12.44%	15,339	--	08/11/14
4 Becker	Wachovia CMBS	9.55%	36,281	--	05/11/16
5 Becker	Wachovia CMBS	12.83%	11,111	--	05/11/16
210 Clay	Wachovia CMBS	13.42%	11,138	--	05/11/16
51 Imclone	Wachovia CMBS	8.39%	3,899	--	05/11/16
23 Main Street	JPMorgan CMBS	5.59%	32,042	32,521	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.84%	237,248	239,795	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.31%	19,600	--	02/01/19
One River Center	Guardian Life Insurance Co.	7.31% (d)	44,900	--	02/01/19
581 Main Street	Valley National Bank	6.94% (e)	16,896	--	07/01/34

Total mortgages, loans payable and other obligations			$755,003	$531,126

(a) Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b) Mortgage is collateralized by seven properties.
(c) On January 15, 2010, the Company extended the mortgage loan until January 15, 2017 at an interest rate of 6.25 percent.
(d) Mortgage is collateralized by the three properties comprising One River Center.
(e) The coupon interest rate will be reset at the end of year 10 and year 20 at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company’s senior unsecured notes (see Note 8), unsecured revolving credit facility and mortgages, loans payable and other obligations as of December 31, 2009 are as follows: (dollars in thousands)

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2010	$ 8,155	$ 334,500	$ 342,655	5.31%
2011	9,217	300,000	309,217	7.92%
2012	9,968	210,148	220,116	6.21%
2013	9,515	145,223	154,738	5.37%
2014	8,553	335,257	343,810	6.83%
Thereafter	40,360	961,381	1,001,741	6.99%
Sub-total	85,768	2,286,509	2,372,277
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2009	(34,840)	--	(34,840)	--

Totals/Weighted Average	$ 50,928	$ 2,286,509	$2,337,437	6.61%

(a) No variable-rate borrowings were outstanding as of December 31, 2009.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2009, 2008 and 2007 was $131,912,000, $131,304,000 and $128,678,000, respectively.  Interest capitalized by the Company for the years ended December 31, 2009, 2008 and 2007 was $1,401,000, $5,799,000 and $5,101,000, respectively.

SUMMARY OF INDEBTEDNESS
As of December 31, 2009 the Company’s total indebtedness of $2,337,437,000 (weighted average interest rate of 6.61 percent) was comprised of all fixed rate debt.

As of December 31, 2008 the Company’s total indebtedness of $2,225,475,000 (weighted average interest rate of 5.87 percent) was comprised of $161,000,000 of revolving credit facility borrowings (weighted average rate of 1.82 percent) and fixed rate debt and other obligations of $2,064,475,000 (weighted average rate of 6.18 percent).

11.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for each of the three years ended December 31, 2009, 2008 and 2007 was $0, $471,000 and $400,000, respectively.  The Company did not make contributions to the 401(k) Plan in 2009.

All employees of the Gale Company and other affiliated participating employers, other than certain employees who are represented for collective bargaining purposes by a labor organization, who attained age 20 1/2 and completed one-half year of service with a participating employer were eligible to participate in the Gale Company Employee Savings Plan (the “Gale Plan”). The Gale Plan permitted eligible employees to defer their annual compensation on a pre-tax basis, subject to certain limitations imposed by federal law.  The amounts contributed by employees were immediately vested and non-forfeitable.  The Gale Company or the participant’s employer were able to  match the employee’s deferral at the rate of 50 percent of the first six percent of the employee’s annual compensation for employees who have at least 1,000 hours of service and are employed on the last day of the plan year.  In addition, the Company, at management’s discretion, was able to make discretionary contributions.  Participants become 50 percent vested in employer contributions after two years of service and become 100 percent vested after three years.  The assets of the Gale Plan were held in trust and a separate account was established for each participant.  A participant may receive a distribution of his or her vested account balance in the Gale Plan in a single sum or in installment payments or in the form of an annuity upon his or her termination of service with the Company.  Effective April 1, 2007, the Gale Plan was merged into the 401(k) Plan.  In accordance with the Gale/Green transactions, the Company continued to make matching contributions to former Gale Plan participants under the Gale Plan matching contribution formula through the payroll period ending May 4, 2007.  Moreover, federal law requires the Company to preserve (i) the Gale Plan vesting schedule for certain Gale Plan participants with three or more years of service as of May 4, 2007 and (ii) certain benefits previously offered under the Gale Plan.  Total expense recognized by the Company for the Gale Plan for the year ended December 31, 2007 was $111,000.

12.	DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2009 and 2008.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2009 and 2008.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $2.4 billion and $1.8 billion as compared to the book value of approximately $2.3 billion and $2.2 billion as of December 31, 2009 and 2008, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2009 and 2008.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and current estimates of fair value may differ significantly from the amounts presented herein.

13.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Harborside Financial Center
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2000, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined, and increases by 10 percent in years 7, 10 and 13 and by 50 percent in year 16.  Total Project costs, as defined, are $45.5 million.  The PILOT totaled $1,001,000 for each of the years ended December 31, 2009, 2008 and 2007, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $159.6 million.  The PILOT totaled $3.2 million for each of the years ended December 31, 2009, 2008 and 2007.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2009, are as follows: (dollars in thousands)

Year	Amount
2010	$ 502
2011	502
2012	502
2013	502
2014	530
2015 through 2084	34,000

Total	$36,538

Ground lease expense incurred by the Company during the years ended December 31, 2009, 2008 and 2007 amounted to $734,000, $701,000 and $663,000, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising 11 properties with an aggregate net book value of approximately $199.8 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Martin S. Berger, director; Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  126 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2009 are as follows: (dollars in thousands)

Year	Amount
2010	$ 596,463
2011	544,938
2012	479,871
2013	392,953
2014	322,686
2015 and thereafter	1,085,473

Total	$3,422,384

15.	MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At December 31, 2009, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the preferred units of the Operating Partnership (See Note 16: Noncontrolling interests in subsidiaries).

The Series C Preferred Stock is redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through December 31, 2009 under the Repurchase Program.  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

SHAREHOLDER RIGHTS PLAN
On June 10, 1999, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right (“Right”) for each outstanding share of common stock which were distributed to all holders of record of the common stock on July 6, 1999.  Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A junior participating preferred stock, par value $0.01 per share (“Preferred Shares”), at a price of $100.00 per one one-thousandth of a Preferred Share (“Purchase Price”), subject to adjustment as provided in the rights agreement.  The Rights expired on July 6, 2009.

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through December 31, 2009 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan become exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan become exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of December 31, 2009 and 2008, the stock options outstanding had a weighted average remaining contractual life of approximately 2.5 and 3.3 years, respectively.  Stock options exercisable at December 31, 2009 and December 31, 2008 had a weighted average remaining contractual life of approximately 2.5 and 3.5 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding at January 1, 2007	690,306	$29.68
Exercised	(132,770)	$28.63
Lapsed or canceled	(59,805)	$37.44
Outstanding at December 31, 2007	497,731	$29.03
Exercised	(81,675)	$28.30
Lapsed or canceled	(20,515)	$37.00
Outstanding at December 31, 2008 ($24.63 – $45.47)	395,541	$28.77	$(1,689)
Exercised	(18,917)	$26.66
Lapsed or canceled	(24,440)	$30.89
Outstanding at December 31, 2009 ($26.25 – $45.47)	352,184	$28.74	$ 2,055
Options exercisable at December 31, 2008	395,541		$(1,689)
Options exercisable at December 31, 2009	352,184		$ 2,055
Available for grant at December 31, 2008	3,904,607
Available for grant at December 31, 2009	3,824,270

Cash received from options exercised under all stock option plans was $504,000, $2.3 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $123,000, $832,000 and $3.2 million, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $0, $0 and $132,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009, the Company had $2.6 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 2.5 years.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 323,088 unvested shares were outstanding at December 31, 2009.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 196,998 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2007	216,620	$ 39.78
Granted (a)	113,118	$ 36.29
Vested	(158,927)	$ 42.10
Outstanding at December 31, 2007	170,811	$ 35.32
Granted (b)	374,529	$ 30.72
Vested	(168,634)	$ 27.01
Forfeited	(1,700)	$ 35.13
Outstanding at December 31, 2008	375,006	$ 34.46
Granted (c)	83,337	$ 32.27
Vested	(132,255)	$ 27.55
Forfeited	(3,000)	$ 49.61
Outstanding at December 31, 2009	323,088	$ 36.58

(a)  Included in the 113,118 Restricted Stock Awards granted in 2007 were 82,518 awards granted to the Company’s five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

(b)  Included in the 374,529 Restricted Stock Awards granted in 2008 were 322,609 awards granted to the Company’s five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

(c)  Included in the 83,337 Restricted Stock Awards granted in 2009 were 61,667 awards granted to the Company’s five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

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

During the years ended December 31, 2009, 2008 and 2007, 15,082, 12,889 and 8,054 deferred stock units were earned, respectively.  As of December 31, 2009 and 2008, there were 71,848 and 55,446 director stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2009, 2008 and 2007 in accordance with ASC 260, Earning Per Share:  (dollars in thousands)

	Year Ended December 31,
Computation of Basic EPS	2009	2008	2007
Income from continuing operations	$ 63,728	$ 64,879	$ 88,612
Add: Noncontrolling interest in consolidated joint ventures	943	664	643
Deduct: Noncontrolling interest in operating partnership	(10,103)	(11,817)	(16,126)
Deduct: Preferred stock dividends	(2,000)	(2,000)	(2,000)
Income from continuing operations available to common shareholders	52,568	51,726	71,129
Income from discontinued operations available to common shareholders	--	--	37,337
Net income available to common shareholders	52,568	$ 51,726	$108,466

Weighted average common shares	74,318	65,489	67,026

Basic EPS:
Income from continuing operations available to common shareholders	$ 0.71	$ 0.79	$ 1.06
Income from discontinued operations available to common shareholders	--	--	0.56
Net income available to common shareholders	$ 0.71	$ 0.79	$ 1.62

	Year Ended December 31,
Computation of Diluted EPS	2009	2008	2007
Income from continuing operations available to common shareholders	$ 52,568	$ 51,726	$ 71,129
Add: Income from continuing operations attributable to common units	10,103	11,817	16,126
Income from continuing operations for diluted earnings per share	62,671	63,543	87,255
Income from discontinued operations for diluted earnings per share	--	--	45,711
Net income available to common shareholders	$ 62,671	$ 63,543	$132,966

Weighted average common shares	88,389	80,648	82,500

Diluted EPS:
Income from continuing operations available to common shareholders	$ 0.71	$ 0.79	$ 1.06
Income from discontinued operations available to common shareholders	--	--	0.55
Net income available to common shareholders	$ 0.71	$ 0.79	$ 1.61

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Year Ended December 31,
	2009	2008	2007
Basic EPS shares	74,318	65,489	67,026
Add:Operating Partnership – common units	14,028	14,915	15,190
Stock options	1	95	185
Restricted Stock Awards	42	149	99
Diluted EPS Shares	88,389	80,648	82,500

Not included in the computations of diluted EPS were 307,184, 10,000 and 5,000 stock options as such securities were anti-dilutive during the years ended December 31, 2009, 2008 and 2007, respectively.  Unvested restricted stock outstanding as of December 31, 2009, 2008 and 2007 were 323,088, 375,006 and 170,811, respectively.

The following are dividends declared for share of Common Stock for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Dividends declared per common share	$1.80	$2.56	$2.56

16.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) preferred units (“Preferred Units”) and common units in the Operating Partnership, held by parties other than the Company, and (ii) interests in consolidated joint ventures for the portion of such properties not owned by the Company.

Pursuant to the Company’s required adoption on January 1, 2009 of ASC 810, Consolidation, on the accounting and reporting of noncontrolling interests and changes in ownership interests of the subsidiary, the Company is presenting its noncontrolling interests as equity for all periods presented in these financial statements.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the years ended December 31, 2009, 2008 and 2007:

Common
Units
Balance at January 1, 2007	15,342,283
Issuance of common units	114,911
Redemption of common units for shares of common stock	(471,656)
Balance at December 31, 2007	14,985,538
Redemption of common units for shares of common stock	(547,807)
Balance at December 31, 2008	14,437,731
Redemption of common units for shares of common stock	(942,695)

Balance at December 31, 2009	13,495,036

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2009, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $66.3 million as of December 31, 2009.

NONCONTROLLING INTEREST OWNERSHIP
As of December 31, 2009 and December 31, 2008, the noncontrolling interest common unitholders owned 14.6 percent and 17.9 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES
The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold noncontrolling interests in these ventures.

17.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the years ended December 31, 2009, 2008 and 2007.  The Company had no long lived assets in foreign locations as of December 31, 2009, 2008 and 2007.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the years ended December 31, 2009, 2008 and 2007 and selected asset information as of December 31, 2009 and 2008 regarding the Company’s operating segments are as follows: (dollars in thousands)

	Real Estate	Construction Services	Corporate & Other (d)	Total Company
Total revenues:
2009	$ 738,887	$ 31,207	$ (5,569)	$ 764,525
2008	734,159	58,105	(14,295)	777,969
2007	716,932	97,951	(6,533)	808,350

Total operating and interest expenses (a):
2009	$ 290,072	$ 31,815	$ 172,500	$ 494,387	(e)
2008	268,302	56,628	163,307	488,237	(f)
2007	263,175	96,699	170,382	530,256	(g)

Equity in earnings (loss) of unconsolidated
joint ventures:
2009	$ (5,560)	--	--	$ (5,560)
2008	(39,752)	--	--	(39,752)
2007	(5,918)	--	--	(5,918)

Net operating income (loss) (b):
2009	$ 443,255	$ (608)	$ (178,069)	$ 264,578	(e)
2008	426,105	1,477	(177,602)	249,980	(f)
2007	447,839	1,252	(176,915)	272,176	(g)

Total assets:
2009	$4,512,974	$ 12,015	$ 196,648	$4,721,637
2008	4,499,548	25,845	(81,471)	4,443,922

Total long-lived assets (c):
2009	$4,189,276	--	$ (1,142)	$4,188,134
2008	4,191,036	--	(17,015)	4,174,021

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

(e)	Excludes $202,543 of depreciation and amortization.
(f)	Excludes $194,635 of depreciation and amortization.
(g)   Excludes $183,564 of depreciation and amortization.

18.	RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Company (“W. Mack”), David S. Mack, a director of the Company, and Earle I. Mack, a former director of the Company (“E. Mack”), are the executive officers, directors and stockholders of a corporation that leases approximately 7,801 square feet at one of the Company’s office properties, which is scheduled to expire in November 2011.  The Company has recognized $255,000, $258,000 and $233,000 in revenue under this lease for the years ended December 31, 2009, 2008 and 2007, respectively, and had zero accounts receivable from the corporation as of December 31, 2009 and 2008.

The Company has conducted business with certain entities (“RMC Entity” or “RMC Entities”), whose principals include Timothy M. Jones, Martin S. Berger and Robert F. Weinberg, each of whom are affiliated with the Company as the former president of the Company, a current member of the Board of Directors and a former member of the Board of Directors of the Company, respectively.  In connection with the Company’s acquisition of 65 Class A properties from The Robert Martin Company (“Robert Martin”) on January 31, 1997, as subsequently modified, the Company granted Robert Martin the right to designate one seat on the Company’s Board of Directors (“RM Board Seat”), which right has since expired.  The RM Board Seat had historically been shared between Robert F. Weinberg and Martin S. Berger, each of whom had agreed that, for so long as either of them serves on the Board of Directors, that such board seat would be rotated among Mr. Berger and Mr. Weinberg annually at the time of each annual meeting of stockholders.  At the Company’s 2003 annual meeting of stockholders, Mr. Berger was elected to the Board of Directors and he continued to share his board seat with Mr. Weinberg.  At the Company’s 2006 annual meeting of stockholders, Mr. Weinberg was elected to the Board of Directors and he continued to share his board seat with Mr. Berger.  At the Company’s 2009 annual meeting of stockholders, Mr. Berger was elected to the Board of Directors and he continues to share his board seat with Mr. Weinberg.  The business that the Company has conducted with RMC Entities was as follows:

(1)
The Company provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest.  The Company recognized approximately $1.6 million, $2.5 million and $2 million in revenue from RMC Entities for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, respectively, the Company had zero and $161,000 accounts receivable from RMC Entities.

(2)
An RMC Entity leased space at one of the Company’s office properties for approximately 4,860 square feet, which, after a one-year renewal signed in October 2009, is scheduled to expire in October 2010.  The Company has recognized $140,000, $133,000 and $132,000, in revenue under this lease for the years ended December 31, 2009, 2008 and 2007, respectively, and had $500 accounts receivable due from the RMC Entity, as of December 31, 2009 and 2008, respectively.

Through June 2007, Mr. Berger held a 24 percent interest, acted as chairman and chief executive officer, Mr. Weinberg also held a 24 percent interest and was a director, and W. Mack held a nine percent interest and was a director of City and Suburban Federal Savings Bank and/or one of its affiliates, which leases 12,842 square feet of space at one of the Company’s office properties, which was scheduled to expire in April 2013.  In July 2007, Mssrs. Berger, Weinberg and Mack sold their interests and no longer are directors of City and Suburban Federal Savings Bank and/or its affiliates.  The Company recognized $190,000 and $404,000 in revenue under the leases for the years ended December 31, 2007 and 2006, respectively, and had no accounts receivable from the company as of December 31, 2007.

The Company provides administrative support and related services to John J. Cali, who served as the Chairman Emeritus and a Board member of the Company, for which it was reimbursed $115,000, $153,000 and $192,000 from Mr. Cali for the years ended December 31, 2009, 2008 and 2007, respectively.  On June 27, 2005, an affiliate of Mr. Cali entered into a three-year lease for 1,825 square feet of space at one of the Company’s office properties, which is scheduled to expire at the end of 2011. On September 18, 2006, an affiliate of Mr. Cali entered into another lease agreement for 806 additional square feet, in the same building, commencing on December 29, 2006, which is scheduled to expire at the end of 2011.  The Company recognized approximately $68,000, $67,000 and $68,000 in total revenue under the leases for the years ended December 31, 2009, 2008 and 2007, respectively, and had zero accounts receivable from the affiliate as of December 31, 2009 and 2008.

19.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

FASB No. 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, FASB No. 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  FASB No. 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.  Also, FASB No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  As FASB No. 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009, the Company is currently assessing the potential impact that the Company’s adoption of FASB No. 167 on January 1, 2010 will have on its financial position and results of operation.

20.	CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2009	December 31	September 30	June 30	March 31
Total revenues	$ 194,904	$ 193,617	$ 189,338	$ 186,666
Operating and other expenses	71,605	66,597	66,500	72,290
Direct construction costs	4,976	7,337	4,296	3,714
General and administrative	9,256	9,818	10,651	10,082
Depreciation and amortization	52,725	51,830	49,716	48,272
Impairment charge on rental property	16,563	--	--	--
Total expenses	155,125	135,582	131,163	134,358
Operating Income	39,779	58,035	58,175	52,308
Interest expense	(38,923)	(36,048)	(33,508)	(32,794)
Interest and other investment income	20	167	187	197
Equity in earnings (loss) of unconsolidated
joint ventures	841	635	(1,922)	(5,114)
Gain on sale of investment in marketable securities	--	--	--	--
Gain on reduction of other obligations	--	--	1,693	--
Total other (expense) income	(38,062)	(35,246)	(33,550)	(37,711)
Income (loss) from continuing operations	1,717	22,789	24,625	14,597
Discontinued operations:
Income from discontinued operations	--	--	--	--
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	--	--
Total discontinued operations, net	--	--	--	--
Net income (loss)	1,717	22,789	24,625	14,597
Noncontrolling interest in consolidated joint ventures	(37)	213	135	632
Noncontrolling interest in Operating Partnership	(174)	(3,415)	(3,886)	(2,628)
Noncontrolling interest in discontinued operations	--	--	--	--
Preferred stock dividends	(500)	(500)	(500)	(500)
Net income (loss) available to common shareholders	$ 1,006	$ 19,087	$ 20,374	$ 12,101

Basic earnings per common share:
Income (loss) from continuing operations	$ 0.01	$ 0.24	$ 0.28	$ 0.18
Discontinued operations	--	--	--	--
Net income (loss) available to common shareholders	$ 0.01	$ 0.24	$ 0.28	$ 0.18

Diluted earnings per common share:
Income (loss) from continuing operations	$ 0.01	$ 0.24	$ 0.28	$ 0.18
Discontinued operations	--	--	--	--
Net income (loss) available to common shareholders	$ 0.01	$ 0.24	$ 0.28	$ 0.18

Dividends declared per common share	$ 0.45	$ 0.45	$ 0.45	$ 0.45

Quarter Ended 2008	December 31	September 30	June 30	March 31
Total revenues	$ 186,100	$ 204,363	$ 192,793	$ 194,713
Operating and other expenses	63,448	74,022	70,937	71,437
Direct construction costs	3,562	11,104	10,329	12,654
General and administrative	10,885	10,767	11,237	11,095
Depreciation and amortization	50,085	49,242	47,586	47,722
Total expenses	127,980	145,135	140,089	142,908
Operating Income	58,120	59,228	52,704	51,805
Interest expense	(33,182)	(31,163)	(31,340)	(32,460)
Interest and other investment income	270	257	302	556
Equity in earnings (loss) of unconsolidated
joint ventures	(39,219)	(269)	884	(1,148)
Gain on sale of investment in marketable securities	--	--	471	--
Gain on reduction of other obligations	9,063	--	--	--
Gain/(loss) on sale of land and other assets	--	--	--	--
Total other (expense) income	(63,068)	(31,175)	(29,683)	(33,052)
Income (loss) from continuing operations	(4,948)	28,053	23,021	18,753
Discontinued operations:
Income from discontinued operations	--	--	--	--
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	--	--
Total discontinued operations, net	--	--	--	--
Net income (loss)	(4,948)	28,053	23,021	18,753
Noncontrolling interest in consolidated joint ventures	378	147	16	123
Noncontrolling interest in Operating Partnership	934	(5,131)	(4,193)	(3,427)
Noncontrolling interest in discontinued operations	--	--	--	--
Preferred stock dividends	(500)	(500)	(500)	(500)
Net income (loss) available to common shareholders	$ (4,136)	$ 22,569	$ 18,344	$ 14,949

Basic earnings per common share:
Income (loss) from continuing operations	$ (0.06)	$ 0.34	$ 0.28	$ 0.23
Discontinued operations	--	--	--	--
Net income (loss) available to common shareholders	$ (0.06)	$ 0.34	$ 0.28	$ 0.23

Diluted earnings per common share:
Income (loss) from continuing operations	$ (0.06)	$ 0.34	$ 0.28	$ 0.23
Discontinued operations	--	--	--	--
Net income (loss) available to common shareholders	$ (0.06)	$ 0.34	$ 0.28	$ 0.23

Dividends declared per common share	$ 0.64	$ 0.64	$ 0.64	$ 0.64

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

NEW JERSEY
Bergen County
Fair Lawn
17-17 Rte 208 North (O)	1987	1995	--	3,067	19,415	1,575	3,067	20,990	24,057	7,834
Fort Lee
One Bridge Plaza (O)	1981	1996	--	2,439	24,462	6,212	2,439	30,674	33,113	9,712
2115 Linwood Avenue (O)	1981	1998	--	474	4,419	4,365	474	8,784	9,258	2,255
Little Ferry
200 Riser Road (O)	1974	1997	--	3,888	15,551	729	3,888	16,280	20,168	5,187
Lyndhurst
210 Clay Avenue (O)	1978	2009	11,138	2,300	11,189	--	2,300	11,189	13,489	326
Montvale
95 Chestnut Ridge Road (O)	1975	1997	--	1,227	4,907	718	1,227	5,625	6,852	2,056
135 Chestnut Ridge Road (O)	1981	1997	--	2,587	10,350	2,100	2,588	12,449	15,037	4,556
Paramus
15 East Midland Avenue (O)	1988	1997	20,600	10,375	41,497	660	10,374	42,158	52,532	12,559
461 From Road (O)	1988	1997	--	13,194	52,778	264	13,194	53,042	66,236	16,012
650 From Road (O)	1978	1997	25,600	10,487	41,949	6,857	10,487	48,806	59,293	16,132
140 East Ridgewood
Avenue (O)	1981	1997	16,100	7,932	31,463	6,020	7,932	37,483	45,415	10,659
61 South Paramus Avenue (O)	1985	1997	20,800	9,005	36,018	6,786	9,005	42,804	51,809	13,362
Ridgefield Park
105 Challenger Road (O)	--	2006	19,408	4,714	29,768	(18,430)	2,180	13,872	16,052	1,835
Rochelle Park
120 Passaic Street (O)	1972	1997	--	1,354	5,415	102	1,357	5,514	6,871	1,687
365 West Passaic Street (O)	1976	1997	12,250	4,148	16,592	3,459	4,148	20,051	24,199	6,080
395 West Passaic Street (O)	1979	2006	11,735	2,550	17,131	665	2,550	17,796	20,346	2,458
Upper Saddle River
1 Lake Street (O)	1994	1997	35,550	13,952	55,812	479	13,953	56,290	70,243	16,823
10 Mountainview Road (O)	1986	1998	--	4,240	20,485	2,712	4,240	23,197	27,437	7,276
Woodcliff Lake
400 Chestnut Ridge Road (O)	1982	1997	--	4,201	16,802	5,080	4,201	21,882	26,083	7,651
470 Chestnut Ridge Road (O)	1987	1997	--	2,346	9,385	1,435	2,346	10,820	13,166	3,087
530 Chestnut Ridge Road (O)	1986	1997	--	1,860	7,441	81	1,860	7,522	9,382	2,270
300 Tice Boulevard (O)	1991	1996	--	5,424	29,688	5,010	5,424	34,698	40,122	11,394
50 Tice Boulevard (O)	1984	1994	19,100	4,500	--	24,720	4,500	24,720	29,220	14,311

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

Burlington County
Burlington
3 Terri Lane (F)	1991	1998	--	652	3,433	1,518	658	4,945	5,603	1,870
5 Terri Lane (F)	1992	1998	--	564	3,792	2,202	569	5,989	6,558	1,875
Moorestown
2 Commerce Drive (F)	1986	1999	--	723	2,893	714	723	3,607	4,330	926
101 Commerce Drive (F)	1988	1998	--	422	3,528	437	426	3,961	4,387	1,230
102 Commerce Drive (F)	1987	1999	--	389	1,554	312	389	1,866	2,255	560
201 Commerce Drive (F)	1986	1998	--	254	1,694	480	258	2,170	2,428	726
202 Commerce Drive (F)	1988	1999	--	490	1,963	723	490	2,686	3,176	839
1 Executive Drive (F)	1989	1998	--	226	1,453	569	228	2,020	2,248	737
2 Executive Drive (F)	1988	2000	--	801	3,206	960	801	4,166	4,967	1,193
101 Executive Drive (F)	1990	1998	--	241	2,262	608	244	2,867	3,111	960
102 Executive Drive (F)	1990	1998	--	353	3,607	371	357	3,974	4,331	1,165
225 Executive Drive (F)	1990	1998	--	323	2,477	366	326	2,840	3,166	930
97 Foster Road (F)	1982	1998	--	208	1,382	392	211	1,771	1,982	538
1507 Lancer Drive (F)	1995	1998	--	119	1,106	51	120	1,156	1,276	360
840 North Lenola Road (F)	1995	1998	--	329	2,366	471	333	2,833	3,166	962
844 North Lenola Road (F)	1995	1998	--	239	1,714	260	241	1,972	2,213	742
915 North Lenola Road (F)	1998	2000	--	508	2,034	286	508	2,320	2,828	556
1245 North Church Street (F)	1998	2001	--	691	2,810	106	691	2,916	3,607	644
1247 North Church Street (F)	1998	2001	--	805	3,269	205	805	3,474	4,279	817
1256 North Church (F)	1984	1998	--	354	3,098	273	357	3,368	3,725	1,120
224 Strawbridge Drive (O)	1984	1997	--	766	4,335	3,191	767	7,525	8,292	2,199
228 Strawbridge Drive (O)	1984	1997	--	766	4,334	3,946	767	8,279	9,046	1,833
232 Strawbridge Drive (O)	1986	2004	--	1,521	7,076	1,935	1,521	9,011	10,532	1,701
2 Twosome Drive (F)	2000	2001	--	701	2,807	18	701	2,825	3,526	612
30 Twosome Drive (F)	1997	1998	--	234	1,954	490	236	2,442	2,678	755
31 Twosome Drive (F)	1998	2001	--	815	3,276	179	815	3,455	4,270	780
40 Twosome Drive (F)	1996	1998	--	297	2,393	314	301	2,703	3,004	953
41 Twosome Drive (F)	1998	2001	--	605	2,459	37	605	2,496	3,101	572
50 Twosome Drive (F)	1997	1998	--	301	2,330	74	304	2,401	2,705	765
West Deptford
1451 Metropolitan Drive (F)	1996	1998	--	203	1,189	30	206	1,216	1,422	389

Essex County
Millburn
150 J.F. Kennedy Parkway (O)	1980	1997	--	12,606	50,425	8,559	12,606	58,984	71,590	19,991

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

Roseland
4 Becker Farm Road (O)	1983	2009	36,281	5,600	38,285	481	5,600	38,766	44,366	906
5 Becker Farm Road (O)	1982	2009	11,111	2,400	11,885	1	2,400	11,886	14,286	329
6 Becker Farm Road (O)	1983	2009	13,214	2,600	15,548	213	2,600	15,761	18,361	415
101 Eisenhower Parkway (O)	1980	1994	--	228	--	15,627	228	15,627	15,855	10,357
103 Eisenhower Parkway (O)	1985	1994	--	--	--	14,762	2,300	12,462	14,762	7,258
105 Eisenhower Parkway (O)	2001	2001	--	4,430	42,898	3,001	--	50,329	50,329	14,769
85 Livingston Avenue (O)	1985	2009	14,158	2,500	14,238	61	2,500	14,299	16,799	343
75 Livingston Avenue (O)	1985	2009	10,113	1,900	6,312	--	1,900	6,312	8,212	295

Hudson County
Jersey City
Harborside Financial Center
Plaza 1 (O)	1983	1996	--	3,923	51,013	27,429	3,923	78,442	82,365	21,128
Harborside Financial Center
Plaza 2 (O)	1990	1996	--	17,655	101,546	19,135	15,070	123,266	138,336	40,570
Harborside Financial Center
Plaza 3 (O)	1990	1996	--	17,655	101,878	18,803	15,070	123,266	138,336	40,571
Harborside Financial Center
Plaza 4A (O)	2000	2000	--	1,244	56,144	8,692	1,244	64,836	66,080	17,614
Harborside Financial Center
Plaza 5 (O)	2002	2002	237,248	6,218	170,682	55,154	5,705	226,349	232,054	49,393
101 Hudson Street (O)	1992	2004	--	45,530	271,376	9,035	45,530	280,411	325,941	43,487

Mercer County
Hamilton Township
3 AAA Drive (O)	1981	2007	--	242	3,218	1,042	242	4,260	4,502	381
100 Horizon Drive (F)	1989	1995	--	205	1,676	218	295	1,804	2,099	669
200 Horizon Drive (F)	1991	1995	--	205	3,027	379	328	3,283	3,611	1,261
300 Horizon Drive (F)	1989	1995	--	379	4,355	1,345	501	5,578	6,079	2,446
500 Horizon Drive (F)	1990	1995	--	379	3,395	779	466	4,087	4,553	1,647
600 Horizon Drive (F)	2002	2002	--	--	7,549	651	685	7,515	8,200	1,331
700 Horizon Drive (O)	2007	2007	--	490	43	16,492	865	16,160	17,025	1,085
2 South Gold Drive (O)	1974	2007	--	476	3,487	388	476	3,875	4,351	297
Princeton
103 Carnegie Center (O)	1984	1996	--	2,566	7,868	2,811	2,566	10,679	13,245	3,703
100 Overlook Center (O)	1988	1997	--	2,378	21,754	4,751	2,378	26,505	28,883	9,212
2 Independence Way (O)	1985	2009		1,300	7,246	35	1,300	7,281	8,581	225
5 Vaughn Drive (O)	1987	1995	--	657	9,800	2,393	657	12,193	12,850	4,949

Middlesex County
East Brunswick
377 Summerhill Road (O)	1977	1997	--	649	2,594	458	649	3,052	3,701	955
Edison
343 Thornall Street (O)	1991	2006	--	6,027	39,101	4,892	6,027	43,993	50,020	6,084
Piscataway
30 Knightsbridge Road,
Building 3 (O)	1977	2004	--	1,030	7,269	339	1,034	7,604	8,638	1,052
30 Knightsbridge Road,
Building 4 (O)	1977	2004	--	1,433	10,121	375	1,428	10,501	11,929	1,454

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

30 Knightsbridge Road,
Building 5 (O)	1977	2004	--	2,979	21,035	10,515	2,979	31,550	34,529	5,419
30 Knightsbridge Road,
Building 6 (O)	1977	2004	--	448	3,161	4,479	448	7,640	8,088	1,161
Plainsboro
500 College Road East (O)	1984	1998	--	614	20,626	1,710	614	22,336	22,950	6,800
South Brunswick
3 Independence Way (O)	1983	1997	--	1,997	11,391	3,230	1,997	14,621	16,618	4,592
Woodbridge
581 Main Street (O)	1991	1997	16,896	3,237	12,949	24,894	8,115	32,965	41,080	9,710

Monmouth County
Middletown
23 Main Street (O)	1977	2005	32,042	4,336	19,544	8,903	4,336	28,447	32,783	5,238
2 Paragon Way (O)	1989	2005	--	999	4,619	854	999	5,473	6,472	876
3 Paragon Way (O)	1991	2005	--	1,423	6,041	1,929	1,423	7,970	9,393	1,268
4 Paragon Way (O)	2002	2005	--	1,961	8,827	(501)	1,961	8,326	10,287	1,100
One River Center,
Building 1 (O)	1983	2004	11,500	3,070	17,414	2,302	2,451	20,335	22,786	3,831
One River Center,
Building 2 (O)	1983	2004	12,900	2,468	15,043	990	2,452	16,049	18,501	2,283
One River Center,
Building 3 (O)	1984	2004	20,500	4,051	24,790	4,506	4,627	28,720	33,347	3,876
100 Willowbrook Road (O)	1988	2005	--	1,264	5,573	975	1,264	6,548	7,812	881
Neptune
3600 Route 66 (O)	1989	1995	--	1,098	18,146	1,482	1,098	19,628	20,726	6,761
Wall Township
1305 Campus Parkway (O)	1988	1995	--	335	2,560	556	335	3,116	3,451	1,152
1325 Campus Parkway (F)	1988	1995	--	270	2,928	788	270	3,716	3,986	1,579
1340 Campus Parkway (F)	1992	1995	--	489	4,621	1,643	489	6,264	6,753	2,278
1345 Campus Parkway (F)	1995	1997	--	1,023	5,703	1,574	1,024	7,276	8,300	2,628
1350 Campus Parkway (O)	1990	1995	--	454	7,134	1,335	454	8,469	8,923	3,192
1433 Highway 34 (F)	1985	1995	--	889	4,321	1,099	889	5,420	6,309	2,055
1320 Wyckoff Avenue (F)	1986	1995	--	255	1,285	295	255	1,580	1,835	477
1324 Wyckoff Avenue (F)	1987	1995	--	230	1,439	279	230	1,718	1,948	592

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

Morris County
Florham Park
325 Columbia Parkway (O)	1987	1994	--	1,564	--	15,381	1,564	15,381	16,945	8,198
Morris Plains
250 Johnson Road (O)	1977	1997	--	2,004	8,016	1,175	2,004	9,191	11,195	3,053
201 Littleton Road (O)	1979	1997	--	2,407	9,627	982	2,407	10,609	13,016	3,398
Morris Township
412 Mt. Kemble Avenue (O)	1985	2004	--	4,360	33,167	11,005	4,360	44,172	48,532	6,906
Parsippany
4 Campus Drive (O)	1983	2001	--	5,213	20,984	2,884	5,213	23,868	29,081	5,502
6 Campus Drive (O)	1983	2001	--	4,411	17,796	3,364	4,411	21,160	25,571	5,227
7 Campus Drive (O)	1982	1998	--	1,932	27,788	4,588	1,932	32,376	34,308	8,832
8 Campus Drive (O)	1987	1998	--	1,865	35,456	4,054	1,865	39,510	41,375	12,783
9 Campus Drive (O)	1983	2001	--	3,277	11,796	17,157	5,842	26,388	32,230	6,736
4 Century Drive (O)	1981	2004	--	1,787	9,575	1,584	1,787	11,159	12,946	1,805
5 Century Drive (O)	1981	2004	--	1,762	9,341	2,138	1,762	11,479	13,241	1,472
6 Century Drive (O)	1981	2004	--	1,289	6,848	3,403	1,289	10,251	11,540	2,274
2 Dryden Way (O)	1990	1998	--	778	420	110	778	530	1,308	153
4 Gatehall Drive (O)	1988	2000	--	8,452	33,929	4,247	8,452	38,176	46,628	9,801
2 Hilton Court (O)	1991	1998	--	1,971	32,007	5,508	1,971	37,515	39,486	10,871
1633 Littleton Road (O)	1978	2002	--	2,283	9,550	163	2,355	9,641	11,996	2,516
600 Parsippany Road (O)	1978	1994	--	1,257	5,594	2,839	1,257	8,433	9,690	3,452
1 Sylvan Way (O)	1989	1998	--	1,689	24,699	1,027	1,021	26,394	27,415	7,891
4 Sylvan Way (O)	1983	2009	14,357	2,400	13,486	--	2,400	13,486	15,886	340
5 Sylvan Way (O)	1989	1998	--	1,160	25,214	2,282	1,161	27,495	28,656	8,960
7 Sylvan Way (O)	1987	1998	--	2,084	26,083	2,092	2,084	28,175	30,259	9,341
22 Sylvan Way (O)	2009	2009	--	14,600	44,392	--	14,600	44,392	58,992	1,302
20 Waterview Boulevard (O)	1988	2009	22,923	4,500	27,246	247	4,500	27,493	31,993	828
35 Waterview Boulevard (O)	1990	2006	19,613	5,133	28,059	247	5,133	28,306	33,439	3,380
5 Wood Hollow Road (O)	1979	2004	--	5,302	26,488	12,453	5,302	38,941	44,243	6,649

Passaic County
Clifton
777 Passaic Avenue (O)	1983	1994	--	--	--	6,750	1,100	5,650	6,750	3,281
Totowa
1 Center Court (F)	1999	1999	--	270	1,824	228	270	2,052	2,322	700
2 Center Court (F)	1998	1998	--	191	--	2,255	191	2,255	2,446	677
11 Commerce Way (F)	1989	1995	--	586	2,986	58	586	3,044	3,630	1,081
20 Commerce Way (F)	1992	1995	--	516	3,108	56	516	3,164	3,680	1,138
29 Commerce Way (F)	1990	1995	--	586	3,092	1,010	586	4,102	4,688	1,842
40 Commerce Way (F)	1987	1995	--	516	3,260	195	516	3,455	3,971	1,213
45 Commerce Way (F)	1992	1995	--	536	3,379	509	536	3,888	4,424	1,531
60 Commerce Way (F)	1988	1995	--	526	3,257	761	526	4,018	4,544	1,499

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

80 Commerce Way (F)	1996	1996	--	227	--	1,168	227	1,168	1,395	379
100 Commerce Way (F)	1996	1996	--	226	--	1,169	227	1,168	1,395	379
120 Commerce Way (F)	1994	1995	--	228	--	1,277	228	1,277	1,505	484
140 Commerce Way (F)	1994	1995	--	229	--	1,276	228	1,277	1,505	484
999 Riverview Drive (O)	1988	1995	--	476	6,024	2,006	1,102	7,404	8,506	2,804

Somerset County
Basking Ridge
222 Mt. Airy Road (O)	1986	1996	--	775	3,636	2,895	775	6,531	7,306	2,075
233 Mt. Airy Road (O)	1987	1996	--	1,034	5,033	1,646	1,034	6,679	7,713	2,950
Bernards
106 Allen Road (O)	2000	2000	--	3,853	14,465	4,091	4,093	18,316	22,409	7,068
Branchburg
51 Imclone Drive (O)	1978	2009	3,899	1,900	3,475	--	1,900	3,475	5,375	94
Bridgewater
721 Route 202/206 (O)	1989	1997	--	6,730	26,919	8,353	6,730	35,272	42,002	10,189
Warren
10 Independence Boulevard (O)	1988	2009	15,339	2,300	15,499	--	2,300	15,499	17,799	431

Union County
Clark
100 Walnut Avenue (O)	1985	1994	19,600	--	--	17,008	1,822	15,186	17,008	8,706
Cranford
6 Commerce Drive (O)	1973	1994	--	250	--	3,025	250	3,025	3,275	2,121
11 Commerce Drive (O)	1981	1994	--	470	--	5,488	470	5,488	5,958	3,958
12 Commerce Drive (O)	1967	1997	--	887	3,549	2,208	887	5,757	6,644	1,972
14 Commerce Drive (O)	1971	2003	--	1,283	6,344	894	1,283	7,238	8,521	1,154
20 Commerce Drive (O)	1990	1994	--	2,346	--	20,555	2,346	20,555	22,901	9,221
25 Commerce Drive (O)	1971	2002	--	1,520	6,186	583	1,520	6,769	8,289	2,108
65 Jackson Drive (O)	1984	1994	--	541	--	6,312	542	6,311	6,853	3,878
New Providence
890 Mountain Road (O)	1977	1997	--	2,796	11,185	5,063	3,765	15,279	19,044	4,675

NEW YORK
New York County
New York
125 Broad Street (O)	1970	2007		50,191	207,002	10,735	50,191	217,737	267,928	19,355

Rockland County
Suffern
400 Rella Boulevard (O)	1988	1995	--	1,090	13,412	3,151	1,090	16,563	17,653	6,125

Westchester County
Elmsford
11 Clearbrook Road (F)	1974	1997	--	149	2,159	474	149	2,633	2,782	889
75 Clearbrook Road (F)	1990	1997	--	2,314	4,716	107	2,314	4,823	7,137	1,561
100 Clearbrook Road (O)	1975	1997	--	220	5,366	1,310	220	6,676	6,896	2,214
125 Clearbrook Road (F)	2002	2002	--	1,055	3,676	(51)	1,055	3,625	4,680	1,254
150 Clearbrook Road (F)	1975	1997	--	497	7,030	1,090	497	8,120	8,617	2,605

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

175 Clearbrook Road (F)	1973	1997	--	655	7,473	952	655	8,425	9,080	2,909
200 Clearbrook Road (F)	1974	1997	--	579	6,620	1,066	579	7,686	8,265	2,631
250 Clearbrook Road (F)	1973	1997	--	867	8,647	1,386	867	10,033	10,900	3,237
50 Executive Boulevard (F)	1969	1997	--	237	2,617	311	237	2,928	3,165	943
77 Executive Boulevard (F)	1977	1997	--	34	1,104	152	34	1,256	1,290	410
85 Executive Boulevard (F)	1968	1997	--	155	2,507	624	155	3,131	3,286	1,081
101 Executive Boulevard (O)	1971	1997	--	267	5,838	851	267	6,689	6,956	2,236
300 Executive Boulevard (F)	1970	1997	--	460	3,609	359	460	3,968	4,428	1,317
350 Executive Boulevard (F)	1970	1997	--	100	1,793	153	100	1,946	2,046	722
399 Executive Boulevard (F)	1962	1997	--	531	7,191	141	531	7,332	7,863	2,351
400 Executive Boulevard (F)	1970	1997	--	2,202	1,846	835	2,202	2,681	4,883	937
500 Executive Boulevard (F)	1970	1997	--	258	4,183	884	258	5,067	5,325	1,899
525 Executive Boulevard (F)	1972	1997	--	345	5,499	930	345	6,429	6,774	2,262
700 Executive Boulevard (L)	N/A	1997	--	970	--	--	970	--	970	--
3 Odell Plaza (O)	1984	2003	--	1,322	4,777	2,301	1,322	7,078	8,400	1,625
5 Skyline Drive (F)	1980	2001	--	2,219	8,916	1,484	2,219	10,400	12,619	3,001
6 Skyline Drive (F)	1980	2001	--	740	2,971	24	740	2,995	3,735	1,100
555 Taxter Road (O)	1986	2000	--	4,285	17,205	5,096	4,285	22,301	26,586	6,311
565 Taxter Road (O)	1988	2000	--	4,285	17,205	3,814	4,233	21,071	25,304	6,268
570 Taxter Road (O)	1972	1997	--	438	6,078	1,146	438	7,224	7,662	2,334
1 Warehouse Lane (I)	1957	1997	--	3	268	248	3	516	519	159
2 Warehouse Lane (I)	1957	1997	--	4	672	113	4	785	789	267
3 Warehouse Lane (I)	1957	1997	--	21	1,948	526	21	2,474	2,495	942
4 Warehouse Lane (I)	1957	1997	--	84	13,393	2,640	85	16,032	16,117	5,431
5 Warehouse Lane (I)	1957	1997	--	19	4,804	1,462	19	6,266	6,285	2,157
6 Warehouse Lane (I)	1982	1997	--	10	4,419	570	10	4,989	4,999	1,532
1 Westchester Plaza (F)	1967	1997	--	199	2,023	154	199	2,177	2,376	706
2 Westchester Plaza (F)	1968	1997	--	234	2,726	245	234	2,971	3,205	989
3 Westchester Plaza (F)	1969	1997	--	655	7,936	697	655	8,633	9,288	2,930
4 Westchester Plaza (F)	1969	1997	--	320	3,729	486	320	4,215	4,535	1,304
5 Westchester Plaza (F)	1969	1997	--	118	1,949	522	118	2,471	2,589	671
6 Westchester Plaza (F)	1968	1997	--	164	1,998	179	164	2,177	2,341	739
7 Westchester Plaza (F)	1972	1997	--	286	4,321	240	286	4,561	4,847	1,473
8 Westchester Plaza (F)	1971	1997	--	447	5,262	960	447	6,222	6,669	2,056
Hawthorne
200 Saw Mill River Road (F)	1965	1997	--	353	3,353	469	353	3,822	4,175	1,268
1 Skyline Drive (O)	1980	1997	--	66	1,711	301	66	2,012	2,078	696
2 Skyline Drive (O)	1987	1997	--	109	3,128	263	109	3,391	3,500	1,099
4 Skyline Drive (F)	1987	1997	--	363	7,513	1,609	363	9,122	9,485	3,232
7 Skyline Drive (O)	1987	1998	--	330	13,013	1,975	330	14,988	15,318	4,515

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

8 Skyline Drive (F)	1985	1997	--	212	4,410	1,797	212	6,207	6,419	2,425
10 Skyline Drive (F)	1985	1997	--	134	2,799	632	134	3,431	3,565	1,081
11 Skyline Drive (F)	1989	1997	--	--	4,788	415	--	5,203	5,203	1,882
12 Skyline Drive (F)	1999	1999	--	1,562	3,254	1,315	1,320	4,811	6,131	1,966
14 Skyline Drive (L)	N/A	2002	--	964	--	16	980	--	980	--
15 Skyline Drive (F)	1989	1997	--	--	7,449	471	--	7,920	7,920	2,672
16 Skyline Drive (L)	N/A	2002	--	850	--	31	881	--	881	--
17 Skyline Drive (O)	1989	1997	--	--	7,269	1,209	--	8,478	8,478	2,915
19 Skyline Drive (O)	1982	1997	--	2,355	34,254	1,162	2,356	35,415	37,771	11,366
Tarrytown
200 White Plains Road (O)	1982	1997	--	378	8,367	1,351	378	9,718	10,096	3,248
220 White Plains Road (O)	1984	1997	--	367	8,112	1,426	367	9,538	9,905	3,169
230 White Plains Road (R)	1984	1997	--	124	1,845	107	124	1,952	2,076	611
White Plains
1 Barker Avenue (O)	1975	1997	--	208	9,629	1,076	207	10,706	10,913	3,568
3 Barker Avenue (O)	1983	1997	--	122	7,864	1,952	122	9,816	9,938	3,712
50 Main Street (O)	1985	1997	--	564	48,105	9,510	564	57,615	58,179	18,882
11 Martine Avenue (O)	1987	1997	--	127	26,833	6,492	127	33,325	33,452	11,371
1 Water Street (O)	1979	1997	--	211	5,382	1,200	211	6,582	6,793	2,443
Yonkers
100 Corporate Boulevard (F)	1987	1997	--	602	9,910	1,424	602	11,334	11,936	3,814
200 Corporate Boulevard
South (F)	1990	1997	--	502	7,575	816	502	8,391	8,893	2,541
250 Corporate Boulevard
South (L)	N/A	2002	--	1,028	--	562	1,139	451	1,590	--
1 Enterprise Boulevard (L)	N/A	1997	--	1,379	--	1	1,380	--	1,380	--
1 Executive Boulevard (O)	1982	1997	--	1,104	11,904	2,499	1,105	14,402	15,507	4,821
2 Executive Plaza (R)	1986	1997	--	89	2,439	3	89	2,442	2,531	788
3 Executive Plaza (O)	1987	1997	--	385	6,256	2,197	385	8,453	8,838	3,380
4 Executive Plaza (F)	1986	1997	--	584	6,134	2,051	584	8,185	8,769	3,012
6 Executive Plaza (F)	1987	1997	--	546	7,246	697	546	7,943	8,489	2,519
1 Odell Plaza (F)	1980	1997	--	1,206	6,815	1,285	1,206	8,100	9,306	2,554
5 Odell Plaza (F)	1983	1997	--	331	2,988	799	331	3,787	4,118	1,163
7 Odell Plaza (F)	1984	1997	--	419	4,418	524	419	4,942	5,361	1,605

PENNSYLVANIA
Chester County
Berwyn
1000 Westlakes Drive (O)	1989	1997	--	619	9,016	517	619	9,533	10,152	3,248
1055 Westlakes Drive (O)	1990	1997	--	1,951	19,046	3,542	1,951	22,588	24,539	8,173

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

1205 Westlakes Drive (O)	1988	1997	--	1,323	20,098	2,644	1,323	22,742	24,065	7,596
1235 Westlakes Drive (O)	1986	1997	--	1,417	21,215	3,661	1,418	24,875	26,293	8,636

Delaware County
Lester
100 Stevens Drive (O)	1986	1996	--	1,349	10,018	3,802	1,349	13,820	15,169	5,014
200 Stevens Drive (O)	1987	1996	--	1,644	20,186	5,549	1,644	25,735	27,379	9,375
300 Stevens Drive (O)	1992	1996	--	491	9,490	1,574	491	11,064	11,555	3,827
Media
1400 Providence Rd,
Center I (O)	1986	1996	--	1,042	9,054	2,260	1,042	11,314	12,356	4,039
1400 Providence Rd,
Center II (O)	1990	1996	--	1,543	16,464	4,195	1,544	20,658	22,202	7,181

Montgomery County
Bala Cynwyd
150 Monument Road (O)	1981	2004	--	2,845	14,780	3,506	2,845	18,286	21,131	2,848
Blue Bell
4 Sentry Parkway (O)	1982	2003	--	1,749	7,721	832	1,749	8,553	10,302	1,281
16 Sentry Parkway (O)	1988	2002	--	3,377	13,511	1,491	3,377	15,002	18,379	4,141
18 Sentry Parkway (O)	1988	2002	--	3,515	14,062	1,658	3,515	15,720	19,235	4,217
King of Prussia
2200 Renaissance Blvd (O)	1985	2002	16,619	5,347	21,453	3,481	5,347	24,934	30,281	6,982
Lower Providence
1000 Madison Avenue (O)	1990	1997	--	1,713	12,559	2,845	1,714	15,403	17,117	4,962
Plymouth Meeting
1150 Plymouth Meeting
Mall (O)	1970	1997	--	125	499	30,424	6,219	24,829	31,048	8,117
Five Sentry Parkway East (O)	1984	1996	--	642	7,992	3,193	642	11,185	11,827	3,011
Five Sentry Parkway West (O)	1984	1996	--	268	3,334	606	268	3,940	4,208	1,191

CONNETICUT
Fairfield County
Norwalk
40 Richards Avenue (O)	1985	1998	--	1,087	18,399	3,655	1,087	22,054	23,141	6,355
Stamford
1266 East Main Street (O)	1984	2002	16,614	6,638	26,567	4,176	6,638	30,743	37,381	7,416

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2009
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

419 West Avenue (F)	1986	1997	--	4,538	9,246	1,466	4,538	10,712	15,250	3,876
500 West Avenue (F)	1988	1997	--	415	1,679	203	415	1,882	2,297	701
550 West Avenue (F)	1990	1997	--	1,975	3,856	77	1,975	3,933	5,908	1,253
600 West Avenue (F)	1999	1999	--	2,305	2,863	839	2,305	3,702	6,007	955
650 West Avenue (F)	1998	1998	--	1,328	--	3,292	1,328	3,292	4,620	995

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue,
NW (O)	1940	1999	--	14,228	18,571	4,775	14,228	23,346	37,574	6,514
1400 L Street, NW (O)	1987	1998	--	13,054	27,423	7,432	13,054	34,855	47,909	10,458

MARYLAND
Prince George’s County
Greenbelt
9200 Edmonston Road (O)	1973/03	2006	4,804	1,547	4,131	256	1,547	4,387	5,934	690
6301 Ivy Lane (O)	1979/95	2006	6,297	5,168	14,706	984	5,168	15,690	20,858	1,987
6303 Ivy Lane (O)	1980/03	2006	--	5,115	13,860	17	5,115	13,877	18,992	1,790
6305 Ivy Lane (O)	1982/95	2006	6,694	5,615	14,420	673	5,615	15,093	20,708	2,160
6404 Ivy Lane (O)	1987	2006	--	7,578	20,785	587	7,578	21,372	28,950	2,970
6406 Ivy Lane (O)	1991	2006	--	7,514	21,152	(178)	7,514	20,974	28,488	2,007
6411 Ivy Lane (O)	1984/05	2006	--	6,867	17,470	1,166	6,867	18,636	25,503	2,627
Lanham
4200 Parliament Place (O)	1989	1998	--	2,114	13,546	621	1,393	14,888	16,281	5,059

Projects Under Development
and Developable Land			--	125,921	12,395		125,921	12,395	138,316	22

Furniture, Fixtures
and Equipment			--			9,358		9,358	9,358	7,779

TOTALS			$755,003	$763,807	$3,640,194	$782,207	$771,794	$4,414,414	$5,186,208	$1,153,223

(a)	The aggregate cost for federal income tax purposes at December 31, 2009 was approximately $3.1 billion.

(b)    Legend of Property Codes:
(O)=Office Property                                                   (R)=Stand-alone Retail Property
(F)=Office/Flex Property                                           (L)=Land Lease
(I)=Industrial/Warehouse Property

(c)      Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

MACK-CALI REALTY CORPORATION
NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2009, 2008 and 2007 are as follows: (dollars in thousands)

	2009	2008	2007
Rental Properties
Balance at beginning of year	$4,963,780	$4,885,429	$4,573,587
Additions	282,122	92,129	378,724
Properties sold	--	--	(47,394)
Retirements/disposals	(59,694)	(13,778)	(19,488)
Balance at end of year	$5,186,208	$4,963,780	$4,885,429

Accumulated Depreciation
Balance at beginning of year	$1,040,778	$ 907,013	$ 796,793
Depreciation expense	155,613	147,543	140,240
Properties sold	--	--	(11,224)
Impairment charge on rental property	(1,009)	--	--
Retirements/disposals	(42,159)	(13,778)	(18,796)
Balance at end of year	$1,153,223	$1,040,778	$ 907,013

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: February 10, 2010                                                                       /s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
  Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William L. Mack	Chairman of the Board	February 10, 2010
William L. Mack

/s/ Mitchell E. Hersh	President and Chief Executive	February 10, 2010
Mitchell E. Hersh	Officer and Director

/s/ Barry Lefkowitz	Executive Vice President and	February10, 2010
Barry Lefkowitz	Chief Financial Officer

/s/ Martin S. Berger	Director	February 10, 2010
Martin S. Berger

/s/ Alan S. Bernikow	Director	February 10, 2010
Alan S. Bernikow

/s/ John R. Cali	Director	February 10, 2010
John R. Cali

/s/ Kenneth M. Duberstein	Director	February 10, 2010
Kenneth M. Duberstein

Name	Title	Date

/s/ Nathan Gantcher	Director	February 10, 2010
Nathan Gantcher

/s/ David S. Mack	Director	February 10, 2010
David S. Mack

/s/ Alan G. Philibosian	Director	February 10, 2010
Alan G. Philibosian

/s/ Irvin D. Reid	Director	February 10, 2010
Irvin D. Reid

/s/ Vincent Tese	Director	February 10, 2010
Vincent Tese

/s/ Roy J. Zuckerberg	Director	February 10, 2010
Roy J. Zuckerberg

MACK-CALI REALTY CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Articles of Restatement of Mack-Cali Realty Corporation dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

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

10.83
Form of Restricted Share Award Agreement effective December 8, 2009 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman, Mark Yeager and Roger W. Thomas (filed as Exhibit 10.1 to the Company's Form 8-K dated December 8, 2009 and incorporated herein by reference).

10.84
Form of Restricted Share Award Agreement effective December 8, 2009 by and between Mack-Cali Realty Corporation and each of William L. Mack, Martin S. Berger, Alan S. Bernikow, John R. Cali, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg (filed as Exhibit 10.2 to the Company's Form 8-K dated December 8, 2009 and incorporated herein by reference).

10.85
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

10.86
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

10.87
Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 16, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.88
Second Modification Agreement dated as of July 14, 2006 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 14, 2006 and incorporated herein by reference).

10.89
Extension and Third Modification Agreement dated as of June 22, 2007 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 22, 2007 and incorporated herein by reference).

10.90
Fourth Modification Agreement dated as of September 21, 2007 by and among Mack Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 21, 2007 and incorporated herein by reference).

10.91
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

10.92
Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.93
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.94
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.95
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.96
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.97
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.98	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.99	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.100
Amended and Restated Mack-Cali Realty Corporation Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.101
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

10.102
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.103
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.104
Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.105
Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.106
First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.107
Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.108
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

10.109
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

10.110
Redemption Agreement by and among Meadowlands Developer Limited Partnership, Meadowlands Developer Holding Corp., Mack-Cali Meadowlands entertainment L.L.C., Mack-Cali Meadowlands Special L.L.C., and Meadowlands Limited Partnership dated November 22, 2006 (filed as Exhibit 10.93 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.111
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

10.112
Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.113
Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.114
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

10.116
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

10.117
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

10.128
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

10.130	Form of Limited Liability Company Operating Agreement (filed as Exhibit 10.3 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.131
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

10.134
Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.135
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

10.136	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.137
Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.138
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.139
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.140
Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007 (filed as Exhibit 10.122 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.141
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

10.142
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

10.145
Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.146
Amended and Restated Loan Agreement by and among One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, collectively, as Borrowers and Gramercy Warehouse Funding I LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.144 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.147
Amended and Restated Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.145 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.148
Limited Liability Company Membership Interest Purchase and Sale Agreement dated April 29, 2009 by and among Gale SLG NJ LLC, Mack-Cali Ventures L.L.C., SLG Gale 55 Corporation LLC and 55 Corporate Partners L.L.C.  (filed as Exhibit 10.146 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.149
Amended and Restated Master Loan Agreement dated as of January 15, 2010 among Mack-Cali Realty, L.P., and Affiliates of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P., as Borrowers, Mack-Cali Realty Corporation and Mack-Cali Realty L.P., as Guarantors and The Prudential Insurance Company of America and VPCM, LLC, as Lenders (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.150
Partial Recourse Guaranty of Mack-Cali Realty, L.P. dated as of January 15, 2010 to The Prudential Insurance Company of America and VPCM, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.151
Form of Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to each of the collateral properties (filed as Exhibit 10.3 to the Company’s Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.152
 Form of Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to each of the collateral properties (filed as Exhibit 10.4 to the Company’s Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.153
Form of Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to each of the collateral properties (filed as Exhibit 10.5 to the Company’s Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.154
 Form of Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to each of the collateral properties (filed as Exhibit 10.6 to the Company’s Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.155
Form of Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of the owners of the Collateral Properties to The Prudential Insurance Company of America and VPCM, LLC with respect to each of the collateral properties  (filed as Exhibit 10.7 to the Company’s Form 8-K dated January 15, 2010 and incorporated herein by reference).

12.1*	Calculation of Ratios of Earnings to Fixed Charges.

12.2*	Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Security Dividends.

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2*	Consent of Cornerstone Accounting Group LLP, independent registered public accounting firm.

Exhibit Number	Exhibit Title

31.1*	Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, and the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*
Mack-Green-Gale LLC and Subsidiaries Consolidated Balance Sheets at December 31, 2008 and 2007 and Consolidated Statements of Operations, Changes in Members' Capital and Cash Flows for the years ended December 31, 2008 and 2007 and for the period from May 9, 2006 (Commencement of Operations) through December 31, 2006, including the report of independent registered public accounting firm.

99.2*
Mack-Green-Gale LLC and Subsidiaries Consolidated Balance Sheet at April 28, 2009 and Consolidated Statements of Operations, Changes in Members' Capital and Cash Flows for the period January 1, 2009 through April 28, 2009 (Date of Consolidation).

*filed herewith