Form 10-Q
period 2010-09-30
MACK CALI REALTY CORP
filed 2010-10-28
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 25, 2010, there were 79,529,859 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of September 30, 2010
		and December 31, 2009	4

		Consolidated Statements of Operations for the three and nine months
		ended September 30, 2010 and 2009	5

		Consolidated Statement of Changes in Equity for the nine months
		ended September 30, 2010	6

		Consolidated Statements of Cash Flows for the nine months
		ended September 30, 2010 and 2009	7

		Notes to Consolidated Financial Statements	8-38

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	39-55

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55-56

	Item 4.	Controls and Procedures	56

Part II	Other Information

	Item 1.	Legal Proceedings	57

	Item 1A.	Risk Factors	57

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

	Item 3.	Defaults Upon Senior Securities	58

	Item 4.	(Removed and Reserved)	58

	Item 5.	Other Information	59

	Item 6.	Exhibits	59

Signatures			60

Exhibit Index			61-80

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

The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
ASSETS	2010	2009
Rental property
Land and leasehold interests	$770,166	$771,794
Buildings and improvements	3,958,379	3,948,509
Tenant improvements	457,040	456,547
Furniture, fixtures and equipment	9,380	9,358
	5,194,965	5,186,208
Less – accumulated depreciation and amortization	(1,247,577)	(1,153,223)
Net investment in rental property	3,947,388	4,032,985
Cash and cash equivalents	105,812	291,059
Investments in unconsolidated joint ventures	36,000	35,680
Unbilled rents receivable, net	124,566	119,469
Deferred charges and other assets, net	212,679	213,674
Restricted cash	18,036	20,681
Accounts receivable, net of allowance for doubtful accounts
of $2,293 and $2,036	14,691	8,089

Total assets	$4,459,172	$4,721,637

LIABILITIES AND EQUITY
Senior unsecured notes	$1,433,191	$1,582,434
Mortgages, loans payable and other obligations	732,969	755,003
Dividends and distributions payable	42,141	42,109
Accounts payable, accrued expenses and other liabilities	106,347	106,878
Rents received in advance and security deposits	49,713	54,693
Accrued interest payable	18,901	37,330
Total liabilities	2,383,262	2,578,447
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
79,528,151 and 78,969,752 shares outstanding	795	789
Additional paid-in capital	2,290,315	2,275,716
Dividends in excess of net earnings	(530,970)	(470,047)
Total Mack-Cali Realty Corporation stockholders’ equity	1,785,140	1,831,458

Noncontrolling interests in subsidiaries:
Operating Partnership	287,890	308,703
Consolidated joint ventures	2,880	3,029
Total noncontrolling interests in subsidiaries	290,770	311,732

Total equity	2,075,910	2,143,190

Total liabilities and equity	$4,459,172	$4,721,637

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2010	2009	2010	2009
Base rents	$150,064	$154,337	$452,449	$455,359
Escalations and recoveries from tenants	26,420	24,717	78,376	77,107
Construction services	16,475	7,761	49,694	16,466
Real estate services	2,014	1,808	5,660	6,450
Other income	2,983	3,524	9,145	9,874
Total revenues	197,956	192,147	595,324	565,256

EXPENSES
Real estate taxes	24,913	23,450	72,986	70,015
Utilities	20,831	17,951	57,066	54,604
Operating services	27,345	24,588	84,099	78,849
Direct construction costs	15,884	7,337	47,588	15,347
General and administrative	8,992	9,816	26,064	30,524
Depreciation and amortization	47,978	51,377	143,942	148,460
Total expenses	145,943	134,519	431,745	397,799
Operating income	52,013	57,628	163,579	167,457

OTHER (EXPENSE) INCOME
Interest expense	(36,941)	(35,744)	(113,347)	(101,445)
Interest and other investment income	34	166	73	549
Equity in earnings (loss) of unconsolidated joint ventures	475	635	213	(6,401)
Gain on reduction of other obligations	--	--	--	1,693
Total other (expense) income	(36,432)	(34,943)	(113,061)	(105,604)
Income from continuing operations	15,581	22,685	50,518	61,853
Discontinued Operations:
Income from discontinued operations	--	104	242	158
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	4,447	--
Total discontinued operations, net	--	104	4,689	158
Net income	15,581	22,789	55,207	62,011
Noncontrolling interest in consolidated joint ventures	108	213	281	980
Noncontrolling interest in Operating Partnership	(2,150)	(3,399)	(7,047)	(9,905)
Noncontrolling interest in discontinued operations	--	(16)	(668)	(24)
Preferred stock dividends	(500)	(500)	(1,500)	(1,500)
Net income available to common shareholders	$13,039	$19,087	$46,273	$51,562

Basic earnings per common share:
Income from continuing operations	$0.16	$0.24	$0.53	$0.71
Discontinued operations	--	--	0.05	--
Net income available to common shareholders	$0.16	$0.24	$0.58	$0.71

Diluted earnings per common share:
Income from continuing operations	$0.16	$0.24	$0.53	$0.71
Discontinued operations	--	--	0.05	--
Net income available to common shareholders	$0.16	$0.24	$0.58	$0.71

Basic weighted average shares outstanding	79,304	78,151	79,161	72,889

Diluted weighted average shares outstanding	92,464	92,245	92,467	87,106

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Additional	Dividends in	Noncontrolling
	Preferred Stock		Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2010	10	$25,000	78,970	$789	$2,275,716	$(470,047)	$311,732	$2,143,190
Net income	--	--	--	--	--	47,773	7,434	55,207
Preferred stock dividends	--	--	--	--	--	(1,500)	--	(1,500)
Common stock dividends	--	--	--	--	--	(107,196)	--	(107,196)
Common unit distributions	--	--	--	--	--	--	(17,690)	(17,690)
Increase in noncontrolling
interests	--	--	--	--	--	--	132	132
Redemption of common units
for common stock	--	--	487	5	11,047	--	(11,052)	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	4	--	121	--	--	121
Stock options exercised	--	--	54	1	1,472	--	--	1,473
Stock compensation	--	--	13	--	2,173	--	--	2,173
Rebalancing of ownership
percent between parent
and subsidiaries	--	--	--	--	(214)	--	214	--
Balance at September 30, 2010	10	$25,000	79,528	$795	$2,290,315	$(530,970)	$290,770	$2,075,910

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009
Net income	$55,207	$62,011
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	143,124	144,819
Depreciation and amortization on discontinued operations	409	1,358
Amortization of stock compensation	2,173	1,700
Amortization of deferred financing costs and debt discount	2,021	2,024
Gain on reduction of other obligations	--	(1,693)
Equity in (earnings) loss of unconsolidated joint venture, net	(213)	6,401
Realized gains on disposition of rental property	(4,447)	--
Distributions of cumulative earnings from unconsolidated
joint ventures	313	2,637
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(5,034)	(4,487)
Increase in deferred charges and other assets, net	(22,964)	(256)
(Increase) decrease in accounts receivable, net	(6,602)	12,670
Increase in accounts payable, accrued expenses
and other liabilities	3,376	2,219
Decrease in rents received in advance and security deposits	(4,980)	(1,628)
Decrease in accrued interest payable	(18,429)	(11,209)

Net cash provided by operating activities	$143,954	$216,566

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(47,175)	$(57,308)
Repayment of notes receivable	--	11,441
Investment in unconsolidated joint ventures	(833)	(4,465)
Distributions in excess of cumulative earnings from unconsolidated
joint ventures	438	518
Decrease (increase) in restricted cash	1,292	(8,001)

Net cash used in investing activities	$(46,278)	$(57,815)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	--	$337,000
Repayment of revolving credit facility and money market loans	--	(498,000)
Proceeds from senior unsecured notes	--	246,238
Repayments of senior unsecured notes	$(150,000)	(199,724)
Proceeds from mortgages and loans payable	--	81,500
Repayment of mortgages, loans payable and other obligations	(6,032)	(9,619)
Payment of financing costs	(2,010)	(2,660)
Proceeds from offering of Common Stock	--	274,826
Proceeds from stock options exercised	1,473	421
Payment of dividends and distributions	(126,354)	(131,198)

Net cash (used in) provided for financing activities	$(282,923)	$98,784

Net (decrease) increase in cash and cash equivalents	$(185,247)	$257,535
Cash and cash equivalents, beginning of period	291,059	21,621

Cash and cash equivalents, end of period	$105,812	$279,156

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of September 30, 2010, the Company owned or had interests in 287 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 32.9 million square feet, which are comprised of 275 buildings, primarily office and office/flex buildings totaling approximately 32.5 million square feet (which include 19 buildings, primarily office buildings aggregating approximately 2.1 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $67,959,000 and $107,226,000 as of September 30, 2010 and December 31, 2009, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.  The Company’s estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.  See Note 4: Investments in Unconsolidated Joint Ventures.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $646,000 and $681,000 for the three months ended September 30, 2010 and 2009, respectively, and $2,021,000 and $2,024,000 for the nine months ended September 30, 2010 and 2009, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $872,000 and $939,000 for the three months ended September 30, 2010 and 2009, respectively and $2,728,000 and $2,739,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2005 forward.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at September 30, 2010 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (79,528,337 shares), and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (13,007,668 common units) for all such holders of record as of October 5, 2010 with respect to the third quarter 2010.  The third quarter 2010 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.45 per common share and unit were approved by the Board of Directors on September 15, 2010.  The common stock dividends and common unit distributions payable were paid on October 8, 2010.  The preferred stock dividends payable were paid on October 15, 2010.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $626,000, and $517,000 for the three months ended September 30, 2010 and 2009, respectively, and $1,869,000 and $1,551,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

The venture has a mortgage loan with a balance as of September 30, 2010 of $66.5 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of September 30, 2010 of $5.9 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.9 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a loan in an amount not to exceed $22.0 million with a commercial bank collateralized by the office property.  The loan (with a balance as of September 30, 2010 of $20.5 million), carries an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 125 basis points and matures in April 2011.  LIBOR was 0.26 percent at September 30, 2010.  On January 26, 2010, the venture sold a vacant land parcel it had owned for approximately $1.7 million.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $24,000 and $25,100 in fees for such services during the three months ended September 30, 2010 and 2009, respectively, and $72,000 and $73,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

On April 29, 2009, the Company acquired the remaining interests in Mack-Green from SL Green.  As a result, the Company owns 100 percent of Mack-Green.  Additionally, on April 29, 2009, the mortgage loans with Gramercy on the Portfolio Properties (the “Gramercy Agreement”) were modified to provide for, among other things, interest to accrue at the current rate of LIBOR plus 275 basis points per annum, with the interest pay rate capped at 3.15 percent per annum.  Under the Gramercy Agreement, the payment of debt service is subordinate to the payment of operating expenses.  Interest at the pay rate is payable only out of funds generated by the Portfolio Properties and only to the extent that the Portfolio Properties’ operating expenses have been paid, with any accrued unpaid interest above the pay rate serving to increase the balance of the amounts due at the termination of the agreement.  Any excess funds after payment of debt service generally will be escrowed and available for future capital and leasing costs, as well as to cover future cash flow shortfalls, as appropriate.  The Gramercy Agreement terminates on May 9, 2011.  Approximately six months in advance of the end of the term of the Gramercy Agreement, the Portfolio Entities are to provide estimates of each property’s fair market value (“FMV”).  Gramercy has the right to accept or reject the FMV.  If Gramercy rejects the FMV, Gramercy must market the property for sale in cooperation with the Portfolio Entities and must approve the ultimate sale.  However, Gramercy has no obligation to market a Portfolio Property if the FMV is less than the allocated amount due, including accrued, unpaid interest. If any Portfolio Property is not sold, the Portfolio Entities have agreed to give a deed in lieu of foreclosure, unless the FMV was equal to or greater than the allocated amount due for such Portfolio Property, in which case they can elect to have that Portfolio Property released by paying the FMV.  If Gramercy accepts the FMV, the Portfolio Property will be released from the Gramercy Agreement upon payment of the FMV.  Under the direction of Gramercy, the Company continues to perform management, leasing, and construction services for the Portfolio Properties at market terms.  The Portfolio Entities have a participation interest which provides for sharing 50 percent of any amount realized in excess of the allocated amounts due for each Portfolio Property.

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

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $223,000 and $299,000 in income (net of $0 and $0 in direct costs) for such services in the three months ended September 30, 2010 and 2009, respectively, and $690,000 and $1.9 million in income (net of $0 and $1.1 million in direct costs) for the nine months ended September 30, 2010 and 2009, respectively.

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

GE Gale has a mortgage loan with a balance of $49.9 million at September 30, 2010.  The loan bears interest at a rate of LIBOR plus 275 basis points and matures on January 9, 2011.

The Company performs management, leasing, and other services for PFV and recognized $371,000 and $236,000 in income for such services in the three months ended September 30, 2010 and 2009, respectively, and $992,000 and $758,000 in income for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $71,000 and $59,000 in income for the three months ended September 30, 2010 and 2009, respectively, and $213,300 and $181,000 in income for the nine months ended September 30, 2010 and 2009, respectively.

12 VREELAND ASSOCIATES, L.L.C.
On September 8, 2006, the Company entered into a joint venture with a Gale Affiliate to form M-C Vreeland, LLC (“M-C Vreeland”).  M-C Vreeland was formed for the sole purpose of acquiring a Gale Affiliate’s 50 percent membership interest in 12 Vreeland Associates, L.L.C., an entity owning an office property located at 12 Vreeland Road, Florham Park, New Jersey.

The operating agreement of M-C Vreeland provides, among other things, for the Gale Participation Rights (of which Mark Yeager, a former executive vice president of the Company, has a direct 15 percent interest).

The office property at 12 Vreeland is a 139,750 square foot office building.  The property is subject to a fully-amortizing mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of September 30, 2010 the outstanding balance on the mortgage note was $3.8 million.

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

One Jefferson has a loan in an amount not to exceed $21 million (with a balance of $19.6 million at September 30, 2010), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2011.

The Company performs management, leasing and other services for Gale Jefferson and recognized $336,000 and $0 in income (net of $1.3 million and $123,000 in direct costs) for such services for the three months ended September 30, 2010 and 2009, respectively, and $467,500 and $188,000 in income (net of $5.3 million and $587,000 in direct costs) for the nine months ended September 30, 2010 and 2009, respectively.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2010 and December 31, 2009. (dollars in thousands)

	September 30, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 9,100	$ 65,595	$ 23,782	$ 66,869	$ 36,708	--	$ 14,375	--	--	$ 216,429
Other assets	836	9,712	5,985	9,700	20,954	$ 1,879	889	$ 46,216	$ 2,353	98,524
Total assets	$ 9,936	$ 75,307	$ 29,767	$ 76,569	$ 57,662	$ 1,879	$ 15,264	$ 46,216	$ 2,353	$ 314,953
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 72,426	$ 20,509	$ 77,758	$ 49,866	--	$ 3,841	--	--	$ 224,400
Other liabilities	$ 533	4,106	30	2,218	2,458	--	--	--	--	9,345
Partners’/members’
capital (deficit)	9,403	(1,225)	9,228	(3,407)	5,338	$ 1,879	11,423	$ 46,216	$ 2,353	81,208
Total liabilities and
partners’/members’
capital (deficit)	$ 9,936	$ 75,307	$ 29,767	$ 76,569	$ 57,662	$ 1,879	$ 15,264	$ 46,216	$ 2,353	$ 314,953
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,624	$ 593	$ 4,452	--	$ 1,320	$ 1,221	$ 9,743	$ 13,085	$ 962	$ 36,000

	December 31, 2009
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 9,560	$ 61,836	$ 24,884	$ 73,037	$ 38,739	--	$ 15,265	--	--	$ 223,321
Other assets	997	15,255	4,623	8,631	21,937	$ 1,998	1,068	$ 45,884	$ 1,780	102,173
Total assets	$ 10,557	$ 77,091	$ 29,507	$ 81,668	$ 60,676	$ 1,998	$ 16,333	$ 45,884	$ 1,780	$ 325,494
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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended September 30, 2010 and 2009.  (dollars in thousands)

	Three Months Ended September 30, 2010
	Plaza		Red Bank			Princeton			Boston-
	VIII & IX	Harborside	Corporate		Gramercy	Forrestal	Gale	12	Downtown	Gale	Route 93	Combined
	Associates	South Pier	Plaza	M-G-G	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Portfolio	Total
Total revenues	$221	$9,916	$827	--	$2,692	$3,149	$66	$603	--	--	--	$17,474
Operating and other	(58)	(6,751)	(263)	--	(1,464)	(1,954)	--	(57)	$(381)	$16	--	(10,912)
Depreciation and amortization	(154)	(1,307)	(225)	--	(1,106)	(790)	--	(316)	--	--	--	(3,898)
Interest expense	--	(1,134)	(83)	--	(606)	(422)	--	(72)	--	--	--	(2,317)

Net income	$9	$724	$256	--	$(484)	$(17)	$66	$158	$(381)	$16	--	$347
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$5	$361	$128	--	--	$(11)	$22	$79	$(114)	$5	--	$475

	Three Months Ended September 30, 2009
	Plaza		Red Bank			Princeton			Boston-
	VIII & IX	Harborside	Corporate		Gramercy	Forrestal	Gale	12	Downtown	Gale	Route 93	Combined
	Associates	South Pier	Plaza	M-G-G	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Portfolio	Total
Total revenues	$232	$9,334	$808	$3,213	--	$2,856	$3	$594	--	--	$466	$17,506
Operating and other	(52)	(6,112)	(230)	(1,924)	--	(1,976)	--	(12)	$(706)	--	(516)	(11,528)
Depreciation and amortization	(153)	(1,045)	(153)	(1,211)	--	(842)	--	(128)	--	--	(297)	(3,829)
Interest expense	--	(1,154)	(85)	(781)	--	(436)	--	(106)	--	--	(38)	(2,600)

Net income	$27	$1,023	$340	$(703)	--	$(398)	$3	$348	$(706)	--	$(385)	$(451)
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$13	$511	$170	--	--	$(87)	$66	$174	$(212)	--	--	$635

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the nine months ended September 30, 2010 and 2009.  (dollars in thousands)

	Nine Months Ended September 30, 2010
	Plaza		Red Bank			Princeton			Boston-
	VIII & IX	Harborside	Corporate		Gramercy	Forrestal	Gale	12	Downtown	Gale	Route 93	Combined
	Associates	South Pier	Plaza	M-G-G	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Portfolio	Total
Total revenues	$673	$24,300	$3,407	--	$17,200	$9,577	$188	$1,593	--	--	--	$56,938
Operating and other	(154)	(17,627)	(694)	--	(4,453)	(5,515)	--	(147)	$(890)	$(136)	--	(29,616)
Depreciation and amortization	(460)	(3,742)	(676)	--	(3,058)	(2,509)	--	(947)	--	--	--	(11,392)
Interest expense	--	(3,320)	(252)	--	(1,887)	(1,274)	--	(211)	--	--	--	(6,944)

Net income	$59	$(389)	$1,785	--	$7,802	$279	$188	$288	$(890)	$(136)	--	$8,986
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$30	$(267)	$511	--	--	$36	$64	$144	$(267)	$(38)	--	$213

	Nine Months Ended September 30, 2009
	Plaza		Red Bank			Princeton			Boston-
	VIII & IX	Harborside	Corporate		Gramercy	Forrestal	Gale	12	Downtown	Gale	Route 93	Combined
	Associates	South Pier	Plaza	M-G-G	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Portfolio	Total
Total revenues	$619	$25,002	$2,421	$22,851	--	$9,262	$38	$1,786	--	--	$2,153	$64,132
Operating and other	(146)	(16,921)	(688)	(10,052)	--	(5,149)	--	(47)	$(9,564)	--	(2,487)	(45,054)
Depreciation and amortization	(459)	(3,130)	(450)	(8,466)	--	(3,074)	--	(383)	--	--	(1,206)	(17,168)
Interest expense	--	(3,459)	(257)	(6,057)	--	(1,361)	--	(340)	--	--	(649)	(12,123)

Net income	$14	$1,492	$1,026	$(1,724)	--	$(322)	$38	$1,016	$(9,564)	--	$(2,189)	$(10,213)
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$7	$2,008	$513	$(916)	--	$(159)	$107	$508	$(4,115)	--	$(4,354)	$(6,401)

5.	DEFERRED CHARGES AND OTHER ASSETS

	September 30,	December 31,
(dollars in thousands)	2010	2009
Deferred leasing costs	$234,599	$229,725
Deferred financing costs	28,743	26,733
	263,342	256,458
Accumulated amortization	(123,729)	(119,267)
Deferred charges, net	139,613	137,191
In-place lease values, related intangible and other assets, net	38,140	49,180
Prepaid expenses and other assets, net	34,926	27,303

Total deferred charges and other assets, net	$212,679	$213,674

6.	DISCONTINUED OPERATIONS

On June 1, 2010, the Company disposed of its 150,050 square foot office property located at 105 Challenger Road in Ridgefield Park, New Jersey and recorded a gain on the disposal of the office property of approximately $4.4 million.  The Company has presented this property as discontinued operations in its statement of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the three and nine month periods ended September 30, 2010 and 2009:  (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	--	$1,470	$2,255	$4,365
Operating and other expenses	--	(610)	(1,173)	(1,946)
Depreciation and amortization	--	(453)	(409)	(1,358)
Interest expense (net of interest income)	--	(303)	(431)	(903)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	--	104	242	158
Realized gains (losses) and unrealized losses on
disposition of rental property, net	--	--	4,447	--

Total discontinued operations, net	--	$ 104	$4,689	$ 158

7.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	September 30,	December 31,	Effective
	2010	2009	Rate (1)
5.050% Senior Unsecured Notes, due April 15, 2010 (2)	--	$149,984	5.265%
7.835% Senior Unsecured Notes, due December 15, 2010	$ 15,000	15,000	7.950%
7.750% Senior Unsecured Notes, due February 15, 2011	299,944	299,814	7.930%
5.250% Senior Unsecured Notes, due January 15, 2012	99,744	99,599	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	93,823	93,455	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,834	25,751	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,923	99,901	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,809	200,989	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,602	149,533	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,408	200,464	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	248,104	247,944	8.017%

Total Senior Unsecured Notes	$1,433,191	$1,582,434

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

As of September 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Money Market Loan.

9.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of September 30, 2010, 31 of the Company’s properties, with a total book value of approximately $973,581,000, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2010 and December 31, 2009 is as follows: (dollars in thousands)

	Effective
		Interest	September 30,	December 31,
Property Name	Lender	Rate (a)	2010	2009	Maturity
105 Challenger Road (b)	Archon Financial CMBS	6.235%	--	$ 19,408	--
2200 Renaissance Boulevard	Wachovia CMBS	5.888%	$ 16,285	16,619	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.015%	16,223	16,614	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%	4,687	4,804	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%	6,531	6,693	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	11,389	11,735	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%	6,152	6,297	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	19,411	19,613	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.220%	61,013	60,409	08/11/14
4 Sylvan	Wachovia CMBS	10.190%	14,385	14,357	08/11/14
10 Independence	Wachovia CMBS	12.440%	15,536	15,339	08/11/14
4 Becker	Wachovia CMBS	9.550%	36,885	36,281	05/11/16
5 Becker	Wachovia CMBS	12.830%	11,472	11,111	05/11/16
210 Clay	Wachovia CMBS	13.420%	11,381	11,138	05/11/16
51 Imclone	Wachovia CMBS	8.390%	3,894	3,899	05/11/16
Various (c)	Prudential Insurance	6.332%	150,000	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	31,667	32,042	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%	235,220	237,248	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	19,491	19,600	02/01/19
One River Center (d)	Guardian Life Insurance Co.	7.311%	44,650	44,900	02/01/19
581 Main Street	Valley National Bank	6.935% (e)	16,697	16,896	07/01/34

Total mortgages, loans payable and other obligations			$732,969	$755,003

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
(e)  The coupon interest rate will be reset at the end of year 10 (2019) and year 20 (2029) at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2010 and 2009 was $127,257,000 and $109,718,000, respectively.  Interest capitalized by the Company for the nine months ended September 30, 2010 and 2009 was $1,327,000 and $1,104,000, respectively.

SUMMARY OF INDEBTEDNESS
As of September 30, 2010, the Company’s total indebtedness of $2,166,160,000 (weighted average interest rate of 6.81 percent) was comprised of all fixed rate debt.  As of December 31, 2009, the Company’s total indebtedness of $2,337,437,000 (weighted average interest rate of 6.61 percent) was comprised of all fixed rate debt.

10.      EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  The Company did not recognize any expense for the 401(k) Plan for each of the three months ended September 30, 2010 and 2009, respectively and for each of the nine months ended September 30, 2010 and 2009, respectively.

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

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at September 30, 2010 and December 31, 2009.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2010 and December 31, 2009.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $2.3 billion and $2.4 billion as compared to the book value of approximately $2.2 billion and $2.3 billion as of September 30, 2010 and December 31, 2009, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

12.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Harborside Financial Center
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined.  Total Project costs, as defined, are $49.5 million.  The PILOT totaled $407,000 and $250,000 for the three months ended September 30, 2010 and 2009, respectively, and $958,000 and $751,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $170.9 million.  The PILOT totaled $1.3 million and $798,000 for the three months ended September 30, 2010 and 2009, respectively, and $3.0 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2010, are as follows: (dollars in thousands)

Year	Amount
October 1 through December 31, 2010	$ 114
2011	375
2012	367
2013	351
2014	367
2015 through 2084	17,060

Total	$18,634

Ground lease expense incurred by the Company during the three months ended September 30, 2010 and 2009 amounted to $102,000, and $181,000, respectively, and $388,000 and $550,000 for the nine months ended September 30, 2010 and 2009, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $133.8 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  130 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

The Company had been obligated to acquire from an entity (the “Florham Entity”) whose beneficial owners include Stanley C. Gale and Mark Yeager, a former executive vice president of the Company, a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million. In the event the acquisition of the Florham Park Land did not close by May 9, 2010, subject to certain conditions, the Florham Entity would have been obligated to pay certain deferred costs and an additional $1 million to the Company at that time.  On May 10, 2010, the parties agreed that the Company would not be obligated to purchase the land and the total amount due to the Company was reduced to $840,000, of which $351,000 is due in May 2015.

Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause the Company to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the 205,000 square foot building commenced in 2009 and is expected to be delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $35.1 million through September 30, 2010.)

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

Future minimum rentals to be received under non-cancelable operating leases at September 30, 2010 are as follows (dollars in thousands):

Year	Amount
October 1 through December 31, 2010	$148,490
2011	573,302
2012	520,463
2013	440,338
2014	370,387
2015 and thereafter	1,290,419

Total	$3,343,399

14.	MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At September 30, 2010, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the preferred units of the Operating Partnership (See Note 15: Noncontrolling interests in subsidiaries).

The Series C Preferred Stock is redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through September 30, 2010 under the Repurchase Program (none of which has occurred in 2009 and the nine months ended September 30, 2010.)  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through September 30, 2010 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in September 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of September 30, 2010 and December 31, 2009, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 2.0 and 2.5 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding at January 1, 2010	352,184	$28.74	$2,055
Exercised	(54,408)	27.07
Lapsed or canceled	(1,000)	26.75
Outstanding at September 30, 2010 ($26.31 – $45.47)	296,776	$29.05	$ 1,087
Options exercisable at September 30, 2010	296,776
Available for grant at September 30, 2010	2,500,000

Cash received from options exercised under all stock option plans was $960,000 and $421,000 for the three month ended September 30, 2010 and 2009, respectively, and $1,473,000 and $421,000 for the nine months ended September 30, 2010 and 2009, respectively.  The total intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $203,000 and $102,000 respectively, and $344,000 and $102,000 for the nine months ended September 30, 2010 and 2009, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 216,802 unvested shares were outstanding as of September 30, 2010.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 137,932 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2010	323,088	$36.58
Granted	36,200	35.40
Vested	(119,008)	34.63
Forfeited	(23,478)	35.70
Outstanding at September 30, 2010	216,802	$37.55

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

During the nine months ended September 30, 2010 and 2009, 9,411 and 12,105 deferred stock units were earned, respectively.  As of September 30, 2010 and 2009, there were 81,136 and 68,556 director stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended September 30, 2010 and 2009 in accordance with ASC 260, Earnings Per Share:  (dollars in thousands)

	Three Months Ended
	September 30,
Computation of Basic EPS	2010	2009
Income from continuing operations	$15,581	$22,685
Add: Noncontrolling interest in consolidated joint ventures	108	213
Deduct: Noncontrolling interest in operating partnership	(2,150)	(3,399)
Deduct: Preferred stock dividends	(500)	(500)
Income from continuing operations available to common shareholders	13,039	18,999
Income from discontinued operations available to common shareholders	--	88
Net income available to common shareholders	$13,039	$19,087

Weighted average common shares	79,304	78,151

Basic EPS:
Income from continuing operations available to common shareholders	$0.16	$0.24
Income from discontinued operations available to common shareholders	--	--
Net income available to common shareholders	$0.16	$0.24

	Three Months Ended
	September 30,
Computation of Diluted EPS	2010	2009
Income from continuing operations available to common shareholders	$13,039	$18,999
Add: Income from continuing operations attributable to common units	2,150	3,399
Income from continuing operations for diluted earnings per share	15,189	22,398
Income from discontinued operations for diluted earnings per share	--	104
Net income available to common shareholders	$15,189	$22,502

Weighted average common shares	92,464	92,245

Diluted EPS:
Income from continuing operations available to common shareholders	$0.16	$0.24
Income from discontinued operations available to common shareholders	--	--
Net income available to common shareholders	$0.16	$0.24

The following information presents the Company’s results for the nine months ended September 30, 2010 and 2009 in accordance with ASC 260, Earnings Per Share:  (dollars in thousands)

	Nine Months Ended
	September 30,
Computation of Basic EPS	2010	2009
Income from continuing operations	$50,518	$61,853
Add: Noncontrolling interest in consolidated joint ventures	281	980
Deduct: Noncontrolling interest in operating partnership	(7,047)	(9,905)
Deduct: Preferred stock dividends	(1,500)	(1,500)
Income from continuing operations available to common shareholders	42,252	51,428
Income from discontinued operations available to common shareholders	4,021	134
Net income available to common shareholders	$46,273	$51,562

Weighted average common shares	79,161	72,889

Basic EPS:
Income from continuing operations available to common shareholders	$0.53	$0.71
Income from discontinued operations available to common shareholders	0.05	--
Net income available to common shareholders	$0.58	$0.71

	Nine Months Ended
	September 30,
Computation of Diluted EPS	2010	2009
Income from continuing operations available to common shareholders	$42,252	$51,428
Add: Income from continuing operations attributable to common units	7,047	9,905
Income from continuing operations for diluted earnings per share	49,299	61,333
Income from discontinued operations for diluted earnings per share	4,689	158
Net income available to common shareholders	$53,988	$61,491

Weighted average common shares	92,467	87,106

Diluted EPS:
Income from continuing operations available to common shareholders	$0.53	$0.71
Income from discontinued operations available to common shareholders	0.05	--
Net income available to common shareholders	$0.58	$0.71

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic EPS shares	79,304	78,151	79,161	72,889
Add:Operating Partnership – common units	13,073	13,982	13,196	14,170
Stock options	32	19	47	--
Restricted Stock Awards	55	93	63	47
Diluted EPS Shares	92,464	92,245	92,467	87,106

Unvested restricted stock outstanding as of September 30, 2010 and 2009 were 216,802 and 301,418, respectively.

The following are dividends declared per share of Common Stock for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Dividends declared per common share	$0.45	$0.45	$1.35	$1.35

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the nine months ended September 30, 2010.

Common
Units
Balance at January 1, 2010	13,495,036
Redemption of common units for shares
of Common Stock	(487,368)

Balance at September 30, 2010	13,007,668

Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2010, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.2 million as of September 30, 2010.

NONCONTROLLING INTEREST OWNERSHIP
As of September 30, 2010 and December 31, 2009, the noncontrolling interest common unitholders owned 14.1 percent and 14.6 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES
The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold noncontrolling interests in these ventures.

16.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three and nine months ended September 30, 2010 and 2009.  The Company had no long lived assets in foreign locations as of September 30, 2010 and December 31, 2009.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and nine months ended September 30, 2010 and 2009 and selected asset information as of September 30, 2010 and December 31, 2009 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
September 30, 2010	$181,030	$16,733	$ 193	$197,956
September 30, 2009	183,435	8,188	524	192,147
Nine months ended:
September 30, 2010	$546,382	$50,173	$(1,231)	$595,324
September 30, 2009	546,443	25,692	(6,879)	565,256

Total operating and interest expenses(a):
Three months ended:
September 30, 2010	$ 73,433	$16,629	$44,810	$134,872	(e)
September 30, 2009	67,944	8,005	42,771	118,720	(f)
Nine months ended:
September 30, 2010	$213,139	$49,723	$138,215	$401,077	(g)
September 30, 2009	197,409	25,476	127,350	350,235	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
September 30, 2010	$ 475	--	--	$ 475
September 30, 2009	548	--	$ 87	635
Nine months ended:
September 30, 2010	$ 213	--	--	$ 213
September 30, 2009	(6,401)	--	--	(6,401)

Net operating income (b):
Three months ended:
September 30, 2010	$108,072	$ 104	$(44,617)	$ 63,559	(e)
September 30, 2009	116,039	183	(42,160)	74,062	(f)
Nine months ended:
September 30, 2010	$333,456	$ 450	$(139,446)	$194,460	(g)
September 30, 2009	342,633	216	(134,229)	208,620	(h)

Total assets:
September 30, 2010	$4,428,346	$18,692	$12,134	$4,459,172
December 31, 2009	4,512,974	12,015	196,648	4,721,637

Total long-lived assets (c):
September 30, 2010	$4,106,961	--	$ 993	$4,107,954
December 31, 2009	4,189,276	--	(1,142)	4,188,134

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

(e) Excludes $47,978 of depreciation and amortization.
(f) Excludes $51,377 of depreciation and amortization.
(g) Excludes $143,942 of depreciation and amortization.
(h) Excludes $148,460 of depreciation and amortization

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 89.0 percent at September 30, 2010 as compared to 88.9 percent at June 30, 2010 and 90.0 percent at September 30, 2009.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of September 30, 2010, June 30, 2010 and September 30, 2009 aggregate 105,001, 154,534 and 44,450 square feet, respectively, or 0.3, 0.5 and 0.1 percentage of the net rentable square footage, respectively.  The Company believes that vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2011 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The Company expects that the impact of the current state of the economy, including high unemployment and the unprecedented volatility in the financial and credit market, will continue to have a negative effect on the fundamentals of its business, including lower occupancy, reduced effective rents, and increases in defaults and past due accounts.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand:

•	real estate transactions;
•	critical accounting policies and estimates;
•	results of operations for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009;
•	liquidity and capital resources.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended September 30, 2010 and 2009 was $0.6 million and $0.3 million, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.  The Company’s estimates of value for each investment (particularly in commercial real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2010 (“2010”), as compared to the three and nine months ended September 30, 2009 (“2009”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2009 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2008 (for the nine-month period comparisons), excluding properties sold or held for sale through September 30, 2010, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations, or initially consolidated by the Company, from July 1, 2009 through September 30, 2010 (for the three-month period comparisons), and which represent all properties acquired by the Company commencing initial operations, or initially consolidated by the Company from January 1, 2009 through September 30, 2010 (for the nine month period comparisons).

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2010	2009	Change	Change
Revenue from rental operations and other:
Base rents	$150,064	$154,337	$(4,273)	(2.8)%
Escalations and recoveries from tenants	26,420	24,717	1,703	6.9
Other income	2,983	3,524	(541)	(15.4)
Total revenues from rental operations	179,467	182,578	(3,111)	(1.7)

Property expenses:
Real estate taxes	24,913	23,450	1,463	6.2
Utilities	20,831	17,951	2,880	16.0
Operating services	27,345	24,588	2,757	11.2
Total property expenses	73,089	65,989	7,100	10.8

Non-property revenues:
Construction services	16,475	7,761	8,714	112.3
Real estate services	2,014	1,808	206	11.4
Total non-property revenues	18,489	9,569	8,920	93.2

Non-property expenses:
Direct construction costs	15,884	7,337	8,547	116.5
General and administrative	8,992	9,816	(824)	(8.4)
Depreciation and amortization	47,978	51,377	(3,399)	(6.6)
Total non-property expenses	72,854	68,530	4,324	6.3
Operating income	52,013	57,628	(5,615)	(9.7)
Other (expense) income:
Interest expense	(36,941)	(35,744)	(1,197)	(3.3)
Interest and other investment income	34	166	(132)	(79.5)
Equity in earnings (loss) of unconsolidated joint ventures	475	635	(160)	(25.2)
Total other (expense) income	(36,432)	(34,943)	(1,489)	(4.3)

Income from continuing operations	15,581	22,685	(7,104)	(31.3)
Discontinued Operations:
Income from discontinued operations	--	104	(104)	(100.0)
Total discontinued operations, net	--	104	(104)	(100.0)
Net income	15,581	22,789	(7,208)	(31.6)
Noncontrolling interest in consolidated joint ventures	108	213	(105)	(49.3)
Noncontrolling interest in Operating Partnership	(2,150)	(3,399)	1,249	36.7
Noncontrolling interest in discontinued operations	--	(16)	16	100.0
Preferred stock dividends	(500)	(500)	--	--
Net income available to common shareholders	$13,039	$19,087	$(6,048)	(31.7)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(4,273)	(2.8)%	$(4,273)	(2.8)%	--	--
Escalations and recoveries
from tenants	1,703	6.9	1,703	6.9	--	--
Other income	(541)	(15.4)	(541)	(15.4)	--	--
Total	$(3,111)	(1.7)%	$(3,111)	(1.7)%	--	--

Property expenses:
Real estate taxes	$1,463	6.2%	$1,463	6.2%	--	--
Utilities	2,880	16.0	2,880	16.0	--	--
Operating services	2,757	11.2	2,757	11.2	--	--
Total	$7,100	10.8%	$7,100	10.8%	--	--

OTHER DATA:
Number of Consolidated Properties	267		267		--
(excluding properties held for sale):
Square feet (in thousands)	30,796		30,796		--

Base rents for the Same-Store Properties decreased $4.3 million, or 2.8 percent, for 2010 as compared to 2009 due primarily to decreased occupancy and rental rates.  Escalations and recoveries from tenants for the Same-Store Properties increased $1.7 million, or 6.9 percent, for 2010 over 2009, due primarily to higher property expenses in 2010 as compared to 2009.  Other income for the Same-Store Properties decreased $0.5 million, or 15.4 percent, for 2010 as compared to 2009, due primarily to a decrease in tenant extra services in 2010.

Real estate taxes on the Same-Store Properties increased $1.5 million, or 6.2 percent, for 2010 as compared to 2009, due primarily to increased tax rates in 2010.  Utilities for the Same-Store Properties increased $2.9 million, or 16.0 percent, for 2010 as compared to 2009, due primarily to increased usage and rates in 2010 as compared to 2009.  Operating services for the Same-Store Properties increased $2.8 million, or 11.2 percent, due primarily to increases in insurance and maintenance costs and property management salaries and related expenses for 2010 as compared to 2009.

Construction services revenue increased $8.7 million, or 112.3 percent, in 2010 as compared to 2009, due to increased construction contracts in late 2009 and 2010.  Real estate services revenue increased by $0.2 million, or 11.4 percent, for 2010 as compared to 2009, due primarily to an increase in commissions income of $0.3 million partially offset by a decrease in management fees and related salary reimbursements of $0.1 million for 2010 as compared to 2009.

Direct construction costs increased $8.5 million, or 116.5 percent, in 2010 as compared to 2009, due primarily to increased construction contracts in late 2009 and 2010.  General and administrative expense decreased $0.8 million, or 8.4 percent, for 2010 as compared to 2009, which was due primarily to a decrease in salaries and related expenses in 2010.

Depreciation and amortization decreased by $3.4 million, or 6.6 percent, for 2010 over 2009.  This decrease was due primarily to assets becoming fully depreciated in 2010.

Interest expense increased $1.2, million or 3.3 percent, for 2010 as compared to 2009.  This increase was due primarily as a result of higher average interest rates in 2010 as compared to 2009.

Interest and other investment income decreased $0.1 million, or 79.5 percent, for 2010 as compared to 2009.  This decrease was due primarily to the repayment of a note receivable in late 2009.

Equity in earnings (loss) of unconsolidated joint ventures decreased $0.2 million, or 25.2 percent, for 2010 as compared to 2009, due primarily to decreased income of $0.2 million in the Harborside South Pier venture and decreased income of $0.1 million in the 12 Vreeland venture for 2010 as compared to 2009, partially offset by a decreased loss of $0.1 million in the Boston-Downtown Crossing venture for 2010 as compared to 2009.

Income from continuing operations decreased to approximately $15.6 million in 2010 from $22.7 million in 2009.  The decrease of $7.1 million was due to the factors discussed above.

Net income available to common shareholders decreased by approximately $6.1 million, from $19.1 million in 2009 to $13.0 million in 2010.  This decrease was the result of a decrease in income from continuing operations of $7.1 million for 2010 as compared to 2009, a decrease in income from discontinued operations of $0.1 million, and a decrease in noncontrolling interest in consolidated joint ventures of $0.1 million.  These were partially offset by a decrease in noncontrolling interest in Operating Partnership of $1.2 million for 2010 as compared to 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2010	2009	Change	Change
Revenue from rental operations and other:
Base rents	$452,449	$455,359	$(2,910)	(0.6)%
Escalations and recoveries from tenants	78,376	77,107	1,269	1.6
Other income	9,145	9,874	(729)	(7.4)
Total revenues from rental operations	539,970	542,340	(2,370)	(0.4)

Property expenses:
Real estate taxes	72,986	70,015	2,971	4.2
Utilities	57,066	54,604	2,462	4.5
Operating services	84,099	78,849	5,250	6.7
Total property expenses	214,151	203,468	10,683	5.3

Non-property revenues:
Construction services	49,694	16,466	33,228	201.8
Real estate services	5,660	6,450	(790)	(12.2)
Total non-property revenues	55,354	22,916	32,438	141.6

Non-property expenses:
Direct construction costs	47,588	15,347	32,241	210.1
General and administrative	26,064	30,524	(4,460)	(14.6)
Depreciation and amortization	143,942	148,460	(4,518)	(3.0)
Total non-property expenses	217,594	194,331	23,263	12.0
Operating income	163,579	167,457	(3,878)	(2.3)
Other (expense) income:
Interest expense	(113,347)	(101,445)	(11,902)	(11.7)
Interest and other investment income	73	549	(476)	(86.7)
Equity in earnings (loss) of unconsolidated joint ventures	213	(6,401)	6,614	103.3
Gain on reduction of other obligations	--	1,693	(1,693)	(100.0)
Total other (expense) income	(113,061)	(105,604)	(7,457)	(7.1)

Income from continuing operations	50,518	61,853	(11,335)	(18.3)
Discontinued Operations:
Income from discontinued operations	242	158	84	53.2
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,447	--	4,447	--
Total discontinued operations, net	4,689	158	4,531	2,867.7
Net income	55,207	62,011	(6,804)	(11.0)
Noncontrolling interest in consolidated joint ventures	281	980	(699)	(71.3)
Noncontrolling interest in Operating Partnership	(7,047)	(9,905)	2,858	28.9
Noncontrolling interest in discontinued operations	(668)	(24)	(644)	(2,683.3)
Preferred stock dividends	(1,500)	(1,500)	--	--
Net income available to common shareholders	$46,273	$51,562	$(5,289)	(10.3)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(2,910)	(0.6)%	$(13,939)	(3.1)%	$11,029	2.5%
Escalations and recoveries
from tenants	1,269	1.6	(155)	(0.2)	1,424	1.8
Other income	(729)	(7.4)	(736)	(7.4)	7	--
Total	$(2,370)	(0.4)%	$(14,830)	(2.7)%	$12,460	2.3%

Property expenses:
Real estate taxes	$2,971	4.2%	$1,116	1.6%	$1,855	2.6%
Utilities	2,462	4.5	1,967	3.6	495	0.9
Operating services	5,250	6.7	3,079	3.9	2,171	2.8
Total	$10,683	5.3%	$6,162	3.1%	$4,521	2.2%

OTHER DATA:
Number of Consolidated Properties	267		254		13
(excluding properties held for sale):
Square feet (in thousands)	30,796		29,095		1,701

Base rents for the Same-Store Properties decreased $13.9 million, or 3.1 percent, for 2010 as compared to 2009 due primarily to decreased occupancy and rental rates.  Escalations and recoveries from tenants for the Same-Store Properties decreased $0.2 million, or 0.2 percent, for 2010 over 2009, due primarily to lower recoveries from newer tenants in 2010.  Other income for the Same-Store Properties decreased $0.7 million, or 7.4 percent, for 2010 as compared to 2009 due primarily to a decrease in lease breakage fees in 2010 as compared to 2009.

Real estate taxes on the Same-Store Properties increased $1.1 million, or 1.6 percent, for 2010 as compared to 2009, due primarily to increased tax rates in 2010 as compared to 2009.  Utilities for the Same-Store Properties increased $2.0 million, or 3.6 percent, for 2010 as compared to 2009, due primarily to increased usage and rates in 2010 as compared to 2009.  Operating services for the Same-Store Properties increased $3.1 million, or 3.9 percent, due primarily to an increase in snow removal and maintenance costs for 2010 as compared to 2009.

Construction services revenue increased $33.2 million, or 201.8 percent, in 2010 as compared to 2009, due to increased construction contracts in late 2009 and 2010.  Real estate services revenue decreased by $0.8 million, or 12.2 percent, for 2010 as compared to 2009, due primarily to decreases in management fees income of $0.6 million, and salary reimbursements of $0.5 million for 2010 as compared to 2009, partially offset by an increase in commissions income of $0.3 million.

Direct construction costs increased $32.2 million, or 210.1percent, in 2010 as compared to 2009, due primarily to increased construction contracts in late 2009 and 2010.  General and administrative expense decreased $4.5 million, or 14.6 percent, for 2010 as compared to 2009, which was due primarily to a decrease in professional fees and salaries and related expenses in 2010.

Depreciation and amortization decreased by $4.5 million, or 3.0 percent, for 2010 over 2009.  This decrease was due primarily to assets becoming fully depreciated in 2010.

Interest expense increased $11.9 million or 11.7 percent for 2010 as compared to 2009.  This increase was due primarily as a result of higher average debt balances and interest rates in 2010 as compared to 2009.

Interest and other investment income decreased $0.5 million, or 86.7 percent, for 2010 as compared to 2009.  This decrease was due primarily to the repayment of a note receivable in late 2009.

Equity in earnings (loss) of unconsolidated joint ventures increased $6.6 million, or 103.3 percent, for 2010 as compared to 2009, due primarily to a loss in 2009 of $4.4 million in the Route 93 Portfolio venture and a decreased loss of $3.8 million in the Boston-Downtown Crossing venture for 2010 as compared to 2009, partially offset by an increased loss in the Harborside South Pier venture of $2.3 million for 2010 as compared to 2009.

Income from continuing operations decreased to approximately $50.5 million in 2010 from $61.9 million in 2009.  The decrease of approximately $11.4 million was due to the factors discussed above.

Net income available to common shareholders decreased by approximately $5.3 million, from $51.6 million in 2009 to $46.3 million in 2010.  This decrease was the result of a decrease in income from continuing operations of $11.4 million, a decrease in noncontrolling interest in consolidated joint ventures of $0.7 million and an increase in noncontroling interest in discontinued operations of $0.6 million for 2010 as compared to 2009.  These were partially offset by a realized gain on disposition of rental property of $4.4 million in 2010, a decrease in noncontrolling interest in Operating Partnership of $2.9 million and an increase in income from discontinued operations of $0.1 million for 2010 as compared to 2009.

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

The Company believes that with the general downturn in the Company’s markets in recent years, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2011 and possibly beyond.  As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

Construction Projects and Other:
Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause the Company to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of fifteen years, subject to three five-year extension options.  The construction of the 205,000 square foot building commenced in 2009 and is expected to be delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $35.1 million through September 30, 2010.)

The Company had been obligated to acquire from an entity (the “Florham Entity”) whose beneficial owners include Stanley C. Gale and Mark Yeager, a former executive vice president of the Company, a 50 percent interest in a venture which owns a developable land parcel in Florham Park, New Jersey (the “Florham Park Land”) for a maximum purchase price of up to $10.5 million. In the event the acquisition of the Florham Park Land did not close by May 9, 2010, subject to certain conditions, the Florham Entity had been obligated to pay certain deferred costs and an additional $1 million to the Company at that time.  On May 10, 2010, the parties agreed that the Company would not be obligated to purchase the land and the total amount due to the Company was reduced to $840,000, of which $351,000 is due in May 2015.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $143.2 million on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, our stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2010-12, 2010-3 I.R.B. Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $133.8 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  As of September 30, 2010, 130 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of September 30, 2010, the Company had 236 unencumbered properties, totaling 24.3 million square feet, representing 79.0 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents decreased by $185.2 million to $105.8 million at September 30, 2010, compared to $291.0 million at December 31, 2009.  This decrease is comprised of the following net cash flow items:

1)	$144.0 million provided by operating activities.

2)	$46.3 million used in investing activities, consisting primarily of the following:

(a)	$47.2 million used for additions to rental property; plus
(b)	$0.8 million used for investments in unconsolidated joint ventures; minus
(c)	$0.4 million provided by distributions from unconsolidated joint ventures, minus
(d)	$1.3 million due to a decrease in restricted cash.

3)	$283.0 million used in financing activities, consisting primarily of the following:

(a)	$126.4 million used for payments of dividends and distributions; plus
(b)	$150.0 million used for the repayments of senior unsecured notes; plus
(c)	$6.0 million used for repayments of mortgages, loans payable and other obligations; plus
(d)	$2.0 million for payment of financing costs; minus
(e)	$1.5 million from proceeds received from stock options exercised.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt consisting of all fixed rate financing as of September 30, 2010:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt	$1,433,191	66.16%	6.49%	3.75
Fixed Rate Secured Debt	732,969	33.84%	7.44%	6.80

Totals/Weighted Average:	$2,166,160	100.00%	6.81%	4.78

(a)      No variable-rate borrowings were outstanding as of September 30, 2010.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of September 30, 2010 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
October l – December 31, 2010	$2,122	$ 15,000	$ 17,122	7.91%
2011	9,217	300,000	309,217	7.92%
2012	10,687	210,148	220,835	6.21%
2013	11,319	145,223	156,542	5.39%
2014	10,473	335,257	345,730	6.82%
Thereafter	44,766	1,102,532	1,147,298	6.91%
Sub-total	88,584	2,108,160	2,196,744
Adjustment for unamortized debt
discount/premium, net, as of
September 30, 2010	(30,584)	--	(30,584)

Totals/Weighted Average	$58,000	$2,108,160	$2,166,160	6.81%

(a) No variable rate borrowings were outstanding as of September 30, 2010.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.4 billion as of September 30, 2010) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million). The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  In June 2010, the Company exercised its option to extend the credit facility for one year to June 2012 and paid the $1,162,500 extension fee.  As of October 25, 2010, the Company had no outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of September 30, 2010, the Company had no outstanding borrowings under its Money Market Loan program.

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

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 25, 2010, the Company had no outstanding borrowings under its $775 million unsecured revolving credit facility and under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2010.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the nine months ended September 30, 2010:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2010	78,969,752	13,495,036	92,464,788
Stock options exercised	54,408	--	54,408
Common units redeemed for Common Stock	487,368	(487,368)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	3,901	--	3,901
Restricted shares issued, net of cancellations	12,722	--	12,722

Outstanding at September 30, 2010	79,528,151	13,007,668	92,535,819

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of September 30, 2010, the Company has a remaining authorization under the Repurchase Program of $46 million.

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which $287.5 million of securities have been sold through October 25, 2010 and $1.7 billion remains available for future issuances.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $250 million of securities have been sold as of October 25, 2010 and $2.25 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures are generally non-recourse to the Company except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions and material misrepresentations.  The Company has also posted a $5.9 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of September 30, 2010:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,811,792	$393,332	$441,704	$443,456	$533,300	--
Mortgages, loans payable
and other obligations	1,077,319	58,209	151,254	235,243	612,704	$19,909
Payments in lieu of taxes
(PILOT)	51,339	4,484	13,222	8,815	22,037	2,781
Ground lease payments	18,634	396	1,087	741	1,232	15,178
Total	$2,959,084	$456,421	$607,267	$688,255	$1,169,273	$37,868

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

All of the Company’s long-term debt as of September 30, 2010 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed-rate debt.

September 30, 2010
Debt,
including current portion ($’s in thousands)	10/1/10- 12/31/10	2011	2012	2013	2014	Thereafter	Sub-total	Other (a)	Total	Fair Value

Fixed Rate	$17,122	$309,217	$220,835	$156,542	$345,730	$1,147,298	$2,196,744	$(30,584)	$2,166,160	$2,327,945
Average Interest Rate	7.91%	7.92%	6.21%	5.39%	6.82%	6.91%			6.81%

(a)         Adjustment for unamortized debt discount/premium, net, as of September 30, 2010.

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

None.

MACK-CALI REALTY CORPORATION

Part II – Other Information (continued)

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)              COMMON STOCK
During the three months ended September 30, 2010, the Company issued 92,238 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty Corporation
(Registrant)

Date: October 27, 2010	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: October 27, 2010	By:	/s/ Barry Lefkowitz
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

10.101*	Indemnification Agreement by and between Mack-Cali Realty Corporation and William L. Mack dated October 22, 2002.

10.102*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Mitchell E. Hersh dated October 22, 2002.

10.103*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Martin S. Berger dated December 11, 1997.

10.104*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan S. Bernikow dated May 20, 2004.

10.105*	Indemnification Agreement by and between Mack-Cali Realty Corporation and John R. Cali dated October 22, 2002.

10.106*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Kenneth M. Duberstein dated September 13, 2005.

10.107*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Nathan Gantcher dated October 22, 2002.

10.108*	Indemnification Agreement by and between Mack-Cali Realty Corporation and David S. Mack dated December 11, 1997.

10.109*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan G. Philibosian dated October 22, 2002.

10.110*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Irvin D. Reid dated October 22, 2002.

10.111*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Vincent Tese dated October 22, 2002.

10.112*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Robert F. Weinberg dated October 22, 2002.

10.113*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Roy J. Zuckerberg dated October 22, 2002.

10.114*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Barry Lefkowitz dated October 22, 2002.

10.115*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Michael Grossman dated October 22, 2002.

10.116*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Roger W. Thomas dated October 22, 2002.

Exhibit Number	Exhibit Title

10.117*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Mark Yeager dated May 9, 2006.

10.118
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.119
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.120
Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.121
Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.122
First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.123
Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.124
First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Company’s Form 10-Q dated June 30, 2005 and incorporated herein by reference).

10.125
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

10.127
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

10.128
Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.129
Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.130
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

10.132
Contribution and Sale Agreement by and among Gale SLG NJ LLC, a Delaware limited liability company, Gale SLG NJ MEZZ LLC, a Delaware limited liability company, and Gale SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company and Mack-Cali Ventures L.L.C. dated as of March 7, 2006 (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.133
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

10.134
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

10.135
Loan Agreement by and among the entities set forth on Exhibit A, collectively, as Borrowers, and Gramercy Warehouse Funding I LLC, as Lender, dated May 9, 2006 (filed as Exhibit 10.5 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.136
Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, in the principal amount of $90,286,551 dated May 9, 2006 (filed as Exhibit 10.6 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.137
Mortgage, Security Agreement and Fixture Filing by and between 4 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.7 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.138
Promissory Note of 4 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $43,000,000 dated May 9, 2006 (filed as Exhibit 10.8 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.139
Mortgage, Security Agreement and Fixture Filing by and between 210 Clay SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.9 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.140
Promissory Note of 210 Clay SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $16,000,000 dated May 9, 2006 (filed as Exhibit 10.10 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.141
Mortgage, Security Agreement and Fixture Filing by and between 5 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.11 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.142
Promissory Note of 5 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $15,500,000 dated May 9, 2006 (filed as Exhibit 10.12 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.143
Mortgage, Security Agreement and Fixture Filing by and between 51 CHUBB SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.13 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.144
Promissory Note of 51 CHUBB SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $4,500,000 dated May 9, 2006 (filed as Exhibit 10.14 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.145
Agreement of Sale and Purchase dated August 9, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.91 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.146
First Amendment to Agreement of Sale and Purchase dated September 6, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.92 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.147
Second Amendment to Agreement of Sale and Purchase dated September 15, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.93 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.148
Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.149
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

10.150	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.151
Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.152
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.153
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.154
Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007 (filed as Exhibit 10.122 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.155
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

10.156
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

10.157
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

10.158
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008 (filed as Exhibit 10.133 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.159
Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.160
Amended and Restated Loan Agreement by and among One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, collectively, as Borrowers and Gramercy Warehouse Funding I LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.144 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.161
Amended and Restated Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.145 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.162
Limited Liability Company Membership Interest Purchase and Sale Agreement dated April 29, 2009 by and among Gale SLG NJ LLC, Mack-Cali Ventures L.L.C., SLG Gale 55 Corporation LLC and 55 Corporate Partners L.L.C.  (filed as Exhibit 10.146 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.163
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

10.164
Partial Recourse Guaranty of Mack-Cali Realty, L.P. dated as of January 15, 2010 to The Prudential Insurance Company of America and VPCM, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.165*
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre I in Bergen County, New Jersey.

10.166*
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre II in Bergen County, New Jersey.

10.167*
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre III in Bergen County, New Jersey.

Exhibit Number	Exhibit Title

10.168*
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre IV in Bergen County, New Jersey.

10.169*
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali F Properties, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre VII in Bergen County, New Jersey.

10.170*
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Chestnut Ridge, L.L.C., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Corp. Center in Bergen County, New Jersey.

10.171*
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Saddle River in Bergen County, New Jersey.

10.172*
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre I in Bergen County, New Jersey.

10.173*	Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre I in Bergen County, New Jersey.

10.174*
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre II in Bergen County, New Jersey.

10.175*	Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre II in Bergen County, New Jersey.

10.176*
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre III in Bergen County, New Jersey.

10.177*	Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre III in Bergen County, New Jersey.

10.178*
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre IV in Bergen County, New Jersey.

10.179*	Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre IV in Bergen County, New Jersey.

10.180*
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali F Properties, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre VII in Bergen County, New Jersey.

Exhibit Number	Exhibit Title

10.181*	Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali F Properties, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre VII in Bergen County, New Jersey.

10.182*
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Corp. Center in Bergen County, New Jersey.

10.183*	Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. in favor of VPCM, LLC with respect to Mack-Cali Corp. Center in Bergen County, New Jersey.

10.184*
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Saddle River in Bergen County, New Jersey.

10.185*	Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Saddle River in Bergen County, New Jersey.

10.186*
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre I in Bergen County, New Jersey.

10.187*
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre II in Bergen County, New Jersey.

10.188*
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre III in Bergen County, New Jersey.

10.189*
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre IV in Bergen County, New Jersey.

10.190*
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali F Properties, L.P. with respect to Mack-Cali Centre VII in Bergen County, New Jersey.

10.191*
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Chestnut Ridge, L.L.C. with respect to Mack-Cali Corp. Center in Bergen County, New Jersey.

10.192*
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Saddle River in Bergen County, New Jersey.

Exhibit Number	Exhibit Title

10.193*
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre I in Bergen County, New Jersey.

10.194*
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre II in Bergen County, New Jersey.

10.195*
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre III in Bergen County, New Jersey.

10.196*
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre IV in Bergen County, New Jersey.

10.197*
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali F Properties, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre VII in Bergen County, New Jersey.

10.198*
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Corp. Center in Bergen County, New Jersey.

10.199*
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Saddle River in Bergen County, New Jersey.

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

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

*filed herewith