Form 10-K
period 2010-12-31
MACK CALI REALTY CORP
filed 2011-02-10
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,326,690,700.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.  The registrant has no non-voting common stock.

As of February 8, 2011, 79,641,054 shares of common stock, $0.01 par value, of the Company (“Common Stock”) were outstanding.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 120.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2010 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on May 24, 2011 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2010.

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

As of December 31, 2010, the Company owned or had interests in 277 properties, aggregating approximately 32.2 million square feet, plus developable land (collectively, the “Properties”), which are leased to over 2,000 tenants.  The Properties are comprised of: (a) 268 wholly-owned or Company-controlled properties consisting of 162 office buildings and 95 office/flex buildings aggregating approximately 30.6 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties totaling approximately 17,300 square feet, and three land leases (collectively, the “Consolidated Properties”); and (b) eight buildings, which are primarily office properties, aggregating approximately 1.2 million square feet, and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2010, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 89.1 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date.  Leases that expire as of December 31, 2010 aggregate 187,058 square feet, or 0.6 percent of the net rentable square footage.  The Properties are located in five states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

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

As of December 31, 2010, executive officers and directors of the Company and their affiliates owned approximately seven percent of the Company’s outstanding shares of Common Stock (including Units redeemable into shares of Common Stock).  As used herein, the term “Units” refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) through which the Company conducts its real estate activities.  The Company’s executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 24 years.

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

Financial
The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio.  As of December 31, 2010 and 2009, the Company’s total debt constituted approximately 37.0 percent and 39.8 percent of total undepreciated assets of the Company, respectively.  Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances.  The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, short-term and long-term borrowings (including draws on the Company’s revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2010, the Company had approximately 390 full-time employees.

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

INDUSTRY SEGMENTS

The Company operates in two industry segments:  (i) real estate; and (ii) construction services.  As of December 31, 2010, the Company does not have any foreign operations and its business is not seasonal.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

RECENT DEVELOPMENTS

On December 17, 2010, the Company repaid a $26.8 million mortgage loan which encumbered One Grande Commons, a 198,376 square foot unconsolidated joint venture office property located in Bridgewater, New Jersey.  Concurrent with the repayment, the Company placed an $11 million mortgage financing on the property obtained from a bank.  As a result of the repayment of the existing mortgage loan, the Company obtained a controlling interest and is consolidating the office property.  The new mortgage loan bears interest at a rate of LIBOR plus 200 basis points and matures on December 31, 2011, with three one-year extension options, subject to certain conditions and payment of a fee.

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

The Company’s office property located at 2200 Renaissance Boulevard in King of Prussia, Pennsylvania, aggregating 174,124 square feet, is collateral for a mortgage loan scheduled to mature on December 1, 2012 with a balance of $16.2 million at December 31, 2010.  As of December 31, 2010, the Company estimated that the carrying value of the property may not be recoverable over its anticipated holding period. In order to reduce the carrying value of the property to its estimated fair market value of approximately $13.4 million, the Company recorded an impairment charge of approximately $9.5 million at December 31, 2010.

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 89.1 percent at December 31, 2010, as compared to 90.1 percent at December 31, 2009 and 91.3 percent at December 31, 2008.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2010, 2009 and 2008 aggregate 187,058, 64,672 and 67,473 square feet, respectively, or 0.6, 0.2 and 0.2 percentage of the net rentable square footage, respectively.  The Company believes that vacancy rates may continue to increase in some of its markets through 2011 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The Company expects that the impact of the current state of the economy, including high unemployment, will continue to have a dampening effect on the fundamentals of its business, including lower occupancy and reduced effective rents.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

FINANCING ACTIVITY

On January 15, 2010, the Company refinanced its $150 million secured loan with The Prudential Insurance Company of America.  The new loan also includes VPCM, LLC, a wholly-owned subsidiary of the Virginia Retirement System, as co-lender.  The mortgage loan, which is collateralized by seven properties, is for a seven-year term and carries an interest rate of 6.25 percent.

On December 15, 2010, the Company redeemed $300 million principal amount of its 7.75 percent senior unsecured notes due February 15, 2011.  The redemption price, including a make-whole premium, was 101.225 percent of the principal amount of the notes, plus accrued and unpaid interest up to the redemption date.  The Company funded the redemption price, including accrued and unpaid interest, of approximately $311.4 million from borrowing on its unsecured revolving credit facility, as well as cash on hand.  In connection with the redemption, the Company recorded approximately $3.8 million as a loss from early extinguishment of debt.

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

Adverse economic and geopolitical conditions in general and the Northeastern suburban office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to pay distributions to you.

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

Renewing leases or re-letting space could be costly: If a tenant does not renew its lease upon expiration or terminates its lease early, we may not be able to re-lease the space on favorable terms or at all.  If a tenant does renew its lease or we re-lease the space, the terms of the renewal or new lease, including the cost of required renovations or concessions to the tenant, may be less favorable than the current lease terms, which could adversely affect our ability to make distributions or payments to our investors.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom we issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  As of December 31, 2010, seven of our properties, with an aggregate net book value of approximately $133.9 million, were subject to these restrictions, which expire periodically through 2016.  For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals.  130 of our properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

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

We face possible risks associated with the physical effects of climate change.
We cannot predict with certainty whether climate change is occurring and, if so, at what rate.  However, the physical effects of climate change could have a material adverse effect on our properties, operations and business.  For example, many of our properties are located along the East coast, particularly those in New Jersey, New York and Connecticut.  To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels.  Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all.  Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal or related costs at our properties.  Proposed legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income.  There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

As of December 31, 2010, we had total outstanding indebtedness of $2.1 billion comprised of $1.1 billion of senior unsecured notes, outstanding borrowings of $228 million under our $775 million revolving credit facility and approximately $743 million of mortgages, loans payable and other obligations.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2010, outstanding borrowings of approximately $228 million under our revolving credit facility and approximately $11 million of our mortgage indebtedness bear interest at variable rates.  We may incur additional indebtedness in the future that bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

In addition, the consent of the holders of at least 85 percent of Mack-Cali Realty, L.P.’s partnership units is required: (i)  to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which Mack-Cali Realty, L.P. is not the surviving entity; (ii) to dissolve, liquidate or wind up Mack-Cali Realty, L.P.; or (iii) to convey or otherwise transfer all or substantially all of Mack-Cali Realty, L.P.’s assets.  As of February 8, 2011, as general partner, we own approximately 86.0 percent of Mack-Cali Realty, L.P.’s outstanding common partnership units.

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

Other tax liabilities: Even if we qualify as a real estate investment trust under the Code, we are subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state and local taxes.  From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes.  These actions could adversely affect our financial condition and results of operations. In addition, our taxable REIT subsidiaries will be subject to federal, state and local income tax for income received in connection with certain non-customary services performed for tenants and/or third parties.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

PROPERTY LIST

As of December 31, 2010, the Company’s Consolidated Properties consisted of 263 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and three land leases.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 31.0 million square feet, with the individual properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Company’s tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

							2010
			Percentage	2010		2010	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/10	($000’s)	of Total 2010	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Bergen County
Fair Lawn
17-17 Route 208 North	1987	143,000	100.0	2,239	0.37	15.66	14.16
Fort Lee
One Bridge Plaza	1981	200,000	83.4	4,270	0.71	25.60	22.03
2115 Linwood Avenue	1981	68,000	55.2	942	0.16	25.10	23.36
Little Ferry
200 Riser Road	1974	286,628	100.0	2,083	0.35	7.27	6.88
Lyndhurst
210 Clay Avenue	1981	121,203	89.1	2,502	0.42	23.17	20.93
Montvale
95 Chestnut Ridge Road	1975	47,700	0.0	4	0.00	0.00	0.00
135 Chestnut Ridge Road	1981	66,150	35.4	1,290	0.21	55.09	47.10
Paramus
15 East Midland Avenue	1988	259,823	80.5	4,860	0.81	23.24	22.48
140 East Ridgewood Avenue	1981	239,680	93.3	4,868	0.81	21.77	18.71
461 From Road	1988	253,554	97.0	6,081	1.01	24.72	24.64
650 From Road	1978	348,510	79.5	6,224	1.03	22.46	19.65
61 South Paramus Road (f)	1985	269,191	70.9	5,232	0.87	27.41	23.96
Rochelle Park
120 West Passaic Street	1972	52,000	99.6	1,403	0.23	27.09	25.62
365 West Passaic Street	1976	212,578	98.7	4,335	0.72	20.66	18.35
395 West Passaic Street	1979	100,589	98.0	2,426	0.40	24.61	20.79
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	1.23	15.72	15.72
10 Mountainview Road	1986	192,000	72.9	3,234	0.54	23.11	20.25
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,950	0.32	21.86	16.32
470 Chestnut Ridge Road	1987	52,500	100.0	1,248	0.21	23.77	18.90
530 Chestnut Ridge Road	1986	57,204	80.2	759	0.13	16.54	15.00
50 Tice Boulevard	1984	235,000	84.2	5,880	0.98	29.72	26.85
300 Tice Boulevard	1991	230,000	96.0	5,561	0.92	25.19	22.45

Burlington County
Moorestown
224 Strawbridge Drive	1984	74,000	100.0	1,750	0.29	23.65	20.38
228 Strawbridge Drive	1984	74,000	100.0	1,853	0.31	25.04	21.61
232 Strawbridge Drive	1986	74,258	98.8	1,474	0.24	20.09	18.03

Essex County
Millburn
150 J.F. Kennedy Parkway	1980	247,476	98.0	7,263	1.21	29.95	25.19
Roseland
4 Becker Farm Road	1983	281,762	97.1	6,542	1.09	23.91	21.80
5 Becker Farm Road	1982	118,343	89.8	2,501	0.42	23.53	21.43
6 Becker Farm Road	1982	129,732	78.3	2,799	0.46	27.55	25.47
101 Eisenhower Parkway	1980	237,000	91.4	5,163	0.86	23.83	21.79
103 Eisenhower Parkway	1985	151,545	72.7	2,231	0.37	20.25	17.05
105 Eisenhower Parkway	2001	220,000	96.3	5,175	0.86	24.43	18.29
75 Livingston Avenue	1985	94,221	59.4	1,301	0.22	23.25	19.14
85 Livingston Avenue	1985	124,595	84.8	2,713	0.45	25.68	23.77

Office Properties
(Continued)

							2010
			Percentage	2010		2010	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/10	($000’s)	of Total 2010	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Hudson County
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	100.0	11,507	1.91	28.77	25.31
Harborside Financial Center Plaza 2	1990	761,200	100.0	18,556	3.08	24.38	22.43
Harborside Financial Center Plaza 3	1990	725,600	95.6	20,044	3.33	28.90	26.86
Harborside Financial Center Plaza 4-A	2000	207,670	100.0	6,081	1.01	29.28	25.09
Harborside Financial Center Plaza 5	2002	977,225	96.1	36,248	6.01	38.60	33.16
101 Hudson Street	1992	1,246,283	93.8	30,173	5.01	25.81	22.49

Mercer County
Hamilton Township
3 AAA Drive	1981	35,270	68.7	566	0.09	23.36	18.53
600 Horizon Drive	2002	95,000	100.0	1,384	0.23	14.57	14.57
700 Horizon Drive	2007	120,000	100.0	2,459	0.41	20.49	18.33
2 South Gold Drive	1974	33,962	64.5	483	0.08	22.05	19.49
Princeton
103 Carnegie Center	1984	96,000	90.7	2,480	0.41	28.48	23.84
2 Independence Way	1981	67,401	100.0	1,521	0.25	22.57	20.53
3 Independence Way	1983	111,300	96.0	2,065	0.34	19.33	14.74
100 Overlook Center	1988	149,600	90.9	4,608	0.76	33.89	28.90
5 Vaughn Drive	1987	98,500	83.8	2,146	0.36	26.00	21.89

Middlesex County
East Brunswick
377 Summerhill Road	1977	40,000	100.0	362	0.06	9.05	8.35
Edison
343 Thornall Street (c)	1991	195,709	100.0	4,170	0.69	21.31	16.18
Piscataway
30 Knightsbridge Road, Bldg 3	1977	160,000	100.0	2,334	0.39	14.59	14.59
30 Knightsbridge Road, Bldg 4	1977	115,000	100.0	1,677	0.28	14.58	14.58
30 Knightsbridge Road, Bldg 5	1977	332,607	80.8	4,942	0.82	18.39	13.42
30 Knightsbridge Road, Bldg 6	1977	72,743	63.8	206	0.03	4.44	2.09
Plainsboro
500 College Road East (f)	1984	158,235	71.9	418	0.07	3.67	2.66
Woodbridge
581 Main Street	1991	200,000	93.1	4,989	0.83	26.79	23.25

Monmouth County
Freehold
2 Paragon Way	1989	44,524	44.3	393	0.07	19.92	17.39
3 Paragon Way	1991	66,898	64.3	802	0.13	18.64	13.74
4 Paragon Way	2002	63,989	30.8	521	0.09	26.44	24.61
100 Willbowbrook Road	1988	60,557	64.2	1,257	0.21	32.33	22.76
Holmdel
23 Main Street	1977	350,000	100.0	4,012	0.67	11.46	8.63
Middletown
One River Center Bldg 1	1983	122,594	91.1	2,981	0.49	26.69	21.95
One River Center Bldg 2	1983	120,360	82.8	2,456	0.41	24.64	22.79
One River Center Bldg 3 and 4	1984	214,518	88.4	4,328	0.72	22.82	21.97
Neptune
3600 Route 66	1989	180,000	100.0	2,400	0.40	13.33	12.06
Wall Township
1305 Campus Parkway	1988	23,350	92.4	474	0.08	21.97	14.55
1350 Campus Parkway	1990	79,747	99.9	1,309	0.22	16.43	14.23

Office Properties
(Continued)

							2010
			Percentage	2010		2010	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/10	($000’s)	of Total 2010	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Morris County
Florham Park
325 Columbia Turnpike	1987	168,144	78.5	3,007	0.50	22.78	19.36
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,579	0.26	21.05	18.47
201 Littleton Road	1979	88,369	36.4	1,150	0.19	35.75	33.11
Morris Township
412 Mt. Kemble Avenue	1986	475,100	58.6	5,005	0.83	17.98	13.46
Parsippany
4 Campus Drive	1983	147,475	87.5	3,134	0.52	24.29	19.47
6 Campus Drive	1983	148,291	94.4	3,279	0.54	23.42	19.28
7 Campus Drive	1982	154,395	77.4	1,806	0.30	15.11	12.42
8 Campus Drive	1987	215,265	100.0	6,080	1.01	28.24	25.14
9 Campus Drive	1983	156,495	67.6	2,496	0.41	23.59	21.76
4 Century Drive	1981	100,036	72.3	1,491	0.25	20.61	17.37
5 Century Drive	1981	79,739	77.1	1,352	0.22	21.99	18.59
6 Century Drive	1981	100,036	94.7	1,617	0.27	17.07	8.47
2 Dryden Way	1990	6,216	100.0	99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	99.4	6,370	1.06	25.79	22.62
2 Hilton Court	1991	181,592	100.0	6,528	1.08	35.95	31.33
1633 Littleton Road	1978	57,722	100.0	1,131	0.19	19.59	19.59
600 Parsippany Road	1978	96,000	84.4	1,490	0.25	18.39	14.18
1 Sylvan Way	1989	150,557	60.3	1,841	0.31	20.28	16.81
4 Sylvan Way	1984	105,135	100.0	1,929	0.32	18.35	16.47
5 Sylvan Way	1989	151,383	93.5	3,436	0.57	24.28	20.84
7 Sylvan Way	1987	145,983	100.0	3,219	0.53	22.05	19.29
22 Sylvan Way	2009	249,409	100.0	6,027	1.00	24.17	21.78
20 Waterview Boulevard	1988	225,550	100.0	5,313	0.88	23.56	20.02
35 Waterview Boulevard	1990	172,498	96.8	3,586	0.60	21.48	18.63
5 Wood Hollow Road	1979	317,040	84.5	4,769	0.79	17.80	14.35

Passaic County
Clifton
777 Passaic Avenue	1983	75,000	66.0	1,350	0.22	27.27	25.39
Totowa
999 Riverview Drive	1988	56,066	89.7	861	0.14	17.12	15.07

Somerset County
Basking Ridge
222 Mt. Airy Road	1986	49,000	100.0	1,059	0.18	21.61	16.20
233 Mt. Airy Road	1987	66,000	100.0	1,315	0.22	19.92	16.71
Bernards
106 Allen Road	2000	132,010	99.7	3,289	0.55	24.99	19.49
Branchburg
51 Imclone Drive	1986	63,213	100.0	344	0.06	5.44	4.62
Bridgewater
440 Route 22 East (g)	1990	198,376	82.5	0	0.00	0.00	0.00
721 Route 202/206	1989	192,741	86.4	3,640	0.60	21.86	15.76
Warren
10 Independence Boulevard	1988	120,528	100.0	3,330	0.55	27.63	25.38

Union County
Clark
100 Walnut Avenue	1985	182,555	94.1	4,755	0.79	27.68	23.27

Office Properties
(Continued)

							2010
			Percentage	2010		2010	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/10	($000’s)	of Total 2010	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Cranford
6 Commerce Drive	1973	56,000	88.5	990	0.16	19.98	17.01
11 Commerce Drive	1981	90,000	100.0	2,039	0.34	22.66	19.10
12 Commerce Drive	1967	72,260	83.9	850	0.14	14.02	10.69
14 Commerce Drive	1971	67,189	71.3	1,118	0.19	23.34	18.81
20 Commerce Drive	1990	176,600	99.8	4,399	0.73	24.96	21.71
25 Commerce Drive	1971	67,749	95.8	1,446	0.24	22.28	20.32
65 Jackson Drive	1984	82,778	100.0	1,879	0.31	22.70	19.73
New Providence
890 Mountain Avenue	1977	80,000	91.4	1,780	0.30	24.34	22.89

Total New Jersey Office		19,396,060	89.9	408,151	67.77	23.42	20.40

NEW YORK

New York County
New York
125 Broad Street	1970	524,476	58.6	9,036	1.50	29.40	27.51

Rockland County
Suffern
400 Rella Boulevard	1988	180,000	87.1	3,712	0.62	23.68	21.03

Westchester County
Elmsford
100 Clearbrook Road (c)	1975	60,000	98.0	1,118	0.19	19.01	17.31
101 Executive Boulevard	1971	50,000	12.6	361	0.06	57.30	51.27
555 Taxter Road	1986	170,554	80.3	3,468	0.58	25.32	20.47
565 Taxter Road	1988	170,554	90.2	3,977	0.66	25.85	21.42
570 Taxter Road	1972	75,000	73.6	1,292	0.21	23.41	21.56
Hawthorne
1 Skyline Drive	1980	20,400	99.0	356	0.06	17.63	16.59
2 Skyline Drive	1987	30,000	100.0	286	0.05	9.53	7.23
7 Skyline Drive	1987	109,000	83.2	2,730	0.45	30.10	26.61
17 Skyline Drive (f)	1989	85,000	100.0	1,630	0.27	19.18	18.53
19 Skyline Drive	1982	248,400	100.0	4,036	0.67	16.25	15.11
Tarrytown
200 White Plains Road	1982	89,000	92.6	1,731	0.29	21.00	18.52
220 White Plains Road	1984	89,000	76.8	1,634	0.27	23.91	20.91
White Plains
1 Barker Avenue	1975	68,000	95.0	1,660	0.28	25.70	23.54
3 Barker Avenue	1983	65,300	100.0	1,712	0.28	26.22	23.84
50 Main Street	1985	309,000	94.3	9,469	1.56	32.50	29.36
11 Martine Avenue	1987	180,000	89.2	4,621	0.77	28.78	26.20
1 Water Street	1979	45,700	100.0	1,140	0.19	24.95	21.51
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,774	0.46	24.77	21.57
3 Executive Boulevard	1987	58,000	94.8	1,598	0.27	29.06	28.03

Total New York Office		2,739,384	83.8	58,341	9.69	25.42	22.84

Office Properties
(Continued)

							2010
			Percentage	2010		2010	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/10	($000’s)	of Total 2010	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

PENNSYLVANIA

Chester County
Berwyn
1000 Westlakes Drive	1989	60,696	92.2	1,522	0.25	27.20	26.20
1055 Westlakes Drive	1990	118,487	88.1	2,877	0.48	27.56	23.08
1205 Westlakes Drive	1988	130,265	87.6	3,149	0.52	27.60	24.19
1235 Westlakes Drive	1986	134,902	99.0	2,975	0.49	22.28	18.39

Delaware County
Lester
100 Stevens Drive	1986	95,000	100.0	2,771	0.46	29.17	26.55
200 Stevens Drive	1987	208,000	100.0	6,088	1.01	29.27	27.14
300 Stevens Drive	1992	68,000	90.7	1,398	0.23	22.67	18.69
Media
1400 Providence Road – Center I	1986	100,000	98.7	2,183	0.36	22.12	19.36
1400 Providence Road – Center II	1990	160,000	100.0	3,612	0.60	22.58	19.01

Montgomery County
Bala Cynwyd
150 Monument Road	1981	125,783	95.5	2,908	0.48	24.21	20.85
Blue Bell
4 Sentry Park	1982	63,930	78.8	1,036	0.17	20.57	17.35
5 Sentry Park East	1984	91,600	58.5	1,108	0.18	20.68	14.67
5 Sentry Park West	1984	38,400	31.5	253	0.04	20.92	18.44
16 Sentry Park West	1988	93,093	100.0	1,987	0.33	21.34	18.58
18 Sentry Park West	1988	95,010	99.8	2,182	0.36	23.01	20.18
King of Prussia
2200 Renaissance Boulevard	1985	174,124	57.9	2,304	0.38	22.85	18.24
Lower Providence
1000 Madison Avenue	1990	100,700	75.0	985	0.16	13.04	8.29
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	69.1	2,641	0.44	22.78	17.61

Total Pennsylvania Office		2,025,738	86.3	41,979	6.94	24.02	20.54

CONNECTICUT

Fairfield County
Norwalk
40 Richards Avenue	1985	145,487	69.5	2,340	0.39	23.14	19.69
Stamford
1266 East Main Street	1984	179,260	88.8	4,058	0.66	25.49	21.72

Total Connecticut Office		324,747	80.1	6,398	1.05	24.61	20.96

DISTRICT OF COLUMBIA

Washington
1201 Connecticut Avenue, NW	1940	169,549	92.9	6,796	1.12	43.15	37.73
1400 L Street, NW	1987	159,000	100.0	5,818	0.97	36.59	30.89

Total District of Columbia Office		328,549	96.3	12,614	2.09	39.85	34.29

Office Properties
(Continued)

							2010
			Percentage	2010		2010	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/10	($000’s)	of Total 2010	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

MARYLAND

Prince George’s County
Greenbelt
9200 Edmonston Road	1973	38,690	100.0	910	0.15	23.52	21.17
6301 Ivy Lane	1979	112,003	78.3	1,741	0.29	19.85	17.77
6303 Ivy Lane	1980	112,047	85.6	2,029	0.34	21.15	19.41
6305 Ivy Lane	1982	112,022	68.5	1,666	0.28	21.71	19.18
6404 Ivy Lane	1987	165,234	66.3	1,674	0.28	15.28	11.44
6406 Ivy Lane	1991	163,857	0.0	0	0.00	0.00	0.00
6411 Ivy Lane	1984	138,405	90.2	2,882	0.48	23.09	20.23
Lanham
4200 Parliament Place	1989	122,000	93.7	2,754	0.46	24.09	22.29

Total Maryland Office		964,258	67.2	13,656	2.28	21.08	18.58

TOTAL OFFICE PROPERTIES		25,778,736	88.0	541,139	89.82	23.84	20.81

Office/Flex Properties

							2010
			Percentage	2010		2010	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/10	($000’s)	of Total 2010	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Burlington County
Burlington
3 Terri Lane	1991	64,500	100.0	561	0.09	8.70	7.69
5 Terri Lane	1992	74,555	100.0	526	0.09	7.06	5.70
Moorestown
2 Commerce Drive	1986	49,000	85.4	274	0.05	6.55	4.49
101 Commerce Drive	1988	64,700	100.0	275	0.05	4.25	3.85
102 Commerce Drive	1987	38,400	87.5	215	0.04	6.40	4.61
201 Commerce Drive	1986	38,400	100.0	199	0.03	5.18	3.93
202 Commerce Drive	1988	51,200	82.8	212	0.04	5.00	4.15
1 Executive Drive	1989	20,570	81.1	162	0.03	9.71	7.67
2 Executive Drive	1988	60,800	90.3	442	0.07	8.05	5.72
101 Executive Drive	1990	29,355	99.7	306	0.05	10.46	8.06
102 Executive Drive	1990	64,000	100.0	474	0.08	7.41	7.02
225 Executive Drive	1990	50,600	79.1	175	0.03	4.37	3.02
97 Foster Road	1982	43,200	74.8	152	0.03	4.70	3.22
1507 Lancer Drive	1995	32,700	100.0	134	0.02	4.10	3.79
1245 North Church Street	1998	52,810	100.0	296	0.05	5.60	4.92
1247 North Church Street	1998	52,790	58.1	200	0.03	6.52	5.35
1256 North Church Street	1984	63,495	100.0	431	0.07	6.79	6.11
840 North Lenola Road	1995	38,300	100.0	370	0.06	9.66	7.86
844 North Lenola Road	1995	28,670	100.0	183	0.03	6.38	4.81
915 North Lenola Road	1998	52,488	100.0	297	0.05	5.66	4.48
2 Twosome Drive	2000	48,600	100.0	450	0.07	9.26	8.81
30 Twosome Drive	1997	39,675	100.0	283	0.05	7.13	5.44
31 Twosome Drive	1998	84,200	100.0	483	0.08	5.74	5.44
40 Twosome Drive	1996	40,265	100.0	305	0.05	7.57	6.41
41 Twosome Drive	1998	43,050	77.7	201	0.03	6.01	5.05
50 Twosome Drive	1997	34,075	100.0	257	0.04	7.54	7.13

Gloucester County
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	120	0.02	5.56	4.91

Mercer County
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	50.0	189	0.03	28.47	24.41
200 Horizon Drive	1991	45,770	100.0	601	0.10	13.13	11.89
300 Horizon Drive	1989	69,780	55.3	827	0.14	21.43	15.73
500 Horizon Drive	1990	41,205	88.7	509	0.08	13.93	13.02

Monmouth County
Wall Township
1325 Campus Parkway	1988	35,000	100.0	653	0.11	18.66	14.63
1340 Campus Parkway	1992	72,502	100.0	888	0.15	12.25	9.85
1345 Campus Parkway	1995	76,300	85.4	874	0.15	13.41	10.39
1433 Highway 34	1985	69,020	70.2	554	0.09	11.43	8.59
1320 Wyckoff Avenue	1986	20,336	100.0	222	0.04	10.92	9.15
1324 Wyckoff Avenue	1987	21,168	81.5	186	0.03	10.78	6.84

Office/Flex Properties
(Continued)

							2010
			Percentage	2010		2010	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/10	($000’s)	of Total 2010	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Passaic County
Totowa
1 Center Court	1999	38,961	46.2	300	0.05	16.67	15.50
2 Center Court	1998	30,600	62.8	326	0.05	16.96	14.73
11 Commerce Way	1989	47,025	100.0	610	0.10	12.97	12.59
20 Commerce Way	1992	42,540	70.8	320	0.05	10.62	10.49
29 Commerce Way	1990	48,930	100.0	699	0.12	14.29	11.38
40 Commerce Way	1987	50,576	72.5	329	0.05	8.97	8.26
45 Commerce Way	1992	51,207	100.0	480	0.08	9.37	7.77
60 Commerce Way	1988	50,333	100.0	590	0.10	11.72	9.58
80 Commerce Way	1996	22,500	100.0	266	0.04	11.82	10.58
100 Commerce Way	1996	24,600	66.9	290	0.05	17.62	15.68
120 Commerce Way	1994	9,024	100.0	117	0.02	12.97	12.19
140 Commerce Way	1994	26,881	99.5	350	0.06	13.09	12.23

Total New Jersey Office/Flex		2,189,531	89.5	18,163	3.02	9.26	7.77

NEW YORK

Westchester County
Elmsford
11 Clearbrook Road	1974	31,800	72.8	366	0.06	15.81	13.61
75 Clearbrook Road	1990	32,720	100.0	464	0.08	14.18	13.08
125 Clearbrook Road	2002	33,000	100.0	712	0.12	21.58	17.94
150 Clearbrook Road	1975	74,900	100.0	983	0.16	13.12	11.96
175 Clearbrook Road	1973	98,900	98.6	1,429	0.24	14.65	13.34
200 Clearbrook Road	1974	94,000	98.8	1,119	0.19	12.05	10.48
250 Clearbrook Road	1973	155,000	97.3	1,541	0.26	10.22	9.29
50 Executive Boulevard	1969	45,200	95.2	467	0.08	10.85	9.37
77 Executive Boulevard	1977	13,000	100.0	248	0.04	19.08	18.31
85 Executive Boulevard	1968	31,000	99.4	577	0.10	18.73	15.87
300 Executive Boulevard	1970	60,000	100.0	551	0.09	9.18	8.05
350 Executive Boulevard	1970	15,400	98.8	233	0.04	15.31	15.12
399 Executive Boulevard	1962	80,000	100.0	1,038	0.17	12.98	12.40
400 Executive Boulevard	1970	42,200	55.2	487	0.08	20.91	17.13
500 Executive Boulevard	1970	41,600	100.0	735	0.12	17.67	15.38
525 Executive Boulevard	1972	61,700	100.0	1,071	0.18	17.36	15.75
1 Westchester Plaza	1967	25,000	100.0	316	0.05	12.64	12.28
2 Westchester Plaza	1968	25,000	100.0	542	0.09	21.68	20.12
3 Westchester Plaza	1969	93,500	99.4	1,045	0.17	11.24	9.46
4 Westchester Plaza	1969	44,700	100.0	540	0.09	12.08	9.91
5 Westchester Plaza	1969	20,000	100.0	296	0.05	14.80	9.80
6 Westchester Plaza	1968	20,000	100.0	312	0.05	15.60	14.25
7 Westchester Plaza	1972	46,200	100.0	628	0.10	13.59	13.27
8 Westchester Plaza	1971	67,200	100.0	1,027	0.17	15.28	13.15
Hawthorne
200 Saw Mill River Road	1965	51,100	87.9	594	0.10	13.22	12.27
4 Skyline Drive	1987	80,600	100.0	1,254	0.21	15.56	13.23
5 Skyline Drive	1980	124,022	99.3	1,626	0.27	13.20	11.37
6 Skyline Drive	1980	44,155	100.0	149	0.02	3.37	2.88
8 Skyline Drive	1985	50,000	92.7	928	0.15	20.02	16.25
10 Skyline Drive	1985	20,000	100.0	351	0.06	17.55	14.75
11 Skyline Drive (f)	1989	45,000	100.0	848	0.14	18.84	18.56
12 Skyline Drive (f)	1999	46,850	100.0	606	0.10	12.93	10.22
15 Skyline Drive (f)	1989	55,000	100.0	1,202	0.20	21.85	20.00

Office/Flex Properties
(Continued)

							2010
			Percentage	2010		2010	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/10	($000’s)	of Total 2010	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Yonkers
100 Corporate Boulevard	1987	78,000	98.3	1,554	0.26	20.27	19.16
200 Corporate Boulevard South	1990	84,000	99.8	1,571	0.26	18.74	17.93
4 Executive Plaza	1986	80,000	100.0	1,379	0.23	17.24	12.95
6 Executive Plaza	1987	80,000	99.2	1,511	0.25	19.04	17.54
1 Odell Plaza	1980	106,000	99.9	1,363	0.23	12.87	11.57
3 Odell Plaza	1984	71,065	100.0	1,596	0.26	22.46	20.83
5 Odell Plaza	1983	38,400	99.6	576	0.10	15.06	11.74
7 Odell Plaza	1984	42,600	99.6	771	0.13	18.17	17.02

Total New York Office/Flex		2,348,812	97.8	34,606	5.75	15.06	13.38

CONNECTICUT

Fairfield County
Stamford
419 West Avenue	1986	88,000	100.0	1,363	0.23	15.49	13.84
500 West Avenue	1988	25,000	100.0	435	0.07	17.40	15.68
550 West Avenue	1990	54,000	100.0	932	0.15	17.26	16.91
600 West Avenue	1999	66,000	100.0	403	0.07	6.11	5.55
650 West Avenue	1998	40,000	100.0	686	0.11	17.15	15.90

Total Connecticut Office/Flex		273,000	100.0	3,819	0.63	13.99	12.91

TOTAL OFFICE/FLEX PROPERTIES		4,811,343	94.2	56,588	9.40	12.49	10.92

Industrial/Warehouse, Retail and Land Lease Properties

							2010
			Percentage	2010		2010	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/10	($000’s)	of Total 2010	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW YORK

Westchester County
Elmsford
1 Warehouse Lane (f)	1957	6,600	100.0	96	0.02	14.55	12.73
2 Warehouse Lane (f)	1957	10,900	100.0	149	0.02	13.67	13.03
3 Warehouse Lane (f)	1957	77,200	100.0	363	0.06	4.70	4.48
4 Warehouse Lane (f)	1957	195,500	96.7	1,845	0.31	9.76	8.79
5 Warehouse Lane (f)	1957	75,100	97.1	939	0.16	12.88	11.30
6 Warehouse Lane (f)	1982	22,100	100.0	538	0.09	24.34	23.53

Total Industrial/Warehouse Properties		387,400	97.8	3,930	0.66	10.38	9.45

Westchester County
Tarrytown
230 White Plains Road	1984	9,300	100.0	179	0.03	19.25	18.82
Yonkers
2 Executive Boulevard	1986	8,000	100.0	35	0.01	4.38	4.38

Total Retail Properties		17,300	100.0	214	0.04	12.37	12.14

Westchester County
Elmsford
700 Executive Boulevard	--	--	--	148	0.02	--	--
Yonkers
1 Enterprise Boulevard	--	--	--	185	0.03	--	--

Total New York Land Leases		--	--	333	0.05	--	--

Prince George’s County, Maryland
Greenbelt
Capital Office Park Parcel A	--	--	--	153	0.03	--	--

Total Maryland Land Leases		--	--	153	0.03	--	--

Total Land Leases		--	--	486	0.08	--	--

TOTAL PROPERTIES		30,994,779	89.1	602,357	100.00	21.81	19.04

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2010 aggregating 187,058 square feet (representing 0.6 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for 2010, determined in accordance with generally accepted accounting principles (“GAAP”).  Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(c)   Excludes space leased by the Company.
(d)	Base rent for 2010 divided by net rentable square feet leased at December 31, 2010
(e)
Total base rent for 2010 minus total 2010 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2010.

(f)	This property is located on land leased by the Company.
(g)
As this property was acquired, placed in service or initially consolidated by the Company during 2010, the amounts represented in 2010 base rent reflect only that portion of the year during which the Company owned or consolidated the property.  Accordingly, these amounts may not be indicative of the property’s full year results.  For comparison purposes, the amounts represented in 2010 average base rent per sq. ft. and 2010 effective rent per sq. ft. for this property have been calculated by taking 2010 base rent and 2010 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2010.  These annualized per square foot amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of 2010.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

Percentage of
December 31,	Square Feet Leased (%) (a)
2010	89.1

2009	90.1

2008	91.3

2007	92.7

2006	92.0

(a)	Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest tenants for the Consolidated Properties as of December 31, 2010 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

National Union Fire Insurance
Company of Pittsburgh, PA	3	13,648,052	2.2	472,651	1.7	(b)
DB Services New Jersey, Inc.	2	10,905,426	1.8	402,068	1.5	2017
New Cingular Wireless PCS, LLC	4	9,744,793	1.6	433,296	1.6	(c)
Wyndham Worldwide Operations	2	9,258,626	1.5	395,392	1.5	(d)
Keystone Mercy Health Plan	2	8,973,210	1.5	303,149	1.1	2020
United States of America-GSA	11	8,824,842	1.4	286,354	1.1	(e)
Prentice-Hall, Inc.	1	8,643,699	1.4	474,801	1.8	2014
Forest Research Institute, Inc.	1	8,271,398	1.3	215,659	0.8	2017
AT&T Corp.	2	7,934,132	1.3	395,528	1.5	(f)
ICAP Securities USA, LLC	1	6,304,775	1.0	159,834	0.6	2017
Toys 'R' Us – NJ, Inc.	1	6,152,682	1.0	242,518	0.9	2012
TD Ameritrade Online Holdings	1	6,036,278	1.0	188,776	0.7	2020
Daiichi Sankyo, Inc.	2	6,015,498	1.0	180,807	0.7	(g)
Credit Suisse (USA), Inc.	1	5,212,307	0.8	153,464	0.6	(h)
Merrill Lynch Pierce Fenner	1	5,001,213	0.8	294,189	1.1	2017
IBM Corporation	2	4,991,121	0.8	292,304	1.1	(i)
Montefiore Medical Center	5	4,905,268	0.8	222,670	0.8	(j)
National Financial Services	1	4,798,621	0.8	112,964	0.4	2012
KPMG, LLP	3	4,735,115	0.8	176,659	0.7	(k)
Allstate Insurance Company	8	4,665,368	0.8	221,156	0.8	(l)
Bank Of Tokyo-Mitsubishi, Ltd.	1	4,454,970	0.7	137,076	0.5	2019
J.H. Cohn, LLP	2	4,323,277	0.7	155,056	0.6	(m)
Vonage America, Inc.	1	4,091,500	0.7	350,000	1.3	2017
Morgan Stanley Smith Barney	4	4,061,541	0.7	142,530	0.5	(n)
Arch Insurance Company	1	3,685,118	0.6	106,815	0.4	2024
Morgan Stanley & Co., Inc.	1	3,674,040	0.6	306,170	1.1	2013
American Institute of Certified Public
Accountants	1	3,455,040	0.6	142,953	0.5	2012
Oppenheimer & Co., Inc.	1	3,269,465	0.5	118,871	0.4	(o)
E*Trade Financial Corporation	1	3,124,160	0.5	106,573	0.4	2022
Shaw Facilities, Inc.	3	3,071,838	0.5	141,172	0.5	(p)
Dow Jones & Company, Inc.	1	3,057,773	0.5	92,312	0.3	2012
Alpharma, LLC	1	3,009,116	0.5	112,235	0.4	2018
SunAmerica Asset Management	1	2,958,893	0.5	69,621	0.2	2018
United States Life Insurance Co.	1	2,880,000	0.5	180,000	0.7	2013
Tullett Prebon Holdings Corp.	1	2,863,412	0.5	113,041	0.4	(q)
HQ Global Workplaces, LLC	7	2,831,482	0.5	133,209	0.5	(r)
High Point Safety & Insurance	2	2,827,665	0.5	116,889	0.4	2020
Lehman Brothers Holdings, Inc.	1	2,631,235	0.4	74,114	0.3	2012
Regus Business Centre Corp.	2	2,609,160	0.4	79,805	0.3	(s)
Natixis North America, Inc.	1	2,603,297	0.4	89,907	0.3	2021
Connell Foley, LLP	2	2,572,383	0.4	97,822	0.4	2015
AAA Mid-Atlantic, Inc.	2	2,535,780	0.4	129,784	0.5	(t)
New Jersey Turnpike Authority	1	2,530,631	0.4	100,223	0.4	2017
Tradeweb Markets, LLC	1	2,490,140	0.4	64,976	0.2	2017
Movado Group, Inc	1	2,449,828	0.4	90,050	0.3	2013
Lowenstein Sandler, P.C.	1	2,442,255	0.4	98,677	0.4	2017
Savvis Communications Corporation	1	2,430,116	0.3	71,474	0.2	2015
Sony Music Entertainment	1	2,359,986	0.3	97,653	0.4	2014
Rothstein, Kass & Company, P.C.	1	2,216,300	0.3	88,652	0.3	2017
Norris McLaughlin & Marcus, PA	1	2,216,278	0.3	86,913	0.3	2017

Totals		234,749,103	38.0	9,318,812	34.4

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)
Annualized base rental revenue is based on actual December 2010 billings times 12.  For leases whose rent commences after January 1, 2011, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	69,944 square feet expire in 2012; 14,056 square feet expire in 2013; 271,533 square feet expire in 2018; 117,118 square feet expire 2019.
(c)	333,145 square feet expire in 2013; 72,385 square feet expire in 2014; 27,766 square feet expire in 2015.
(d)	145,983 square feet expire in 2011; 249,409 square feet expire in 2024.
(e)
9,901 square feet expire in 2011; 11,216 square feet expire in 2012; 65,438 square feet expire in 2013; 4,879 square feet expire in 2014; 180,729 square feet expire in 2015; 5,950 square feet expire in 2016; 8,241 square feet expire in 2017.

(f)	120,528 square feet expire in 2011; 275,000 square feet expire in 2014.
(g)	8,907 square feet expire in 2013; 171,900 square feet expire in 2022.
(h)	71,511 square feet expire in 2011; 81,953 square feet expire in 2012.
(i)	248,399 square feet expire in 2012; 43,905 square feet expire in 2013.
(j)
5,850 square feet expire in 2014; 7,200 square feet expire in 2016; 30,872 square feet expire in 2017; 36,385 square feet expire in 2018; 133,763 square feet expire in 2019; 8,600 square feet expire in 2020.

(k)	77,381 square feet expire in 2012; 53,409 square feet expire in 2019; 45,869 square feet expire in 2020.
(l)
70,933 square feet expire in 2011; 29,005 square feet expire in 2013; 4,456 square feet expire in 2014; 5,348 square feet expire in 2015; 4,014 square feet expire in 2016; 53,983 square feet expire in 2017; 53,417 square feet expire in 2018.

(m)	1,021 square feet expire in 2014; 154,035 square feet expire in 2020.
(n)	26,834 square feet expire in 2014; 29,654 square feet expire in 2015; 63,260 square feet expire in 2016; 22,782 square feet expire in 2018.
(o)	104,008 square feet expire in 2013; 14,863 square feet expire in 2017.
(p)	39,060 square feet expire in 2013; 102,112 square feet expire in 2015.
(q)	12,282 square feet expire in 2011; 100,759 square feet expire in 2023.
(r)
22,064 square feet expire in 2013; 22,279 square feet expire in 2015; 33,649 square feet expire in 2018; 19,485 square feet expire in 2019; 21,008 square feet expire in 2020; 14,724 square feet expire in 2021.

(s)	40,875 square feet expire in 2011; 38,930 square feet expire in 2016.
(t)	9,784 square feet expire in 2017; 120,000 square feet expire in 2022.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2011, assuming that none of the tenants exercise renewal or termination options:

Average
Annual Base
Percentage Of	Rent Per Net
Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
Number Of	To Expiring	Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2011 (c)	358	2,381,669	8.8	55,287,305	23.21	9.0

2012	372	3,011,077	11.1	71,996,645	23.91	11.7

2013	378	3,725,257	13.8	79,591,577	21.37	12.9

2014	303	2,952,299	10.9	64,388,903	21.81	10.4

2015	261	3,198,784	11.8	69,360,282	21.68	11.2

2016	202	2,215,906	8.2	48,418,940	21.85	7.8

2017	135	2,909,617	10.7	68,454,318	23.53	11.1

2018	87	1,630,330	6.0	39,030,171	23.94	6.3

2019	57	1,119,330	4.1	25,216,359	22.53	4.1

2020	50	1,083,340	4.0	24,209,864	22.35	3.9

2021	49	923,060	3.4	23,013,804	24.93	3.7

2022 and thereafter	46	1,950,622	7.2	49,057,346	25.15	7.9
Totals/Weighted
Average	2,298	27,101,291	(c) (d)	100.0	618,025,514	22.80	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2010 billings times 12.  For leases whose rent commences after January 1, 2011, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2010 aggregating 187,058 square feet and representing annualized rent of $3,827,976 for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	27,101,291
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
service tenants and occupancy adjustments	522,451
Square footage unleased	3,371,037
Total net rentable square footage (does not include land leases)	30,994,779

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2011, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2011 (c)	291	1,937,656	8.5	49,896,473	25.75	9.1

2012	285	2,321,643	10.5	63,482,789	27.34	11.5

2013	285	2,768,529	12.5	66,009,413	23.84	11.9

2014	243	2,351,998	10.6	57,042,676	24.25	10.3

2015	217	2,811,124	12.7	64,582,772	22.97	11.7

2016	166	1,811,379	8.2	42,702,705	23.57	7.7

2017	110	2,651,971	12.0	64,763,925	24.42	11.7

2018	62	1,186,896	5.4	33,363,353	28.11	6.0

2019	40	752,331	3.4	19,806,107	26.33	3.6

2020	39	909,792	4.1	22,109,470	24.30	4.0

2021	43	861,513	3.9	22,173,117	25.74	4.0

2022 and thereafter	40	1,825,083	8.2	47,253,148	25.89	8.5
Totals/Weighted
Average	1,821	22,189,915 (c)	100.0	553,185,948	24.93	100.0
(a)	Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2010 billings times 12.  For leases whose rent commences after January 1, 2011, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2010 aggregating 159,154 square feet and representing annualized rent of $3,430,877 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2011, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2011 (c)	67	444,013	9.8	5,390,832	12.14	8.9

2012	87	689,434	15.3	8,513,856	12.35	14.1

2013	82	802,423	17.8	12,165,876	15.16	20.2

2014	56	560,456	12.4	6,531,909	11.65	10.8

2015	43	359,660	8.0	4,441,510	12.35	7.4

2016	32	373,539	8.3	5,375,177	14.39	8.9

2017	25	257,646	5.7	3,690,393	14.32	6.1

2018	24	308,352	6.8	4,236,818	13.74	7.0

2019	17	366,999	8.1	5,410,252	14.74	9.0

2020	11	173,548	3.8	2,100,394	12.10	3.5

2021	6	61,547	1.4	840,687	13.66	1.4

2022 and thereafter	5	117,539	2.6	1,640,998	13.96	2.7
Totals/Weighted
Average	455	4,515,156 (c)	100.0	60,338,702	13.36	100.0

(a)	Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2010 billings times 12.  For leases whose rent commences after January 1, 2011, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above. Includes office/flex tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(c)	Includes leases expiring December 31, 2010 aggregating 27,904 square feet and representing annualized rent of $397,098 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2011, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2013	11	154,305	40.7	1,416,288	9.18	34.0

2014	3	30,545	8.1	639,318	20.93	15.4

2015	1	28,000	7.4	336,000	12.00	8.0

2016	4	30,988	8.2	341,058	11.01	8.2

2018	1	135,082	35.6	1,430,000	10.59	34.4
Totals/Weighted
Average	20	378,920	100.0	4,162,664	10.99	100.0

(a)	Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2010 billings times 12.  For leases whose rent commences after January 1, 2011, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2011 assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2014	1	9,300	53.8	175,000	18.82	51.7

2022 and beyond	1	8,000	46.2	163,200	20.40	48.3
Totals/Weighted
Average	2	17,300	100.0	338,200	19.55	100.0

(a)	Includes stand-alone retail property tenants only.
(b)
Annualized base rental revenue is based on actual December 2010 billings times 12.  For leases whose rent commences after January 1, 2011, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

Industry Classification (a)	Annualized Base Rental Revenue ($) (b) (c) (d)	Percentage of Company Annualized Base Rental Revenue (%)	Square Feet Leased (c) (d)	Percentage of Total Company Leased Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	91,706,655	14.7	3,386,515	12.3
Insurance Carriers & Related Activities	59,530,284	9.6	2,402,461	8.9
Manufacturing	49,267,387	8.0	2,552,135	9.4
Telecommunications	42,083,790	6.8	2,148,980	7.9
Legal Services	36,845,947	6.0	1,403,586	5.2
Health Care & Social Assistance	29,705,006	4.8	1,418,535	5.2
Computer System Design Services	27,808,954	4.5	1,343,686	5.0
Credit Intermediation & Related Activities	27,204,376	4.4	1,023,261	3.8
Accounting/Tax Prep.	20,706,597	3.4	786,784	2.9
Scientific Research/Development	20,507,079	3.3	736,485	2.7
Wholesale Trade	19,806,813	3.2	1,324,965	4.9
Architectural/Engineering	16,459,431	2.7	750,509	2.8
Admin & Support, Waste Mgt. & Remediation Services	15,791,420	2.6	761,150	2.8
Retail Trade	14,777,916	2.4	737,482	2.7
Public Administration	14,484,613	2.3	555,019	2.0
Other Services (except Public Administration)	13,999,576	2.3	557,319	2.1
Management/Scientific	12,042,760	1.9	485,221	1.8
Accommodation & Food Services	11,511,920	1.9	501,945	1.9
Arts, Entertainment & Recreation	11,427,343	1.8	685,630	2.5
Real Estate & Rental & Leasing	11,232,564	1.8	502,028	1.9
Advertising/Related Services	9,220,403	1.5	376,187	1.4
Construction	7,773,223	1.3	368,621	1.4
Other Professional	7,053,400	1.1	318,306	1.2
Publishing Industries	6,186,359	1.0	247,613	0.9
Information Services	6,064,190	1.0	237,339	0.9
Data Processing Services	5,689,535	0.9	216,041	0.8
Transportation	5,453,060	0.9	291,586	1.1
Utilities	5,316,017	0.9	215,395	0.8
Broadcasting	5,276,310	0.9	189,010	0.7
Educational Services	3,726,349	0.6	189,903	0.7
Other	9,366,237	1.5	387,594	1.4

TOTAL	618,025,514	100.0	27,101,291	100.0

(a)	The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).
(b)
Annualized base rental revenue is based on actual December 2010 billings times 12.  For leases whose rent commences after January 1, 2011, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(d)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2010 aggregating 187,058 square feet and representing annualized rent of $3,827,976 for which no new leases were signed.

MARKET DIVERSIFICATION

The following table lists the Company’s markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market (MSA)	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Newark, NJ
(Essex-Morris-Union Counties)	138,969,969	22.4	6,495,715	21.0
Jersey City, NJ	117,260,604	19.0	4,317,978	13.9
Westchester-Rockland, NY	92,544,600	15.0	4,968,420	16.0
Bergen-Passaic, NJ	83,179,659	13.5	4,573,554	14.8
Philadelphia, PA-NJ	56,638,134	9.2	3,529,994	11.4
Middlesex-Somerset-Hunterdon, NJ	40,930,985	6.6	2,116,628	6.8
Washington, DC-MD-VA-WV	26,951,239	4.4	1,292,807	4.2
Monmouth-Ocean, NJ	24,379,690	3.9	1,620,863	5.2
Trenton, NJ	17,964,036	2.9	956,597	3.1
Stamford-Norwalk, CT	10,459,595	1.7	597,747	1.9
New York (Manhattan)	8,747,003	1.4	524,476	1.7

Totals	618,025,514	100.0	30,994,779	100.0

(a)
Annualized base rental revenue is based on actual December 2010 billings times 12.  For leases whose rent commences after January 1, 2011, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2010 aggregating 187,058 square feet and representing annualized rent of $3,827,976 for which no new leases were signed.

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

ITEM 4.                 (Removed and Reserved).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The shares of the Company’s Common Stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CLI.”

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2010 and 2009, respectively:

For the Year Ended December 31, 2010:

	High	Low	Close
First Quarter	$36.31	$30.33	$35.25
Second Quarter	$38.74	$29.22	$29.73
Third Quarter	$33.81	$27.77	$32.71
Fourth Quarter	$34.88	$29.85	$33.06

For the Year Ended December 31, 2009:

	High	Low	Close
First Quarter	$23.99	$14.14	$19.81
Second Quarter	$28.01	$18.30	$22.80
Third Quarter	$37.63	$21.13	$32.33
Fourth Quarter	$36.23	$29.24	$34.57

On February 8, 2011, the closing Common Stock price reported on the NYSE was $34.59 per share.

On June 4, 2010, the Company filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the Company was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 8, 2011, the Company had 490 common shareholders of record.  This does not include beneficial owners for whom Cede & Co. or others act as nominee.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

None.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2010, the Company declared four quarterly cash dividends on its common stock and common units of $0.45 per share and per unit for each of the first to the fourth quarter, respectively.  Additionally, in 2010, the Company declared quarterly preferred stock cash dividends of $50.00 per preferred share from the first to the fourth quarter.

During the year ended December 31, 2009, the Company declared four quarterly cash dividends on its common stock and common units of $0.45 per share and per unit for each of the first to the fourth quarter, respectively.  Additionally, in 2009, the Company declared quarterly preferred stock cash dividends of $50.00 per preferred share from the first to the fourth quarter.

The declaration and payment of dividends and distributions will continue to be determined by the Board of Directors in light of conditions then existing, including the Company’s earnings, cash flows, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s Equity REIT Total Return Index (“NAREIT”).  The graph assumes that the value of the investment in the Company’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2005 and that all dividends were reinvested.  The price of the Company’s Common Stock on December 31, 2005 (on which the graph is based) was $43.20.  The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2010, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	535,435 (2)	29.05 (3)	2,425,073
Equity Compensation Plans Not Approved by Stockholders(1)	84,236	N/A	N/A (4)
Total	619,671	N/A	2,425,073

(1)
The only plan included in the table that was adopted without stockholder approval was the Directors’ Deferred Compensation Plan.  See Note 15: Mack-Cali Realty Corporation Stockholder Equity - Deferred Stock Compensation Plan For Directors.

(2)           Includes 239,759 shares of restricted Common Stock.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.                 SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company.  The consolidated selected operating, balance sheet and other data of the Company as of December 31, 2010, 2009, 2008, 2007 and 2006, and for the years then ended have been derived from the Company’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2010	2009	2008	2007	2006
Total revenues	$ 787,480	$ 758,925	$ 772,780	$ 803,162	$ 729,007
Property expenses (b)	$ 282,064	$ 274,418	$ 277,142	$ 268,404	$ 252,176
Direct construction costs	$ 60,255	$ 20,323	$ 37,649	$ 85,180	$ 53,602
General and administrative	$ 35,003	$ 39,779	$ 43,861	$ 52,156	$ 49,071
Interest expense	$ 149,329	$ 140,068	$ 126,937	$ 125,467	$ 134,197
Income from continuing operations	$ 58,750	$ 80,308	$ 65,390	$ 88,790	$ 105,372
Net income available to common shareholders	$ 52,900	$ 52,568	$ 51,726	$ 108,466	$ 142,666
Income from continuing operations
per share – basic	$ 0.62	$ 0.90	$ 0.79	$ 1.06	$ 1.32
Income from continuing operations
per share – diluted	$ 0.62	$ 0.90	$ 0.79	$ 1.06	$ 1.32
Net income per share – basic	$ 0.67	$ 0.71	$ 0.79	$ 1.62	$ 2.29
Net income per share – diluted	$ 0.67	$ 0.71	$ 0.79	$ 1.61	$ 2.28
Dividends declared per common share	$ 1.80	$ 1.80	$ 2.56	$ 2.56	$ 2.54
Basic weighted average shares outstanding	79,224	74,318	65,489	67,026	62,237
Diluted weighted average shares outstanding	92,477	88,389	80,648	82,500	77,901

Balance Sheet Data	December 31,
In thousands	2010	2009	2008	2007	2006
Rental property, before accumulated
depreciation and amortization	$5,216,720	$5,186,208	$4,963,780	$4,885,429	$4,573,587
Total assets	$4,362,466	$4,721,637	$4,443,922	$4,593,202	$4,422,889
Total debt (c)	$2,089,494	$2,337,437	$2,225,475	$2,211,735	$2,159,959
Total liabilities	$2,318,529	$2,578,447	$2,484,559	$2,492,797	$2,412,762
Total Mack-Cali Realty Corporation
stockholders’ equity	$1,758,272	$1,831,458	$1,544,463	$1,642,555	$1,527,907
Total noncontrolling interests in subsidiaries	$ 285,665	$ 311,732	$ 414,900	$ 457,850	$ 482,220

(a)	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
(b)	Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.
(c)	Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, and mortgages, loans payable and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 50 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 277 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 32.2 million square feet, leased to over 2,000 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.5 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 89.1 percent at December 31, 2010 as compared to 90.1 percent at December 31, 2009 and 91.3 percent at December 31, 2008.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2010, 2009 and 2008 aggregate 187,058, 64,672 and 67,473 square feet, respectively, or 0.6, 0.2 and 0.2 percentage of the net rentable square footage, respectively.  The Company believes that vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2011 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The Company expects that the impact of the current state of the economy, including high unemployment will continue to have a negative effect on the fundamentals of its business, including lower occupancy, reduced effective rents, and increases in defaults and past due accounts.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	real estate transactions;
•	critical accounting policies and estimates;
•	results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009;
•	results of operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008;
•	liquidity and capital resources.

Real Estate Transactions

On December 17, 2010, the Company repaid a $26.8 million mortgage loan which encumbered One Grande Commons, a 198,376 square foot unconsolidated joint venture office property located in Bridgewater, New Jersey.  Concurrent with the repayment, the Company placed an $11 million mortgage financing on the property obtained from a bank. As a result of the repayment of the existing mortgage loan, the Company obtained a controlling interest and is consolidating the office property.  The new mortgage loan bears interest at a rate of LIBOR plus 200 basis points and matures on December 31, 2011, with three one-year extension options, subject to certain conditions and payment of a fee.

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

The Company’s office property located at 2200 Renaissance Boulevard in King of Prussia, Pennsylvania, aggregating 174,124 square feet, is collateral for a mortgage loan scheduled to mature on December 1, 2012 with a balance of $16.2 million at December 31, 2010.  As of December 31, 2010, the Company estimated that the carrying value of the property may not be recoverable over its anticipated holding period. In order to reduce the carrying value of the property to its estimated fair market value of approximately $13.4 million, the Company recorded an impairment charge of approximately $9.5 million at December 31, 2010.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2010, 2009 and 2008 was $1.9 million, $1.4 million and $5.8 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

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

Results From Operations

The following comparisons for the year ended December 31, 2010 (“2010”), as compared to the year ended December 31, 2009 (“2009”), and for 2009 as compared to the year ended December 31, 2008 (“2008”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2008, (for the 2010 versus 2009 comparison) and which represent all in-service properties owned by the Company at December 31, 2007, (for the 2009 versus 2008 comparison), excluding properties sold or held for sale through December 31, 2010; and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations or initially consolidated by the Company from January 1, 2009 through December 31, 2010 (for the 2010 versus 2009 comparison) and which represent all properties acquired by the Company or commencing initial operation from January 1, 2008 through December 31, 2009 (for the 2009 versus 2008 comparison).

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2010	2009	Change	Change
Revenue from rental operations and other:
Base rents	$602,357	$611,061	$(8,704)	(1.4)%
Escalations and recoveries from tenants	101,699	103,057	(1,358)	(1.3)
Other income	12,553	13,538	(985)	(7.3)
Total revenues from rental operations	716,609	727,656	(11,047)	(1.5)

Property expenses:
Real estate taxes	93,535	93,322	213	0.2
Utilities	74,077	70,927	3,150	4.4
Operating services	114,452	110,169	4,283	3.9
Total property expenses	282,064	274,418	7,646	2.8

Non-property revenues:
Construction services	62,997	21,910	41,087	187.5
Real estate services	7,874	9,359	(1,485)	(15.9)
Total non-property revenues	70,871	31,269	39,602	126.6

Non-property expenses:
Direct construction costs	60,255	20,323	39,932	196.5
General and administrative	35,003	39,779	(4,776)	(12.0)
Depreciation and amortization	191,168	200,732	(9,564)	(4.8)
Impairment charge on rental property	9,521	--	9,521	--
Total non-property expenses	295,947	260,834	35,113	13.5
Operating income	209,469	223,673	(14,204)	(6.4)
Other (expense) income:
Interest expense	(149,329)	(140,068)	(9,261)	(6.6)
Interest and other investment income	86	570	(484)	(84.9)
Equity in earnings (loss) of unconsolidated
joint ventures	2,276	(5,560)	7,836	140.9
Loss from early extinguishment of debt	(3,752)	--	(3,752)	--
Gain on reduction of other obligations	--	1,693	(1,693)	(100.0)
Total other (expense) income	(150,719)	(143,365)	(7,354)	(5.1)
Income from continuing operations	58,750	80,308	(21,558)	(26.8)
Discontinued Operations:
Income (loss) from discontinued operations	242	(17)	259	1,523.5
Impairment charge on rental property	--	(16,563)	16,563	100.0
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,447	--	4,447	--
Total discontinued operations, net	4,689	(16,580)	21,269	128.3
Net income	63,439	63,728	(289)	(0.5)
Noncontrolling interest in consolidated joint
ventures	262	943	(681)	(72.2)
Noncontrolling interest in Operating Partnership	(8,133)	(12,550)	4,417	35.2
Noncontrolling interest in discontinued operations	(668)	2,447	(3,115)	(127.3)
Preferred stock dividends	(2,000)	(2,000)	--	--

Net income available to common shareholders	$52,900	$52,568	$332	0.6%

The following is a summary of the changes in revenue from rental operations and property expenses in 2010 as compared to 2009 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change
Revenue from rental operations:
Base rents	$(8,704)	(1.4)%	$(19,418)	(3.2)%	$10,714	1.8%
Escalations and recoveries
from tenants	(1,358)	(1.3)	(2,583)	(2.5)	1,225	1.2
Other income	(985)	(7.3)	(975)	(7.2)	(10)	(0.1)
Total	$(11,047)	(1.5)%	$(22,976)	(3.2)%	$11,929	1.7%

Property expenses:
Real estate taxes	$213	0.2%	$(1,416)	(1.5)%	$1,629	1.7%
Utilities	3,150	4.4	2,807	4.0	343	0.4
Operating services	4,283	3.9	2,216	2.0	2,067	1.9
Total	$7,646	2.8%	$3,607	1.3%	$4,039	1.5%

OTHER DATA:
Number of Consolidated Properties	268		254		14
Square feet (in thousands)	30,995		29,095		1,900

Base rents for the Same-Store Properties decreased $19.4 million, or 3.2 percent, for 2010 as compared to 2009, due primarily to decreased occupancy and rental rates in 2010 over 2009.  Escalations and recoveries from tenants for the Same-Store Properties decreased $2.6 million, or 2.5 percent, for 2010 over 2009, due primarily to lower recoveries from newer tenants in 2010. Other income for the Same-Store Properties decreased $1.0 million, or 7.2 percent, due primarily to a decrease in tenant extra services in 2010.

Real estate taxes on the Same-Store Properties decreased $1.4 million, or 1.5 percent, for 2010 as compared to 2009, due primarily to reductions in certain property tax assessments and real estate tax refunds in 2010.  Utilities for the Same-Store Properties increased $2.8 million, or 4.0 percent, for 2010 as compared to 2009, due primarily to increased usage and rates in 2010 as compared to 2009.  Operating services for the Same-Store Properties increased $2.2 million, or 2.0 percent, due primarily to an increase in snow removal and maintenance costs in 2010 as compared to 2009.

Construction services revenue increased $41.1 million, or 187.5 percent, in 2010 as compared to 2009, due primarily to increased construction contracts in 2010.  Real estate services revenues decreased by $1.5 million, or 15.9 percent, for 2010 as compared to 2009, due primarily to decreases in management fee income of $0.6 million, salary reimbursements of $0.6 million, and commissions income of $0.3 million on account of a reduction in third party management and leasing assignments in 2010.

Direct construction costs increased $39.9 million, or 196.5 percent, in 2010 as compared to 2009, due primarily to increased construction contracts in 2010.

General and administrative decreased by $4.8 million, or 12.0 percent, for 2010 as compared to 2009 due primarily to decreases in salaries and related expenses and professional fees in 2010.

Depreciation and amortization decreased by $9.6 million, or 4.8 percent, for 2010 over 2009.  This decrease was due primarily to assets becoming fully amortized in 2010.

In 2010, the Company incurred $9.5 million as an impairment charge on a rental property.

Interest expense increased $9.3 million, or 6.6 percent, for 2010 as compared to 2009.  This increase was primarily as a result of higher average debt balances and interest rates in 2010 as compared to 2009.

Interest and other investment income decreased $0.5 million, or 84.9 percent, for 2010 as compared to 2009.  This decrease was due primarily to the repayment of a note receivable in late 2009.

Equity in earnings of unconsolidated joint ventures increased $7.8 million, or 140.9 percent, for 2010 as compared to 2009.  The increase was due primarily to the write-off in 2009 of the Company’s investment in the Route 93 Portfolio venture for an increased loss of $4.4 million, a decreased loss of $4.1 million in the Boston-Downtown Crossing venture for 2010 as compared to 2009, increased income of $1.3 million in the Gale Kimball venture for 2010 as compared to 2009.  These were partially offset by decreased income of $2.6 million from the Harborside South Pier venture for 2010 as compared to 2009.

The Company recognized a loss from early extinguishment of debt of $3.8 million in 2010 as a result of the prepayment of $300 million of senior unsecured notes in 2010 which were scheduled to mature in February 2011.

The Company had a gain on reduction of other obligations of $1.7 million on account of the expiration of certain assumed obligations in 2009.

Income from continuing operations decreased to approximately $58.7 million in 2010 from $80.3 million in 2009.  The decrease of $21.6 million was due to the factors discussed above.

Net income available to common shareholders increased by $0.3 million, or 0.6 percent, from $52.6 million in 2009 to $52.9 million in 2010.  The increase was primarily the result of an impairment charge on rental property of $16.6 million in 2009, a realized gain on disposition of rental property of $4.4 million, an increase in noncontrolling interest in Operating Partnership of $4.4 million, and an increase in income from discontinued operation of $0.3 million for 2010 as compared to 2009.  These were partially offset by a decrease in income from continuing operations of $21.6 million, a decrease in noncontrolling interest in discontinued operations of $3.1 million, and a decrease in noncontrolling interest in consolidated joint ventures of $0.7 million for 2010 as compared to 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2009	2008	Change	Change
Revenue from rental operations and other:
Base rents	$611,061	$589,626	$21,435	3.6%
Escalations and recoveries from tenants	103,057	108,812	(5,755)	(5.3)
Other income	13,538	20,175	(6,637)	(32.9)
Total revenues from rental operations	727,656	718,613	9,043	1.3

Property expenses:
Real estate taxes	93,322	87,220	6,102	7.0
Utilities	70,927	83,634	(12,707)	(15.2)
Operating services	110,169	106,288	3,881	3.7
Total property expenses	274,418	277,142	(2,724)	(1.0)

Non-property revenues:
Construction services	21,910	40,680	(18,770)	(46.1)
Real estate services	9,359	13,487	(4,128)	(30.6)
Total non-property revenues	31,269	54,167	(22,898)	(42.3)

Non-property expenses:
Direct construction costs	20,323	37,649	(17,326)	(46.0)
General and administrative	39,779	43,861	(4,082)	(9.3)
Depreciation and amortization	200,732	192,957	7,775	4.0
Total non-property expenses	260,834	274,467	(13,633)	(5.0)
Operating income	223,673	221,171	2,502	1.1
Other (expense) income:
Interest expense	(140,068)	(126,937)	(13,131)	(10.3)
Interest and other investment income	570	1,374	(804)	(58.5)
Equity in earnings (loss) of unconsolidated
joint ventures	(5,560)	(39,752)	34,192	86.0
Gain on sale of investment in marketable securities	--	471	(471)	(100.0)
Gain on reduction of other obligations	1,693	9,063	(7,370)	(81.3)
Total other (expense) income	(143,365)	(155,781)	12,416	8.0
Income from continuing operations	80,308	65,390	14,918	22.8
Discontinued Operations:
Income (loss) from discontinued operations	(17)	(511)	494	96.7
Impairment charge on rental property	(16,563)	--	(16,563)	--
Total discontinued operations, net	(16,580)	(511)	(16,069)	(3,144.6)
Net income	63,728	64,879	(1,151)	(1.8)
Noncontrolling interest in consolidated joint
ventures	943	664	279	42.0
Noncontrolling interest in Operating Partnership	(12,550)	(11,911)	(639)	(5.4)
Noncontrolling interest in discontinued operations	2,447	94	2,353	2,503.2
Preferred stock dividends	(2,000)	(2,000)	--	--

Net income available to common shareholders	$52,568	$51,726	$842	1.6%

The following is a summary of the changes in revenue from rental operations and property expenses in 2009 as compared to 2008 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change
Revenue from rental operations:
Base rents	$21,435	3.6%	$(4,951)	(0.9)%	$26,386	4.5%
Escalations and recoveries
from tenants	(5,755)	(5.3)	(7,641)	(7.0)	1,886	1.7
Other income	(6,637)	(32.9)	(6,750)	(33.5)	113	0.6
Total	$9,043	1.3%	$(19,342)	(2.7)	$28,385	4.0%

Property expenses:
Real estate taxes	$6,102	7.0%	$2,808	3.2%	$3,294	3.8%
Utilities	(12,707)	(15.2)	(14,806)	(17.7)	2,099	2.5
Operating services	3,881	3.7	(564)	(0.5)	4,445	4.2
Total	$(2,724)	(1.0)%	$(12,562)	(4.5)%	$9,838	3.5%

OTHER DATA:
Number of Consolidated Properties	267		254		13
Square feet (in thousands)	30,796		29,095		1,701

Base rents for the Same-Store Properties decreased $5.0 million, or 0.9 percent, for 2009 as compared to 2008, due primarily to decreased occupancy.  Escalations and recoveries from tenants for the Same-Store Properties decreased $7.6 million, or 7.0 percent, for 2009 over 2008, due primarily to lower operating and utility expenses in 2009, as compared to 2008.  Other income for the Same-Store Properties decreased $6.8 million, or 33.5 percent, due primarily to a decrease in lease breakage income for 2009 as compared to 2008.

Real estate taxes on the Same-Store Properties increased $2.8 million, or 3.2 percent, for 2009 as compared to 2008, due primarily to real estate tax refunds received in 2008.  Utilities for the Same-Store Properties decreased $14.8 million, or 17.7 percent, for 2009 as compared to 2008, due primarily to lower electric rates and usage in 2009 as compared to 2008. Operating services for the Same-Store Properties decreased $0.6 million, or 0.5 percent, due primarily to a decrease in property insurance, partially offset by an increase in snow removal costs in 2009 as compared to 2008.

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

General and administrative decreased by $4.1 million, or 9.3 percent, for 2009 as compared to 2008 due primarily to decreases in professional fees and state taxes.

Depreciation and amortization increased by $7.8 million, or 4.0 percent, for 2009 over 2008.  This increase was due primarily to the Acquired Properties.

Interest expense increased $13.1 million, or 10.3 percent, for 2009 as compared to 2008.  This increase was primarily as a result of higher average interest rates on outstanding debt and capitalizing less interest on development projects in 2009 as compared to 2008.

Interest and other investment income decreased $0.8 million, or 58.5 percent, for 2009 as compared to 2008.  This decrease was due primarily to lower interest rates on invested cash and cash equivalents for 2009 as compared to 2008.

Equity in earnings of unconsolidated joint ventures increased $34.2 million, or 86.0 percent, for 2009 as compared to 2008.  The increase was due primarily to the recording of the Company’s share of the venture’s impairment charge in 2008 of $27.1 million in the Mack-Gale-Green/Gramercy venture, and $11.9 million in the Boston-Downtown Crossing joint venture, partially offset by the write-off in 2009 of the Company’s investment in the Route 93 Portfolio venture for an increased loss of $3.2 million in 2009.

The Company had a gain on reduction of other obligations of $1.7 million on account of the expiration of certain assumed obligations in 2009, as compared to a gain on reduction of other obligations of $9.1 million in 2008 due to a change in the Company’s estimates of payables under its remaining assumed lease obligations.

The Company recognized a gain on sale of investments in marketable securities of $0.5 million in 2008.

Income from continuing operations increased to $80.3 million in 2009 from $65.4 million in 2008.  The increase of $14.9 million was due to the factors discussed above.

Net income available to common shareholders increased by $0.8 million, or 1.6 percent, from $51.7 million in 2008 to approximately $52.5 million in 2009.  The increase was primarily due to an increase in income from continuing operations of $14.9 million, an increase in noncontrolling interest in discontinued operations of approximately $2.3 million, an increase in income from discontinued operations of $0.5 million for 2009 as compared to 2008, and an increase in noncontrolling interest in consolidated joint ventures of $0.3 million.  These were partially offset by an impairment charge of $16.6 million in 2009 on a property that was subsequently sold, and an increase in noncontrolling interest in Operating Partnership of $0.6 million.

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

The Company expects to meet its short-term liquidity requirements generally through its working capital, net cash provided by operating activities and from its revolving credit facility.  The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration.  Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements.  The Company expects to meet its financing requirements through funds generated from operating activities, to the extent available, proceeds from property sales, long-term and short-term borrowings (including draws on the Company’s revolving credit facility) and the issuance of additional debt and/or equity securities.

If current economic conditions persist or deteriorate, the Company may experience increases in past due accounts, defaults, lower occupancy rates and reduced effective rents.  This condition would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition and its ability to continue distributions at current levels.

Construction Projects and Other:
Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause the Company to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of 15 years, subject to three five-year extension options.  The construction of the 205,000 square foot building commenced in 2009 and was delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $38.0 million through December 31, 2010.)

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $143.3 million ($166.7 million, including common units in the Operating Partnership, held by parties other than the Company) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, our stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2010-12, 2010-3 I.R.B. Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $133.9 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  As of December 31, 2010, 130 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of December 31, 2010, the Company had 236 unencumbered properties, totaling 24.3 million square feet, representing 78.5 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents decreased by $269.2 million to $21.8 million at December 31, 2010, compared to $291.0 million at December 31, 2009.  This decrease is comprised of the following net cash flow items:

(1)	$223.0 million provided by operating activities.

(2)	$89.0 million used in investing activities, consisting primarily of the following:

(a)	$92.5 million used for additions to rental property; plus
(b)	$1.0 million used for investments in unconsolidated joint ventures; minus
(c)	$2.4 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
(d)	$2.0 million received from restricted cash.

(3)	$403.2 million used in financing activities, consisting primarily of the following:

(a)	$465.0 million used for repayment of senior unsecured notes; plus
(b)	$168.5 million used for payments of dividends and distributions; plus
(c)	$22.0 million used for repayments of borrowings under the Company’s unsecured credit facility; plus
(d)	$8.2 million used for repayments of mortgages, loans payable and other obligation; plus.
(e)	$2.1 million used for payments of financing costs; minus.
(f)	$250.0 million from borrowings under the revolving credit facility; minus
(g)	$11.0 million from proceeds received from mortgages and loans payable; minus
(h)	$1.5 million from proceeds received from stock options exercised.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2010.

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,118,451	53.53%	6.08%	4.45
Fixed Rate Secured Debt	732,043	35.03%	7.44%	6.54
Variable Rate Secured Debt	11,000	0.53%	2.26%	1.00
Variable Rate Unsecured Debt	228,000	10.91%	0.83%	1.48

Totals/Weighted Average:	$2,089,494	100.00%	5.97%	4.84

(a)
Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of December 31, 2010 of 0.28 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of December 31, 2010 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2011	$ 9,217	$ 11,000	$ 20,217	4.75%
2012	10,687	438,148	448,835	3.48%
2013	11,319	145,223	156,542	5.39%
2014	10,473	335,257	345,730	6.82%
2015	8,946	150,000	158,946	5.40%
Thereafter	35,820	952,532	988,352	7.15%
Sub-total	86,462	2,032,160	2,118,622
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
December 31, 2010	(29,128)	--	(29,128)

Totals/Weighted Average	$ 57,334	$2,032,160	$2,089,494	5.97%

(a)   Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of December 31, 2010 of 0.28 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

Senior Unsecured Notes:
On December 15, 2010, the Company redeemed $300 million principal amount of its 7.75 percent senior unsecured notes due February 15, 2011.  The redemption price, including a make-whole premium, was 101.225 percent of the principal amount of the notes, plus accrued and unpaid interest up to the redemption date.  The Company funded the redemption price, including accrued and unpaid interest, of approximately $311.4 million from borrowing on its unsecured revolving credit facility, as well as cash on hand.  In connection with the redemption, the Company recorded approximately $3.8 million as a loss from early extinguishment of debt.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.1 billion as of December 31, 2010) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million (expandable to $800 million). The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  In June 2010, the Company exercised its option to extend the credit facility for one year to June 2012 and paid the $1,162,500 extension fee.  As of February 8, 2011, the Company had $247 million of outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of December 31, 2010, the Company had no outstanding borrowings under its Money Market Loan program.

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

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 8, 2011, the Company had $247 million of outstanding borrowings under its $775 million unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2011.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units from December 31, 2009 to December 31, 2010:

	Common	Common
	Stock	Units	Total
Outstanding at December 31, 2009	78,969,752	13,495,036	92,464,788
Stock options exercised	55,508	--	55,508
Common units redeemed for Common Stock	487,368	(487,368)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	5,197	--	5,197
Restricted shares issued, net of cancellations	87,649	--	87,649

Outstanding at December 31, 2010	79,605,474	13,007,668	92,613,142

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of December 31, 2010, the Company has a remaining authorization under the Repurchase Program of $46 million.

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which $287.5 million of securities have been sold through February 8, 2011 and $1.7 billion remains available for future issuances.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $250 million of securities have been sold as of February 8, 2011 and $2.25 billion remains available for future issuances.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of December 31, 2010:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	1,490,985	77,744	438,785	441,156	533,300	--
Revolving credit facility	228,000	--	228,000	--	--	--
Mortgages, loans payable
and other obligations	1,074,079	69,613	150,848	232,185	621,433	--
Payments in lieu of taxes
(PILOT)	50,160	4,407	13,222	8,815	22,037	1,679
Ground lease payments	18,519	375	1,085	743	1,197	15,119
Total	2,861,743	152,139	831,940	682,899	1,177,967	16,798

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

Approximately $1.9 billion of the Company’s long-term debt as of December 31, 2010 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of December 31, 2010 ranged from LIBOR plus 55 basis points to LIBOR plus 200 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 10 percent, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $0.2 million annually.

December 31, 2010
Debt,										Fair
including current portion ($’s in thousands)	2011	2012	2013	2014	2015	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$9,217	$220,835	$156,542	$345,730	$158,946	$988,352	$1,879,622	$(29,128)	$1,850,494	$1,962,249
Average Interest Rate	7.71%	6.21%	5.39%	6.82%	5.40%	7.15%			6.62%

Variable Rate	$11,000	$228,000							$ 239,000	$ 233,300

(a)      Adjustment for unamortized debt discount/premium and mark-to-market, net, as of December 31, 2010.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.           OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 24, 2011, and is incorporated herein by reference.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 24, 2011, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 24, 2011, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 24, 2011, and is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 24, 2011, and is incorporated herein by reference.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	All Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a) 2.           Financial Statement Schedules

(i)      Mack-Cali Realty Corporation:

Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2010

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

New York, New York
February 9, 2011

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,
ASSETS	2010	2009
Rental property
Land and leasehold interests	$771,960	$771,794
Buildings and improvements	3,970,177	3,948,509
Tenant improvements	470,098	456,547
Furniture, fixtures and equipment	4,485	9,358
	5,216,720	5,186,208
Less – accumulated depreciation and amortization	(1,278,985)	(1,153,223)
Net investment in rental property	3,937,735	4,032,985
Cash and cash equivalents	21,851	291,059
Investments in unconsolidated joint ventures	34,220	35,680
Unbilled rents receivable, net	126,917	119,469
Deferred charges and other assets, net	212,038	213,674
Restricted cash	17,310	20,681
Accounts receivable, net of allowance for doubtful accounts
of $2,790 and $2,036	12,395	8,089

Total assets	$4,362,466	$4,721,637

LIABILITIES AND EQUITY
Senior unsecured notes	$1,118,451	$1,582,434
Revolving credit facility	228,000	--
Mortgages, loans payable and other obligations	743,043	755,003
Dividends and distributions payable	42,176	42,109
Accounts payable, accrued expenses and other liabilities	101,944	106,878
Rents received in advance and security deposits	57,877	54,693
Accrued interest payable	27,038	37,330
Total liabilities	2,318,529	2,578,447
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
79,605,474 and 78,969,752 shares outstanding	796	789
Additional paid-in capital	2,292,641	2,275,716
Dividends in excess of net earnings	(560,165)	(470,047)
Total Mack-Cali Realty Corporation stockholders’ equity	1,758,272	1,831,458

Noncontrolling interests in subsidiaries:
Operating Partnership	283,219	308,703
Consolidated joint ventures	2,446	3,029
Total noncontrolling interests in subsidiaries	285,665	311,732

Total equity	2,043,937	2,143,190

Total liabilities and equity	$4,362,466	$4,721,637

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2010	2009	2008
Base rents	$602,357	$611,061	$589,626
Escalations and recoveries from tenants	101,699	103,057	108,812
Construction services	62,997	21,910	40,680
Real estate services	7,874	9,359	13,487
Other income	12,553	13,538	20,175
Total revenues	787,480	758,925	772,780

EXPENSES
Real estate taxes	93,535	93,322	87,220
Utilities	74,077	70,927	83,634
Operating services	114,452	110,169	106,288
Direct construction costs	60,255	20,323	37,649
General and administrative	35,003	39,779	43,861
Depreciation and amortization	191,168	200,732	192,957
Impairment charge on rental property	9,521	--	--
Total expenses	578,011	535,252	551,609
Operating income	209,469	223,673	221,171

OTHER (EXPENSE) INCOME
Interest expense	(149,329)	(140,068)	(126,937)
Interest and other investment income	86	570	1,374
Equity in earnings (loss) of unconsolidated joint ventures	2,276	(5,560)	(39,752)
Loss from early extinguishment of debt	(3,752)	--	--
Gain on reduction of other obligations	--	1,693	9,063
Gain on sale of investment in marketable securities	--	--	471
Total other (expense) income	(150,719)	(143,365)	(155,781)
Income from continuing operations	58,750	80,308	65,390
Discontinued operations:
Income (loss) from discontinued operations	242	(17)	(511)
Impairment charge on rental property	--	(16,563)	--
Realized gains (losses) and unrealized losses
on disposition of rental property, net	4,447	--	--
Total discontinued operations, net	4,689	(16,580)	(511)
Net income	63,439	63,728	64,879
Noncontrolling interest in consolidated joint ventures	262	943	664
Noncontrolling interest in Operating Partnership	(8,133)	(12,550)	(11,911)
Noncontrolling interest in discontinued operations	(668)	2,447	94
Preferred stock dividends	(2,000)	(2,000)	(2,000)
Net income available to common shareholders	$52,900	$52,568	$51,726

Basic earnings per common share:
Income from continuing operations	$0.62	$0.90	$0.79
Discontinued operations	0.05	(0.19)	--
Net income available to common shareholders	$0.67	$0.71	$0.79

Diluted earnings per common share:
Income from continuing operations	$0.62	$0.90	$0.79
Discontinued operations	0.05	(0.19)	--
Net income available to common shareholders	$0.67	$0.71	$0.79

Basic weighted average shares outstanding	79,224	74,318	65,489

Diluted weighted average shares outstanding	92,477	88,389	80,648

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

							Accumulated
					Additional	Dividends in	Other	Noncontrolling
	Preferred Stock		Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total	Comprehensive
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity	Income
Balance at January 1, 2008	10	$25,000	65,558	$656	$1,886,467	$(269,521)	$(47)	$457,850	$2,100,405	--
Net income	--	--	--	--	--	53,726	--	11,153	64,879	64,879
Preferred stock dividends	--	--	--	--	--	(2,000)	--		(2,000)	--
Common stock dividends	--	--	--	--	--	(168,792)	--	--	(168,792)	--
Common unit distributions	--	--	--	--	--	--	--	(37,891)	(37,891)	--
Increase in noncontrolling
interests	--	--	--	--	--	--	--	36	36	--
Redemption of common units
for common stock	--	--	547	5	16,243	--	--	(16,248)	--	--
Shares issued under Dividend
Reinvestment and Stock										--
Purchase Plan	--	--	10	--	319	--	--	--	319	--
Stock options exercised	--	--	82	--	2,311	--	--	--	2,311	--
Comprehensive Gain:
Unrealized holding gain
on marketable securities
available for sale	--	--	--	--	--	--	518	--	518	518
Stock Compensation	--	--	373	5	5,242	--	--		5,247	--
Repurchase of common stock	--	--	(151)	(2)	(5,196)	--	--		(5,198)	--
Reclassification adjustment
for realized gain included
in net income	--	--	--	--	--	--	(471)	--	(471)	(471)
Balance at December 31, 2008	10	$25,000	66,419	$664	$1,905,386	$(386,587)	--	$414,900	$1,959,363	$ 64,926
Net income	--	--	--	--	--	54,568	--	9,160	63,728	63,728
Preferred stock dividends	--	--	--	--	--	(2,000)	--	--	(2,000)	--
Common stock dividends	--	--	--	--	--	(136,028)	--	--	(136,028)	--
Common unit distributions	--	--	--	--	--	--	--	(25,100)	(25,100)	--
Common stock offering	--	--	11,500	115	274,711	--	--	--	274,826	--
Increase in noncontrolling
interests	--	--	--	--	--	--	--	3,186	3,186	--
Redemption of common units
for common stock	--	--	943	9	24,109	--	--	(24,118)	--	--
Shares issued under Dividend
Reinvestment and Stock										--
Purchase Plan	--	--	9	--	207	--	--	--	207	--
Stock options exercised	--	--	19	--	504	--	--	--	504	--
Stock Compensation	--	--	80	1	4,503	--	--	--	4,504	--
Rebalancing of ownership
Percent between parent
and subsidiaries	--	--	--	--	66,296	--	--	(66,296)	--
Balance at December 31, 2009	10	$25,000	78,970	$ 789	$2,275,716	$(470,047)	--	$311,732	$2,143,190	$ 63,728
Net income	--	--	--	--	--	54,900	--	8,539	63,439	63,439
Preferred stock dividends	--	--	--	--	--	(2,000)	--	--	(2,000)	--
Common stock dividends	--	--	--	--	--	(143,018)	--	--	(143,018)	--
Common unit distributions	--	--	--	--	--	--	--	(23,543)	(23,543)	--
Decrease in noncontrolling
interests	--	--	--	--	--	--	--	(321)	(321)	--
Redemption of common units
for common stock	--	--	487	5	11,047	--	--	(11,052)	--	--
Shares issued under Dividend
Reinvestment and Stock										--
Purchase Plan	--	--	5	--	158	--	--	--	158	--
Stock options exercised	--	--	55	1	1,503	--	--	--	1,504	--
Stock Compensation	--	--	88	1	4,527	--	--	--	4,528	--
Rebalancing of ownership
Percent between parent
and subsidiaries	--	--	--	--	(310)	--	--	310	--	--
Balance at December 31, 2010	10	$25,000	79,605	$ 796	$2,292,641	$(560,165)	--	$285,665	$2,043,937	$63,439

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009	2008
Net income	$63,439	$63,728	$64,879
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	190,260	194,786	187,051
Depreciation and amortization on discontinued operations	409	1,811	1,678
Amortization of stock compensation	4,528	2,272	2,951
Amortization of deferred financing costs and debt discount	2,656	2,730	2,873
Equity in (earnings) loss of unconsolidated joint venture, net	(2,276)	5,560	39,752
Gain on sale of investment in marketable securities	--	--	(471)
Gain on reduction of other obligations	--	(1,693)	(9,063)
(Realized gains) unrealized losses on disposition of rental property	(4,447)	--	--
Impairment charge on rental property	9,521	--	--
Impairment charge on rental property from discontinued operations	--	16,563	--
Distributions of cumulative earnings from unconsolidated joint ventures	2,311	2,637	5,784
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(7,458)	(6,859)	(4,636)
(Increase) decrease in deferred charges and other assets, net	(24,069)	403	(20,324)
(Increase) decrease in accounts receivable, net	(4,306)	14,880	13,266
Decrease in accounts payable, accrued expenses and other liabilities	(424)	(4,267)	(8,950)
Increase (decrease) in rents received in advance and security deposits	3,184	(1,570)	2,414
(Decrease) increase in accrued interest payable	(10,292)	3,705	(1,215)

Net cash provided by operating activities	$223,036	$294,686	$275,989

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(92,499)	$(77,767)	$(91,734)
Repayment of notes receivable	--	11,441	166
Investment in unconsolidated joint ventures	(954)	(6,327)	(7,779)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,410	518	4,565
Proceeds from the sale of available for sale securities	--	--	5,355
Decrease (increase) in restricted cash	2,018	(7,962)	894

Net cash used in investing activities	$(89,025)	$(80,097)	$(88,533)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$250,000	$337,000	$1,137,100
Repayment of revolving credit facility and money market loans	(22,000)	(498,000)	(1,226,100)
Proceeds from senior unsecured notes	--	246,238	--
Repayments of senior unsecured notes	(465,000)	(199,724)	(100,276)
Proceeds from mortgages and loans payable	11,000	81,500	240,000
Repurchase of common stock	--	--	(5,198)
Repayment of mortgages, loans payable and other obligations	(8,154)	(11,462)	(28,903)
Payment of financing costs	(2,074)	(2,766)	(952)
Proceeds from offering of common stock	--	274,826	--
Proceeds from stock options exercised	1,504	504	2,311
Payment of dividends and distributions	(168,495)	(173,267)	(208,533)

Net cash (used in) provided by financing activities	$(403,219)	$54,849	$(190,551)

Net (decrease) increase in cash and cash equivalents	$(269,208)	$269,438	$(3,095)
Cash and cash equivalents, beginning of period	291,059	21,621	24,716

Cash and cash equivalents, end of period	$21,851	$291,059	$21,621

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of December 31, 2010, the Company owned or had interests in 277 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 32.2 million square feet, which are comprised of 265 buildings, primarily office and office/flex buildings totaling approximately 31.8 million square feet (which include eight buildings, primarily office buildings aggregating approximately 1.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company evaluated subsequent events through February 8, 2011, the date these financial statements were available to be issued.  Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $65,990,000 and $107,226,000 as of December 31, 2010 and 2009, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairment may be realized in the future.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $2,656,000, $2,730,000 and $2,873,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $3,986,000, $3,725,000 and $3,690,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Revenue
Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining terms of the lease for above-market leases and the remaining initial terms plus the terms of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  See Note 14: Tenant Leases.  Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, facilities management, leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Other income includes income from parking spaces leased to tenants, income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

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

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of December 31, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2006 forward.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at December 31, 2010 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (79,605,542 shares), and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (13,007,668 common units) for all such holders of record as of January  5, 2011 with respect to the fourth quarter 2010.  The fourth quarter 2010 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.45 per common share and unit were approved by the Board of Directors on December 7, 2010.  The common stock dividends, common unit distributions and preferred stock dividends payable were paid on January 14, 2011.

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

The Company has determined that the $1.80 dividend per common share paid during the year ended December 31, 2010 represented approximately 75 percent ordinary income and approximately 25 percent return of capital to its stockholders; the $1.99 dividend per common share paid during the year ended December 31, 2009 represented approximately 93 percent ordinary income and approximately 7 percent return of capital to its stockholders; and the $2.56 dividend per common share paid during the year ended December 31, 2008 represented approximately 81 percent ordinary income, approximately 18 percent return of capital and approximately one percent capital gain to its stockholders.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $4,121,000, $4,097,000 and $4,870,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE TRANSACTIONS

On December 17, 2010, the Company repaid a $26.8 million mortgage loan which encumbered One Grande Commons, a 198,376 square foot unconsolidated joint venture office property located in Bridgewater, New Jersey.  Concurrent with the repayment, the Company placed an $11 million mortgage financing on the property obtained from a bank.  As a result of the repayment of the existing mortgage loan, the Company obtained a controlling interest and is consolidating the office property.  The new mortgage loan bears interest at a rate of LIBOR plus 200 basis points and matures on December 31, 2011, with three one-year extension options, subject to certain conditions and payment of a fee.

The Company’s office property located at 105 Challenger Road in Ridgefield Park, New Jersey, aggregating 150,050 square feet, was collateral for a $19.5 million mortgage loan scheduled to mature on June 6, 2010.  The Company had recorded an impairment charge on the property of $16.6 million at December 31, 2009.   On June 1, 2010, the Company transferred the deed for 105 Challenger to the lender in satisfaction of its obligations.  As a result, the Company recorded a gain on the disposal of the office property of approximately $4.4 million.  See Note 7: Discontinued Operations.

The Company’s office property located at 2200 Renaissance Boulevard in King of Prussia, Pennsylvania, aggregating 174,124 square feet, is collateral for a mortgage loan scheduled to mature on December 1, 2012 with a balance of $16.2 million at December 31, 2010.  As of December 31, 2010, the Company estimated that the carrying value of the property may not be recoverable over its anticipated holding period. In order to reduce the carrying value of the property to its estimated fair market value of approximately $13.4 million, the Company recorded an impairment charge of approximately $9.5 million at December 31, 2010.  The estimated fair value was estimated on a Level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures) based on discounting the aggregate future cash flows of the property including reversion at a specific yield.  The discounted cash flow model incorporates expected timing and level of cash flows and key inputs and assumptions including rental income and expense amounts, related rental income and expense growth rates, the discount rate and capitalization rate.

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

The venture has a mortgage loan with a balance as of December 31, 2010 of $66.0 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of December 31, 2010 of $5.9 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.9 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a loan with a commercial bank collateralized by the office property, which carries a balance as of December 31, 2010 of $20.4 million, bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 125 basis points and matures in April 2011.  LIBOR was 0.26 percent at December 31, 2010.  On January 26, 2010, the venture sold a vacant land parcel it had owned for approximately $1.7 million.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $91,000, $92,600 and $128,000 in fees for such services for the years ended December 31, 2010, 2009 and 2008, respectively.

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

On December 17, 2010, the venture repaid the $26.8 million allocated loan amount of one of the unconsolidated Portfolio Properties which was subject to the Gramercy Agreement, One Grande Commons, a 198,376 square foot office property, located in Bridgewater, New Jersey.  Concurrent with the repayment, the venture placed $11 million mortgage financing on the property obtained from a bank.  As a result of the repayment of the existing mortgage loan, the venture, which is consolidated by the Company, obtained a controlling interest and is consolidating the office property.

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $861,000, $2.3 million and $5.2 million in income (net of $0, $1.1 million and $3.5 million in direct costs) for such services in the years ended December 31, 2010, 2009 and 2008, respectively.

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

On May 9, 2006, as part of the Gale/Green transactions, the Company acquired from a Gale Affiliate for $1.8 million a 50 percent controlling interest in GMW Village Associates, LLC (“GMW Village”).  The Company consolidates GMW Village, which includes accounts for investments in unconsolidated joint venture and noncontrolling interests in consolidated joint ventures, with any profit and loss recorded in equity in earnings (loss) and noncontrolling interests.  GMW Village holds a 20 percent interest in GE/Gale Funding LLC (“GE Gale”).  GE Gale owns a 100 percent interest in the entity which owned Princeton Forrestal Village, a mixed-use, office/retail complex aggregating 527,015 square feet and located in Plainsboro, New Jersey (“Princeton Forrestal Village” or “PFV”).

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

On December 16, 2010, GE Gale sold PFV for $55 million, realizing a gain on the sale of $207,000 (of which the Company’s share of $41,000 is included in equity in earnings for the year ended December 31, 2010).

The Company performed management, leasing, and other services for PFV and recognized $1.4 million, $1.1 million and $881,000 in income (net of $0, $0 and $288,000 in direct costs) for such services in the years ended December 31, 2010, 2009 and 2008, respectively.

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

On September 21, 2007, 100 Kimball obtained a $47 million mortgage loan which bore interest at a rate of 5.95 percent and was scheduled to mature in September 2012.  On December 30, 2009 the venture paid the lender $40 million to satisfy the debt and recorded a gain of $7.0 million (of which the Company’s share of $579,000 is included in equity in earnings for the year ended December 31, 2009).  Concurrently, 100 Kimball obtained a $32 million mortgage loan that bore interest at a rate of the greater of LIBOR plus 400 basis points, or 5.50 percent. The loan was set to mature on January 10, 2013 with two one-year extension options, subject to certain conditions and payment of a fee.

On December 10, 2010, 100 Kimball sold its office property for approximately $60 million, realizing a gain on the sale of $19.8 million (of which the Company’s share of $1.6 million is included in equity in earnings for the year ended December 31, 2010).  As a result of the sale the Company received a distribution of approximately $5.4 million, of which $2.4 million was paid out pursuant to the Gale Participation Rights.

The Company performs management, leasing, and other services for the property owned by 100 Kimball for which it recognized $262,000, $234,000 and $377,000 in income (net of $0, $0 and $1.0 million in direct costs) for such services in the years ended December 31, 2010, 2009 and 2008, respectively.

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

Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupied neighboring buildings, exercised its option to cause the venture to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of 15 years, subject to three five-year extension options.  The construction of the building commenced in 2009 and was delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million.

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

The office property at 12 Vreeland is a 139,750 square foot office building.  The property is subject to a fully-amortizing mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of December 31, 2010 the outstanding balance on the mortgage note was $3.2 million.

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

One Jefferson has a loan in an amount not to exceed $21 million (with a balance of $20.4 million at December 31, 2010), bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2011.

The Company performs management, leasing and other services for Gale Jefferson and recognized $532,000, $190,000 and $286,000 in income (net of $5.6 million, $646,000 and $9.6 million in direct costs) for such services for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company performed management, leasing and other services for the property when owned by the joint venture and recognized $57,000 in fees for such services for the year ended December 31, 2008.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2010 and 2009:  (dollars in thousands)

	December 31, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza I & II	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 8,947	$ 64,964	$ 23,594	$ 40,786	--	--	$ 14,081	--	--	$ 152,372
Other assets	906	11,681	6,422	6,261	$ 1,434	$ 51	734	$ 46,062	$ 2,415	75,966
Total assets	$ 9,853	$ 76,645	$ 30,016	$ 47,047	$ 1,434	$ 51	$ 14,815	$ 46,062	$ 2,415	$ 228,338
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans payable
and other obligations	--	$ 71,914	$ 20,424	$ 50,978	--	--	$ 3,161	--	--	$ 146,477
Other liabilities	$ 529	4,820	89	1,719	$ 337	--	--	--	--	7,494
Partners’/members’
capital (deficit)	9,324	(89)	9,503	(5,650)	1,097	$ 51	$ 11,654	$ 46,062	$ 2,415	$ 74,367
Total liabilities and
partners’/members’
capital (deficit)	$ 9,853	$ 76,645	$ 30,016	$ 47,047	$ 1,434	$ 51	$ 14,815	$ 46,062	$ 2,415	$ 228,338
Company’s investments
in unconsolidated
joint ventures, net	$ 4,584	$ 1,161	$ 4,598	--	--	--	$ 9,860	$ 13,022	$ 995	$ 34,220

	December 31, 2009
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza I & II	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 9,560	$ 61,836	$ 24,884	$ 73,037	$ 38,739	--	$ 15,265	--	--	$ 223,321
Other assets	997	15,255	4,623	8,631	21,937	$ 1,998	1,068	$ 45,850	$ 1,780	102,139
Total assets	$ 10,557	$ 77,091	$ 29,507	$ 81,668	$ 60,676	$ 1,998	$ 16,333	$ 45,850	$ 1,780	$ 325,460
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans payable
and other obligations	--	$ 73,553	$ 20,764	$ 90,288	$ 51,187	--	$ 5,007	--	--	$ 240,799
Other liabilities	$ 532	4,374	162	2,589	3,830	--	--	--	--	11,487
Partners’/members’
capital (deficit)	10,025	(836)	8,581	(11,209)	5,659	$ 1,998	11,326	$ 45,850	$ 1,780	73,174
Total liabilities and
partners’/members’
capital (deficit)	$ 10,557	$ 77,091	$ 29,507	$ 81,668	$ 60,676	$ 1,998	$ 16,333	$ 45,850	$ 1,780	$ 325,460
Company’s investments
in unconsolidated
joint ventures, net	$ 4,935	$ 860	$ 4,104	--	$ 1,211	$ 1,259	$ 9,599	$ 12,948	$ 764	$ 35,680

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31 2010, 2009 and 2008:  (dollars in thousands)

	Year Ended December 31, 2010
	Plaza	Ramland		Red Bank			Princeton				Boston-
	VIII & IX	Realty/	Harborside	Corporate		Gramercy	Forrestal	Route 93	Gale	12	Downtown	Gale	Combined
	Associates	Other	South Pier	Plaza I & II	M-G-G	Agreement	Village	Portfolio	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 798	--	$ 34,680	$ 4,325	--	$ 17,802	$ 11,769	--	$ 5,194	$ 2,386	--	--	$ 76,954
Operating and other	(206)	--	(24,417)	(1,028)	--	(5,793)	(6,433)	--	--	(161)	$ (1,424)	$ (74)	(39,536)
Depreciation and amortization	(612)	--	(5,067)	(901)	--	(3,965)	(3,154)	--	--	(1,411)	--	--	(15,110)
Interest expense	--	--	(4,449)	(335)	--	(2,485)	(1,620)	--	--	(293)	--	--	(9,182)

Net income	$ (20)	--	$ 747	$ 2,061	--	$ 5,559	$ 562	--	$ 5,194	$ 521	$ (1,424)	$ (74)	$ 13,126
Company’s equity in earnings
(loss) o f unconsolidated
joint ventures	$ (10)	--	$ 301	$ 649	--	--	$ (379)	--	$ 1,909	$ 260	$ (437)	$ (17)	$ 2,276

	Year Ended December 31, 2009
	Plaza	Ramland		Red Bank			Princeton				Boston-
	VIII & IX	Realty/	Harborside	Corporate		Gramercy	Forrestal	Route 93	Gale	12	Downtown	Gale	Combined
	Associates	Other	South Pier	Plaza I & II	M-G-G	Agreement	Village	Portfolio	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 804	--	$ 35,002	$ 3,214	$ 17,582	$ 7,902	$ 13,171	$ 2,153	--	$ 2,579	--	--	$ 82,407
Operating and other	(192)	--	(23,170)	(1,002)	(7,076)	(4,675)	(7,558)	(2,487)	$ 1,664	(62)	$ (10,881)	$ (58)	(55,497)
Depreciation and amortization	(612)	--	(4,215)	(871)	(6,493)	(3,073)	(3,948)	(1,206)	--	(1,251)	--	--	(21,669)
Interest expense	--	--	(4,592)	(340)	(4,883)	(1,862)	(1,788)	(649)	--	(467)	--	--	(14,581)

Net income	--	--	$ 3,025	$ 1,001	$ (870)	$ (1,708)	$ (123)	$ (2,189)	$ 1,664	$ 799	$ (10,881)	$ (58)	$ (9,340)
Company’s equity in earnings
(loss) o f unconsolidated
joint ventures	--	--	$ 2,856	$ 463	$ (916)	--	$ (131)	$ (4,354)	$ 648	$ 400	$ (4,500)	$ (26)	$ (5,560)

	Year Ended December 31, 2008
	Plaza	Ramland		Red Bank			Princeton				Boston-
	VIII & IX	Realty/	Harborside	Corporate		Gramercy	Forrestal	Route 93	Gale	12	Downtown	Gale	Combined
	Associates	Other	South Pier	Plaza I & II	M-G-G	Agreement	Village	Portfolio	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 1,131	$ 9,186	$ 45,783	$ 3,205	$ 51,285	--	$ 12,924	$ 2,770	--	$ 2,188		--	$ 128,472
Operating and other	(183)	(1,182)	(26,746)	(906)	(52,213)	--	(8,843)	(3,716)	$ (43)	(72)	$ (34,712)	--	(128,616)
Depreciation and amortization	(614)	(481)	(4,926)	(631)	(20,433)	--	(5,454)	(1,758)	--	(511)	--	--	(34,808)
Interest expense	--	(203)	(4,682)	(792)	(17,381)	--	(3,318)	(2,443)	--	(509)	--	--	(29,328)

Net income	$ 334	$ 7,320	$ 9,429	$ 876	$ (38,742)	--	$ (4,691)	$ (5,147)	$ (43)	$ 1,096	$ (34,712)	--	$ (64,280)
Company’s equity in earnings
(loss) o f unconsolidated
joint ventures	$ 167	$ 90	$ 4,740	$ 475	$ (32,354)	--	$ (880)	$ (1,154)	$ 455	$ 548	$ (11,839)	--	$ (39,752)

5.	DEFERRED CHARGES AND OTHER ASSETS

	December 31,
(dollars in thousands)	2010	2009
Deferred leasing costs	$ 241,281	$ 229,725
Deferred financing costs	20,149	26,733
	261,430	256,458
Accumulated amortization	(120,580)	(119,267)
Deferred charges, net	140,850	137,191
In-place lease values, related intangible and other assets, net	41,155	49,180
Prepaid expenses and other assets, net	30,033	27,303

Total deferred charges and other assets, net	$ 212,038	$ 213,674

6.	RESTRICTED CASH

Restricted cash includes security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	December 31,
	2010	2009
Security deposits	$ 6,995	$ 8,618
Escrow and other reserve funds	10,315	12,063

Total restricted cash	$ 17,310	$ 20,681

7.	DISCONTINUED OPERATIONS

On June 1, 2010, the Company disposed of its 150,050 square foot office property located at 105 Challenger Road in Ridgefield Park, New Jersey and recorded a gain on the disposal of the office property of approximately $4.4 million.  The Company has presented this property as discontinued operations in its statement of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the years ended December 31, 2010, 2009 and 2008:  (dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Total revenues	$ 2,255	$ 5,601	$ 5,189
Operating and other expenses	(1,173)	(2,603)	(2,826)
Depreciation and amortization	(409)	(1,811)	(1,678)
Interest expense (net of interest income)	(431)	(1,204)	(1,196)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	242	(17)	(511)
Impairment charge on rental property	--	(16,563)	--
Realized gains (losses) and unrealized losses on
disposition of rental property, net	4,447	--	--

Total discontinued operations, net	$ 4,689	$(16,580)	$ (511)

8.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of December 31, 2010 and 2009 is as follows:  (dollars in thousands)

	December 31,	December 31,	Effective
	2010	2009	Rate (1)
5.050% Senior Unsecured Notes, due April 15, 2010 (2)	--	$149,984	5.265%
7.835% Senior Unsecured Notes, due December 15, 2010 (2)	--	15,000	7.950%
7.750% Senior Unsecured Notes, due February 15, 2011 (3)	--	299,814	7.930%
5.250% Senior Unsecured Notes, due January 15, 2012	$ 99,793	99,599	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	93,946	93,455	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,861	25,751	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,930	99,901	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,749	200,989	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,625	149,533	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,389	200,464	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	248,158	247,944	8.017%

Total Senior Unsecured Notes	$1,118,451	$1,582,434

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2) These notes were paid at maturity.
(3)   On December 15, 2010, the Company redeemed $300 million principal amount of its 7.75 percent senior unsecured notes due February 15, 2011.  The redemption price, including a make-whole premium, was 101.225 percent of the principal amount of the notes, plus accrued and unpaid interest up to the redemption date.  The Company funded the redemption price, including accrued and unpaid interest, of approximately $311.4 million from borrowing on its unsecured revolving credit facility, as well as cash on hand.  In connection with the redemption, the Company recorded approximately $3.8 million as a loss from early extinguishment of debt.

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

As of December 31, 2010 and 2009, the Company had outstanding borrowings of $228 million and $0, respectively, under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of December 31, 2010 and 2009, the Company had no outstanding borrowings under the Money Market Loan.

10.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of December 31, 2010, 32 of the Company’s properties, with a total book value of approximately $981,811,000, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2010 and 2009 is as follows: (dollars in thousands)

		Effective
		Interest	December 31,
Property Name	Lender	Rate (a)	2010	2009	Maturity
105 Challenger Road (b)	Archon Financial CMBS	6.235%	--	$ 19,408	--
One Grande Commons (c)	Capital One Bank	LIBOR +2.00%	$ 11,000	--	12/31/11
2200 Renaissance Boulevard (d)	Wachovia CMBS	5.888%	16,171	16,619	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.015%	16,089	16,614	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%	4,646	4,804	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%	6,475	6,693	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	11,270	11,735	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%	6,103	6,297	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	19,341	19,613	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.220%	61,224	60,409	08/11/14
4 Sylvan	Wachovia CMBS	10.190%	14,395	14,357	08/11/14
10 Independence	Wachovia CMBS	12.440%	15,606	15,339	08/11/14
4 Becker	Wachovia CMBS	9.550%	37,096	36,281	05/11/16
5 Becker	Wachovia CMBS	12.830%	11,599	11,111	05/11/16
210 Clay	Wachovia CMBS	13.420%	11,467	11,138	05/11/16
51 Imclone	Wachovia CMBS	8.390%	3,893	3,899	05/11/16
Various (e)	Prudential Insurance	6.332%	150,000	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	31,537	32,042	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%	234,521	237,248	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	19,443	19,600	02/01/19
One River Center (f)	Guardian Life Insurance Co.	7.311%	44,540	44,900	02/01/19
581 Main Street	Valley National Bank	6.935% (g)	16,627	16,896	07/01/34

Total mortgages, loans payable and other obligations			$743,043	$755,003

(a)   Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b) On June 1, 2010, the Company transferred the deed for 105 Challenger Road to the lender in satisfaction of its obligations.
(c)   On December 17, 2010, the Company obtained this mortgage financing in connection with obtaining a controlling interest in the mortgaged property.  The mortgage loan has three one-year extension options subject to certain conditions and the payment of a fee.

(d)   The property does not generate sufficient cash flow to meet debt service requirements.  As a result, beginning January 2011, debt service has not been made and a modification of the loan terms has been requested from the lender.

(e) Mortgage is collateralized by seven properties. On January 15, 2010, the Company extended the mortgage loan until January 15, 2017 at an effective interest rate of 6.33 percent.
(f) Mortgage is collateralized by the three properties comprising One River Center.
(g)   The coupon interest rate will be reset at the end of year 10 (2019) and year 20 (2029) at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company’s senior unsecured notes (see Note 8), unsecured revolving credit facility and mortgages, loans payable and other obligations as of December 31, 2010 are as follows: (dollars in thousands)

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2011	$ 9,217	$ 11,000	$ 20,217	4.75%
2012	10,687	438,148	448,835	3.48%
2013	11,319	145,223	156,542	5.39%
2014	10,473	335,257	345,730	6.82%
2015	8,946	150,000	158,946	5.40%
Thereafter	35,820	952,532	988,352	7.15%
Sub-total	86,462	2,032,160	2,118,622
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2010	(29,128)	--	(29,128)	--

Totals/Weighted Average	$ 57,334	$2,032,160	$2,089,494	5.97%

(a)   Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of December 31, 2010 of 0.28 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2010, 2009 and 2008 was $153,608,000, $131,912,000, and $131,304,000, respectively.  Interest capitalized by the Company for the years ended December 31, 2010, 2009 and 2008 was $1,912,000, $1,401,000 and $5,799,000, respectively.

SUMMARY OF INDEBTEDNESS
As of December 31, 2010, the Company’s total indebtedness of $2,089,494,000 (weighted average interest rate of 5.97 percent) was comprised of $239,000,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 0.90 percent and fixed rate debt and other obligations of $1,850,494,000 (weighted average rate of 6.62 percent).

As of December 31, 2009, the Company’s total indebtedness of $2,337,437,000 (weighted average interest rate of 6.61 percent) was comprised of all fixed rate debt.

11.	EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for each of the three years ended December 31, 2010, 2009 and 2008 was $0, $0 and $471,000, respectively. The Company did not make contributions to the 401(k) Plan in 2010 and 2009.

12.	DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2010 and 2009.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2010 and 2009.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $2.2 billion and $2.4 billion as compared to the book value of approximately $2.1 billion and $2.3 billion as of December 31, 2010 and 2009, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2010 and 2009.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010 and current estimates of fair value may differ significantly from the amounts presented herein.

13.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined.  Total Project costs, as defined, are $49.5 million.  The PILOT totaled $1,205,000, $1,001,000 and $1,001,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $170.9 million.  The PILOT totaled $3.8 million, $3.2 million and $3.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2010, are as follows: (dollars in thousands)

Year	Amount
2011	$ 375
2012	367
2013	351
2014	367
2015	371
2016 through 2084	16,688

Total	$18,519

Ground lease expense incurred by the Company during the years ended December 31, 2010, 2009 and 2008 amounted to $490,000, $734,000 and $701,000, respectively.

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

Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause the Company to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of 15 years, subject to three five-year extension options.  The construction of the 205,000 square foot building commenced in 2009 and was delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $38.0 million through December 31, 2010.)

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

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2010 are as follows (dollars in thousands):

Year	Amount
2011	$584,959
2012	536,151
2013	457,869
2014	388,291
2015	321,026
2016 and thereafter	1,064,569

Total	$3,352,865

15.	MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY

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

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At December 31, 2010, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the preferred units of the Operating Partnership (See Note 16: Noncontrolling interests in subsidiaries).

The Series C Preferred Stock is redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through December 31, 2010 under the Repurchase Program (none of which has occurred in 2009 and 2010).  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through December 31, 2010 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in September 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of December 31, 2010 and 2009, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 1.7 and 2.5 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding at January 1, 2008	497,731	$29.03
Exercised	(81,675)	$28.30
Lapsed or canceled	(20,515)	$37.00
Outstanding at December 31, 2008	395,541	$28.77	$(1,689)
Exercised	(18,917)	$26.66
Lapsed or canceled	(24,440)	$30.89
Outstanding at December 31, 2009 ($26.25 – $45.47)	352,184	$28.74
Exercised	(55,508)	$27.10
Lapsed or canceled	(1,000)	$26.75
Outstanding at December 31, 2010 ($26.31 – $45.47)	295,676	$29.05	$ 1,186
Options exercisable at December 31, 2009	352,184		$ 2,055
Options exercisable at December 31, 2010	295,676		$ 1,186
Available for grant at December 31, 2009	3,824,270
Available for grant at December 31, 2010	2,425,073

Cash received from options exercised under all stock option plans was $1.5 million, $504,000 and $2.3 million for the years ended December 31, 2010, 2009 and 2008 respectively.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $349,000, $123,000 and $832,000, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized no stock options expense for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company had $4.3 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 239,759 unvested shares were outstanding at December 31, 2010.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 137,932 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2008	170,811	$ 35.32
Granted (a)	374,529	$ 30.72
Vested	(168,634)	$ 27.01
Forfeited	(1,700)	$ 35.13
Outstanding at December 31, 2008	375,006	$ 34.46
Granted (b)	83,337	$ 32.27
Vested	(132,255)	$ 27.55
Forfeited	(3,000)	$ 49.61
Outstanding at December 31, 2009	323,088	$ 36.58
Granted (c)	111,127	$ 32.10
Vested	(170,978)	$ 34.74
Forfeited	(23,478)	$ 35.70
Outstanding at December 31, 2010	239,759	$ 35.90

(a)   Included in the 374,529 Restricted Stock Awards granted in 2008 were 322,609 awards granted to the Company’s five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

(b)   Included in the 83,337 Restricted Stock Awards granted in 2009 were 61,667 awards granted to the Company’s five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

(c)   Included in the 111,127 Restricted Stock Awards granted in 2010 were 51,970 awards granted to the Company’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Michael Grossman.

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

During the years ended December 31, 2010, 2009 and 2008, 12,563, 15,082 and 12,889 deferred stock units were earned, respectively.  As of December 31, 2010 and 2009, there were 84,236 and 71,848 director stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2010, 2009 and 2008 in accordance with ASC 260, Earning Per Share:  (dollars in thousands)

	Year Ended December 31,
Computation of Basic EPS	2010	2009	2008
Income from continuing operations	$58,750	$80,308	$65,390
Add: Noncontrolling interest in consolidated joint ventures	262	943	664
Deduct: Noncontrolling interest in operating partnership	(8,133)	(12,550)	(11,911)
Deduct: Preferred stock dividends	(2,000)	(2,000)	(2,000)
Income from continuing operations available to common shareholders	48,879	66,701	52,143
Income (loss) from discontinued operations available to common
shareholders	4,021	(14,133)	(417)
Net income available to common shareholders	52,900	52,568	$51,726

Weighted average common shares	79,224	74,318	65,489

Basic EPS:
Income from continuing operations available to common shareholders	$0.62	$0.90	$0.79
Income (loss) from discontinued operations available to common
shareholders	0.05	(0.19)	--
Net income available to common shareholders	$0.67	$0.71	$0.79

	Year Ended December 31,
Computation of Diluted EPS	2010	2009	2008
Income from continuing operations available to common shareholders	$48,879	$66,701	$52,143
Add: Income from continuing operations attributable to common units	8,133	12,550	11,911
Income from continuing operations for diluted earnings per share	57,012	79,251	64,054
Income (loss) from discontinued operations for diluted earnings
per share	4,689	(16,580)	(511)
Net income available to common shareholders	$61,701	$62,671	$63,543

Weighted average common shares	92,477	88,389	80,648

Diluted EPS:
Income from continuing operations available to common shareholders	$0.62	$0.90	$0.79
Income (loss) from discontinued operations available to common
shareholders	0.05	(0.19)	--
Net income available to common shareholders	$0.67	$0.71	$0.79

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Year Ended December 31,
	2010	2009	2008
Basic EPS shares	79,224	74,318	65,489
Add:Operating Partnership – common units	13,149	14,028	14,915
Stock options	44	1	95
Restricted Stock Awards	60	42	149
Diluted EPS Shares	92,477	88,389	80,648

Not included in the computations of diluted EPS were 15,000, 307,184 and 10,000 stock options as such securities were anti-dilutive during the years ended December 31, 2010, 2009 and 2008, respectively.  Unvested restricted stock outstanding as of December 31, 2010, 2009 and 2008 were 239,759, 323,088 and 375,006, respectively.

The following are dividends declared for share of Common Stock for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
Dividends declared per common share	$1.80	$1.80	$2.56

16.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the years ended December 31, 2010, 2009 and 2008: (dollars in thousands)

Common
Units
Balance at January 1, 2008	14,985,538
Redemption of common units for shares of common stock	(547,807)
Balance at December 31, 2008	14,437,731
Redemption of common units for shares of common stock	(942,695)
Balance at December 31, 2009	13,495,036
Redemption of common units for shares of common stock	(487,368)

Balance at December 31, 2010	13,007,668

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2010, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.3 million as of December 31, 2010.

NONCONTROLLING INTEREST OWNERSHIP
As of December 31, 2010 and 2009, the noncontrolling interest common unitholders owned 14.0 percent and 14.6 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES
The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold noncontrolling interests in these ventures.

17.	SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the years ended December 31, 2010, 2009 and 2008.  The Company had no long lived assets in foreign locations as of December 31, 2010, 2009 and 2008.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the years ended December 31, 2010, 2009 and 2008 and selected asset information as of December 31, 2010 and 2009 regarding the Company’s operating segments are as follows: (dollars in thousands)

	Real Estate	Construction Services	Corporate & Other (d)	Total Company
Total revenues:
2010	$ 726,394	$63,703	$ (2,617)	$ 787,480
2009	733,287	31,207	(5,569)	758,925
2008	728,970	58,105	(14,295)	772,780

Total operating and interest expenses (a):
2010	$ 284,694	$63,141	$ 178,730	$ 526,565	(e)
2009	270,906	31,816	171,296	474,018	(f)
2008	265,476	56,629	162,110	484,215	(g)

Equity in earnings (loss) of unconsolidated
joint ventures:
2010	$ 2,276	--	--	$ 2,276
2009	(5,560)	--	--	(5,560)
2008	(39,752)	--	--	(39,752)

Net operating income (loss) (b):
2010	$ 443,976	$ 562	$(181,347)	$ 263,191	(e)
2009	456,821	(609)	(176,865)	279,347	(f)
2008	423,742	1,476	(176,405)	248,813	(g)

Total assets:
2010	$4,332,408	$13,929	$ 16,129	$4,362,466
2009	4,512,974	$12,015	196,648	4,721,637

Total long-lived assets (c):
2010	$4,096,242	--	$ 2,630	$4,098,872
2009	4,189,276	--	(1,142)	4,188,134

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

(e)	Excludes $191,168 of depreciation and amortization and $9,521 of impairment charge on rental property.
(f)	Excludes $200,732 of depreciation and amortization.
(g)   Excludes $192,957 of depreciation and amortization.

18.	RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Company, David S. Mack, a director of the Company, and Earle I. Mack, a former director of the Company, are the executive officers, directors and stockholders of a corporation that leases approximately 7,801 square feet at one of the Company’s office properties, which is scheduled to expire in November 2011.  The Company has recognized $250,000, $255,000 and $258,000 in revenue under this lease for the years ended December 31, 2010, 2009 and 2008, respectively, and had $0 in accounts receivable from the corporation as of December 31, 2010 and 2009.

The Company has conducted business with certain entities (“RMC Entity” or “RMC Entities”), whose principals include Timothy M. Jones (a former president of the Company), Martin S. Berger (former member of the Company’s Board of Directors) and Robert F. Weinberg (current member of the Company’s Board of Directors).  In connection with the Company’s acquisition of 65 Class A properties from The Robert Martin Company (“Robert Martin”) on January 31, 1997, as subsequently modified, the Company granted Robert Martin the right to designate one seat on the Company’s Board of Directors (“RM Board Seat”), which right has since expired.  The RM Board Seat had historically been shared between Robert F. Weinberg and Martin S. Berger, each of whom had agreed that, for so long as either of them serves on the Board of Directors, that such board seat would be rotated among Mr. Berger and Mr. Weinberg annually at the time of each annual meeting of stockholders.  At the Company’s 2003 annual meeting of stockholders, Mr. Berger was elected to the Board of Directors and he continued to share his board seat with Mr. Weinberg.  At the Company’s 2006 annual meeting of stockholders, Mr. Weinberg was elected to the Board of Directors and he continued to share his board seat with Mr. Berger.  At the Company’s 2009 annual meeting of stockholders, Mr. Berger was elected to the Board of Directors and he continues to share his board seat with Mr. Weinberg.  The business that the Company has conducted with RMC Entities was as follows:

(1)
The Company provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest.  The Company recognized approximately $1.4 million, $1.6 million and $2.5 million in revenue from RMC Entities for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010 and 2009, respectively, the Company had $75,000 and $0 in accounts receivable from RMC Entities.

(2)
An RMC Entity leases space at one of the Company’s office properties for approximately 4,860 square feet on a month-to-month basis.  The Company has recognized $137,000, $140,000 and $133,000, in revenue under this lease for the years ended December 31, 2010, 2009 and 2008, respectively, and had $0 and $500 accounts receivable due from the RMC Entity, as of December 31, 2010 and 2009, respectively.

The Company provides administrative support and related services to John J. Cali, who served as the Chairman Emeritus and a Board member of the Company, for which it was reimbursed $101,000, $115,000 and $153,000 from Mr. Cali for the years ended December 31, 2010, 2009 and 2008, respectively.  An affiliate of Mr. Cali has leases  totaling 2,631 square feet of space at one of the Company’s office properties, which are scheduled to expire at the end of 2011.  The Company recognized approximately $68,000, $68,000 and $67,000 in total revenue under the leases for the years ended December 31, 2010, 2009 and 2008, respectively, and had $17,000 and $0 in accounts receivable from the affiliate as of December 31, 2010 and 2009.

19.	IMPACT OF RECENTLY-ISSUED ACCOUNTING STANDARDS

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

20.	CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2010	December 31	September 30	June 30	March 31
Total revenues	$192,156	$197,956	$202,785	$194,583
Operating and other expenses	67,913	73,089	70,394	70,668
Direct construction costs	12,667	15,884	21,411	10,293
General and administrative	8,939	8,992	8,658	8,414
Depreciation and amortization	47,226	47,978	47,474	48,490
Impairment charge on rental property	9,521	--	--	--
Total expenses	146,266	145,943	147,937	137,865
Operating Income	45,890	52,013	54,848	56,718
Interest expense	(35,982)	(36,941)	(37,335)	(39,071)
Interest and other investment income	13	34	18	21
Equity in earnings (loss) of unconsolidated
joint ventures	2,063	475	260	(522)
Loss from early extinguishment of debt	(3,752)	--	--	--
Gain on reduction of other obligations	--	--	--	--
Total other (expense) income	(37,658)	(36,432)	(37,057)	(39,572)
Income (loss) from continuing operations	8,232	15,581	17,791	17,146
Discontinued operations:
Income (loss) from discontinued operations	--	--	11	231
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	4,447	--
Total discontinued operations, net	--	--	4,458	231
Net income (loss)	8,232	15,581	22,249	17,377
Noncontrolling interest in consolidated joint ventures	(19)	108	86	87
Noncontrolling interest in Operating Partnership	(1,086)	(2,150)	(2,475)	(2,422)
Noncontrolling interest in discontinued operations	--	--	(635)	(33)
Preferred stock dividends	(500)	(500)	(500)	(500)
Net income (loss) available to common shareholders	$ 6,627	$ 13,039	$ 18,725	$ 14,509

Basic earnings per common share:
Income (loss) from continuing operations	$ 0.09	$ 0.16	$ 0.19	$ 0.18
Discontinued operations	--	--	0.05	--
Net income (loss) available to common shareholders	$ 0.09	$ 0.16	$ 0.24	$ 0.18

Diluted earnings per common share:
Income (loss) from continuing operations	$ 0.09	$ 0.16	$ 0.19	$ 0.18
Discontinued operations	--	--	0.05	--
Net income (loss) available to common shareholders	$ 0.09	$ 0.16	$ 0.24	$ 0.18

Dividends declared per common share	$ 0.45	$ 0.45	$ 0.45	$ 0.45

Quarter Ended 2009	December 31	September 30	June 30	March 31
Total revenues	$ 193,669	$ 192,147	$ 187,823	$ 185,286
Operating and other expenses	70,950	65,989	65,868	71,611
Direct construction costs	4,976	7,337	4,296	3,714
General and administrative	9,255	9,816	10,651	10,057
Depreciation and amortization	52,272	51,377	49,240	47,843
Impairment charge on rental property	--	--	--	--
Total expenses	137,453	134,519	130,055	133,225
Operating Income	56,216	57,628	57,768	52,061
Interest expense	(38,623)	(35,744)	(33,205)	(32,496)
Interest and other investment income	21	166	187	196
Equity in earnings (loss) of unconsolidated
joint ventures	841	635	(1,922)	(5,114)
Gain on sale of investment in marketable securities	--	--	--	--
Gain on reduction of other obligations	--	--	1,693	--
Total other (expense) income	(37,761)	(34,943)	(33,247)	(37,414)
Income (loss) from continuing operations	18,455	22,685	24,521	14,647
Discontinued operations:
Income (loss) from discontinued operations	(175)	104	104	(50)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	(16,563)	--	--	--
Total discontinued operations, net	(16,738)	104	104	(50)
Net income (loss)	1,717	22,789	24,625	14,597
Noncontrolling interest in consolidated joint ventures	(37)	213	135	632
Noncontrolling interest in Operating Partnership	(2,645)	(3,399)	(3,869)	(2,637)
Noncontrolling interest in discontinued operations	2,471	(16)	(17)	9
Preferred stock dividends	(500)	(500)	(500)	(500)
Net income (loss) available to common shareholders	$ 1,006	$ 19,087	$ 20,374	$ 12,101

Basic earnings per common share:
Income (loss) from continuing operations	$ 0.20	$ 0.24	$ 0.28	$ 0.18
Discontinued operations	(0.19)	--	--	--
Net income (loss) available to common shareholders	$ 0.01	$ 0.24	$ 0.28	$ 0.18

Diluted earnings per common share:
Income (loss) from continuing operations	$ 0.20	$ 0.24	$ 0.28	$ 0.18
Discontinued operations	(0.19)	--	--	--
Net income (loss) available to common shareholders	$ 0.01	$ 0.24	$ 0.28	$ 0.18

Dividends declared per common share	$ 0.45	$ 0.45	$ 0.45	$ 0.45

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2010
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

NEW JERSEY
Bergen County
Fair Lawn
17-17 Rte 208 North (O)	1987	1995	--	$ 3,067	$ 19,415	$ 3,368	$ 3,067	$ 22,783	$ 25,850	$ 8,317
Fort Lee
One Bridge Plaza (O)	1981	1996	--	2,439	24,462	6,107	2,439	30,569	33,008	10,520
2115 Linwood Avenue (O)	1981	1998	--	474	4,419	4,473	474	8,892	9,366	2,453
Little Ferry
200 Riser Road (O)	1974	1997	--	3,888	15,551	769	3,888	16,320	20,208	5,626
Lyndhurst
210 Clay Avenue (O)	1978	2009	$ 11,467	2,300	11,189	(1)	2,300	11,188	13,488	814
Montvale
95 Chestnut Ridge Road (O)	1975	1997	--	1,227	4,907	209	1,227	5,116	6,343	1,679
135 Chestnut Ridge Road (O)	1981	1997	--	2,587	10,350	2,318	2,588	12,667	15,255	4,967
Paramus
15 East Midland Avenue (O)	1988	1997	13,000	10,375	41,497	663	10,374	42,161	52,535	13,624
140 East Ridgewood
Avenue (O)	1981	1997	12,250	7,932	31,463	5,905	7,932	37,368	45,300	11,782
461 From Road (O)	1988	1997	--	13,194	52,778	264	13,194	53,042	66,236	17,347
650 From Road (O)	1978	1997	23,500	10,487	41,949	6,454	10,487	48,403	58,890	16,700
61 South Paramus Road (O) (d)	1985	1997	23,000	9,005	36,018	6,569	9,005	42,587	51,592	14,239
Rochelle Park
120 West Passaic Street (O)	1972	1997	--	1,354	5,415	103	1,357	5,515	6,872	1,830
365 West Passaic Street (O)	1976	1997	12,250	4,148	16,592	3,666	4,148	20,258	24,406	6,619
395 West Passaic Street (O)	1979	2006	11,270	2,550	17,131	755	2,550	17,886	20,436	3,165
Upper Saddle River
1 Lake Street (O)	1994	1997	42,000	13,952	55,812	1,365	13,953	57,176	71,129	18,235
10 Mountainview Road (O)	1986	1998	--	4,240	20,485	2,784	4,240	23,269	27,509	8,083
Woodcliff Lake
400 Chestnut Ridge Road (O)	1982	1997	--	4,201	16,802	5,080	4,201	21,882	26,083	8,505
470 Chestnut Ridge Road (O)	1987	1997	--	2,346	9,385	1,515	2,346	10,900	13,246	3,509
530 Chestnut Ridge Road (O)	1986	1997	--	1,860	7,441	126	1,860	7,567	9,427	2,470
50 Tice Boulevard (O)	1984	1994	24,000	4,500	--	24,999	4,500	24,999	29,499	15,061
300 Tice Boulevard (O)	1991	1996	--	5,424	29,688	4,966	5,424	34,654	40,078	11,796

Burlington County
Burlington
3 Terri Lane (F)	1991	1998	--	652	3,433	1,983	658	5,410	6,068	2,017
5 Terri Lane (F)	1992	1998	--	564	3,792	2,232	569	6,019	6,588	2,105
Moorestown
2 Commerce Drive (F)	1986	1999	--	723	2,893	741	723	3,634	4,357	1,084
101 Commerce Drive (F)	1988	1998	--	422	3,528	436	426	3,960	4,386	1,341
102 Commerce Drive (F)	1987	1999	--	389	1,554	311	389	1,865	2,254	641
201 Commerce Drive (F)	1986	1998	--	254	1,694	480	258	2,170	2,428	814
202 Commerce Drive (F)	1988	1999	--	490	1,963	774	490	2,737	3,227	926
1 Executive Drive (F)	1989	1998	--	226	1,453	586	228	2,037	2,265	808
2 Executive Drive (F)	1988	2000	--	801	3,206	960	801	4,166	4,967	1,396
101 Executive Drive (F)	1990	1998	--	241	2,262	713	244	2,972	3,216	1,094
102 Executive Drive (F)	1990	1998	--	353	3,607	370	357	3,973	4,330	1,273
225 Executive Drive (F)	1990	1998	--	323	2,477	485	326	2,959	3,285	1,036
97 Foster Road (F)	1982	1998	--	208	1,382	392	211	1,771	1,982	606
1507 Lancer Drive (F)	1995	1998	--	119	1,106	51	120	1,156	1,276	390
1245 North Church Street (F)	1998	2001	--	691	2,810	103	691	2,913	3,604	733
1247 North Church Street (F)	1998	2001	--	805	3,269	204	805	3,473	4,278	923

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2010
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

1256 North Church Street (F)	1984	1998	--	354	3,098	307	357	3,402	3,759	1,224
840 North Lenola Road (F)	1995	1998	--	329	2,366	513	333	2,875	3,208	1,082
844 North Lenola Road (F)	1995	1998	--	239	1,714	346	241	2,058	2,299	823
915 North Lenola Road (F)	1998	2000	--	508	2,034	267	508	2,301	2,809	626
224 Strawbridge Drive (O)	1984	1997	--	766	4,335	3,209	767	7,543	8,310	2,550
228 Strawbridge Drive (O)	1984	1997	--	766	4,334	3,945	767	8,278	9,045	2,274
232 Strawbridge Drive (O)	1986	2004	--	1,521	7,076	1,936	1,521	9,012	10,533	2,001
2 Twosome Drive (F)	2000	2001	--	701	2,807	157	701	2,964	3,665	682
30 Twosome Drive (F)	1997	1998	--	234	1,954	490	236	2,442	2,678	859
31 Twosome Drive (F)	1998	2001	--	815	3,276	179	815	3,455	4,270	880
40 Twosome Drive (F)	1996	1998	--	297	2,393	313	301	2,702	3,003	1,032
41 Twosome Drive (F)	1998	2001	--	605	2,459	69	605	2,528	3,133	647
50 Twosome Drive (F)	1997	1998	--	301	2,330	92	304	2,419	2,723	831

Gloucester County
West Deptford
1451 Metropolitan Drive			--	203	1,189	30	206	1,216	1,422	420

Essex County
Millburn
150 J.F. Kennedy Parkway (O)	1980	1997	--	12,606	50,425	8,743	12,606	59,168	71,774	22,137
Roseland
4 Becker Farm Road (O)	1983	2009	37,096	5,600	38,285	489	5,600	38,774	44,374	2,318
5 Becker Farm Road (O)	1982	2009	11,599	2,400	11,885	51	2,400	11,936	14,336	819
6 Becker Farm Road (O)	1983	2009	13,392	2,600	15,548	362	2,600	15,910	18,510	988
101 Eisenhower Parkway (O)	1980	1994	--	228	--	16,355	228	16,355	16,583	10,709
103 Eisenhower Parkway (O)	1985	1994	--	--	--	14,645	2,300	12,345	14,645	7,259
105 Eisenhower Parkway (O)	2001	2001	--	4,430	42,898	6,986	3,835	50,479	54,314	16,849
75 Livingston Avenue (O)	1985	2009	10,250	1,900	6,312	161	1,900	6,473	8,373	658
85 Livingston Avenue (O)	1985	2009	14,349	2,500	14,238	74	2,500	14,312	16,812	871

Hudson County
Jersey City
Harborside Financial Center
Plaza 1 (O)	1983	1996	--	3,923	51,013	27,528	3,923	78,541	82,464	24,158
Harborside Financial Center
Plaza 2 (O)	1990	1996	--	17,655	101,546	19,559	15,070	123,690	138,760	44,655
Harborside Financial Center
Plaza 3 (O)	1990	1996	--	17,655	101,878	19,227	15,070	123,690	138,760	44,655
Harborside Financial Center
Plaza 4A (O)	2000	2000	--	1,244	56,144	8,740	1,244	64,884	66,128	19,657
Harborside Financial Center
Plaza 5 (O)	2002	2002	234,521	6,218	170,682	53,469	5,705	224,664	230,369	55,047
101 Hudson Street (O)	1992	2004	--	45,530	271,376	8,627	45,530	280,003	325,533	52,355

Mercer County
Hamilton Township
3 AAA Drive (O)	1981	2007	--	242	3,218	1,057	242	4,275	4,517	572
100 Horizon Center
Boulevard (F)	1989	1995	--	205	1,676	223	311	1,793	2,104	726
200 Horizon Drive (F)	1991	1995	--	205	3,027	505	344	3,393	3,737	1,375
300 Horizon Drive (F)	1989	1995	--	379	4,355	1,637	517	5,854	6,371	2,736
500 Horizon Drive (F)	1990	1995	--	379	3,395	904	483	4,195	4,678	1,801
600 Horizon Drive (F)	2002	2002	--	--	7,549	651	685	7,515	8,200	1,519

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2010
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

700 Horizon Drive (O)	2007	2007	--	490	43	16,492	865	16,160	17,025	1,572
2 South Gold Drive (O)	1974	2007	--	476	3,487	388	476	3,875	4,351	427
Princeton
103 Carnegie Center (O)	1984	1996	--	2,566	7,868	3,059	2,566	10,927	13,493	4,157
2 Independence Way (O)	1985	2009	--	1,300	7,246	125	1,300	7,371	8,671	535
3 Independence Way (O)	1983	1997	--	1,997	11,391	3,396	1,997	14,787	16,784	5,310
100 Overlook Center (O)	1988	1997	--	2,378	21,754	4,889	2,378	26,643	29,021	10,383
5 Vaughn Drive (O)	1987	1995	--	657	9,800	2,631	657	12,431	13,088	5,461

Middlesex County
East Brunswick
377 Summerhill Road (O)	1977	1997	--	649	2,594	457	649	3,051	3,700	1,061
Edison
343 Thornall Street (O)	1991	2006	--	6,027	39,101	4,746	6,027	43,847	49,874	7,709
Piscataway
30 Knightsbridge Road,
Building 3 (O)	1977	2004	--	1,030	7,269	345	1,034	7,610	8,644	1,252
30 Knightsbridge Road,
Building 4 (O)	1977	2004	--	1,433	10,121	384	1,429	10,509	11,938	1,727
30 Knightsbridge Road,
Building 5 (O)	1977	2004	--	2,979	21,035	10,595	2,979	31,630	34,609	7,026
30 Knightsbridge Road,
Building 6 (O)	1977	2004	--	448	3,161	4,483	448	7,644	8,092	1,529
Plainsboro
500 College Road East (O) (d)	1984	1998	--	614	20,626	1,769	614	22,395	23,009	7,481
Woodbridge
581 Main Street (O)	1991	1997	16,627	3,237	12,949	24,764	8,115	32,835	40,950	10,798

Monmouth County
Freehold
2 Paragon Way (O)	1989	2005	--	999	4,619	941	999	5,560	6,559	1,055
3 Paragon Way (O)	1991	2005	--	1,423	6,041	1,939	1,423	7,980	9,403	1,621
4 Paragon Way (O)	2002	2005	--	1,961	8,827	(469)	1,961	8,358	10,319	1,340
100 Willowbrook Road (O)	1988	2005	--	1,264	5,573	984	1,264	6,557	7,821	1,373
Holmdel
23 Main Street (O)	1977	2005	31,537	4,336	19,544	8,903	4,336	28,447	32,783	6,488
Middletown
One River Center,
Building 1 (O)	1983	2004	11,408	3,070	17,414	2,739	2,451	20,772	23,223	4,713
One River Center,
Building 2 (O)	1983	2004	12,797	2,468	15,043	1,516	2,452	16,575	19,027	2,753
One River Center,
Building 3 (O)	1984	2004	20,336	4,051	24,790	4,798	4,627	29,012	33,639	4,722
Neptune
3600 Route 66 (O)	1989	1995	--	1,098	18,146	1,483	1,098	19,629	20,727	7,286
Wall Township
1305 Campus Parkway (O)	1988	1995	--	335	2,560	617	291	3,221	3,512	1,361
1325 Campus Parkway (F)	1988	1995	--	270	2,928	789	270	3,717	3,987	1,766
1340 Campus Parkway (F)	1992	1995	--	489	4,621	1,934	489	6,555	7,044	2,547
1345 Campus Parkway (F)	1995	1997	--	1,023	5,703	1,523	1,024	7,225	8,249	2,765
1350 Campus Parkway (O)	1990	1995	--	454	7,134	1,382	454	8,516	8,970	3,499
1433 Highway 34 (F)	1985	1995	--	889	4,321	1,227	889	5,548	6,437	2,295

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2010
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

1320 Wyckoff Avenue (F)	1986	1995	--	255	1,285	259	216	1,583	1,799	539
1324 Wyckoff Avenue (F)	1987	1995	--	230	1,439	239	190	1,718	1,908	687

Morris County
Florham Park
325 Columbia Parkway (O)	1987	1994	--	1,564	--	15,634	1,564	15,634	17,198	8,696
Morris Plains
250 Johnson Road (O)	1977	1997	--	2,004	8,016	1,175	2,004	9,191	11,195	3,403
201 Littleton Road (O)	1979	1997	--	2,407	9,627	1,245	2,407	10,872	13,279	3,720
Morris Township
412 Mt. Kemble Avenue (O)	1985	2004	--	4,360	33,167	11,684	4,360	44,851	49,211	8,963
Parsippany
4 Campus Drive (O)	1983	2001	--	5,213	20,984	2,938	5,213	23,922	29,135	6,314
6 Campus Drive (O)	1983	2001	--	4,411	17,796	3,496	4,411	21,292	25,703	5,996
7 Campus Drive (O)	1982	1998	--	1,932	27,788	5,260	1,932	33,048	34,980	9,896
8 Campus Drive (O)	1987	1998	--	1,865	35,456	4,042	1,865	39,498	41,363	13,927
9 Campus Drive (O)	1983	2001	--	3,277	11,796	17,066	5,842	26,297	32,139	7,303
4 Century Drive (O)	1981	2004	--	1,787	9,575	1,679	1,787	11,254	13,041	2,255
5 Century Drive (O)	1981	2004	--	1,762	9,341	2,263	1,762	11,604	13,366	1,889
6 Century Drive (O)	1981	2004	--	1,289	6,848	3,403	1,289	10,251	11,540	3,118
2 Dryden Way (O)	1990	1998	--	778	420	110	778	530	1,308	171
4 Gatehall Drive (O)	1988	2000	--	8,452	33,929	4,123	8,452	38,052	46,504	10,929
2 Hilton Court (O)	1991	1998	--	1,971	32,007	5,570	1,971	37,577	39,548	12,108
1633 Littleton Road (O)	1978	2002	--	2,283	9,550	163	2,355	9,641	11,996	2,871
600 Parsippany Road (O)	1978	1994	--	1,257	5,594	2,882	1,257	8,476	9,733	3,801
1 Sylvan Way (O)	1989	1998	--	1,689	24,699	1,446	1,021	26,813	27,834	7,910
4 Sylvan Way (O)	1983	2009	14,395	2,400	13,486	--	2,400	13,486	15,886	849
5 Sylvan Way (O)	1989	1998	--	1,160	25,214	2,719	1,161	27,932	29,093	9,793
7 Sylvan Way (O)	1987	1998	--	2,084	26,083	2,091	2,084	28,174	30,258	10,251
22 Sylvan Way (O)	2009	2009	--	14,600	44,392	73	14,600	44,465	59,065	2,880
20 Waterview Boulevard (O)	1988	2009	23,232	4,500	27,246	327	4,500	27,573	32,073	2,177
35 Waterview Boulevard (O)	1990	2006	19,341	5,133	28,059	1,251	5,133	29,310	34,443	4,420
5 Wood Hollow Road (O)	1979	2004	--	5,302	26,488	12,267	5,302	38,755	44,057	8,280

Passaic County
Clifton
777 Passaic Avenue (O)	1983	1994	--	--	--	6,839	1,100	5,739	6,839	3,445
Totowa
1 Center Court (F)	1999	1999	--	270	1,824	30	270	1,854	2,124	549
2 Center Court (F)	1998	1998	--	191	--	2,255	191	2,255	2,446	755
11 Commerce Way (F)	1989	1995	--	586	2,986	70	586	3,056	3,642	1,160
20 Commerce Way (F)	1992	1995	--	516	3,108	17	516	3,125	3,641	1,188
29 Commerce Way (F)	1990	1995	--	586	3,092	1,101	586	4,193	4,779	2,028
40 Commerce Way (F)	1987	1995	--	516	3,260	195	516	3,455	3,971	1,321
45 Commerce Way (F)	1992	1995	--	536	3,379	622	536	4,001	4,537	1,666
60 Commerce Way (F)	1988	1995	--	526	3,257	620	526	3,877	4,403	1,521
80 Commerce Way (F)	1996	1996	--	227	--	1,167	227	1,167	1,394	416
100 Commerce Way (F)	1996	1996	--	226	--	1,167	226	1,167	1,393	416
120 Commerce Way (F)	1994	1995	--	228	--	1,269	229	1,268	1,497	503
140 Commerce Way (F)	1994	1995	--	229	--	1,267	228	1,268	1,496	503
999 Riverview Drive (O)	1988	1995	--	476	6,024	2,320	1,102	7,718	8,820	3,090

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2010
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

Somerset County
Basking Ridge
222 Mt. Airy Road (O)	1986	1996	--	775	3,636	2,909	775	6,545	7,320	2,415
233 Mt. Airy Road (O)	1987	1996	--	1,034	5,033	1,646	1,034	6,679	7,713	3,232
Bernards
106 Allen Road (O)	2000	2000	--	3,853	14,465	4,116	4,093	18,341	22,434	7,944
Branchburg
51 Imclone Drive (O)	1978	2009	3,893	1,900	3,475	(1)	1,900	3,474	5,374	222
Bridgewater
440 Route 22 East (O)	1990	2010	11,000	3,986	13,658	3,142	3,986	16,800	20,786	33
721 Route 202/206 (O)	1989	1997	--	6,730	26,919	8,666	6,730	35,585	42,315	11,830
Warren
10 Independence Boulevard (O)	1988	2009	15,606	2,300	15,499	25	2,300	15,524	17,824	1,077

Union County
Clark
100 Walnut Avenue (O)	1985	1994	19,443	--	--	17,228	1,822	15,406	17,228	9,431
Cranford
6 Commerce Drive (O)	1973	1994	--	250	--	3,082	250	3,082	3,332	2,182
11 Commerce Drive (O)	1981	1994	--	470	--	5,840	470	5,840	6,310	4,290
12 Commerce Drive (O)	1967	1997	--	887	3,549	2,207	887	5,756	6,643	2,261
14 Commerce Drive (O)	1971	2003	--	1,283	6,344	1,096	1,283	7,440	8,723	1,480
20 Commerce Drive (O)	1990	1994	--	2,346	--	20,356	2,346	20,356	22,702	9,627
25 Commerce Drive (O)	1971	2002	--	1,520	6,186	565	1,520	6,751	8,271	2,177
65 Jackson Drive (O)	1984	1994	--	541	--	6,329	542	6,328	6,870	4,169
New Providence
890 Mountain Road (O)	1977	1997	--	2,796	11,185	4,935	3,765	15,151	18,916	4,962

NEW YORK
New York County
New York
125 Broad Street (O)	1970	2007	--	50,191	207,002	13,379	50,191	220,381	270,572	23,830

Rockland County
Suffern
400 Rella Boulevard (O)	1988	1995	--	1,090	13,412	2,980	1,090	16,392	17,482	6,603

Westchester County
Elmsford
11 Clearbrook Road (F)	1974	1997	--	149	2,159	479	149	2,638	2,787	999
75 Clearbrook Road (F)	1990	1997	--	2,314	4,716	107	2,314	4,823	7,137	1,691
100 Clearbrook Road (O)	1975	1997	--	220	5,366	1,354	220	6,720	6,940	2,294
125 Clearbrook Road (F)	2002	2002	--	1,055	3,676	(51)	1,055	3,625	4,680	1,416
150 Clearbrook Road (F)	1975	1997	--	497	7,030	1,126	497	8,156	8,653	2,869
175 Clearbrook Road (F)	1973	1997	--	655	7,473	917	655	8,390	9,045	3,083
200 Clearbrook Road (F)	1974	1997	--	579	6,620	1,246	579	7,866	8,445	2,907
250 Clearbrook Road (F)	1973	1997	--	867	8,647	1,309	867	9,956	10,823	3,452
50 Executive Boulevard (F)	1969	1997	--	237	2,617	312	237	2,929	3,166	1,046
77 Executive Boulevard (F)	1977	1997	--	34	1,104	155	34	1,259	1,293	449
85 Executive Boulevard (F)	1968	1997	--	155	2,507	624	155	3,131	3,286	1,226
101 Executive Boulevard (O)	1971	1997	--	267	5,838	792	267	6,630	6,897	2,372
300 Executive Boulevard (F)	1970	1997	--	460	3,609	358	460	3,967	4,427	1,449

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2010
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

350 Executive Boulevard (F)	1970	1997	--	100	1,793	15	100	1,808	1,908	628
399 Executive Boulevard (F)	1962	1997	--	531	7,191	163	531	7,354	7,885	2,542
400 Executive Boulevard (F)	1970	1997	--	2,202	1,846	656	2,202	2,502	4,704	830
500 Executive Boulevard (F)	1970	1997	--	258	4,183	757	258	4,940	5,198	1,942
525 Executive Boulevard (F)	1972	1997	--	345	5,499	960	345	6,459	6,804	2,274
700 Executive Boulevard (L)	N/A	1997	--	970	--	--	970	--	970	--
555 Taxter Road (O)	1986	2000	--	4,285	17,205	5,197	4,285	22,402	26,687	7,197
565 Taxter Road (O)	1988	2000	--	4,285	17,205	3,715	4,233	20,972	25,205	6,748
570 Taxter Road (O)	1972	1997	--	438	6,078	1,277	438	7,355	7,793	2,447
1 Warehouse Lane (I) (d)	1957	1997	--	3	268	240	3	508	511	173
2 Warehouse Lane (I) (d)	1957	1997	--	4	672	113	4	785	789	290
3 Warehouse Lane (I) (d)	1957	1997	--	21	1,948	526	21	2,474	2,495	1,009
4 Warehouse Lane (I) (d)	1957	1997	--	84	13,393	2,660	85	16,052	16,137	5,955
5 Warehouse Lane (I) (d)	1957	1997	--	19	4,804	1,431	19	6,235	6,254	2,348
6 Warehouse Lane (I) (d)	1982	1997	--	10	4,419	1,858	10	6,277	6,287	1,661
1 Westchester Plaza (F)	1967	1997	--	199	2,023	386	199	2,409	2,608	770
2 Westchester Plaza (F)	1968	1997	--	234	2,726	247	234	2,973	3,207	1,082
3 Westchester Plaza (F)	1969	1997	--	655	7,936	1,148	655	9,084	9,739	3,175
4 Westchester Plaza (F)	1969	1997	--	320	3,729	915	320	4,644	4,964	1,448
5 Westchester Plaza (F)	1969	1997	--	118	1,949	525	118	2,474	2,592	812
6 Westchester Plaza (F)	1968	1997	--	164	1,998	124	164	2,122	2,286	748
7 Westchester Plaza (F)	1972	1997	--	286	4,321	220	286	4,541	4,827	1,566
8 Westchester Plaza (F)	1971	1997	--	447	5,262	971	447	6,233	6,680	2,309
Hawthorne
200 Saw Mill River Road (F)	1965	1997	--	353	3,353	446	353	3,799	4,152	1,286
1 Skyline Drive (O)	1980	1997	--	66	1,711	301	66	2,012	2,078	758
2 Skyline Drive (O)	1987	1997	--	109	3,128	1,493	109	4,621	4,730	1,260
4 Skyline Drive (F)	1987	1997	--	363	7,513	2,443	363	9,956	10,319	3,583
5 Skyline Drive (F)	1980	2001	--	2,219	8,916	1,488	2,219	10,404	12,623	3,419
6 Skyline Drive (F)	1980	2001	--	740	2,971	636	740	3,607	4,347	1,205
7 Skyline Drive (O)	1987	1998	--	330	13,013	2,147	330	15,160	15,490	5,084
8 Skyline Drive (F)	1985	1997	--	212	4,410	1,038	212	5,448	5,660	1,937
10 Skyline Drive (F)	1985	1997	--	134	2,799	695	134	3,494	3,628	1,208
11 Skyline Drive (F) (d)	1989	1997	--	--	4,788	415	--	5,203	5,203	2,016
12 Skyline Drive (F) (d)	1999	1999	--	1,562	3,254	837	1,320	4,333	5,653	1,653
15 Skyline Drive (F) (d)	1989	1997	--	--	7,449	442	--	7,891	7,891	2,808
17 Skyline Drive (O) (d)	1989	1997	--	--	7,269	846	--	8,115	8,115	2,689
19 Skyline Drive (O)	1982	1997	--	2,355	34,254	1,189	2,356	35,442	37,798	12,481
Tarrytown
200 White Plains Road (O)	1982	1997	--	378	8,367	1,679	378	10,046	10,424	3,545
220 White Plains Road (O)	1984	1997	--	367	8,112	1,450	367	9,562	9,929	3,432
230 White Plains Road (C)	1984	1997	--	124	1,845	107	124	1,952	2,076	663
White Plains
1 Barker Avenue (O)	1975	1997	--	208	9,629	1,221	207	10,851	11,058	3,830
3 Barker Avenue (O)	1983	1997	--	122	7,864	2,060	122	9,924	10,046	4,074
50 Main Street (O)	1985	1997	--	564	48,105	10,067	564	58,172	58,736	20,489
11 Martine Avenue (O)	1987	1997	--	127	26,833	7,626	127	34,459	34,586	11,935
1 Water Street (O)	1979	1997	--	211	5,382	1,205	211	6,587	6,798	2,620
Yonkers
100 Corporate Boulevard (F)	1987	1997	--	602	9,910	1,417	602	11,327	11,929	4,143
200 Corporate Boulevard
South (F)	1990	1997	--	502	7,575	1,185	502	8,760	9,262	2,809
1 Enterprise Boulevard (L)	N/A	1997	--	1,379	--	1	1,380	--	1,380	--
1 Executive Boulevard (O)	1982	1997	--	1,104	11,904	2,753	1,105	14,656	15,761	5,386

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2010
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

2 Executive Boulevard (C)	1986	1997	--	89	2,439	38	89	2,477	2,566	850
3 Executive Boulevard (O)	1987	1997	--	385	6,256	1,353	385	7,609	7,994	2,568
4 Executive Plaza (F)	1986	1997	--	584	6,134	2,061	584	8,195	8,779	3,463
6 Executive Plaza (F)	1987	1997	--	546	7,246	990	546	8,236	8,782	2,737
1 Odell Plaza (F)	1980	1997	--	1,206	6,815	1,481	1,206	8,296	9,502	2,838
3 Odell Plaza (O)	1984	2003	--	1,322	4,777	2,302	1,322	7,079	8,401	1,907
5 Odell Plaza (F)	1983	1997	--	331	2,988	813	331	3,801	4,132	1,353
7 Odell Plaza (F)	1984	1997	--	419	4,418	559	419	4,977	5,396	1,767

PENNSYLVANIA
Chester County
Berwyn
1000 Westlakes Drive (O)	1989	1997	--	619	9,016	528	619	9,544	10,163	3,520
1055 Westlakes Drive (O)	1990	1997	--	1,951	19,046	3,545	1,951	22,591	24,542	9,015
1205 Westlakes Drive (O)	1988	1997	--	1,323	20,098	2,721	1,323	22,819	24,142	8,231
1235 Westlakes Drive (O)	1986	1997	--	1,417	21,215	3,268	1,418	24,482	25,900	9,065

Delaware County
Lester
100 Stevens Drive (O)	1986	1996	--	1,349	10,018	3,891	1,349	13,909	15,258	5,526
200 Stevens Drive (O)	1987	1996	--	1,644	20,186	6,064	1,644	26,250	27,894	10,274
300 Stevens Drive (O)	1992	1996	--	491	9,490	1,565	491	11,055	11,546	4,219
Media
1400 Providence Rd,
Center I (O)	1986	1996	--	1,042	9,054	2,531	1,042	11,585	12,627	4,448
1400 Providence Rd,
Center II (O)	1990	1996	--	1,543	16,464	4,299	1,544	20,762	22,306	7,841

Montgomery County
Bala Cynwyd
150 Monument Road (O)	1981	2004	--	2,845	14,780	4,007	2,845	18,787	21,632	3,555
Blue Bell
4 Sentry Park (O)	1982	2003	--	1,749	7,721	867	1,749	8,588	10,337	1,609
5 Sentry Park East (O)	1984	1996	--	642	7,992	3,508	642	11,500	12,142	3,546
5 Sentry Park West (O)	1984	1996	--	268	3,334	616	268	3,950	4,218	1,315
16 Sentry Park West (O)	1988	2002	--	3,377	13,511	1,965	3,377	15,476	18,853	4,693
18 Sentry Park West (O)	1988	2002	--	3,515	14,062	1,907	3,515	15,969	19,484	4,795
King of Prussia
2200 Renaissance Blvd (O)	1985	2002	16,171	5,347	21,453	(9,121)	3,126	14,553	17,679	4,581
Lower Providence
1000 Madison Avenue (O)	1990	1997	--	1,713	12,559	3,064	1,714	15,622	17,336	5,548
Plymouth Meeting
1150 Plymouth Meeting
Mall (O)	1970	1997	--	125	499	30,765	6,219	25,170	31,389	9,140

CONNETICUT
Fairfield County
Norwalk
40 Richards Avenue (O)	1985	1998	--	1,087	18,399	3,892	1,087	22,291	23,378	6,860
Stamford
1266 East Main Street (O)	1984	2002	16,089	6,638	26,567	4,640	6,638	31,207	37,845	8,540
419 West Avenue (F)	1986	1997	--	4,538	9,246	1,490	4,538	10,736	15,274	4,248

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2010
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (a)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location (b)	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (c)

500 West Avenue (F)	1988	1997	--	415	1,679	52	415	1,731	2,146	597
550 West Avenue (F)	1990	1997	--	1,975	3,856	176	1,975	4,032	6,007	1,362
600 West Avenue (F)	1999	1999	--	2,305	2,863	839	2,305	3,702	6,007	1,053
650 West Avenue (F)	1998	1998	--	1,328	--	3,292	1,328	3,292	4,620	1,119

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue,
NW (O)	1940	1999	--	14,228	18,571	4,881	14,228	23,452	37,680	7,565
1400 L Street, NW (O)	1987	1998	--	13,054	27,423	7,444	13,054	34,867	47,921	11,942

MARYLAND
Prince George’s County
Greenbelt
Capital Office Park Parcel A (L)	N/A	2009	--	840	--	7	847	--	847	--
9200 Edmonston Road (O)	1973/03	2006	4,646	1,547	4,131	147	1,547	4,278	5,825	871
6301 Ivy Lane (O)	1979/95	2006	6,103	5,168	14,706	1,186	5,168	15,892	21,060	2,302
6303 Ivy Lane (O)	1980/03	2006	--	5,115	13,860	758	5,115	14,618	19,733	2,202
6305 Ivy Lane (O)	1982/95	2006	6,475	5,615	14,420	537	5,615	14,957	20,572	2,498
6404 Ivy Lane (O)	1987	2006	--	7,578	20,785	1,718	7,578	22,503	30,081	3,795
6406 Ivy Lane (O)	1991	2006	--	7,514	21,152	(173)	7,514	20,979	28,493	2,537
6411 Ivy Lane (O)	1984/05	2006	--	6,867	17,470	1,097	6,867	18,567	25,434	3,047
Lanham
4200 Parliament Place (O)	1989	1998	--	2,114	13,546	761	1,393	15,028	16,421	5,470

Projects Under Development
and Developable Land			--	124,877	29,366	--	124,877	29,366	154,243	34

Furniture, Fixtures
and Equipment			--	--	--	4,485	--	4,485	4,485	3,212

TOTALS			$743,043	$760,033	$3,641,055	$815,632	$771,960	$4,444,760	$5,216,720	$1,278,985

(a)	The aggregate cost for federal income tax purposes at December 31, 2010 was approximately $3.2 billion.

(b)   Legend of Property Codes:
(O)=Office Property                                           (C)=Stand-alone Retail Property
(F)=Office/Flex Property                                    (L)=Land Lease
(I)=Industrial/Warehouse Property

(c)    Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(d)    This property is located on land leased by the Company.

MACK-CALI REALTY CORPORATION
NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2010, 2009 and 2008 are as follows: (dollars in thousands)

	2010	2009	2008
Rental Properties
Balance at beginning of year	$5,186,208	$4,963,780	$4,885,429
Additions	86,455	282,122	92,129
Properties sold	(16,052)	--	--
Impairment charge on rental property	(12,560)	--	--
Retirements/disposals	(27,331)	(59,694)	(13,778)
Balance at end of year	$5,216,720	$5,186,208	$4,963,780

Accumulated Depreciation
Balance at beginning of year	$1,153,223	$1,040,778	$ 907,013
Depreciation expense	158,318	155,613	147,543
Properties sold	(2,091)	--	--
Impairment charge on rental property	(3,256)	(1,009)	--
Retirements/disposals	(27,209)	(42,159)	(13,778)
Balance at end of year	$1,278,985	$1,153,223	$1,040,778

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: February 9, 2011	/s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William L. Mack	Chairman of the Board	February 9, 2011
William L. Mack

/s/ Mitchell E. Hersh	President and Chief Executive	February 9, 2011
Mitchell E. Hersh	Officer and Director

/s/ Barry Lefkowitz	Executive Vice President and	February 9, 2011
Barry Lefkowitz	Chief Financial Officer

/s/ Alan S. Bernikow	Director	February 9, 2011
Alan S. Bernikow

/s/ John R. Cali	Director	February 9, 2011
John R. Cali

/s/ Kenneth M. Duberstein	Director	February 9, 2011
Kenneth M. Duberstein

Name	Title	Date

/s/ Nathan Gantcher	Director	February 9, 2011
Nathan Gantcher

/s/ David S. Mack	Director	February 9, 2011
David S. Mack

/s/ Alan G. Philibosian	Director	February 9, 2011
Alan G. Philibosian

/s/ Irvin D. Reid	Director	February 9, 2011
Irvin D. Reid

/s/ Vincent Tese	Director	February 9, 2011
Vincent Tese

/s/ Robert F. Weinberg	Director	February 9, 2011
Robert F. Weinberg

/s/ Roy J. Zuckerberg	Director	February 9, 2011
Roy J. Zuckerberg

MACK-CALI REALTY CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Articles of Restatement of Mack-Cali Realty Corporation dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

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

4.3
Supplemental Indenture No. 2 dated as of August 2, 1999, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.4 to the Operating Partnership’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

4.4
Supplemental Indenture No. 3 dated as of December 21, 2000, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated December 21, 2000 and incorporated herein by reference).

4.5
Supplemental Indenture No. 4 dated as of January 29, 2001, by and among Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated January 29, 2001 and incorporated herein by reference).

4.6
Supplemental Indenture No. 5 dated as of December 20, 2002, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Operating Partnership’s Form 8-K dated December 20, 2002 and incorporated herein by reference).

4.7
Supplemental Indenture No. 6 dated as of March 14, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 14, 2003 and incorporated herein by reference).

4.8
Supplemental Indenture No. 7 dated as of June 12, 2003, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated June 12, 2003 and incorporated herein by reference).

4.9
Supplemental Indenture No. 8 dated as of February 9, 2004, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated February 9, 2004 and incorporated herein by reference).

4.10
Supplemental Indenture No. 9 dated as of March 22, 2004, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated March 22, 2004 and incorporated herein by reference).

4.11
Supplemental Indenture No. 10 dated as of January 25, 2005, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated January 25, 2005 and incorporated herein by reference).

4.12
Supplemental Indenture No. 11 dated as of April 15, 2005, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated April 15, 2005 and incorporated herein by reference).

4.13
Supplemental Indenture No. 12 dated as of November 30, 2005, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated November 30, 2005 and incorporated herein by reference).

4.14
Supplemental Indenture No. 13 dated as of January 24, 2006, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated January 18, 2006 and incorporated herein by reference).

4.15
Supplemental Indenture No. 14 dated as of August 14, 2009, by and between Mack-Cali Realty, L.P., as issuer, and Wilmington Trust Company, as trustee (filed as Exhibit 4.2 to the Company’s Form 8-K dated August 14, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit Title

4.16
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

10.11	Form of Multi-Year Restricted Share Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 12, 2007 and incorporated herein by reference).

10.12	Form of Tax Gross-Up Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated September 12, 2007 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.13
Form of Restricted Share Award Agreement effective December 9, 2008 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman, Mark Yeager and Roger W. Thomas (filed as Exhibit 10.1 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.14
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

10.15
Form of Restricted Share Award Agreement effective December 8, 2009 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman, Mark Yeager and Roger W. Thomas (filed as Exhibit 10.1 to the Company's Form 8-K dated December 8, 2009 and incorporated herein by reference).

10.16
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

10.17
Form of Restricted Share Award Agreement effective December 7, 2010 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman and Roger W. Thomas (filed as Exhibit 10.1 to the Company's Form 8-K dated December 7, 2010 and incorporated herein by reference).

10.18
Form of Restricted Share Award Agreement effective December 7, 2010 by and between Mack-Cali Realty Corporation and each of William L. Mack, Alan S. Bernikow, John R. Cali, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese, Robert F. Weinberg and Roy J. Zuckerberg (filed as Exhibit 10.2 to the Company's Form 8-K dated December 7, 2010 and incorporated herein by reference).

10.19
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

10.20
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

10.21
Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 16, 2005 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.22
Second Modification Agreement dated as of July 14, 2006 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 14, 2006 and incorporated herein by reference).

10.23
Extension and Third Modification Agreement dated as of June 22, 2007 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 22, 2007 and incorporated herein by reference).

10.24
Fourth Modification Agreement dated as of September 21, 2007 by and among Mack Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 21, 2007 and incorporated herein by reference).

10.25
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

10.26
Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.27
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.28
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.29
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.30
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.31
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.32	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.33	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.34
Amended and Restated Mack-Cali Realty Corporation Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.35
Indemnification Agreement by and between Mack-Cali Realty Corporation and William L. Mack dated October 22, 2002 (filed as Exhibit 10.101 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.36
Indemnification Agreement by and between Mack-Cali Realty Corporation and Mitchell E. Hersh dated October 22, 2002 (filed as Exhibit 10.102 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.37
Indemnification Agreement by and between Mack-Cali Realty Corporation and Martin S. Berger dated December 11, 1997 (filed as Exhibit 10.103 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.38
Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan S. Bernikow dated May 20, 2004 (filed as Exhibit 10.104 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.39
Indemnification Agreement by and between Mack-Cali Realty Corporation and John R. Cali dated October 22, 2002 (filed as Exhibit 10.105 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.40
Indemnification Agreement by and between Mack-Cali Realty Corporation and Kenneth M. Duberstein dated September 13, 2005 (filed as Exhibit 10.106 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.41
Indemnification Agreement by and between Mack-Cali Realty Corporation and Nathan Gantcher dated October 22, 2002 (filed as Exhibit 10.107 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.42
Indemnification Agreement by and between Mack-Cali Realty Corporation and David S. Mack dated December 11, 1997 (filed as Exhibit 10.108 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.43
Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan G. Philibosian dated October 22, 2002 (filed as Exhibit 10.109 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.44
Indemnification Agreement by and between Mack-Cali Realty Corporation and Irvin D. Reid dated October 22, 2002 (filed as Exhibit 10.110 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.45
Indemnification Agreement by and between Mack-Cali Realty Corporation and Vincent Tese dated October 22, 2002 (filed as Exhibit 10.111 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.46
Indemnification Agreement by and between Mack-Cali Realty Corporation and Robert F. Weinberg dated October 22, 2002 (filed as Exhibit 10.112 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.47
Indemnification Agreement by and between Mack-Cali Realty Corporation and Roy J. Zuckerberg dated October 22, 2002 (filed as Exhibit 10.113 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.48
Indemnification Agreement by and between Mack-Cali Realty Corporation and Barry Lefkowitz dated October 22, 2002 (filed as Exhibit 10.114 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.49
Indemnification Agreement by and between Mack-Cali Realty Corporation and Michael Grossman dated October 22, 2002 (filed as Exhibit 10.115 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.50
Indemnification Agreement by and between Mack-Cali Realty Corporation and Roger W. Thomas dated October 22, 2002 (filed as Exhibit 10.116 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.51
Indemnification Agreement by and between Mack-Cali Realty Corporation and Mark Yeager dated May 9, 2006 (filed as Exhibit 10.117 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.52
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.53
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

10.56
First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.57
Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.58
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

10.59
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

10.60
Redemption Agreement by and among Meadowlands Developer Limited Partnership, Meadowlands Developer Holding Corp., Mack-Cali Meadowlands entertainment L.L.C., Mack-Cali Meadowlands Special L.L.C., and Meadowlands Limited Partnership dated November 22, 2006 (filed as Exhibit 10.93 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.61
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

10.62
Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.63
Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.64
Amendment No. 2 to Membership Interest Purchase and Contribution Agreement dated as of May 9, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.65
Amendment No. 8 to Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of May 23, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 23, 2007 and incorporated herein by reference).

10.66
Contribution and Sale Agreement by and among Gale SLG NJ LLC, a Delaware limited liability company, Gale SLG NJ MEZZ LLC, a Delaware limited liability company, and Gale SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company and Mack-Cali Ventures L.L.C. dated as of March 7, 2006 (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.67
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

10.68
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

10.69
Loan Agreement by and among the entities set forth on Exhibit A, collectively, as Borrowers, and Gramercy Warehouse Funding I LLC, as Lender, dated May 9, 2006 (filed as Exhibit 10.5 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.70
Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, in the principal amount of $90,286,551 dated May 9, 2006 (filed as Exhibit 10.6 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.71
Mortgage, Security Agreement and Fixture Filing by and between 4 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.7 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.72
Promissory Note of 4 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $43,000,000 dated May 9, 2006 (filed as Exhibit 10.8 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.73
Mortgage, Security Agreement and Fixture Filing by and between 210 Clay SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.9 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.74
Promissory Note of 210 Clay SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $16,000,000 dated May 9, 2006 (filed as Exhibit 10.10 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.75
Mortgage, Security Agreement and Fixture Filing by and between 5 Becker SPE LLC, as Borrower, and Wachovia Bank, National Association, as Lender, dated May 9, 2006 (filed as Exhibit 10.11 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.76
Promissory Note of 5 Becker SPE LLC, as Borrower, in favor of Wachovia Bank, National Association, as Lender, in the principal amount of $15,500,000 dated May 9, 2006 (filed as Exhibit 10.12 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.77
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

10.80
First Amendment to Agreement of Sale and Purchase dated September 6, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.92 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.81
Second Amendment to Agreement of Sale and Purchase dated September 15, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.93 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.82
Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.83
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

10.84	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.85
Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.86
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.87
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.88
Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007 (filed as Exhibit 10.122 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.89
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

Exhibit Number	Exhibit Title

10.90
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

10.91
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of The Northwestern Mutual Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008. (filed as Exhibit 10.132 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.92
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008 (filed as Exhibit 10.133 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.93
Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.94
Amended and Restated Loan Agreement by and among One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, collectively, as Borrowers and Gramercy Warehouse Funding I LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.144 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.95
Amended and Restated Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.145 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.96
Limited Liability Company Membership Interest Purchase and Sale Agreement dated April 29, 2009 by and among Gale SLG NJ LLC, Mack-Cali Ventures L.L.C., SLG Gale 55 Corporation LLC and 55 Corporate Partners L.L.C.  (filed as Exhibit 10.146 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.97
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

10.98
Partial Recourse Guaranty of Mack-Cali Realty, L.P. dated as of January 15, 2010 to The Prudential Insurance Company of America and VPCM, LLC (filed as Exhibit 10.2 to the Company’s Form 8-K dated January 15, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.99
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre I in Bergen County, New Jersey (filed as Exhibit 10.165 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.100
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre II in Bergen County, New Jersey (filed as Exhibit 10.166 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.101
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.167 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.102
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre IV in Bergen County, New Jersey filed as Exhibit 10.168 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.103
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali F Properties, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Centre VII in Bergen County, New Jersey (filed as Exhibit 10.169 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.104
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Chestnut Ridge, L.L.C., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Corp. Center in Bergen County, New Jersey (filed as Exhibit 10.170 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.105
Amended, Restated and Consolidated Mortgage and Security Agreement and Financing Statement dated as of January 15, 2010 by Mack-Cali Realty, L.P., as Borrower, to The Prudential Insurance Company of America and VPCM, LLC, as Mortgagees with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.171 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.106
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre I in Bergen County, New Jersey  (filed as Exhibit 10.172 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.107
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre I in Bergen County, New Jersey  (filed as Exhibit 10.173 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.108
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre II in Bergen County, New Jersey  (filed as Exhibit 10.174 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.109
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre II in Bergen County, New Jersey  (filed as Exhibit 10.175 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.110
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre III in Bergen County, New Jersey  (filed as Exhibit 10.176 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.111
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre III in Bergen County, New Jersey  (filed as Exhibit 10.177 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.112
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre IV in Bergen County, New Jersey  (filed as Exhibit 10.178 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.113
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre IV in Bergen County, New Jersey  (filed as Exhibit 10.179 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.114
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali F Properties, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre VII in Bergen County, New Jersey  (filed as Exhibit 10.180 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.115
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali F Properties, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre VII in Bergen County, New Jersey  (filed as Exhibit 10.181 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.116
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Corp. Center in Bergen County, New Jersey  (filed as Exhibit 10.182 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.117
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. in favor of VPCM, LLC with respect to Mack-Cali Corp. Center in Bergen County, New Jersey (filed as Exhibit 10.183 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.118
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.184 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.119
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.185 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.120
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre I in Bergen County, New Jersey (filed as Exhibit 10.186 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.121
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre II in Bergen County, New Jersey (filed as Exhibit 10.187 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.122
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.188 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.123
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Centre IV in Bergen County, New Jersey (filed as Exhibit 10.189 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.124
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali F Properties, L.P. with respect to Mack-Cali Centre VII in Bergen County, New Jersey (filed as Exhibit 10.190 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.125
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Chestnut Ridge, L.L.C. with respect to Mack-Cali Corp. Center in Bergen County, New Jersey (filed as Exhibit 10.191 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.126
Recourse Liabilities Guaranty dated January 15, 2010 of Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to certain liabilities of Mack-Cali Realty, L.P. with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.192 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.127
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre I in Bergen County, New Jersey (filed as Exhibit 10.193 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.128
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre II in Bergen County, New Jersey (filed as Exhibit 10.194 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.129
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.195 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.130
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre IV in Bergen County, New Jersey (filed as Exhibit 10.196 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.131
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali F Properties, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre VII in Bergen County, New Jersey (filed as Exhibit 10.197 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.132
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Corp. Center in Bergen County, New Jersey (filed as Exhibit 10.198 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.133
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.199 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

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

99.2*
Mack-Green-Gale LLC and Subsidiaries Consolidated Balance Sheet at April 28, 2009 and Consolidated Statements of Operations, Changes in Members' Capital and Cash Flows for the period January 1, 2009 through April 28, 2009 (Date of Consolidation) (unaudited).

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

* filed herewith