Form 10-K/A
period 2010-12-31
MACK CALI REALTY CORP
filed 2011-02-14
CIK 924901

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

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 56.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “10-K”) to correct the signature line of the report of PricewaterhouseCoopers LLP set forth on page 66 of the 10-K (the “Report”).  The Report had been signed by PricewaterhouseCoopers LLP, but the conformed signature line was inadvertently omitted from the Report when the 10-K was filed.

This Amendment No. 1 to the 10-K amends Part II, Item 8 of the 10-K with respect to the financial statements listed in Part IV, Item 15(a)(1) and Item 15(a)(2)(i) of the 10-K to file the Report with the conformed signature of PricewaterhouseCoopers LLP together with our financial statements previously filed with the 10-K.  Other than adding the conformed signature line to the Report, we have made no other changes to Item 8 with respect to the financial statements listed in Item 15(a)(1) and Item 15(a)(2)(i).

Except as described above, this Amendment No. 1 to the 10-K does not amend any other information set forth in the 10-K, and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the 10-K.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Mack-Cali Realty Corporation
(Registrant)

Date: February 11, 2011	/s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer
(principal accounting officer and principal financial officer)

MACK-CALI REALTY CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1	Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, and the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.