Form 10-Q
period 2011-03-31
MACK CALI REALTY CORP
filed 2011-04-28
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 25, 2011, there were 86,949,151 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of March 31, 2011
		and December 31, 2010	4

		Consolidated Statements of Operations for the three months
		ended March 31, 2011 and 2010	5

		Consolidated Statement of Changes in Equity for the three months
		ended March 31, 2011	6

		Consolidated Statements of Cash Flows for the three months
		ended March 31, 2011 and 2010	7

		Notes to Consolidated Financial Statements	8-33

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	34-48

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4.	Controls and Procedures	48

Part II	Other Information

	Item 1.	Legal Proceedings	49

	Item 1A.	Risk Factors	49

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

	Item 3.	Defaults Upon Senior Securities	49

	Item 4.	(Removed and Reserved)	49

	Item 5.	Other Information	49

	Item 6.	Exhibits	49

Signatures			50

Exhibit Index			51-65

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
ASSETS	2011	2010
Rental property
Land and leasehold interests	$771,998	$771,960
Buildings and improvements	3,975,224	3,970,177
Tenant improvements	458,969	470,098
Furniture, fixtures and equipment	4,260	4,485
	5,210,451	5,216,720
Less – accumulated depreciation and amortization	(1,295,339)	(1,278,985)
Net investment in rental property	3,915,112	3,937,735
Cash and cash equivalents	10,728	21,851
Investments in unconsolidated joint ventures	33,239	34,220
Unbilled rents receivable, net	128,708	126,917
Deferred charges and other assets, net	211,985	212,038
Restricted cash	19,824	17,310
Accounts receivable, net of allowance for doubtful accounts
of $2,083 and $2,790	10,994	12,395

Total assets	$4,330,590	$4,362,466

LIABILITIES AND EQUITY
Senior unsecured notes	$1,118,655	$1,118,451
Revolving credit facility	16,000	228,000
Mortgages, loans payable and other obligations	742,212	743,043
Dividends and distributions payable	45,415	42,176
Accounts payable, accrued expenses and other liabilities	93,376	101,944
Rents received in advance and security deposits	53,302	57,877
Accrued interest payable	16,046	27,038
Total liabilities	2,085,006	2,318,529
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, 10,000
and 10,000 shares outstanding, at liquidation preference	25,000	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
86,933,001 and 79,605,474 shares outstanding	869	796
Additional paid-in capital	2,514,720	2,292,641
Dividends in excess of net earnings	(583,556)	(560,165)
Total Mack-Cali Realty Corporation stockholders’ equity	1,957,033	1,758,272

Noncontrolling interests in subsidiaries:
Operating Partnership	286,215	283,219
Consolidated joint ventures	2,336	2,446
Total noncontrolling interests in subsidiaries	288,551	285,665

Total equity	2,245,584	2,043,937

Total liabilities and equity	$4,330,590	$4,362,466

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2011	2010
Base rents	$149,423	$152,693
Escalations and recoveries from tenants	27,584	26,119
Construction services	3,799	10,862
Real estate services	1,232	1,977
Other income	4,292	2,932
Total revenues	186,330	194,583

EXPENSES
Real estate taxes	25,045	22,161
Utilities	20,105	19,826
Operating services	30,816	28,681
Direct construction costs	3,582	10,293
General and administrative	8,629	8,414
Depreciation and amortization	48,148	48,490
Total expenses	136,325	137,865
Operating income	50,005	56,718

OTHER (EXPENSE) INCOME
Interest expense	(31,339)	(39,071)
Interest and other investment income	10	21
Equity in earnings (loss) of unconsolidated joint ventures	(101)	(522)
Total other (expense) income	(31,430)	(39,572)
Income from continuing operations	18,575	17,146
Discontinued operations:
Income (loss) from discontinued operations	--	231
Net income	18,575	17,377
Noncontrolling interest in consolidated joint ventures	110	87
Noncontrolling interest in Operating Partnership	(2,456)	(2,422)
Noncontrolling interest in discontinued operations	--	(33)
Preferred stock dividends	(500)	(500)
Net income available to common shareholders	$15,729	$14,509

Basic earnings per common share:
Income from continuing operations	$0.19	$0.18
Discontinued operations	--	--
Net income available to common shareholders	$0.19	$0.18

Diluted earnings per common share:
Income from continuing operations	$0.19	$0.18
Discontinued operations	--	--
Net income available to common shareholders	$0.19	$0.18

Basic weighted average shares outstanding	82,948	78,973

Diluted weighted average shares outstanding	96,015	92,450

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Additional	Dividends in	Noncontrolling
	Preferred Stock		Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2011	10	$25,000	79,605	$796	$2,292,641	$(560,165)	$285,665	$2,043,937
Net income	--	--	--	--	--	16,229	2,346	18,575
Preferred stock dividends	--	--	--	--	--	(500)	--	(500)
Common stock dividends	--	--	--	--	--	(39,120)	--	(39,120)
Common unit distributions	--	--	--	--	--	--	(5,795)	(5,795)
Common stock offering	--	--	7,188	72	227,302	--	--	227,374
Redemption of common units
for common stock	--	--	129	1	2,814	--	(2,815)	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	2	--	46	--	--	46
Stock options exercised	--	--	9	--	270	--	--	270
Stock compensation	--	--	--	--	797	--	--	797
Rebalancing of ownership
percent between parent
and subsidiaries	--	--	--	--	(9,150)	--	9,150	--
Balance at March 31, 2011	10	$25,000	86,933	$869	$2,514,720	$(583,556)	$288,551	$2,245,584

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010
Net income	$18,575	$17,377
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	48,059	48,144
Depreciation and amortization on discontinued operations	--	107
Amortization of stock compensation	797	716
Amortization of deferred financing costs and debt discount	584	715
Equity in (earnings) loss of unconsolidated joint venture, net	101	522
Distributions of cumulative earnings from unconsolidated
joint ventures	369	48
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(1,783)	(2,136)
Increase in deferred charges and other assets, net	(8,542)	(8,554)
Decrease (increase) in accounts receivable, net	1,401	(3,956)
(Decrease) increase in accounts payable, accrued expenses
and other liabilities	(7,724)	5,887
Decrease in rents received in advance and security deposits	(4,575)	(3,012)
Decrease in accrued interest payable	(10,992)	(14,818)

Net cash provided by operating activities	$36,270	$41,040

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(16,787)	$(11,862)
Investment in unconsolidated joint ventures	(111)	(393)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	631	--
Increase in restricted cash	(2,514)	(1,173)

Net cash used in investing activities	$(18,781)	$(13,428)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$92,000	--
Repayment of revolving credit facility and money market loans	(304,000)	--
Proceeds from offering of common stock	227,374	--
Repayment of mortgages, loans payable and other obligations	(2,074)	$(1,956)
Payment of financing costs	(6)	(851)
Proceeds from stock options exercised	270	311
Payment of dividends and distributions	(42,176)	(42,109)

Net cash used in financing activities	$(28,612)	$(44,605)

Net decrease in cash and cash equivalents	$(11,123)	$(16,993)
Cash and cash equivalents, beginning of period	21,851	291,059

Cash and cash equivalents, end of period	$10,728	$274,066

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.      ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of March 31, 2011, the Company owned or had interests in 277 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 32.2 million square feet, which are comprised of 265 buildings, primarily office and office/flex buildings totaling approximately 31.8 million square feet (which include eight buildings, primarily office buildings aggregating approximately 1.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $63,667,000 and $65,990,000 as of March 31, 2011 and December 31, 2010, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $584,000 and $715,000 for the three months ended March 31, 2011 and 2010, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $1,054,000 and $955,000 for the three months ended March 31, 2011 and 2010, respectively.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2006 forward.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at March 31, 2011 represents dividends payable to preferred shareholders (10,000 shares) and common shareholders (86,933,307 shares), and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (12,878,404 common units) for all such holders of record as of April 5, 2011 with respect to the first quarter 2011.  The first quarter 2011 preferred stock dividends of $50.00 per share, common stock dividends and common unit distributions of $0.45 per common share and unit were approved by the Board of Directors on March 1, 2011.  The common stock dividends, common unit distributions and preferred stock dividends payable were paid on April 15, 2011.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $691,000 and $616,000 for the three months ended March 31, 2011 and 2010, respectively.

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

The venture has a mortgage loan with a balance as of March 31, 2011 of $66 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of March 31, 2011 of $5.9 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.9 million letter of credit in support of this loan, half of which is indemnified by Hyatt.  The Company received a distribution of $1 million from the venture during the three months ended March 31, 2011.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a loan with a commercial bank collateralized by the office property, which carries a balance as of March 31, 2011 of $20.3 million, bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 125 basis points and matures on April 30, 2011.  LIBOR was 0.24 percent at March 31, 2011.  The venture is discussing with the lender refinancing the loan.

The Company performs management, leasing and other services for the property owned by the joint venture and recognized $24,000 and $24,000 in fees for such services in the three months ended March 31, 2011 and 2010, respectively.

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

On April 29, 2009, the Company acquired the remaining interests in Mack-Green from SL Green.  As a result, the Company owns 100 percent of Mack-Green.  Additionally, on April 29, 2009, the mortgage loans with Gramercy on the Portfolio Properties (the “Gramercy Agreement”) were modified to provide for, among other things, interest to accrue at the current rate of LIBOR plus 275 basis points per annum, with the interest pay rate capped at 3.15 percent per annum.  Under the Gramercy Agreement, the payment of debt service is subordinate to the payment of operating expenses.  Interest at the pay rate is payable only out of funds generated by the Portfolio Properties and only to the extent that the Portfolio Properties’ operating expenses have been paid, with any accrued unpaid interest above the pay rate serving to increase the balance of the amounts due at the termination of the agreement.  Any excess funds after payment of debt service generally will be escrowed and available for future capital and leasing costs, as well as to cover future cash flow shortfalls, as appropriate.  The Gramercy Agreement terminates on May 9, 2011.  Approximately six months in advance of the end of the term of the Gramercy Agreement, the Portfolio Entities are to provide estimates of each property’s fair market value (“FMV”).  Gramercy has the right to accept or reject the FMV.  If Gramercy rejects the FMV, Gramercy must market the property for sale in cooperation with the Portfolio Entities and must approve the ultimate sale.  However, Gramercy has no obligation to market a Portfolio Property if the FMV is less than the allocated amount due, including accrued, unpaid interest. If any Portfolio Property is not sold, the Portfolio Entities have agreed to give a deed in lieu of foreclosure, unless the FMV was equal to or greater than the allocated amount due for such Portfolio Property, in which case they can elect to have that Portfolio Property released by paying the FMV.  If Gramercy accepts the FMV, the Portfolio Property will be released from the Gramercy Agreement upon payment of the FMV.  Under the direction of Gramercy, the Company continues to perform management, leasing, and construction services for the Portfolio Properties at market terms.  The Portfolio Entities have a participation interest which provides for sharing 50 percent of any amount realized in excess of the allocated amounts due for each Portfolio Property.  On November 5, 2010, the Portfolio Entities that owned the remaining four unconsolidated Portfolio Properties provided estimates of the properties’ fair market values to Gramercy, pursuant to the Gramercy Agreement.  The parties are in discussion regarding an extension of the time period of the Gramercy Agreement.

As the Company acquired SL Green’s interests in Mack-Green, the Company owns 100 percent of Mack-Green and is consolidating Mack-Green as of the closing date.  Mack-Green, in turn, has been and will continue consolidating the OPLP as Mack-Green’s approximate 96 percent, general partner ownership interest in the OPLP remained unchanged as of the closing date.  Additionally, as of the closing date, the OPLP continues to consolidate its Property Entities not subject to the Gramercy Agreement, as its 100-percent ownership and rights regarding these entities were unchanged in the transaction.  The OPLP does not consolidate the Portfolio Entities subject to the Gramercy Agreement, as the Gramercy Agreement is considered a reconsideration event under the provisions of ASC 810, Consolidation, and accordingly, the Portfolio Entities were deemed to be variable interest entities for which the OPLP was not considered the primary beneficiary based on the Gramercy Agreement as described above.  As a result of the SLG Transactions, the Company has an unconsolidated joint venture interest in the Portfolio Properties.

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

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $161,000 and $233,000 in income for such services in the three months ended March 31, 2011 and 2010, respectively.

GE/GALE FUNDING LLC (Princeton Forrestal Village)
On May 9, 2006, the Company acquired a 10 percent indirect interest in the entity (“GE Gale”) which owned Princeton Forrestal Village, a mixed-use, office/retail complex aggregating 527,015 square feet and located in Plainsboro, New Jersey (“Princeton Forrestal Village” or “PFV”) for $1.8 million.

On December 16, 2010, GE Gale sold PFV for $55 million, realizing a gain on the sale of $207,000 (of which the Company’s share of $41,000 is included in equity in earnings for the year ended December 31, 2010).

The Company had performed management, leasing, and other services for PFV prior to its sale and recognized $408,000 in income for such services in the three months ended March 31, 2010.

GALE KIMBALL, L.L.C.
On June 15, 2006, the Company acquired an 8.33 percent indirect interest in 100 Kimball Drive LLC (“100 Kimball”), which developed and placed in service a 175,000 square foot office property that is leased to a single tenant, located at 100 Kimball Drive, Parsippany, New Jersey (the “Kimball Property”).

On December 10, 2010, 100 Kimball sold its office property for approximately $60 million, realizing a gain on the sale of $19.8 million (of which the Company’s share of $1.6 million is included in equity in earnings for the year ended December 31, 2010).  As a result of the sale the Company received a distribution of approximately $5.4 million, of which $2.4 million was paid out pursuant to the Participation Rights (see Note 11: Commitments and Contingencies – Participation Rights).

The Company had performed management, leasing, and other services for the property prior to its sale for which it recognized $70,500 in income for such services in the three months ended March 31, 2010.

12 VREELAND ASSOCIATES, L.L.C.
On September 8, 2006, the Company entered into a joint venture to form M-C Vreeland, LLC (“M-C Vreeland”), for the sole purpose of acquiring 50 percent membership interest in 12 Vreeland Associates, L.L.C., an entity owning an office property located at 12 Vreeland Road, Florham Park, New Jersey.

The operating agreement of M-C Vreeland provides, among other things, for the Participation Rights (see Note 11: Commitments and Contingencies – Participation Rights).

The office property at 12 Vreeland is a 139,750 square foot office building.  The property is subject to a fully-amortizing mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of March 31, 2011, the outstanding balance on the mortgage note was $2.8 million.

Under the operating agreement of 12 Vreeland Associates, L.L.C., M-C Vreeland has a 50 percent interest, with S/K Florham Park Associates, L.L.C. (the managing member) and its affiliate holding the other 50 percent.

BOSTON-DOWNTOWN CROSSING
In October 2006, the Company entered into a joint venture with affiliates of Vornado Realty LP and JP Morgan Chase Bank to acquire and redevelop the Filenes property located in the Downtown Crossing district of Boston, Massachusetts (the “Filenes Property”).  The development was to include approximately 1.2 million square feet consisting of office, retail, condominium apartments, hotel and parking garage.  The project is subject to governmental approvals.

The venture acquired the Filenes Property on January 29, 2007, for approximately $100 million.

The venture was organized in contemplation of developing and converting the Filene’s Property into a condominium consisting of a retail unit, an office unit, a parking unit, a hotel unit and a residential unit.  The Company, through subsidiaries, separately holds approximately a 15 percent indirect ownership interest in each of the units.

Distributions will generally be in proportion to its members’ respective ownership interests and, depending upon the development unit, promotes will be available to specified partners after the achievement of certain internal rates of return ranging from 10 to 15 percent.

The joint venture has suspended its plans for the development of the Filenes Property.  The venture recorded an impairment charge of approximately $69.5 million on its development project in 2008.

GALE JEFFERSON, L.L.C.
On August 22, 2007, the Company entered into a joint venture with a Gale Affiliate to form M-C Jefferson, L.L.C. (“M-C Jefferson”) for the sole purpose of acquiring an 8.33 percent indirect interest in One Jefferson Road LLC (“One Jefferson”), which developed and placed in service a 100,010 square foot office property at One Jefferson Road, Parsippany, New Jersey, (“the Jefferson Property”).  The property has been fully leased to a single tenant through August 2025.

The operating agreement of M-C Jefferson provides, among other things, for the Participation Rights (see Note 11: Commitments and Contingencies – Participation Rights).  The operating agreements of Gale Jefferson, L.L.C. (“Gale Jefferson”), which is owned 33.33 percent by M-C Jefferson and 66.67 percent by the Hampshire Generational Fund, L.L.C. (“Hampshire”) provides, among other things, for the distribution of net cash flow, first, in accordance with its member’s respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to each of the Company and Hampshire.

One Jefferson has a loan in the amount of $21 million at March 31, 2011 bearing interest at a rate of LIBOR plus 160 basis points and maturing on October 24, 2011.

The Company performs management, leasing and other services for Gale Jefferson and recognized $39,000 and $37,000 in income (net of $0 and $1.0 million in direct costs) for such services for the three months ended March 31, 2011 and 2010, respectively.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2011 and December 31, 2010. (dollars in thousands)

	March 31, 2011
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 8,794	$ 63,641	$ 23,407	$ 40,119	--	--	$ 14,464	--	--	$ 150,425
Other assets	1,050	10,372	6,922	5,994	$ 1,079	$ 49	674	$ 46,119	$ 2,512	74,771
Total assets	$ 9,844	$ 74,013	$ 30,329	$ 46,113	$ 1,079	$ 49	$ 15,138	$ 46,119	$ 2,512	$ 225,196
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 71,905	$ 20,339	$ 50,978	--	--	$ 2,815	--	--	$ 146,037
Other liabilities	$ 530	4,635	192	1,088	--	--	--	--	--	6,445
Partners’/members’
capital (deficit)	9,314	(2,527)	9,798	(5,953)	$ 1,079	$ 49	12,323	$ 46,119	$ 2,512	72,714
Total liabilities and
partners’/members’
capital (deficit)	$ 9,844	$ 74,013	$ 30,329	$ 46,113	$ 1,079	$ 49	$ 15,138	$ 46,119	$ 2,512	$ 225,196
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,579	--	$ 4,753	--	--	--	$ 9,873	$ 13,021	$ 1,013	$ 33,239

	December 31, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 8,947	$ 64,964	$ 23,594	$ 40,786	--	--	$ 14,081	--	--	$ 152,372
Other assets	906	11,681	6,422	6,261	$ 1,434	$ 51	734	$ 46,062	$ 2,440	75,991
Total assets	$ 9,853	$ 76,645	$ 30,016	$ 47,047	$ 1,434	$ 51	$ 14,815	$ 46,062	$ 2,440	$ 228,363
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans
payable and other
obligations	--	$ 72,168	$ 20,424	$ 50,978	--	--	$ 3,161	--	--	$ 146,731
Other liabilities	$ 529	4,356	89	1,719	$ 337	--	--	--	--	7,030
Partners’/members’
capital (deficit)	9,324	121	9,503	(5,650)	1,097	$ 51	11,654	$ 46,062	$ 2,440	74,602
Total liabilities and
partners’/members’
capital (deficit)	$ 9,853	$ 76,645	$ 30,016	$ 47,047	$ 1,434	$ 51	$ 14,815	$ 46,062	$ 2,440	$ 228,363
Company’s
investment
in unconsolidated
joint ventures, net	$ 4,584	$ 1,161	$ 4,598	--	--	--	$ 9,860	$ 13,022	$ 995	$ 34,220

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2011 and 2010.  (dollars in thousands)

Three Months Ended March 31, 2011
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 194	$ 7,635	$ 727	$ 1,809	--	--	$ 396	--	$ 66	$ 10,827
Operating and other	(51)	(5,734)	(127)	(917)	--	--	(18)	$ (374)	--	(7,221)
Depreciation and amortization	(153)	(1,424)	(225)	(793)	--	--	(316)	--	--	(2,911)
Interest expense	--	(1,125)	(80)	(402)	--	--	(36)	--	--	(1,643)

Net income	$ (10)	$ (648)	$ 295	$ (303)	--	--	$ 26	$ (374)	$ 66	$ (948)
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ (5)	$ (161)	$ 147	--	--	--	$ 13	$ (112)	$ 17	$ (101)

Three Months Ended March 31, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 261	$ 5,107	$ 1,757	$ 11,718	$ 3,311	$ 44	$ 594	--	--	$ 22,792
Operating and other	(49)	(4,453)	(212)	(1,699)	(1,859)	--	(14)	$ (191)	$ (57)	(8,534)
Depreciation and amortization	(153)	(1,110)	(220)	(1,003)	(842)	--	(316)	--	--	(3,644)
Interest expense	--	(1,080)	(83)	(673)	(430)	--	(86)	--	--	(2,352)

Net income	$ 59	$ (1,536)	$ 1,242	$ 8,343	$ 180	$ 44	$ 178	$ (191)	$ (57)	$ 8,262
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$ 30	$ (768)	$ 152	--	$ 28	$ 16	$ 89	$ (57)	$ (12)	$ (522)

4.	DEFERRED CHARGES AND OTHER ASSETS

	March 31,	December 31,
(dollars in thousands)	2011	2010
Deferred leasing costs	$234,922	$241,281
Deferred financing costs	20,155	20,149
	255,077	261,430
Accumulated amortization	(112,304)	(120,580)
Deferred charges, net	142,773	140,850
In-place lease values, related intangible and other assets, net	37,674	41,155
Prepaid expenses and other assets, net	31,538	30,033

Total deferred charges and other assets, net	$211,985	$212,038

5.	DISCONTINUED OPERATIONS

On June 1, 2010, the Company disposed of its 150,050 square foot office property located at 105 Challenger Road in Ridgefield Park, New Jersey and recorded a gain on the disposal of the office property of approximately $4.4 million.  The Company has presented this property as discontinued operations in its statement of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the three months ended March 31, 2010 (no operations in 2011).  (dollars in thousands)

Three Months Ended
March 31,
2010
Total revenues	$ 1,310
Operating and other expenses	(674)
Depreciation and amortization	(107)
Interest expense (net of interest income)	(298)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	231

Total discontinued operations, net	$ 231

6.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2011 and December 31, 2010 is as follows:  (dollars in thousands)

	March 31,	December 31,	Effective
	2011	2010	Rate (1)
5.250% Senior Unsecured Notes, due January 15, 2012	$ 99,842	$ 99,793	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	94,069	93,946	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,889	25,861	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,937	99,930	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,689	200,749	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,648	149,625	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,370	200,389	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	248,211	248,158	8.017%

Total Senior Unsecured Notes	$1,118,655	$1,118,451

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

7.      UNSECURED REVOLVING CREDIT FACILITY

The Company has a $775 million unsecured credit facility with a group of 23 Lenders.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  The facility matures in June 2012.

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

As of March 31, 2011 and December 31, 2010, the Company had outstanding borrowings of $16 million and $228 million, respectively, under its unsecured revolving credit facility.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Money Market Loan.

8.      MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of March 31, 2011, 32 of the Company’s properties, with a total book value of approximately $975,313,000 are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2011 and December 31, 2010 is as follows: (dollars in thousands)

		Effective
		Interest	March 31,	December 31,
Property Name	Lender	Rate (a)	2011	2010	Maturity
One Grande Commons (b)	Capital One Bank	LIBOR +2.00%	$ 11,000	$ 11,000	12/31/11
2200 Renaissance Boulevard (c)	Wachovia CMBS	5.888%	16,171	16,171	12/01/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.015%	15,953	16,089	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%	4,604	4,646	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%	6,419	6,475	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	11,150	11,270	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%	6,053	6,103	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	19,266	19,341	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.220%	61,441	61,224	08/11/14
4 Sylvan	Wachovia CMBS	10.190%	14,406	14,395	08/11/14
10 Independence	Wachovia CMBS	12.440%	15,678	15,606	08/11/14
4 Becker	Wachovia CMBS	9.550%	37,309	37,096	05/11/16
5 Becker	Wachovia CMBS	12.830%	11,730	11,599	05/11/16
210 Clay	Wachovia CMBS	13.420%	11,557	11,467	05/11/16
51 Imclone	Wachovia CMBS	8.390%	3,891	3,893	05/11/16
Various (d)	Prudential Insurance	6.332%	150,000	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	31,400	31,537	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%	233,810	234,521	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	19,394	19,443	02/01/19
One River Center (e)	Guardian Life Insurance Co.	7.311%	44,428	44,540	02/01/19
581 Main Street	Valley National Bank	6.935% (f)	16,552	16,627	07/01/34

Total mortgages, loans payable and other obligations			$742,212	$743,043

(a)   Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b) The mortgage loan has three one-year extension options subject to certain conditions and the payment of a fee.
(c)   The property does not generate sufficient cash flow to meet debt service requirements.  As a result, beginning January 2011, debt service has not been made and a modification of the loan terms has been requested from the lender.

(d) Mortgage is collateralized by seven properties.
(e) Mortgage is collateralized by the three properties comprising One River Center.
(f)   The coupon interest rate will be reset at the end of year 10 (2019) and year 20 (2029) at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2011 and 2010 was $40,852,000 and $52,365,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2011 and 2010 was $550,000 and $343,000, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2011, the Company’s total indebtedness of $1,876,867,000 (weighted average interest rate of 6.55 percent) was comprised of $27,000,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.7 percent) and fixed rate debt and other obligations of $1,849,867,000 (weighted average rate of 6.62 percent).

As of December 31, 2010, the Company’s total indebtedness of $2,089,494,000 (weighted average interest rate of 5.97 percent) was comprised of $239,000,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 0.90 percent) and fixed rate debt and other obligations of $1,850,494,000 (weighted average rate of 6.62 percent).

9.      EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  The Company did not recognize any expense for the 401(k) Plan for each of the three months ended March 31, 2011 and 2010.  The Company did not make any contributions to the 401(k) Plan in 2010 and for the three months ended March 31, 2011.

10.      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at March 31, 2011 and December 31, 2010.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, marketable securities, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2011 and December 31, 2010.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $2.0 billion and $2.2 billion as compared to the book value of approximately $1.9 billion and $2.1 billion as of March 31, 2011 and December 31, 2010, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011 and December 31, 2010.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

11.      COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project costs, as defined.  Total Project costs, as defined, are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended March 31, 2011 and 2010, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002 upon substantial completion of the property, as defined, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs.  Total Project Costs, as defined, are $170.9 million.  The PILOT totaled $854,000 and $798,000 for the three months ended March 31, 2011 and 2010, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2011, are as follows: (dollars in thousands)

Year	Amount
April 1 through December 31, 2011	$ 281
2012	367
2013	351
2014	367
2015	371
2016 through 2084	16,688

Total	$18,425

Ground lease expense incurred by the Company during the three months ended March 31, 2011 and 2010 amounted to $102,000 and $159,000, respectively.

PARTICIPATION RIGHTS
The Company’s interests in certain real estate projects (four office buildings aggregating 860,246 square feet and two future developments) acquired in 2006 each provide for the initial distributions of net cash flow solely to the Company, and thereafter, other parties, including Mark Yeager, a former executive officer of the Company, have participation rights (“Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum, accruing on the date or dates of the Company’s investments.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $133.3 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  129 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause the Company to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of 15 years, subject to three five-year extension options.  The construction of the 204,057 square foot building commenced in 2009 and was delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $40.5 million through March 31, 2011).

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

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2011 are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2011	$442,113
2012	547,517
2013	471,526
2014	403,223
2015	334,155
2016 and thereafter	1,183,260

Total	$3,381,794

13.	MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY

To maintain its qualification as a REIT, not more than 50 percent in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any taxable year of the Company, other than its initial taxable year (defined to include certain entities), applying certain constructive ownership rules.  To help ensure that the Company will not fail this test, the Company’s Charter provides for, among other things, certain restrictions on the transfer of common stock to prevent further concentration of stock ownership.  Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding common stock and demands written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

PREFERRED STOCK
The Company has 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock issued and outstanding (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share).  Each depositary share represents 1/100th of a share of Series C Preferred Stock.

The Series C Preferred Stock has preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, will not be entitled to vote on any matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock will have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  As of March 31, 2011, there were no dividends in arrears.  The Company may issue unlimited additional preferred stock ranking on a parity with the Series C Preferred Stock but may not issue any preferred stock senior to the Series C Preferred Stock without the consent of two-thirds of its holders.  The Series C Preferred Stock is essentially on an equivalent basis in priority with the preferred units of the Operating Partnership (see Note 14: Noncontrolling interests in subsidiaries).

The Series C Preferred Stock is redeemable at the option of the Company, in whole or in part, at $25 per depositary share, plus accrued and unpaid dividends.

COMMON STOCK
On February 18, 2011, the Company completed a public offering of 7,187,500 shares of common stock and used the net proceeds, which totaled approximately $227.4 million (after offering costs) primarily to repay borrowings under its unsecured revolving credit facility.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through March 31, 2011 under the Repurchase Program (none of which has occurred in 2010 and the three months ended March 31, 2011).  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through March 31, 2011 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of March 31, 2011 and December 31, 2010, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 1.5 and 1.7 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding as January 1, 2011	295,676	$29.05	$1,186
Exercised	(9,360)	$28.88
Outstanding at March 31, 2011 ($26.31 – $45.47)	286,316	$29.06	$1,387
Options exercisable at March 31, 2011	286,316
Available for grant at March 31, 2011	2,425,073

Cash received from options exercised under all stock option plans was $270,300 and $311,400 for the three months ended March 31, 2011 and 2010, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $44,000 and $80,000, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 157,681 unvested shares were outstanding at March 31, 2011.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 98,524 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2011	239,759	$35.90
Vested	(82,078)	37.01
Outstanding at March 31, 2011	157,681	$35.32

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

During the three months ended March 31, 2011 and 2010, 3,197 and 2,681 deferred stock units were earned, respectively.  As of March 31, 2011 and December 31, 2010, there were 87,388 and 84,236 director stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended March 31, 2011 and 2010 in accordance with ASC 260, Earnings Per Share:  (dollars in thousands)

	Three Months Ended
	March 31,
Computation of Basic EPS	2011	2010
Income from continuing operations	$18,575	$17,146
Add: Noncontrolling interest in consolidated joint ventures	110	87
Deduct: Noncontrolling interest in operating partnership	(2,456)	(2,422)
Deduct: Preferred stock dividends	(500)	(500)
Income from continuing operations available to common shareholders	15,729	14,311
Income (loss) from discontinued operations available to common
shareholders	--	198
Net income available to common shareholders	$15,729	$14,509

Weighted average common shares	82,948	78,973

Basic EPS:
Income from continuing operations available to common shareholders	$0.19	$0.18
Income (loss) from discontinued operations available to common
shareholders	--	--
Net income available to common shareholders	$0.19	$0.18

	Three Months Ended
	March 31,
Computation of Diluted EPS	2011	2010
Income from continuing operations available to common shareholders	$15,729	$14,311
Add: Noncontrolling interest in operating partnership	2,456	2,422
Income from continuing operations for diluted earnings per share	18,185	16,733
Income (loss) from discontinued operations for diluted earnings
per share	--	231
Net income available to common shareholders	$18,185	$16,964

Weighted average common shares	96,015	92,450

Diluted EPS:
Income from continuing operations available to common shareholders	$0.19	$0.18
Income (loss) from discontinued operations available to common
shareholders	--	--
Net income available to common shareholders	$0.19	$0.18

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:

	Three Months Ended
	March 31,
	2011	2010
Basic EPS shares	82,948	78,973
Add:Operating Partnership – common units	12,952	13,365
Stock options	43	57
Restricted Stock Awards	72	55
Diluted EPS Shares	96,015	92,450

Unvested restricted stock outstanding as of March 31, 2011 and 2010 were 157,681 and 216,802, respectively.

Dividends declared per common share for each of the three months periods ended March 31, 2011 and 2010 was $0.45 per share.

14.      NONCONTROLLING INTERESTS IN SUBSIDIARIES

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the three months ended March 31, 2011: (dollars in thousands)

Common
Units
Balance at January 1, 2011	13,007,668
Redemption of common units for shares of common stock	(129,264)

Balance at March 31, 2011	12,878,404

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2011, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $9.2 million as of March 31, 2011.

NONCONTROLLING INTEREST OWNERSHIP
As of March 31, 2011 and December 31, 2010, the noncontrolling interest common unitholders owned 12.9 percent and 14.0 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES
The Company has ownership interests in certain joint ventures which it consolidates.  Various entities and/or individuals hold noncontrolling interests in these ventures.

15.       SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2011 and 2010.  The Company had no long lived assets in foreign locations as of March 31, 2011 and December 31, 2010.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three months ended March 31, 2011 and 2010 and selected asset information as of March 31, 2011 and December 31, 2010 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
March 31, 2011	$182,989	$3,915	$ (574)	$186,330
March 31, 2010	183,011	10,922	650	194,583

Total operating and interest expenses(a):
Three months ended:
March 31, 2011	$ 75,968	$4,122	$39,416	$119,506	(e)
March 31, 2010	70,506	10,953	46,966	128,425	(f)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
March 31, 2011	$ (101)	--	--	$ (101)
March 31, 2010	(522)	--	--	(522)

Net operating income (b):
Three months ended:
March 31, 2011	$106,920	$ (207)	$(39,990)	$ 66,723	(e)
March 31, 2010	111,983	(31)	(46,316)	65,636	(f)

Total assets:
March 31, 2011	$4,312,927	$10,210	$ 7,453	$4,330,590
December 31, 2010	4,332,408	13,929	16,129	4,362,466

Total long-lived assets (c):
March 31, 2011	$4,074,478	--	$ 2,581	$4,077,059
December 31, 2010	4,096,242	--	2,630	4,098,872

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

(e)	Excludes $48,148 of depreciation and amortization.
(f)	Excludes $48,490 of depreciation and amortization.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 88.2 percent at March 31, 2011 as compared to 89.1 percent at December 31, 2010 and 88.8 percent at March 31, 2010.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of March 31, 2011, December 31, 2010 and March 31, 2010 aggregate 144,219, 187,058 and 53,057 square feet, respectively, or 0.5, 0.6 and 0.2 percentage of the net rentable square footage, respectively.  The Company believes that vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2011 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010;
•	liquidity and capital resources.

Recent Transaction

On February 18, 2011, the Company completed a public offering of 7,187,500 shares of common stock and used the net proceeds, which totaled approximately $227.4 million (after offering costs) primarily to repay borrowings under its unsecured revolving credit facility.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2011 and 2010 was $0.6  and $0.3 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On January 1, 2010, the Company adopted the updated provisions of ASC 810, pursuant to FASB No. 167, which amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  Additionally, FASB No. 167 amends FIN 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.  FASB No. 167 amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.  Also, FASB No. 167 amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  The adoption of this guidance did not have a material impact to the Financial Statements.  See Note 3: Investments in Unconsolidated Joint Ventures to the Financial Statements for disclosures regarding the Company’s unconsolidated joint ventures.

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

Results From Operations

The following comparisons for the three months ended March 31, 2011 (“2011”), as compared to the three months ended March 31, 2010 (“2010”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2009, excluding properties sold or held for sale through March 31, 2011; and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations or initially consolidated by the Company from January 1, 2010 through March 31, 2011.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2011	2010	Change	Change
Revenue from rental operations and other:
Base rents	$149,423	$152,693	$(3,270)	(2.1)%
Escalations and recoveries from tenants	27,584	26,119	1,465	5.6
Other income	4,292	2,932	1,360	46.4
Total revenues from rental operations	181,299	181,744	(445)	(0.2)

Property expenses:
Real estate taxes	25,045	22,161	2,884	13.0
Utilities	20,105	19,826	279	1.4
Operating services	30,816	28,681	2,135	7.4
Total property expenses	75,966	70,668	5,298	7.5

Non-property revenues:
Construction services	3,799	10,862	(7,063)	(65.0)
Real estate services	1,232	1,977	(745)	(37.7)
Total non-property revenues	5,031	12,839	(7,808)	(60.8)

Non-property expenses:
Direct construction costs	3,582	10,293	(6,711)	(65.2)
General and administrative	8,629	8,414	215	2.6
Depreciation and amortization	48,148	48,490	(342)	(0.7)
Total non-property expenses	60,359	67,197	(6,838)	(10.2)
Operating income	50,005	56,718	(6,713)	(11.8)
Other (expense) income:
Interest expense	(31,339)	(39,071)	7,732	19.8
Interest and other investment income	10	21	(11)	(52.4)
Equity in earnings (loss) of unconsolidated joint ventures	(101)	(522)	421	80.7
Total other (expense) income	(31,430)	(39,572)	8,142	20.6
Income from continuing operations	18,575	17,146	1,429	8.3
Discontinued operations:
Income (loss) from discontinued operations	--	231	(231)	(100.0)
Net income	18,575	17,377	1,198	6.9
Noncontrolling interest in consolidated joint ventures	110	87	23	26.4
Noncontrolling interest in Operating Partnership	(2,456)	(2,422)	(34)	(1.4)
Noncontrolling interest in discontinued operations	--	(33)	33	100.0
Preferred stock dividends	(500)	(500)	--	--
Net income available to common shareholders	$15,729	$14,509	$1,220	8.4%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(3,270)	(2.1)%	$(4,330)	(2.8)%	$1,060	0.7%
Escalations and recoveries
from tenants	1,465	5.6	1,374	5.3	91	0.3
Other income	1,360	46.4	1,358	46.3	2	0.1
Total	$(445)	(0.2)%	$(1,598)	(0.9)%	$1,153	0.7%

Property expenses:
Real estate taxes	$2,884	13.0%	$2,750	12.4%	$134	0.6%
Utilities	279	1.4	214	1.1	65	0.3
Operating services	2,135	7.4	1,841	6.4	294	1.0
Total	$5,298	7.5%	$4,805	6.8%	$493	0.7%

OTHER DATA:
Number of Consolidated Properties	268		267		1
(excluding properties held for sale):
Square feet (in thousands)	30,995		30,797		198

Base rents for the Same-Store Properties decreased $4.3 million, or 2.8 percent, for 2011 as compared to 2010 due primarily to decreased occupancy and rental rates.  Escalations and recoveries from tenants for the Same-Store Properties increased $1.4 million, or 5.3 percent, for 2011 over 2010, due primarily to higher property expenses in 2011, as compared to 2010.  Other income for the Same-Store Properties increased $1.4 million, or 46.3 percent, due primarily to an increase in lease breakage fees recognized in 2011 as compared to 2010.

Real estate taxes on the Same-Store Properties increased $2.8 million, or 12.4 percent, for 2011 as compared to 2010, due primarily to refunds on tax appeals received in 2010 for certain properties.  Utilities for the Same-Store Properties increased $0.2 million, or 1.1 percent, for 2011 as compared to 2010, due primarily to increased usage in 2011 as compared to 2010.  Operating services for the Same-Store Properties increased $1.8 million, or 6.4 percent due primarily to increases in snow removal and related costs for 2011 as compared to 2010.

Construction services revenue decreased $7.1 million, or 65.0 percent, in 2011 as compared to 2010, due to decreased construction contracts in 2011.  Real estate services revenue decreased by $0.7 million, or 37.7 percent, for 2011 as compared to 2010, due primarily to decreases in salaries reimbursements of $0.3 million, commissions income of $0.2 million and management fee income of $0.2 million for 2011 as compared to 2010.

Direct construction costs decreased $6.7 million, or 65.2 percent, in 2011 as compared to 2010, due primarily to decreased construction contracts in 2011.  General and administrative expense increased $0.2 million, or 2.6 percent, for 2011 as compared to 2010, which was due primarily to small increases in various areas in 2011.

Depreciation and amortization decreased by $0.3 million, or 0.7 percent, for 2011 over 2010.  This decrease was due primarily to assets becoming fully amortized in 2010.

Interest expense decreased $7.7 million or 19.8 percent for 2011 as compared to 2010.  This decrease was primarily a result of lower average debt balances and interest rates in 2011 as compared to 2010.

Interest and other investment income was relatively unchanged for 2011 as compared to 2010.

Equity in earnings (loss) of unconsolidated joint ventures increased $0.4 million, or 80.7 percent, for 2011 as compared to 2010 due primarily to a decreased loss of $0.6 million in the Harborside South Pier venture in 2011 as compared to 2010.  This was partially offset by decreased income of $0.1 million in the 12 Vreeland venture and an increased loss of $0.1 million in the Boston-Downtown Crossing venture in 2011 as compared to 2010.

Income from continuing operations increased to $18.6 million in 2011 from approximately $17.2 million in 2010.  The increase of $1.4 million was due to the factors discussed above.

Net income available to common shareholders increased by $1.2 million, from $14.5 million in 2010 to $15.7 million in 2011.  This increase was the result of an increase in income from continuing operations of $1.4 million for 2011 as compared to 2010.  This was partially offset by a decrease in income from discontinued operations of $0.2 million for 2011 as compared to 2010.

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

Construction Projects:
Sanofi-Aventis U.S. Inc. (“Sanofi”), which occupies neighboring buildings in Bridgewater, New Jersey, exercised its option to cause the Company to construct a building on its vacant, developable land and has signed a lease for the building.  The lease has a term of 15 years, subject to three five-year extension options.  The construction of the 204,057 square foot building commenced in 2009 and was delivered to the tenant in January 2011.  The total estimated costs of the project are expected to be approximately $50.9 million (of which the Company has incurred $40.5 million through March 31, 2011.)

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $156.5 million ($179.7 million, including common units in the Operating Partnership, held by parties other than the Company) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, our stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2010-12, 2010-3 I.R.B. Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising of seven properties with an aggregate net book value of approximately $133.3 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; Martin S. Berger, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  As of March 31, 2011, 129 of the Company’s properties, with an aggregate net book value of approximately $1.8 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of March 31, 2011, the Company had 236 unencumbered properties, totaling 24.3 million square feet, representing 78.5 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents decreased by $11.1 million to $10.7 million at March 31, 2011, compared to $21.8 million at December 31, 2010.  This decrease is comprised of the following net cash flow items:

1)	$36.3 million provided by operating activities.

2)	$18.8 million used in investing activities, consisting primarily of the following:

(a)	$16.8 million used for additions to rental property; plus
(b)	$2.5 million increase in restricted cash; plus
(c)	$0.1 million used for investments in unconsolidated joint ventures; minus
(d)	$0.6 million from distributions in excess of cumulative earnings from unconsolidated joint ventures.

3)	$28.6 million used in financing activities, consisting primarily of the following:

(a)	$42.2 million used for payments of dividends and distributions; plus
(b)	$304 million used for repayments of revolving credit facility, plus
(c)	$2.1 million used for repayments of mortgages, loans payable and other obligations; minus
(d)	$227.4 million from proceeds received from common stock offerings; minus
(e)	$0.3 million received from stock options exercised; minus
(f)	$92 million from borrowing from revolving credit facility.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2011.

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,118,655	59.60%	6.08%	4.20
Fixed Rate Secured Debt	731,212	38.96%	7.45%	6.29
Variable Rate Secured Debt	11,000	0.59%	2.89%	0.75
Variable Rate Unsecured Debt	16,000	0.85%	0.81%	1.23

Totals/Weighted Average:	$1,876,867	100.00%	6.55%	4.97

(a)
Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of March 31, 2011 of 0.26 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of March 31, 2011 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
April 1 to December 31, 2011	$ 7,143	$ 11,000	$ 18,143	4.79%
2012	10,687	226,148	236,835	5.85%
2013	11,320	145,223	156,543	5.39%
2014	10,473	335,257	345,730	6.82%
2015	8,946	150,000	158,946	5.40%
Thereafter	35,820	952,532	988,352	7.15%
Sub-total	84,389	1,820,160	1,904,549
Adjustment for unamortized debt
discount/premium and acquisition
mark-to-market, net, as of
March 31, 2011	(27,682)	--	(27,682)

Totals/Weighted Average	$ 56,707	$1,820,160	$1,876,867	6.55%

(a)   Actual weighted average LIBOR contract rates relating to the Company’s outstanding debt as of March 31, 2011 of 0.26 percent was used in calculating revolving credit facility and other variable rate debt interest rates.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.1 billion as of March 31, 2011) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Revolving Credit Facility:
The Company has an unsecured revolving credit facility with a borrowing capacity of $775 million. The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) is LIBOR plus 55 basis points at the BBB/Baa2 pricing level.  The facility matures in June 2012.  As of April 25, 2011, the Company had $51 million of outstanding borrowings under its unsecured revolving credit facility.

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

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2011, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 25, 2011, the Company had $51 million of outstanding borrowings under its $775 million unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2011.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
On February 18, 2011, the Company completed a public offering of 7,187,500 shares of common stock and used the net proceeds, which totaled approximately $227.4 million (after offering costs) primarily to repay borrowings under its unsecured revolving credit facility.

The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the three months ended March 31, 2011:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2011	79,605,474	13,007,668	92,613,142
Common stock offering	7,187,500	--	7,187,500
Stock options exercised	9,360	--	9,360
Common units redeemed for Common Stock	129,264	(129,264)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	1,403	--	1,403

Outstanding at March 31, 2011	86,933,001	12,878,404	99,811,405

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of March 31, 2011, the Company has a remaining authorization under the Repurchase Program of $46 million.

Dividend Reinvestment and Stock Purchase Plan:
The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”).  The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the Company’s shares of common stock.  The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company’s effective registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for approximately 5.5 million shares of the Company’s common stock reserved and authorized for issuance under the DRIP.

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold as of April 27, 2011.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which no securities have been sold as of April 27, 2011.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of March 31, 2011:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,451,521	$166,119	$535,401	$432,188	$317,813	--
Revolving credit facility	16,000	--	16,000	--	--	--
Mortgages, loans payable
and other obligations	1,059,964	70,142	156,071	223,497	591,064	$19,190
Payments in lieu of taxes
(PILOT)	49,058	4,407	13,222	8,815	22,614	--
Ground lease payments	18,425	373	1,086	716	1,188	15,062
Total	$2,594,968	$241,041	$721,780	$665,216	$932,679	$34,252

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

Approximately $1.8 billion of the Company’s long-term debt as of March 31, 2011 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of March 31, 2011 ranged from LIBOR plus 55 basis points to LIBOR plus 200 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 10 percent, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $38,000 annually.

March 31, 2011
Debt,										Fair
including current portion ($’s in thousands)	4/1/11- 12/31/11	2012	2013	2014	2015	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$ 7,143	$220,835	$156,543	$345,730	$158,946	$988,352	$1,877,549	$(27,682)	$1,849,867	$1,973,912
Average Interest Rate	7.71%	6.21%	5.39%	6.82%	5.40%	7.15%			6.62%

Variable Rate	$11,000	$16,000							$ 27,000	$ 26,600

(a)      Adjustment for unamortized debt discount/premium and mark-to-market, net, as of March 31, 2011.

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

Item 1A.     Risk Factors

 None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended March 31, 2011, the Company issued 129,264 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty Corporation
(Registrant)

Date: April 27, 2011	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: April 27, 2011	By:	/s/ Barry Lefkowitz
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

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

* filed herewith