Form 10-K
period 2011-12-31
MACK CALI REALTY CORP
filed 2012-02-09
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,828,296,158.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.  The registrant has no non-voting common stock.

As of February 6, 2012, 87,800,496 shares of common stock, $0.01 par value, of the Company (“Common Stock”) were outstanding.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 114.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2011 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on June 5, 2012 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2011.

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

As of December 31, 2011, the Company owned or had interests in 278 properties, aggregating approximately 32.4 million square feet, plus developable land (collectively, the “Properties”), which are leased to over 2,000 tenants.  The Properties are comprised of: (a) 269  wholly-owned or Company-controlled properties consisting of 163 office buildings and 95 office/flex buildings aggregating approximately 30.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, two stand-alone retail properties totaling approximately 17,300 square feet, and three land leases (collectively, the “Consolidated Properties”); and (b) eight buildings, which are primarily office properties, aggregating approximately 1.2 million square feet, and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2011, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 88.3 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date.  Leases that expire as of December 31, 2011 aggregate 193,213 square feet, or 0.6 percent of the net rentable square footage.  The Properties are located in five states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

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

As of December 31, 2011, executive officers and directors of the Company and their affiliates owned approximately six percent of the Company’s outstanding shares of Common Stock (including Units redeemable into shares of Common Stock).  As used herein, the term “Units” refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) through which the Company conducts its real estate activities.  The Company’s executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 24 years.

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

The Company seeks to maximize the value of its existing portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation cost within the markets that it operates, and further within the parameters of those markets.  The Company continues to pursue internal growth through leasing vacant space, re-leasing space at higher effective rents with contractual rent increases and developing or redeveloping space for its diverse base of high credit tenants, including Wyndham Worldwide, National Union Fire Insurance and The United States of America - GSA.  In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

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

Financial
The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio.  As of December 31, 2011 and 2010, the Company’s total debt constituted approximately 33.6 percent and 37.0 percent of total undepreciated assets of the Company, respectively.  Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances.  The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, short-term and long-term borrowings (including draws on the Company’s revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2011, the Company had approximately 379 full-time employees.

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

INDUSTRY SEGMENTS

The Company operates in two industry segments:  (i) real estate; and (ii) construction services.  As of December 31, 2011, the Company does not have any foreign operations and its business is not seasonal.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

RECENT DEVELOPMENTS

On May 1, 2011, the Company placed in service 55 Corporate Drive, a 204,057 square-foot office building located in Bridgewater, New Jersey. The Company incurred total costs on the project of approximately $48.1 million through December 31, 2011.

In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost of approximately $53.5 million.

On December 5, 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of up to 2 million square feet of residential space with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support two high-rise towers of approximately 500 apartment units each, and estimated to cost approximately $400 million.  The parties anticipate a fourth quarter 2012 ground breaking and the project will be ready for occupancy within approximately two years thereafter.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land.

The Development Agreement is subject to obtaining required approvals and development financing as well as numerous customary undertakings, covenants, obligations and conditions.  The Company has the right to reasonably determine that any phase of the Harborside Residential Project is not economically viable and may elect not to proceed, subject to certain conditions, with no further obligations to Ironstate other than reimbursement to Ironstate of all or a portion of the costs incurred by it to obtain any required approvals.

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 88.3 percent at December 31, 2011, as compared to 89.1 percent at December 31, 2010 and 90.1 percent at December 31, 2009.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2011, 2010 and 2009 aggregate 193,213, 187,058 and 64,672 square feet, respectively, or 0.6, 0.6 and 0.2 percentage of the net rentable square footage, respectively.  The Company believes that vacancy rates may continue to increase in some of its markets through 2012 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

FINANCING ACTIVITY

On February 18, 2011, the Company completed a public offering of 7,187,500 shares of common stock and used the net proceeds, which totaled approximately $227.4 million (after offering costs) primarily to repay borrowings under the Company’s unsecured revolving credit facility.

On October 21, 2011, the Operating Partnership, refinanced its unsecured revolving credit facility with a group of 20 lenders.  The $600 million unsecured facility, which is expandable to $1 billion, carries an interest rate equal to LIBOR plus 125 basis points.  The credit facility, which also carries a facility fee of 25 basis points, has a four-year term with a one-year extension option.  The interest rate and facility fee are subject to adjustment, on a sliding scale, based upon the Operating Partnership’s unsecured debt ratings.

On October 28, 2011, the Company redeemed its Series C Preferred Stock at a price of $2,500 per share, plus accrued and unpaid dividends through the date prior to the redemption date.  The write off of preferred stock issuance costs of $164,000 is included in preferred stock dividends for the year ended December 31, 2011.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this report, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act.  Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “plan,” “potential,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology.  Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Among the factors about which we have made assumptions are:

•	risks and uncertainties affecting the general economic climate and conditions, which in turn may have a negative effect on the fundamentals of our business and the financial condition of our tenants;
•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
•	the extent of any tenant bankruptcies or of any early lease terminations;
•	our ability to lease or re-lease space at current or anticipated rents;
•	changes in the supply of and demand for office, office/flex and industrial/warehouse properties;
•	changes in interest rate levels and volatility in the securities markets;
•	changes in operating costs;
•	our ability to obtain adequate insurance, including coverage for terrorist acts;
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
Our business may be affected by the continuing volatility in the financial and credit markets, the general global economic conditions, continuing high unemployment, and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole.  Our business also may be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New Jersey, New York and Pennsylvania.  Because our portfolio consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio) located principally in the Northeast, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:

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
General: Our business and our ability to make distributions or payments to our investors depend on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditures).  Events or conditions that are beyond our control may adversely affect our operations and the value of our Properties.  Such events or conditions could include:

•	changes in the general economic climate and conditions;
•	changes in local conditions, such as an oversupply of office space, a reduction in demand for office space, or reductions in office market rental rates;

• decreased attractiveness of our properties to tenants;
• competition from other office and office/flex properties;
• our inability to provide adequate maintenance;
•	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;
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

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue:  We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue.  This means that our costs will not necessarily decline even if our revenues do.  Our operating costs could also increase while our revenues do not.  If our operating costs increase but our rental revenues do not, we may be forced to borrow to cover our costs and we may incur losses.  Such losses may adversely affect our ability to make distributions or payments to our investors.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom we issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  As of December 31, 2011, seven of our properties, with an aggregate net book value of approximately $131.6 million, were subject to these restrictions which expire periodically through 2016.  For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals.  129 of our properties, with an aggregate net book value of approximately $1.7 billion, have lapsed restrictions and are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

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

We face risks associated with property acquisitions: We have acquired in the past, and our long-term strategy is to continue to pursue the acquisition of properties and portfolios of properties in New Jersey, New York and Pennsylvania and in the Northeast generally, including large real estate portfolios that could increase our size and result in alterations to our capital structure.  We may be competing for investment opportunities with entities that have greater financial resources.  Several office building developers and real estate companies may compete with us in seeking properties for acquisition, land for development and prospective tenants. Such competition may adversely affect our ability to make distributions or payments to our investors by:

•	reducing the number of suitable investment opportunities offered to us;
•	increasing the bargaining power of property owners;
•	interfering with our ability to attract and retain tenants;
•	increasing vacancies which lowers market rental rates and limits our ability to negotiate rental rates; and/or
•	adversely affecting our ability to minimize expenses of operation.

Our acquisition activities and their success are subject to the following risks:

•	adequate financing to complete acquisitions may not be available on favorable terms or at all as a result of the continuing volatility in the financial and credit markets;
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

Development of real estate could be costly: As part of our operating strategy, we may acquire land for development or construct on owned land, under certain conditions.  Included among the risks of the real estate development business are the following, which may adversely affect our ability to make distributions or payments to our investors:

•	financing for development projects may not be available on favorable terms;
•	long-term financing may not be available upon completion of construction;
•	failure to complete construction on schedule or within budget may increase debt service expense and construction costs; and
•	failure to rent the development at all or at rent levels originally contemplated.

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
As we may perform fixed price construction services for third parties, we are subject to a variety of risks unique to these activities.  If construction costs of a project exceed original estimates, such costs may have to be absorbed by us, thereby making the project less profitable than originally estimated, or possibly not profitable at all.  In addition, a construction project may be delayed due to government or regulatory approvals, supply shortages, or other events and circumstances beyond our control, or the time required to complete a construction project may be greater than originally anticipated.  If any such excess costs or project delays were to be material, such events may adversely effect our cash flow and liquidity and thereby impact our ability to make distributions or payments to our investors.

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

As of December 31, 2011, we had total outstanding indebtedness of $1.9 billion comprised of $1.1 billion of senior unsecured notes, outstanding borrowings of $56 million under our $600 million revolving credit facility and approximately $739 million of mortgages, loans payable and other obligations.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2011, outstanding borrowings of approximately $56 million under our revolving credit facility and approximately $11 million of our mortgage indebtedness bear interest at variable rates.  We may incur additional indebtedness in the future that bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

Preferred Stock: Under our charter, our Board of Directors has authority to issue preferred stock from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred stock, all without approval of our stockholders.  As a result, our Board of Directors may establish a series of preferred stock that could delay or prevent a transaction or a change in control.

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

In addition, the consent of the holders of at least 85 percent of Mack-Cali Realty, L.P.’s partnership units is required: (i)  to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which Mack-Cali Realty, L.P. is not the surviving entity; (ii) to dissolve, liquidate or wind up Mack-Cali Realty, L.P.; or (iii) to convey or otherwise transfer all or substantially all of Mack-Cali Realty, L.P.’s assets.  As of February 6, 2012, as general partner, we own approximately 87.8 percent of Mack-Cali Realty, L.P.’s outstanding common partnership units.

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

Other tax liabilities: Even if we qualify as a real estate investment trust under the Code, we are subject to certain federal, state and local taxes on our income and property and, in some circumstances, certain other state and local taxes.  From time to time changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and amount of such increase.  These actions could adversely affect our financial condition and results of operations. In addition, our taxable REIT subsidiaries will be subject to federal, state and local income tax for income received in connection with certain non-customary services performed for tenants and/or third parties.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our tenants and business partners, including personally identifiable information of our tenants and employees, in our data centers and on our networks.  Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.  Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation, which could adversely affect our business.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

PROPERTY LIST

As of December 31, 2011, the Company’s Consolidated Properties consisted of 264 in-service office, office/flex and industrial/warehouse properties, as well as two stand-alone retail properties and three land leases.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 31.2 million square feet, with the individual properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Company’s tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

							2011
			Percentage	2011		2011	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/11	($000’s)	of Total 2011	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Bergen County
Fair Lawn
17-17 Route 208 North	1987	143,000	97.3	2,964	0.49	21.30	17.87
Fort Lee
One Bridge Plaza	1981	200,000	86.8	4,435	0.74	25.55	21.52
2115 Linwood Avenue	1981	68,000	49.3	879	0.15	26.22	24.52
Little Ferry
200 Riser Road	1974	286,628	100.0	2,045	0.34	7.13	6.87
Lyndhurst
210 Clay Avenue	1981	121,203	90.9	2,530	0.42	22.96	20.75
Montvale
95 Chestnut Ridge Road	1975	47,700	0.0	7	0.00	0.00	0.00
135 Chestnut Ridge Road	1981	66,150	76.4	544	0.09	10.76	8.45
Paramus
15 East Midland Avenue	1988	259,823	80.5	4,527	0.75	21.64	20.89
140 East Ridgewood Avenue	1981	239,680	91.9	4,730	0.79	21.47	18.34
461 From Road	1988	253,554	97.0	5,983	1.00	24.33	24.21
650 From Road	1978	348,510	83.2	6,385	1.06	22.02	19.24
61 South Paramus Road (f)	1985	269,191	59.6	4,470	0.74	27.86	24.10
Rochelle Park
120 West Passaic Street	1972	52,000	99.6	1,474	0.25	28.46	26.82
365 West Passaic Street	1976	212,578	93.3	4,127	0.69	20.81	18.34
395 West Passaic Street	1979	100,589	43.6	1,373	0.23	31.31	26.20
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	1.24	15.72	15.72
10 Mountainview Road	1986	192,000	75.4	3,087	0.51	21.32	18.51
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,950	0.32	21.86	16.32
470 Chestnut Ridge Road	1987	52,500	100.0	1,248	0.21	23.77	18.48
530 Chestnut Ridge Road	1986	57,204	80.2	695	0.12	15.15	14.36
50 Tice Boulevard	1984	235,000	91.5	5,424	0.90	25.22	22.56
300 Tice Boulevard	1991	230,000	100.0	5,589	0.93	24.30	21.90

Burlington County
Moorestown
224 Strawbridge Drive	1984	74,000	100.0	1,729	0.29	23.36	20.27
228 Strawbridge Drive	1984	74,000	100.0	1,853	0.31	25.04	21.61
232 Strawbridge Drive	1986	74,258	28.9	921	0.15	42.92	37.56

Essex County
Millburn
150 J.F. Kennedy Parkway	1980	247,476	95.6	7,668	1.28	32.41	28.04
Roseland
4 Becker Farm Road	1983	281,762	95.5	6,593	1.10	24.50	22.36
5 Becker Farm Road	1982	118,343	86.3	2,417	0.40	23.67	21.51
6 Becker Farm Road	1982	129,732	78.3	2,571	0.43	25.31	23.52
101 Eisenhower Parkway	1980	237,000	89.0	4,925	0.82	23.35	20.24
103 Eisenhower Parkway	1985	151,545	72.0	2,393	0.40	21.93	18.20
105 Eisenhower Parkway	2001	220,000	94.9	5,139	0.86	24.61	18.42
75 Livingston Avenue	1985	94,221	59.4	1,326	0.22	23.69	19.78
85 Livingston Avenue	1985	124,595	84.8	2,712	0.45	25.67	23.76

Office Properties
(Continued)

							2011
			Percentage	2011		2011	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/11	($000’s)	of Total 2011	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Hudson County
Jersey City
Harborside Financial Center Plaza 1	1983	400,000	100.0	11,281	1.88	28.20	24.55
Harborside Financial Center Plaza 2	1990	761,200	100.0	18,538	3.09	24.35	22.34
Harborside Financial Center Plaza 3	1990	725,600	95.6	21,042	3.51	30.33	28.23
Harborside Financial Center Plaza 4-A	2000	207,670	100.0	6,198	1.03	29.85	25.58
Harborside Financial Center Plaza 5	2002	977,225	96.4	35,127	5.84	37.29	32.26
101 Hudson Street	1992	1,246,283	87.0	28,370	4.73	26.17	23.00

Mercer County
Hamilton Township
3 AAA Drive	1981	35,270	89.5	566	0.09	17.93	14.22
600 Horizon Drive	2002	95,000	100.0	1,419	0.24	14.94	14.94
700 Horizon Drive	2007	120,000	100.0	2,459	0.41	20.49	18.33
2 South Gold Drive	1974	33,962	61.6	412	0.07	19.69	17.02
Princeton
103 Carnegie Center	1984	96,000	89.2	2,299	0.38	26.85	21.99
2 Independence Way	1981	67,401	100.0	1,525	0.25	22.63	22.06
3 Independence Way	1983	111,300	85.0	1,935	0.32	20.45	15.75
100 Overlook Center	1988	149,600	89.6	3,955	0.66	29.51	25.46
5 Vaughn Drive	1987	98,500	90.0	2,087	0.35	23.54	20.00

Middlesex County
East Brunswick
377 Summerhill Road	1977	40,000	100.0	372	0.06	9.30	9.05
Edison
343 Thornall Street (c)	1991	195,709	93.8	3,876	0.65	21.11	16.65
Piscataway
30 Knightsbridge Road, Bldg 3	1977	160,000	100.0	2,445	0.41	15.28	15.28
30 Knightsbridge Road, Bldg 4	1977	115,000	100.0	1,757	0.29	15.28	15.28
30 Knightsbridge Road, Bldg 5	1977	332,607	84.8	4,954	0.83	17.56	13.08
30 Knightsbridge Road, Bldg 6	1977	72,743	63.8	206	0.03	4.44	2.00
Plainsboro
500 College Road East (f)	1984	158,235	75.5	1,852	0.31	15.50	11.98
Woodbridge
581 Main Street	1991	200,000	93.1	4,950	0.82	26.58	22.93

Monmouth County
Freehold
2 Paragon Way	1989	44,524	47.2	417	0.07	19.84	17.04
3 Paragon Way	1991	66,898	68.0	839	0.14	18.44	14.82
4 Paragon Way	2002	63,989	30.8	531	0.09	26.94	26.94
100 Willow Brook Road	1988	60,557	57.4	757	0.13	21.78	18.70
Holmdel
23 Main Street	1977	350,000	100.0	4,012	0.67	11.46	8.63
Middletown
One River Center Bldg 1	1983	122,594	93.4	2,924	0.49	25.54	21.33
One River Center Bldg 2	1983	120,360	100.0	2,376	0.40	19.74	17.53
One River Center Bldg 3 and 4	1984	214,518	93.6	4,389	0.73	21.86	20.71
Neptune
3600 Route 66	1989	180,000	100.0	2,400	0.40	13.33	12.06
Wall Township
1305 Campus Parkway	1988	23,350	92.4	485	0.08	22.48	17.24
1350 Campus Parkway	1990	79,747	99.9	1,078	0.18	13.53	11.60

Office Properties
(Continued)

							2011
			Percentage	2011		2011	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/11	($000’s)	of Total 2011	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Morris County
Florham Park
325 Columbia Turnpike	1987	168,144	100.0	3,310	0.55	19.69	17.19
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,514	0.25	20.19	17.60
201 Littleton Road	1979	88,369	42.1	655	0.11	17.61	15.05
Morris Township
412 Mt. Kemble Avenue	1986	475,100	63.4	5,798	0.97	19.25	14.62
Parsippany
4 Campus Drive	1983	147,475	62.4	3,028	0.50	32.90	21.45
6 Campus Drive	1983	148,291	90.0	3,151	0.53	23.61	18.83
7 Campus Drive	1982	154,395	78.0	2,381	0.40	19.77	15.69
8 Campus Drive	1987	215,265	82.9	5,330	0.89	29.87	26.85
9 Campus Drive	1983	156,495	72.7	2,550	0.42	22.41	10.43
4 Century Drive	1981	100,036	61.3	1,087	0.18	17.73	13.63
5 Century Drive	1981	79,739	52.0	1,082	0.18	26.09	21.05
6 Century Drive	1981	100,036	24.8	616	0.10	24.83	16.28
2 Dryden Way	1990	6,216	100.0	99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	94.3	6,516	1.09	27.81	23.81
2 Hilton Court	1991	181,592	100.0	6,533	1.09	35.98	31.46
1633 Littleton Road	1978	57,722	100.0	1,131	0.19	19.59	19.59
600 Parsippany Road	1978	96,000	90.1	1,553	0.26	17.95	14.86
1 Sylvan Way	1989	150,557	85.9	3,096	0.52	23.94	19.53
4 Sylvan Way	1984	105,135	100.0	1,929	0.32	18.35	16.47
5 Sylvan Way	1989	151,383	89.0	3,929	0.65	29.16	26.36
7 Sylvan Way	1987	145,983	100.0	3,219	0.54	22.05	19.29
22 Sylvan Way	2009	249,409	100.0	6,183	1.03	24.79	22.40
20 Waterview Boulevard	1988	225,550	99.1	4,895	0.82	21.90	20.26
35 Waterview Boulevard	1990	172,498	96.8	3,948	0.66	23.64	20.65
5 Wood Hollow Road	1979	317,040	88.1	5,328	0.89	19.08	15.24

Passaic County
Clifton
777 Passaic Avenue	1983	75,000	65.4	1,159	0.19	23.63	21.49
Totowa
999 Riverview Drive	1988	56,066	67.7	815	0.14	21.47	17.76

Somerset County
Basking Ridge
222 Mt. Airy Road	1986	49,000	100.0	1,074	0.18	21.92	16.51
233 Mt. Airy Road	1987	66,000	56.8	1,012	0.17	27.00	24.35
Bernards
106 Allen Road	2000	132,010	93.5	3,505	0.58	28.40	24.32
Branchburg
51 Imclone Drive	1986	63,213	100.0	521	0.09	8.24	7.66
Bridgewater
55 Corporate Drive (g)	2011	204,057	100.0	3,210	0.53	23.44	22.90
440 Route 22 East	1990	198,376	93.4	4,130	0.69	22.29	19.83
721 Route 202/206	1989	192,741	86.4	3,818	0.64	22.93	16.43
Warren
10 Independence Boulevard	1988	120,528	86.3	2,783	0.46	26.76	26.20

Union County
Clark
100 Walnut Avenue	1985	182,555	98.1	4,488	0.75	25.06	21.36

Office Properties
(Continued)

							2011
			Percentage	2011		2011	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/11	($000’s)	of Total 2011	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Cranford
6 Commerce Drive	1973	56,000	81.8	1,024	0.17	22.35	19.95
11 Commerce Drive	1981	90,000	95.0	2,223	0.37	26.00	22.01
12 Commerce Drive	1967	72,260	84.7	903	0.15	14.75	11.81
14 Commerce Drive	1971	67,189	81.1	1,151	0.19	21.12	16.98
20 Commerce Drive	1990	176,600	93.3	4,059	0.68	24.63	21.84
25 Commerce Drive	1971	67,749	90.7	1,457	0.24	23.71	20.05
65 Jackson Drive	1984	82,778	94.0	1,825	0.30	23.45	20.60
New Providence
890 Mountain Avenue	1977	80,000	58.3	1,051	0.18	22.53	20.28

Total New Jersey Office		19,600,117	88.4	409,080	68.17	23.70	20.66

NEW YORK

New York County
New York
125 Broad Street	1970	524,476	95.5	11,036	1.83	22.03	19.71

Rockland County
Suffern
400 Rella Boulevard	1988	180,000	86.6	3,596	0.60	23.07	20.37

Westchester County
Elmsford
100 Clearbrook Road (c)	1975	60,000	83.0	1,136	0.19	22.81	20.80
101 Executive Boulevard	1971	50,000	0.0	70	0.01	0.00	0.00
555 Taxter Road	1986	170,554	79.5	3,457	0.58	25.50	20.53
565 Taxter Road	1988	170,554	81.0	3,512	0.59	25.42	22.19
570 Taxter Road	1972	75,000	68.4	1,322	0.22	25.77	23.53
Hawthorne
1 Skyline Drive	1980	20,400	99.0	397	0.07	19.66	18.72
2 Skyline Drive	1987	30,000	100.0	543	0.09	18.10	10.63
7 Skyline Drive	1987	109,000	88.6	2,391	0.40	24.76	21.26
17 Skyline Drive (f)	1989	85,000	100.0	1,670	0.28	19.65	19.01
19 Skyline Drive	1982	248,400	100.0	4,036	0.67	16.25	15.11
Tarrytown
200 White Plains Road	1982	89,000	82.9	1,866	0.31	25.29	22.26
220 White Plains Road	1984	89,000	77.2	1,622	0.27	23.61	21.00
White Plains
1 Barker Avenue	1975	68,000	99.8	1,722	0.29	25.37	22.68
3 Barker Avenue	1983	65,300	94.1	1,612	0.27	26.23	23.73
50 Main Street	1985	309,000	83.5	8,264	1.38	32.03	28.73
11 Martine Avenue	1987	180,000	79.3	4,445	0.74	31.14	26.90
1 Water Street	1979	45,700	96.1	1,137	0.19	25.89	22.66
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,797	0.47	24.97	21.84
3 Executive Boulevard	1987	58,000	100.0	1,676	0.28	28.90	27.29

Total New York Office		2,739,384	87.5	58,307	9.73	24.31	21.53

Office Properties
(Continued)

							2011
			Percentage	2011		2011	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/11	($000’s)	of Total 2011	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

PENNSYLVANIA

Chester County
Berwyn
1000 Westlakes Drive	1989	60,696	96.7	863	0.14	14.70	14.06
1055 Westlakes Drive	1990	118,487	79.1	2,387	0.40	25.47	21.24
1205 Westlakes Drive	1988	130,265	89.0	3,139	0.52	27.08	23.89
1235 Westlakes Drive	1986	134,902	92.0	2,860	0.48	23.04	17.85

Delaware County
Lester
100 Stevens Drive	1986	95,000	100.0	2,771	0.46	29.17	26.55
200 Stevens Drive	1987	208,000	100.0	6,088	1.01	29.27	26.99
300 Stevens Drive	1992	68,000	86.6	1,349	0.22	22.91	18.82
Media
1400 Providence Road – Center I	1986	100,000	91.9	2,186	0.36	23.79	20.37
1400 Providence Road – Center II	1990	160,000	99.2	3,283	0.55	20.68	17.08

Montgomery County
Bala Cynwyd
150 Monument Road	1981	125,783	83.0	2,752	0.46	26.36	22.25
Blue Bell
4 Sentry Park	1982	63,930	83.5	1,009	0.17	18.90	15.44
5 Sentry Park East	1984	91,600	58.5	1,175	0.20	21.93	15.45
5 Sentry Park West	1984	38,400	31.5	253	0.04	20.92	18.44
16 Sentry Park West	1988	93,093	100.0	2,276	0.38	24.45	21.26
18 Sentry Park West	1988	95,010	99.8	2,295	0.38	24.20	21.25
King of Prussia
2200 Renaissance Boulevard	1985	174,124	47.3	1,696	0.28	20.59	19.79
Lower Providence
1000 Madison Avenue	1990	100,700	72.3	1,219	0.20	16.74	10.66
Plymouth Meeting
1150 Plymouth Meeting Mall	1970	167,748	72.4	2,488	0.41	20.49	16.46

Total Pennsylvania Office		2,025,738	83.6	40,089	6.66	23.68	20.22

CONNECTICUT

Fairfield County
Norwalk
40 Richards Avenue	1985	145,487	53.3	2,094	0.35	27.00	22.39
Stamford
1266 East Main Street	1984	179,260	87.7	3,177	0.53	20.21	16.65

Total Connecticut Office		324,747	72.3	5,271	0.88	22.45	18.55

DISTRICT OF COLUMBIA

Washington
1201 Connecticut Avenue, NW	1940	169,549	89.4	6,272	1.05	41.38	36.51
1400 L Street, NW	1987	159,000	100.0	5,624	0.94	35.37	29.86

Total District of Columbia Office		328,549	94.5	11,896	1.99	38.30	33.10

Office Properties
(Continued)

							2011
			Percentage	2011		2011	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/11	($000’s)	of Total 2011	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

MARYLAND

Prince George’s County
Greenbelt
9200 Edmonston Road	1973	38,690	100.0	910	0.15	23.52	21.17
6301 Ivy Lane	1979	112,003	85.6	1,709	0.28	17.83	15.36
6303 Ivy Lane	1980	112,047	85.6	2,362	0.39	24.63	21.53
6305 Ivy Lane	1982	112,022	92.8	1,489	0.25	14.32	12.81
6404 Ivy Lane	1987	165,234	65.8	2,268	0.38	20.86	15.61
6406 Ivy Lane	1991	163,857	11.5	0	0.00	0.00	0.00
6411 Ivy Lane	1984	138,405	66.0	2,337	0.39	25.58	21.52
Lanham
4200 Parliament Place	1989	122,000	99.1	2,941	0.49	24.33	22.51

Total Maryland Office		964,258	69.9	14,016	2.33	20.79	17.91

TOTAL OFFICE PROPERTIES		25,982,793	87.1	538,659	89.76	23.86	20.79

Office/Flex Properties

							2011
			Percentage	2011		2011	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/11	($000’s)	of Total 2011	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Burlington County
Burlington
3 Terri Lane	1991	64,500	100.0	559	0.09	8.67	7.38
5 Terri Lane	1992	74,555	100.0	616	0.10	8.26	6.51
Moorestown
2 Commerce Drive	1986	49,000	75.6	207	0.03	5.59	4.35
101 Commerce Drive	1988	64,700	100.0	275	0.05	4.25	3.85
102 Commerce Drive	1987	38,400	100.0	217	0.04	5.65	4.40
201 Commerce Drive	1986	38,400	100.0	199	0.03	5.18	4.14
202 Commerce Drive	1988	51,200	82.8	216	0.04	5.10	4.32
1 Executive Drive	1989	20,570	60.5	120	0.02	9.64	7.15
2 Executive Drive	1988	60,800	90.3	442	0.07	8.05	5.76
101 Executive Drive	1990	29,355	99.7	295	0.05	10.08	8.03
102 Executive Drive	1990	64,000	100.0	474	0.08	7.41	7.09
225 Executive Drive	1990	50,600	79.1	268	0.04	6.70	5.15
97 Foster Road	1982	43,200	100.0	163	0.03	3.77	2.82
1507 Lancer Drive	1995	32,700	100.0	34	0.01	1.04	0.98
1245 North Church Street	1998	52,810	100.0	277	0.05	5.25	4.51
1247 North Church Street	1998	52,790	80.7	275	0.05	6.46	5.45
1256 North Church Street	1984	63,495	100.0	457	0.08	7.20	6.61
840 North Lenola Road	1995	38,300	100.0	370	0.06	9.66	7.86
844 North Lenola Road	1995	28,670	100.0	172	0.03	6.00	5.27
915 North Lenola Road	1998	52,488	100.0	292	0.05	5.56	4.57
2 Twosome Drive	2000	48,600	100.0	376	0.06	7.74	4.55
30 Twosome Drive	1997	39,675	100.0	303	0.05	7.64	6.05
31 Twosome Drive	1998	84,200	100.0	469	0.08	5.57	5.24
40 Twosome Drive	1996	40,265	72.7	234	0.04	7.99	6.97
41 Twosome Drive	1998	43,050	77.7	203	0.03	6.07	5.26
50 Twosome Drive	1997	34,075	100.0	257	0.04	7.54	7.13

Gloucester County
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	120	0.02	5.56	4.91

Mercer County
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0	97	0.02	7.31	5.35
200 Horizon Drive	1991	45,770	100.0	640	0.11	13.98	13.20
300 Horizon Drive	1989	69,780	46.0	461	0.08	14.36	10.78
500 Horizon Drive	1990	41,205	93.8	557	0.09	14.41	13.12

Monmouth County
Wall Township
1325 Campus Parkway	1988	35,000	100.0	642	0.11	18.34	16.29
1340 Campus Parkway	1992	72,502	100.0	954	0.16	13.16	10.80
1345 Campus Parkway	1995	76,300	100.0	948	0.16	12.42	9.42
1433 Highway 34	1985	69,020	67.3	507	0.08	10.91	7.97
1320 Wyckoff Avenue	1986	20,336	100.0	213	0.04	10.47	8.02
1324 Wyckoff Avenue	1987	21,168	81.5	183	0.03	10.61	4.29

Office/Flex Properties
(Continued)

							2011
			Percentage	2011		2011	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/11	($000’s)	of Total 2011	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Passaic County
Totowa
1 Center Court	1999	38,961	100.0	443	0.07	11.37	10.06
2 Center Court	1998	30,600	62.8	245	0.04	12.75	10.67
11 Commerce Way	1989	47,025	77.8	609	0.10	16.65	13.20
20 Commerce Way	1992	42,540	61.1	288	0.05	11.08	10.89
29 Commerce Way	1990	48,930	75.2	620	0.10	16.85	14.30
40 Commerce Way	1987	50,576	86.3	406	0.07	9.30	7.35
45 Commerce Way	1992	51,207	100.0	515	0.09	10.06	8.34
60 Commerce Way	1988	50,333	100.0	563	0.09	11.19	8.94
80 Commerce Way	1996	22,500	100.0	291	0.05	12.93	11.24
100 Commerce Way	1996	24,600	100.0	318	0.05	12.93	11.26
120 Commerce Way	1994	9,024	100.0	105	0.02	11.64	9.97
140 Commerce Way	1994	26,881	89.3	312	0.05	13.00	11.08

Total New Jersey Office/Flex		2,189,531	90.7	17,807	2.98	8.97	7.42

NEW YORK

Westchester County
Elmsford
11 Clearbrook Road	1974	31,800	72.8	364	0.06	15.72	13.87
75 Clearbrook Road	1990	32,720	100.0	327	0.05	9.99	8.89
125 Clearbrook Road	2002	33,000	100.0	706	0.12	21.39	17.76
150 Clearbrook Road	1975	74,900	99.3	841	0.14	11.31	10.20
175 Clearbrook Road	1973	98,900	100.0	1,415	0.24	14.31	13.00
200 Clearbrook Road	1974	94,000	99.8	955	0.16	10.18	8.27
250 Clearbrook Road	1973	155,000	97.3	1,423	0.24	9.44	8.60
50 Executive Boulevard	1969	45,200	66.7	411	0.07	13.63	12.54
77 Executive Boulevard	1977	13,000	100.0	244	0.04	18.77	18.23
85 Executive Boulevard	1968	31,000	86.2	558	0.09	20.88	17.74
300 Executive Boulevard	1970	60,000	100.0	739	0.12	12.32	11.13
350 Executive Boulevard	1970	15,400	98.8	235	0.04	15.45	15.25
399 Executive Boulevard	1962	80,000	100.0	1,038	0.17	12.98	12.40
400 Executive Boulevard	1970	42,200	78.0	550	0.09	16.71	13.82
500 Executive Boulevard	1970	41,600	100.0	748	0.12	17.98	16.49
525 Executive Boulevard	1972	61,700	100.0	966	0.16	15.66	14.23
1 Westchester Plaza	1967	25,000	100.0	346	0.06	13.84	11.96
2 Westchester Plaza	1968	25,000	100.0	545	0.09	21.80	20.92
3 Westchester Plaza	1969	93,500	85.0	1,011	0.17	12.72	10.87
4 Westchester Plaza	1969	44,700	100.0	685	0.11	15.32	12.93
5 Westchester Plaza	1969	20,000	100.0	277	0.05	13.85	9.45
6 Westchester Plaza	1968	20,000	89.8	289	0.05	16.09	14.64
7 Westchester Plaza	1972	46,200	100.0	653	0.11	14.13	13.64
8 Westchester Plaza	1971	67,200	84.1	898	0.15	15.89	13.71
Hawthorne
200 Saw Mill River Road	1965	51,100	92.0	593	0.10	12.61	11.42
4 Skyline Drive	1987	80,600	100.0	1,417	0.24	17.58	14.21
5 Skyline Drive	1980	124,022	96.1	1,539	0.26	12.91	11.23
6 Skyline Drive	1980	44,155	100.0	519	0.09	11.75	7.32
8 Skyline Drive	1985	50,000	98.7	959	0.16	19.43	15.76
10 Skyline Drive	1985	20,000	100.0	381	0.06	19.05	14.90
11 Skyline Drive (f)	1989	45,000	100.0	926	0.15	20.58	20.42
12 Skyline Drive (f)	1999	46,850	100.0	627	0.10	13.38	10.42
15 Skyline Drive (f)	1989	55,000	100.0	1,204	0.20	21.89	18.84

Office/Flex Properties
(Continued)

							2011
			Percentage	2011		2011	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/11	($000’s)	of Total 2011	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Yonkers
100 Corporate Boulevard	1987	78,000	98.3	1,559	0.26	20.33	19.26
200 Corporate Boulevard South	1990	84,000	100.0	1,528	0.25	18.19	16.89
4 Executive Plaza	1986	80,000	100.0	1,372	0.23	17.15	12.98
6 Executive Plaza	1987	80,000	100.0	1,513	0.25	18.91	17.25
1 Odell Plaza	1980	106,000	91.9	1,089	0.18	11.18	9.65
3 Odell Plaza	1984	71,065	100.0	1,596	0.27	22.46	20.83
5 Odell Plaza	1983	38,400	99.6	641	0.11	16.76	13.36
7 Odell Plaza	1984	42,600	99.6	780	0.13	18.38	17.09

Total New York Office/Flex		2,348,812	96.2	34,467	5.74	15.25	13.39

CONNECTICUT

Fairfield County
Stamford
419 West Avenue	1986	88,000	100.0	1,470	0.24	16.70	15.58
500 West Avenue	1988	25,000	100.0	423	0.07	16.92	16.20
550 West Avenue	1990	54,000	100.0	986	0.16	18.26	17.46
600 West Avenue	1999	66,000	100.0	670	0.11	10.15	9.27
650 West Avenue	1998	40,000	100.0	686	0.11	17.15	15.90

Total Connecticut Office/Flex		273,000	100.0	4,235	0.69	15.51	14.53

TOTAL OFFICE/FLEX PROPERTIES		4,811,343	93.9	56,509	9.41	12.50	10.84

Industrial/Warehouse, Retail and Land Lease Properties

							2011
			Percentage	2011		2011	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/11	($000’s)	of Total 2011	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW YORK

Westchester County
Elmsford
1 Warehouse Lane (f)	1957	6,600	100.0	96	0.02	14.55	12.12
2 Warehouse Lane (f)	1957	10,900	100.0	140	0.02	12.84	12.29
3 Warehouse Lane (f)	1957	77,200	100.0	363	0.06	4.70	4.48
4 Warehouse Lane (f)	1957	195,500	96.7	1,889	0.31	9.99	9.02
5 Warehouse Lane (f)	1957	75,100	97.1	961	0.16	13.18	11.57
6 Warehouse Lane (f)	1982	22,100	100.0	538	0.09	24.34	23.53

Total Industrial/Warehouse Properties		387,400	97.8	3,987	0.66	10.53	9.58

Westchester County
Tarrytown
230 White Plains Road	1984	9,300	100.0	179	0.03	19.25	19.35
Yonkers
2 Executive Boulevard	1986	8,000	100.0	343	0.06	42.88	42.88

Total Retail Properties		17,300	100.0	522	0.09	30.17	30.23

Westchester County
Elmsford
700 Executive Boulevard	--	--	--	148	0.02	--	--
Yonkers
1 Enterprise Boulevard	--	--	--	185	0.03	--	--

Total New York Land Leases		--	--	333	0.05	--	--

Prince George’s County, Maryland
Greenbelt
Capital Office Park Parcel A	--	--	--	153	0.03	--	--

Total Maryland Land Leases		--	--	153	0.03	--	--

Total Land Leases		--	--	486	0.08	--	--

TOTAL PROPERTIES		31,198,836	88.3	600,163	100.00	21.84	19.02

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2011 aggregating 193,213 square feet (representing 0.6 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for 2011, determined in accordance with generally accepted accounting principles (“GAAP”).  Substantially all of the leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.

(c)   Excludes space leased by the Company.
(d)	Base rent for 2011 divided by net rentable square feet leased at December 31, 2011.
(e)
Total base rent for 2011 minus total 2011 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2011.

(f)	This property is located on land leased by the Company.
(g)
As this property was acquired, placed in service or initially consolidated by the Company during 2011, the amounts represented in 2011 base rent reflect only that portion of the year during which the Company owned or consolidated the property.  Accordingly, these amounts may not be indicative of the property’s full year results.  For comparison purposes, the amounts represented in 2011 average base rent per sq. ft. and 2011 effective rent per sq. ft. for this property have been calculated by taking 2011 base rent and 2011 effective rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased at December 31, 2011.  These annualized per square foot amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of 2011.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

Percentage of
December 31,	Square Feet Leased (%) (a)
2011	88.3

2010	89.1

2009	90.1

2008	91.3

2007	92.7

(a)	Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest tenants for the Consolidated Properties as of December 31, 2011 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

National Union Fire Insurance
Company of Pittsburgh, PA	3	13,662,108	2.1	472,651	1.7	(b)
DB Services New Jersey, Inc.	2	12,335,217	1.9	409,166	1.5	2017
New Cingular Wireless PCS, LLC	4	9,744,793	1.5	433,296	1.6	(c)
Wyndham Worldwide Operations	2	9,360,884	1.5	395,392	1.5	(d)
Keystone Mercy Health Plan	2	9,079,313	1.5	303,149	1.1	2020
United States of America-GSA	13	9,023,124	1.4	295,633	1.1	(e)
Prentice-Hall, Inc.	1	8,643,699	1.4	474,801	1.7	2014
Forest Research Institute, Inc.	1	8,271,398	1.3	215,659	0.8	2017
ICAP Securities USA, LLC	1	6,304,775	1.0	159,834	0.6	2017
Toys 'R' Us – NJ, Inc.	1	6,152,682	1.0	242,518	0.9	2012
Daiichi Sankyo, Inc.	2	6,131,521	1.0	180,807	0.7	(f)
TD Ameritrade Online Holdings	1	6,100,756	1.0	188,776	0.7	2020
Montefiore Medical Center	5	5,426,458	0.9	247,122	0.9	(g)
Bank Of Tokyo-Mitsubishi, Ltd.	1	5,254,698	0.8	161,683	0.6	(h)
IBM Corporation	2	5,177,420	0.8	292,304	1.1	(i)
KPMG, LLP	3	5,092,360	0.8	187,536	0.7	(j)
Credit Suisse (USA), Inc.	1	5,010,415	0.8	146,366	0.5	2012
Merrill Lynch Pierce Fenner	1	5,001,213	0.8	294,189	1.1	2017
National Financial Services	1	4,798,621	0.8	112,964	0.4	2012
Sanofi-Aventis U.S., Inc.	1	4,489,254	0.7	204,057	0.8	2026
J.H. Cohn, LLP	2	4,335,049	0.7	155,056	0.6	(k)
Vonage America, Inc.	1	4,172,000	0.7	350,000	1.3	2017
AT&T Corp.	1	4,137,500	0.7	275,000	1.0	2014
Morgan Stanley Smith Barney	4	4,106,594	0.7	142,530	0.5	(l)
Allstate Insurance Company	8	4,051,625	0.7	179,425	0.7	(m)
Arch Insurance Company	1	3,685,118	0.6	106,815	0.4	2024
Morgan Stanley & Co., Inc.	1	3,674,040	0.6	306,170	1.1	2013
HQ Global Workplaces, LLC	10	3,583,031	0.6	182,643	0.7	(n)
American Institute of Certified
Public Accountants	1	3,455,040	0.6	142,953	0.5	2012
Oppenheimer & Co., Inc.	1	3,269,465	0.5	118,871	0.4	(o)
Shaw Facilities, Inc.	3	3,122,835	0.5	141,172	0.5	(p)
Dow Jones & Company, Inc.	1	3,057,773	0.5	92,312	0.3	2012
Alpharma, LLC	1	3,053,604	0.5	112,235	0.4	2018
SunAmerica Asset Management	1	2,958,893	0.5	69,621	0.3	2018
E*Trade Financial Corporation	1	2,930,757	0.5	106,573	0.4	2022
United States Life Insurance Co.	1	2,880,000	0.5	180,000	0.7	2013
High Point Safety & Insurance	2	2,861,217	0.5	116,889	0.4	2020
Natixis North America, Inc.	1	2,823,569	0.5	89,907	0.3	2021
Tullett Prebon Holdings Corp.	1	2,809,850	0.5	100,759	0.4	2023
Continental Casualty Company	2	2,784,736	0.4	100,712	0.4	(q)
Lehman Brothers Holdings, Inc.	1	2,631,235	0.4	74,114	0.3	2012
Connell Foley, LLP	2	2,572,383	0.4	97,822	0.4	2015
AAA Mid-Atlantic, Inc.	2	2,542,238	0.4	129,784	0.5	(r)
New Jersey Turnpike Authority	1	2,530,631	0.4	100,223	0.4	2017
Tradeweb Markets, LLC	1	2,490,140	0.4	64,976	0.2	2017
Lowenstein Sandler, P.C.	1	2,466,925	0.4	98,677	0.4	2017
Movado Group, Inc.	1	2,449,828	0.4	90,050	0.3	2018
Savvis Communications Corporation	1	2,430,116	0.4	71,474	0.3	2015
Virgin Mobile USA, LP	1	2,427,776	0.4	93,376	0.3	2016
Sony Music Entertainment	1	2,359,986	0.4	97,653	0.4	2014

Totals		237,714,663	38.3	9,405,695	34.8

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)
Annualized base rental revenue is based on actual December 2011 billings times 12.  For leases whose rent commences after January 1, 2012, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	74,510 square feet expire in 2012; 281,023 square feet expire in 2018; 117,118 square feet expire 2019.
(c)	333,145 square feet expire in 2013; 72,385 square feet expire in 2014; 27,766 square feet expire in 2015.
(d)	145,983 square feet expire in 2013; 249,409 square feet expire in 2029.
(e)
67,167 square feet expire in 2013; 4,879 square feet expire in 2014; 180,729 square feet expire in 2015; 15,851 square feet expire in 2016; 8,241 square feet expire in 2017; 18,766 square feet expire in 2022.

(f)	8,907 square feet expire in 2013; 171,900 square feet expire in 2022.
(g)
5,850 square feet expire in 2014; 7,200 square feet expire in 2016; 30,872 square feet expire in 2017; 36,385 square feet expire in 2018; 133,763 square feet expire in 2019; 8,600 square feet expire in 2020; 14,842 square feet expire in 2021; 9,610 square feet expire in 2022.

(h)	24,607 square feet expire in 2019; 137,076 square feet expire in 2029.
(i)	248,399 square feet expire in 2012; 43,905 square feet expire in 2013.
(j)	77,381 square feet expire in 2012; 10,877 square feet expire in 2013; 53,409 square feet expire in 2019; 45,869 square feet expire in 2020.
(k)	1,021 square feet expire in 2014; 154,035 square feet expire in 2020.
(l)	26,834 square feet expire in 2014; 29,654 square feet expire in 2015; 63,260 square feet expire in 2016; 22,782 square feet expire in 2018.
(m)
5,516 square feet expire in 2012; 29,005 square feet expire in 2013; 4,456 square feet expire in 2014; 5,348 square feet expire in 2015; 4,014 square feet expire in 2016; 79,480 square feet expire in 2017; 51,606 square feet expire in 2018.

(n)
22,064 square feet expire in 2013; 22,279 square feet expire in 2015; 33,649 square feet expire in 2018; 19,485 square feet expire in 2019; 21,008 square feet expire in 2020; 14,724 square feet expire in 2021; 49,434 square feet expire in 2023.

(o)	104,008 square feet expire in 2013; 14,863 square feet expire in 2017.
(p)	39,060 square feet expire in 2013; 102,112 square feet expire in 2015.
(q)	19,416 square feet expire in 2016; 81,296 square feet expire in 2031.
(r)	9,784 square feet expire in 2017; 120,000 square feet expire in 2022.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2012, assuming that none of the tenants exercise renewal or termination options:

Average
Annual Base
Percentage Of	Rent Per Net
Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
Number Of	To Expiring	Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2012 (c)	337	2,526,759	9.4	62,110,073	24.58	10.0

2013	420	3,876,064	14.3	80,069,611	20.66	12.9

2014	355	3,122,456	11.6	69,135,251	22.14	11.1

2015	288	3,285,022	12.2	71,290,019	21.70	11.5

2016	263	2,518,636	9.3	54,773,814	21.75	8.8

2017	209	3,351,750	12.4	78,468,858	23.41	12.7

2018	130	1,865,858	6.9	47,208,890	25.30	7.6

2019	75	1,172,657	4.3	24,549,514	20.93	4.0

2020	56	1,144,569	4.2	26,218,236	22.91	4.2

2021	72	1,154,495	4.3	28,816,459	24.96	4.6

2022	41	1,024,924	3.8	23,931,570	23.35	3.9

2023 and thereafter	44	1,986,536	7.3	53,919,820	27.14	8.7
Totals/Weighted
Average	2,290	27,029,726	(c) (d)	100.0	620,492,115	22.96	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2011 billings times 12.  For leases whose rent commences after January 1, 2012 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2011 aggregating 193,213 square feet and representing annualized rent of $3,859,489 for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable square footage is as follows:

Square Feet
Square footage leased to commercial tenants	27,029,726
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
service tenants and occupancy adjustments	522,457
Square footage unleased	3,646,653
Total net rentable square footage (does not include land leases)	31,198,836

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2012, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2012 (c)	272	1,964,727	8.8	54,729,166	27.86	9.8

2013	310	2,748,533	12.4	65,423,356	23.80	11.8

2014	293	2,524,841	11.4	61,911,156	24.52	11.1

2015	236	2,844,494	12.9	65,811,042	23.14	11.8

2016	212	2,034,965	9.2	47,901,053	23.54	8.6

2017	167	2,980,011	13.5	73,770,017	24.75	13.3

2018	98	1,491,747	6.7	42,320,343	28.37	7.6

2019	55	755,199	3.4	18,720,713	24.79	3.4

2020	45	971,021	4.4	24,117,842	24.84	4.3

2021	56	1,011,300	4.6	26,495,188	26.20	4.8

2022	36	962,382	4.4	23,096,118	24.00	4.2

2023 and thereafter	36	1,840,721	8.3	51,754,217	28.12	9.3
Totals/Weighted
Average	1,816	22,129,941 (c)	100.0	556,050,211	25.13	100.0
(a)	Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2011 billings times 12.  For leases whose rent commences after January 1, 2012 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2011 aggregating 131,588 square feet and representing annualized rent of $3,216,893 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2012, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2012 (c)	65	562,032	12.4	7,380,907	13.13	12.2

2013	98	838,144	18.6	11,922,481	14.22	19.9

2014	58	557,770	12.3	6,399,169	11.47	10.7

2015	51	412,528	9.1	5,142,977	12.47	8.6

2016	47	452,683	10.1	6,537,555	14.44	10.9

2017	42	371,739	8.3	4,698,841	12.64	7.8

2018	32	374,111	8.3	4,888,547	13.07	8.2

2019	20	417,458	9.3	5,828,801	13.96	9.7

2020	11	173,548	3.9	2,100,394	12.10	3.5

2021	16	143,195	3.2	2,321,271	16.21	3.9

2022	5	62,542	1.4	835,452	13.36	1.4

2023 and thereafter	7	137,815	3.1	1,893,603	13.74	3.2
Totals/Weighted
Average	452	4,503,565 (c)	100.0	59,949,998	13.31	100.0

(a)	Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2011 billings times 12.  For leases whose rent commences after January 1, 2012, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above. Includes office/flex tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(c)	Includes leases expiring December 31, 2011 aggregating 61,625 square feet and representing annualized rent of $642,596 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2012, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2013	12	289,387	76.4	2,723,774	9.41	67.3

2014	3	30,545	8.0	649,926	21.28	16.1

2015	1	28,000	7.4	336,000	12.00	8.3

2016	4	30,988	8.2	335,206	10.82	8.3
Totals/Weighted
Average	20	378,920	100.0	4,044,906	10.67	100.0

(a)	Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2011 billings times 12.  For leases whose rent commences after January 1, 2012, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2012 assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2014	1	9,300	53.8	175,000	18.82	39.2

2023 and thereafter	1	8,000	46.2	272,000	34.00	60.8
Totals/Weighted
Average	2	17,300	100.0	447,000	25.84	100.0

(a)	Includes stand-alone retail property tenants only.
(b)
Annualized base rental revenue is based on actual December 2011 billings times 12.  For leases whose rent commences after January 1, 2012 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest industry classifications based on annualized contractual base rent of the Consolidated Properties:

Industry Classification (a)	Annualized Base Rental Revenue ($) (b) (c) (d)	Percentage of Company Annualized Base Rental Revenue (%)	Square Feet Leased (c) (d)	Percentage of Total Company Leased Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	88,616,772	14.3	3,211,570	11.8
Insurance Carriers & Related Activities	61,285,614	9.9	2,404,868	8.9
Manufacturing	52,950,735	8.5	2,649,193	9.8
Telecommunications	37,721,881	6.1	1,988,041	7.4
Legal Services	35,977,736	5.8	1,361,191	5.0
Health Care & Social Assistance	32,351,167	5.2	1,542,449	5.7
Credit Intermediation & Related Activities	29,136,526	4.7	1,048,160	3.9
Computer System Design Svcs.	26,627,688	4.3	1,283,363	4.7
Accounting/Tax Prep.	23,402,046	3.8	896,686	3.3
Scientific Research/Development	20,583,666	3.3	727,529	2.7
Wholesale Trade	20,116,078	3.2	1,374,399	5.1
Architectural/Engineering	16,575,220	2.7	720,632	2.7
Admin & Support, Waste Mgt. & Remediation Svcs.	15,970,138	2.6	775,172	2.9
Public Administration	14,746,349	2.4	565,615	2.1
Retail Trade	13,972,976	2.3	695,193	2.6
Other Services (except Public Administration)	13,793,496	2.2	554,157	2.1
Management/Scientific	13,153,395	2.1	531,811	2.0
Arts, Entertainment & Recreation	11,779,249	1.9	694,807	2.6
Accommodation & Food Services	11,722,977	1.9	501,945	1.9
Real Estate & Rental & Leasing	11,305,724	1.8	549,386	2.0
Advertising/Related Services	8,936,919	1.4	357,038	1.3
Other Professional	7,283,439	1.2	319,479	1.2
Construction	6,585,664	1.1	337,640	1.2
Information Services	6,268,737	1.0	246,120	0.9
Data Processing Services	6,164,458	1.0	240,815	0.9
Transportation	5,584,093	0.9	294,591	1.1
Publishing Industries	5,439,156	0.9	211,483	0.8
Broadcasting	5,076,675	0.8	185,449	0.7
Utilities	4,455,033	0.7	184,709	0.7
Educational Services	3,745,731	0.6	194,229	0.7
Other	9,162,777	1.4	382,006	1.3

TOTAL	620,492,115	100.0	27,029,726	100.0

(a)	The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).
(b)
Annualized base rental revenue is based on actual December 2011 billings times 12.  For leases whose rent commences after January 1, 2012, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(d)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2011 aggregating 193,213 square feet and representing annualized rent of $3,859,489 for which no new leases were signed.

MARKET DIVERSIFICATION

The following table lists the Company’s markets (MSAs), based on annualized contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market (MSA)	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Newark, NJ
(Essex-Morris-Union Counties)	136,429,110	22.0	6,495,715	20.8
Jersey City, NJ	118,116,795	19.1	4,317,978	13.9
Westchester-Rockland, NY	89,899,553	14.5	4,968,420	15.9
Bergen-Passaic, NJ	82,860,244	13.4	4,573,554	14.7
Philadelphia, PA-NJ	53,651,026	8.6	3,529,994	11.3
Middlesex-Somerset-Hunterdon, NJ	44,032,367	7.1	2,320,685	7.4
Washington, DC-MD-VA-WV	27,250,692	4.4	1,292,807	4.1
Monmouth-Ocean, NJ	25,645,417	4.1	1,620,863	5.2
Trenton, NJ	18,235,147	2.9	956,597	3.1
New York (Manhattan)	14,555,106	2.3	524,476	1.7
Stamford-Norwalk, CT	9,816,658	1.6	597,747	1.9

Totals	620,492,115	100.0	31,198,836	100.0

(a)
Annualized base rental revenue is based on actual December 2011 billings times 12.  For leases whose rent commences after January 1, 2012, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2011 aggregating 193,213 square feet and representing annualized rent of $3,859,489 for which no new leases were signed.

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

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The shares of the Company’s Common Stock are traded on the New York Stock Exchange (“NYSE”) under the symbol “CLI.”

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2011 and 2010, respectively:

For the Year Ended December 31, 2011:

	High	Low	Close
First Quarter	$35.44	$31.99	$33.90
Second Quarter	$35.96	$31.12	$32.94
Third Quarter	$34.77	$25.70	$26.75
Fourth Quarter	$28.91	$23.71	$26.69

For the Year Ended December 31, 2010:

	High	Low	Close
First Quarter	$36.31	$30.33	$35.25
Second Quarter	$38.74	$29.22	$29.73
Third Quarter	$33.81	$27.77	$32.71
Fourth Quarter	$34.88	$29.85	$33.06

On February 6, 2012, the closing Common Stock price reported on the NYSE was $29.27 per share.

On June 21, 2011, the Company filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the Company was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 6, 2012, the Company had 484 common shareholders of record.  This does not include beneficial owners for whom Cede & Co. or others act as nominee.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2011, the Company issued 573,983 shares of Common Stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of Common Stock.  The Company has registered the resale of such shares under the Securities Act.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2011, the Company declared four quarterly cash dividends on its common stock and common units of $0.45 per share and per unit for each of the first to the fourth quarter, respectively.  Additionally, in 2011, the Company declared quarterly preferred stock cash dividends of $50.00 per preferred share from the first to the third quarter.  In connection with the redemption of its Series C Preferred Stock on October 28, 2011, the Company paid accrued and unpaid dividends through the date prior to the redemption date.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”).  The graph assumes that the value of the investment in the Company’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2006 and that all dividends were reinvested.  The price of the Company’s Common Stock on December 31, 2006 (on which the graph is based) was $51.00.  The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2011, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	(b) Weighted-Average Exercise Price of Outstanding Options and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity Compensation Plans Approved by Stockholders	371,317 (2)	29.51 (3)	2,343,337
Equity Compensation Plans Not Approved by Stockholders(1)	98,009	N/A	N/A (4)
Total	469,326	N/A	2,343,337

(1)
The only plan included in the table that was adopted without stockholder approval was the Directors’ Deferred Compensation Plan.  See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity - Deferred Stock Compensation Plan For Directors.

(2)           Includes 187,447 shares of restricted Common Stock.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.        SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company.  The consolidated selected operating, balance sheet and other data of the Company as of December 31, 2011, 2010, 2009, 2008 and 2007, and for the years then ended have been derived from the Company’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2011	2010	2009	2008	2007
Total revenues	$ 724,279	$ 787,480	$ 758,925	$ 772,780	$ 803,162
Property expenses (b)	$ 278,392	$ 282,064	$ 274,418	$ 277,142	$ 268,404
Direct construction costs	$ 11,458	$ 60,255	$ 20,323	$ 37,649	$ 85,180
General and administrative	$ 35,541	$ 35,003	$ 39,779	$ 43,861	$ 52,156
Interest expense	$ 125,975	$ 149,329	$ 140,068	$ 126,937	$ 125,467
Income from continuing operations	$ 81,387	$ 58,750	$ 80,308	$ 65,390	$ 88,790
Net income available to common shareholders	$ 69,684	$ 52,900	$ 52,568	$ 51,726	$ 108,466
Income from continuing operations
per share – basic	$ 0.81	$ 0.62	$ 0.90	$ 0.79	$ 1.06
Income from continuing operations
per share – diluted	$ 0.81	$ 0.62	$ 0.90	$ 0.79	$ 1.06
Net income per share – basic	$ 0.81	$ 0.67	$ 0.71	$ 0.79	$ 1.62
Net income per share – diluted	$ 0.81	$ 0.67	$ 0.71	$ 0.79	$ 1.61
Dividends declared per common share	$ 1.80	$ 1.80	$ 1.80	$ 2.56	$ 2.56
Basic weighted average shares outstanding	86,047	79,224	74,318	65,489	67,026
Diluted weighted average shares outstanding	98,962	92,477	88,389	80,648	82,500

Balance Sheet Data	December 31,
In thousands	2011	2010	2009	2008	2007
Rental property, before accumulated
depreciation and amortization	$5,279,770	$5,216,720	$5,186,208	$4,963,780	$4,885,429
Total assets	$4,295,759	$4,362,466	$4,721,637	$4,443,922	$4,593,202
Total debt (c)	$1,914,215	$2,089,494	$2,337,437	$2,225,475	$2,211,735
Total liabilities	$2,141,759	$2,318,529	$2,578,447	$2,484,559	$2,492,797
Total Mack-Cali Realty Corporation
stockholders’ equity	$1,889,564	$1,758,272	$1,831,458	$1,544,463	$1,642,555
Total noncontrolling interests in subsidiaries	$ 264,436	$ 285,665	$ 311,732	$ 414,900	$ 457,850

(a)	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
(b)	Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.
(c)	Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, and mortgages, loans payable and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 88.3 percent at December 31, 2011 as compared to 89.1 percent at December 31, 2010 and 90.1 percent at December 31, 2009.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2011, 2010 and 2009 aggregate 193,213, 187,058 and 64,672 square feet, respectively, or 0.6, 0.6 and 0.2 percentage of the net rentable square footage, respectively.  The Company believes that vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2012 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	transactions;
•	critical accounting policies and estimates;
•	results of operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010;
•	results of operations for the year ended December 31, 2010 as compared to the year ended December 31, 2009;
•	liquidity and capital resources.

Summary of Transactions

On February 18, 2011, the Company completed a public offering of 7,187,500 shares of common stock and used the net proceeds, which totaled approximately $227.4 million (after offering costs) primarily to repay borrowings under its unsecured revolving credit facility.

On May 1, 2011, the Company placed in service 55 Corporate Drive, a 204,057 square-foot office building located in Bridgewater, New Jersey. The Company incurred total costs on the project of approximately $48.1 million through December 31, 2011.

In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and 3 months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost of approximately $53.5 million.

On December 5, 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of up to 2 million square feet of residential space with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support two high-rise towers of approximately 500 apartment units each, and estimated to cost approximately $400 million.  The parties anticipate a fourth quarter 2012 ground breaking and the project will be ready for occupancy within approximately two years thereafter.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land.

The Development Agreement is subject to obtaining required approvals and development financing as well as numerous customary undertakings, covenants, obligations and conditions.  The Company has the right to reasonably determine that any phase of the Harborside Residential Project is not economically viable and may elect not to proceed, subject to certain conditions, with no further obligations to Ironstate other than reimbursement to Ironstate of all or a portion of the costs incurred by it to obtain any required approvals.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2011, 2010 and 2009 was $1.1 million, $1.9 million and $1.4 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Results From Operations

The following comparisons for the year ended December 31, 2011 (“2011”), as compared to the year ended December 31, 2010 (“2010”), and for 2010 as compared to the year ended December 31, 2009 (“2009”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2009, (for the 2011 versus 2010 comparison) and which represent all in-service properties owned by the Company at December 31, 2008, (for the 2010 versus 2009 comparison), excluding properties sold or held for sale through December 31, 2011; and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations or initially consolidated by the Company from January 1, 2010 through December 31, 2011 (for the 2011 versus 2010 comparison) and which represent all properties acquired by the Company or commencing initial operation from January 1, 2009 through December 31, 2010 (for the 2010 versus 2009 comparison).

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2011	2010	Change	Change
Revenue from rental operations and other:
Base rents	$600,163	$602,357	$(2,194)	(0.4)%
Escalations and recoveries from tenants	94,047	101,699	(7,652)	(7.5)
Other income	12,812	12,553	259	2.1
Total revenues from rental operations	707,022	716,609	(9,587)	(1.3)

Property expenses:
Real estate taxes	87,473	93,535	(6,062)	(6.5)
Utilities	73,274	74,077	(803)	(1.1)
Operating services	117,645	114,452	3,193	2.8
Total property expenses	278,392	282,064	(3,672)	(1.3)

Non-property revenues:
Construction services	12,058	62,997	(50,939)	(80.9)
Real estate services	5,199	7,874	(2,675)	(34.0)
Total non-property revenues	17,257	70,871	(53,614)	(75.7)

Non-property expenses:
Direct construction costs	11,458	60,255	(48,797)	(81.0)
General and administrative	35,541	35,003	538	1.5
Depreciation and amortization	193,587	191,168	2,419	1.3
Impairment charge on rental property	--	9,521	(9,521)	(100.0)
Total non-property expenses	240,586	295,947	(55,361)	(18.7)
Operating income	205,301	209,469	(4,168)	(2.0)
Other (expense) income:
Interest expense	(125,975)	(149,329)	23,354	15.6
Interest and other investment income	39	86	(47)	(54.7)
Equity in earnings (loss) of unconsolidated
joint ventures	2,022	2,276	(254)	(11.2)
Loss from early extinguishment of debt	--	(3,752)	3,752	100.0
Total other (expense) income	(123,914)	(150,719)	26,805	17.8
Income from continuing operations	81,387	58,750	22,637	38.5
Discontinued Operations:
Income (loss) from discontinued operations	--	242	(242)	(100.0)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	4,447	(4,447)	(100.0)
Total discontinued operations, net	--	4,689	(4,689)	(100.0)
Net income	81,387	63,439	17,948	28.3
Noncontrolling interest in consolidated joint
ventures	402	262	140	53.4
Noncontrolling interest in Operating Partnership	(10,369)	(8,133)	(2,236)	(27.5)
Noncontrolling interest in discontinued operations	--	(668)	668	100.0
Preferred stock dividends	(1,736)	(2,000)	264	13.2

Net income available to common shareholders	$69,684	$52,900	$16,784	31.7%

The following is a summary of the changes in revenue from rental operations and property expenses in 2011 as compared to 2010 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total Company		Same-Store Properties		Acquired Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change	Change	Change
Revenue from rental operations:
Base rents	$(2,194)	(0.4)%	$(9,536)	(1.6)%	$7,342	1.2%
Escalations and recoveries
from tenants	(7,652)	(7.5)	(7,842)	(7.7)	190	0.2
Other income	259	2.1	224	1.8	35	0.3
Total	$(9,587)	(1.3)%	$(17,154)	(2.4)%	$7,567	1.1%

Property expenses:
Real estate taxes	$(6,062)	(6.5)%	$(6,366)	(6.8)%	$304	0.3%
Utilities	(803)	(1.1)	(1,120)	(1.5)	317	0.4
Operating services	3,193	2.8	2,371	2.1	822	0.7
Total	$(3,672)	(1.3)%	$(5,115)	(1.8)%	$1,443	0.5%

OTHER DATA:
Number of Consolidated Properties	269		267		2
Square feet (in thousands)	31,199		30,797		402

Base rents for the Same-Store Properties decreased $9.5 million, or 1.6 percent, for 2011 as compared to 2010, due primarily to decreased occupancy and rental rates in 2011 over 2010.  Escalations and recoveries from tenants for the Same-Store Properties decreased $7.8 million, or 7.7 percent, for 2011 over 2010, due primarily to lower recoveries from newer tenants in 2011, as well as lower property expenses in 2011 (primarily from greater refunds on tax appeals), as compared to 2010.  Other income for the Same-Store Properties increased $0.2 million, or 1.8 percent, due primarily to an increase in lease termination fees recognized in 2011 as compared to 2010.

Real estate taxes on the Same-Store Properties decreased $6.4 million, or 6.8 percent, for 2011 as compared to 2010, due primarily to greater refunds on tax appeals received in 2011 as compared to 2010.  Utilities for the Same-Store Properties decreased $1.1 million, or 1.5 percent, for 2011 as compared to 2010, due primarily to lower rates in 2011 as compared to 2010.  Operating services for the Same-Store Properties increased $2.4 million, or 2.1 percent, due primarily to increases in maintenance and snow removal costs in 2011 as compared to 2010.

Construction services revenue decreased $50.9 million, or 80.9 percent, in 2011 as compared to 2010, due primarily to decreased contracts in 2011.  Real estate services revenues decreased by $2.7 million, or 34.0 percent, for 2011 as compared to 2010, due primarily to a decrease in properties under management in 2011 as compared to 2010.

Direct construction costs decreased $48.8 million, or 81.0 percent, in 2011 as compared to 2010, due primarily to decreased construction contracts in 2011.

General and administrative increased by $0.5 million, or 1.5 percent, for 2011 as compared to 2010 due primarily to an increase in salaries and related expenses in 2011.

Depreciation and amortization increased by $2.4 million, or 1.3 percent, for 2011 over 2010.  This increase was due primarily to the effect of the Acquired Properties.

In 2010, the Company incurred a $9.5 million impairment charge on a rental property.

Interest expense decreased $23.4 million, or 15.6 percent, for 2011 as compared to 2010.  This decrease was primarily as a result of lower average debt balances in 2011 as compared to 2010, primarily from proceeds received from the common stock offering in 2011.

Interest and other investment income was relatively unchanged for 2011 as compared to 2010.

Equity in earnings of unconsolidated joint ventures decreased $0.3 million, or 11.2 percent, for 2011 as compared to 2010.  The decrease was due primarily to income of $1.9 million in 2010 from the Gale Kimball venture (which sold its office property in late 2010).  This was partially offset by increased income of $1.2 million (due primarily to renovated rooms returned to service in 2011), in the Harborside South Pier venture in 2011 as compared to 2010, and a loss of $0.4 million in 2010 from the Princeton Forrestal Village venture (which sold its property in late 2010).

The Company recognized a loss from early extinguishment of debt of $3.8 million in 2010 as a result of the prepayment of $300 million of senior unsecured notes in 2010 which were scheduled to mature in February 2011.

Income from continuing operations increased to $81.4 million in 2011 from $58.8 million in 2010.  The increase of $22.6 million was due to the factors discussed above.

Net income available to common shareholders increased by $16.8 million, or 31.7 percent, from $52.9 million in 2010 to $69.7 million in 2011.  The increase was primarily the result of an increase in income from continuing operations of $22.6 million, a decrease in noncontrolling interest in discontinued operations of $0.7 million, a decrease in preferred stock dividends of $0.3 million (due to the redemption of the preferred stock in 2011), and an increase in noncontrolling interest in consolidated joint ventures of $0.1 million for 2011 as compared to 2010.  These were partially offset by a realized gain on disposition of rental property of $4.4 million in 2010, an increase in noncontrolling interest in Operating Partnership of $2.2 million for 2011 as compared to 2010, and a decrease in income from discontinued operations of approximately $0.3 million for 2011 as compared to 2010.

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

In 2010, the Company incurred a $9.5 million impairment charge on a rental property.

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

The Company believes that with the general downturn in the Company’s markets in recent years, it is reasonably likely that vacancy rates may continue to increase, effective rental rates on new and renewed leases may continue to decrease and tenant installation costs, including concessions, may continue to increase in most or all of its markets in 2012 and possibly beyond.  As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

Construction Projects:
In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost of approximately $53.5 million (of which the Company has incurred $14.4 million through December 31, 2011).

On December 5, 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of up to 2 million square feet of residential space with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support two high-rise towers of approximately 500 apartment units each, and estimated to cost approximately $400 million.  The parties anticipate a fourth quarter 2012 ground breaking and the project will be ready for occupancy within approximately two years thereafter.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land.

The Development Agreement is subject to obtaining required approvals and development financing as well as numerous customary undertakings, covenants, obligations and conditions.  The Company has the right to reasonably determine that any phase of the Harborside Residential Project is not economically viable and may elect not to proceed, subject to certain conditions, with no further obligations to Ironstate other than reimbursement to Ironstate of all or a portion of the costs incurred by it to obtain any required approvals.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid quarterly common stock dividend of $0.45 per common share, in the aggregate, such distributions would equal approximately $158.0 million ($180.0 million, including common units in the Operating Partnership, held by parties other than the Company) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of (a) available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt, and (b) for distributions declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, our stock, as permitted pursuant to Internal Revenue Service Revenue Procedure 2010-12, 2010-3 I.R.B. Under this Revenue Procedure, we are permitted to make taxable distributions of our stock (in lieu of cash) if (x) any such distribution is declared on or before December 31, 2012 with respect to a taxable year ending on or before December 31, 2011, and (y) each of our stockholders is permitted to elect to receive its entire entitlement under such declaration in either cash or shares of equivalent value subject to a limitation in the amount of cash to be distributed in the aggregate; provided that (i) the amount of cash that we set aside for distribution is not less than 10 percent of the aggregate distribution so declared, and (ii) if too many of our stockholders elect to receive cash, a pro rata amount of cash will be distributed to each such stockholder electing to receive cash, but in no event will any such stockholder receive less than its entire entitlement under such declaration.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $131.6 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  As of December 31, 2011, 129 of the Company’s properties, with an aggregate net book value of approximately $1.7 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of December 31, 2011, the Company had 237 unencumbered properties, totaling 24.5 million square feet, representing 78.6 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents decreased by $1.3 million to $20.5 million at December 31, 2011, compared to $21.8 million at December 31, 2010.  This decrease is comprised of the following net cash flow items:

(1)	$252.1 million provided by operating activities.

(2)	$94.2 million used in investing activities, consisting primarily of the following:

(a)	$91.7 million used for additions to rental property; plus
(b)	$0.5 million used for investments in unconsolidated joint ventures; plus
(c)	$3.4 million used for restricted cash; minus
(d)	$1.5 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$159.2 million used in financing activities, consisting primarily of the following:

(a)	$472.0 million used for repayments of borrowings under the Company’s unsecured credit facility; plus
(b)	$178.5 million used for payments of dividends and distributions; plus
(c)	$25.0 million used for the redemption of preferred stock; plus
(d)	$8.7 million used for repayments of mortgages, loans payable and other obligation; plus
(e)	$5.0 million used for payments of financing costs; minus
(f)	$299.5 million from borrowings under the revolving credit facility; minus
(g)	$227.4 million from proceeds received from common stock offerings; minus
(h)	$3.0 million from proceeds received from stock options exercised.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2011.

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,119,267	58.47%	6.08%	3.45
Fixed Rate Secured Debt	728,448	38.06%	7.46%	5.53
Variable Rate Secured Debt	11,000	0.57%	2.90%	1.00
Variable Rate Unsecured Debt	55,500	2.90%	1.54% (b)	3.81

Totals/Weighted Average:	$1,914,215	100.00%	6.46%	4.24

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.29 percent as of December 31, 2011.
(b) Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $2.6 million for the year ended December 31, 2011.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of December 31, 2011 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2012	$11,159	$221,148	$232,307	6.05%
2013	11,315	145,223	156,538	5.39%
2014	10,468	335,257	345,725	6.82%
2015	8,941	205,500	214,441	4.41%	(b)
2016	8,753	273,120	281,873	7.16%
Thereafter	26,992	679,562	706,554	7.15%
Sub-total	77,628	1,859,810	1,937,438
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
December 31, 2011	(23,223)	--	(23,223)

Totals/Weighted Average	$54,405	$1,859,810	$1,914,215	6.46%

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.29 percent as of December 31, 2011.
(b) Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $2.6 million for the year ended December 31, 2011.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.1 billion as of December 31, 2011) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of February 6, 2012, the Company had outstanding borrowings of $210 million under its unsecured revolving credit facility.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings was LIBOR plus 55 basis points.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of December 31, 2011, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 6, 2012, the Company had $210 million of outstanding borrowings under its $600 million unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2012.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
On February 18, 2011, the Company completed a public offering of 7,187,500 shares of common stock and used the net proceeds, which totaled approximately $227.4 million (after offering costs) primarily to repay borrowings under its unsecured revolving credit facility.

The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s Common Units from December 31, 2010 to December 31, 2011.

	Common	Common
	Stock	Units	Total
Outstanding at December 31, 2010	79,605,474	13,007,668	92,613,142
Common stock offering	7,187,500	--	7,187,500
Stock options exercised	107,806	--	107,806
Common units redeemed for Common Stock	810,546	(810,546)	--
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	6,417	--	6,417
Restricted shares issued	81,736	--	81,736

Outstanding at December 31, 2011	87,799,479	12,197,122	99,996,601

Preferred Stock:
On October 28, 2011, the Company redeemed its Series C Preferred Stock at a price of $2,500 per share, plus accrued and unpaid dividends through the date prior to the redemption date.  The write off of preferred stock issuance costs of $164,000 is included in preferred stock dividends for the year ended December 31, 2011.

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of December 31, 2011, the Company has a remaining authorization under the Repurchase Program of $46 million.

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold as of February 6, 2012.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which no securities have been sold as of February 6, 2012.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of December 31, 2011:

	Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,413,242	$258,408	$431,590	$415,119	$308,125	--
Revolving credit facility	58,784	857	1,713	56,214	--	--
Mortgages, loans payable
and other obligations	1,016,266	86,204	263,834	159,072	489,045	$18,111
Payments in lieu of taxes
(PILOT)	45,753	4,407	13,222	8,815	19,309	--
Ground lease payments	18,145	367	1,089	638	1,162	14,889
Total	$2,552,190	$350,243	$711,448	$639,858	$817,641	$33,000

Inflation

The Company’s leases with the majority of its tenants provide for recoveries and escalation charges based upon the tenant’s proportionate share of, and/or increases in, real estate taxes and certain operating costs, which reduce the Company’s exposure to increases in operating costs resulting from inflation.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

We consider portions of this information, including the documents incorporated by reference, to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of such act.  Such forward-looking statements relate to, without limitation, our future economic performance, plans and objectives for future operations and projections of revenue and other financial items.  Forward-looking statements can be identified by the use of words such as “may,” “will,” “plan,” “potential,” “should,” “expect,” “anticipate,” “estimate,” “continue” or comparable terminology.  Forward-looking statements are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate.  Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions at the time made, we can give no assurance that such expectations will be achieved.  Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Among the factors about which we have made assumptions are:

•	risks and uncertainties affecting the general economic climate and conditions, which in turn may have a negative effect on the fundamentals of our business and the financial condition of our tenants;
•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;
•	the extent of any tenant bankruptcies or of any early lease terminations;
•	our ability to lease or re-lease space at current or anticipated rents;
•	changes in the supply of and demand for office, office/flex and industrial/warehouse properties;
•	changes in interest rate levels and volatility in the securities markets;
•	changes in operating costs;
•	our ability to obtain adequate insurance, including coverage for terrorist acts;
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

Approximately $1.8 billion of the Company’s long-term debt as of December 31, 2011 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of December 31, 2011 ranged from LIBOR plus 125 basis points to LIBOR plus 200 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $665,000 annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2011 would be approximately $70 million.

December 31, 2011
Debt,										Fair
including current portion ($’s in thousands)	2012	2013	2014	2015	2016	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$221,307	$156,538	$345,725	$158,941	$281,873	$706,554	$1,870,938	$(23,223)	$1,847,715	$1,995,718
Average Interest Rate	6.21%	5.39%	6.82%	5.40%	7.16%	7.15%			6.63%

Variable Rate	$ 11,000			$ 55,500			$ 66,500		$ 66,500	$ 66,500

(a)      Adjustment for unamortized debt discount/premium and mark-to-market, net, as of December 31, 2011.

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company and the Report of PricewaterhouseCoopers LLP, together with the notes to the Consolidated Financial Statements of the Company, as set forth in the index in Item 15: Exhibits and Financial Statements, are filed under this Item 8: Financial Statements and Supplementary Data and are incorporated herein by reference.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment and those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.            OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 5, 2012, and is incorporated herein by reference.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 5, 2012, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 5, 2012, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 5, 2012, and is incorporated herein by reference.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on June 5, 2012, and is incorporated herein by reference.

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	All Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(a) 2.       Financial Statement Schedules

(i)      Mack-Cali Realty Corporation:

Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2011

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.       Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Mack-Cali Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 8, 2012

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,
ASSETS	2011	2010
Rental property
Land and leasehold interests	$773,026	$771,960
Buildings and improvements	4,001,943	3,970,177
Tenant improvements	500,336	470,098
Furniture, fixtures and equipment	4,465	4,485
	5,279,770	5,216,720
Less – accumulated depreciation and amortization	(1,409,163)	(1,278,985)
Net investment in rental property	3,870,607	3,937,735
Cash and cash equivalents	20,496	21,851
Investments in unconsolidated joint ventures	32,015	34,220
Unbilled rents receivable, net	134,301	126,917
Deferred charges and other assets, net	210,470	212,038
Restricted cash	20,716	17,310
Accounts receivable, net of allowance for doubtful accounts
of $2,697 and $2,790	7,154	12,395

Total assets	$4,295,759	$4,362,466

LIABILITIES AND EQUITY
Senior unsecured notes	$1,119,267	$1,118,451
Revolving credit facility	55,500	228,000
Mortgages, loans payable and other obligations	739,448	743,043
Dividends and distributions payable	44,999	42,176
Accounts payable, accrued expenses and other liabilities	100,480	101,944
Rents received in advance and security deposits	53,019	57,877
Accrued interest payable	29,046	27,038
Total liabilities	2,141,759	2,318,529
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized,
0 and 10,000 shares outstanding, at liquidation preference	--	25,000
Common stock, $0.01 par value, 190,000,000 shares authorized,
87,799,479 and 79,605,474 shares outstanding	878	796
Additional paid-in capital	2,536,184	2,292,641
Dividends in excess of net earnings	(647,498)	(560,165)
Total Mack-Cali Realty Corporation stockholders’ equity	1,889,564	1,758,272

Noncontrolling interests in subsidiaries:
Operating Partnership	262,499	283,219
Consolidated joint ventures	1,937	2,446
Total noncontrolling interests in subsidiaries	264,436	285,665

Total equity	2,154,000	2,043,937

Total liabilities and equity	$4,295,759	$4,362,466

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2011	2010	2009
Base rents	$600,163	$602,357	$611,061
Escalations and recoveries from tenants	94,047	101,699	103,057
Construction services	12,058	62,997	21,910
Real estate services	5,199	7,874	9,359
Other income	12,812	12,553	13,538
Total revenues	724,279	787,480	758,925

EXPENSES
Real estate taxes	87,473	93,535	93,322
Utilities	73,274	74,077	70,927
Operating services	117,645	114,452	110,169
Direct construction costs	11,458	60,255	20,323
General and administrative	35,541	35,003	39,779
Depreciation and amortization	193,587	191,168	200,732
Impairment charge on rental property	--	9,521	--
Total expenses	518,978	578,011	535,252
Operating income	205,301	209,469	223,673

OTHER (EXPENSE) INCOME
Interest expense	(125,975)	(149,329)	(140,068)
Interest and other investment income	39	86	570
Equity in earnings (loss) of unconsolidated joint ventures	2,022	2,276	(5,560)
Loss from early extinguishment of debt	--	(3,752)	--
Gain on reduction of other obligations	--	--	1,693
Total other (expense) income	(123,914)	(150,719)	(143,365)
Income from continuing operations	81,387	58,750	80,308
Discontinued operations:
Income (loss) from discontinued operations	--	242	(17)
Impairment charge on rental property	--	--	(16,563)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	4,447	--
Total discontinued operations, net	--	4,689	(16,580)
Net income	81,387	63,439	63,728
Noncontrolling interest in consolidated joint ventures	402	262	943
Noncontrolling interest in Operating Partnership	(10,369)	(8,133)	(12,550)
Noncontrolling interest in discontinued operations	--	(668)	2,447
Preferred stock dividends	(1,736)	(2,000)	(2,000)
Net income available to common shareholders	$69,684	$52,900	$52,568

Basic earnings per common share:
Income from continuing operations	$0.81	$0.62	$0.90
Discontinued operations	--	0.05	(0.19)
Net income available to common shareholders	$0.81	$0.67	$0.71

Diluted earnings per common share:
Income from continuing operations	$0.81	$0.62	$0.90
Discontinued operations	--	0.05	(0.19)
Net income available to common shareholders	$0.81	$0.67	$0.71

Basic weighted average shares outstanding	86,047	79,224	74,318

Diluted weighted average shares outstanding	98,962	92,477	88,389

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Additional	Dividends in	Noncontrolling
	Preferred Stock		Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2009	10	$25,000	66,419	$664	$1,905,386	$(386,587)	$414,900	$1,959,363
Net income	--	--	--	--	--	54,568	9,160	63,728
Preferred stock dividends	--	--	--	--	--	(2,000)	--	(2,000)
Common stock dividends	--	--	--	--	--	(136,028)	--	(136,028)
Common unit distributions	--	--	--	--	--	--	(25,100)	(25,100)
Common stock offering	--	--	11,500	115	274,711	--	--	274,826
Increase in noncontrolling
interests	--	--	--	--	--	--	3,186	3,186
Redemption of common units
for common stock	--	--	943	9	24,109	--	(24,118)	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	9	--	207	--	--	207
Stock options exercised	--	--	19	--	504	--	--	504
Stock compensation	--	--	80	1	4,503	--	--	4,504
Rebalancing of ownership
percent between parent
and subsidiaries	--	--	--	--	66,296	--	(66,296)	--
Balance at December 31, 2009	10	$25,000	78,970	$ 789	$2,275,716	$(470,047)	$311,732	$2,143,190
Net income	--	--	--	--	--	54,900	8,539	63,439
Preferred stock dividends	--	--	--	--	--	(2,000)	--	(2,000)
Common stock dividends	--	--	--	--	--	(143,018)	--	(143,018)
Common unit distributions	--	--	--	--	--	--	(23,543)	(23,543)
Decrease in noncontrolling
interests	--	--	--	--	--	--	(321)	(321)
Redemption of common units
for common stock	--	--	487	5	11,047	--	(11,052)	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	5	--	158	--	--	158
Stock options exercised	--	--	55	1	1,503	--	--	1,504
Stock compensation	--	--	88	1	4,527	--	--	4,528
Rebalancing of ownership
percent between parent
and subsidiaries	--	--	--	--	(310)	--	310	--
Balance at December 31, 2010	10	$25,000	79,605	$ 796	$2,292,641	$(560,165)	$285,665	$2,043,937
Net income	--	--	--	--	--	71,420	9,967	81,387
Preferred stock dividends	--	--	--	--	--	(1,736)	--	(1,736)
Common stock dividends	--	--	--	--	--	(157,017)	--	(157,017)
Common unit distributions	--	--	--	--	--	--	(22,794)	(22,794)
Common stock offering	--	--	7,188	72	227,302	--	--	227,374
Decrease in noncontrolling
interests	--	--	--	--	--	--	(107)	(107)
Redemption of common units
for common stock	--	--	811	8	17,686	--	(17,694)	--
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	--	--	6	--	187	--	--	187
Stock options exercised	--	--	108	1	3,047	--	--	3,048
Stock compensation	--	--	82	1	4,556	--	--	4,557
Redemption of
preferred stock	(10)	(25,000)	--	--	164	--	--	(24,836)
Rebalancing of ownership
percent between parent
and subsidiaries	--	--	--	--	(9,399)	--	9,399	--
Balance at December 31, 2011	--	--	87,800	$878	$2,536,184	$(647,498)	$264,436	$2,154,000

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010	2009
Net income	$81,387	$63,439	$63,728
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	193,005	190,260	194,786
Depreciation and amortization on discontinued operations	--	409	1,811
Amortization of stock compensation	4,557	4,528	2,272
Amortization of deferred financing costs and debt discount	2,370	2,656	2,730
Equity in (earnings) loss of unconsolidated joint venture, net	(2,022)	(2,276)	5,560
Gain on reduction of other obligations	--	--	(1,693)
Realized gains on disposition of rental property	--	(4,447)	--
Impairment charge on rental property	--	9,521	--
Impairment charge on rental property from discontinued operations	--	--	16,563
Distributions of cumulative earnings from unconsolidated joint ventures	3,301	2,311	2,637
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(7,352)	(7,458)	(6,859)
(Increase) decrease in deferred charges and other assets, net	(27,398)	(24,069)	403
(Increase) decrease in accounts receivable, net	5,241	(4,306)	14,880
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,827	(424)	(4,267)
(Decrease) increase in rents received in advance and security deposits	(4,859)	3,184	(1,570)
(Decrease) increase in accrued interest payable	2,008	(10,292)	3,705

Net cash provided by operating activities	$252,065	$223,036	$294,686

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to rental property and related intangibles	$(91,729)	$(92,499)	$(77,767)
Repayment of notes receivable	--	--	11,441
Investment in unconsolidated joint ventures	(501)	(954)	(6,327)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,460	2,410	518
(Increase) decrease in restricted cash	(3,407)	2,018	(7,962)

Net cash used in investing activities	$(94,177)	$(89,025)	$(80,097)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$299,500	$250,000	$337,000
Repayment of revolving credit facility and money market loans	(472,000)	(22,000)	(498,000)
Proceeds from senior unsecured notes	--	--	246,238
Repayment of senior unsecured notes	--	(465,000)	(199,724)
Proceeds from mortgages and loans payable	--	11,000	81,500
Repayment of mortgages, loans payable and other obligations	(8,684)	(8,154)	(11,462)
Payment of financing costs	(4,993)	(2,074)	(2,766)
Proceeds from offering of common stock	227,374	--	274,826
Redemption of preferred stock	(25,000)	--	--
Proceeds from stock options exercised	3,048	1,504	504
Payment of dividends and distributions	(178,488)	(168,495)	(173,267)

Net cash (used in) provided by financing activities	$(159,243)	$(403,219)	$54,849

Net (decrease) increase in cash and cash equivalents	$(1,355)	$(269,208)	$269,438
Cash and cash equivalents, beginning of period	21,851	291,059	21,621

Cash and cash equivalents, end of period	$20,496	$21,851	$291,059

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of December 31, 2011, the Company owned or had interests in 278 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 32.4 million square feet, which are comprised of 266 buildings, primarily office and office/flex buildings totaling approximately 32.0 million square feet (which include eight buildings, primarily office buildings aggregating approximately 1.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Included in total rental property is construction, tenant improvement and development in-progress of $37,069,000 and $65,990,000 as of December 31, 2011 and 2010, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $2,370,000, $2,656,000 and $2,730,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $4,432,000, $3,986,000 and $3,725,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of December 31, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2007 forward.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at December 31, 2011 represents dividends payable to common shareholders (87,800,047 shares), and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (12,197,122 common units) for all such holders of record as of January 5, 2012 with respect to the fourth quarter 2011.  The fourth quarter 2011 common stock dividends and common unit distributions of $0.45 per common share and unit were approved by the Board of Directors on December 6, 2011.  The common stock dividends and common unit distributions payable were paid on January 13, 2012.

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

The Company has determined that the $1.80 dividend per common share paid during the year ended December 31, 2011 represented approximately 77 percent ordinary income and approximately 23 percent return of capital to its stockholders; the $1.80 dividend per common share paid during the year ended December 31, 2010 represented approximately 75 percent ordinary income and approximately 25 percent return of capital to its stockholders; and the $1.99 dividend per common share paid during the year ended December 31, 2009 represented approximately 93 percent ordinary income and approximately 7 percent return of capital to its stockholders.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $4,123,000, $4,121,000 and $4,097,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Other
Comprehensive
Income	Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.

3.	REAL ESTATE TRANSACTIONS

On May 1, 2011, the Company placed in service 55 Corporate Drive, a 204,057 square-foot office building located in Bridgewater, New Jersey. The Company incurred total costs on the project of approximately $48.1 million through December 31, 2011.

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

The venture has a mortgage loan with a balance as of December 31, 2011 of $65.2 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of December 31, 2011 of $5.5 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.5 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture had a $20.3 million loan with a commercial bank collateralized by the office property, which bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 125 basis points and was scheduled to mature in May 2011. In May 2011, the venture paid the lender $1.7 million and refinanced the remainder of the loan.  The new loan, with a balance of $18.1 million at December 31, 2011, bears interest at a rate of LIBOR plus 300 basis points and matures on May 17, 2016.  LIBOR was 0.29 percent at December 31, 2011.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the interest rate on 75 percent of the loan was fixed at 3.99375 percent effective from October 17, 2011 through maturity.

The Company performs management, leasing, and other services for the property owned by the joint venture and recognized $100,000, $91,000 and $92,600 in fees for such services in the years ended December 31, 2011, 2010 and 2009, respectively.

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

On April 29, 2009, the Company acquired the remaining interests in Mack-Green from SL Green.  As a result, the Company owns 100 percent of Mack-Green.  Additionally, on April 29, 2009, the mortgage loans with Gramercy on the Portfolio Properties (the “Gramercy Agreement”) were modified to provide for, among other things, interest to accrue at the current rate of LIBOR plus 275 basis points per annum, with the interest pay rate capped at 3.15 percent per annum.  Under the Gramercy Agreement, the payment of debt service is subordinate to the payment of operating expenses.  Interest at the pay rate is payable only out of funds generated by the Portfolio Properties and only to the extent that the Portfolio Properties’ operating expenses have been paid, with any accrued unpaid interest above the pay rate serving to increase the balance of the amounts due at the termination of the agreement.  Any excess funds after payment of debt service generally will be escrowed and available for future capital and leasing costs, as well as to cover future cash flow shortfalls, as appropriate.  The Gramercy Agreement was scheduled to terminate on May 9, 2011.  Approximately six months in advance of the end of the term of the Gramercy Agreement, the Portfolio Entities are to provide estimates of each property’s fair market value (“FMV”).  Gramercy has the right to accept or reject the FMV.  If Gramercy rejects the FMV, Gramercy must market the property for sale in cooperation with the Portfolio Entities and must approve the ultimate sale.  However, Gramercy has no obligation to market a Portfolio Property if the FMV is less than the allocated amount due, including accrued, unpaid interest. If any Portfolio Property is not sold, the Portfolio Entities have agreed to give a deed in lieu of foreclosure, unless the FMV was equal to or greater than the allocated amount due for such Portfolio Property, in which case they can elect to have that Portfolio Property released by paying the FMV.  If Gramercy accepts the FMV, the Portfolio Property will be released from the Gramercy Agreement upon payment of the FMV.  Under the direction of Gramercy, the Company continues to perform management, leasing, and construction services for the Portfolio Properties at market terms.  The Portfolio Entities have a participation interest which provides for sharing 50 percent of any amount realized in excess of the allocated amounts due for each Portfolio Property.  On November 5, 2010, the Portfolio Entities that owned the remaining four unconsolidated Portfolio Properties provided estimates of the properties’ fair market values to Gramercy, pursuant to the Gramercy Agreement.  On May 5, 2011, the Gramercy Agreement was extended to December 31, 2011.  On November 16, 2011, the Gramercy Agreement was further extended to April 30, 2012.

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

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $508,000, $861,000 and $2.3 million in income (net of $0, $0 and $1.1 million in direct costs) for such services in the years ended December 31, 2011, 2010 and 2009, respectively.

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

The Company had performed management services for PFV and recognized $87,000 for such services in the year ended December 31, 2011 and management, leasing, and other services for PFV prior to its sale and recognized $1.4 million and $1.1 million in income for such services in the years ended December 31, 2010 and 2009, respectively.

GALE KIMBALL, L.L.C.
On June 15, 2006, the Company acquired an 8.33 percent indirect interest in 100 Kimball Drive LLC (“100 Kimball”), which developed and placed in service a 175,000 square foot office property that is leased to a single tenant, located at 100 Kimball Drive, Parsippany, New Jersey (the “Kimball Property”).

On December 10, 2010, 100 Kimball sold its office property for approximately $60 million, realizing a gain on the sale of $19.8 million (of which the Company’s share of $1.6 million is included in equity in earnings for the year ended December 31, 2010).  As a result of the sale the Company received a distribution of approximately $5.4 million, of which $2.4 million was paid out pursuant to the Participation Rights (see Note 16: Noncontrolling Interests in Subsidiaries – Participation Rights).

The Company had performed management, leasing, and other services for the property prior to its sale and recognized $262,000 and $234,000 in income for such services in the years ended December 31, 2010 and 2009, respectively.

12 VREELAND ASSOCIATES, L.L.C.
On September 8, 2006, the Company entered into a joint venture to form M-C Vreeland, LLC (“M-C Vreeland”), for the sole purpose of acquiring 50 percent membership interest in 12 Vreeland Associates, L.L.C., an entity owning an office property located at 12 Vreeland Road, Florham Park, New Jersey.

The operating agreement of M-C Vreeland provides, among other things, for the Participation Rights (see Note 16: Noncontrolling Interests in Subsidiaries – Participation Rights).

The office property at 12 Vreeland is a 139,750 square foot office building.  The property is subject to a fully-amortizing mortgage loan, which matures on July 1, 2012, and bears interest at 6.9 percent per annum.  As of December 31, 2011, the outstanding balance on the mortgage note was $1.2 million.

Under the operating agreement of 12 Vreeland Associates, L.L.C., M-C Vreeland has a 50 percent interest, with S/K Florham Park Associates, L.L.C. (the managing member) and its affiliate holding the other 50 percent.

BOSTON-DOWNTOWN CROSSING
In October 2006, the Company entered into a joint venture with affiliates of Vornado Realty LP and JP Morgan Chase Bank to acquire and redevelop the Filenes property located in the Downtown Crossing district of Boston, Massachusetts (the “Filenes Property”).  The venture was organized in contemplation of developing and converting the Filenes Property into a condominium consisting of a retail unit, an office unit, a parking unit, a hotel unit and a residential unit, aggregating 1.2 million square feet.  The Company, through subsidiaries, separately holds approximately a 15 percent indirect ownership interest in each of the units.  The project is subject to governmental approvals.

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

GALE JEFFERSON, L.L.C.
On August 22, 2007, the Company entered into a joint venture with a Gale Affiliate to form M-C Jefferson, L.L.C. (“M-C Jefferson”) for the sole purpose of acquiring an 8.33 percent indirect interest in One Jefferson Road LLC (“One Jefferson”), which developed and placed in service a 100,010 square foot office property at One Jefferson Road, Parsippany, New Jersey, (“the Jefferson Property”).  The property has been fully leased to a single tenant starting in 2010 through August 2025.

The operating agreement of M-C Jefferson provides, among other things, for the Participation Rights (see Note 16: Noncontrolling Interests in Subsidiaries – Participation Rights).  The operating agreements of Gale Jefferson, L.L.C. (“Gale Jefferson”), which is owned 33.33 percent by M-C Jefferson and 66.67 percent by the Hampshire Generational Fund, L.L.C. (“Hampshire”) provides, among other things, for the distribution of net cash flow, first, in accordance with its member’s respective interests until each member is provided, as a result of such distributions, with an annual 12 percent compound return on the Member’s Capital Contributions, as defined in the operating agreement and secondly, 50 percent to each of the Company and Hampshire.

One Jefferson had a loan in the amount of $21 million, bore interest at a rate of LIBOR plus 160 basis points, which was repaid on October 24, 2011.  On October 24, 2011, One Jefferson obtained a new loan in the amount of $20.2 million, which bears interest at a rate of one-month LIBOR plus 160 basis points and matures on October 24, 2012 with a one year extension option, subject to the payment of a fee and certain other conditions.

The Company performs management, leasing, and other services for Gale Jefferson and recognized $154,000, $532,000 and $190,000 in income (net of $0, $5.6 million and $646,000 in direct costs) for such services in the years ended December 31, 2011, 2010 and 2009, respectively.

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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2011 and 2010:  (dollars in thousands)

	December 31, 2011
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza I & II	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 8,335	$ 59,733	$ 22,903	$ 39,276	--	--	$ 13,122	--	--	$ 143,369
Other assets	933	12,840	2,909	5,669	$ 160	$ 4	521	$ 46,121	$ 2,927	72,084
Total assets	$ 9,268	$ 72,573	$ 25,812	$ 44,945	$ 160	$ 4	$ 13,643	$ 46,121	$ 2,927	$ 215,453
Liabilities and
partners’/members’
capital (deficit):
Mortgages, loans payable
and other obligations	--	$ 70,690	$ 18,100	$ 50,978	--	--	$ 1,207	--	--	$ 140,975
Other liabilities	$ 531	4,982	117	1,086	$ 40	--	168	--	--	6,924
Partners’/members’
capital (deficit)	8,737	(3,099)	7,595	(7,119)	120	$ 4	12,268	$ 46,121	$ 2,927	67,554
Total liabilities and
partners’/members’
capital (deficit)	$ 9,268	$ 72,573	$ 25,812	$ 44,945	$ 160	$ 4	$ 13,643	$ 46,121	$ 2,927	$ 215,453
Company’s investments
in unconsolidated
joint ventures, net	$ 4,291	$ (343)	$ 3,676	--	--	--	$ 10,233	$ 13,005	$ 1,153	$ 32,015

	December 31, 2010
	Plaza		Red Bank		Princeton			Boston-
	VIII & IX	Harborside	Corporate	Gramercy	Forrestal	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza I & II	Agreement	Village	Kimball	Vreeland	Crossing	Jefferson	Total
Assets:
Rental property, net	$ 8,947	$ 64,964	$ 23,594	$ 40,786	--	--	$ 14,081	--	--	$ 152,372
Other assets	906	11,681	6,422	6,261	$ 1,435	$ 51	734	$ 46,111	$ 2,440	76,041
Total assets	$ 9,853	$ 76,645	$ 30,016	$ 47,047	$ 1,435	$ 51	$ 14,815	$ 46,111	$ 2,440	$ 228,413
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

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31 2011, 2010 and 2009:  (dollars in thousands)

	Year Ended December 31, 2011
	Plaza		Red Bank			Princeton				Boston-
	VIII & IX	Harborside	Corporate		Gramercy	Forrestal	Route 93	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza I & II	M-G-G	Agreement	Village	Portfolio	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 963	$ 38,428	$ 3,257	--	$ 6,141	--	--	--	$ 2,250	--	$ 278	$ 51,317
Operating and other	(214)	(25,521)	(902)	--	(3,821)	--	--	--	(159)	$ (1,473)	--	(32,090)
Depreciation and amortization	(613)	(5,664)	(903)	--	(2,230)	--	--	--	(1,183)	--	--	(10,593)
Interest expense	--	(4,464)	(560)	--	(1,559)	--	--	--	(160)	--	--	(6,743)

Net income	$ 136	$ 2,779	$ 892	--	$ (1,469)	--	--	--	$ 748	$ (1,473)	$ 278	$ 1,891
Company’s equity in earnings
(loss) o f unconsolidated
joint ventures	$ 68	$ 1,495	$ 446	--	--	--	--	--	$ 374	$ (448)	$ 87	$ 2,022

	Year Ended December 31, 2010
	Plaza		Red Bank			Princeton				Boston-
	VIII & IX	Harborside	Corporate		Gramercy	Forrestal	Route 93	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza I & II	M-G-G	Agreement	Village	Portfolio	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 798	$ 34,680	$ 4,325	--	$ 17,802	$ 11,677	--	$ 5,194	$ 2,386	--	--	$ 76,862
Operating and other	(206)	(24,206)	(1,028)	--	(5,793)	(6,614)	--	--	(161)	$ (1,446)	$ (88)	(39,542)
Depreciation and amortization	(612)	(5,067)	(901)	--	(3,965)	(3,154)	--	--	(1,411)	--	--	(15,110)
Interest expense	--	(4,449)	(335)	--	(2,485)	(1,620)	--	--	(293)	--	--	(9,182)

Net income	$ (20)	$ 958	$ 2,061	--	$ 5,559	$ 289	--	$ 5,194	$ 521	$ (1,446)	$ (88)	$ 13,028
Company’s equity in earnings
(loss) o f unconsolidated
joint ventures	$ (10)	$ 301	$ 649	--	--	$ (379)	--	$ 1,909	$ 260	$ (437)	$ (17)	$ 2,276

	Year Ended December 31, 2009
	Plaza		Red Bank			Princeton				Boston-
	VIII & IX	Harborside	Corporate		Gramercy	Forrestal	Route 93	Gale	12	Downtown	Gale	Combined
	Associates	South Pier	Plaza I & II	M-G-G	Agreement	Village	Portfolio	Kimball	Vreeland	Crossing	Jefferson	Total
Total revenues	$ 804	$ 35,002	$ 3,214	$ 17,582	$ 7,902	$ 13,171	$ 2,153	$ 1,664	$ 2,579	--	--	$ 84,071
Operating and other	(192)	(23,170)	(1,002)	(7,076)	(4,675)	(7,558)	(2,487)	--	(62)	$ (10,881)	$ (58)	(57,161)
Depreciation and amortization	(612)	(4,215)	(871)	(6,493)	(3,073)	(3,948)	(1,206)	--	(1,251)	--	--	(21,669)
Interest expense	--	(4,592)	(340)	(4,883)	(1,862)	(1,788)	(649)	--	(467)	--	--	(14,581)

Net income	--	$ 3,025	$ 1,001	$ (870)	$ (1,708)	$ (123)	$ (2,189)	$ 1,664	$ 799	$ (10,881)	$ (58)	$ (9,340)
Company’s equity in earnings
(loss) o f unconsolidated
joint ventures	--	$ 2,856	$ 463	$ (916)	--	$ (131)	$ (4,354)	$ 648	$ 400	$ (4,500)	$ (26)	$ (5,560)

5.	DEFERRED CHARGES AND OTHER ASSETS

	December 31,
(dollars in thousands)	2011	2010
Deferred leasing costs	$ 261,106	$ 241,281
Deferred financing costs	16,158	20,149
	277,264	261,430
Accumulated amortization	(123,597)	(120,580)
Deferred charges, net	153,667	140,850
In-place lease values, related intangible and other assets, net	28,055	41,155
Prepaid expenses and other assets, net	28,748	30,033

Total deferred charges and other assets, net	$ 210,470	$ 212,038

6.	RESTRICTED CASH

Restricted cash includes security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	December 31,
	2011	2010
Security deposits	$ 7,198	$ 6,995
Escrow and other reserve funds	13,518	10,315

Total restricted cash	$ 20,716	$ 17,310

7.	DISCONTINUED OPERATIONS

The Company did not dispose of any properties during the year ended December 31, 2011.

The Company’s office property located at 105 Challenger Road in Ridgefield Park, New Jersey, aggregating 150,050 square feet, was collateral for a $19.5 million mortgage loan scheduled to mature on June 6, 2010.  The Company had recorded an impairment charge on the property of $16.6 million at December 31, 2009.   On June 1, 2010, the Company transferred the deed for 105 Challenger to the lender in satisfaction of its obligations.  As a result, the Company recorded a gain on the disposal of the office property of approximately $4.4 million in 2010.  The Company has presented this property as discontinued operations in its statements of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the years ended December 31, 2010 and 2009:  (dollars in thousands)

	Years Ended December 31,
	2010	2009
Total revenues	$2,255	$5,601
Operating and other expenses	(1,173)	(2,603)
Depreciation and amortization	(409)	(1,811)
Interest expense (net of interest income)	(431)	(1,204)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	242	(17)
Impairment charge on rental property	--	(16,563)
Realized gains (losses) and unrealized losses on
disposition of rental property, net	4,447	--

Total discontinued operations, net	$4,689	$(16,580)

8.	SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of December 31, 2011 and 2010 is as follows:  (dollars in thousands)

	December 31,	December 31,	Effective
	2011	2010	Rate (1)
5.250% Senior Unsecured Notes, due January 15, 2012 (2)	$ 99,988	$ 99,793	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012	94,438	93,946	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013	25,972	25,861	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	99,958	99,930	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,509	200,749	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,717	149,625	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,313	200,389	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	248,372	248,158	8.017%

Total Senior Unsecured Notes	$1,119,267	$1,118,451

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2) These notes were paid at maturity, primarily from borrowing on the Company’s unsecured revolving credit facility.

On December 15, 2010, the Company redeemed $300 million principal amount of its 7.75 percent senior unsecured notes due February 15, 2011.  The redemption price, including a make-whole premium, was 101.225 percent of the principal amount of the notes, plus accrued and unpaid interest up to the redemption date.  The Company funded the redemption price, including accrued and unpaid interest, of approximately $311.4 million from borrowing on its unsecured revolving credit facility, as well as cash on hand.  In connection with the redemption, the Company recorded approximately $3.8 million as a loss from early extinguishment of debt in 2010.

9.	UNSECURED REVOLVING CREDIT FACILITY

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

As of December 31, 2011 and 2010, the Company had outstanding borrowings of $56 million and $228 million, respectively, under its unsecured revolving credit facility.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings was LIBOR plus 55 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of December 31, 2011 and 2010, the Company had no outstanding borrowings under the Money Market Loan.

10.	MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of December 31, 2011, 32 of the Company’s properties, with a total book value of approximately $950,891,000, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2011 and 2010 is as follows: (dollars in thousands)

		Effective
		Interest	December 31,
Property Name	Lender	Rate (a)	2011	2010	Maturity
2200 Renaissance Boulevard (b)	Wachovia CMBS	5.888%	$ 16,171	$ 16,171	12/01/12
One Grande Commons (c)	Capital One Bank	LIBOR +2.00%	11,000	11,000	12/31/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.015%	15,531	16,089	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%	4,479	4,646	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%	6,245	6,475	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	10,781	11,270	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%	5,899	6,103	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	19,051	19,341	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.220%	62,127	61,224	08/11/14
4 Sylvan	Wachovia CMBS	10.190%	14,438	14,395	08/11/14
10 Independence	Wachovia CMBS	12.440%	15,908	15,606	08/11/14
4 Becker	Wachovia CMBS	9.550%	37,769	37,096	05/11/16
5 Becker	Wachovia CMBS	12.830%	12,056	11,599	05/11/16
210 Clay	Wachovia CMBS	13.420%	11,844	11,467	05/11/16
51 Imclone	Wachovia CMBS	8.390%	3,886	3,893	05/11/16
Various (d)	Prudential Insurance	6.332%	150,000	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	31,002	31,537	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%	231,603	234,521	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	19,241	19,443	02/01/19
One River Center (e)	Guardian Life Insurance Co.	7.311%	44,079	44,540	02/01/19
581 Main Street (f)	Valley National Bank	6.935% (g)	16,338	16,627	07/01/34

Total mortgages, loans payable and other obligations			$739,448	$743,043

(a)   Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)   The property does not generate sufficient cash flow to meet debt service requirements.  As a result, beginning January 2011, debt service has not been made and the Company is currently in discussion with the lender regarding a deed in lieu of foreclosure.  As of December 31, 2010, the Company estimated that the carrying value of the property may not be recoverable over its anticipated holding period. In order to reduce the carrying value of the property to its estimated fair market value, the Company recorded an impairment charge of approximately $9.5 million in 2010.

(c) The mortgage loan has two one-year extension options subject to certain conditions and the payment of a fee.
(d) Mortgage is collateralized by seven properties. The Operating Partnership has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.
(e) Mortgage is collateralized by the three properties comprising One River Center.
(f) The Operating Partnership has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.
(g)   The coupon interest rate will be reset at the end of year 10 (2019) and year 20 (2029) at 225 basis points over the 10-year treasury yield 45 days prior to the reset dates with a minimum rate of 6.875 percent.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments and related weighted average annual interest rates for the Company’s senior unsecured notes (see Note 8), unsecured revolving credit facility and mortgages, loans payable and other obligations as of December 31, 2011 are as follows: (dollars in thousands)

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2012	$11,159	$221,148	$232,307	6.05%
2013	11,315	145,223	156,538	5.39%
2014	10,468	335,257	345,725	6.82%
2015	8,941	205,500	214,441	4.41%	(b)
2016	8,753	273,120	281,873	7.16%
Thereafter	26,992	679,562	706,554	7.15%
Sub-total	77,628	1,859,810	1,937,438
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
December 31, 2011	(23,223)	--	(23,223)

Totals/Weighted Average	$54,405	$1,859,810	$1,914,215	6.46%

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.29 percent as of December 31, 2011.
(b) Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $2.6 million for the year ended December 31, 2011.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2011, 2010 and 2009 was $116,772,000, $153,608,000 and $131,912,000, respectively.  Interest capitalized by the Company for the years ended December 31, 2011, 2010 and 2009 was $1,081,000, $1,912,000 and $1,401,000, respectively.

SUMMARY OF INDEBTEDNESS
As of December 31, 2011, the Company’s total indebtedness of $1,914,215,000 (weighted average interest rate of 6.46 percent) was comprised of $66,500,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.77 percent) and fixed rate debt and other obligations of $1,847,715,000 (weighted average rate of 6.63 percent).

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

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  The Company did not make any contributions nor recognize any expense for the 401(k) Plan for each of the three years ended December 31, 2011, 2010 and 2009, respectively.

12.	DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2011 and 2010.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2011 and 2010.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregate approximately $2.1 billion and $2.2 billion as compared to the book value of approximately $1.9 billion and $2.1 billion as of December 31, 2011 and 2010, respectively.  The fair value of the Company’s long-term debt is estimated on a level 2 basis (as provided by ASC 820, Fair Value Measurements and Disclosures), using a discounted cash flow analysis based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2011 and 2010.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2011 and current estimates of fair value may differ significantly from the amounts presented herein.

13.	COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $990,000, $1.2 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $3.4 million, $3.8 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2011, are as follows: (dollars in thousands)

Year	Amount
2012	$ 367
2013	351
2014	367
2015	371
2016	371
2017 through 2084	16,318

Total	$18,145

Ground lease expense incurred by the Company during the years ended December 31, 2011, 2010 and 2009 amounted to $406,000, $490,000 and $734,000, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprising seven properties with an aggregate net book value of approximately $131.6 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, director, and John J. Cali, a former director).  129 of the Company’s properties, with an aggregate net book value of approximately $1.7 billion, have lapsed restrictions and are subject to these conditions.

In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide. Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost of approximately $53.5 million (of which the Company has incurred $14.4 million through December 31, 2011).

On December 5, 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of up to 2 million square feet of residential space with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support two high-rise towers of approximately 500 apartment units each, and estimated to cost approximately $400 million.  The parties anticipate a fourth quarter 2012 ground breaking and the project will be ready for occupancy within approximately two years thereafter.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land.

The Development Agreement is subject to obtaining required approvals and development financing as well as numerous customary undertakings, covenants, obligations and conditions.  The Company has the right to reasonably determine that any phase of the Harborside Residential Project is not economically viable and may elect not to proceed, subject to certain conditions, with no further obligations to Ironstate other than reimbursement to Ironstate of all or a portion of the costs incurred by it to obtain any required approvals.

In January 2012, Michael A. Grossman, executive vice president, left the Company.  The Company expects to take a charge of approximately $1.4 million in the first quarter 2012 related to his departure.

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

Future minimum rentals to be received under non-cancelable operating leases at December 31, 2011 are as follows (dollars in thousands):

Year	Amount
2012	$ 581,668
2013	511,679
2014	449,777
2015	381,610
2016	329,344
2017 and thereafter	1,248,752

Total	$3,502,830

15.	MACK-CALI REALTY CORPORATION STOCKHOLDERS’ EQUITY

To maintain its qualification as a REIT, not more than 50 percent in value of the outstanding shares of the Company may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any taxable year of the Company, other than its initial taxable year (defined to include certain entities), applying certain constructive ownership rules.  To help ensure that the Company will not fail this test, the Company’s Charter provides, among other things, certain restrictions on the transfer of common stock to prevent further concentration of stock ownership.  Moreover, to evidence compliance with these requirements, the Company must maintain records that disclose the actual ownership of its outstanding common stock and demands written statements each year from the holders of record of designated percentages of its common stock requesting the disclosure of the beneficial owners of such common stock.

PREFERRED STOCK
The Company had 10,000 shares of eight-percent Series C cumulative redeemable perpetual preferred stock issued and outstanding (“Series C Preferred Stock”) in the form of 1,000,000 depositary shares ($25 stated value per depositary share).  Each depositary share represented 1/100th of a share of Series C Preferred Stock.

The Series C Preferred Stock had preference rights with respect to liquidation and distributions over the common stock. Holders of the Series C Preferred Stock, except under certain limited conditions, were not entitled to vote on any matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of the Series C Preferred Stock would have the right to elect two additional members to serve on the Company’s Board of Directors until dividends have been paid in full.  At December 31, 2011, there were no dividends in arrears.  The Series C Preferred Stock was essentially on an equivalent basis in priority with the preferred units of the Operating Partnership (See Note 16: Noncontrolling interests in subsidiaries).

On October 28, 2011, the Company redeemed its Series C Preferred Stock, at a price of $2,500 per share, plus accrued and unpaid dividends through the date prior to the redemption date.  The write off of preferred stock issuance costs of $164,000 is included in preferred stock dividends for the year ended December 31, 2011.

COMMON STOCK
On February 18, 2011, the Company completed a public offering of 7,187,500 shares of common stock and used the net proceeds, which totaled approximately $227.4 million (after offering costs) primarily to repay borrowings under its unsecured revolving credit facility.

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through December 31, 2011 under the Repurchase Program (none of which has occurred in 2010 and 2011).  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through December 31, 2011 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in September 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of December 31, 2011 and 2010, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 0.9 and 1.7 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Under	Exercise	Value
	Options	Price	$(000’s)
Outstanding at January 1, 2009	395,541	$28.77
Exercised	(18,917)	$26.66
Lapsed or canceled	(24,440)	$30.89
Outstanding at December 31, 2009	352,184	$28.74
Exercised	(55,508)	$27.10
Lapsed or canceled	(1,000)	$26.75
Outstanding at December 31, 2010 ($26.31 – $45.47)	295,676	$29.05	$ 1,186
Exercised	(107,806)	$28.27
Lapsed or canceled	(4,000)	$28.80
Outstanding at December 31, 2011 ($28.47 – $45.47)	183,870	$29.51	--
Options exercisable at December 31, 2010	295,676		$ 1,186
Options exercisable at December 31, 2011	183,870		--
Available for grant at December 31, 2010	2,425,073
Available for grant at December 31, 2011	2,343,337

Cash received from options exercised under all stock option plans was $3.0 million, $1.5 million and $504,000 for the years ended December 31, 2011, 2010 and 2009 respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $496,000, $349,000 and $123,000, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized no stock options expense for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the Company had $2.8 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of one year.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 187,447 unvested shares were outstanding at December 31, 2011.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 98,524 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2009	375,006	$ 34.46
Granted (a)	83,337	$ 32.27
Vested	(132,255)	$ 27.55
Forfeited	(3,000)	$ 49.61
Outstanding at December 31, 2009	323,088	$ 36.58
Granted (b)	111,127	$ 32.10
Vested	(170,978)	$ 34.74
Forfeited	(23,478)	$ 35.70
Outstanding at December 31, 2010	239,759	$ 35.90
Granted (c)	81,736	$ 25.38
Vested	(134,048)	$ 32.39
Outstanding at December 31, 2011	187,447	$ 33.82

(a)   Included in the 83,337 Restricted Stock Awards granted in 2009 were 61,667 awards granted to the Company’s five executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas, Michael Grossman and Mark Yeager.

(b)   Included in the 111,127 Restricted Stock Awards granted in 2010 were 51,970 awards granted to the Company’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Michael Grossman.

(c)   Included in the 81,736 Restricted Stock Awards granted in 2011 were 51,970 awards granted to the Company’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Michael Grossman.

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

During the years ended December 31, 2011, 2010 and 2009, 14,886, 12,563 and 15,082 deferred stock units were earned, respectively.  As of December 31, 2011 and 2010, there were 98,009 and 84,236 director stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2011, 2010 and 2009 in accordance with ASC 260, Earning Per Share: (dollars in thousands)

	Year Ended December 31,
Computation of Basic EPS	2011	2010	2009
Income from continuing operations	$81,387	$58,750	$80,308
Add: Noncontrolling interest in consolidated joint ventures	402	262	943
Deduct: Noncontrolling interest in Operating Partnership	(10,369)	(8,133)	(12,550)
Deduct: Preferred stock dividends	(1,736)	(2,000)	(2,000)
Income from continuing operations available to common shareholders	69,684	48,879	66,701
Income (loss) from discontinued operations available to common
shareholders	--	4,021	(14,133)
Net income available to common shareholders	$69,684	$52,900	$52,568

Weighted average common shares	86,047	79,224	74,318

Basic EPS:
Income from continuing operations available to common shareholders	$0.81	$0.62	$0.90
Income (loss) from discontinued operations available to common
shareholders	--	0.05	(0.19)
Net income available to common shareholders	$0.81	$0.67	$0.71

	Year Ended December 31,
Computation of Diluted EPS	2011	2010	2009
Income from continuing operations available to common shareholders	$69,684	$48,879	$66,701
Add: Noncontrolling interest in Operating Partnership	10,369	8,133	12,550
Income from continuing operations for diluted earnings per share	80,053	57,012	79,251
Income (loss) from discontinued operations for diluted earnings
per share	--	4,689	(16,580)
Net income available to common shareholders	$80,053	$61,701	$62,671

Weighted average common shares	98,962	92,477	88,389

Diluted EPS:
Income from continuing operations available to common shareholders	$0.81	$0.62	$0.90
Income (loss) from discontinued operations available to common
shareholders	--	0.05	(0.19)
Net income available to common shareholders	$0.81	$0.67	$0.71

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Year Ended December 31,
	2011	2010	2009
Basic EPS shares	86,047	79,224	74,318
Add:Operating Partnership – common units	12,808	13,149	14,028
Stock options	18	44	1
Restricted Stock Awards	89	60	42
Diluted EPS Shares	98,962	92,477	88,389

Not included in the computations of diluted EPS were 15,000, 15,000 and 307,184 stock options as such securities were anti-dilutive during the years ended December 31, 2011, 2010 and 2009, respectively.  Unvested restricted stock outstanding as of December 31, 2011, 2010 and 2009 were 187,447, 239,759 and 323,088, respectively.

Dividends declared per common share for each of the years ended December 31, 2011, 2010 and 2009 was $1.80 per share.

16.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) preferred units (“Preferred Units”) and common units in the Operating Partnership, held by parties other than the Company, and (ii) interests in consolidated joint ventures for the portion of such properties not owned by the Company.

OPERATING PARTNERSHIP

Preferred Units
In connection with the Company’s issuance of $25 million of Series C Preferred Stock, the Company acquired from the Operating Partnership $25 million of Series C Preferred Units (the “Series C Preferred Units”), which had terms essentially identical to the Series C Preferred Stock.  In connection with the Company’s redemption of Series C Preferred Stock on October 28, 2011, the Operating Partnership redeemed from the company all issued and outstanding Series C Preferred Units.  See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity – Preferred Stock.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the years ended December 31, 2011, 2010 and 2009:

Common
Units
Balance at January 1, 2009	14,437,731
Redemption of common units for shares of common stock	(942,695)
Balance at December 31, 2009	13,495,036
Redemption of common units for shares of common stock	(487,368)
Balance at December 31, 2010	13,007,668
Redemption of common units for shares of common stock	(810,546)

Balance at December 31, 2011	12,197,122

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2011, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $9.4 million as of December 31, 2011.

NONCONTROLLING INTEREST OWNERSHIP
As of December 31, 2011 and 2010, the noncontrolling interest common unitholders owned 12.2 percent and 14.0 percent of the Operating Partnership, respectively.

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

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the years ended December 31, 2011, 2010 and 2009.  The Company had no long lived assets in foreign locations as of December 31, 2011, 2010 and 2009.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the years ended December 31, 2011, 2010 and 2009 and selected asset information as of December 31, 2011 and 2010 regarding the Company’s operating segments are as follows: (dollars in thousands)

	Real Estate	Construction Services	Corporate & Other (d)	Total Company
Total revenues:
2011	$709,120	$13,079	$2,080	$724,279
2010	726,394	63,703	(2,617)	787,480
2009	733,287	31,207	(5,569)	758,925

Total operating and interest expenses (a):
2011	$280,079	$13,874	$157,374	$451,327	(e)
2010	284,694	63,141	178,730	526,565	(f)
2009	270,906	31,816	171,296	474,018	(g)

Equity in earnings (loss) of unconsolidated
joint ventures:
2011	$2,022	--	--	$2,022
2010	2,276	--	--	2,276
2009	(5,560)	--	--	(5,560)

Net operating income (loss) (b):
2011	$431,063	$(795)	$(155,294)	$274,974	(e)
2010	443,976	562	(181,347)	263,191	(f)
2009	456,821	(609)	(176,865)	279,347	(g)

Total assets:
2011	$4,272,469	$7,022	$16,268	$4,295,759
2010	4,332,408	13,929	16,129	4,362,466

Total long-lived assets (c):
2011	$4,034,651	--	$2,272	$4,036,923
2010	4,096,242	--	2,630	4,098,872

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

(e)	Excludes $193,587 of depreciation and amortization.
(f)	Excludes $191,168 of depreciation and amortization and $9,521 of impairment charge on rental property.
(g)   Excludes $200,732 of depreciation and amortization.

18.	RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Company, David S. Mack, a director of the Company, and Earle I. Mack, a former director of the Company, are the executive officers, directors and stockholders of a corporation that leases approximately 7,801 square feet at one of the Company’s office properties on a month-to-month basis.  The Company has recognized $253,000, $250,000 and $255,000 in revenue under this lease for the years ended December 31, 2011, 2010 and 2009, respectively, and had $0 accounts receivable from the corporation as of December 31, 2011 and 2010.

The Company has conducted business with certain entities (“RMC Entity” or “RMC Entities”), whose principals include Timothy M. Jones (a former president of the Company), Martin S. Berger (former member of the Company’s Board of Directors) and Robert F. Weinberg (current member of the Company’s Board of Directors).  In connection with the Company’s acquisition of 65 Class A properties from The Robert Martin Company (“Robert Martin”) on January 31, 1997, as subsequently modified, the Company granted Robert Martin the right to designate one seat on the Company’s Board of Directors (“RM Board Seat”), which right has since expired.  The RM Board Seat had historically been shared between Robert F. Weinberg and Martin S. Berger, each of whom had agreed that, for so long as either of them serves on the Board of Directors, that such board seat would be rotated among Mr. Berger and Mr. Weinberg annually at the time of each annual meeting of stockholders.  At the Company’s 2003 annual meeting of stockholders, Mr. Berger was elected to the Board of Directors and he continued to share his board seat with Mr. Weinberg.  At the Company’s 2006 annual meeting of stockholders, Mr. Weinberg was elected to the Board of Directors and he continued to share his board seat with Mr. Berger.  At the Company’s 2009 annual meeting of stockholders, Mr. Berger was elected to the Board of Directors and he continued to share his board seat with Mr. Weinberg.  On September 13, 2011, the Company was advised that Mr. Berger had died on September 12, 2011. At its regularly scheduled meeting on September 14, 2011, the Board of Directors of the Company appointed Mr. Weinberg to fill the vacancy of Mr. Berger’s unexpired term as a Class III director.   The business that the Company has conducted with RMC Entities was as follows:

(1)
The Company provides management, leasing and construction-related services to properties in which RMC Entities have an ownership interest.  The Company recognized approximately $1.2 million, $1.4 million and $1.6 million in revenue from RMC Entities for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011 and 2010, respectively, the Company had $92,000 and $75,000 in accounts receivable from RMC Entities.

(2)
An RMC Entity leases space at one of the Company’s office properties for approximately 4,860 square feet on a month-to-month basis.  The Company has recognized $130,000, $137,000 and $140,000, in revenue under this lease for the years ended December 31, 2011, 2010 and 2009, respectively, and had $0 accounts receivable due from the RMC Entity, as of December 31, 2011 and 2010.

The Company provides administrative support and related services to John J. Cali, who served as the Chairman Emeritus and a Board member of the Company, for which it was reimbursed $97,000, $101,000 and $115,000 from Mr. Cali for the years ended December 31, 2011, 2010 and 2009, respectively.  An affiliate of Mr. Cali has leases totaling 2,631 square feet of space at one of the Company’s office properties, which are scheduled to expire at the end of 2014.  The Company recognized approximately $69,000, $68,000 and $68,000 in total revenue under the leases for the years ended December 31, 2011, 2010 and 2009, respectively, and had $15,000 and $17,000 in accounts receivable from the affiliate as of December 31, 2011 and 2010.

19.	CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2011	December 31	September 30	June 30	March 31
Total revenues	$179,687	$177,155	$181,107	$186,330
Operating and other expenses	69,844	62,661	69,921	75,966
Direct construction costs	2,802	2,290	2,784	3,582
General and administrative	9,003	8,683	9,226	8,629
Depreciation and amortization	48,673	48,498	48,268	48,148
Impairment charge on rental property	--	--	--	--
Total expenses	130,322	122,132	130,199	136,325
Operating Income	49,365	55,023	50,908	50,005
Interest expense	(31,784)	(31,489)	(31,363)	(31,339)
Interest and other investment income	9	10	10	10
Equity in earnings (loss) of unconsolidated
joint ventures	848	539	736	(101)
Loss from early extinguishment of debt	--	--	--	--
Gain on reduction of other obligations	--	--	--	--
Total other (expense) income	(30,927)	(30,940)	(30,617)	(31,430)
Income (loss) from continuing operations	18,438	24,083	20,291	18,575
Discontinued operations:
Income (loss) from discontinued operations	--	--	--	--
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	--	--
Total discontinued operations, net	--	--	--	--
Net income (loss)	18,438	24,083	20,291	18,575
Noncontrolling interest in consolidated joint ventures	94	96	102	110
Noncontrolling interest in Operating Partnership	(2,338)	(3,015)	(2,560)	(2,456)
Noncontrolling interest in discontinued operations	--	--	--	--
Preferred stock dividends	(72)	(664)	(500)	(500)
Net income (loss) available to common shareholders	$ 16,122	$ 20,500	$ 17,333	$ 15,729

Basic earnings per common share:
Income (loss) from continuing operations	$ 0.18	$ 0.24	$ 0.20	$ 0.19
Discontinued operations	--	--	--	--
Net income (loss) available to common shareholders	$ 0.18	$ 0.24	$ 0.20	$ 0.19

Diluted earnings per common share:
Income (loss) from continuing operations	$ 0.18	$ 0.24	$ 0.20	$ 0.19
Discontinued operations	--	--	--	--
Net income (loss) available to common shareholders	$ 0.18	$ 0.24	$ 0.20	$ 0.19

Dividends declared per common share	$ 0.45	$ 0.45	$ 0.45	$ 0.45

Quarter Ended 2010	December 31	September 30	June 30	March 31
Total revenues	$192,156	$197,956	$202,785	$194,583
Operating and other expenses	67,913	73,089	70,394	70,668
Direct construction costs	12,667	15,884	21,411	10,293
General and administrative	8,939	8,992	8,658	8,414
Depreciation and amortization	47,226	47,978	47,474	48,490
Impairment charge on rental property	9,521	--	--	--
Total expenses	146,266	145,943	147,937	137,865
Operating Income	45,890	52,013	54,848	56,718
Interest expense	(35,982)	(36,941)	(37,335)	(39,071)
Interest and other investment income	13	34	18	21
Equity in earnings (loss) of unconsolidated
joint ventures	2,063	475	260	(522)
Loss from early extinguishment of debt	(3,752)	--	--	--
Gain on reduction of other obligations	--	--	--	--
Total other (expense) income	(37,658)	(36,432)	(37,057)	(39,572)
Income (loss) from continuing operations	8,232	15,581	17,791	17,146
Discontinued operations:
Income (loss) from discontinued operations	--	--	11	231
Realized gains (losses) and unrealized losses
on disposition of rental property, net	--	--	4,447	--
Total discontinued operations, net	--	--	4,458	231
Net income (loss)	8,232	15,581	22,249	17,377
Noncontrolling interest in consolidated joint ventures	(19)	108	86	87
Noncontrolling interest in Operating Partnership	(1,086)	(2,150)	(2,475)	(2,422)
Noncontrolling interest in discontinued operations	--	--	(635)	(33)
Preferred stock dividends	(500)	(500)	(500)	(500)
Net income (loss) available to common shareholders	$ 6,627	$ 13,039	$ 18,725	$ 14,509

Basic earnings per common share:
Income (loss) from continuing operations	$ 0.09	$ 0.16	$ 0.19	$ 0.18
Discontinued operations	--	--	0.05	--
Net income (loss) available to common shareholders	$ 0.09	$ 0.16	$ 0.24	$ 0.18

Diluted earnings per common share:
Income (loss) from continuing operations	$ 0.09	$ 0.16	$ 0.19	$ 0.18
Discontinued operations	--	--	0.05	--
Net income (loss) available to common shareholders	$ 0.09	$ 0.16	$ 0.24	$ 0.18

Dividends declared per common share	$ 0.45	$ 0.45	$ 0.45	$ 0.45

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2011
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (G)

NEW JERSEY
Bergen County
Fair Lawn
17-17 Rte 208 North (A)	1987	1995	--	$ 3,067	$ 19,415	$ 3,780	$ 3,067	$ 23,195	$ 26,262	$ 9,119
Fort Lee
One Bridge Plaza (A)	1981	1996	--	2,439	24,462	7,481	2,439	31,943	34,382	11,737
2115 Linwood Avenue (A)	1981	1998	--	474	4,419	4,473	474	8,892	9,366	2,629
Little Ferry
200 Riser Road (A)	1974	1997	--	3,888	15,551	413	3,888	15,964	19,852	5,670
Lyndhurst
210 Clay Avenue (A)	1978	2009	$ 11,844	2,300	11,189	--	2,300	11,189	13,489	1,302
Montvale
95 Chestnut Ridge Road (A)	1975	1997	--	1,227	4,907	209	1,227	5,116	6,343	1,811
135 Chestnut Ridge Road (A)	1981	1997	--	2,587	10,350	1,314	2,588	11,663	14,251	4,051
Paramus
15 East Midland Avenue (A)	1988	1997	13,000	10,375	41,497	663	10,374	42,161	52,535	14,690
140 East Ridgewood
Avenue (A)	1981	1997	12,250	7,932	31,463	6,078	7,932	37,541	45,473	13,091
461 From Road (A)	1988	1997	--	13,194	52,778	619	13,194	53,397	66,591	18,683
650 From Road (A)	1978	1997	23,500	10,487	41,949	7,144	10,487	49,093	59,580	18,361
61 South Paramus Road (A) (H)	1985	1997	23,000	9,005	36,018	7,150	9,005	43,168	52,173	15,533
Rochelle Park
120 West Passaic Street (A)	1972	1997	--	1,354	5,415	95	1,357	5,507	6,864	1,964
365 West Passaic Street (A)	1976	1997	12,250	4,148	16,592	3,849	4,148	20,441	24,589	7,150
395 West Passaic Street (A)	1979	2006	10,781	2,550	17,131	1,049	2,550	18,180	20,730	3,729
Upper Saddle River
1 Lake Street (A)	1994	1997	42,000	13,952	55,812	1,409	13,953	57,220	71,173	19,701
10 Mountainview Road (A)	1986	1998	--	4,240	20,485	3,012	4,240	23,497	27,737	8,890
Woodcliff Lake
400 Chestnut Ridge Road (A)	1982	1997	--	4,201	16,802	5,080	4,201	21,882	26,083	9,359
470 Chestnut Ridge Road (A)	1987	1997	--	2,346	9,385	1,517	2,346	10,902	13,248	3,954
530 Chestnut Ridge Road (A)	1986	1997	--	1,860	7,441	210	1,860	7,651	9,511	2,613
50 Tice Boulevard (A)	1984	1994	24,000	4,500	--	25,376	4,500	25,376	29,876	15,874
300 Tice Boulevard (A)	1991	1996	--	5,424	29,688	5,039	5,424	34,727	40,151	12,695

Burlington County
Burlington
3 Terri Lane (B)	1991	1998	--	652	3,433	2,019	658	5,446	6,104	2,193
5 Terri Lane (B)	1992	1998	--	564	3,792	2,550	569	6,337	6,906	2,370
Moorestown
2 Commerce Drive (B)	1986	1999	--	723	2,893	741	723	3,634	4,357	1,207
101 Commerce Drive (B)	1988	1998	--	422	3,528	436	426	3,960	4,386	1,451
102 Commerce Drive (B)	1987	1999	--	389	1,554	538	389	2,092	2,481	713
201 Commerce Drive (B)	1986	1998	--	254	1,694	480	258	2,170	2,428	889
202 Commerce Drive (B)	1988	1999	--	490	1,963	774	490	2,737	3,227	1,015
1 Executive Drive (B)	1989	1998	--	226	1,453	586	228	2,037	2,265	880
2 Executive Drive (B)	1988	2000	--	801	3,206	960	801	4,166	4,967	1,599
101 Executive Drive (B)	1990	1998	--	241	2,262	713	244	2,972	3,216	1,218
102 Executive Drive (B)	1990	1998	--	353	3,607	370	357	3,973	4,330	1,379
225 Executive Drive (B)	1990	1998	--	323	2,477	485	326	2,959	3,285	1,148
97 Foster Road (B)	1982	1998	--	208	1,382	429	211	1,808	2,019	668
1507 Lancer Drive (B)	1995	1998	--	119	1,106	51	120	1,156	1,276	419
1245 North Church Street (B)	1998	2001	--	691	2,810	135	691	2,945	3,636	826
1247 North Church Street (B)	1998	2001	--	805	3,269	204	805	3,473	4,278	1,027

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2011
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (G)

1256 North Church Street (B)	1984	1998	--	354	3,098	517	357	3,612	3,969	1,321
840 North Lenola Road (B)	1995	1998	--	329	2,366	540	333	2,902	3,235	1,205
844 North Lenola Road (B)	1995	1998	--	239	1,714	346	241	2,058	2,299	881
915 North Lenola Road (B)	1998	2000	--	508	2,034	267	508	2,301	2,809	715
224 Strawbridge Drive (A)	1984	1997	--	766	4,335	3,209	767	7,543	8,310	2,910
228 Strawbridge Drive (A)	1984	1997	--	766	4,334	3,945	767	8,278	9,045	2,714
232 Strawbridge Drive (A)	1986	2004	--	1,521	7,076	1,953	1,521	9,029	10,550	2,300
2 Twosome Drive (B)	2000	2001	--	701	2,807	218	701	3,025	3,726	886
30 Twosome Drive (B)	1997	1998	--	234	1,954	490	236	2,442	2,678	961
31 Twosome Drive (B)	1998	2001	--	815	3,276	186	815	3,462	4,277	981
40 Twosome Drive (B)	1996	1998	--	297	2,393	313	301	2,702	3,003	1,111
41 Twosome Drive (B)	1998	2001	--	605	2,459	69	605	2,528	3,133	715
50 Twosome Drive (B)	1997	1998	--	301	2,330	92	304	2,419	2,723	897

Gloucester County
West Deptford
1451 Metropolitan Drive (B)	1996	1998	--	203	1,189	30	206	1,216	1,422	451

Essex County
Millburn
150 J.F. Kennedy Parkway (A)	1980	1997	--	12,606	50,425	8,537	12,606	58,962	71,568	23,851
Roseland
4 Becker Farm Road (A)	1983	2009	37,769	5,600	38,285	1,286	5,600	39,571	45,171	3,724
5 Becker Farm Road (A)	1982	2009	12,056	2,400	11,885	76	2,400	11,961	14,361	1,300
6 Becker Farm Road (A)	1983	2009	13,590	2,600	15,548	263	2,600	15,811	18,411	1,430
101 Eisenhower Parkway (A)	1980	1994	--	228	--	21,074	228	21,074	21,302	11,192
103 Eisenhower Parkway (A)	1985	1994	--	--	--	15,057	2,300	12,757	15,057	7,763
105 Eisenhower Parkway (A)	2001	2001	--	4,430	42,898	6,997	3,835	50,490	54,325	18,922
75 Livingston Avenue (A)	1985	2009	10,401	1,900	6,312	198	1,900	6,510	8,410	955
85 Livingston Avenue (A)	1985	2009	14,561	2,500	14,238	122	2,500	14,360	16,860	1,401

Hudson County
Jersey City
Harborside Financial Center
Plaza 1 (A)	1983	1996	--	3,923	51,013	27,703	3,923	78,716	82,639	27,153
Harborside Financial Center
Plaza 2 (A)	1990	1996	--	17,655	101,546	19,433	15,071	123,563	138,634	47,505
Harborside Financial Center
Plaza 3 (A)	1990	1996	--	17,655	101,878	19,101	15,071	123,563	138,634	47,505
Harborside Financial Center
Plaza 4A (A)	2000	2000	--	1,244	56,144	11,196	1,244	67,340	68,584	21,686
Harborside Financial Center
Plaza 5 (A)	2002	2002	231,603	6,218	170,682	52,641	5,705	223,836	229,541	61,293
101 Hudson Street (A)	1992	2004	--	45,530	271,376	6,440	45,530	277,816	323,346	57,486

Mercer County
Hamilton Township
3 AAA Drive (A)	1981	2007	--	242	3,218	1,144	242	4,362	4,604	764
100 Horizon Center
Boulevard (B)	1989	1995	--	205	1,676	226	315	1,792	2,107	783
200 Horizon Drive (B)	1991	1995	--	205	3,027	527	348	3,411	3,759	1,477
300 Horizon Drive (B)	1989	1995	--	379	4,355	1,742	521	5,955	6,476	2,937
500 Horizon Drive (B)	1990	1995	--	379	3,395	1,088	487	4,375	4,862	1,972
600 Horizon Drive (B)	2002	2002	--	--	7,549	650	685	7,514	8,199	1,705

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2011
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (G)

700 Horizon Drive (A)	2007	2007	--	490	43	16,492	865	16,160	17,025	2,059
2 South Gold Drive (A)	1974	2007	--	476	3,487	398	476	3,885	4,361	556
Princeton
103 Carnegie Center (A)	1984	1996	--	2,566	7,868	3,353	2,566	11,221	13,787	4,707
2 Independence Way (A)	1985	2009	--	1,300	7,246	125	1,300	7,371	8,671	748
3 Independence Way (A)	1983	1997	--	1,997	11,391	3,786	1,997	15,177	17,174	5,991
100 Overlook Center (A)	1988	1997	--	2,378	21,754	5,094	2,378	26,848	29,226	11,376
5 Vaughn Drive (A)	1987	1995	--	657	9,800	3,003	657	12,803	13,460	5,940

Middlesex County
East Brunswick
377 Summerhill Road (A)	1977	1997	--	649	2,594	412	649	3,006	3,655	1,084
Edison
343 Thornall Street (A)	1991	2006	--	6,027	39,101	5,054	6,027	44,155	50,182	9,194
Piscataway
30 Knightsbridge Road,
Building 3 (A)	1977	2004	--	1,030	7,269	346	1,034	7,611	8,645	1,451
30 Knightsbridge Road,
Building 4 (A)	1977	2004	--	1,433	10,121	385	1,429	10,510	11,939	2,004
30 Knightsbridge Road,
Building 5 (A)	1977	2004	--	2,979	21,035	10,672	2,979	31,707	34,686	8,574
30 Knightsbridge Road,
Building 6 (A)	1977	2004	--	448	3,161	4,483	448	7,644	8,092	1,897
Plainsboro
500 College Road East (A) (H)	1984	1998	--	614	20,626	5,790	614	26,416	27,030	8,443
Woodbridge
581 Main Street (A)	1991	1997	16,338	3,237	12,949	24,780	8,115	32,851	40,966	11,960

Monmouth County
Freehold
2 Paragon Way (A)	1989	2005	--	999	4,619	1,035	999	5,654	6,653	1,248
3 Paragon Way (A)	1991	2005	--	1,423	6,041	2,168	1,423	8,209	9,632	1,938
4 Paragon Way (A)	2002	2005	--	1,961	8,827	(469)	1,961	8,358	10,319	1,546
100 Willowbrook Road (A)	1988	2005	--	1,264	5,573	1,129	1,264	6,702	7,966	1,619
Holmdel
23 Main Street (A)	1977	2005	31,002	4,336	19,544	8,903	4,336	28,447	32,783	7,737
Middletown
One River Center,
Building 1 (A)	1983	2004	11,290	3,070	17,414	2,896	2,451	20,929	23,380	5,589
One River Center,
Building 2 (A)	1983	2004	12,664	2,468	15,043	1,729	2,452	16,788	19,240	3,302
One River Center,
Building 3 (A)	1984	2004	20,125	4,051	24,790	5,526	4,627	29,740	34,367	5,625
Neptune
3600 Route 66 (A)	1989	1995	--	1,098	18,146	1,483	1,098	19,629	20,727	7,813
Wall Township
1305 Campus Parkway (A)	1988	1995	--	335	2,560	619	291	3,223	3,514	1,520
1325 Campus Parkway (B)	1988	1995	--	270	2,928	1,058	270	3,986	4,256	1,887
1340 Campus Parkway (B)	1992	1995	--	489	4,621	1,876	489	6,497	6,986	2,823
1345 Campus Parkway (B)	1995	1997	--	1,023	5,703	1,748	1,024	7,450	8,474	3,110
1350 Campus Parkway (A)	1990	1995	--	454	7,134	1,382	454	8,516	8,970	3,784
1433 Highway 34 (B)	1985	1995	--	889	4,321	1,402	889	5,723	6,612	2,546

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2011
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (G)

1320 Wyckoff Avenue (B)	1986	1995	--	255	1,285	259	216	1,583	1,799	612
1324 Wyckoff Avenue (B)	1987	1995	--	230	1,439	340	190	1,819	2,009	824

Morris County
Florham Park
325 Columbia Parkway (A)	1987	1994	--	1,564	--	16,117	1,564	16,117	17,681	8,858
Morris Plains
250 Johnson Road (A)	1977	1997	--	2,004	8,016	1,854	2,004	9,870	11,874	3,754
201 Littleton Road (A)	1979	1997	--	2,407	9,627	1,382	2,407	11,009	13,416	3,712
Morris Township
412 Mt. Kemble Avenue (A)	1985	2004	--	4,360	33,167	13,894	4,360	47,061	51,421	11,134
Parsippany
4 Campus Drive (A)	1983	2001	--	5,213	20,984	3,279	5,213	24,263	29,476	7,662
6 Campus Drive (A)	1983	2001	--	4,411	17,796	3,565	4,411	21,361	25,772	6,695
7 Campus Drive (A)	1982	1998	--	1,932	27,788	5,925	1,932	33,713	35,645	11,122
8 Campus Drive (A)	1987	1998	--	1,865	35,456	4,022	1,865	39,478	41,343	15,217
9 Campus Drive (A)	1983	2001	--	3,277	11,796	17,132	5,842	26,363	32,205	8,815
4 Century Drive (A)	1981	2004	--	1,787	9,575	2,155	1,787	11,730	13,517	2,715
5 Century Drive (A)	1981	2004	--	1,762	9,341	2,263	1,762	11,604	13,366	2,316
6 Century Drive (A)	1981	2004	--	1,289	6,848	3,423	1,289	10,271	11,560	3,504
2 Dryden Way (A)	1990	1998	--	778	420	110	778	530	1,308	190
4 Gatehall Drive (A)	1988	2000	--	8,452	33,929	4,163	8,452	38,092	46,544	12,051
2 Hilton Court (A)	1991	1998	--	1,971	32,007	5,657	1,971	37,664	39,635	13,330
1633 Littleton Road (A)	1978	2002	--	2,283	9,550	163	2,355	9,641	11,996	3,225
600 Parsippany Road (A)	1978	1994	--	1,257	5,594	2,695	1,257	8,289	9,546	3,667
1 Sylvan Way (A)	1989	1998	--	1,689	24,699	2,352	1,021	27,719	28,740	8,933
4 Sylvan Way (A)	1983	2009	14,438	2,400	13,486	--	2,400	13,486	15,886	1,358
5 Sylvan Way (A)	1989	1998	--	1,160	25,214	2,740	1,161	27,953	29,114	10,311
7 Sylvan Way (A)	1987	1998	--	2,084	26,083	2,091	2,084	28,174	30,258	11,161
22 Sylvan Way (A)	2009	2009	--	14,600	44,392	78	14,600	44,470	59,070	4,457
20 Waterview Boulevard (A)	1988	2009	23,575	4,500	27,246	63	4,500	27,309	31,809	2,411
35 Waterview Boulevard (A)	1990	2006	19,051	5,133	28,059	1,137	5,133	29,196	34,329	5,341
5 Wood Hollow Road (A)	1979	2004	--	5,302	26,488	15,089	5,302	41,577	46,879	10,040

Passaic County
Clifton
777 Passaic Avenue (A)	1983	1994	--	--	--	7,026	1,100	5,926	7,026	3,523
Totowa
1 Center Court (B)	1999	1999	--	270	1,824	490	270	2,314	2,584	620
2 Center Court (B)	1998	1998	--	191	--	2,255	191	2,255	2,446	835
11 Commerce Way (B)	1989	1995	--	586	2,986	541	586	3,527	4,113	1,324
20 Commerce Way (B)	1992	1995	--	516	3,108	26	516	3,134	3,650	1,267
29 Commerce Way (B)	1990	1995	--	586	3,092	908	586	4,000	4,586	1,791
40 Commerce Way (B)	1987	1995	--	516	3,260	1,217	516	4,477	4,993	1,460
45 Commerce Way (B)	1992	1995	--	536	3,379	468	536	3,847	4,383	1,539
60 Commerce Way (B)	1988	1995	--	526	3,257	628	526	3,885	4,411	1,679
80 Commerce Way (B)	1996	1996	--	227	--	1,270	227	1,270	1,497	463
100 Commerce Way (B)	1996	1996	--	226	--	1,270	226	1,270	1,496	462
120 Commerce Way (B)	1994	1995	--	228	--	1,328	229	1,327	1,556	536
140 Commerce Way (B)	1994	1995	--	229	--	1,326	228	1,327	1,555	536
999 Riverview Drive (A)	1988	1995	--	476	6,024	2,419	1,102	7,817	8,919	3,397

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2011
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (G)

Somerset County
Basking Ridge
222 Mt. Airy Road (A)	1986	1996	--	775	3,636	2,958	775	6,594	7,369	2,756
233 Mt. Airy Road (A)	1987	1996	--	1,034	5,033	1,650	1,034	6,683	7,717	3,422
Bernards
106 Allen Road (A)	2000	2000	--	3,853	14,465	3,128	4,093	17,353	21,446	7,632
Branchburg
51 Imclone Drive (A)	1978	2009	3,886	1,900	3,475	(1)	1,900	3,474	5,374	310
Bridgewater
55 Corporate Drive (A)	2011	2011		13,338	26,637	6,407	13,338	33,044	46,382	643
440 Route 22 East (A)	1990	2010	11,000	3,986	13,658	3,882	3,986	17,540	21,526	832
721 Route 202/206 (A)	1989	1997	--	6,730	26,919	8,945	6,730	35,864	42,594	13,319
Warren
10 Independence Boulevard (A)	1988	2009	15,908	2,300	15,499	161	2,300	15,660	17,960	1,504

Union County
Clark
100 Walnut Avenue (A)	1985	1994	19,241	--	--	17,715	1,822	15,893	17,715	9,840
Cranford
6 Commerce Drive (A)	1973	1994	--	250	--	2,867	250	2,867	3,117	2,029
11 Commerce Drive (A)	1981	1994	--	470	--	5,865	470	5,865	6,335	4,472
12 Commerce Drive (A)	1967	1997	--	887	3,549	2,212	887	5,761	6,648	2,531
14 Commerce Drive (A)	1971	2003	--	1,283	6,344	1,110	1,283	7,454	8,737	1,831
20 Commerce Drive (A)	1990	1994	--	2,346	--	20,003	2,346	20,003	22,349	9,838
25 Commerce Drive (A)	1971	2002	--	1,520	6,186	692	1,520	6,878	8,398	2,502
65 Jackson Drive (A)	1984	1994	--	541	--	6,768	542	6,767	7,309	4,446
New Providence
890 Mountain Road (A)	1977	1997	--	2,796	11,185	5,173	3,765	15,389	19,154	5,350

NEW YORK
New York County
New York
125 Broad Street (A)	1970	2007	--	50,191	207,002	19,426	50,191	226,428	276,619	26,114

Rockland County
Suffern
400 Rella Boulevard (A)	1988	1995	--	1,090	13,412	3,110	1,090	16,522	17,612	7,235

Westchester County
Elmsford
11 Clearbrook Road (B)	1974	1997	--	149	2,159	493	149	2,652	2,801	1,073
75 Clearbrook Road (B)	1990	1997	--	2,314	4,716	107	2,314	4,823	7,137	1,818
100 Clearbrook Road (A)	1975	1997	--	220	5,366	812	220	6,178	6,398	2,471
125 Clearbrook Road (B)	2002	2002	--	1,055	3,676	(51)	1,055	3,625	4,680	1,577
150 Clearbrook Road (B)	1975	1997	--	497	7,030	1,334	497	8,364	8,861	3,126
175 Clearbrook Road (B)	1973	1997	--	655	7,473	968	655	8,441	9,096	3,347
200 Clearbrook Road (B)	1974	1997	--	579	6,620	1,696	579	8,316	8,895	3,212
250 Clearbrook Road (B)	1973	1997	--	867	8,647	1,309	867	9,956	10,823	3,749
50 Executive Boulevard (B)	1969	1997	--	237	2,617	234	237	2,851	3,088	1,044
77 Executive Boulevard (B)	1977	1997	--	34	1,104	179	34	1,283	1,317	459
85 Executive Boulevard (B)	1968	1997	--	155	2,507	647	155	3,154	3,309	1,368
101 Executive Boulevard (A)	1971	1997	--	267	5,838	754	267	6,592	6,859	2,533
300 Executive Boulevard (B)	1970	1997	--	460	3,609	376	460	3,985	4,445	1,581

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2011
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (G)

350 Executive Boulevard (B)	1970	1997	--	100	1,793	15	100	1,808	1,908	674
399 Executive Boulevard (B)	1962	1997	--	531	7,191	163	531	7,354	7,885	2,734
400 Executive Boulevard (B)	1970	1997	--	2,202	1,846	819	2,202	2,665	4,867	907
500 Executive Boulevard (B)	1970	1997	--	258	4,183	690	258	4,873	5,131	2,023
525 Executive Boulevard (B)	1972	1997	--	345	5,499	910	345	6,409	6,754	2,373
700 Executive Boulevard (E)	N/A	1997	--	970	--	--	970	--	970	--
555 Taxter Road (A)	1986	2000	--	4,285	17,205	5,260	4,285	22,465	26,750	8,205
565 Taxter Road (A)	1988	2000	--	4,285	17,205	4,269	4,233	21,526	25,759	7,462
570 Taxter Road (A)	1972	1997	--	438	6,078	1,324	438	7,402	7,840	2,691
1 Warehouse Lane (C) (H)	1957	1997	--	3	268	265	3	533	536	199
2 Warehouse Lane (C) (H)	1957	1997	--	4	672	113	4	785	789	314
3 Warehouse Lane (C) (H)	1957	1997	--	21	1,948	526	21	2,474	2,495	1,076
4 Warehouse Lane (C) (H)	1957	1997	--	84	13,393	3,677	85	17,069	17,154	6,499
5 Warehouse Lane (C) (H)	1957	1997	--	19	4,804	1,490	19	6,294	6,313	2,581
6 Warehouse Lane (C) (H)	1982	1997	--	10	4,419	2,108	10	6,527	6,537	1,886
1 Westchester Plaza (B)	1967	1997	--	199	2,023	425	199	2,448	2,647	850
2 Westchester Plaza (B)	1968	1997	--	234	2,726	262	234	2,988	3,222	1,170
3 Westchester Plaza (B)	1969	1997	--	655	7,936	1,156	655	9,092	9,747	3,430
4 Westchester Plaza (B)	1969	1997	--	320	3,729	923	320	4,652	4,972	1,618
5 Westchester Plaza (B)	1969	1997	--	118	1,949	511	118	2,460	2,578	928
6 Westchester Plaza (B)	1968	1997	--	164	1,998	129	164	2,127	2,291	802
7 Westchester Plaza (B)	1972	1997	--	286	4,321	224	286	4,545	4,831	1,683
8 Westchester Plaza (B)	1971	1997	--	447	5,262	1,003	447	6,265	6,712	2,547
Hawthorne
200 Saw Mill River Road (B)	1965	1997	--	353	3,353	756	353	4,109	4,462	1,413
1 Skyline Drive (A)	1980	1997	--	66	1,711	301	66	2,012	2,078	820
2 Skyline Drive (A)	1987	1997	--	109	3,128	1,533	109	4,661	4,770	1,483
4 Skyline Drive (B)	1987	1997	--	363	7,513	2,889	363	10,402	10,765	3,840
5 Skyline Drive (B)	1980	2001	--	2,219	8,916	1,584	2,219	10,500	12,719	3,813
6 Skyline Drive (B)	1980	2001	--	740	2,971	1,021	740	3,992	4,732	1,436
7 Skyline Drive (A)	1987	1998	--	330	13,013	2,697	330	15,710	16,040	5,683
8 Skyline Drive (B)	1985	1997	--	212	4,410	1,048	212	5,458	5,670	2,147
10 Skyline Drive (B)	1985	1997	--	134	2,799	753	134	3,552	3,686	1,363
11 Skyline Drive (B) (H)	1989	1997	--	--	4,788	97	--	4,885	4,885	1,822
12 Skyline Drive (B) (H)	1999	1999	--	1,562	3,254	844	1,320	4,340	5,660	1,853
15 Skyline Drive (B) (H)	1989	1997	--	--	7,449	546	--	7,995	7,995	3,111
17 Skyline Drive (A) (H)	1989	1997	--	--	7,269	1,161	--	8,430	8,430	2,930
19 Skyline Drive (A)	1982	1997	--	2,355	34,254	1,189	2,356	35,442	37,798	13,597
Tarrytown
200 White Plains Road (A)	1982	1997	--	378	8,367	2,045	378	10,412	10,790	3,916
220 White Plains Road (A)	1984	1997	--	367	8,112	1,635	367	9,747	10,114	3,644
230 White Plains Road (D)	1984	1997	--	124	1,845	107	124	1,952	2,076	714
White Plains
1 Barker Avenue (A)	1975	1997	--	208	9,629	2,187	207	11,817	12,024	4,181
3 Barker Avenue (A)	1983	1997	--	122	7,864	2,250	122	10,114	10,236	4,430
50 Main Street (A)	1985	1997	--	564	48,105	11,866	564	59,971	60,535	21,892
11 Martine Avenue (A)	1987	1997	--	127	26,833	8,352	127	35,185	35,312	12,842
1 Water Street (A)	1979	1997	--	211	5,382	1,099	211	6,481	6,692	2,705
Yonkers
100 Corporate Boulevard (B)	1987	1997	--	602	9,910	1,515	602	11,425	12,027	4,477
200 Corporate Boulevard
South (B)	1990	1997	--	502	7,575	1,468	502	9,043	9,545	3,103
1 Enterprise Boulevard (E)	N/A	1997	--	1,379	--	1	1,380	--	1,380	--
1 Executive Boulevard (A)	1982	1997	--	1,104	11,904	3,267	1,105	15,170	16,275	6,006

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2011
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (G)

2 Executive Boulevard (D)	1986	1997	--	89	2,439	100	89	2,539	2,628	911
3 Executive Boulevard (A)	1987	1997	--	385	6,256	1,560	385	7,816	8,201	2,834
4 Executive Plaza (B)	1986	1997	--	584	6,134	2,061	584	8,195	8,779	3,913
6 Executive Plaza (B)	1987	1997	--	546	7,246	1,478	546	8,724	9,270	3,014
1 Odell Plaza (B)	1980	1997	--	1,206	6,815	2,145	1,206	8,960	10,166	3,137
3 Odell Plaza (A)	1984	2003	--	1,322	4,777	2,319	1,322	7,096	8,418	2,189
5 Odell Plaza (B)	1983	1997	--	331	2,988	882	331	3,870	4,201	1,544
7 Odell Plaza (B)	1984	1997	--	419	4,418	622	419	5,040	5,459	1,935

PENNSYLVANIA
Chester County
Berwyn
1000 Westlakes Drive (A)	1989	1997	--	619	9,016	546	619	9,562	10,181	3,720
1055 Westlakes Drive (A)	1990	1997	--	1,951	19,046	3,908	1,951	22,954	24,905	9,712
1205 Westlakes Drive (A)	1988	1997	--	1,323	20,098	2,943	1,323	23,041	24,364	8,856
1235 Westlakes Drive (A)	1986	1997	--	1,417	21,215	3,711	1,418	24,925	26,343	9,801

Delaware County
Lester
100 Stevens Drive (A)	1986	1996	--	1,349	10,018	3,915	1,349	13,933	15,282	6,038
200 Stevens Drive (A)	1987	1996	--	1,644	20,186	6,558	1,644	26,744	28,388	11,206
300 Stevens Drive (A)	1992	1996	--	491	9,490	1,710	491	11,200	11,691	4,586
Media
1400 Providence Rd,
Center I (A)	1986	1996	--	1,042	9,054	2,881	1,042	11,935	12,977	4,832
1400 Providence Rd,
Center II (A)	1990	1996	--	1,543	16,464	4,659	1,544	21,122	22,666	8,373

Montgomery County
Bala Cynwyd
150 Monument Road (A)	1981	2004	--	2,845	14,780	4,110	2,845	18,890	21,735	4,247
Blue Bell
4 Sentry Park (A)	1982	2003	--	1,749	7,721	1,004	1,749	8,725	10,474	1,942
5 Sentry Park East (A)	1984	1996	--	642	7,992	3,590	642	11,582	12,224	4,107
5 Sentry Park West (A)	1984	1996	--	268	3,334	616	268	3,950	4,218	1,441
16 Sentry Park West (A)	1988	2002	--	3,377	13,511	2,190	3,377	15,701	19,078	5,299
18 Sentry Park West (A)	1988	2002	--	3,515	14,062	2,157	3,515	16,219	19,734	5,397
King of Prussia
2200 Renaissance Blvd (A)	1985	2002	16,171	5,347	21,453	(9,121)	3,126	14,553	17,679	4,934
Lower Providence
1000 Madison Avenue (A)	1990	1997	--	1,713	12,559	3,393	1,714	15,951	17,665	6,213
Plymouth Meeting
1150 Plymouth Meeting
Mall (A)	1970	1997	--	125	499	31,474	6,219	25,879	32,098	10,076

CONNECTICUT
Fairfield County
Norwalk
40 Richards Avenue (A)	1985	1998	--	1,087	18,399	4,809	1,087	23,208	24,295	7,585
Stamford
1266 East Main Street (A)	1984	2002	15,531	6,638	26,567	5,263	6,638	31,830	38,468	9,184
419 West Avenue (B)	1986	1997	--	4,538	9,246	2,248	4,538	11,494	16,032	4,575

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2011
(dollars in thousands)

									SCHEDULE III

							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (F)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (G)

500 West Avenue (B)	1988	1997	--	415	1,679	61	415	1,740	2,155	643
550 West Avenue (B)	1990	1997	--	1,975	3,856	202	1,975	4,058	6,033	1,494
600 West Avenue (B)	1999	1999	--	2,305	2,863	839	2,305	3,702	6,007	1,150
650 West Avenue (B)	1998	1998	--	1,328	--	3,360	1,328	3,360	4,688	1,242

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue,
NW (A)	1940	1999	--	14,228	18,571	4,294	14,228	22,865	37,093	7,666
1400 L Street, NW (A)	1987	1998	--	13,054	27,423	7,246	13,054	34,669	47,723	13,128

MARYLAND
Prince George’s County
Greenbelt
Capital Office Park Parcel A (E)	N/A	2009	--	840	--	7	847	--	847	--
9200 Edmonston Road (A)	1973/03	2006	4,479	1,547	4,131	474	1,547	4,605	6,152	1,056
6301 Ivy Lane (A)	1979/95	2006	5,899	5,168	14,706	1,312	5,168	16,018	21,186	2,662
6303 Ivy Lane (A)	1980/03	2006	--	5,115	13,860	596	5,115	14,456	19,571	2,698
6305 Ivy Lane (A)	1982/95	2006	6,245	5,615	14,420	385	5,615	14,805	20,420	2,654
6404 Ivy Lane (A)	1987	2006	--	7,578	20,785	1,301	7,578	22,086	29,664	3,915
6406 Ivy Lane (A)	1991	2006	--	7,514	21,152	7	7,514	21,159	28,673	3,071
6411 Ivy Lane (A)	1984/05	2006	--	6,867	17,470	1,106	6,867	18,576	25,443	3,497
Lanham
4200 Parliament Place (A)	1989	1998	--	2,114	13,546	975	1,393	15,242	16,635	5,899

Projects Under Development
and Developable Land			--	112,587	5,715	--	112,587	5,715	118,302	64

Furniture, Fixtures
and Equipment			--	--	--	4,465	--	4,465	4,465	3,508

TOTALS			$739,448	$761,081	$3,644,041	$874,648	$773,026	$4,506,744	$5,279,770	$1,409,163

(A)      Office Property
(B)      Office/Flex Property
(C)      Industrial/Warehouse Property
(D)     Stand-alone Retail Property
(E)      Land Lease
(F)      The aggregate cost for federal income tax purposes at December 31, 2011 was approximately $3.2 billion.
(G)      Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(H)      This property is located on land leased by the Company.

MACK-CALI REALTY CORPORATION
NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2011, 2010 and 2009 are as follows: (dollars in thousands)

	2011	2010	2009
Rental Properties
Balance at beginning of year	$5,216,720	$5,186,208	$4,963,780
Additions	91,716	86,455	282,122
Properties sold	--	(16,052)	--
Impairment charge on rental property	--	(12,560)	--
Retirements/disposals	(28,666)	(27,331)	(59,694)
Balance at end of year	$5,279,770	$5,216,720	$5,186,208

Accumulated Depreciation
Balance at beginning of year	$1,278,985	$1,153,223	$1,040,778
Depreciation expense	158,559	158,318	155,613
Properties sold	--	(2,091)	--
Impairment charge on rental property	--	(3,256)	(1,009)
Retirements/disposals	(28,381)	(27,209)	(42,159)
Balance at end of year	$1,409,163	$1,278,985	$1,153,223

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: February 8, 2012	/s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer
(principal accounting officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William L. Mack	Chairman of the Board	February 8, 2012
William L. Mack

/s/ Mitchell E. Hersh	President and Chief Executive	February 8, 2012
Mitchell E. Hersh	Officer and Director (principal executive officer)

/s/ Barry Lefkowitz	Executive Vice President and	February 8, 2012
Barry Lefkowitz	Chief Financial Officer (principal accounting officer and principal financial officer)

/s/ Alan S. Bernikow	Director	February 8, 2012
Alan S. Bernikow

/s/ John R. Cali	Director	February 8, 2012
John R. Cali

/s/ Kenneth M. Duberstein	Director	February 8, 2012
Kenneth M. Duberstein

Name	Title	Date

/s/ Nathan Gantcher	Director	February 8, 2012
Nathan Gantcher

/s/ David S. Mack	Director	February 8, 2012
David S. Mack

/s/ Alan G. Philibosian	Director	February 8, 2012
Alan G. Philibosian

/s/ Irvin D. Reid	Director	February 8, 2012
Irvin D. Reid

/s/ Vincent Tese	Director	February 8, 2012
Vincent Tese

/s/ Robert F. Weinberg	Director	February 8, 2012
Robert F. Weinberg

/s/ Roy J. Zuckerberg	Director	February 8, 2012
Roy J. Zuckerberg

MACK-CALI REALTY CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Articles of Restatement of Mack-Cali Realty Corporation dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

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

10.11
Agreement and Release by and between Michael Grossman and the Company dated January 12, 2012 (filed as Exhibit 10.1 to the Company’s Form 8-K dated January 12, 2012 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.12	Form of Multi-Year Restricted Share Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 12, 2007 and incorporated herein by reference).

10.13	Form of Tax Gross-Up Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated September 12, 2007 and incorporated herein by reference).

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

10.20
Form of Restricted Share Award Agreement effective December 6, 2011 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Michael Grossman and Roger W. Thomas (filed as Exhibit 10.1 to the Company's Form 8-K dated December 6, 2011 and incorporated herein by reference).

10.21
Form of Restricted Share Award Agreement effective December 6, 2011 by and between Mack-Cali Realty Corporation and each of William L. Mack, Alan S. Bernikow, John R. Cali, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese, Robert F. Weinberg and Roy J. Zuckerberg (filed as Exhibit 10.2 to the Company's Form 8-K dated December 6, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.22
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

10.23
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

10.24
Extension and Modification Agreement dated as of September 16, 2005 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 16, 2005 and incorporated herein by reference).

10.25
Second Modification Agreement dated as of July 14, 2006 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 14, 2006 and incorporated herein by reference).

10.26
Extension and Third Modification Agreement dated as of June 22, 2007 by and among Mack-Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent, and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 22, 2007 and incorporated herein by reference).

10.27
Fourth Modification Agreement dated as of September 21, 2007 by and among Mack Cali Realty, L.P., JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 21, 2007 and incorporated herein by reference).

10.28
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

10.29
Contribution and Exchange Agreement among The MK Contributors, The MK Entities, The Patriot Contributors, The Patriot Entities, Patriot American Management and Leasing Corp., Cali Realty, L.P. and Cali Realty Corporation, dated September 18, 1997 (filed as Exhibit 10.98 to the Company’s Form 8-K dated September 19, 1997 and incorporated herein by reference).

10.30
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.31
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.32
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.33
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.34
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.35	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.36	Deferred Compensation Plan for Directors (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-80081, and incorporated herein by reference).

10.37
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

10.43
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

10.47
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

10.53
Indemnification Agreement by and between Mack-Cali Realty Corporation and Roger W. Thomas dated October 22, 2002 (filed as Exhibit 10.116 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.54
Indemnification Agreement by and between Mack-Cali Realty Corporation and Mark Yeager dated May 9, 2006 (filed as Exhibit 10.117 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.55
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company’s Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.56
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company’s Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.57
Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated November 25, 2003 (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.58
Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated December 3, 2003 (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 3, 2003 and incorporated herein by reference).

10.59
First Amendment to Redevelopment Agreement by and between the New Jersey Sports and Exposition Authority and Meadowlands Mills/Mack-Cali Limited Partnership dated October 5, 2004 (filed as Exhibit 10.54 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.60
Letter Agreement by and between Mack-Cali Realty Corporation and The Mills Corporation dated October 5, 2004 (filed as Exhibit 10.55 to the Company’s Form 10-Q dated September 30, 2004 and incorporated herein by reference).

10.61
First Amendment to Limited Partnership Agreement of Meadowlands Mills/Mack-Cali Limited Partnership by and between Meadowlands Mills Limited Partnership, Mack-Cali Meadowlands Entertainment L.L.C. and Mack-Cali Meadowlands Special L.L.C. dated as of June 30, 2005 (filed as Exhibit 10.66 to the Company’s Form 10-Q dated June 30, 2005 and incorporated herein by reference).

10.62
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

10.63
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

10.64
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

10.65
Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of March 7, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.66
Amendment No. 1 to Membership Interest Purchase and Contribution Agreement dated as of March 31, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 28, 2006 and incorporated herein by reference).

10.67
Amendment No. 2 to Membership Interest Purchase and Contribution Agreement dated as of May 9, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 9, 2006 and incorporated herein by reference).

10.68
Amendment No. 8 to Membership Interest Purchase and Contribution Agreement by and among Mr. Stanley C. Gale, SCG Holding Corp., Mack-Cali Realty Acquisition Corp. and Mack-Cali Realty, L.P. dated as of May 23, 2007 (filed as Exhibit 10.1 to the Company’s Form 8-K dated May 23, 2007 and incorporated herein by reference).

10.69
Contribution and Sale Agreement by and among Gale SLG NJ LLC, a Delaware limited liability company, Gale SLG NJ MEZZ LLC, a Delaware limited liability company, and Gale SLG RIDGEFIELD MEZZ LLC, a Delaware limited liability company and Mack-Cali Ventures L.L.C. dated as of March 7, 2006 (filed as Exhibit 10.2 to the Company’s Form 8-K dated March 7, 2006 and incorporated herein by reference).

10.70
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

10.73
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

10.84
Second Amendment to Agreement of Sale and Purchase dated September 15, 2006 by and between Mack-Cali Realty, L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.93 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit Title

10.85
Agreement of Sale and Purchase dated September 25, 2006 by and between Phelan Realty Associates L.P., 795 Folsom Realty Associates L.P. and Westcore Properties AC, LLC (filed as Exhibit 10.94 to the Company’s Form 10-Q dated September 30, 2006 and incorporated herein by reference).

10.86
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

10.87	Operating Agreement of NKFGMS Owners, LLC (filed as Exhibit 10.118 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.88
Loans, Sale and Services Agreement dated December 28, 2006 by and between Newmark & Company Real Estate, Inc. d/b/a Newmark Knight Frank, Mack-Cali Realty, L.P., and Newmark Knight Frank Global Management Services, LLC (filed as Exhibit 10.119 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.89
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company’s Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.90
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.91
Agreement of Purchase and Sale among 500 West Putnam L.L.C., as Seller, and SLG 500 West Putnam LLC, as Purchaser, dated as of March 15, 2007 (filed as Exhibit 10.122 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.92
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

10.93
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

10.95
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008 (filed as Exhibit 10.133 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.96
Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company’s Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.97
Amended and Restated Loan Agreement by and among One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, collectively, as Borrowers and Gramercy Warehouse Funding I LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.144 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.98
Amended and Restated Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.145 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.99
Limited Liability Company Membership Interest Purchase and Sale Agreement dated April 29, 2009 by and among Gale SLG NJ LLC, Mack-Cali Ventures L.L.C., SLG Gale 55 Corporation LLC and 55 Corporate Partners L.L.C.  (filed as Exhibit 10.146 to the Company’s Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.100
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

10.101
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

10.134
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali F Properties, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre VII in Bergen County, New Jersey (filed as Exhibit 10.197 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.135
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Corp. Center in Bergen County, New Jersey (filed as Exhibit 10.198 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.136
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.199 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.137
Development Agreement dated December 5, 2011 by and between M-C Plaza VI & VII L.L.C. and Ironstate Development LLC (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.138	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.139
Third Amended and Restated Revolving Credit Agreement among Mack-Cali Realty, L.P., as borrower, and JPMorgan Chase Bank, N.A., as the administrative agent, the other agents listed therein and the lending institutions party thereto and referred to therein dated as of October 21, 2011 (filed as Exhibit 10.134 to the Company’s Form 10-Q dated September 30, 2011 and incorporated herein by reference).

12.1*	Calculation of Ratios of Earnings to Fixed Charges.

Exhibit Number	Exhibit Title

12.2*	Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Security Dividends.

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, and the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* filed herewith