Form 10-Q
period 2012-06-30
MACK CALI REALTY CORP
filed 2012-07-26
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 23, 2012, there were 87,820,802 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
ASSETS	2012	2011
Rental property
Land and leasehold interests	$765,646	$773,026
Buildings and improvements	3,977,332	4,001,943
Tenant improvements	466,711	500,336
Furniture, fixtures and equipment	3,106	4,465
	5,212,795	5,279,770
Less – accumulated depreciation and amortization	(1,416,190)	(1,409,163)
	3,796,605	3,870,607
Rental property held for sale, net	22,404	-
Net investment in rental property	3,819,009	3,870,607
Cash and cash equivalents	19,303	20,496
Investments in unconsolidated joint ventures	64,359	32,015
Unbilled rents receivable, net	135,856	134,301
Deferred charges and other assets, net	201,919	210,470
Restricted cash	20,818	20,716
Accounts receivable, net of allowance for doubtful accounts
of $2,975 and $2,697	8,943	7,154

Total assets	$4,270,207	$4,295,759

LIABILITIES AND EQUITY
Senior unsecured notes	$1,198,294	$1,119,267
Revolving credit facility	10,000	55,500
Mortgages, loans payable and other obligations	721,302	739,448
Dividends and distributions payable	44,999	44,999
Accounts payable, accrued expenses and other liabilities	109,220	100,480
Rents received in advance and security deposits	53,220	53,019
Accrued interest payable	26,895	29,046
Total liabilities	2,163,930	2,141,759
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
87,819,278 and 87,799,479 shares outstanding	878	878
Additional paid-in capital	2,538,042	2,536,184
Dividends in excess of net earnings	(690,664)	(647,498)
Total Mack-Cali Realty Corporation stockholders’ equity	1,848,256	1,889,564

Noncontrolling interests in subsidiaries:
Operating Partnership	256,281	262,499
Consolidated joint ventures	1,740	1,937
Total noncontrolling interests in subsidiaries	258,021	264,436

Total equity	2,106,277	2,154,000

Total liabilities and equity	$4,270,207	$4,295,759

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2012	2011	2012	2011
Base rents	$148,618	$147,992	$297,285	$295,703
Escalations and recoveries from tenants	20,787	23,748	40,937	50,928
Construction services	4,603	2,826	8,066	6,625
Real estate services	1,113	1,152	2,321	2,384
Other income	3,341	3,450	12,833	7,741
Total revenues	178,462	179,168	361,442	363,381

EXPENSES
Real estate taxes	24,900	24,133	47,803	48,928
Utilities	14,444	16,657	30,546	36,399
Operating services	27,845	28,267	54,449	58,613
Direct construction costs	4,337	2,784	7,615	6,366
General and administrative	11,898	9,209	22,705	17,832
Depreciation and amortization	47,991	47,846	95,813	95,553
Total expenses	131,415	128,896	258,931	263,691
Operating income	47,047	50,272	102,511	99,690

OTHER (EXPENSE) INCOME
Interest expense	(31,645)	(30,916)	(62,274)	(61,808)
Interest and other investment income	7	10	20	20
Equity in earnings (loss) of unconsolidated joint ventures	1,733	736	2,333	635
Loss from early extinguishment of debt	(4,415)	-	(4,415)	-
Total other (expense) income	(34,320)	(30,170)	(64,336)	(61,153)
Income from continuing operations	12,727	20,102	38,175	38,537
Discontinued operations:
Income (loss) from discontinued operations	318	189	125	329
Realized gains (losses) and unrealized losses
on disposition of rental property, net	(1,634)	-	2,378	-
Total discontinued operations, net	(1,316)	189	2,503	329
Net income	11,411	20,291	40,678	38,866
Noncontrolling interest in consolidated joint ventures	92	102	171	212
Noncontrolling interest in Operating Partnership	(1,562)	(2,536)	(4,675)	(4,973)
Noncontrolling interest in discontinued operations	160	(24)	(306)	(43)
Preferred stock dividends	-	(500)	-	(1,000)
Net income available to common shareholders	$10,101	$17,333	$35,868	$33,062

Basic earnings per common share:
Income from continuing operations	$0.12	$0.20	$0.38	$0.39
Discontinued operations	(0.01)	-	0.03	-
Net income available to common shareholders	$0.11	$0.20	$0.41	$0.39

Diluted earnings per common share:
Income from continuing operations	$0.12	$0.20	$0.38	$0.39
Discontinued operations	(0.01)	-	0.03	-
Net income available to common shareholders	$0.11	$0.20	$0.41	$0.39

Basic weighted average shares outstanding	87,817	86,936	87,808	84,953

Diluted weighted average shares outstanding	100,069	99,887	100,065	97,963

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

			Additional	Dividends in	Noncontrolling
	Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2012	87,800	$878	$2,536,184	$(647,498)	$264,436	$2,154,000
Net income	-	-	-	35,868	4,810	40,678
Common stock dividends	-	-	-	(79,034)	-	(79,034)
Common unit distributions	-	-	-	-	(10,964)	(10,964)
Decrease in noncontrolling interest	-	-	-	-	(26)	(26)
Redemption of common units
for common stock	20	-	429	-	(429)	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	4	-	114	-	-	114
Cancellation of shares	(5)	-	(126)	-	-	(126)
Stock compensation	-	-	1,635	-	-	1,635
Rebalancing of ownership percent
between parent and subsidiaries	-	-	(194)	-	194	-
Balance at June 30, 2012	87,819	$878	$2,538,042	$(690,664)	$258,021	$2,106,277

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2012	2011
Net income	$40,678	$38,866
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	95,735	95,289
Depreciation and amortization on discontinued operations	428	863
Amortization of stock compensation	1,635	1,594
Amortization of deferred financing costs and debt discount	1,272	1,168
Write off of unamortized discount on senior unsecured notes	370	-
Equity in earnings of unconsolidated joint venture, net	(2,333)	(635)
Realized gains and unrealized losses on disposition
of rental property, net	(2,378)	-
Distributions of cumulative earnings from unconsolidated
joint ventures	1,494	1,471
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(1,610)	(4,066)
Increase in deferred charges and other assets, net	(7,322)	(18,468)
(Increase) decrease in accounts receivable, net	(1,829)	3,554
Increase in accounts payable, accrued expenses
and other liabilities	10,229	5,749
Increase (decrease) in rents received in advance and security deposits	201	(2,327)
(Decrease) increase in accrued interest payable	(6)	706

Net cash provided by operating activities	$136,564	$123,764

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property additions and improvements	$(33,348)	$(43,252)
Development of rental property	(8,352)	-
Investment in unconsolidated joint ventures	(32,475)	(201)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	988	929
Increase in restricted cash	(195)	(3,077)

Net cash used in investing activities	$(73,382)	$(45,601)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$302,526	$139,000
Repayment of revolving credit facility	(348,026)	(358,000)
Proceeds from senior unsecured notes	299,403	-
Repayment of senior unsecured notes	(221,019)	-
Proceeds from offering of common stock	-	227,374
Repayment of mortgages, loans payable and other obligations	(4,674)	(4,160)
Payment of financing costs	(2,635)	(6)
Proceeds from stock options exercised	-	1,463
Payment of dividends and distributions	(89,950)	(87,591)

Net cash used in financing activities	$(64,375)	$(81,920)

Net decrease in cash and cash equivalents	$(1,193)	$(3,757)
Cash and cash equivalents, beginning of period	20,496	21,851

Cash and cash equivalents, end of period	$19,303	$18,094

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of June 30, 2012, the Company owned or had interests in 277 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 32.2 million square feet, which are comprised of 265 buildings, primarily office and office/flex buildings totaling approximately 31.8 million square feet (which include eight buildings, primarily office buildings aggregating approximately 1.2 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, two retail properties totaling approximately 17,300 square feet, one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in five states, primarily in the Northeast, plus the District of Columbia.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized. Pursuant to the Company’s adoption of ASC 805, Business Combinations, effective January 1, 2009, acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development. Capitalized development and construction salaries and related costs approximated $770,000, and $909,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,570,000 and $1,979,000 for the six months ended June 30, 2012 and 2011, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $34,862,000 and $37,069,000 as of June 30, 2012 and December 31, 2011, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup).  If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project.  The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy, primarily based on a percentage of the relative square footage of each portion, and capitalizes only those costs associated with the portion under construction.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $661,000 and $584,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,272,000 and $1,168,000 for the six months ended June 30, 2012 and 2011, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) on early extinguishment of debt.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease. Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $1,060,000 and $982,000 for the three months ended June 30, 2012 and 2011, respectively, and $2,156,000 and $2,036,000 for the six months ended June 30, 2012 and 2011, respectively.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2007 forward.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at June 30, 2012 represents dividends payable to common shareholders (87,819,863 shares) and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (12,177,122 common units) for all such holders of record as of July 5, 2012 with respect to the second quarter 2012.  The second quarter 2012 common stock dividends and common unit distributions of $0.45 per common share and unit were approved by the Board of Directors on June 5, 2012.  The common stock dividends and common unit distributions payable were paid on July 13, 2012.

The dividends and distributions payable at December 31, 2011 represents dividends payable to common shareholders (87,800,047 shares) and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (12,197,122 common units) for all such holders of record as of January 5, 2012 with respect to the fourth quarter 2011.  The fourth quarter 2011 common stock dividends and common unit distributions of $0.45 per common share and unit were approved by the Board of Directors on December 6, 2011.  The common stock dividends and common unit distributions payable were paid on January 13, 2012.

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

In 2002, the Company adopted the provisions of ASC 718, Compensation-Stock Compensation.  In 2006, the Company adopted the amended guidance, which did not have a material effect on the Company’s financial position and results of operations.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”) and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded restricted stock expense of $579,000 and $690,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,393,000 and $1,380,000 for the six months ended June 30, 2012 and 2011, respectively.

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

The venture has a mortgage loan with a balance as of June 30, 2012 of $64.6 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture has a loan with a balance as of June 30, 2012 of $5.5 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.5 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

RED BANK CORPORATE PLAZA
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture had a $20.3 million loan with a commercial bank collateralized by the office property, which bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 125 basis points and was scheduled to mature in May 2011. In May 2011, the venture paid the lender $1.7 million and refinanced the remainder of the loan.  The new loan, with a balance of $17.7 million at June 30, 2012, bears interest at a rate of LIBOR plus 300 basis points and matures on May 17, 2016.  LIBOR was 0.24 percent at June 30, 2012.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the interest rate on 75 percent of the loan was fixed at 3.99375 percent effective from October 17, 2011 through maturity.

The Company performs management, leasing, and other services for the property owned by the joint venture and recognized $25,000 and $24,000 in fees for such services in the three months ended June 30, 2012 and 2011, respectively, and $50,000 and $48,000 for the six months ended June 30, 2012 and 2011, respectively.

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

On April 29, 2009, the Company acquired the remaining interests in Mack-Green from SL Green.  As a result, the Company owns 100 percent of Mack-Green.  Additionally, on April 29, 2009, the mortgage loans with Gramercy on the Portfolio Properties (the “Gramercy Agreement”) were modified to provide for, among other things, interest to accrue at the current rate of LIBOR plus 275 basis points per annum, with the interest pay rate capped at 3.15 percent per annum.  Under the Gramercy Agreement, the payment of debt service is subordinate to the payment of operating expenses.  Interest at the pay rate is payable only out of funds generated by the Portfolio Properties and only to the extent that the Portfolio Properties’ operating expenses have been paid, with any accrued unpaid interest above the pay rate serving to increase the balance of the amounts due at the termination of the agreement.  Any excess funds after payment of debt service generally will be escrowed and available for future capital and leasing costs, as well as to cover future cash flow shortfalls, as appropriate.  The Gramercy Agreement was scheduled to terminate on May 9, 2011.  Approximately six months in advance of the end of the term of the Gramercy Agreement, the Portfolio Entities are to provide estimates of each property’s fair market value (“FMV”).  Gramercy has the right to accept or reject the FMV.  If Gramercy rejects the FMV, Gramercy must market the property for sale in cooperation with the Portfolio Entities and must approve the ultimate sale.  However, Gramercy has no obligation to market a Portfolio Property if the FMV is less than the allocated amount due, including accrued, unpaid interest. If any Portfolio Property is not sold, the Portfolio Entities have agreed to give a deed in lieu of foreclosure, unless the FMV was equal to or greater than the allocated amount due for such Portfolio Property, in which case they can elect to have that Portfolio Property released by paying the FMV.  If Gramercy accepts the FMV, the Portfolio Property will be released from the Gramercy Agreement upon payment of the FMV.  Under the direction of Gramercy, the Company continues to perform management, leasing, and construction services for the Portfolio Properties at market terms.  The Portfolio Entities have a participation interest which provides for sharing 50 percent of any amount realized in excess of the allocated amounts due for each Portfolio Property.  On November 5, 2010, the Portfolio Entities that owned the remaining four unconsolidated Portfolio Properties provided estimates of the properties’ fair market values to Gramercy, pursuant to the Gramercy Agreement.  The Gramercy Agreement has a  maturity date of September 28, 2012.

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

The Company performs management, leasing, and construction services for properties owned by the unconsolidated joint ventures and recognized $112,000 and $113,000 in income for such services in the three months ended June 30, 2012 and 2011, respectively, and $237,000 and $274,000 in income for the six months ended June 30, 2012 and 2011, respectively.

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

The office property at 12 Vreeland is a 139,750 square foot office building.  The property had a fully-amortizing mortgage loan, the balance of which was fully satisfied at maturity on July 1, 2012.

Under the operating agreement of 12 Vreeland Associates, L.L.C., M-C Vreeland has a 50 percent interest, with S/K Florham Park Associates, L.L.C. (the managing member) and its affiliate holding the other 50 percent.

BOSTON-DOWNTOWN CROSSING
In October 2006, the Company entered into a joint venture with affiliates of Vornado Realty LP (“Vornado”) and JP Morgan Chase Bank (“JPM”) to acquire and redevelop the Filenes property located in the Downtown Crossing district of Boston, Massachusetts (the “Filenes Property”).  The venture was organized in contemplation of developing and converting the Filenes Property into a condominium consisting of a retail unit, an office unit, a parking unit, a hotel unit and a residential unit, aggregating 1.2 million square feet.  The Company, through subsidiaries, separately holds approximately a 15 percent indirect ownership interest in each of the units.  The project is subject to governmental approvals.

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

On May 15, 2012, the Company and JPM granted Vornado an option to purchase their interest for $45 million, subject to certain conditions, through May 16, 2013.

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

The Company performs management, leasing, and other services for Gale Jefferson and recognized $48,000 and $40,000 in income for such services in the three months ended June 30, 2012 and 2011, respectively, and $96,000 and $79,000 in income for the six months ended June 30, 2012 and 2011, respectively.

STAMFORD SM LLC
On February 17, 2012, the Company entered into a joint venture to form Stamford SM L.L.C. (“Stamford SM”) which acquired a senior mezzanine loan (the “Mezz Loan”) position in the capital stack of a 1.7 million square foot class A portfolio in Stamford, Connecticut for $40 million.  The Mezz Loan has a face value of $50 million and is secured by the equity interests in a premier seven-building portfolio containing 1.67 million square feet of class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford Central Business District.  The interest-only Mezz Loan has a carrying value of $41 million as of June 30, 2012.  The Mezz Loan is subject to an agreement which provides subject to certain conditions, that principal proceeds above $47 million are paid to another party.  The Mezz Loan bears interest at LIBOR plus 325 basis points and matures in August 2012 with two one-year extension options, subject to certain conditions.  On June 27, 2012, the borrowers of the Mezz Loan notified Stamford SM of their election to exercise the first extension option to extend the maturity date to August 2013, the approval of which is subject to the satisfaction of the extension conditions pursuant to the Mezz Loan agreement.

The operating agreement of Stamford SM provides, among other things, distributions of net available cash in accordance with its members’ respective ownership percentages.  The Company owns an 80 percent interest in the venture.  The Company and the 20 percent member share equally decision-making on all major decisions involving the operations of the joint venture.

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2012 and December 31, 2011: (dollars in thousands)

	June 30, 2012
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Assets:
Rental property, net	$8,028	$57,319	$22,549	$38,704	$14,021	-	-	-	$140,621
Loan receivable	-	-	-	-	-	-	-	$40,954	40,954
Other assets	1,289	16,913	2,836	5,599	1,024	$46,213	$2,830	227	76,931
Total assets	$9,317	$74,232	$25,385	$44,303	$15,045	$46,213	$2,830	$41,181	$258,506
Liabilities and partners'/members' capital (deficit):
Mortgages, loans payable
and other obligations	-	$70,127	$17,728	$50,978	-	-	-	-	$138,833
Other liabilities	$537	9,095	42	1,106	$725	-	-	-	11,505
Partners’/members’
capital (deficit)	8,780	(4,990)	7,615	(7,781)	14,320	$46,213	$2,830	$41,181	108,168
Total liabilities and
partners’/members’
capital (deficit)	$9,317	$74,232	$25,385	$44,303	$15,045	$46,213	$2,830	$41,181	$258,506
Company’s investments
in unconsolidated
joint ventures, net	$4,312	$(1,289)	$3,702	-	$10,558	$13,010	$1,121	$32,945	$64,359

	December 31, 2011
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Assets:
Rental property, net	$8,335	$59,733	$22,903	$39,276	$13,122	-	-	-	$143,369
Other assets	933	12,840	2,909	5,669	521	$46,121	$2,927	-	71,920
Total assets	$9,268	$72,573	$25,812	$44,945	$13,643	$46,121	$2,927	-	$215,289
Liabilities and partners'/members' capital (deficit):
Mortgages, loans payable
and other obligations	-	$70,690	$18,100	$50,978	$1,207	-	-	-	$140,975
Other liabilities	$531	4,982	117	1,086	168	-	-	-	6,884
Partners’/members’
capital (deficit)	8,737	(3,099)	7,595	(7,119)	12,268	$46,121	$2,927	-	67,430
Total liabilities and
partners’/members’
capital (deficit)	$9,268	$72,573	$25,812	$44,945	$13,643	$46,121	$2,927	-	$215,289
Company’s investments
in unconsolidated
joint ventures, net	$4,291	$(343)	$3,676	-	$10,233	$13,005	$1,153	-	$32,015

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended June 30, 2012 and 2011:  (dollars in thousands)

Three Months Ended June 30, 2012
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Total revenues	$235	$10,906	$799	$1,552	$652	-	$69	$1,141	$15,354
Operating and other	(60)	(6,814)	(182)	(999)	(266)	$(755)	-	(4)	(9,080)
Depreciation and amortization	(153)	(1,410)	(228)	(453)	(154)	-	-	-	(2,398)
Interest expense	-	(1,098)	(186)	(386)	18	-	-	-	(1,652)

Net income	$22	$1,584	$203	$(286)	$250	$(755)	$69	$1,137	$2,224
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$12	$792	$101	-	$125	$(227)	$20	$910	$1,733

Three Months Ended June 30, 2011
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Total revenues	$255	$10,815	$865	$1,525	$594	-	$76	-	$14,130
Operating and other	(51)	(6,830)	(243)	(975)	(34)	$(377)	-	-	(8,510)
Depreciation and amortization	(153)	(1,415)	(226)	(539)	(315)	-	-	-	(2,648)
Interest expense	-	(1,120)	(129)	(381)	(52)	-	-	-	(1,682)

Net income	$51	$1,450	$267	$(370)	$193	$(377)	$76	-	$1,290
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$25	$568	$134	-	$96	$(113)	$26	-	$736

SUMMARIES OF UNCONSOLIDATED JOINT VENTURES
The following is a summary of the results of operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the six months ended June 30, 2012 and 2011: (dollars in thousands)

Six Months Ended June 30, 2012
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Total revenues	$464	$19,067	$1,646	$2,898	$1,246	-	$129	$1,608	$27,058
Operating and other	(115)	(12,445)	(416)	(1,880)	(288)	$(1,089)	-	(26)	(16,259)
Depreciation and amortization	(306)	(2,813)	(456)	(906)	(307)	-	-	-	(4,788)
Interest expense	-	(2,200)	(365)	(774)	(3)	-	-	-	(3,342)

Net income	$43	$1,609	$409	$(662)	$648	$(1,089)	$129	$1,582	$2,669
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$22	$804	$204	-	$324	$(327)	$40	$1,266	$2,333

Six Months Ended June 30, 2011
	Plaza VIII & IX Associates	Harborside South Pier	Red Bank Corporate Plaza	Gramercy Agreement	12 Vreeland	Boston- Downtown Crossing	Gale Jefferson	Stamford SM LLC	Combined Total
Total revenues	$449	$18,450	$1,592	$3,334	$990	-	$142	-	$24,957
Operating and other	(102)	(12,564)	(370)	(1,892)	(52)	$(751)	-	-	(15,731)
Depreciation and amortization	(306)	(2,839)	(451)	(1,332)	(631)	-	-	-	(5,559)
Interest expense	-	(2,245)	(209)	(783)	(88)	-	-	-	(3,325)

Net income	$41	$802	$562	$(673)	$219	$(751)	$142	-	$342
Company’s equity in earnings
(loss) of unconsolidated
joint ventures	$20	$407	$281	-	$109	$(225)	$43	-	$635

4.   DEFERRED CHARGES AND OTHER ASSETS

	June 30,	December 31,
(dollars in thousands)	2012	2011
Deferred leasing costs	$255,954	$261,106
Deferred financing costs	18,630	16,158
	274,584	277,264
Accumulated amortization	(117,616)	(123,597)
Deferred charges, net	156,968	153,667
In-place lease values, related intangible and other assets, net	21,672	28,055
Prepaid expenses and other assets, net	23,279	28,748

Total deferred charges and other assets, net	$201,919	$210,470

5.   RESTRICTED CASH

Restricted cash includes security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	June 30,	December 31,
	2012	2011
Security deposits	$7,457	$7,198
Escrow and other reserve funds	13,361	13,518

Total restricted cash	$20,818	$20,716

6.   DISCONTINUED OPERATIONS

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

At March 31, 2012, the Company identified as held for sale its 47,700 square foot office building located at 95 Chestnut Ridge Road in Montvale, New Jersey.  The Company determined that the carrying amount of this property was not expected to be recovered from estimated net sales proceeds and, accordingly, recognized a valuation allowance of $0.5 million at March 31, 2012.   At March 31, 2012, the Company also identified as held for sale three office buildings totaling 222,258 square feet in Moorestown, New Jersey.  The Company determined that the aggregate carrying amount of these properties was not expected to be recovered from estimated net sales proceeds and, accordingly, recognized a valuation allowance of $1.6 million at June 30, 2012.   The four properties held for sale at June 30, 2012 carried an aggregate book value of $22.4 million, net of accumulated depreciation of $10.0 million, and a valuation allowance of $2.1 million.  The fair values of these properties are categorized as a level 3 basis, and the Company considered purchase prices from prospective buyers (net of estimated selling costs) in determining the values.

The Company has presented all of the above properties as discontinued operations in its statements of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the three and six month periods ended June 30, 2012 and 2011:  (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$938	$1,940	$2,466	$4,056
Operating and other expenses	(607)	(882)	(1,485)	(1,970)
Depreciation and amortization	(13)	(422)	(428)	(863)
Interest expense (net of interest income)	-	(447)	(428)	(894)

Income from discontinued operations before
gains (losses) and unrealized losses on
disposition of rental property	318	189	125	329
Realized gains (losses) and unrealized losses on
disposition of rental property, net	(1,634)	-	2,378	-

Total discontinued operations, net	$(1,316)	$189	$2,503	$329

7.   SENIOR UNSECURED NOTES

On April 19, 2012, the Operating Partnership completed the sale of $300 million face amount of 4.50 percent senior unsecured notes due April 18, 2022 with interest payable semi-annually in arrears.  The net proceeds from the issuance of $296.8 million, after underwriting discount and offering expenses, were used primarily to repay outstanding borrowings under the Company’s unsecured revolving credit facility.

A summary of the Company’s senior unsecured notes as of June 30, 2012 and December 31, 2011 is as follows:  (dollars in thousands)

	June 30, 2012	December 31, 2011	Effective Rate (1)
5.250% Senior Unsecured Notes, due January 15, 2012 (2)	-	$99,988	5.457%
6.150% Senior Unsecured Notes, due December 15, 2012 (3)	-	94,438	6.894%
5.820% Senior Unsecured Notes, due March 15, 2013 (4)	-	25,972	6.448%
4.600% Senior Unsecured Notes, due June 15, 2013	$99,973	99,958	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,390	200,509	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,763	149,717	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,275	200,313	5.806%
7.750% Senior Unsecured Notes, due August 15, 2019	248,478	248,372	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,415	-	4.612%

Total Senior Unsecured Notes	$1,198,294	$1,119,267

(1) Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2) These notes were paid at maturity, primarily from borrowing on the Company’s unsecured revolving credit facility.
(3)   On May 25, 2012, the Operating Partnership redeemed $94.9 million principal amount of its 6.15 percent senior unsecured notes due December 15, 2012 (the “2002 Notes”). The redemption price, including a make-whole premium, was 103.191672 percent of the principal amount of the 2002 Notes, plus accrued and unpaid interest up to the redemption date. The Operating Partnership funded the redemption price, including accrued and unpaid interest, of approximately $100.5 million from borrowing on its unsecured revolving credit facility, as well as cash on hand. In connection with the redemption, the Company recorded approximately $3.3 million as a loss from early extinguishment of debt.

(4)   On May 25, 2012, the Operating Partnership redeemed $26.1 million principal amount of its 5.82 percent senior unsecured notes due March 15, 2013 (the “2003 Notes”). The redemption price, including a make-whole premium, was 103.868592 percent of the principal amount of the 2003 Notes, plus accrued and unpaid interest up to the redemption date. The Operating Partnership funded the redemption price, including accrued and unpaid interest, of approximately $27.4 million from borrowing on its unsecured revolving credit facility, as well as cash on hand. In connection with the redemption, the Company recorded approximately $1.1 million as a loss from early extinguishment of debt.

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

As of June 30, 2012 and December 31, 2011, the Company had outstanding borrowings of $10 million and $56 million, respectively, under its unsecured revolving credit facility.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings was LIBOR plus 55 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Money Market Loan.

9.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of June 30, 2012, 31 of the Company’s properties, with a total book value of approximately $919.1 million are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2012 and December 31, 2011 is as follows: (dollars in thousands)

Property Name	Lender	Effective Rate (a)		June 30, 2012	December 31, 2011	Maturity
2200 Renaissance Boulevard (b)	Wachovia CMBS	5.888%		-	$16,171	-
One Grande Commons (c)	Capital One Bank	LIBOR+2.00%		$11,000	11,000	12/31/12
Soundview Plaza	Morgan Stanley Mortgage Capital	6.015%		15,240	15,531	01/01/13
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%		4,393	4,479	05/01/13
6305 Ivy Lane	John Hancock Life Insurance Co.	5.525%		6,125	6,245	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%		10,526	10,781	05/01/14
6301 Ivy Lane	John Hancock Life Insurance Co.	5.520%		5,793	5,899	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%		18,901	19,051	08/11/14
6 Becker, 85 Livingston, 75 Livingston & 20 Waterview	Wachovia CMBS	10.220%		62,614	62,127	08/11/14
4 Sylvan	Wachovia CMBS	10.190%		14,461	14,438	08/11/14
10 Independence	Wachovia CMBS	12.440%		16,074	15,908	08/11/14
4 Becker	Wachovia CMBS	9.550%		38,016	37,769	05/11/16
5 Becker	Wachovia CMBS	12.830%		12,274	12,056	05/11/16
210 Clay	Wachovia CMBS	13.420%		12,053	11,844	05/11/16
51 Imclone	Wachovia CMBS	8.390%		3,882	3,886	05/11/16
Various (d)	Prudential Insurance	6.332%		150,000	150,000	01/15/17
23 Main Street	JPMorgan CMBS	5.587%		30,725	31,002	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life Insurance Co. & New York Life Insurance Co.	6.842%		230,068	231,603	11/01/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%		19,135	19,241	02/01/19
One River Center (e)	Guardian Life Insurance Co.	7.311%		43,835	44,079	02/01/19
581 Main Street (f)	Valley National Bank	6.935%	(g)	16,187	16,338	07/01/34

Total mortgages, loans payable and other obligations				$721,302	$739,448

(a)   Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b) On March 28, 2012, the Company transferred the deed for 2200 Renaissance Boulevard to the lender in satisfaction of its obligations. See Note 6: Discontinued Operations.
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

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2012 and 2011 was $61,144,000 and $58,664,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2012 and 2011 was $536,000 and $753,000, respectively.

SUMMARY OF INDEBTEDNESS
As of June 30, 2012, the Company’s total indebtedness of $1,929,596,000 (weighted average interest rate of 6.32 percent) was comprised of $21,000,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.89 percent) and fixed rate debt and other obligations of $1,908,596,000 (weighted average rate of 6.37 percent).

As of December 31, 2011, the Company’s total indebtedness of $1,914,215,000 (weighted average interest rate of 6.46 percent) was comprised of $66,500,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 1.77 percent) and fixed rate debt and other obligations of $1,847,715,000 (weighted average rate of 6.63 percent).

10.   EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  The Company did not make any contributions nor recognize any expense for the 401(k) Plan for each of the six months ended June 30, 2012 and 2011, respectively.

11.   DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at June 30, 2012 and December 31, 2011.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2012 and December 31, 2011.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2.1 billion and $2.1 billion as compared to the book value of approximately $1.9 billion and $1.9 billion as of June 30, 2012 and December 31, 2011, respectively.  The fair value of the Company’s long-term debt is categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2012 and December 31, 2011.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2012 and current estimates of fair value may differ significantly from the amounts presented herein.

12.   COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with the City of Jersey City, New Jersey, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City, as follows:

The Harborside Plaza 4-A agreement, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended June 30, 2012 and 2011, respectively, and $495,000 and $495,000 for the six months ended June 30, 2012 and 2011, respectively.

The Harborside Plaza 5 agreement, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended June 30, 2012 and 2011, respectively, and $1.7 and $1.7 million for the six months ended June 30, 2012 and 2011, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2012, are as follows: (dollars in thousands)

Year	Amount
July 1 through December 31, 2012	$183
2013	351
2014	367
2015	371
2016	371
2017 through 2084	16,318

Total	$17,961

Ground lease expense incurred by the Company during the three months ended June 30, 2012 and 2011 amounted to $102,000 and $102,000, respectively, and $203,000 and $203,000 for the six months ended June 30, 2012 and 2011, respectively.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $130.0 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, a former director, and John J. Cali, a former director).  128 of the Company’s properties, with an aggregate net book value of $1.7 billion, have lapsed restrictions and are subject to these conditions.

In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost, including leasing costs, of approximately $53.5 million (of which the Company has incurred $22.8 million through June 30, 2012, including $12.9 million of land costs).

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 750 apartment units and estimated to cost approximately $230 million.  The parties anticipate the first phase will be ready for occupancy by approximately the second quarter of 2015.

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

Future minimum rentals to be received under non-cancelable operating leases at June 30, 2012 are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2012	$289,690
2013	545,825
2014	480,072
2015	408,954
2016	358,341
2017 and thereafter	1,389,960

Total	$3,472,842

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

SHARE REPURCHASE PROGRAM
On September 12, 2007, the Board of Directors authorized an increase to the Company’s repurchase program under which the Company was permitted to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”).  The Company has purchased and retired 2,893,630 shares of its outstanding common stock for an aggregate cost of approximately $104 million through June 30, 2012 under the Repurchase Program (none of which has occurred in 2011 and the six months ended June 30, 2012).  The Company has a remaining authorization to repurchase up to an additional $46 million of its outstanding common stock, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.

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

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through June 30, 2012 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period.  All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of June 30, 2012 and December 31, 2011, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 0.6 and 1.1 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding as January 1, 2012	183,870	$29.51	-
Exercised/Cancelled	-	-
Outstanding at June 30, 2012 ($28.47 – $45.47)	183,870	$29.51	-
Options exercisable at June 30, 2012	183,870
Available for grant at June 30, 2012	2,347,153

Cash received from options exercised under all stock option plans was zero and $1,193,000 for the three months ended June 30, 2012 and 2011, respectively, and zero and $1,463,000 for the six months ended June 30, 2012 and 2011, respectively.  The total intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was zero and $312,000, respectively, and zero and $356,000 for the six months ended June 30, 2012 and 2011, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

STOCK COMPENSATION
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 105,843 unvested shares were outstanding at June 30, 2012.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 40,877 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

Information regarding the Restricted Stock Awards is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2012	187,447	$33.82
Vested	(81,604)	34.42
Outstanding at June 30, 2012	105,843	$33.36

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

During the six months ended June 30, 2012 and 2011, 8,392 and 6,385 deferred stock units were earned, respectively.  As of June 30, 2012 and December 31, 2011, there were 106,512 and 98,009 director stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended June 30, 2012 and 2011 in accordance with ASC 260, Earnings Per Share: (in thousands, except per share amounts)

	Three Months Ended
	June 30,
Computation of Basic EPS	2012	2011
Income from continuing operations	$12,727	$20,102
Add: Noncontrolling interest in consolidated joint ventures	92	102
Deduct: Noncontrolling interest in Operating Partnership	(1,562)	(2,536)
Deduct: Preferred stock dividends	-	(500)
Income from continuing operations available to common shareholders	11,257	17,168
Income (loss) from discontinued operations available to common
shareholders	(1,156)	165
Net income available to common shareholders	10,101	17,333

Weighted average common shares	87,817	86,936

Basic EPS:
Income from continuing operations available to common shareholders	$0.12	$0.20
Income (loss) from discontinued operations available to common
shareholders	(0.01)	-
Net income available to common shareholders	$0.11	$0.20

	Three Months Ended
	June 30,
Computation of Diluted EPS	2012	2011
Income from continuing operations available to common shareholders	$11,257	$17,168
Add: Noncontrolling interest in Operating Partnership	1,562	2,536
Income from continuing operations for diluted earnings per share	12,819	19,704
Income (loss) from discontinued operations for diluted earnings
per share	(1,316)	189
Net income available to common shareholders	$11,503	$19,893

Weighted average common shares	100,069	99,887

Diluted EPS:
Income from continuing operations available to common shareholders	$0.12	$0.20
Income (loss) from discontinued operations available to common
shareholders	(0.01)	-
Net income available to common shareholders	$0.11	$0.20

The following information presents the Company’s results for the six months ended June 30, 2012 and 2011 in accordance with ASC 260, Earnings Per Share: (in thousands, except per share amounts)

	Six Months Ended
	June 30,
Computation of Basic EPS	2012	2011
Income from continuing operations	$38,175	$38,537
Add: Noncontrolling interest in consolidated joint ventures	171	212
Deduct: Noncontrolling interest in Operating Partnership	(4,675)	(4,973)
Deduct: Preferred stock dividends	-	(1,000)
Income from continuing operations available to common shareholders	33,671	32,776
Income (loss) from discontinued operations available to common
shareholders	2,197	286
Net income available to common shareholders	$35,868	$33,062

Weighted average common shares	87,808	84,953

Basic EPS:
Income from continuing operations available to common shareholders	$0.38	$0.39
Income (loss) from discontinued operations available to common
shareholders	0.03	-
Net income available to common shareholders	$0.41	$0.39

	Six Months Ended
	June 30,
Computation of Diluted EPS	2012	2011
Income from continuing operations available to common shareholders	$33,671	$32,776
Add: Noncontrolling interest in Operating Partnership	4,675	4,973
Income from continuing operations for diluted earnings per share	38,346	37,749
Income (loss) from discontinued operations for diluted earnings
per share	2,503	329
Net income available to common shareholders	$40,849	$38,078

Weighted average common shares	100,065	97,963

Diluted EPS:
Income from continuing operations available to common shareholders	$0.38	$0.39
Income (loss) from discontinued operations available to common
shareholders	0.03	-
Net income available to common shareholders	$0.41	$0.39

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	2012	2011	2012	2011
Basic EPS shares	87,817	86,936	87,808	84,953
Add: Operating Partnership – common units	12,183	12,840	12,188	12,896
Stock options	-	37	-	40
Restricted Stock Awards	69	74	69	74
Diluted EPS Shares	100,069	99,887	100,065	97,963

Unvested restricted stock outstanding as of June 30, 2012 and 2011 were 105,843 and 157,681, respectively.

Dividends declared per common share for each of the three month periods ended June 30, 2012 and 2011 was $0.45 per share.  Dividends declared per common share for each of the six month periods ended June 30, 2012 and 2011 was $0.90 per share.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the six months ended June 30, 2012:

Common
Units
Balance at January 1, 2012	12,197,122
Redemption of common units for shares of common stock	(20,000)

Balance at June 30, 2012	12,177,122

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2012, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.2 million as of June 30, 2012.

NONCONTROLLING INTEREST OWNERSHIP
As of June 30, 2012 and December 31, 2011, the noncontrolling interest common unitholders owned 12.2 percent and 12.2 percent of the Operating Partnership, respectively.

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

16.   SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property and facilities management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the six months ended June 30, 2012 and 2011.  The Company had no long lived assets in foreign locations as of June 30, 2012 and December 31, 2011.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three and six months ended June 30, 2012 and 2011 and selected asset information as of June 30, 2012 and December 31, 2011 regarding the Company’s operating segments are as follows (dollars in thousands):

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2012	$173,202	$4,739	$521	$178,462
June 30, 2011	175,576	2,905	687	179,168
Six months ended:
June 30, 2012	$352,089	8,572	$781	$361,442
June 30, 2011	355,313	6,819	1,249	363,381

Total operating and interest expenses(a):
Three months ended:
June 30, 2012	$66,273	$4,687	$44,102	$115,062	(e)
June 30, 2011	68,470	3,264	40,222	111,956	(f)
Six months ended:
June 30, 2012	$131,502	$8,577	$85,293	$225,372	(g)
June 30, 2011	143,351	7,386	79,189	229,926	(h)

Equity in earnings (loss) of unconsolidated
joint ventures:
Three months ended:
June 30, 2012	$1,733	-	-	$1,733
June 30, 2011	736	-	-	736
Six months ended:
June 30, 2012	$2,333	-	-	$2,333
June 30, 2011	635	-	-	635

Net operating income (b):
Three months ended:
June 30, 2012	$108,662	$52	$(43,581)	$65,133	(e)
June 30, 2011	107,842	(359)	(39,535)	67,948	(f)
Six months ended:
June 30, 2012	$222,920	$(5)	$(84,512)	$138,403	(g)
June 30, 2011	212,597	(567)	(77,940)	134,090	(h)

Total assets:
June 30, 2012	$4,249,417	$8,063	$12,727	$4,270,207
December 31, 2011	4,272,469	7,022	16,268	4,295,759

Total long-lived assets (c):
June 30, 2012	$4,016,269	-	$2,955	$4,019,224
December 31, 2011	4,034,651	-	2,272	4,036,923

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

(e)	Excludes $47,991 of depreciation and amortization.
(f)	Excludes $47,846 of depreciation and amortization.
(g)	Excludes $95,813 of depreciation and amortization.
(h)   Excludes $95,553 of depreciation and amortization.

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

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 277 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 32.2 million square feet, leased to over 2,000 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 11.5 million square feet of additional commercial space.

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

The Company’s core markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating properties was 87.6 percent at June 30, 2012 as compared to 87.9 percent at March 31, 2012 and 88.1 percent at June 30, 2011.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of June 30, 2012, March 31, 2012 and June 30, 2011 aggregate 198,109, 148,404 and 132,351 square feet, respectively, or 0.6, 0.5 and 0.4 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s space that was renewed (based on first rents payable) during the three months ended June 30, 2012 (on 400,442 square feet of renewals) decreased an average of 3.1 percent compared to rates that were in effect under the prior leases, as compared to a 6.3 percent decrease during the three months ended June 30, 2011 (on 523,852 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended June 30, 2012 averaged $2.11 per square foot per year for a weighted average lease term of 3.7 years, and estimated lease costs for the renewed leases for the three months ended June 30, 2011 averaged $2.22 per square foot per year for a weighted average lease term of 4.5 years.  The Company believes that vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2012 and possibly beyond.  As of June 30, 2012, leases which comprise approximately 11.5 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2013.  With the decline of rental rates in our markets over the past few years, as leases expire in 2013, assuming no further changes in current market rental rates, the Company expects that the rental rates it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•
•	critical accounting policies and estimates;
•	results of operations for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011; and
•	liquidity and capital resources.

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

The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup).  If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project.  The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy, primarily based on a percentage of the relative square footage of each portion, and capitalizes only those costs associated with the portion under construction.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2012 (“2012”), as compared to the three and six months ended June 30, 2011 (“2011”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2011 (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2010 (for the six-month period comparisons), excluding properties sold or held for sale through June 30, 2012, and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company, commencing initial operations, or initially consolidated by the Company, from April 1, 2011 through June 30, 2012 (for the three-month period comparisons), and which represents all properties acquired by the Company, commencing initial operations, or initially consolidated by the Company from January 1, 2011 through June 30, 2012 (for the six-month period comparisons).

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2012	2011	Change	Change
Revenue from rental operations and other:
Base rents	$148,618	$147,992	$ 626	0.4%
Escalations and recoveries from tenants	20,787	23,748	(2,961)	(12.5)
Other income	3,341	3,450	(109)	(3.2)
Total revenues from rental operations	172,746	175,190	(2,444)	(1.4)

Property expenses:
Real estate taxes	24,900	24,133	767	3.2
Utilities	14,444	16,657	(2,213)	(13.3)
Operating services	27,845	28,267	(422)	(1.5)
Total property expenses	67,189	69,057	(1,868)	(2.7)

Non-property revenues:
Construction services	4,603	2,826	1,777	62.9
Real estate services	1,113	1,152	(39)	(3.4)
Total non-property revenues	5,716	3,978	1,738	43.7

Non-property expenses:
Direct construction costs	4,337	2,784	1,553	55.8
General and administrative	11,898	9,209	2,689	29.2
Depreciation and amortization	47,991	47,846	145	0.3
Total non-property expenses	64,226	59,839	4,387	7.3
Operating income	47,047	50,272	(3,225)	(6.4)
Other (expense) income:
Interest expense	(31,645)	(30,916)	(729)	(2.4)
Interest and other investment income	7	10	(3)	(30.0)
Equity in earnings (loss) of unconsolidated joint ventures	1,733	736	997	135.5
Loss from early extinguishment of debt	(4,415)	-	(4,415)	-
Total other (expense) income	(34,320)	(30,170)	(4,150)	(13.8)
Income from continuing operations	12,727	20,102	(7,375)	(36.7)
Discontinued operations:
Income (loss) from discontinued operations	318	189	129	68.3
Realized gains (losses) and unrealized losses
on disposition of rental property, net	(1,634)	-	(1,634)	-
Total discontinued operations, net	(1,316)	189	(1,505)	(796.3)
Net income	11,411	20,291	(8,880)	(43.8)
Noncontrolling interest in consolidated joint ventures	92	102	(10)	(9.8)
Noncontrolling interest in Operating Partnership	(1,562)	(2,536)	974	38.4
Noncontrolling interest in discontinued operations	160	(24)	184	766.7
Preferred stock dividends	-	(500)	500	100.0
Net income available to common shareholders	$10,101	$ 17,333	$(7,232)	(41.7)%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 626	0.4%	$ 225	0.1%	$ 401	0.3%
Escalations and recoveries
from tenants	(2,961)	(12.5)	(2,961)	(12.5)	-	-
Other income	(109)	(3.2)	(109)	(3.2)	-	-
Total	$ (2,444)	(1.4)%	$ (2,845)	(1.6)%	$ 401	0.2%

Property expenses:
Real estate taxes	$ 767	3.2%	$ 767	3.2%	-	-
Utilities	(2,213)	(13.3)	(2,213)	(13.3)	-	-
Operating services	(422)	(1.5)	(422)	(1.5)	-	-
Total	$ (1,868)	(2.7)%	$ (1,868)	(2.7)%	-	-

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	264		263		1
Square feet (in thousands)	30,755		30,551		204

Base rents for the Same-Store Properties were relatively unchanged for 2012 as compared to 2011.  Escalations and recoveries from tenants for the Same-Store Properties decreased $3.0 million, or 12.5 percent, for 2012 over 2011, due primarily to lower property expenses in 2012, as compared to 2011.  Other income for the Same-Store Properties decreased $0.1 million, or 3.2 percent, for 2012 as compared to 2011, due primarily to a decrease in parking fees recognized in 2012 as compared to 2011.

Real estate taxes on the Same-Store Properties increased $0.8 million, or 3.2 percent, for 2012 as compared to 2011, due primarily to less refunds on tax appeals received in 2012 as compared to 2011 for certain properties.  Utilities for the Same-Store Properties decreased $2.2 million, or 13.3 percent, for 2012 as compared to 2011, due primarily to lower rates and usage in 2012 as compared to 2011.  Operating services for the Same-Store Properties decreased $0.4 million, or 1.5 percent, for 2012 as compared to 2011, due primarily to a decrease in maintenance costs for 2012 as compared to 2011.

Construction services revenue increased $1.8 million, or 62.9 percent, in 2012 as compared to 2011, due to increased construction contracts in 2012.  Real estate services revenue was relatively unchanged, for 2012 as compared to 2011.

Direct construction costs increased $1.6 million, or 55.8 percent, in 2012 as compared to 2011, due primarily to increased construction contracts in 2012.  General and administrative expense increased $2.7 million, or 29.2 percent, for 2012 as compared to 2011, which was due primarily to an increase in pre-acquisition costs in 2012 as compared to 2011.

Depreciation and amortization increased by $0.1 million, or 0.3 percent, for 2012 over 2011.  This increase was due primarily to the effect of the Acquired Properties.

Interest expense increased $0.7 million or 2.4 percent for 2012 as compared to 2011.  This increase was primarily a result of higher average debt balances in 2012 as compared to 2011, partially offset by lower average borrowing rates.

Interest and other investment income was relatively unchanged for 2012 as compared to 2011.

Equity in earnings (loss) of unconsolidated joint ventures increased $1.0 or 135.5 percent, for 2012 as compared to 2011 due primarily to income of $0.9 million in 2012 in the Stamford SM LLC venture, entered into in February 2012, and increased income of $0.2 million in the Harborside South Pier venture for 2012 as compared to 2011.

In 2012, the Company recognized a loss from early extinguishment of debt of $4.4 million, due to the early redemption of senior unsecured notes.

Income from continuing operations decreased to $12.7 million in 2012 from $20.1 million in 2011.  The decrease of $7.4 million was due to the factors discussed above.

Realized gains (losses) and unrealized losses on disposition of rental property in 2012 of a $1.6 million unrealized loss was comprised of a valuation allowance of $1.6 million related to properties identified as held for sale.  The properties held for sale and a property disposed of in the first quarter 2012 are classified as discontinued operations for 2012 and 2011.  Loss from discontinued operations increased $0.1 million for 2012 as compared to 2011.

Net income available to common shareholders decreased by $7.2 million, from $17.3 million in 2011 to approximately $10.1 million in 2012.  This decrease was the result of a decrease in income from continuing operations of $7.4 million for 2012 as compared to 2011, and an unrealized loss of $1.6 million in 2012.  These were partially offset by a decrease in noncontrolling interest in Operating Partnership of $1.0 million for 2012 as compared to 2011, a decrease in preferred stock dividends of $0.5 million, an increase in noncontrolling interest in discontinued operations of $0.2 million for 2012 as compared to 2011, and an increase in income from discontinued operations of $0.1 million for 2012 as compared to 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2012	2011	Change	Change
Revenue from rental operations and other:
Base rents	$ 297,285	$295,703	$ 1,582	0.5%
Escalations and recoveries from tenants	40,937	50,928	(9,991)	(19.6)
Other income	12,833	7,741	5,092	65.8
Total revenues from rental operations	351,055	354,372	(3,317)	(0.9)

Property expenses:
Real estate taxes	47,803	48,928	(1,125)	(2.3)
Utilities	30,546	36,399	(5,853)	(16.1)
Operating services	54,449	58,613	(4,164)	(7.1)
Total property expenses	132,798	143,940	(11,142)	(7.7)

Non-property revenues:
Construction services	8,066	6,625	1,441	21.8
Real estate services	2,321	2,384	(63)	(2.6)
Total non-property revenues	10,387	9,009	1,378	15.3

Non-property expenses:
Direct construction costs	7,615	6,366	1,249	19.6
General and administrative	22,705	17,832	4,873	27.3
Depreciation and amortization	95,813	95,553	260	0.3
Total non-property expenses	126,133	119,751	6,382	5.3
Operating income	102,511	99,690	2,821	2.8
Other (expense) income:
Interest expense	(62,274)	(61,808)	(466)	(0.8)
Interest and other investment income	20	20	-	-
Equity in earnings (loss) of unconsolidated joint ventures	2,333	635	1,698	267.4
Loss from early extinguishment of debt	(4,415)	-	(4,415)	-
Total other (expense) income	(64,336)	(61,153)	(3,183)	(5.2)
Income from continuing operations	38,175	38,537	(362)	(0.9)
Discontinued operations:
Income (loss) from discontinued operations	125	329	(204)	(62.0)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	2,378	-	2,378	-
Total discontinued operations, net	2,503	329	2,174	660.8
Net income	40,678	38,866	1,812	4.7
Noncontrolling interest in consolidated joint ventures	171	212	(41)	(19.3)
Noncontrolling interest in Operating Partnership	(4,675)	(4,973)	298	6.0
Noncontrolling interest in discontinued operations	(306)	(43)	(263)	(611.6)
Preferred stock dividends	-	(1,000)	1,000	100.0
Net income available to common shareholders	$ 35,868	$ 33,062	$ 2,806	8.5%

The following is a summary of the changes in revenue from rental operations and other, and property expenses divided into Same-Store Properties and Acquired Properties:

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$ 1,582	0.5%	$ (23)	0.0%	$ 1,605	0.5%
Escalations and recoveries
from tenants	(9,991)	(19.6)	(9,991)	(19.6)	-	-
Other income	5,092	65.8	5,092	65.8	-	-
Total	$ (3,317)	(0.9)%	$ (4,922)	(1.4)%	$ 1,605	0.5%

Property expenses:
Real estate taxes	$ (1,125)	(2.3)%	$ (1,125)	(2.3)%	-	-
Utilities	(5,853)	(16.1)	(5,853)	(16.1)	-	-
Operating services	(4,164)	(7.1)	(4,164)	(7.1)	-	-
Total	$ (11,142)	(7.7)%	$ (11,142)	(7.7)%	-	-

OTHER DATA:
Number of Consolidated Properties
(excluding properties held for sale):	264		263		1
Square feet (in thousands)	30,755		30,551		204

Base rents for the Same-Store Properties were relatively unchanged for 2012 as compared to 2011.  Escalations and recoveries from tenants for the Same-Store Properties decreased $10.0 million, or 19.6 percent, for 2012 over 2011, due primarily to lower property expenses in 2012, as compared to 2011.  Other income for the Same-Store Properties increased $5.1 million, or 65.8 percent, for 2012 as compared to 2011, due primarily to an increase in lease breakage fees recognized in 2012 as compared to 2011.

Real estate taxes on the Same-Store Properties decreased $1.1 million, or 2.3 percent, for 2012 as compared to 2011, due primarily to greater refunds on tax appeals received in 2012 as compared to 2011 for certain properties.  Utilities for the Same-Store Properties decreased $5.9 million, or 16.1 percent, for 2012 as compared to 2011, due primarily to lower rates and usage in 2012 as compared to 2011.  Operating services for the Same-Store Properties decreased $4.2 million, or 7.1 percent, for 2012 as compared to 2011, due primarily to a decrease in snow removal costs for 2012 as compared to 2011, as a result of a milder winter in 2012.

Construction services revenue increased $1.4 million, or 21.8 percent, in 2012 as compared to 2011, due to increased construction contracts in 2012.  Real estate services revenue was relatively unchanged, for 2012 as compared to 2011.

Direct construction costs increased $1.2 million, or 19.6 percent, in 2012 as compared to 2011, due primarily to increased construction contracts in 2012.  General and administrative expense increased $4.9 million, or 27.3 percent, for 2012 as compared to 2011, which was due primarily to an increase in pre-acquisition costs of $2.5 million in 2012 as compared to 2011, $1.4 million in costs related to the departure of one of the Company’s executive vice presidents in 2012 and an increase in marketing expenses of $0.7 million in 2012 as compared to 2011.

Depreciation and amortization increased by $0.3 million, or 0.3 percent, for 2012 over 2011.  This increase was due primarily to the effect of the Acquired Properties.

Interest expense increased $0.5 million or 0.8 percent for 2012 as compared to 2011.  This increase was primarily a result of higher average debt balances in 2012 as compared to 2011, partially offset by lower average borrowing rates.

Interest and other investment income was relatively unchanged for 2012 as compared to 2011.

Equity in earnings (loss) of unconsolidated joint ventures increased $1.7 million or 267.4 percent, for 2012 as compared to 2011 due primarily to income of $1.3 million in 2012 in the Stamford SM LLC venture entered into on February 2012, and increased income of $0.4 million in the Harborside South Pier venture.

In 2012, the Company recognized a loss from early extinguishment of debt of $4.4 million, due to the early redemption of senior unsecured notes.

Income from continuing operations decreased to approximately $38.1 million in 2012 from $38.5 million in 2011.  The decrease of $0.4 million was due to the factors discussed above.

Realized gains (losses) and unrealized losses on disposition of rental property in 2012 of $2.4 million was comprised of a realized gain of $4.5 million on the disposition of an office property in King of Prussia, Pennsylvania (related to the transfer of the property to the mortgage lender in satisfaction of its obligations), partially offset by a valuation allowance of $2.1 million related to properties identified as held for sale.  The Company had recorded an impairment charge on the King of Prussia property of $9.5 million at December 31, 2010.  The above properties are classified as discontinued operations for 2012 and 2011.  Loss from discontinued operations decreased $0.2 million for 2012 as compared to 2011.

Net income available to common shareholders increased by $2.8 million, from $33.1 million in 2011 to approximately $35.9 million in 2012.  This increase was the result of a realized gain on the disposition of rental property of $4.5 million in 2012, a decrease in preferred stock dividends of $1.0 million paid in 2011 and a decrease in noncontrolling interest in Operating Partnership of $0.3 million for 2012 as compared to 2011.  These were partially offset by an unrealized loss of $2.1 million in 2012, a decrease in income from continuing operations of $0.4 million for 2012 as compared to 2011, an increase in noncontrolling interest in discontinued operations of $0.3 million for 2012 as compared to 2011 and a decrease in income from discontinued operations of $0.2 million for 2012 as compared to 2011.

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

Construction Projects:
In August 2011, the Company commenced construction of a 203,000 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building is expected to be delivered to the tenant in the first quarter of 2013 at a total estimated cost, including leasing costs, of approximately $53.5 million (of which the Company has incurred $22.8 million through June 30, 2012, including $12.9 million of land costs).

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 750 apartment units and estimated to cost approximately $230 million.  The parties anticipate the first phase will be ready for occupancy by approximately the second quarter of 2015.

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

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $130.0 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, a former director, and John J. Cali, a former director).  As of June 30, 2012, 128 of the Company’s properties, with an aggregate net book value of $1.7 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of June 30, 2012, the Company had 237 unencumbered properties, totaling 24.5 million square feet, representing 79.0 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents decreased by $1.2 million to $19.3 million at June 30, 2012, compared to $20.5 million at December 31, 2011.  This decrease is comprised of the following net cash flow items:

1)	$136.6 million provided by operating activities.

2)	$73.4 million used in investing activities, consisting primarily of the following:

(a)	$33.3 million used for additions to rental property and improvements; plus
(b)	$8.4 million used for the development of rental property; plus
(c)	$32.5 million used for investments in unconsolidated joint ventures; plus
(d)	$195 thousand increase in restricted cash; minus
(e)	$1 million from distributions in excess of cumulative earnings from unconsolidated joint ventures.

3)	$64.4 million used in financing activities, consisting primarily of the following:

(a)	$348 million used for repayments of revolving credit facility; plus
(b)	$221 million used for repayments of senior unsecured notes; plus
(c)	$90 million used for payments of dividends and distributions; plus
(d)	$4.7 million used for repayments of mortgages, loans payable and other obligations; minus
(e)	$302.5 million from borrowing from revolving credit facility; minus
(f)	$299.4 million from proceeds from senior unsecured notes.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2012.

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$ 1,198,294	62.10%	5.70%	5.19
Fixed Rate Secured Debt	710,302	36.81%	7.51%	5.13
Variable Rate Secured Debt	11,000	0.57%	2.24%	0.50
Variable Rate Unsecured Debt	10,000	0.52%	1.50% (b)	3.31

Totals/Weighted Average:	$ 1,929,596	100.00%	6.32%	5.13

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.24 percent as of June 30, 2012.
(b) Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended June 30, 2012.

Debt Maturities:
Scheduled principal payments and related weighted average annual interest rates for the Company’s debt as of June 30, 2012 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
July 1 to December 31, 2012	$ 5,548	$ 11,000	$ 16,548	4.06%
2013	11,315	119,118	130,433	5.17%
2014	10,468	335,257	345,725	6.82%
2015	8,941	160,000	168,941	5.17%	(b)
2016	8,753	273,120	281,873	7.16%
Thereafter	26,992	979,562	1,006,554	6.39%
Sub-total	72,017	1,878,057	1,950,074
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
June 30, 2012	(20,478)	-	(20,478)

Totals/Weighted Average	$ 51,539	$ 1,878,057	$1,929,596	6.32%

(a) The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.24 percent as of June 30, 2012.
(b) Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended June 30, 2012.

Senior Unsecured Notes:
On April 19, 2012, the Operating Partnership completed the sale of $300 million face amount of 4.50 percent senior unsecured notes due April 18, 2022 with interest payable semi-annually in arrears.  The net proceeds from the issuance of $296.8 million, after underwriting discount and offering expenses, were used primarily to repay outstanding borrowings under the Company’s unsecured revolving credit facility.

On May 25, 2012, the Operating Partnership redeemed $94.9 million principal amount of its 6.15 percent senior unsecured notes due December 15, 2012 (the “2002 Notes”). The redemption price, including a make-whole premium, was 103.191672 percent of the principal amount of the 2002 Notes, plus accrued and unpaid interest up to the redemption date. The Operating Partnership funded the redemption price, including accrued and unpaid interest, of approximately $100.5 million from borrowing on its unsecured revolving credit facility, as well as cash on hand. In connection with the redemption, the Company recorded approximately $3.3 million as a loss from early extinguishment of debt.

On May 25, 2012, the Operating Partnership redeemed $26.1 million principal amount of its 5.82 percent senior unsecured notes due March 15, 2013 (the “2003 Notes”). The redemption price, including a make-whole premium, was 103.868592 percent of the principal amount of the 2003 Notes, plus accrued and unpaid interest up to the redemption date. The Operating Partnership funded the redemption price, including accrued and unpaid interest, of approximately $27.4 million from borrowing on its unsecured revolving credit facility, as well as cash on hand. In connection with the redemption, the Company recorded approximately $1.1 million as a loss from early extinguishment of debt.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.2 billion as of June 30, 2012) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of July 23, 2012, the Company had $50 million in outstanding borrowings under its unsecured revolving credit facility.

Through October 20, 2011, the Company had a $775 million unsecured revolving credit facility.  The interest rate on outstanding borrowings was LIBOR plus 55 basis points.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank (“the lender”) with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2012, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 23, 2012, the Company had $50 million in outstanding borrowings under its unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company recently called two series of Senior Unsecured Notes for redemption and is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed during 2012.  The Company currently anticipates that its available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s common units for the six months ended June 30, 2012:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2012	87,799,479	12,197,122	99,996,601
Common units redeemed for Common Stock	20,000	(20,000)	-
Cancellation of shares	(4,569)		(4,569)
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	4,368		4,368

Outstanding at June 30, 2012	87,819,278	12,177,122	99,996,400

Share Repurchase Program:
The Company has a share repurchase program which was authorized by its Board of Directors in September 2007 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions. As of June 30, 2012, the Company has a remaining authorization under the Repurchase Program of $46 million.

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold as of July 23, 2012.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $300 million of securities have been sold as of July 23, 2012 and $2.2 billion remains available for future issuances.

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

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of June 30, 2012:

Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$ 1,594,163	$ 171,450	$ 479,425	$ 277,350	$ 665,938	-
Revolving credit facility (a)	10,500	150	300	10,050	-	-
Mortgages, loans payable
and other obligations (b)	970,447	88,277	238,301	292,681	333,796	$ 17,392
Payments in lieu of taxes
(PILOT)	43,549	4,407	13,222	8,815	17,105	-
Ground lease payments	17,961	359	1,099	568	1,162	14,773
Total	$ 2,636,620	$ 264,643	$ 732,347	$ 589,464	$1,018,001	$ 32,165

(a) Interest payments assume LIBOR rate of 0.25 percent, which is the weighted average rate on this outstanding variable rate debt at June 30, 2012.
(b) Interest payments assume LIBOR rate of 0.24 percent, which is the weighted average rate on its outstanding variable rate debt at June 30, 2012.

Funds from Operations

Funds from operations (“FFO”) is defined as net income (loss) before noncontrolling interest of unitholders, computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from extraordinary items, sales of depreciable rental property, and impairments related to depreciable rental property, plus real estate-related depreciation and amortization.  The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT.  The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from sales of properties and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.

FFO should not be considered as an alternative to net income available to common shareholders as an indication of the Company’s performance or to cash flows as a measure of liquidity.    FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition.  However, the Company’s FFO is comparable to the FFO of real estate companies that use the current definition of the National Association of Real Estate Investment Trusts (“NAREIT”).

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$ 10,101	$17,333	$ 35,868	$33,062
Add: Noncontrolling interest in Operating Partnership	1,562	2,536	4,675	4,973
Noncontrolling interest in discontinued operations	(160)	24	306	43
Real estate-related depreciation and amortization on
continuing operations (a)	48,925	48,816	97,655	97,490
Real estate-related depreciation and amortization
on discontinued operations	13	422	428	863
Deduct: Discontinued operations – Realized (gains) losses and
unrealized losses on disposition of rental property	1,634	-	(2,378)	-
Funds from operations available to common shareholders	$ 62,075	$ 69,131	$ 136,554	$ 136,431

(a)  Includes the Company’s share from unconsolidated joint ventures of $996 and $1,083 for the three months ended June 30, 2012 and 2011, respectively, and $1,989 and $2,168 for the six months ended June 30, 2012 and 2011, respectively.

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

Approximately $1.9 billion of the Company’s long-term debt as of June 30, 2012 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of June 30, 2012 ranged from LIBOR plus 125 basis points to LIBOR plus 200 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $210,000 annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2012 would be approximately $31 million.

June 30, 2012
Debt,										Fair
including current portion ($s in thousands)	7/1/12- 12/31/12	2013	2014	2015	2016	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$ 5,548	$130,433	$345,725	$158,941	$281,873	$1,006,554	$1,929,074	$(20,478)	$1,908,596	$2,082,311
Average Interest Rate	6.84%	5.17%	6.82%	5.40%	7.16%	6.39%			6.38%

Variable Rate	$11,000			$ 10,000			$ 21,000		$ 21,000	$ 21,000

(a)  Adjustment for unamortized debt discount/premium and mark-to-market, net, as of June 30, 2012.

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

Item 1A.     Risk Factors

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)              COMMON STOCK
During the three months ended June 30, 2012, the Company issued 10,000 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

(b)              Not Applicable.

(c)              Not Applicable.

Item 3.      Defaults Upon Senior Securities

(a)              Not Applicable.

(b)              Not Applicable.

Item 4.       Mine Safety Disclosure

                    Not Applicable.

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

Mack-Cali Realty Corporation
(Registrant)

Date: July 25, 2012	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: July 25, 2012	By:	/s/ Barry Lefkowitz
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

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith