Form 10-Q
period 2013-03-31
MACK CALI REALTY CORP
filed 2013-04-25
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 22, 2013, there were 87,925,476 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

MACK-CALI REALTY CORPORATION

FORM 10-Q

INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):

		Consolidated Balance Sheets as of March 31, 2013
		and December 31, 2012	4

		Consolidated Statements of Operations for the three months
		ended March 31, 2013 and 2012	5

		Consolidated Statement of Changes in Equity for the three months
		ended March 31, 2013	6

		Consolidated Statements of Cash Flows for the three months
		ended March 31, 2013 and 2012	7

		Notes to Consolidated Financial Statements	8-44

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	45-60

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60

	Item 4.	Controls and Procedures	60

Part II	Other Information

	Item 1.	Legal Proceedings	61

	Item 1A.	Risk Factors	61

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

	Item 3.	Defaults Upon Senior Securities	61

	Item 4.	Mine Safety Disclosures	61

	Item 5.	Other Information	61

	Item 6.	Exhibits	61

Signatures			62

Exhibit Index			63-82

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
ASSETS	2013	2012
Rental property
Land and leasehold interests	$779,583	$782,315
Buildings and improvements	4,114,633	4,104,472
Tenant improvements	457,816	489,608
Furniture, fixtures and equipment	2,905	3,041
	5,354,937	5,379,436
Less – accumulated depreciation and amortization	(1,439,975)	(1,478,214)
	3,914,962	3,901,222
Rental property held for sale, net	103,474	60,863
Net investment in rental property	4,018,436	3,962,085
Cash and cash equivalents	24,184	58,245
Investments in unconsolidated joint ventures	158,505	132,339
Unbilled rents receivable, net	146,327	139,984
Deferred charges, goodwill and other assets	208,293	204,874
Restricted cash	20,419	19,339
Accounts receivable, net of allowance for doubtful accounts
of $2,219 and $2,614	9,105	9,179

Total assets	$4,585,269	$4,526,045

LIABILITIES AND EQUITY
Senior unsecured notes	$1,446,987	$1,446,894
Revolving credit facility	92,000	-
Mortgages, loans payable and other obligations	757,700	757,495
Dividends and distributions payable	44,916	44,855
Accounts payable, accrued expenses and other liabilities	131,960	124,822
Rents received in advance and security deposits	52,578	55,917
Accrued interest payable	21,772	27,555
Total liabilities	2,547,913	2,457,538
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
87,923,776 and 87,536,292 shares outstanding	879	875
Additional paid-in capital	2,533,238	2,530,621
Dividends in excess of net earnings	(792,446)	(764,522)
Total Mack-Cali Realty Corporation stockholders’ equity	1,741,671	1,766,974

Noncontrolling interests in subsidiaries:
Operating Partnership	239,320	245,091
Consolidated joint ventures	56,365	56,442
Total noncontrolling interests in subsidiaries	295,685	301,533

Total equity	2,037,356	2,068,507

Total liabilities and equity	$4,585,269	$4,526,045

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)(unaudited)

	Three Months Ended
	March 31,
REVENUES	2013	2012
Base rents	$143,263	$144,288
Escalations and recoveries from tenants	20,748	19,409
Construction services	8,226	3,463
Real estate services	6,443	1,171
Parking income	1,399	1,611
Other income	1,753	7,881
Total revenues	181,832	177,823

EXPENSES
Real estate taxes	22,976	22,384
Utilities	17,359	15,816
Operating services	27,394	25,256
Direct construction costs	7,825	3,278
Real estate services expenses	4,952	504
General and administrative	12,017	10,793
Depreciation and amortization	46,504	46,594
Total expenses	139,027	124,625
Operating income	42,805	53,198

OTHER (EXPENSE) INCOME
Interest expense	(29,869)	(30,548)
Interest and other investment income	6	13
Equity in earnings (loss) of unconsolidated joint ventures	(1,750)	600
Total other (expense) income	(31,613)	(29,935)
Income from continuing operations	11,192	23,263
Discontinued operations:
Income (loss) from discontinued operations	1,897	1,992
Realized gains (losses) and unrealized losses
on disposition of rental property, net	-	4,012
Total discontinued operations, net	1,897	6,004
Net income	13,089	29,267
Noncontrolling interest in consolidated joint ventures	62	79
Noncontrolling interest in Operating Partnership	(1,365)	(2,846)
Noncontrolling interest in discontinued operations	(230)	(733)
Net income available to common shareholders	$11,556	$25,767

Basic earnings per common share:
Income from continuing operations	$0.11	$0.23
Discontinued operations	0.02	0.06
Net income available to common shareholders	$0.13	$0.29

Diluted earnings per common share:
Income from continuing operations	$0.11	$0.23
Discontinued operations	0.02	0.06
Net income available to common shareholders	$0.13	$0.29

Basic weighted average shares outstanding	87,669	87,799

Diluted weighted average shares outstanding	99,849	100,062

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

			Additional	Dividends in	Noncontrolling
	Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2013	87,536	$875	$2,530,621	$(764,522)	$301,533	$2,068,507
Net income	-	-	-	11,556	1,533	13,089
Common stock dividends	-	-	-	(39,480)	-	(39,480)
Common unit distributions	-	-	-	-	(5,437)	(5,437)
Decrease in noncontrolling interest	-	-	-	-	(15)	(15)
Redemption of common units
for common stock	61	1	1,218	-	(1,219)	-
Shares issued under Dividend
Reinvestment and Stock
Purchase Plan	3	-	86	-	-	86
Stock compensation	324	3	603	-	-	606
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	710	-	(710)	-
Balance at March 31, 2013	87,924	$879	$2,533,238	$(792,446)	$295,685	$2,037,356

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012
Net income	$13,089	$29,267
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	46,545	46,438
Depreciation and amortization on discontinued operations	297	1,643
Amortization of stock compensation	606	934
Amortization of deferred financing costs and debt discount	773	611
Equity in loss (earnings) of unconsolidated joint venture, net	1,750	(600)
Distributions of cumulative earnings from unconsolidated
joint ventures	453	125
Realized (gains) and unrealized losses on disposition
of rental property, net	-	(4,012)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(6,335)	(756)
Increase in deferred charges, goodwill and other assets	(8,862)	(10,910)
Decrease (increase) in accounts receivable, net	74	(737)
Increase in accounts payable, accrued expenses
and other liabilities	9,797	6,129
(Decrease) increase in rents received in advance and security deposits	(3,339)	606
Decrease in accrued interest payable	(5,783)	(11,832)

Net cash provided by operating activities	$49,065	$56,906

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(61,318)	$-
Rental property additions and improvements	(25,214)	(17,424)
Development of rental property	(9,121)	(3,701)
Investment in unconsolidated joint ventures	(30,523)	(32,288)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	1,233	988
Payment of contingent consideration	(2,755)	-
Increase in restricted cash	(1,080)	(642)

Net cash used in investing activities	$(128,778)	$(53,067)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$153,500	$207,526
Repayment of revolving credit facility	(61,500)	(64,026)
Repayment of senior unsecured notes	-	(100,000)
Proceeds from mortgages and loans payable	1,363	-
Repayment of mortgages, loans payable and other obligations	(2,643)	(2,339)
Payment of financing costs	(236)	-
Payment of dividends and distributions	(44,832)	(44,972)

Net cash provided by (used in) financing activities	$45,652	$(3,811)

Net increase (decrease) in cash and cash equivalents	$(34,061)	$28
Cash and cash equivalents, beginning of period	58,245	20,496

Cash and cash equivalents, end of period	$24,184	$20,524

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of March 31, 2013, the Company owned or had interests in 279 properties plus developable land (collectively, the “Properties”).  The Properties aggregate approximately 31.6 million square feet, which are comprised of 257 buildings, primarily office and office/flex buildings totaling approximately 31.1 million square feet (which include four buildings, primarily office buildings aggregating approximately 0.8 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, eight multi-family properties totaling 2,907 apartments (which include seven properties aggregating 2,597 apartments owned by unconsolidated joint ventures in which the Company has investment interests), four retail properties totaling approximately 98,800 square feet (which include two buildings aggregating 81,500 square feet  owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the “Operating Partnership”), and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

Accounting Standards Codification (“ASC”) 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance: and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.9 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $123.5 million and $107.6 million as of March 31, 2013 and December 31, 2012, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

As of March 31, 2013 and December 31, 2012, the Company’s consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $195.9 million and $198.3 million, respectively, mortgages of $78.4 million and $77.1 million, respectively, and other liabilities of $15.8 million and $16.5 million, respectively.  These consolidated ventures were acquired as part of the Roseland Transaction (as defined in Note 13: Commitments and Contingencies).

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $773,000 and $611,000 for the three months ended March 31, 2013 and 2012, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) on early extinguishment of debt.  No such amounts were written off for the three months ended March 31, 2013 and 2012.

Deferred
Leasing Costs
Costs incurred in connection with leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation, which is capitalized and amortized, approximated $1,173,000 and $1,096,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Revenue
Recognition
Base rental revenue is recognized on a straight-line basis over the terms of the respective leases.  Unbilled rents receivable represents the cumulative amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements.  Above-market and below-market lease values for acquired properties are initially recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the remaining initial term plus the term of any below-market fixed-rate renewal options for below-market leases.  The capitalized above-market lease values for acquired properties are amortized as a reduction of base rental revenue over the remaining terms of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases.  Escalations and recoveries from tenants are received from tenants for certain costs as provided in the lease agreements.  These costs generally include real estate taxes, utilities, insurance, common area maintenance and other recoverable costs.  See Note 14: Tenant Leases.  Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, development and leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Fee income derived from the Company’s unconsolidated joint ventures (which are capitalized by such ventures) are recognized to the extent attributable to the unaffiliated ownership interests.  Other income includes income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

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

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2008 forward.

Earnings
Per Share
The Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  Shares whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS as follows (i) if all necessary conditions have been satisfied by the end of the period (the events have occurred), those shares shall be included as of the beginning of the period in which the conditions were satisfied (or as of the date of the grant, if later) or (ii) if all necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares included in diluted EPS shall be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period (for example, the number of shares that would be issuable based on current period earnings or period-end market price) and if the result would be dilutive. Those contingently issuable shares shall be included in the denominator of diluted EPS as of the beginning of the period (or as of the date of the grant, if later).

Dividends and
Distributions
Payable
The dividends and distributions payable at March 31, 2013 represents dividends payable to common shareholders (87,668,658 shares) and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (12,081,440 common units) for all such holders of record as of April 3, 2013 with respect to the first quarter 2013.  The first quarter 2013 common stock dividends and common unit distributions of $0.45 per common share and unit were approved by the Board of Directors on March 12, 2013.  The common stock dividends and common unit distributions payable were paid on April 12, 2013.

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

On April 15, 2013, the Company announced that its Board of Directors intends to reduce its quarterly common stock dividend and common unit distribution from the current $0.45 per common share and unit to $0.30 per common share and unit.  This new quarterly rate indicates an annual rate of $1.20 per common share and unit.  It is anticipated that the declaration of the second quarter common stock dividend and common unit distribution will occur at the Board of Directors’ meeting on May 15, 2013.

Costs Incurred
For Stock
Issuances	Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of  ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), TSR-based Performance Shares and stock options (if any) at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $845,000 and $814,000 for the three months ended March 31, 2013 and 2012, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the three months ended March 31, 2013 and 2012, and no accumulated other comprehensive income as of March 31, 2013 and 2012.

3.    REAL ESTATE TRANSACTIONS

On January 18, 2013, the Company acquired Alterra at Overlook Ridge 1A (“Alterra 1A”), a 310-unit multi-family rental property located in Revere, Massachusetts, for approximately $61.3 million in cash.  The purchase price for the property was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

The purchase price was allocated to the net assets acquired as follows (in thousands):

January 18, 2013
Land	$9,042
Buildings and improvements	50,739
Furniture, fixtures and equipment	801
In-place lease values (1)	931
61,513

Less: Below market lease values (1)	195
195

Net cash paid at acquisition	$61,318

(1)	In-place lease values and below market lease values will be amortized over seven months.

For the three months ended March 31, 2013, included in general and administrative expense was approximately $56,000 of transaction costs related to the Alterra 1A acquisition.

On April 4, 2013, the Company acquired Alterra at Overlook Ridge IB, a 412-unit multi-family property in Revere, Massachusetts, for approximately $88 million.  The Company funded the acquisition primarily through borrowings under the Company’s unsecured revolving credit facility.

On April 10, 2013, the Company sold its 248,400 square foot office property located at 19 Skyline Drive in Hawthorne, New York for approximately $16 million.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2013, the Company had an aggregate investment of approximately $158.5 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of March 31, 2013, the unconsolidated joint ventures owned: three office and two retail properties aggregating approximately 0.4 million square feet, seven multi-family properties totaling 2,597 apartments, a 350-room hotel, a senior mezzanine loan position in the capital stack of a 1.7 million square foot commercial property; development projects for up to approximately 2,376 apartments; and interests and/or rights to developable land parcels able to accommodate up to 4,071 apartments, 1.2 million square feet of office space and a 1.5 million square foot mixed-use project.  The Company’s unconsolidated interests range from 7.5 percent to 80 percent subject to specified priority allocations in certain of the joint ventures.

The amounts reflected in the following tables (except for the Company’s share of equity in earnings) are based on the historical financial information of the individual joint ventures.  The Company does not record losses of the joint ventures in excess of its investment balances unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Unless otherwise noted below, the debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.  The Company had $204,000 and $370,000 in accounts receivable due from its unconsolidated joint ventures as of March 31, 2013 and December 31, 2012, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of March 31, 2013 are six unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $13.5 million as of March 31, 2013.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $17.4 million, which includes the Company’s current investment and estimated future funding commitments of approximately $3.9 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2013 and December 31, 2012: (dollars in thousands)

	March 31,	December 31,
	2013	2012
Assets:
Rental property, net	$442,346	$179,824
Loan receivable	42,953	42,276
Other assets	351,312	311,846
Total assets	$836,611	$533,946
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$344,095	$168,908
Other liabilities	13,115	12,203
Partners'/members' capital	479,401	352,835
Total liabilities and
partners'/members' capital	$836,611	$533,946

The following is a summary of the Company's investments in unconsolidated joint ventures as of March 31, 2013 and December 31, 2012: (dollars in thousands)

	March 31,	December 31,
Entity	2013	2012
Plaza VIII & IX Associates, L.L.C.	$4,022	$4,321
South Pier at Harborside	(2,487)	(1,225)
Red Bank Corporate Plaza, L.L.C.	3,985	3,876
12 Vreeland Associates, L.L.C.	12,748	12,840
Boston Downtown Crossing	13,012	13,012
Gale Jefferson, L.L.C.	-	1,029
Stamford SM LLC	34,547	34,006
Marbella RoseGarden, L.L.C.	16,601	16,918
RoseGarden Monaco Holdings, L.L.C.	4,363	4,761
Rosewood Lafayette Holdings, L.L.C.	1,698	1,988
PruRose Port Imperial South 15, LLC	-	606
Rosewood Morristown, L.L.C.	6,935	7,091
Overlook Ridge JV, L.L.C.	-	-
Overlook Ridge, L.L.C.	71	31
Overlook Ridge JV 2C/3B, L.L.C.	91	179
Roseland/North Retail, L.L.C.	2,112	2,161
BNES Associates III	1,839	1,955
Portside Master Company, L.L.C.	3,637	3,651
PruRose Port Imperial South 13, LLC	2,817	2,920
Roseland/Port Imperial Partners, L.P.	2,635	2,582
RoseGarden Marbella South, L.L.C.	6,241	6,182
PruRose Riverwalk G, L.L.C.	3,959	4,136
Elmajo Urban Renewal Associates, LLC	725	849
Riverpark at Harrison I, L.L.C.	2,641	2,606
150 Main Street, L.L.C.	2,602	2,395
RoseGarden Monaco, L.L.C.	1,178	1,165
Hillsborough 206 Holdings, L.L.C.	1,973	1,967
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	337	337
Crystal House Apartments Investors LLC	30,223	-
Company's investment in unconsolidated joint ventures	$158,505	$132,339

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2013 and 2012: (dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Total revenues	$12,420	$11,704
Operating and other expenses	(7,948)	(7,179)
Depreciation and amortization	(3,091)	(2,390)
Interest expense	(2,012)	(1,690)
Net income	$(631)	$445

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2013 and 2012: (dollars in thousands)

	Three Months Ended
	March 31,
Entity	2013	2012
Plaza VIII & IX Associates, L.L.C.	$9	$10
South Pier at Harborside	(511)	12
Red Bank Corporate Plaza, L.L.C.	101	103
12 Vreeland Associates, L.L.C.	(92)	199
Boston Downtown Crossing	(5)	(100)
Gale Jefferson, L.L.C.	68	20
Stamford SM LLC	885	356
Marbella RoseGarden, L.L.C.	(111)	-
RoseGarden Monaco Holdings, L.L.C.	(399)	-
Rosewood Lafayette Holdings, L.L.C.	(290)	-
PruRose Port Imperial South 15, LLC	(606)	-
Rosewood Morristown, L.L.C.	(124)	-
Overlook Ridge JV, L.L.C.	-	-
Overlook Ridge, L.L.C.	-	-
Overlook Ridge JV 2C/3B, L.L.C.	(73)	-
Roseland/North Retail, L.L.C.	(49)	-
BNES Associates III	(69)	-
Portside Master Company, L.L.C.	(45)	-
PruRose Port Imperial South 13, LLC	(133)	-
Roseland/Port Imperial Partners, L.P.	-	-
RoseGarden Marbella South, L.L.C.	(18)	-
PruRose Riverwalk G, L.L.C.	(186)	-
Elmajo Urban Renewal Associates, LLC	(115)	-
Riverpark at Harrison I, L.L.C.	-	-
150 Main Street, L.L.C.	-	-
RoseGarden Monaco, L.L.C.	-	-
Hillsborough 206 Holdings, L.L.C.	-	-
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	-	-
Crystal House Apartments Investors LLC	13	-
Company's equity in earnings of unconsolidated joint ventures	$(1,750)	$600

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

The venture has a non-recourse mortgage loan with a balance as of March 31, 2013 of $63.7 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture also has a loan with a balance as of March 31, 2013 of $5.1 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $5.1 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

Red Bank Corporate Plaza, L.L.C.
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a $17.2 million mortgage loan collateralized by the office property, which bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 300 basis points and matures in May 2016.  LIBOR was 0.20 percent at March 31, 2013.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the interest rate on 75 percent of the loan was fixed at 3.99375 percent effective from October 17, 2011 through maturity.

The Company performed management, leasing, and other services for the property owned by the joint venture and recognized $27,000 and $25,000 in fees for such services in the three months ended March 31, 2013 and 2012, respectively.

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

Boston Downtown Crossing
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

On April 23, 2013, the Company and JPM sold their interests in the venture to Vornado for $45 million, of which the Company’s share was $13.5 million.

Gale Jefferson, L.L.C.
The Company had a joint venture with a Gale Affiliate to form M-C Jefferson, L.L.C. (“M-C Jefferson”) which owned an 8.33 percent indirect interest in One Jefferson Road LLC (“One Jefferson”), which developed and managed a 100,010 square foot office property at One Jefferson Road, Parsippany, New Jersey (the “Jefferson Property”).  The property is fully leased to a single tenant through August 2025.

One Jefferson had a loan in the amount of $20.2 million, which bore interest at a rate of LIBOR plus 160 basis points and was scheduled to mature in October 2013.  On January 4, 2013, Gale Jefferson, L.L.C. sold its membership interest to JPM for $3.2 million, of which the Company’s share was $1.1 million.

The Company performed management, leasing, and other services for the Jefferson Property and recognized $16,000 and $48,000 in income for such services in the three months ended March 31, 2013 and 2012, respectively.

Stamford SM LLC
On February 17, 2012, the Company entered into a joint venture to form Stamford SM LLC (“Stamford SM”) which acquired a senior mezzanine loan (the “Mezz Loan”) position in the capital stack of a 1.7 million square foot class A portfolio in Stamford, Connecticut for $40 million.  The Mezz Loan has a face value of $50 million and is secured by the equity interests in a seven-building portfolio containing 1.67 million square feet of class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford Central Business District.  The interest-only Mezz Loan has a carrying value of $43.0 million as of March 31, 2013.  The Mezz Loan is subject to an agreement, which provides subject to certain conditions, that principal proceeds above $47 million are paid to another party.  The Mezz Loan bears interest at LIBOR plus 325 basis points and matures in August 2013 with a one-year extension option, subject to certain conditions.

The operating agreement of Stamford SM provides, among other things, for distributions of net available cash in accordance with its members’ respective ownership percentages.  The Company holds an 80 percent interest in the venture.  The Company and the 20 percent member share equally in decision-making on all major decisions involving the operations of the venture.

Marbella RoseGarden, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 24.27 percent indirect residual interest in an entity that owns a 412-unit, 40-story multi-family rental property which aggregates 369,607 square feet and is located in Jersey City, New Jersey (the “Marbella Property”).

The Company owns 48.5325 percent of Marbella RoseGarden, L.L.C. (“RoseGarden”) with the remaining interest owned by MG Marbella Partners, L.L.C.

RoseGarden owns a 50 percent interest in the property-owning entity, PruRose/Marbella I, L.L.C. (“PruRose/Marbella”), with the remaining interest owned by Prudential-Marbella Partnership (“Prudential-Marbella”).

In general, the operating agreement of PruRose/Marbella provides that operating cash flows are distributed to members first to Prudential-Marbella and then to RoseGarden based on a 9.5 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2013, Prudential-Marbella had a capital balance of $7.6 million and RoseGarden had a capital balance of $0.1 million.  There was no accumulated unpaid operating return as of March 31, 2013.

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

PruRose/Marbella has a mortgage loan, with a balance of $95 million as of March 31, 2013, which bears interest at 4.99 percent and matures in May 2018.  The interest-only loan is collateralized by the Marbella Property.

The Company performed management, leasing, and other services for PruRose/Marbella and recognized $95,000 in income for such services in the three months ended March 31, 2013.

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

In general, the operating agreement of PruRose Monaco provides that operating cash flows are distributed to members first to Prudential and then to Monaco Holdings based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2013, Prudential had a capital balance of $76 million and an accumulated unpaid operating return of $2.4 million.  It is not anticipated that Monaco Holdings will be required to fund any capital.

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

PruRose Monaco has an interest-only mortgage loan, collateralized by the property with a balance of $165 million as of March 31, 2013.  The mortgage loan bears interest at 4.19 percent and matures in February 2021.

The Company performed management, leasing, and other services for PruRose Monaco and recognized $121,000 in income for such services in the three months ended March 31, 2013.

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

In general, the operating agreement of Rosewood Lafayette provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on an eight percent operating return to December 23, 2012 and nine percent thereafter on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2013, Prudential had a capital balance of $29.3 million and an accumulated unpaid operating return of $1.5 million.  It is not anticipated that Rosewood will be required to fund any capital.

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

Rosewood Lafayette has a mortgage loan, with a balance of $39.9 million as of March 31, 2013, which bears interest at 4.0 percent and matures in July 2015.  The loan requires principal and interest payments based on a 30-year amortization schedule and is collateralized by the Highlands Property.

The Company performed management, leasing, and other services for Rosewood Lafayette and recognized $46,000 in income for such services in the three months ended March 31, 2013.

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

Port Imperial 15 is owned 50 percent by the Company and 50 percent by PRII Port Imperial South 15, LLC (“Prudential-Port”).

In general, the operating agreement of Port Imperial 15 provides that operating cash flows are distributed to members first to Prudential-Port and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2013, Prudential-Port had a capital balance of $33.3 million and an accumulated unpaid operating return of $3.9 million.  It is not anticipated that the Company will be required to fund any capital.

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

Port Imperial 15 has a mortgage loan, with a balance of $57 million as of March 31, 2013, which bears interest at LIBOR plus 235 basis points and matures in June 2013.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The interest-only loan is collateralized by the RiversEdge Property.  On June 30, 2010, the interest rate on the loan was fixed at 3.78 percent through maturity.

The Company performed management, leasing and other services for Port Imperial 15 and recognized $61,000 in income for such services in the three months ended March 31, 2013.

Rosewood Morristown, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 50 percent interest in Rosewood Morristown, L.L.C. (“Rosewood”) with the remaining interest owned by Woodmont Epsteins, L.L.C.

Rosewood owns a 50 percent interest in Morristown Epsteins, L.L.C. (“Morristown”) with the remaining 50 percent owned by a third party. Morristown owns an interest in a 76-unit-for-sale luxury condominium community (the “40 Park Condominiums Property”), three of which were unsold at acquisition and two of which remain unsold as of March 31, 2013.  Morristown also owns land where it intends to build a 91-unit, seven-story, multi-family rental property (the “Lofts at 40 Park Property”).  Morristown also owns a 50 percent residual interest in the entity that owns a 130-unit multi-family rental property (the “Metropolitan Property”) and approximately 60,000 square feet of retail space in two buildings (the “Shops”), Epsteins B Rentals, L.L.C. (“Epsteins”), with the remaining interest owned by Prudential.  All of the properties are located in Morristown, New Jersey.

The operating agreement of Morristown provides, among other things, for the distribution of net available cash to the members, as follows:

•	to pay accrued and unpaid interest at a rate of eight percent on the balance note, as defined;
•	to Rosewood in an amount equal to its current year’s annual preferred return rate of eight percent on its adjusted capital, as defined;
•	to pay the outstanding balance remaining on the balance note, which was $2.3 million as of March 31, 2013;
•	to Rosewood in an amount equal to its adjusted capital balance, which was $3.2 million as of March 31, 2013; and
•	to the members in accordance with their ownership percentages.

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

In general, the operating agreement of Epsteins provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on a nine percent return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2013, Prudential had a capital balance of $14.7 million and Rosewood had a capital balance of $0.7 million.  There was no accumulated unpaid operating return as of March 31, 2013.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return balance and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

Epsteins has a mortgage loan, with a balance of $48.5 million as of March 31, 2013, which bears interest at LIBOR plus 275 basis points, matures in February 2014 and requires a $1.9 million principal payment in August 2013.  The interest-only loan is collateralized by the Metropolitan Property.

Morristown has a mortgage loan, with a balance of $1.1 million as of March 31, 2013, which bears interest at LIBOR plus 250 basis points and matures in September 2013.  The loan is collateralized by the Lofts at 40 Park Property and is fully guaranteed by the Company.

The Company performed management, leasing, and other services for Epsteins and recognized $43,000 in income for such services in the three months ended March 31, 2013.

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

The Company owns 50 percent of Overlook Ridge JV, L.L.C. (“Overlook Ridge JV”) with the remaining interest owned by Rowe Contracting Company (“Rowe”).

Overlook Ridge JV owns a 50 percent interest in the property-owning entity, LR JV-C Associates, L.L.C. (“LR Overlook”) with the remaining interest owned by Lennar Massachusetts Properties Inc. (“Lennar”) and a 100 percent interest in the property-owning entity LR Overlook Phase III, L.L.C. (“LR Overlook Phase III”).

In general, the operating agreement of LR Overlook provides, among other things, for distributions of cash flow to the members in accordance with their ownership percentages, subject to the repayment of priority partnership loans.  As of March 31, 2013, Lennar has a priority partnership loan of $18.2 million, which has an accrued interest balance of $12.5 million.

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

LR Overlook has mortgage loans, with a balance of $69.9 million as of March 31, 2013, which mature in May 2013.  The senior loan, with a balance of $52.9 million, which bears interest at LIBOR plus 200 basis points is collateralized by the Quarrystone I property.  The junior loan, with a balance of $17 million, which bears interest at LIBOR plus 90 basis points is collateralized by a $17 million letter of credit provided by an affiliate of Lennar.

LR Overlook Phase III has a mortgage loan, with a balance of $5.5 million as of March 31, 2013, which bears interest at a rate of LIBOR plus 250 basis points and matures in April 2015.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.  The interest-only loan is collateralized by the Overlook Phase III Land.  The Company has guaranteed repayment of up to $1.5 million and all interest under the loan.

The Company performed management, leasing, and other services for LR Overlook and recognized $45,000 in income for such services in the three months ended March 31, 2013.

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

Overlook Ridge has a mortgage loan collateralized by Overlook Land, not to exceed $17.4 million, with a balance of $16.2 million as of March 31, 2013.  The loan bears interest at a rate of LIBOR plus 350 basis points and matures in March 2014.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.  The Company has guaranteed repayment of the outstanding principal balance of the loan.

Overlook Ridge JV 2C/3B, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 25 percent indirect residual interest in a to-be-built, 371-unit multi-family rental development spanning four buildings (the “Overlook 2C/3B Project”) which is located in Malden, Massachusetts.  Construction began in January 2013 with anticipated initial deliveries in the third quarter 2014.

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

In general, the operating agreement of Overlook Apartments Investors provides that operating cash flows are distributed to members first to Overlook Apartments Member and then to Overlook 2C/3B based on a 6.5 percent preferred return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2013, Overlook Apartments Member had a capital balance of $19.1 million with an accumulated unpaid preferred return of $0.3 million.  It is anticipated that Overlook 2C/3B will not be required to fund any capital.

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

Overlook Apartments Investors has a construction loan not to exceed $55.5 million with no balance at March 31, 2013, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The Company has guaranteed lien-free completion of the project to the lender and Overlook Apartments Member.  The Company has also guaranteed repayment of $8.3 million of the loan.  Upon the project achieving a debt service coverage ratio of 1.25, as defined, the repayment guaranty ends.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On January 18, 2013, the interest rate on an amount not expected to exceed 95 percent of the outstanding loan balance was fixed at 3.0875 percent from September 3, 2013 to November 2, 2015.

The operating agreement of Overlook 2C/3B provides, among other things, for the distribution of net operating cash flow to the members, as follows:

•	First, to each member in proportion to and to the extent of such member’s unrecovered return of nine percent on unrecovered capital; and
•	Second, to the members in accordance with their ownership percentages.

Rowe has an unrecovered notional capital account balance of $7.2 million and the Company has an unrecovered capital account with $0.2 million associated with its land capital as of March 31, 2013.

The Company performed development, management, and other services for Overlook Apartments Investors and recognized $69,000 in income for such services in the three months ended March 31, 2013.

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

In general, the operating agreement of PI North Retail provides that operating cash flows are distributed first to Prudential-PI and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with ownership percentages.  As of March 31, 2013, Prudential-PI had a capital balance of $4.3 million and an accumulated unpaid operating return of $1.4 million and the Company had no capital balance.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

The Company performed management, leasing, and other services for PI North Retail and recognized $8,000 in income for such services in the three months ended March 31, 2013.

BNES Associates III
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 31.25 percent indirect interest in an entity that owns a 106,345 square foot fully-leased office property located in West Orange, New Jersey.

The Company owns 50 percent of BNES Associates III (“BNES”) with the remaining interest owned by L.A.H. Partners Crystal Lake, L.L.C.  BNES owns a 62.50 percent interest in the property-owning entity, The Offices at Crystal Lake, L.L.C. (“Crystal Lake”).

The operating agreement of Crystal Lake provides, among other things, for the distribution of net cash flow to the members in accordance with their percentage interests.

Crystal Lake has a mortgage loan, with a balance of $7.8 million as of March 31, 2013 collateralized by the office property, which bears interest at 4.76 percent and matures in November 2023.

Portside Master Company, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 38.25 percent indirect residual interest in a to-be-built, 176-unit multi-family rental property (“Portside at Pier One Building Seven Project”).  The Portside at Pier One Building Seven Project is located in East Boston, Massachusetts and began construction in December 2012 with anticipated initial deliveries in the third quarter 2014.  The project is subject to a ground lease with the Massachusetts Port Authority.  The ground lease provides for fixed and percentage rent.

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

In general, the operating agreement of Portside Apartment Holdings provides that operating cash flows are distributed to members first to Prudential Portside and then to Portside Master based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2013, Prudential Portside had a capital balance of $6.7 million and an unpaid operating return of $0.1 million.  It is anticipated that Portside Master will not be required to fund any capital.

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

Portside Apartment Holdings has a construction loan in an amount not to exceed $42.5 million with no balance at March 31, 2013, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 12.5 basis points for year one and 25 basis points for year two.  The Company has guaranteed lien-free completion of the project to the lender, Prudential Portside and Massachusetts Port Authority.  The Company has also guaranteed repayment of 50 percent of the loan until project completion, when the repayment guaranty is reduced to 25 percent.  The Company’s repayment guaranty is further reduced to 10 percent upon achieving a debt service coverage ratio of 1.25, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.

The Company performed development, management, and other services for Portside Apartment Holdings and recognized $42,000 in income for such services in the three months ended March 31, 2013.

PruRose Port Imperial South 13, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 20 percent residual interest in a to-be-built, 280-unit multi-family rental property (“Port Imperial 13”) located in Weehawken, New Jersey.  Port Imperial 13 began construction in January 2013 with anticipated initial deliveries in the third quarter 2014.

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

In general, the operating agreement of PruRose 13 provides that operating cash flows are distributed to members first to Prudential 13 and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2013, Prudential 13 had a capital balance of $30.0 million and an accumulated unpaid operating return of $1.1 million and the Company had a capital balance of $1.8 million and an accumulated unpaid operating return of $43,000.

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

PruRose 13 has a construction loan in an amount not to exceed $73.4 million with no balance at March 31, 2013.  The loan bears interest at a rate of LIBOR plus 215 basis points and matures in June 2016.  The loan provides, subject to certain conditions, a one-year extension option followed by a six-month extension option with a fee of 25 basis points each.  The Company has guaranteed lien-free completion of the project to the lender and Prudential.  The Company has also guaranteed repayment of up to $11 million of the loan.   The Company’s guaranty of repayment is reduced to $7.4 million upon achieving a debt service coverage ratio of 1.25, and to zero upon achieving a debt service coverage ratio of 1.40, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On December 28, 2012, the interest rate on an amount not expected to exceed 95 percent of the outstanding loan balance was fixed at 2.79 percent from July 1, 2013 to January 1, 2016.

The Company performed development, management, and other services for PruRose 13 and recognized $42,000 in income for such services in the three months ended March 31, 2013.

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

As of March 31, 2013, Prudential and Prudential LLC had a Parcel C capital balance of $18.2 million and an accumulated unpaid operating return of $2.7 million and the Company had a capital balance of $4,000.

In addition, the operating agreement provides each member a land capital account associated with the Port Imperial North Land.  As of March 31, 2013, Prudential and Prudential LLC had a land capital account balance of $57.7 million and the Company had a land capital account of $5.0 million. The land capital account balances do not earn a return and will be contributed to a development entity upon construction start for each development parcel, as defined.  Also, as of March 31, 2013, Prudential and Prudential LLC had a capital balance of $192,000 and the Company had a capital balance of $48,000 related to the Port Imperial North land.

RoseGarden Marbella South, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 24.27 percent indirect residual interest in a to-be-built, 311-unit high-rise multi-family rental property (the “Marbella II Project”) which is located in Jersey City, New Jersey.  The Marbella II Project is scheduled to begin construction in the near term.

The Company owns 48.5325 percent of RoseGarden Marbella South, L.L.C. (“RoseGarden South”) with the remaining interest owned by MG Marbella Partners II, L.L.C.

RoseGarden South holds a 50 percent interest in the development project-owning entity, PruRose Marbella II, L.L.C. (“PruRose/Marbella II”), with the remaining interest owned by PRISA III Investments LLC (“Prudential-Marbella II”).

In general, the operating agreement of PruRose/Marbella II provides that operating cash flows are distributed to members first to Prudential-Marbella II and then to RoseGarden South based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2013, Prudential-Marbella II had a capital balance of $3.2 million and an accumulated unpaid operating return of $0.2 million.  It is not anticipated that RoseGarden South will be required to fund any capital.

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

The Company performed development, management and other services for PruRose Marbella II and recognized $15,000 in income for such services in the three months ended March 31, 2013.

PruRose Riverwalk G, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 25 percent indirect residual interest in a to-be-built, 12-story, 316-unit multi-family rental property (the “RiverTrace Project”).  The RiverTrace Project is located in West New York, New Jersey. The RiverTrace Project began construction in November 2011 with anticipated initial deliveries in the third quarter 2013.

The Company owns 50 percent of PruRose Riverwalk G, L.L.C. (“PruRose Riverwalk”) with the remaining interest owned by Prudential.

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

In general, the operating agreement of Riverwalk G provides that operating cash flows are distributed to members first to Investor and then to PruRose Riverwalk based on a 7.75 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2013, Investor had a capital balance of $35 million and an unpaid operating return of $4.5 million.  It is not anticipated that PruRose Riverwalk will be required to fund any capital.

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

Riverwalk G has a construction loan in an amount not to exceed $83.1 million, with a balance of $30.7 million as of March 31, 2013, which bears interest at six percent and matures in July 2021.  The interest-only loan is collateralized by the RiverTrace Project.  The Company has guaranteed a lien-free completion of the project to the lender and Investor.  The Company fully guarantees the loan until six months after completion of the project.

The Company performed development, management, and other services for Riverwalk G and recognized $175,000 in income for such services in the three months ended March 31, 2013.

ELMAJO Urban Renewal Associates, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 7.5 percent residual interest in a to-be-built, three-building, 582 multi-family rental property located in Weehawken, New Jersey (the “Lincoln Harbor Project”), with the remaining interest owned by ELMAJO Management, Inc. (“EMI”).  The first phase, Building A, with 181 units, and Building C, with 174 units, began construction in 2012 and the second phase, Building B, with 227 units, began construction in January 2013. On March 13, 2013, Estuary Urban Renewal Unit B, LLC (“Estuary UR”) was formed to own and develop the second phase, Building B.  Estimated total development costs for the Lincoln Harbor Project is $220 million. EMI is required to fund any capital requirements in excess of construction financing.  The Company has no funding requirements to the venture.

The operating agreements of ELMAJO Urban Renewal Associates, LLC (“ELMAJO UR”), the entity which owns the Lincoln Harbor Project, Building A and C, and Estuary UR, the entity that owns the Lincoln Harbor Project Building B, provides, among other things, for the distribution of net distributable cash to the members, as follows:

•	First, to the members to the extent of and in proportion to their respective preferred return of 8.50 percent on the member’s unrecovered capital; and
•	Second, to the members in accordance with their ownership percentages.

As of March 31, 2013, EMI had a capital balance of $66 million and an unpaid preferred return of $10.2 million.

ELMAJO UR has a construction loan for Building A and Building C in an amount not to exceed $95 million, with a balance of $14.4 million as of March 31, 2013, which bears interest at LIBOR plus 210 basis points and matures in June 2016.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

The Company performed development and other services for ELMAJO UR and recognized $240,000 in income for such services in the three months ended March 31, 2013.

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

The Company performed development and other services for Eastchester and recognized $15,000 in income for such services in the three months ended March 31, 2013.

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

Crystal House Apartments Investors LLC
On March 20, 2013, the Company entered into a joint venture with a fund advised by UBS Global Asset Management (“UBS”) to form Crystal House Apartments Investors LLC (“CHAI”) which acquired the 828-unit multi-family property known as Crystal House located in Arlington, Virginia (“Crystal House Property”) for approximately $262.5 million.  The acquisition included vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved. The Company holds a 25 percent interest in the Crystal House property and a 50 percent interest in the vacant land.

In general, the operating agreement of CHAI provides that net operating cash flows are distributed to the members in accordance with ownership percentages.  Net cash flows from a capital event are distributed first to the members in accordance with ownership percentages until UBS receives a nine percent IRR, as defined, with any excess distributed 50 percent to the Company and 50 percent to UBS.

CHAI obtained a mortgage loan on the acquired property, which has a balance of $165 million as of March 31, 2013, bears interest at 3.17 percent and matures in March 2020.  The loan, which is interest-only during the initial 5-year term and amortizable over a 30-year period for the remaining term, is collateralized by the Crystal House Property.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS

	March 31,	December 31,
(dollars in thousands)	2013	2012
Deferred leasing costs	$254,164	$267,197
Deferred financing costs	20,218	20,447
	274,382	287,644
Accumulated amortization	(119,038)	(131,613)
Deferred charges, net	155,344	156,031
In-place lease values, related intangible and other assets, net	17,979	19,284
Goodwill	2,945	2,945
Prepaid expenses and other assets, net	32,025	26,614

Total deferred charges, goodwill and other assets	$208,293	$204,874

6.    RESTRICTED CASH

Restricted cash includes security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	March 31,	December 31,
	2013	2012
Security deposits	$7,387	$7,165
Escrow and other reserve funds	13,032	12,174

Total restricted cash	$20,419	$19,339

7.    DISCONTINUED OPERATIONS

The Company had the following properties identified as held for sale as of March 31, 2013 (dollars in thousands):

		# of	Rentable	Gross	Accumulated	Valuation	Net
Property	Location	Bldgs.	Square Feet	Book Value	Depreciation	Allowance	Book Value

19 Skyline Drive (a) (b)	Hawthorne, New York	1	248,400	$37,798	$(14,713)	$(7,080)	$16,005
55 Corporate Drive (a)	Bridgewater, New Jersey	1	204,057	48,256	(2,060)	-	46,196
51 Imclone Drive	Branchburg, New Jersey	1	63,213	5,375	(398)	-	4,977
16 Sentry Parkway West (c)	Blue Bell, Pennsylvania	1	93,093	14,781	(5,654)	-	9,127
18 Sentry Parkway West (c)	Blue Bell, Pennsylvania	1	95,010	15,713	(6,041)	-	9,672
777 Passaic Avenue	Clifton, New Jersey	1	75,000	7,346	(3,779)	-	3,567
200 Riser Road	Little Ferry, New Jersey	1	286,628	19,937	(6,007)	-	13,930

Total Office Properties Held for Sale		7	1,065,401	$149,206	$(38,652)	$(7,080)	$103,474

(a) Property identified as held for sale as of December 31, 2012.
(b) On April 10, 2013, the Company sold this property for approximately $16 million.
(c) The Company recorded an impairment charge on these properties of a total of $8.4 million at December 31, 2012.

The Company has presented all of the above properties as discontinued operations in its statements of operations for all periods presented.

As the Company disposed of 2200 Renaissance Boulevard in King of Prussia, Pennsylvania; 95 Chestnut Ridge Road in Montvale, New Jersey; and three office buildings in Moorestown, New Jersey during the year ended December 31, 2012, the Company has presented these assets as discontinued operations in its statements of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property, net, for the three months ended March 31, 2013 and 2012:  (dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Total revenues	$3,952	$6,685
Operating and other expenses	(1,677)	(2,541)
Depreciation and amortization	(297)	(1,643)
Interest expense (net of interest income)	(81)	(509)

Income from discontinued operations	1,897	1,992

Unrealized losses on disposition of rental property	-	(499)
Realized gains (losses) on
disposition of rental property, net	-	4,511

Realized gains (losses) and unrealized losses on
disposition of rental property, net	-	4,012

Total discontinued operations, net	$1,897	$6,004

8.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2013 and December 31, 2012 is as follows:  (dollars in thousands)

	March 31,	December 31,	Effective
	2013	2012	Rate (1)
4.600% Senior Unsecured Notes, due June 15, 2013	99,994	$99,987	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014	200,210	200,270	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,833	149,810	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,218	200,237	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	248,633	248,560	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	248,639	248,585	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,460	299,445	4.612%

Total senior unsecured notes	$1,446,987	$1,446,894

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

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

As of March 31, 2013 the Company had outstanding borrowings of $92 million under its unsecured revolving credit facility, and no outstanding borrowings as of December 31, 2012.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Money Market Loan.

10. MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of March 31, 2013, 31 of the Company’s properties, with a total book value of approximately $1.0 billion, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2013 and December 31, 2012 is as follows: (dollars in thousands)

		Effective	March 31,	December 31,
Property Name	Lender	Rate (a)	2013	2012	Maturity
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%	$4,258	$4,305	05/01/13
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+2.75%	42,474	42,168	06/24/13
Port Imperial South 4/5	Wells Fargo Bank N.A.	LIBOR+3.50%	35,947	34,889	09/30/13
6305 Ivy Lane	RGA Reinsurance Company	5.525%	5,939	5,984	01/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	10,131	10,231	05/01/14
6301 Ivy Lane	RGA Reinsurance Company	5.520%	5,628	5,667	07/01/14
35 Waterview Boulevard	Wachovia CMBS	6.348%	18,662	18,746	08/11/14
6 Becker, 85 Livingston,	Wachovia CMBS	10.220%	63,392	63,126	08/11/14
75 Livingston &
20 Waterview
4 Sylvan	Wachovia CMBS	10.190%	14,498	14,485	08/11/14
10 Independence	Wachovia CMBS	12.440%	16,343	16,251	08/11/14
4 Becker	Wachovia CMBS	9.550%	38,393	38,274	05/11/16
5 Becker	Wachovia CMBS	12.830%	12,623	12,507	05/11/16
210 Clay	Wachovia CMBS	13.420%	12,392	12,275	05/11/16
51 Imclone	Wachovia CMBS	8.390%	3,876	3,878	05/11/16
Various (b)	Prudential Insurance	6.332%	148,840	149,281	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	30,289	30,395	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%	227,666	228,481	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
223 Canoe Brook Road	The Provident Bank	4.375%	3,928	3,945	02/01/19
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	18,968	19,025	02/01/19
One River Center (c)	Guardian Life Insurance Co.	7.311%	43,453	43,582	02/01/19

Total mortgages, loans payable and other obligations			$757,700	$757,495

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	Mortgage is collateralized by seven properties. The Operating Partnership has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.

(c)	Mortgage is collateralized by the three properties comprising One River Center.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2013 and 2012 was $36,200,000 and $43,144,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2013 and 2012 was $3,467,000 and $230,000, respectively.

SUMMARY OF INDEBTEDNESS
As of March 31, 2013, the Company’s total indebtedness of $2,296,687,000 (weighted average interest rate of 5.68 percent) was comprised of $1,538,987,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 4.98 percent) and fixed rate debt and other obligations of $757,700,000 (weighted average rate of 7.12 percent).

As of December 31, 2012, the Company’s total indebtedness of $2,204,389,000 (weighted average interest rate of 5.86 percent) was comprised of $77,057,000 of variable rate mortgage debt (weighted average rate of 3.32 percent) and fixed rate debt and other obligations of $2,127,332,000 (weighted average rate of 5.95 percent).

11.	EMPLOYEE BENEFIT 401(k) PLANS AND DEFERRED RETIREMENT
COMPENSATION AGREEMENTS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  The 401(k) Plan was recently amended to provide for employees of the Roseland business to receive matching contributions.  Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2013 and 2012 was $38,000 and zero, respectively.

On September 12, 2012, the Board of Directors of the Company approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”).  Pursuant to the Deferred Retirement Compensation Agreements, the Company will make annual contributions of stock units (“Stock Units”) representing shares of the Company’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each Messrs. Hersh, Lefkowitz and Thomas.  The annual contribution for Messrs. Hersh, Lefkowitz and Thomas shall be in an amount of Stock Units equal to $500,000, $160,000 and $100,000, respectively.  The Company granted 25,333 Stock Units in the three months ended March 31, 2013, at a fair value of $25.9825 each.  Vesting of each annual contribution of Stock Units will occur on December 31 of each year, subject to continued employment. Upon the payment of dividends on the Company’s common stock, Messrs. Hersh, Lefkowitz and Thomas shall be entitled to dividend equivalent payments in respect of both vested and unvested Stock Units payable in the form of additional Stock Units.  The Stock Units shall become payable within 30 days after the earliest of any of the following triggering events: (a) the executive’s death or disability; (b) the date of the executive’s separation from service to the Company; and (c) the effective date of a change in control, in each case as such terms are defined in the employment agreements of Messrs. Hersh, Lefkowitz and Thomas.  Upon the occurrence of a triggering event, the Stock Units shall be paid in cash based on the closing price of the Company’s common stock on the date of such triggering event.

12.   DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at March 31, 2013 and December 31, 2012.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2013 and December 31, 2012.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2.5 billion and $2.4 billion as compared to the book value of approximately $2.3 billion and $2.2 billion as of March 31, 2013 and December 31, 2012, respectively.  The fair value of the Company’s long-term debt is categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2013 and December 31, 2012.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

13.   COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City and has a tax abatement agreement with Weehawken, New Jersey, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended March 31, 2013 and 2012, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended March 31, 2013 and 2012, respectively.

The Company also has an agreement with the City of Weehawken for its Port Imperial 4/5 garage development project (acquired in the Roseland Transaction).  The agreement was executed in March 2011 and has a term of five years beginning when the first certificate of occupancy is issued for any portion of the project, which is expected in the second quarter 2013.  The agreement provides that real estate taxes be paid initially on the land value of the project only and allows for a phase in of real estate taxes on the value of the improvements over a five year period.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2013, are as follows: (dollars in thousands)

Year	Amount
April 1 through December 31, 2013	$263
2014	367
2015	371
2016	371
2017	267
2018 through 2084	16,051

Total	$17,690

Ground lease expense incurred by the Company during the three months ended March 31, 2013 and 2012 amounted to $102,000 and $102,000, respectively.

ROSELAND CONTINGENT CONSIDERATION
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

The purchase price for the Roseland Transaction included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  The Earn Out largely represents contingent consideration and requires the Company to pay Roseland Partners an aggregate maximum of $15.6 million.  The Earn Out is based on defined criteria, as follows: (i) the Roseland Assets component of up to $8.6 million for the completion of certain developments ($2.8 million), and the start of construction on others ($2.8 million), obtaining tax credits/grants on others ($3.0 million), all of which are payable over various periods of up to three years; and (ii) total return to shareholders for up to an additional $7 million, based on a total return to shareholders measured on a three year cumulative basis and on discrete years, both on an absolute basis and in comparison to a peer group.  Each of the Earn Out elements were separately valued as of the acquisition date with an aggregate fair value of contingent consideration of approximately $10 million (representing $6.3 million for the Roseland Assets and $3.7 million for the total return to shareholders component).  Prospectively, the Earn Out liability will be remeasured at fair value quarterly until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting).  As a result of the achievement of certain of the defined criteria, the Company paid Roseland Partners $2.8 million of the Earn Out on January 25, 2013.  As of March 31, 2013, the amounts recognized for the various components of the Earn Out, the range of outcomes, and the assumptions used to develop the estimates have not substantially changed.

The purchase consideration for the Roseland Transaction is subject to the return of a portion of the purchase price of up to $2.0 million upon the failure to achieve a certain level of fee revenue from the Roseland Business during the 33-month period following the closing date.  Because the fee target was highly probable, no discount was ascribed to this contingently returnable consideration.  Also, at the closing, approximately $34 million in cash of the purchase price was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and its affiliates.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $126.6 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, a former director, and John J. Cali, a former director).  126 of the Company’s properties, with an aggregate net book value of approximately $1.7 billion, have lapsed restrictions and are subject to these conditions.

In August 2011, the Company commenced construction of a 203,506 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide. Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building was delivered to the tenant in February 2013.  The total estimated costs, including leasing costs, are expected to be approximately $51.7 million (of which the Company has incurred $43.4 million through March 31, 2013, including $13.0 million of land costs).

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $252 million, of which development costs of $7.4 million have been incurred through March 31, 2013.  The parties anticipate the first phase will be ready for occupancy by approximately the first quarter of 2016.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land, aggregating to approximately $20.3 million at March 31, 2013.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $47 million of the development costs of the project.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the second quarter of 2014.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the first quarter of 2015 (of which the Company has incurred $1.9 million through March 31, 2013).

As part of the Roseland Transaction, the Company acquired a project for a new five-story parking garage consisting of approximately 850 parking spaces located in Weehawken, New Jersey.  The carrying value of the project through March 31, 2013 was approximately $70.3 million, including $13.1 million of land costs.  The project is expected to be completed in the second quarter 2013.

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

Future minimum rentals to be received under non-cancelable operating leases at March 31, 2013 are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2013	$416,730
2014	507,435
2015	445,201
2016	395,707
2017	339,828
2018 and thereafter	1,230,461

Total	$3,335,362

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

SHARE REPURCHASE PROGRAM
In September 2012, the Board of Directors renewed and authorized an increase to the Company’s repurchase program (“Repurchase Program”).  The Company has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The Company has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million through March 31, 2013 (none of which has occurred in the three months ended March 31, 2013), with a remaining authorization under the Repurchase Program of $139 million.

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

STOCK OPTION PLANS
In May 2004, the Company established the 2004 Incentive Stock Plan under which a total of 2,500,000 shares have been reserved for issuance.  No options have been granted through March 31, 2013 under this plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan”).  In May 2002, shareholders of the Company approved amendments to both plans to increase the total shares reserved for issuance under both of the 2000 plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  In 1994, and as subsequently amended, the Company established the Mack-Cali Employee Stock Option Plan (“Employee Plan”) and the Mack-Cali Director Stock Option Plan (“Director Plan”) under which a total of 5,380,188 shares (subject to adjustment) of the Company’s common stock had been reserved for issuance (4,980,188 shares under the Employee Plan and 400,000 shares under the Director Plan).  As the Employee Plan and Director Plan expired in 2004, and the 2000 Employee Plan and 2000 Director Plan expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the Employee Plan in 1994 and 1995 became exercisable over a three-year period.  Stock options granted under the 2000 Employee Plan and those options granted subsequent to 1995 under the Employee Plan became exercisable over a five-year period. All stock options granted under both the 2000 Director Plan and Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of March 31, 2013 and December 31, 2012, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 1.5 and 0.1 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options		Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2013	183,870		$29.51	-
Lapsed or Cancelled	(168,870)		$28.53
Outstanding at March 31, 2013 ($35.59 – $45.47)	15,000		$40.54	-
Options exercisable at March 31, 2013	15,000
Available for grant at March 31, 2013	1,739,553	(1)
(1) After reserving for 212,969 shares underlying outstanding TSR-based Performance Shares and deferred retirement Stock Units.

No cash was received from options exercised under all stock option plans for the three months ended March 31, 2013 and 2012, respectively.  The total intrinsic value of options exercised during each of the three months ended March 31, 2013 and 2012 was zero.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized no stock options expense for the three months ended March 31, 2013 and 2012, respectively.

RESTRICTED STOCK AWARDS
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 352,358 unvested shares were outstanding at March 31, 2013.  Of the outstanding Restricted Stock Awards issued to executive officers and senior management, 319,667 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year, with the remaining based on time and service. All Restricted Stock Awards provided to the officers and certain other employees were issued under the 2004 Incentive Stock Plan, 2000 Employee Plan and the Employee Plan. Restricted Stock Awards provided to directors were issued under the 2004 Incentive Stock Plan and the 2000 Director Plan.

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

Information regarding Restricted Stock Awards grant activity for the three months ended March 31, 2013 is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2013	134,328	$31.65
Granted	68,139	28.65
Vested	(105,843)	33.36
Outstanding at March 31, 2013	96,624	$27.66

TSR-BASED AWARDS
Also on September 12, 2012, the Board of Directors of the Company approved the recommendations and ratified the determinations of the Committee with respect to new multi-year total stockholder return (“TSR”) based awards (the “TSR-Based Awards”) totaling 5,160 performance shares (the “Performance Shares”) for those executive officers in place on such date, each Performance Share evidencing the right to receive $1,000 in the Company’s common stock upon vesting.  The Performance Shares may vest commencing December 31, 2013, with the number of Performance Shares scheduled to be vested and earned on each vesting date on an annual basis over a five year vesting schedule and with each annual vesting of each tranche of Performance Shares being subject to the attainment at each fiscal year end of a minimum stock price and either an absolute TSR target or a relative TSR target (the “TSR Performance Targets”) in comparison to a selection of Peer Group REITs, in each case as shall be fixed by the Committee for each year.  TSR, for purposes of the TSR-Based Performance Agreements, shall be equal to the share appreciation plus any dividends (including special dividends) distributed in the relevant period.  The Company granted 1,032 Performance Shares in the three months ended March 31, 2013, which were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.

As of March 31, 2013, the Company had $2.5 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.8 years.

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

During the three months ended March 31, 2013 and 2012, 5,154 and 4,238 deferred stock units were earned, respectively.  As of March 31, 2013 and December 31, 2012, there were 120,109 and 115,331 director stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended March 31, 2013 and 2012 in accordance with ASC 260, Earnings Per Share: (in thousands, except  per share amounts)

	Three Months Ended
	March 31,
Computation of Basic EPS	2013	2012
Income from continuing operations	$11,192	$23,263
Add: Noncontrolling interest in consolidated joint ventures	62	79
Deduct: Noncontrolling interest in Operating Partnership	(1,365)	(2,846)
Income from continuing operations available to common shareholders	9,889	20,496
Income (loss) from discontinued operations available to common
shareholders	1,667	5,271
Net income available to common shareholders	$11,556	$25,767

Weighted average common shares	87,669	87,799

Basic EPS:
Income from continuing operations available to common shareholders	$0.11	$0.23
Income (loss) from discontinued operations available to common
shareholders	0.02	0.06
Net income available to common shareholders	$0.13	$0.29

	Three Months Ended
	March 31,
Computation of Diluted EPS	2013	2012
Income from continuing operations available to common shareholders	$9,889	$20,496
Add: Noncontrolling interest in Operating Partnership	1,365	2,846
Income from continuing operations for diluted earnings per share	11,254	23,342
Income (loss) from discontinued operations for diluted earnings
per share	1,897	6,004
Net income available to common shareholders	$13,151	$29,346

Weighted average common shares	99,849	100,062

Diluted EPS:
Income from continuing operations available to common shareholders	$0.11	$0.23
Income (loss) from discontinued operations available to common
shareholders	0.02	0.06
Net income available to common shareholders	$0.13	$0.29

Contingently issuable shares under the TSR Award plan were excluded from the denominator in 2013 because the criteria had not been met as of March 31, 2013.

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended
	March 31,
	2013	2012
Basic EPS shares	87,669	87,799
Add: Operating Partnership – common units	12,098	12,193
Restricted Stock Awards	82	70
Diluted EPS Shares	99,849	100,062

Unvested restricted stock outstanding as of March 31, 2013 and 2012 were 352,358 and 105,843, respectively.

Dividends declared per common share for each of the three month periods ended March 31, 2013 and 2012 was $0.45 per share.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the three months ended March 31, 2013.

Common
Units
Balance at January 1, 2013	12,141,836
Redemption of common units for shares of common stock	(60,396)

Balance at March 31, 2013	12,081,440

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2013, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.7 million as of March 31, 2013.

NONCONTROLLING INTEREST OWNERSHIP
As of March 31, 2013 and December 31, 2012, the noncontrolling interest common unitholders owned 12.1 percent and 12.2 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES
The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

PARTICIPATION RIGHTS
The Company’s interests in certain real estate projects (three office buildings aggregating 760,236 square feet and two future developments) acquired in 2006 each provide for the initial distributions of net cash flow solely to the Company, and thereafter, other parties, including Mark Yeager, a former executive officer of the Company, have participation rights (“Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum.

17.   SEGMENT REPORTING

The Company operates in two business segments: (i) real estate and (ii) construction services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its portfolio.  In May 2006, in conjunction with the Company’s acquisition of the Gale Company and related businesses, the Company acquired a business specializing solely in construction and related services whose operations comprise the Company’s construction services segment.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2013 and 2012.  The Company had no long lived assets in foreign locations as of March 31, 2013 and December 31, 2012.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in the real estate segment and net operating income from its construction services segment.

Selected results of operations for the three months ended March 31, 2013 and 2012 and selected asset information as of March 31, 2013 and December 31, 2012 regarding the Company’s operating segments are as follows: (dollars in thousands)

		Construction	Corporate	Total
	Real Estate	Services	& Other (d)	Company
Total revenues:
Three months ended:
March 31, 2013	$169,092	$8,779	$3,961	$181,832
March 31, 2012	173,731	3,832	260	177,823

Total operating and interest expenses(a):
March 31, 2013	$67,673	$8,546	$46,167	$122,386
March 31, 2012	63,511	3,890	41,165	108,566

Equity in earnings (loss) of unconsolidated
joint ventures(i):
March 31, 2013	$(1,750)	-	-	$(1,750)
March 31, 2012	600	-	-	600

Net operating income (loss) (b):
March 31, 2013	$99,669	$233	$(42,206)	$57,696
March 31, 2012	110,820	(58)	(40,905)	69,857

Total assets:
March 31, 2013	$4,545,587	$10,726	$28,956	$4,585,269
December 31, 2012	4,448,656	6,255	71,134	4,526,045

Total long-lived assets (c):
March 31, 2013	$4,311,640	-	$11,628	$4,323,268
December 31, 2012	4,223,837	-	10,571	4,234,408

(a)
Total operating and interest expenses represent the sum of:  real estate taxes; utilities; operating services; direct construction costs; real estate services expenses; general and administrative and interest expense (net of interest income). All interest expense, net of interest income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

(b)	Net operating income represents total revenues less total operating and interest expenses (as defined in Note “a”), plus equity in earnings (loss) of unconsolidated joint ventures, for the period.
(c)	Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and investments in unconsolidated joint ventures.
(d)
Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense and non-property general and administrative expense) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.  Also includes the revenues and expenses attributable to the Roseland Business.

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net operating income	$57,696	$69,857
Less:
Depreciation and amortization	(46,504)	(46,594)
Income from continuing operations	11,192	23,263
Discontinued operations:
Income (loss) from discontinued operations	1,897	1,992
Realized gains (losses) and unrealized losses
on disposition of rental property, net	-	4,012
Total discontinued operations, net	1,897	6,004
Net income	13,089	29,267
Noncontrolling interest in consolidated joint ventures	62	79
Noncontrolling interest in Operating Partnership	(1,365)	(2,846)
Noncontrolling interest in discontinued operations	(230)	(733)
Net income available to common shareholders	$11,556	25,767

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and has been a publicly-traded REIT since 1994.  As of March 31, 2013, the Company owns or has interests in 279 properties (collectively, the “Properties”), primarily class A office and office/flex buildings, totaling approximately 31.6 million square feet, leased to over 2,000 tenants.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 12.3 million square feet of additional commercial space.

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

The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties was 86.0 percent at March 31, 2013 as compared to 87.2 percent at December 31, 2012 and 87.9 percent at March 31, 2012.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of March 31, 2013, December 31, 2012 and March 31, 2012 aggregate 248,627, 378,901 and 148,404 square feet, respectively, or 0.8, 1.2 and 0.5 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s space that was renewed (based on first rents payable) during the three months ended March 31, 2013 (on 681,468 square feet of renewals) decreased an average of 5.8 percent compared to rates that were in effect under the prior leases, as compared to a 3.7 percent decrease in during the three months ended March 31, 2012 (on 672,388 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended March 31, 2013 averaged $2.17 per square foot per year for a weighted average lease term of 4.3 years and estimated lease costs for the renewed leases during the three months ended March 31, 2012 averaged $2.06 per square foot per year for a weighted average lease term of 3.5 years.  The Company believes that commercial vacancy rates may continue to increase and rental rates may continue to decline in some of its markets through 2013 and possibly beyond.  As of March 31, 2013, commercial leases which comprise approximately 6.2 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2013.  With the decline of rental rates in the Company’s markets over the past few years, as leases expire in 2013, assuming no further changes in current market rental rates, the Company expects that the rental rates at its commercial properties it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

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

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 and
•	liquidity and capital resources.

 Recent Transactions

On January 18, 2013, the Company acquired Alterra at Overlook Ridge 1A, a 310-unit multi-family rental property located in Revere, Massachusetts, for approximately $61.3 million in cash.  The purchase price for the property was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

On March 20, 2013, the Company entered into a joint venture with a fund advised by UBS Global Asset Management (“UBS”) to form Crystal House Apartments Investors LLC which acquired the 828-unit multi-family property known as Crystal House located in Arlington, Virginia (“Crystal House Property”) for approximately $262.5 million.  The acquisition included vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved. The Company holds a 25 percent interest in the Crystal House property and a 50 percent interest in the vacant land.

On April 4, 2013, the Company acquired Alterra at Overlook Ridge IB, a 412-unit multi-family property in Revere, Massachusetts, for approximately $88 million.  The Company funded the acquisition primarily through borrowings under the Company’s unsecured revolving credit facility.

On April 10, 2013, the Company sold its 248,400 square foot office property located at 19 Skyline Drive in Hawthorne, New York for approximately $16 million.

On April 23, 2013, the Company and JPM sold their interests in the Boston Downtown Crossing joint venture for $45 million, of which the Company’s share was $13.5 million.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the “Operating Partnership”), and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

ASC 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack one or more of the essential characteristics of a controlling financial interest; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance: and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

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

Construction services revenue includes fees earned and reimbursements received by the Company for providing construction management and general contractor services to clients.  Construction services revenue is recognized on the percentage of completion method.  Using this method, profits are recorded on the basis of our estimates of the overall profit and percentage of completion of individual contracts.  A portion of the estimated profits is accrued based upon estimates of the percentage of completion of the construction contract.  This revenue recognition method involves inherent risks relating to profit and cost estimates.  Real estate services revenue includes property management, development and leasing commission fees and other services, and payroll and related costs reimbursed from clients.  Fee income derived from the Company’s unconsolidated joint ventures (which are capitalized by such ventures) are recognized to the extent attributable to the unaffiliated ownership interests.  Other income includes income from tenants for additional services arranged for by the Company and income from tenants for early lease terminations.

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

Results From Operations

The following comparisons for the three months ended March 31, 2013 (“2013”), as compared to the three months ended March 31, 2012 (“2012”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2011, excluding properties sold or held for sale through March 31, 2013; (ii) the effect of the Roseland Assets and Roseland Business (collectively, “Roseland”) and (iii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2012 through March 31, 2013.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2013	2012	Change	Change
Revenue from rental operations and other:
Base rents	$143,263	$144,288	$(1,025)	(0.7)%
Escalations and recoveries from tenants	20,748	19,409	1,339	6.9
Parking income	1,399	1,611	(212)	(13.2)
Other income	1,753	7,881	(6,128)	(77.8)
Total revenues from rental operations	167,163	173,189	(6,026)	(3.5)

Property expenses:
Real estate taxes	22,976	22,384	592	2.6
Utilities	17,359	15,816	1,543	9.8
Operating services	27,394	25,256	2,138	8.5
Total property expenses	67,729	63,456	4,273	6.7

Non-property revenues:
Construction services	8,226	3,463	4,763	137.5
Real estate services	6,443	1,171	5,272	450.2
Total non-property revenues	14,669	4,634	10,035	216.6

Non-property expenses:
Direct construction costs	7,825	3,278	4,547	138.7
Real estate services expenses	4,952	504	4,448	882.5
General and administrative	12,017	10,793	1,224	11.3
Depreciation and amortization	46,504	46,594	(90)	(0.2)
Total non-property expenses	71,298	61,169	10,129	16.6
Operating income	42,805	53,198	(10,393)	(19.5)
Other (expense) income:
Interest expense	(29,869)	(30,548)	679	2.2
Interest and other investment income	6	13	(7)	(53.8)
Equity in earnings (loss) of unconsolidated joint ventures	(1,750)	600	(2,350)	(391.7)
Total other (expense) income	(31,613)	(29,935)	(1,678)	(5.6)
Income from continuing operations	11,192	23,263	(12,071)	(51.9)
Discontinued operations:
Income (loss) from discontinued operations	1,897	1,992	(95)	(4.8)
Realized gains (losses) and unrealized losses
on disposition of rental property, net	-	4,012	(4,012)	(100.0)
Total discontinued operations, net	1,897	6,004	(4,107)	(68.4)
Net income	13,089	29,267	(16,178)	(55.3)
Noncontrolling interest in consolidated joint ventures	62	79	(17)	(21.5)
Noncontrolling interest in Operating Partnership	(1,365)	(2,846)	1,481	52.0
Noncontrolling interest in discontinued operations	(230)	(733)	503	68.6
Net income available to common shareholders	$11,556	$25,767	$(14,211)	(55.2)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2013 as compared to 2012 divided into Same-Store Properties and Roseland:

	Total		Same-Store				Acquired
	Company		Properties		Roseland		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(1,025)	(0.7)%	$(2,127)	(1.5)%	-	-	$1,102	0.8%
Escalations and recoveries
from tenants	1,339	6.9	1,221	6.3	-	-	118	0.6
Parking income	(212)	(13.2)	(252)	(15.7)	-	-	40	2.5
Other income	(6,128)	(77.8)	(6,149)	(78.1)	-	-	21	0.3
Total	$(6,026)	(3.5)%	$(7,307)	(4.2)%	-	-	$1,281	0.7%

Property expenses:
Real estate taxes	$592	2.6%	$414	1.8%	$13	0.1%	$165	0.7%
Utilities	1,543	9.8	1,492	9.5	-	-	51	0.3
Operating services	2,138	8.5	1,899	7.5	18	0.1%	221	0.9
Total	$4,273	6.7%	$3,805	6.0%	$31	-	$437	0.7%

OTHER DATA:
Number of Consolidated Properties	258		257		-		1
(excluding properties held for sale):
Square feet (in thousands)	29,689		29,689		-		0

Base rents for the Same-Store Properties decreased $2.1 million, or 1.5 percent, for 2013 as compared to 2012, due primarily to a decrease in occupancy in 2013 as compared to 2012.  Escalations and recoveries from tenants for the Same-Store Properties increased $1.2 million, or 6.3 percent, for 2013 over 2012, due primarily to higher property expenses in 2013 as compared to 2012.  Parking income for the same-store properties decreased $0.3 million, or 15.7 percent, due primarily to decreased usage in 2013 as compared to 2012.  Other income for the Same-Store Properties decreased $6.1 million, or 78.1 percent, due primarily to a decrease in lease breakage fees recognized in 2013 as compared to 2012.

Real estate taxes on the Same-Store Properties increased $0.4 million, or 1.8 percent, for 2013 as compared to 2012. The change in real estate taxes principally results from tax appeal proceeds, net of associated professional fees, decreasing by approximately $0.5 million, or 20.3 percent from 2012 to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, did not change significantly in 2013 as compared to 2012.  Utilities for the Same-Store Properties increased $1.5 million, or 9.5 percent, for 2013 as compared to 2012, due primarily to higher rates and weather related usage in 2013 as compared to 2012.  Operating services for the Same-Store Properties increased $1.9 million, or 7.5 percent, due primarily to an increase in snow removal costs of $2.8 million in 2013 as compared to 2012.  This was partially offset by decreases in maintenance and repair costs of $0.8 million for 2013 as compared to 2012.

Construction services revenue increased $4.8 million, or 137.5 percent, in 2013 as compared to 2012, due primarily to increased construction contracts in 2013.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $5.3 million, or 450.2 percent, for 2013 as compared to 2012, due primarily to the effects of Roseland in 2013.

Direct construction costs increased $4.5 million, or 138.7 percent, in 2013 as compared to 2012, due primarily to increased construction contracts in 2013.

Real estate services expenses increased $4.4 million, or 882.5 percent, for 2013 as compared to 2012.  This increase was due primarily to compensation costs related to Roseland.

General and administrative expenses increased by $1.2 million, or 11.3 percent, for 2013 as compared to 2012. This increase was due primarily to Roseland general and administrative expenses of $2.9 million in 2013, partially offset by a decrease in 2013 of $1.4 million resulting from the departure of one of the Company’s executive vice presidents in 2012 and a decrease in marketing fees of $0.5 million or 47.9 percent for 2013 as compared to 2012.

Depreciation and amortization decreased by $0.1 million, or 0.2 percent, for 2013 over 2012.  This decrease was due primarily to assets becoming fully amortized in 2013, partially offset by $0.6 million incurred in 2013 relating to depreciation and amortization on assets related to Roseland and the Acquired Properties.

Interest expense decreased $0.7 million, or 2.2 percent, for 2013 as compared to 2012. This decrease was primarily as a result of increased capitalized interest of $3.2 million in 2013 compared to 2012, offset by higher interest cost of $2.5 million on higher average debt balances in 2013 compared to 2012.

Interest and other investment income was relatively unchanged for 2013 as compared to 2012.

Equity in earnings of unconsolidated joint ventures decreased $2.4 million, or 391.7 percent, for 2013 as compared to 2012.  The decrease was due primarily to a loss of $2.2 million in 2013 from the joint venture interests acquired in the Roseland Transaction in 2012, and an increased loss of $0.5 million in the Harborside South Pier venture.  These were partially offset by increased income of $0.5 million from the Stanford SM LLC venture, which was entered into in February 2012.

Income from continuing operations decreased to $11.2 million in 2013 from $23.3 million in 2012.  The decrease of $12.1 million was due to the factors discussed above.

Net income available to common shareholders decreased by $14.2 million, or 55.2 percent, from $25.8 million in 2012 to $11.6 million in 2013.  The decrease was primarily the result of a decrease in income from continuing operations of $12.1 million for 2013 as compared to 2012, a realized gain on disposition of rental property of $4.5 million in 2012 and a decrease in income from discontinued operations of $0.1 million for 2013 as compared to 2012.  These were partially offset by a decrease in noncontrolling interest in Operating Partnership of $1.5 million for 2013 as compared to 2012, an unrealized loss on disposition of rental property of $0.5 million in 2012 and a decrease in noncontrolling interest in discontinued operations of $0.5 million for 2013 as compared to 2012.

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

Dividends
On April 15, 2013, the Company announced that its Board of Directors intends to reduce its quarterly common stock dividend and common unit distribution from the current $0.45 per common share and unit to $0.30 per common share and unit.  This new quarterly rate indicates an annual rate of $1.20 per common share and unit.  It is anticipated that the declaration of the second quarter common stock dividend and common unit distribution will occur at the Board of Directors’ meeting on May 15, 2013.

Construction Projects:
In August 2011, the Company commenced construction of a 203,506 square foot office building which is pre-leased for 15 years and three months, subject to two extension options of between five and 10 years each, to Wyndham Worldwide.  Wyndham currently leases space in neighboring buildings in the Mack-Cali Business Campus in Parsippany, New Jersey.  The new building was delivered to the tenant in February 2013.  The total estimated costs, including leasing costs, are expected to be approximately $51.7 million (of which the Company has incurred $43.4 million through March 31, 2013, including $13.0 million of land costs).

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of residential towers with associated parking and ancillary retail space on land owned by the Company at its Harborside Financial Center complex in Jersey City, New Jersey (the “Harborside Residential Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $252 million, of which development costs of $7.4 million have been incurred through March 31, 2013.  The parties anticipate the first phase will be ready for occupancy by approximately the first quarter of 2016.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the Harborside Residential Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the Harborside Residential Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the Harborside Residential Project.  The Company will receive capital credit of $30 per approved developable square foot for its land, aggregating to approximately $20.3 million at March 31, 2013.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $47 million of the development costs of the project.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at its undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the second quarter of 2014.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the first quarter of 2015 (of which the Company has incurred $1.9 million through March 31, 2013).

As part of the Roseland Transaction, the Company acquired a project for a new five-story parking garage consisting of approximately 850 parking spaces located in Weehawken, New Jersey.  The carrying value of the project through March 31, 2013 was approximately $70.3 million including $13.1 million of land costs.  The project is expected to be completed in the second quarter 2013.

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

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently announced common stock dividend rate of $0.30 per common share, in the aggregate, such distributions would equal approximately $105.2 million ($119.7 million, including common units in the Operating Partnership, held by parties other than the Company) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions (if any), and scheduled debt service on the Company’s debt.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $126.6 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director; and Timothy M. Jones, former president), the Cali Group (which includes John R. Cali, a former director, and John J. Cali, a former director).  As of March 31, 2013, 126 of the Company’s properties, with an aggregate net book value of approximately $1.7 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of March 31, 2013, the Company had 237 unencumbered properties with a carrying value of $2.9 billion as of March 31, 2013, and which total 24.8 million square feet, representing 80.7 percent of the Company’s total portfolio on a square footage basis.

Cash Flows

Cash and cash equivalents decreased by $34 million to $24.2 million at March 31, 2013, compared to $58.2 million at December 31, 2012.  This decrease is comprised of the following net cash flow items:

(1)	$49.1 million provided by operating activities.

(2)	$128.8 million used in investing activities, consisting primarily of the following:

(a)	$61.3 million used for rental property acquisitions and related intangibles; plus
(b)	$30.5 million used for investments in unconsolidated joint ventures; plus
(c)	$9.1 million used for the development of rental property; plus
(d)	$25.2 million used for additions to rental property and improvements; plus
(e)	$2.8 million used for payment of contingent consideration; plus
(f)	$1.1 million used for restricted cash; minus
(g)	$1.2 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$45.7 million provided by financing activities, consisting primarily of the following:

(a)	$153.5 million from borrowings under the revolving credit facility; plus
(b)	$1.4 million from proceeds received from mortgages; minus
(c)	$61.5 million used for repayments of borrowings under the Company’s unsecured credit facility; minus
(d)	$2.6 million used for repayments of mortgages, loans payable and other obligations; minus
(e)	$44.8 million used for payments of dividends and distributions; minus
(f)	$236 thousand used for payments of financing costs.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2013.

	Balance		Weighted Average		Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)		in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,446,987	63.00%	5.20%		4.48
Fixed Rate Secured Debt	679,279	29.58%	7.56%		4.08
Variable Rate Secured Debt	78,421	3.41%	3.32%		0.36
Variable Rate Unsecured Debt	92,000	4.01%	1.46%	(b)	2.56

Totals/Weighted Average:	$2,296,687	100.00%	5.68%		4.15

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.22 percent as of March 31, 2013.
(b)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended March 31, 2013.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2013are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
April 1 to December 31, 2013	$8,244	$182,650	$190,894	4.30%
2014	10,184	335,257	345,441	6.82%
2015 (c)	8,634	242,000	250,634	3.95%	(b)
2016	8,425	273,120	281,545	7.16%
2017	6,423	391,151	397,574	4.12%
Thereafter	6,195	841,881	848,076	6.38%
Sub-total	48,105	2,266,059	2,314,164
Adjustment for unamortized debt
discount/premium and
mark-to-market, net, as of
March 31, 2013	(17,477)	-	(17,477)

Totals/Weighted Average	$30,628	$2,266,059	$2,296,687	5.68%

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.22 percent as of March 31, 2013.
(b)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended March 31, 2013.
(c)	Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $92 million which matures in 2015 with a one-year extension option with the payment of a fee.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.4 billion as of March 31, 2013) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of April 22, 2013, the Company had outstanding borrowings of $217.5 million under its unsecured revolving credit facility.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2013, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 22, 2013, the Company had $217.5 million of outstanding borrowings under its unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed through 2013.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s Common Units for the three months ended March 31, 2013:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2013	87,536,292	12,141,836	99,678,128
Common units redeemed for Common Stock	60,396	(60,396)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	3,215	-	3,215
Restricted shares issued	323,873	-	323,873

Outstanding at March 31, 2013	87,923,776	12,081,440	100,005,216

Share Repurchase Program:
The Company has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of March 31, 2013, the Company has a remaining authorization under the Repurchase Program of $139 million.

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold as of April 22, 2013.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $550 million of securities have been sold as of April 22, 2013 and $2.0 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guaranty repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $312.2 million of which the Company has agreed to guarantee up to $141.4 million under certain conditions.  As of March 31, 2013, the outstanding balance of such debt totaled $52.4 million of which $48.4 million was guaranteed by the Company.  The Company has also posted a $5.1 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease and other agreements as of March 31, 2013:

			Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,813,014	$373,263	$471,688	$328,250	$639,813	$-
Revolving credit facility (a)	95,470	1,343	94,127	-	-	-
Mortgages, loans payable
and other obligations (a)	911,504	102,300	221,099	277,584	310,521	-
Payments in lieu of taxes
(PILOT)	40,243	4,407	13,222	8,815	13,799	-
Ground lease payments	17,690	355	1,085	490	1,162	14,598
Total	$2,877,921	$481,668	$801,221	$615,139	$965,295	$14,598

(a)	Interest payments assume LIBOR rate of 0.22 percent, which is the weighted average rate on its outstanding variable rate debt at March 31, 2013.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net income available to common shareholders	$11,556	$25,767
Add (deduct): Noncontrolling interest in Operating Partnership	1,365	2,846
Noncontrolling interest in discontinued operations	230	733
Real estate-related depreciation and amortization on
continuing operations (a)	49,588	47,501
Real estate-related depreciation and amortization
on discontinued operations	297	1,644
Discontinued operations: Realized (gains) losses and
unrealized losses on disposition of rental property	-	(4,012)
Funds from operations available to common shareholders	$63,036	$74,479

(a)
Includes the Company’s share from unconsolidated joint ventures of $3,154 and $993 for the three months ended March 31, 2013 and 2012, respectively.  Excludes non-real estate-related depreciation and amortization of $70 and $86 for the three months ended March 31, 2013 and 2012, respectively.

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

Approximately $2.1 billion of the Company’s long-term debt as of March 31, 2013 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of March 31, 2013 ranged from LIBOR plus 125 basis points to LIBOR plus 350 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $1.7 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of March 31, 2013 would be approximately $88 million.

March 31, 2013
Debt, including current portion	4/1/13 -										Fair
($s in thousands)	12/31/2013	2014	2015		2016	2017	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$112,473	$345,441	$158,634		$281,545	$397,574	$848,076	$2,143,743	$(17,477)	$2,126,266	$2,318,502
Average Interest Rate	4.99%	6.82%	5.40%		7.16%	4.12%	6.40%			5.95%

Variable Rate	$78,421		92,000	(b)				$170,421	-	$170,421	$170,421

(a)   Adjustment for unamortized debt discount/premium and mark-to-market, net, as of March 31, 2013.
(b)	Represents outstanding borrowings under the Company’s unsecured revolving credit facility which matures in 2015 with a one-year extension option with the payment of a fee.

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

Item 1A.     Risk Factors

None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended March 31, 2013, the Company issued 60,396 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

(b)                Not Applicable.

(c)                Not Applicable.

Item 3.        Defaults Upon Senior Securities

(a)                Not Applicable.

(b)                Not Applicable.

Item 4.        Mine Safety Disclosures

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

Mack-Cali Realty Corporation
(Registrant)

Date: April 24, 2013	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: April 24, 2013	By:	/s/ Barry Lefkowitz
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

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith