Form 10-K
period 2013-12-31
MACK CALI REALTY CORP
filed 2014-03-03
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,144,684,928.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.  The registrant has no non-voting common stock.

As of February 26, 2014, 88,591,909 shares of common stock, $0.01 par value, of the Company (“Common Stock”) were outstanding.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 145.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2013 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on May 12, 2014 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2013.

PART I

ITEM 1.      BUSINESS

GENERAL
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively the “Company”), is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) that owns and operates a real estate portfolio comprised predominantly of Class A office and office/flex properties located primarily in the Northeast with a recent emphasis on expansion into the multi-family rental sector in the same markets.  The Company performs substantially all real estate leasing, management, acquisition, development and construction services on an in-house basis.  Mack-Cali Realty Corporation was incorporated on May 24, 1994.  The Company’s executive offices are located at 343 Thornall Street, Edison, New Jersey 08837-2206, and its telephone number is (732) 590-1000.  The Company has an internet website at www.mack-cali.com.

As of December 31, 2013, the Company owned or had interests in 279 properties, consisting of 267 commercial properties, primarily class A office and office/flex properties, totaling approximately 31.0 million square feet, leased to approximately 2,000 commercial tenants and 12 multi-family rental properties containing over 3,600 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of: (a) 247 wholly-owned or Company-controlled properties consisting of 135 office buildings and 95 office/flex buildings aggregating approximately 27.6 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, five multi-family properties totaling 1,081 apartments, three stand-alone retail properties totaling approximately 40,000 square feet, and three land leases (collectively, the “Consolidated Properties”); and (b) 22 office and two retail properties, aggregating approximately 3.0 million square feet, seven multi-family properties totaling 2,597 apartments, and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2013, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 86.1 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date.  Leases that expire as of December 31, 2013 aggregate 690,895 square feet, or 2.5 percent of the net rentable square footage.  The Properties are located in seven states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  With changing work force demographics and reduced demand for suburban office properties in its markets, the Company intends to leverage its experience and expertise in its core Northeast markets to aggressively pursue multi-family rental investments in those markets, both through acquisitions and development, both wholly owned and through joint ventures.  This strategy includes selectively disposing of office and office/flex assets and re-deploying proceeds to multi-family rental properties, as well as the repositioning of a portion of its office properties and land held for development to multi-family rental properties.

The Company believes that its Properties have excellent locations and access and are well-maintained and professionally managed.  As a result, the Company believes that its Properties attract high quality tenants and residents, and achieve high rental, occupancy and tenant retention rates within their markets.  The Company also believes that its extensive market knowledge provides it with a significant competitive advantage, which is further enhanced by its strong reputation for, and emphasis on, delivering highly responsive, professional management services.  See “Business Strategies.”

As of December 31, 2013, executive officers and directors of the Company and their affiliates owned approximately six percent of the Company’s outstanding shares of Common Stock (including Units redeemable into shares of Common Stock).  As used herein, the term “Units” refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) through which the Company conducts its real estate activities.  The Company’s executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 26 years.

BUSINESS STRATEGIES
Operations
Reputation: The Company has established a reputation as a highly-regarded landlord with an emphasis on delivering quality customer service in buildings it owns and/or manages.  The Company believes that its continued success depends in part on enhancing its reputation as an operator of choice, which will facilitate the retention of current tenants and residents and the attraction of new tenants and residents.  The Company believes it provides a superior level of service to its customers, which should in turn, allow the Company to maintain occupancy rates, at or above market levels, as well as improve tenant retention.

Communication with tenants: The Company emphasizes frequent communication with its customers to ensure first-class service to the Properties.  Property management personnel generally are located on site at the Properties to provide convenient access to management and to ensure that the Properties are well-maintained.  Property management’s primary responsibility is to ensure that buildings are operated at peak efficiency in order to meet both the Company’s and tenants’ needs and expectations.  Property management personnel additionally budget and oversee capital improvements and building system upgrades to enhance the Properties’ competitive advantages in their respective markets and to maintain the quality of the Properties.

The Company’s in-house leasing representatives for its office portfolio develop and maintain long-term relationships with the Company’s diverse tenant base and coordinate leasing, expansion, relocation and build-to-suit opportunities.  This approach allows the Company to offer office space in the appropriate size and location to current or prospective tenants in any of its sub-markets.

The Company’s in-house multi-family rental management team emphasizes meticulous attention to detail and an unwavering commitment to customer service to complement the quality, design excellence and luxury living attributes of its multi-family rental properties.  The Company believes this strategy will enable the Company to buttress management’s reputation with the market-leading designs, amenities and features of its multi-family rental properties to attract quality residents.

Portfolio Management: The Company plans to continue to own and operate a portfolio of office and office/flex properties in high-barrier-to-entry markets, with a primary focus in the Northeast.   The Company also expects to continue to complement its core portfolio of office and office/flex properties by pursuing acquisition and development opportunities in the multi-family rental sector.   The Company’s primary objectives are to maximize operating cash flow and to enhance the value of its portfolio through effective management, acquisition, development and property sales strategies.

The Company seeks to maximize the value of its existing office and office/flex portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation costs within the markets that it operates, and further within the parameters of those markets.  The Company continues to pursue internal growth through leasing vacant space, re-leasing space at the highest possible effective rents in light of current market conditions with contractual rent increases and developing or redeveloping office space for its diverse base of high credit quality tenants, including Wyndham Worldwide, National Union Fire Insurance and The United States of America - GSA.  In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

The Company continually reviews its portfolio and opportunities to divest office and office/flex properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate or can be sold at attractive prices when market conditions are favorable.  The Company anticipates redeploying the proceeds from sales of office and office/flex properties to develop, redevelop and acquire multi-family rental properties, as well as reposition certain office properties into multi-family/mixed use properties, in its core Northeast sub-markets as part of its overall strategy to reposition its portfolio from office and office/flex to a mix of office, office/flex and multi-family rental properties.

The Company believes that the opportunity to invest in multi-family development properties at higher returns on cost will position the Company to potentially produce higher levels of net operating income than if the Company were to only purchase stabilized multi-family properties at market returns.  The Company anticipates that it will be several years before its multi-family development projects are income-producing.  The long-term nature of the Company’s multi-family rental strategy coupled with the continued weakness in the Company’s core office markets and the disposition of income-producing, non-core office properties to fund the Company’s multi-family rental acquisitions, development and repositioning of certain office properties into multi-family rental/mixed use properties will likely result in declining net operating income and cash flows relative to historical returns. As the Company continues to execute its multi-family residential strategy, the Company believes that over the long-term its net operating income and cash flows will stabilize at levels less than historical or current returns.  The Company believes that the transition to a company with a greater proportion of its properties in the multi-family residential sector will ultimately result in the creation of greater shareholder value than remaining a primarily suburban commercial office company, in part due to the lower capitalization rates associated with the multi-family sector.

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

The Company has entered into (particularly in connection with the Roseland Transaction, as described below), and may continue in the future to enter into, joint ventures (including limited liability companies and partnerships) through which it would own an indirect economic interest of less than 100 percent of a property owned directly by such joint ventures, and may include joint ventures that the Company does not control or manage, especially in connection with its expansion into the multi-family rental sector. The decision to pursue property acquisitions either directly or through joint ventures is based on a variety of factors and considerations, including: (i) the economic and tax terms required by a seller or co-developer of a property; (ii) the Company’s desire to diversify its portfolio by expanding into the multi-family rental sector and achieve a blended portfolio of office and multi-family rental properties by market and sub-market; (iii) the Company’s goal of maintaining a strong balance sheet; and (iv) the Company’s expectation that, in some circumstances, it will be able to achieve higher returns on its invested capital or reduce its risk if a joint venture vehicle is used.  Investments in joint ventures are not limited to a specified percentage of the Company’s assets.  Each joint venture agreement is individually negotiated, and the Company’s ability to operate and/or dispose of its interests in a joint venture in its sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.  Many of the Company’s joint venture agreements entitle it to receive leasing, management, development and similar fees and/or a promoted interest if certain return thresholds are met.  See Note 4: Investments in unconsolidated joint ventures to the Company’s Financial Statements.

Development: The Company seeks to selectively develop additional properties either directly or through joint ventures where it believes such development will result in a favorable risk-adjusted return on investment in coordination with the above operating strategies.  The Company identifies development opportunities primarily through its local market presence.   Such development primarily will occur:  (i) in stable core Northeast sub-markets where the demand for such space exceeds available supply; and (ii) where the Company is, or can become, a significant and preferred owner and operator.  As part of the Company’s strategy to expand its multi-family rental portfolio, the Company may consider development opportunities with respect to improved land with existing commercial uses and seek to rezone the sites for multi-family rental use and development. As a result of competitive market conditions for land suitable for development, the Company may be required to hold land prior to construction for extended periods while entitlements or rezoning is obtained. The Company also may undertake repositioning opportunities that may require the expenditure of significant amounts of capital.

Property Sales: While management’s principal intention is to own and operate its properties on a long-term basis, it periodically assesses the attributes of each of its properties, with a particular focus on the supply and demand fundamentals of the sub-markets in which they are located.  Based on these ongoing assessments, the Company may, from time to time, decide to sell any of its properties.  The Company continually reviews its portfolio and opportunities to divest properties that, among other things, no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or can be sold at attractive prices when market conditions are favorable.

Financial
The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio.  As of December 31, 2013 and 2012, the Company’s total debt constituted approximately 39.9 percent and 36.7 percent of total undepreciated assets of the Company, respectively.  Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances.  The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property land sales, joint venture capital, and short-term and long-term borrowings (including draws on the Company’s revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2013, the Company had approximately 635 full-time employees.

COMPETITION

The leasing of real estate is highly competitive.  The Properties compete for tenants and residents with lessors and developers of similar properties located in their respective markets primarily on the basis of location, the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), services or amenities provided, the design and condition of the Properties, and reputation as an owner and operator of quality properties in the relevant markets.  Additionally, the number of competitive multi-family rental properties in a particular area could have a material effect on the Company’s ability to lease residential units and on rents charged.  In addition, other forms of multi-family rental properties or single family housing provide alternatives to potential residents of multi-family properties.  The Company competes with other entities, some of which may have significant resources or who may be willing to accept lower returns or pay higher prices than the Company in terms of acquisition and development opportunities.  The Company also experiences competition when attempting to acquire or dispose of real estate, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships, individual investors and others.

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

INDUSTRY SEGMENTS

The Company operates in three industry segments:  (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  As of December 31, 2013, the Company does not have any foreign operations and its business is not seasonal.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

RECENT DEVELOPMENTS

In October 2012, the Company acquired the real estate development and management businesses of Roseland Partners, L.L.C. ("Roseland Partners"), a premier multi-family rental property developer and manager based in Short Hills, New Jersey, and the Roseland Partners' interests, principally through unconsolidated joint venture interests in various entities which, directly or indirectly, own or have rights with respect to various multi-family rental, commercial properties and vacant land (collectively, the “Roseland Transaction”).

Acquisitions
The following multi-family rental properties were acquired during the year ended December 31, 2013 (dollars in thousands):

Acquisition			# of	# of	Acquisition
Date	Property	Location	Properties	Apartment Units	Cost
01/18/13	Alterra at Overlook Ridge 1A	Revere, Massachusetts	1	310	$61,250	(a)
04/04/13	Alterra at Overlook Ridge 1B	Revere, Massachusetts	1	412	87,950	(a)
11/20/13	Park Square	Rahway, New Jersey	1	159	46,376	(b)
12/19/13	Richmond Ct / Riverwatch Commons	New Brunswick, New Jersey	2	200	40,983	(c)

Total Acquisitions			5	1,081	$236,559

(a)    The acquisition cost was funded primarily through borrowings under the Company’s unsecured revolving credit facility.
(b)
The acquisition cost consisted of $43,421,000 in cash consideration and future purchase price earn out payment obligations, subsequent to conditions related to a real estate tax appeal, recorded at fair value of $2,955,000 at closing.  $42,613,355 of the cash consideration was funded from funds held by a qualified intermediary, which were proceeds from the Company’s prior property sales.  The remaining cash consideration was funded primarily from available cash on hand.  $2,550,000 of the earn-out obligation amount was paid in January 2014, with the remaining balance still potentially payable in the future.

(c)
$12,701,925 of the acquisition cost was funded from funds held by a qualified intermediary, which were proceeds from the Company’s prior property sales.  The remaining acquisition cost was funded primarily from available cash on hand.

Consolidation
On August 22, 2013, the Company contributed an additional $4.9 million and the operating agreement of Eastchester was modified which increased the Company’s effective ownership to 76.25 percent, with the remaining 23.75 percent owned by HVLH.  The agreement also provided the Company with control of all major decisions.  Accordingly, effective August 22, 2013, the Company consolidated Eastchester under the provisions of ASC 810, Consolidation.  As the carrying value approximated the fair value of the net assets acquired, there was no holding period gain or loss recognized on this transaction.

On October 23, 2012, as part of the Roseland Transaction, the Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $2.1 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”). The Eastchester Project began construction in late 2013.  Estimated total development costs of $46 million are expected to be funded with a $27.5 million construction loan and the balance of $18.5 million to be funded with member capital.

Properties Commencing Initial Operations
The following properties commenced initial operations during the year ended December 31, 2013 (dollars in thousands):

						Garage	Development		Development
				# of	Rentable	Parking	Costs Incurred		Costs Per
Date	Property/Address	Location	Type	Bldgs.	Square Feet	Spaces	by Company		Square Foot
06/05/13	14 Sylvan Way	Parsippany, New Jersey	Office	1	203,506	-	$51,611	(a)	$254
08/01/13	Port Imperial South 4/5	Weehawken, New Jersey	Parking/Retail	1	16,736	850	71,040	(b)	N/A

Totals				2	220,242	850	$122,651

(a)      Development costs included approximately $13.0 million in land costs and $4.3 million in leasing costs.  Amounts are as of December 31, 2013.
(b)      Development costs included approximately $13.1 million in land costs.  Amounts are as of December 31, 2013.

Property Sales
The Company sold the following office properties during the year ended December 31, 2013 (dollars in thousands):  See Note 7: Discontinued Operations to the Company’s Financial Statements.

				Rentable	Net		Net
Sale			# of	Square	Sales		Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Gain (loss)
04/10/13	19 Skyline Drive (a)	Hawthorne, New York	1	248,400	$16,131		$16,005	$126
04/26/13	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	70,967		51,308	19,659
05/02/13	200 Riser Road	Little Ferry, New Jersey	1	286,628	31,775		14,852	16,923
05/13/13	777 Passaic Avenue	Clifton, New Jersey	1	75,000	5,640		3,713	1,927
05/30/13	16 and 18 Sentry Parkway West (b)	Blue Bell, Pennsylvania	2	188,103	19,041		19,721	(680)
05/31/13	51 Imclone Drive (c)	Branchburg, New Jersey	1	63,213	6,101		5,278	823
06/28/13	40 Richards Avenue	Norwalk, Connecticut	1	145,487	15,858		17,027	(1,169)
07/10/13	106 Allen Road	Bernards Township, New Jersey	1	132,010	17,677		15,081	2,596
08/27/13	Pennsylvania office portfolio (d) (e)	Suburban Philadelphia, Pennsylvania	15	1,663,511	207,425		164,259	43,166

Totals:			24	3,006,409	$390,615	(f)	$307,244	$83,371	(g)

(a)
The Company recognized a valuation allowance of $7.1 million on this property identified as held for sale at December 31, 2012.  In connection with the sale, the Company provided an interest-free note receivable to the buyer of $5 million (with a net present value of $3.7 million at closing) which matures in 2023 and requires monthly payments of principal.  See Note 5: Deferred charges, goodwill and other assets.

(b)	The Company recorded an $8.4 million impairment charge on these properties at December 31, 2012. The Company has retained a subordinated interest in these properties.
(c)
The property was encumbered by a mortgage loan which was satisfied by the Company at the time of the sale.  The Company incurred $0.7 million in costs for the debt satisfaction, which was included in discontinued operations:  loss from early extinguishment of debt for the year ended December 31, 2013.

(d)
In order to reduce the carrying value of five of the properties to their estimated fair market values, the Company recorded impairment charges of $23,851,000 at June 30, 2013.   The fair value used in the impairment charges was based on the purchase and sale agreement for the properties ultimately sold.

(e)
The Company completed the sale of this office portfolio and three developable land parcels for approximately $233 million: $201 million in cash ($55.3 million of which was held by a qualified intermediary until such funds were used in acquisitions), a $10 million mortgage on one of the properties ($8 million of which was funded at closing) and subordinated equity interests in each of the properties being sold with capital accounts aggregating $22 million.  Net sale proceeds from the sale aggregated $207 million which was comprised of the $233 million gross sales price less the subordinated equity interests of $22 million and $4 million in closing costs.  The purchasers of the Pennsylvania office portfolio are joint ventures formed between the Company and affiliates of the Keystone Property Group (the “Keystone Affiliates”).  The mortgage loan has a term of two years with a one year extension option and bears interest at LIBOR plus six percent.  The Company's equity interests in the joint ventures will be subordinated to Keystone Affiliates receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a ten percent IRR on its subordinated equity and then all profit will be split equally.  In connection with these partial sale transactions, because the buyer receives a preferential return, the Company only recognized profit to the extent that they received net proceeds in excess of their entire carrying value of the properties, effectively reflecting their retained subordinate equity interest at zero.  As part of the transaction, the Company has rights to own, after zoning-approval-subdivision, land at the 150 Monument Road property located in Bala Cynwyd, Pennsylvania, for a contemplated multi-family residential development.

(f)	This amount excludes approximately $535,000 of net closing prorations and related adjustments received from sellers at closing.
(g)
This amount, net of impairment charges recorded in 2013 of $23,851,000 on certain of the properties prior to their sale (per Note [d] above), comprises the $59,520,000 of realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the year ended December 31, 2013.  See Note 7: Discontinued Operations.

On February 24, 2014, the Company entered into agreements with affiliates of Keystone Property Group (“Keystone Entities”) to sell 15 of its office properties in New Jersey, New York and Connecticut, aggregating approximately 2.3 million square feet, for approximately $230.8 million, comprised of: $201.7 million in cash from a combination of Keystone Entities senior and pari-passu equity and mortgage financing; Company subordinated equity interests in each of the properties being sold with capital accounts aggregating $22.2 million; and pari passu equity interests in three of the properties being sold aggregating $6.9 million. The purchasers of the office properties will be joint ventures to be formed between the Company and the Keystone Entities. The senior and pari-passu equity will receive a 15 percent internal rate of return (“IRR”) after which the subordinated equity will receive a ten percent IRR and then all distributable cash flow will be split equally between the Keystone Entities and the Company.  As part of the transaction, the Company will participate in management, leasing and construction fees for the portfolio, and the Company and the Keystone Entities will jointly provide leasing representation for the properties.

The formation of the joint ventures and the completion of the sale of the properties to the joint ventures are subject to the Keystone Entities’ completion of due diligence by March 31, 2014, which may be extended for two 30-day periods, and normal and customary closing conditions.  The consummation of the transactions between the Company and the Keystone Entities also is subject to the waiver or non-exercise of certain rights of first offer with respect to 11 of the properties by certain affiliates of the Company and other third parties who are limited partners of the Company.   There can be no assurance that the transaction will be consummated.

Impairments on Properties Held and Used
For the year ended December 31, 2013, the Company recorded impairment charges of $110.9 million on 18 office properties. Nine of the 18 properties located in Roseland, Parsippany, Warren and Lyndhurst, New Jersey, aggregating approximately 1.3 million square feet, are collateral for mortgage loans scheduled to mature on August 11, 2014 and May 11, 2016, with principal balances totaling $160 million as of December 31, 2013.  Seven of the 18 properties located in Fair Lawn, New Jersey, Woodcliff Lake, New Jersey, Stamford, Connecticut and Elmsford, New York, aggregating 646,000 square feet are being considered for disposition (six of which are part of the Keystone Entities transaction described above).  Two of the 18 properties, located in Morris Plains and Upper Saddle River, New Jersey, aggregating approximately 550,000 square feet, are being considered for repositioning from office properties into multi-family rental properties.  The Company estimated that the carrying value of the 18 properties may not be recoverable over their anticipated holding periods. The impairments in 2013 resulted primarily from the recent decline in leasing activity and market rents of the properties identified.

Joint Venture Activity
On March 20, 2013, the Company entered into a joint venture with a fund advised by UBS Global Asset Management (“UBS”) to form Crystal House Apartments Investors LLC which acquired the 828-unit multi-family property known as Crystal House located in Arlington, Virginia (“Crystal House Property”) for approximately $262.5 million.  The Company acquired a 25 percent interest in the Crystal House property and a 50 percent interest in the vacant land for approximately $30.2 million.  The acquisition included vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.

On April 23, 2013, the Company and JPM sold their interests in the Boston Downtown Crossing joint venture for $45 million, of which the Company’s share was $13.5 million.  The Company realized its share of the gain on the sale of $754,000 which was included in equity in earnings for the year ended December 31, 2013.  The venture previously recorded an impairment charge of approximately $69.5 million on its development project in 2008 (of which the Company’s share of the impairment charge was $10.0 million).

On December 9, 2013, the Company entered into a new joint venture with the Keystone Property Group and Parkway Corporation to form KPG-P 100 IMW JV, LLC.  The Company acquired a 33.33 percent indirect interest in KPG-IMW Owner, LLC, an entity that owns a nine-story, approximately 400,000 square-foot office building located at 100 Independence Mall West in Philadelphia, Pennsylvania, for $2.8 million.  The 100 IMW Property was acquired for approximately $40.5 million.  As part of a more than $20-million reinvestment strategy for 100 IMW Property, the partnership is planning upgrades to the building’s common areas, as well as build-out of offices and the conversion of approximately 55,000 square feet of lower-level space into a 110-stall parking garage that will be managed by Parkway Corporation.

On December 23, 2013, the Company entered into a joint venture with FB Capitol Place LLC to form Capitol Place Mezz LLC.  The Company acquired a 50 percent ownership interest in an entity that is developing a 377-unit multi-family complex that includes approximately 25,000 square feet of retail space and a 309-space underground parking garage, currently under construction, located at 701 2nd Street, NE in Washington, D.C. for approximately $46.5 million.  It is expected that the project will be completed by mid-2015. The venture expects to incur approximately $120.7 million in total estimated costs to complete the WDC Project, of which $38.5 million has been incurred through December 31, 2013.  The Company is not required to fund any additional costs (with some limitation) for the completion of the WDC Project beyond its $46.5 million initial contribution.  The joint venture includes specific provisions, including a right of first offer on all development deals in the D.C. metro area that involve either party, with specific qualifications on any properties in Arlington County, Virginia.

Operations
The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties was 86.1 percent at December 31, 2013, as compared to 87.2 percent at December 31, 2012 and 88.3 percent at December 31, 2011.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2013, 2012 and 2011 aggregate 690,895, 378,901 and 193,213 square feet, respectively, or 2.5, 1.2 and 0.6 percentage of the net rentable square footage, respectively.  The Company believes that commercial vacancy rates may continue to increase in some of its markets through 2014 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The Company expects that the impact of the current state of the economy, including high unemployment, will continue to have a dampening effect on the fundamentals of its business, including lower occupancy and reduced effective rents at its commercial properties.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

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

On June 15, 2013, the Company repaid its $100 million face amount of 4.60 percent senior unsecured notes at their maturity using available cash.

On July 16, 2013, the Company amended and restated its unsecured revolving credit facility with a group of 17 lenders.  The $600 million facility is expandable to $1 billion and matures in July 2017.  It has two six month extension options each requiring the payment of a 7.5 basis point fee.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity payable quarterly in arrears are based upon the Operating Partnership’s unsecured debt ratings.

On February 18, 2014, the Company repaid its $200 million face amount of 5.125 percent senior unsecured notes at their maturity, using available cash and borrowing on the Company’s unsecured revolving credit facility.

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

Among the factors about which we have made assumptions are:

•
risks and uncertainties affecting the general economic climate and conditions, which in turn may have a negative effect on the fundamentals of our business and the financial condition of our tenants and residents;

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
•
other risks associated with the development and acquisition of properties, including risks that the development may not be completed on schedule, that the tenants or residents will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated.

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

Our business may be affected by the continuing volatility in the financial and credit markets, the general global economic conditions, continuing high unemployment, and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole.  Our business also may be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New Jersey and New York. Because our portfolio currently consists primarily of office and office/flex buildings (as compared to a more diversified real estate portfolio) located principally in the Northeast, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our shareholders may be adversely affected by the following, among other potential conditions:

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
General: Our business and our ability to make distributions or payments to our investors depend on the ability of our properties to generate funds in excess of operating expenses (including scheduled principal payments on debt and capital expenditures).  Events or conditions that are beyond our control may adversely affect our operations and the value of our Properties.  Such events or conditions could include:

•	changes in the general economic climate and conditions;
•	changes in local conditions, such as an oversupply of office space, a reduction in demand for office space, or reductions in office market rental rates;
•	an oversupply or reduced demand for multi-family apartments caused by a decline in household formation, decline in employment or otherwise;
• decreased attractiveness of our properties to tenants and residents;
• competition from other office and office/flex and multi-family properties;
• development by competitors of competing multi-family communities;
• unwillingness of tenants to pay rent increases;
•	rent control or rent stabilization laws, or other housing laws and regulations that could prevent us from raising multi-family rents to offset increases in operating costs;
• our inability to provide adequate maintenance;
•	increased operating costs, including insurance premiums, utilities and real estate taxes, due to inflation and other factors which may not necessarily be offset by increased rents;
•
changes in laws and regulations (including tax, environmental, zoning and building codes, landlord/tenant and other  housing laws and regulations) and agency or court interpretations of such laws and regulations and the related costs of compliance;

•	changes in interest rate levels and the availability of financing;
•	the inability of a significant number of tenants or residents to pay rent;
•	our inability to rent office or multi-family rental space on favorable terms; and
•	civil unrest, earthquakes, acts of terrorism and other natural disasters or acts of God that may result in uninsured losses.

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

Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: Recent developments in the general economy and the global credit markets have had a significant adverse effect on many companies in numerous industries.  We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions.  For instance, 14.5 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial industry, 9.6 percent from tenants in the Insurance Carriers and Related Activities industry and 7.8 percent from tenants in the Manufacturing industry.  Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom the Operating Partnership issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  As of December 31, 2013, seven of our properties, with an aggregate net book value of approximately $124.0 million, were subject to these restrictions which expire periodically through 2016.  For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals.  121 of our properties, with an aggregate net book value of approximately $1.5 billion, have lapsed restrictions and are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

New acquisitions, including acquisitions of multi-family rental real estate may fail to perform as expected and will subject us to additional new risks: We intend to and may acquire new properties, primarily in the multi-family rental sector, assuming that we are able to obtain capital on favorable terms.  Such newly acquired properties may not perform as expected and may subject us to unknown liability with respect to liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, residents, vendors or other persons against the former owners of the properties.  Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues.  In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated. The search for and process of acquiring such properties will also require a substantial amount of management’s time and attention.  As our portfolio shifts from primarily commercial office properties to increasingly more multi-family rental properties we will face additional and new risks such as:

•	shorter-term leases of one-year on average for multi-family rental communities, which allow residents to leave after the term of the lease without penalty;
•	increased competition from other housing sources such as other multi-family rental communities, condominiums and single-family houses that are available for rent as well as for sale;
•	dependency on the convenience and attractiveness of the communities or neighborhoods in which our multi-family rental properties are located and the quality of local schools and other amenities;
•	dependency on the financial condition of Fannie Mae or Freddie Mac which provide a major source of financing to the multi-family rental sector; and
•	compliance with housing and other new regulations.

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

Development of real estate, including the development of multi-family rental real estate could be costly: As part of our operating strategy, we may acquire land for development or construct on owned land, under certain conditions.  Included among the risks of the real estate development business are the following, which may adversely affect our ability to make distributions or payments to our investors:

•	financing for development projects may not be available on favorable terms;
•	long-term financing may not be available upon completion of construction;
•	failure to complete construction and lease-up on schedule or within budget may increase debt service expense and construction and other costs; and
•	failure to rent the development at all or at rent levels originally contemplated.

Property ownership through joint ventures could subject us to the contrary business objectives of our co-venturers: We, from time to time, invest in joint ventures or partnerships in which we do not hold a controlling interest in the assets underlying the entities in which we invest, including joint ventures in which (i) we own a direct interest in an entity which controls such assets, or (ii) we own a direct interest in an entity which owns indirect interests, through one or more intermediaries, of such assets.  These investments involve risks that do not exist with properties in which we own a controlling interest with respect to the underlying assets, including the possibility that (i) our co-venturers or partners may, at any time, become insolvent or otherwise refuse to make capital contributions when due, (ii) we may be responsible to our co-venturers or partners for indemnifiable losses, (iii) we may become liable with respect to guarantees of payment or performance by the joint ventures, (iv) we may become subject to buy-sell arrangements which could cause us to sell our interests or acquire our co-venturer’s or partner’s interests in a joint venture, or (v) our co-venturers or partners may, at any time, have business, economic or other objectives that are inconsistent with our objectives.  Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.  While we seek protective rights against such contrary actions, there can be no assurance that we will be successful in procuring any such protective rights, or if procured, that the rights will be sufficient to fully protect us against contrary actions.  Our organizational documents do not limit the amount of available funds that we may invest in joint ventures or partnerships.  If the objectives of our co-venturers or partners are inconsistent with ours, it may adversely affect our ability to make distributions or payments to our investors.

Our performance is subject to risks associated with repositioning a significant portion of the Company’s portfolio from office to multi-family rental properties.

Repositioning the Company’s office portfolio may result in impairment charges or less than expected returns on office properties: There can be no assurance that the Company, as it seeks to reposition a portion of its portfolio from office to the multi-family rental sector will be able to sell office properties and purchase multi-family rental properties at prices that in the aggregate are profitable for the Company or are efficient use of its capital or that would not result in a reduction of the Company’s cash flow. Because real estate investments are relatively illiquid, it also may be difficult for the Company to promptly sell its office properties that are held or may be designated for sale promptly or on favorable terms, which could have a material adverse effect on the Company’s financial condition.  In addition, as the Company identifies non-core office properties that may be held for sale or that it intends to hold for a shorter period of time than previously, it may determine that the carrying value of a property is not recoverable over the anticipated holding period of the property.  As a result, the Company may incur impairment charges for certain of these properties to reduce their carrying values to the estimated fair market values.  See Note 3: Real Estate Transactions – Impairments on Properties Held and Used.  Moreover, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may be subject to a Federal income tax on gain from sales of properties due to limitations in the Code and related regulations on a real estate investment trust’s ability to sell properties.  The Company intends to structure its property dispositions in a tax-efficient manner and avoid the prohibition in the Code against a real estate investment trust holding properties for sale.  There is no guaranty, however, that such dispositions can be achieved without the imposition of federal income tax on any gain recognized.

If costs of developing multi-family rental properties increase, we do not expect to achieve as high a return on our multi-family development properties with our historical or current returns in the commercial sector: Our current strategy involves disposing of non-core office and office/flex properties and redeploying the proceeds from those dispositions to acquire multi-family rental properties, including development projects. Although there has been widespread instability in capitalization rates in all real estate sectors since the credit market disruptions and economic slowdown in 2008, generally capitalization rates are higher in the office sector but more stable (and lower) in the multi-family residential sector.  The Company believes that the opportunity to invest in multi-family development properties at higher returns on cost will position the Company to potentially produce higher levels of net operating income than if the Company purchased a stabilized multi-family property at a lower anticipated return. However, if costs of developing a multi-family residential property increase, there could be less arbitrage between the costs to develop versus the price to purchase stabilized multi-family residential properties.  Consequently, the Company does not expect as high a return on its multi-family residential development properties as with our historical or current returns in the commercial sector.

Unfavorable changes in market and economic conditions could adversely affect multi-family rental occupancy, rental rates, operating expenses, and the overall market value of our assets, including joint ventures. Local conditions that may adversely affect conditions in multi-family residential markets include the following:

•	plant closings, industry slowdowns and other factors that adversely affect the local economy;
•	an oversupply of, or a reduced demand for, apartment units;
•	a decline in household formation or employment or lack of employment growth;
•	the inability or unwillingness of residents to pay rent increases;
•	rent control or rent stabilization laws, or other laws regulating housing, that could prevent us from raising rents to offset increases in operating costs; and
•	economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance.

Changes in applicable laws, or noncompliance with applicable laws, could adversely affect our operations or expose us to liability: We must develop, construct and operate our communities in compliance with numerous federal, state and local laws and regulations, some of which may conflict with one another or be subject to limited judicial or regulatory interpretations.  These laws and regulations may include zoning laws, building codes, landlord tenant laws and other laws generally applicable to business operations.  Noncompliance with applicable laws could expose us to liability.  Lower revenue growth or significant unanticipated expenditures may result from our need to comply with changes in (i) laws imposing remediation requirements and the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions, (ii) rent control or rent stabilization laws or other residential landlord/tenant laws, or (iii) other governmental rules and regulations or enforcement policies affecting the development, use and operation of our communities, including changes to building codes and fire and life-safety codes.

Failure to succeed in new markets, or with new brands and community formats, or in activities other than the development, ownership and operation of residential rental communities may have adverse consequences: We are actively engaged in development and acquisition activity in new submarkets within our core, Northeast markets where we have owned and operated our historical portfolio of office properties.  Our historical experience with properties in our core, Northeast markets in developing, owning and operating properties does not ensure that we will be able to operate successfully in the new multi-family submarkets.  We will be exposed to a variety of risks in the multi-family submarkets, including:

•	an inability to accurately evaluate local apartment market conditions;
•	an inability to obtain land for development or to identify appropriate acquisition opportunities;
•	an acquired property may fail to perform as we expected in analyzing our investment;
•	our estimate of the costs of repositioning or developing an acquired property may prove inaccurate; and
•	lack of familiarity with local governmental and permitting procedures.

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

As of December 31, 2013, we had total outstanding indebtedness of $2.4 billion comprised of $1.6 billion of senior unsecured notes and approximately $746 million of mortgages, loans payable and other obligations.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

If we are unable to refinance our indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our ability to make distributions or payments to our investors include the following:

•
we may need to dispose of one or more of our properties upon disadvantageous terms or adjust our capital expenditures in general or with respect to our strategy of acquiring multi-family residential properties and development opportunities in particular;

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2013, outstanding borrowings of approximately $80.2 million of our mortgage indebtedness bear interest at variable rates.  We may incur additional indebtedness in the future that bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

Our degree of leverage could adversely affect our cash flow: We fund acquisition opportunities and development partially through short-term borrowings (including our revolving credit facility), as well as from proceeds from property sales and undistributed cash.  We expect to refinance projects purchased with short-term debt either with long-term indebtedness or equity financing depending upon the economic conditions at the time of refinancing.  Our Board of Directors has a general policy of limiting the ratio of our indebtedness to total undepreciated assets (total debt as a percentage of total undepreciated assets) to 50 percent or less, although there is no limit in the Operating Partnership’s or our organizational documents on the amount of indebtedness that we may incur.  However, we have entered into certain financial agreements which contain financial and operating covenants that limit our ability under certain circumstances to incur additional secured and unsecured indebtedness.  The Board of Directors could alter or eliminate its current policy on borrowing at any time at its discretion.  If this policy were changed, we could become more highly leveraged, resulting in an increase in debt service that could adversely affect our cash flow and our ability to make distributions or payments to our investors and/or could cause an increased risk of default on our obligations.

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
We are dependent upon key personnel for strategic business direction and real estate experience.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  We have entered into an employment agreement (including non-competition provisions) which provides for a continuous four-year employment term with Mitchell E. Hersh, our President and Chief Executive Officer.  We do not have key man life insurance for our key personnel.  In addition, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may become increasingly dependent on non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

Certain provisions of Maryland law and our charter and bylaws could hinder, delay or prevent changes in control.
Certain provisions of Maryland law, our charter and our bylaws have the effect of discouraging, delaying or preventing transactions that involve an actual or threatened change in control.  These provisions include the following:

Classified Board of Directors: Our Board of Directors is divided into three classes with staggered terms of office of three years each.  The classification and staggered terms of office of our directors make it more difficult for a third party to gain control of our board of directors.  At least two annual meetings of stockholders, instead of one, generally would be required to affect a change in a majority of the board of directors.  At the Company’s 2014 annual meeting of shareholders, the Company intends to ask shareholders to consider and vote on a proposal that would de-classify the Board of Directors.

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

Duties of Directors with Respect to Unsolicited Takeovers: Maryland law provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation, (b) authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholders rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.  Maryland law also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under Maryland law.

Ownership Limit: In order to preserve our status as a real estate investment trust under the Code, our charter generally prohibits any single stockholder, or any group of affiliated stockholders, from beneficially owning more than 9.8 percent of our outstanding capital stock unless our Board of Directors waives or modifies this ownership limit.

Maryland Business Combination Act: The Maryland Business Combination Act provides that unless exempted, a Maryland corporation may not engage in certain business combinations, including mergers, consolidations, share exchanges or, in circumstances specified in the statute, asset transfers, issuances or reclassifications of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder, for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met.  An interested stockholder is generally a person owning or controlling, directly or indirectly, 10 percent or more of the voting power of the outstanding stock of the Maryland corporation.  Our board of directors has exempted from this statute business combinations between the Company and certain affiliated individuals and entities.  However, unless our board adopts other exemptions, the provisions of the Maryland Business Combination Act will be applicable to business combinations with other persons.

Maryland Control Share Acquisition Act: Maryland law provides that holders of “control shares” of a corporation acquired in a “control share acquisition” shall have no voting rights with respect to the control shares except to the extent approved by a vote of two-thirds of the votes eligible to cast on the matter under the Maryland Control Share Acquisition Act.  “Control shares” means shares of stock that, if aggregated with all other shares of stock previously acquired by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the following ranges of the voting power:  one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power.  A “control share acquisition” means the acquisition of control shares, subject to certain exceptions.

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

In addition, the consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets.  As of February 26, 2014, as general partner, we own approximately 88.5 percent of the Operating Partnership’s outstanding common partnership units.

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

Risk of changes in the tax law applicable to real estate investment trusts: Since the Internal Revenue Service, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted.  Any such legislative action may prospectively or retroactively modify our and the Operating Partnership’s tax treatment and, therefore, may adversely affect taxation of us, the Operating Partnership, and/or our investors.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

PROPERTY LIST

As of December 31, 2013, the Company’s Consolidated Properties consisted of 236 in-service office, office/flex and industrial/warehouse properties, as well as five multi-family properties, three stand-alone retail properties and three land leases.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 28.0 million square feet and 1,081 apartments with the individual commercial properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Company’s commercial tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

							2013
			Percentage	2013		2013	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2013	($000’s)	of Total 2013	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Bergen County
Fair Lawn
17-17 Route 208 North	1987	143,000	88.5	2,610	0.48	20.62	17.15
Fort Lee
One Bridge Plaza	1981	200,000	93.6	4,633	0.86	24.75	19.73
2115 Linwood Avenue	1981	68,000	58.6	966	0.18	24.24	20.28
Lyndhurst
210 Clay Avenue	1981	121,203	84.2	2,422	0.45	23.73	23.17
Montvale
135 Chestnut Ridge Road	1981	66,150	66.6	958	0.18	21.75	18.43
Paramus
15 East Midland Avenue	1988	259,823	80.5	4,614	0.85	22.06	20.98
140 East Ridgewood Avenue	1981	239,680	92.3	5,032	0.93	22.75	19.94
461 From Road	1988	253,554	40.6	2,453	0.45	23.83	20.99
650 From Road	1978	348,510	82.4	5,668	1.05	19.74	17.00
61 South Paramus Road (f)	1985	269,191	58.6	4,568	0.85	28.96	25.17
Rochelle Park
120 West Passaic Street	1972	52,000	99.6	1,495	0.28	28.87	26.76
365 West Passaic Street	1976	212,578	86.1	3,711	0.69	20.28	17.79
395 West Passaic Street	1979	100,589	54.7	1,214	0.22	22.06	18.48
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,465	1.38	15.72	15.72
10 Mountainview Road	1986	192,000	85.3	3,114	0.58	19.01	16.71
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,950	0.36	21.86	16.32
470 Chestnut Ridge Road	1987	52,500	100.0	1,200	0.22	22.86	15.10
530 Chestnut Ridge Road	1986	57,204	100.0	1,081	0.20	18.90	17.53
50 Tice Boulevard	1984	235,000	87.2	5,442	1.01	26.56	23.29
300 Tice Boulevard	1991	230,000	96.9	6,041	1.12	27.11	24.60

Essex County
Millburn
150 J.F. Kennedy Parkway	1980	247,476	77.6	4,786	0.89	24.92	21.66
Borough of Roseland
4 Becker Farm Road	1983	281,762	94.9	6,956	1.29	26.01	24.10
5 Becker Farm Road	1982	118,343	84.7	1,871	0.35	18.67	16.49
6 Becker Farm Road	1982	129,732	78.3	2,575	0.48	25.35	23.91
101 Eisenhower Parkway	1980	237,000	85.8	4,763	0.88	23.42	19.90
103 Eisenhower Parkway	1985	151,545	79.4	2,286	0.42	19.00	15.01
105 Eisenhower Parkway	2001	220,000	50.2	3,142	0.58	28.45	19.33
75 Livingston Avenue	1985	94,221	64.2	1,283	0.24	21.21	17.99
85 Livingston Avenue	1985	124,595	81.8	2,603	0.48	25.54	23.78

Office Properties
(Continued)

							2013
			Percentage	2013		2013	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2013	($000’s)	of Total 2013	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Hudson County
Jersey City
Harborside Plaza 1	1983	400,000	100.0	11,317	2.10	28.29	24.64
Harborside Plaza 2	1990	761,200	96.9	19,364	3.58	26.25	23.48
Harborside Plaza 3	1990	725,600	78.4	19,400	3.59	34.10	30.68
Harborside Plaza 4-A	2000	207,670	100.0	6,606	1.22	31.81	27.02
Harborside Plaza 5	2002	977,225	87.2	31,042	5.75	36.43	32.00
101 Hudson Street	1992	1,246,283	83.4	28,549	5.29	27.47	25.23

Mercer County
Hamilton Township
3 AAA Drive	1981	35,270	72.2	598	0.11	23.48	17.20
600 Horizon Drive	2002	95,000	100.0	1,191	0.22	12.54	11.74
700 Horizon Drive	2007	120,000	100.0	2,459	0.46	20.49	18.33
2 South Gold Drive	1974	33,962	61.6	440	0.08	21.03	17.78
Princeton
103 Carnegie Center	1984	96,000	87.9	2,202	0.41	26.09	21.78
2 Independence Way	1981	67,401	100.0	1,532	0.28	22.73	22.17
3 Independence Way	1983	111,300	69.5	1,979	0.37	25.58	19.17
100 Overlook Center	1988	149,600	89.6	3,731	0.69	27.83	24.99
5 Vaughn Drive	1987	98,500	99.1	2,288	0.42	23.44	19.31

Middlesex County
East Brunswick
377 Summerhill Road	1977	40,000	100.0	372	0.07	9.30	8.98
Edison
343 Thornall Street (c)	1991	195,709	93.8	3,368	0.62	18.35	15.27
Piscataway
30 Knightsbridge Road, Bldg 3	1977	160,000	100.0	2,183	0.40	13.64	13.64
30 Knightsbridge Road, Bldg 4	1977	115,000	100.0	1,570	0.29	13.65	13.65
30 Knightsbridge Road, Bldg 5	1977	332,607	92.9	5,356	0.99	17.33	13.49
30 Knightsbridge Road, Bldg 6	1977	72,743	63.8	240	0.04	5.17	4.12
Plainsboro
500 College Road East (f)	1984	158,235	85.1	3,011	0.56	22.36	17.55
Woodbridge
581 Main Street	1991	200,000	95.4	4,870	0.90	25.52	21.77

Monmouth County
Freehold
2 Paragon Way	1989	44,524	50.5	458	0.08	20.37	16.59
3 Paragon Way	1991	66,898	88.2	987	0.18	16.73	14.39
4 Paragon Way	2002	63,989	30.8	456	0.08	23.14	22.78
100 Willow Brook Road	1988	60,557	57.4	766	0.14	22.04	19.56
Holmdel
23 Main Street	1977	350,000	100.0	4,012	0.74	11.46	8.63
Middletown
One River Center Bldg 1	1983	122,594	96.1	2,625	0.49	22.28	18.74
One River Center Bldg 2	1983	120,360	84.9	2,635	0.49	25.79	22.71
One River Center Bldg 3 and 4	1984	214,518	93.3	4,347	0.80	21.72	20.17
Neptune
3600 Route 66	1989	180,000	100.0	1,862	0.34	10.34	8.12
Wall Township
1305 Campus Parkway	1988	23,350	92.4	417	0.08	19.33	16.96
1350 Campus Parkway	1990	79,747	99.9	1,035	0.19	12.99	12.28

Office Properties
(Continued)

							2013
			Percentage	2013		2013	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2013	($000’s)	of Total 2013	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Morris County
Florham Park
325 Columbia Turnpike	1987	168,144	100.0	3,944	0.73	23.46	19.52
Morris Plains
250 Johnson Road	1977	75,000	100.0	1,514	0.28	20.19	18.69
201 Littleton Road	1979	88,369	75.4	1,286	0.24	19.30	15.05
Morris Township
412 Mt. Kemble Avenue	1986	475,100	61.2	7,041	1.30	24.22	17.61
Parsippany
4 Campus Drive	1983	147,475	76.6	2,317	0.43	20.51	16.13
6 Campus Drive	1983	148,291	78.2	2,629	0.49	22.67	19.09
7 Campus Drive	1982	154,395	86.3	2,570	0.48	19.29	15.78
8 Campus Drive	1987	215,265	65.8	2,945	0.55	20.79	18.62
9 Campus Drive	1983	156,495	30.8	1,151	0.21	23.88	20.46
4 Century Drive	1981	100,036	48.8	1,098	0.20	22.49	18.44
5 Century Drive	1981	79,739	52.0	896	0.17	21.61	16.57
6 Century Drive	1981	100,036	58.0	1,091	0.20	18.80	15.24
2 Dryden Way	1990	6,216	100.0	99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	82.0	5,851	1.08	28.72	23.84
2 Hilton Court	1991	181,592	100.0	6,529	1.21	35.95	32.59
1633 Littleton Road	1978	57,722	100.0	1,131	0.21	19.59	19.59
600 Parsippany Road	1978	96,000	91.3	1,647	0.30	18.79	15.15
1 Sylvan Way	1989	150,557	96.0	4,089	0.76	28.29	22.64
4 Sylvan Way	1984	105,135	100.0	1,496	0.28	14.23	13.69
5 Sylvan Way	1989	151,383	86.7	3,807	0.70	29.01	26.77
7 Sylvan Way	1987	145,983	0.0	1,634	0.30	0.00	0.00
14 Sylvan Way (g)	2013	203,506	100.0	2,897	0.54	24.74	22.48
22 Sylvan Way	2009	249,409	100.0	6,327	1.17	25.37	22.98
20 Waterview Boulevard	1988	225,550	93.8	4,782	0.89	22.60	20.15
35 Waterview Boulevard	1990	172,498	92.8	4,186	0.77	26.15	23.65
5 Wood Hollow Road	1979	317,040	95.2	6,133	1.14	20.32	16.03

Passaic County
Totowa
999 Riverview Drive	1988	56,066	91.8	804	0.15	15.62	12.71

Somerset County
Basking Ridge
222 Mt. Airy Road	1986	49,000	100.0	1,079	0.20	22.02	18.18
233 Mt. Airy Road	1987	66,000	67.5	133	0.02	2.99	1.91
Bridgewater
440 Route 22 East	1990	198,376	95.5	4,695	0.87	24.78	21.36
721 Route 202/206	1989	192,741	98.6	4,272	0.79	22.48	16.15
Warren
10 Independence Boulevard	1988	120,528	92.6	2,627	0.49	23.54	22.51

Union County
Clark
100 Walnut Avenue	1985	182,555	89.8	4,531	0.84	27.64	23.96

Office Properties
(Continued)

							2013
			Percentage	2013		2013	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2013	($000’s)	of Total 2013	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Cranford
6 Commerce Drive	1973	56,000	95.3	1,094	0.20	20.50	18.19
11 Commerce Drive	1981	90,000	84.8	1,940	0.36	25.42	21.76
12 Commerce Drive	1967	72,260	84.7	923	0.17	15.08	13.07
14 Commerce Drive	1971	67,189	78.3	1,242	0.23	23.61	18.11
20 Commerce Drive	1990	176,600	99.3	3,486	0.65	19.88	17.28
25 Commerce Drive	1971	67,749	87.1	1,247	0.23	21.13	18.06
65 Jackson Drive	1984	82,778	49.6	1,066	0.20	25.96	18.88
New Providence
890 Mountain Avenue	1977	80,000	77.1	1,143	0.21	18.53	16.52

Total New Jersey Office		18,772,757	84.8	379,542	70.26	23.99	20.90

NEW YORK

New York County
New York
125 Broad Street	1970	524,476	100.0	16,082	2.98	30.66	26.24

Rockland County
Suffern
400 Rella Boulevard	1988	180,000	86.1	3,554	0.66	22.93	20.10

Westchester County
Elmsford
100 Clearbrook Road (c)	1975	60,000	90.5	959	0.18	17.66	15.86
101 Executive Boulevard	1971	50,000	0.0	63	0.01	0.00	0.00
555 Taxter Road	1986	170,554	97.4	3,210	0.59	19.32	15.11
565 Taxter Road	1988	170,554	86.4	3,598	0.67	24.42	21.53
570 Taxter Road	1972	75,000	68.7	1,241	0.23	24.09	22.24
Hawthorne
1 Skyline Drive	1980	20,400	99.0	328	0.06	16.24	15.80
2 Skyline Drive	1987	30,000	100.0	543	0.10	18.10	13.70
7 Skyline Drive	1987	109,000	79.9	2,096	0.39	24.07	19.12
17 Skyline Drive (f)	1989	85,000	100.0	1,721	0.32	20.25	19.84
Tarrytown
200 White Plains Road	1982	89,000	65.0	1,389	0.26	24.01	19.79
220 White Plains Road	1984	89,000	77.4	1,769	0.33	25.68	22.07
White Plains
1 Barker Avenue	1975	68,000	96.7	1,708	0.32	25.97	23.19
3 Barker Avenue	1983	65,300	92.7	1,402	0.26	23.16	21.64
50 Main Street	1985	309,000	87.6	8,376	1.55	30.94	26.50
11 Martine Avenue	1987	180,000	77.7	4,397	0.81	31.44	26.75
1 Water Street	1979	45,700	68.3	847	0.16	27.14	23.48
Yonkers
1 Executive Boulevard	1982	112,000	100.0	3,028	0.56	27.04	24.59
3 Executive Boulevard	1987	58,000	100.0	1,685	0.31	29.05	27.48

Total New York Office		2,490,984	87.7	57,996	10.75	26.53	22.96

Office Properties
(Continued)

							2013
			Percentage	2013		2013	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2013	($000’s)	of Total 2013	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

CONNECTICUT

Fairfield County
Stamford
1266 East Main Street	1984	179,260	81.4	3,476	0.64	23.82	19.47

Total Connecticut Office		179,260	81.4	3,476	0.64	23.82	19.47

DISTRICT OF COLUMBIA

Washington
1201 Connecticut Avenue, NW	1940	169,549	88.8	6,832	1.26	45.38	40.33
1400 L Street, NW	1987	159,000	100.0	5,856	1.08	36.83	31.26

Total District of Columbia Office		328,549	94.2	12,688	2.34	40.99	35.67

MARYLAND

Prince George’s County
Greenbelt
9200 Edmonston Road	1973	38,690	100.0	1,061	0.20	27.42	27.42
6301 Ivy Lane	1979	112,003	73.6	1,695	0.31	20.56	17.97
6303 Ivy Lane	1980	112,047	85.6	2,361	0.44	24.62	21.49
6305 Ivy Lane	1982	112,022	82.2	1,973	0.37	21.43	18.62
6404 Ivy Lane	1987	165,234	73.2	2,703	0.50	22.35	17.25
6406 Ivy Lane	1991	163,857	77.0	534	0.10	4.23	3.19
6411 Ivy Lane	1984	138,405	74.2	2,155	0.40	20.98	17.26
Lanham
4200 Parliament Place	1989	122,000	94.6	2,884	0.53	24.99	22.97

Total Maryland Office		964,258	80.3	15,366	2.85	19.84	17.09

TOTAL OFFICE PROPERTIES		22,735,808	85.0	469,068	86.84	24.38	21.20

Office/Flex Properties

							2013
			Percentage	2013		2013	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2013	($000’s)	of Total 2013	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

Burlington County
Burlington
3 Terri Lane	1991	64,500	71.1	446	0.08	9.73	8.50
5 Terri Lane	1992	74,555	100.0	607	0.11	8.14	6.29
Moorestown
2 Commerce Drive	1986	49,000	69.2	216	0.04	6.37	5.25
101 Commerce Drive	1988	64,700	100.0	275	0.05	4.25	3.85
102 Commerce Drive	1987	38,400	100.0	250	0.05	6.51	4.66
201 Commerce Drive	1986	38,400	25.0	67	0.01	6.98	5.10
202 Commerce Drive	1988	51,200	100.0	198	0.04	3.87	3.03
1 Executive Drive	1989	20,570	90.8	189	0.03	10.12	7.28
2 Executive Drive	1988	60,800	71.4	243	0.04	5.60	4.95
101 Executive Drive	1990	29,355	99.7	302	0.06	10.32	7.72
102 Executive Drive	1990	64,000	100.0	474	0.09	7.41	7.30
225 Executive Drive	1990	50,600	85.4	221	0.04	5.11	3.68
97 Foster Road	1982	43,200	100.0	170	0.03	3.94	2.99
1507 Lancer Drive	1995	32,700	100.0	147	0.03	4.50	3.46
1245 North Church Street	1998	52,810	65.1	236	0.04	6.86	5.88
1247 North Church Street	1998	52,790	80.7	322	0.06	7.56	6.20
1256 North Church Street	1984	63,495	100.0	477	0.09	7.51	6.60
840 North Lenola Road	1995	38,300	47.0	362	0.07	20.11	17.44
844 North Lenola Road	1995	28,670	100.0	203	0.04	7.08	5.65
915 North Lenola Road	1998	52,488	100.0	292	0.05	5.56	4.57
2 Twosome Drive	2000	48,600	100.0	404	0.07	8.31	7.45
30 Twosome Drive	1997	39,675	75.8	256	0.05	8.51	6.72
31 Twosome Drive	1998	84,200	100.0	429	0.08	5.10	4.52
40 Twosome Drive	1996	40,265	100.0	272	0.05	6.76	5.91
41 Twosome Drive	1998	43,050	100.0	240	0.04	5.57	4.88
50 Twosome Drive	1997	34,075	56.0	122	0.02	6.39	5.87

Gloucester County
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	120	0.02	5.56	5.28

Mercer County
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0	207	0.04	15.59	8.29
200 Horizon Drive	1991	45,770	100.0	695	0.13	15.18	13.48
300 Horizon Drive	1989	69,780	53.2	517	0.10	13.93	10.24
500 Horizon Drive	1990	41,205	93.8	576	0.11	14.90	13.17

Monmouth County
Wall Township
1325 Campus Parkway	1988	35,000	100.0	612	0.12	17.49	14.20
1340 Campus Parkway	1992	72,502	100.0	1,044	0.19	14.40	12.26
1345 Campus Parkway	1995	76,300	100.0	1,081	0.20	14.17	11.13
1433 Highway 34	1985	69,020	80.7	502	0.09	9.01	7.38
1320 Wyckoff Avenue	1986	20,336	100.0	222	0.04	10.92	8.36
1324 Wyckoff Avenue	1987	21,168	100.0	135	0.02	6.38	5.29

Office/Flex Properties
(Continued)

							2013
			Percentage	2013		2013	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2013	($000’s)	of Total 2013	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Passaic County
Totowa
1 Center Court	1999	38,961	100.0	595	0.11	15.27	13.04
2 Center Court	1998	30,600	62.8	228	0.04	11.86	10.62
11 Commerce Way	1989	47,025	100.0	489	0.09	10.40	7.49
20 Commerce Way	1992	42,540	46.7	229	0.04	11.53	11.33
29 Commerce Way	1990	48,930	77.9	97	0.02	2.54	2.02
40 Commerce Way	1987	50,576	86.3	559	0.10	12.81	8.91
45 Commerce Way	1992	51,207	100.0	519	0.10	10.14	8.08
60 Commerce Way	1988	50,333	89.1	525	0.10	11.71	9.66
80 Commerce Way	1996	22,500	88.6	254	0.05	12.74	10.28
100 Commerce Way	1996	24,600	88.0	278	0.05	12.84	10.44
120 Commerce Way	1994	9,024	100.0	101	0.02	11.19	9.42
140 Commerce Way	1994	26,881	99.5	299	0.06	11.18	9.42

Total New Jersey Office/Flex		2,189,531	87.5	17,304	3.20	9.03	7.44

NEW YORK

Westchester County
Elmsford
11 Clearbrook Road	1974	31,800	100.0	418	0.08	13.14	12.11
75 Clearbrook Road	1990	32,720	100.0	340	0.06	10.39	9.35
125 Clearbrook Road	2002	33,000	93.6	672	0.12	21.76	20.20
150 Clearbrook Road	1975	74,900	99.3	1,038	0.19	13.96	11.28
175 Clearbrook Road	1973	98,900	100.0	1,303	0.24	13.17	12.15
200 Clearbrook Road	1974	94,000	98.8	1,190	0.22	12.81	10.64
250 Clearbrook Road	1973	155,000	97.8	1,040	0.19	6.86	6.27
50 Executive Boulevard	1969	45,200	82.8	442	0.08	11.81	10.90
77 Executive Boulevard	1977	13,000	100.0	244	0.05	18.77	16.62
85 Executive Boulevard	1968	31,000	49.1	319	0.06	20.96	17.48
300 Executive Boulevard	1970	60,000	100.0	738	0.14	12.30	11.52
350 Executive Boulevard	1970	15,400	99.4	230	0.04	15.03	12.80
399 Executive Boulevard	1962	80,000	100.0	1,038	0.19	12.98	12.40
400 Executive Boulevard	1970	42,200	71.1	556	0.10	18.53	15.03
500 Executive Boulevard	1970	41,600	100.0	759	0.14	18.25	16.49
525 Executive Boulevard	1972	61,700	100.0	985	0.18	15.96	14.76
1 Westchester Plaza	1967	25,000	100.0	345	0.06	13.80	10.92
2 Westchester Plaza	1968	25,000	96.1	362	0.07	15.07	14.32
3 Westchester Plaza	1969	93,500	97.9	1,070	0.20	11.69	10.15
4 Westchester Plaza	1969	44,700	100.0	697	0.13	15.59	12.84
5 Westchester Plaza	1969	20,000	100.0	292	0.05	14.60	10.85
6 Westchester Plaza	1968	20,000	100.0	210	0.04	10.50	9.10
7 Westchester Plaza	1972	46,200	100.0	660	0.12	14.29	13.79
8 Westchester Plaza	1971	67,200	100.0	1,210	0.23	18.01	14.49
Hawthorne
200 Saw Mill River Road	1965	51,100	100.0	709	0.13	13.87	12.52
4 Skyline Drive	1987	80,600	93.0	1,408	0.26	18.78	15.82
5 Skyline Drive	1980	124,022	99.8	1,581	0.29	12.77	11.54
6 Skyline Drive	1980	44,155	72.8	576	0.11	17.92	12.47
8 Skyline Drive	1985	50,000	85.4	821	0.15	19.23	16.18
10 Skyline Drive	1985	20,000	100.0	392	0.07	19.60	16.35
11 Skyline Drive (f)	1989	45,000	100.0	979	0.18	21.76	21.38
12 Skyline Drive (f)	1999	46,850	71.7	518	0.10	15.42	12.21
15 Skyline Drive (f)	1989	55,000	18.7	196	0.04	19.06	17.89

Office/Flex Properties
(Continued)

							2013
			Percentage	2013		2013	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2013	($000’s)	of Total 2013	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Yonkers
100 Corporate Boulevard	1987	78,000	98.3	1,570	0.29	20.48	19.34
200 Corporate Boulevard South	1990	84,000	100.0	1,764	0.33	21.00	18.82
4 Executive Plaza	1986	80,000	100.0	1,238	0.23	15.48	13.94
6 Executive Plaza	1987	80,000	100.0	1,640	0.30	20.50	18.94
1 Odell Plaza	1980	106,000	100.0	1,505	0.28	14.20	12.91
3 Odell Plaza	1984	71,065	100.0	1,596	0.30	22.46	20.83
5 Odell Plaza	1983	38,400	99.6	648	0.12	16.94	14.85
7 Odell Plaza	1984	42,600	100.0	573	0.11	13.45	11.60

Total New York Office/Flex		2,348,812	94.4	33,872	6.27	15.27	13.56

CONNECTICUT

Fairfield County
Stamford
419 West Avenue	1986	88,000	100.0	1,576	0.29	17.91	15.27
500 West Avenue	1988	25,000	75.9	406	0.08	21.40	20.40
550 West Avenue	1990	54,000	81.3	937	0.17	21.34	20.34
600 West Avenue	1999	66,000	100.0	670	0.12	10.15	9.27
650 West Avenue	1998	40,000	54.9	594	0.11	27.05	25.55

Total Connecticut Office/Flex		273,000	87.5	4,183	0.77	17.51	15.90

TOTAL OFFICE/FLEX PROPERTIES		4,811,343	90.9	55,359	10.24	12.66	11.01

Industrial/Warehouse, Retail and Land Lease Properties

							2013
			Percentage	2013		2013	Average
		Net	Leased	Base		Average	Effective
		Rentable	as of	Rent	Percentage	Base Rent	Rent
	Year	Area	12/31/2013	($000’s)	of Total 2013	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Westchester County, New York
Elmsford
1 Warehouse Lane (f)	1957	6,600	100.0	105	0.02	15.91	14.70
2 Warehouse Lane (f)	1957	10,900	100.0	159	0.03	14.59	14.04
3 Warehouse Lane (f)	1957	77,200	100.0	399	0.07	5.17	4.95
4 Warehouse Lane (f)	1957	195,500	74.7	1,610	0.30	11.02	8.92
5 Warehouse Lane (f)	1957	75,100	97.1	896	0.17	12.29	10.60
6 Warehouse Lane (f)	1982	22,100	100.0	551	0.10	24.93	24.12

Total Industrial/Warehouse Properties		387,400	86.7	3,720	0.69	11.08	9.65

Hudson County, New Jersey
Weehawken
500 Avenue at Port Imperial (g)	2013	16,736	52.2	--	--	--	--

Total New Jersey Retail Properties		16,736	52.2	--	--	--	--

Westchester County, New York
Tarrytown
230 White Plains Road	1984	9,300	100.0	179	0.03	19.25	19.03
Yonkers
2 Executive Boulevard	1986	8,000	100.0	305	0.06	38.13	38.13

Total New York Retail Properties		17,300	100.0	484	0.09	27.98	27.86

Total Retail Properties		34,036	76.5	484	0.09	18.59	18.51

Westchester County, New York
Elmsford
700 Executive Boulevard	--	--	--	149	0.03	--	--
Yonkers
1 Enterprise Boulevard	--	--	--	185	0.03	--	--

Total New York Land Leases		--	--	334	0.06	--	--

Prince George’s County, Maryland
Greenbelt
Capital Office Park Parcel A	--	--	--	153	0.03	--	--

Total Maryland Land Leases		--	--	153	0.03	--	--

Total Land Leases		--	--	487	0.09	--	--

TOTAL COMMERCIAL PROPERTIES		27,968,587	86.1	529,118	97.95	22.05	19.18

			Commercial						2013
		Net	Percentage		Percentage	2013	Percentage	2013	Average
		Rentable	Leased		Leased	Base	of Total	Average	Effective
		Commercial	as of		as of	Rent	2013	Base Rent	Rent
Multi-Family	Year	Area	12/31/2013	Number	12/31/2013	($000’s)	Base Rent	Per Unit	Per Unit
Properties	Built	(Sq. Ft)	(%) (a)	of units	(%) (a)	(b) (c)%		($) (c) (l)	($) (c)

Middlesex County, New Jersey
New Brunswick
Richmond Court (g) (h)	1997	--	--	82	97.6	52	0.01	1,521	1,521
Riverwatch Commons (g) (h)	1995	--	--	118	93.2	70	0.01	1,489	1,489

Union County, New Jersey
Rahway
Park Square (g) (i)	2011	5,934	100.0	159	91.2	416	0.08	2,078	2,078

Total New Jersey Multi-Family		5,934	100.0	359	93.3	538	0.10	1,751	1,751

Suffolk County, Massachusetts
Revere
Alterra at Overlook Ridge 1A (g) (j)	2004	--	--	310	97.7	5,178	0.96	1,494	1,494
Alterra at Overlook Ridge 1B (g) (k)	2008	--	--	412	98.1	5,331	0.99	1,476	1,476

Total Massachusetts Multi-Family		--	--	722	97.9	10,509	1.95	1,483	1,483

Total Multi-Family Properties		5,934	100.0	1,081	96.4	11,047	2.05	1,570	1,570

TOTAL PROPERTIES		27,974,521				540,165	100.00

Footnotes to Property List (dollars in thousands except per square foot amounts):

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2013 aggregating 690,895 square feet (representing 2.5 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for 2013, determined in accordance with generally accepted accounting principles (“GAAP”), which includes the effects of tenant concessions, such as free rent.  Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage.  For the year ended December 31, 2013, total escalations and recoveries from tenants were:  $63,114, or $3.34 per leased square foot, for office properties; $7,799, or $1.78 per leased square foot, for office/flex properties and $1,847, or $5.36 per leased square foot, for other properties.

(c)   Excludes space leased by the Company.
(d)	Base rent for 2013 divided by net rentable square feet leased at December 31, 2013.
(e)
Total base rent for 2013 minus total 2013 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2013.

(f)	This property is located on land leased by the Company.
(g)
As this property was acquired, commenced initial operations or initially consolidated by the Company during the 12 months ended December 31, 2013, the amounts represented in 2013 base rent reflect only that portion of the year during which the Company owned or consolidated the property. Accordingly, these amounts may not be indicative of the property’s full year results.  For comparison purposes, the amounts represented in 2013 average base rent per sq. ft. and per unit for this property have been calculated by taking 2013 base rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased or occupied units at December 31, 2013. These annualized per square foot and per unit amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of the 12 months ended December 31, 2013.

(h)	Acquired on December 19, 2013. Amounts reflect period of ownership.
(i)	Acquired on November 20, 2013. Amounts reflect period of ownership.
(j)	Acquired on January 18, 2013. Amounts reflect period of ownership.
(k)	Acquired on April 4, 2013. Amounts reflect period of ownership.
(l)	Annualized base rent for 2013 divided by units occupied at December 31, 2013, divided by 12.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of commercial square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

Percentage of
December 31,	Square Feet Leased (%) (a)
2013	86.1

2012	87.2

2011	88.3

2010	89.1

2009	90.1

(a)	Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest commercial tenants for the Consolidated Properties as of December 31, 2013 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

DB Services New Jersey, Inc.	2	12,335,217	2.3	409,166	1.8	2017
National Union Fire Insurance
Company of Pittsburgh, PA	3	11,203,562	2.0	398,141	1.7	(b)
Wyndham Worldwide Operations	2	11,199,134	2.0	452,915	1.9	2029
Bank Of Tokyo-Mitsubishi FUJI, Ltd.	1	10,540,716	1.9	282,606	1.2	(c)
Forest Research Institute, Inc.	1	9,070,892	1.6	215,659	0.9	2017
United States of America-GSA	11	8,756,966	1.6	285,343	1.2	(d)
Prentice-Hall, Inc.	1	8,643,699	1.6	474,801	2.0	2014
New Cingular Wireless PCS, LLC	4	7,297,156	1.3	312,899	1.3	(e)
Montefiore Medical Center	7	7,074,148	1.3	312,824	1.3	(f)
ICAP Securities USA, LLC	1	6,904,128	1.2	159,834	0.7	2017
TD Ameritrade Online Holdings	1	6,229,711	1.1	188,776	0.8	2020
Daiichi Sankyo, Inc.	1	6,133,613	1.1	171,900	0.7	2022
Merrill Lynch Pierce Fenner	1	5,883,780	1.1	294,189	1.2	2017
AECOM Technology Corporation	2	5,258,602	0.9	162,346	0.7	(g)
HQ Global Workplaces, LLC	17	4,863,079	0.9	276,721	1.2	(h)
Vonage America, Inc.	1	4,340,000	0.8	350,000	1.5	2017
CohnReznick, LLP	2	4,333,954	0.8	155,056	0.7	(i)
AT&T Corp.	1	4,137,500	0.7	275,000	1.2	(j)
Morgan Stanley Smith Barney	3	3,884,880	0.7	125,145	0.5	(k)
Allstate Insurance Company	7	3,696,720	0.7	160,312	0.7	(l)
Arch Insurance Company	1	3,685,118	0.7	106,815	0.5	2024
SunAmerica Asset Management	1	3,167,756	0.6	69,621	0.3	2018
Tullett Prebon Holdings Corp.	1	3,127,970	0.6	100,759	0.4	2023
Alpharma, LLC	1	3,098,092	0.6	112,235	0.5	2018
Xand Operations, LLC	2	3,014,150	0.5	131,078	0.6	2024
E*Trade Financial Corporation	1	2,930,757	0.5	106,573	0.5	2022
Plymouth Rock Management Company
of New Jersey	2	2,928,321	0.5	116,889	0.5	2020
Natixis North America, Inc.	1	2,823,569	0.5	89,907	0.4	2021
Continental Casualty Company	2	2,784,736	0.5	100,712	0.4	(m)
AAA Mid-Atlantic, Inc.	2	2,765,642	0.5	129,784	0.6	(n)
KPMG, LLP	2	2,736,214	0.5	121,490	0.5	(o)
Tradeweb Markets, LLC	1	2,711,760	0.5	64,976	0.3	2017
Connell Foley, LLP	2	2,657,218	0.5	97,822	0.4	2015
New Jersey Turnpike Authority	1	2,605,798	0.5	100,223	0.4	2017
Lowenstein Sandler LLP	1	2,516,264	0.5	98,677	0.4	2017
Savvis Communications Corporation	1	2,430,116	0.4	71,474	0.3	2015
Virgin Mobile USA, LP	1	2,427,776	0.4	93,376	0.4	2016
ASRC Aerospace Corporation	1	2,413,896	0.4	81,108	0.3	2014
UBS Financial Services, Inc.	3	2,391,327	0.4	82,413	0.3	(p)
Sony Music Entertainment	1	2,359,986	0.4	97,653	0.4	2014
T-Mobile USA, Inc.	1	2,339,254	0.4	105,135	0.4	2017
Qualcare Alliance Networks, Inc.	2	2,316,191	0.4	118,779	0.5	2021
Tower Insurance Company of New York	1	2,306,760	0.4	76,892	0.3	2023
Bozzuto & Associates, Inc.	1	2,301,992	0.4	104,636	0.4	2025
Rothstein, Kass & Company, P.C.	1	2,287,823	0.4	88,652	0.4	2017
The Louis Berger Group, Inc.	3	2,268,188	0.4	115,758	0.5	(q)
Movado Group, Inc.	1	2,261,498	0.4	98,326	0.4	2018
Norris, McLaughlin & Marcus, PA	1	2,259,738	0.4	86,913	0.4	2017
Bunge Management Services, Inc.	1	2,221,151	0.4	66,303	0.3	2020
Barr Laboratories, Inc.	1	2,209,107	0.4	89,510	0.4	2015

Totals		220,135,625	39.6	8,388,122	35.6

See footnotes on subsequent page.

Significant Tenants Footnotes

(a)
Annualized base rental revenue is based on actual December 2013 billings times 12. For leases whose rent commences after January 1, 2014, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	281,023 square feet expire in 2018; 117,118 square feet expire in 2019.
(c)	20,649 square feet expire in 2018; 24,607 square feet expire in 2019; 237,350 square feet expire in 2029.
(d)	45,736 square feet expire in 2014; 182,458 square feet expire in 2015; 15,851 square feet expire in 2016; 21,596 square feet expire in 2022; 19,702 square feet expire in 2023.
(e)	100,151 square feet expire in 2014; 212,748 square feet expire in 2018.
(f)
21,110 square feet expire in 2014; 13,512 square feet expire in 2015; 7,200 square feet expire in 2016; 59,302 square feet expire in 2017; 36,385 square feet expire in 2018; 133,763 square feet expire in 2019; 8,600 square feet expire in 2020; 14,842 square feet expire in 2021; 9,610 square feet expire in 2022; 8,500 square feet expire in 2023.

(g)	70,932 square feet expire in 2023; 91,414 square feet expire in 2029.
(h)
22,279 square feet expire in 2015; 12,407 square feet expire in 2017; 19,190 square feet expire in 2018; 41,549 square feet expire in 2019; 21,008 square feet expire in 2020; 14,724 square feet expire in 2021; 36,158 square feet expire in 2023; 109,406 square feet expire in 2024.

(i)	1,021 square feet expire in 2014; 154,035 square feet expire in 2020.
(j)	115,000 square feet expire in 2016; 160,000 square feet expire in 2019.
(k)	26,834 square feet expire in 2014; 29,654 square feet expire in 2015; 26,262 square feet expire in 2018; 42,395 square feet expire in 2026.
(l)	4,456 square feet expire in 2014; 5,348 square feet expire in 2015; 4,014 square feet expire in 2016; 75,740 square feet expire in 2017; 70,754 square feet expire in 2018.
(m)	19,416 square feet expire in 2016; 81,296 square feet expire in 2031.
(n)	9,784 square feet expire in 2017; 120,000 square feet expire in 2022.
(o)	10,877 square feet expire in 2014; 53,409 square feet expire in 2019; 57,204 square feet expire in 2020.
(p)	42,360 square feet expire in 2016; 13,340 square feet expire in 2022; 26,713 square feet expire in 2024.
(q)	7,426 square feet expire in 2017; 108,332 square feet expire in 2026.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2014, assuming that none of the tenants exercise renewal or termination options:

						Average
						Annual Base
				Percentage Of		Rent Per Net
		Net Rentable		Total Leased	Annualized	Rentable	Percentage Of
		Area Subject		Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring		Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases		By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)		Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2014	317	2,416,777		10.2	57,975,036	23.99	10.3

2015	326	2,956,352		12.5	65,158,894	22.04	11.7

2016	297	2,376,640		10.1	53,181,799	22.38	9.6

2017	256	3,549,374		15.1	84,330,886	23.76	15.2

2018	260	2,612,847		11.1	60,887,024	23.30	11.0

2019	181	1,974,538		8.4	42,534,953	21.54	7.7

2020	122	1,665,591		7.1	35,109,743	21.08	6.3

2021	83	1,280,764		5.4	33,109,697	25.85	6.0

2022	61	995,129		4.2	25,143,501	25.27	4.5

2023	39	1,059,601		4.5	26,923,060	25.41	4.8

2024	52	1,023,661		4.4	25,220,018	24.64	4.5

2025 and thereafter	34	1,639,659		7.0	46,552,402	28.39	8.4
Totals/Weighted
Average	2,028	23,550,933	(c) (d)	100.0	556,127,013	23.61	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2013 billings times 12.  For leases whose rent commences after January 1, 2014 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2013 aggregating 690,895 square feet and representing annualized rent of $18,327,124 for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable commercial square footage is as follows:

Square Feet
Square footage leased to commercial tenants	23,550,933
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary
service tenants and occupancy adjustments	507,162
Square footage unleased	3,899,690
Total net rentable commercial square footage (does not include land leases)	27,957,785

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2014, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2014	254	1,946,172	10.4	51,330,492	26.38	10.5

2015	249	2,315,888	12.3	57,445,747	24.81	11.6

2016	225	1,665,552	8.8	43,626,989	26.19	8.8

2017	194	3,028,640	16.1	77,414,239	25.56	15.7

2018	184	1,841,388	9.8	51,365,466	27.89	10.4

2019	136	1,323,823	7.0	33,542,944	25.34	6.8

2020	98	1,345,267	7.1	31,014,538	23.05	6.3

2021	72	1,150,820	6.1	31,257,603	27.16	6.3

2022	55	928,102	4.9	24,227,280	26.10	4.9

2023	30	856,473	4.6	24,261,425	28.33	4.9

2024	40	874,987	4.6	22,808,629	26.07	4.6

2025 and thereafter	28	1,562,229	8.3	45,312,485	29.01	9.2
Totals/Weighted
Average	1,565	18,839,341	(c) 100.0	493,607,837	26.20	100.0

(a)	Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2013 billings times 12.  For leases whose rent commences after January 1, 2014 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2013 aggregating 606,551 square feet and representing annualized rent of $17,378,189 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2014, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2014	57	443,405	10.2	6,187,129	13.95	10.6

2015	74	609,450	14.0	7,291,447	11.96	12.6

2016	67	679,040	15.6	9,184,160	13.53	15.8

2017	62	520,734	12.0	6,916,647	13.28	11.9

2018	73	677,976	15.6	8,925,585	13.17	15.4

2019	42	606,270	13.9	8,199,608	13.52	14.1

2020	23	273,092	6.3	3,420,732	12.53	5.9

2021	11	129,944	3.0	1,852,094	14.25	3.2

2022	6	67,027	1.5	916,221	13.67	1.6

2023	7	127,407	2.9	1,783,271	14.00	3.1

2024	12	148,674	3.4	2,411,389	16.22	4.2

2025 and thereafter	5	69,430	1.6	947,917	13.65	1.6
Totals/Weighted
Average	439	4,352,449	(c) 100.0	58,036,200	13.33	100.0

(a)	Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2013 billings times 12.  For leases whose rent commences after January 1, 2014, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above. Includes office/flex tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(c)	Includes leases expiring December 31, 2013 aggregating 84,344 square feet and representing annualized rent of $948,935 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2014, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2014	3	16,040	4.9	241,755	15.07	6.3

2015	1	28,000	8.3	350,000	12.50	9.0

2016	4	30,988	9.2	346,794	11.19	8.9

2018	3	93,483	27.8	595,973	6.38	15.4

2019	3	44,445	13.2	792,401	17.83	20.4

2020	1	47,232	14.1	674,473	14.28	17.4

2023	2	75,721	22.5	878,364	11.60	22.6
Totals/Weighted
Average	17	335,909	100.0	3,879,760	11.55	100.0

(a)	Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2013 billings times 12.  For leases whose rent commences after January 1, 2014, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2014 assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2014	3	11,160	48.0	215,660	19.32	35.7

2015	2	3,014	13.0	71,700	23.79	11.9

2016	1	1,060	4.6	23,856	22.51	4.0

2025 and thereafter	1	8,000	34.4	292,000	36.50	48.4
Totals/Weighted
Average	7	23,234	100.0	603,216	25.96	100.0

(a)	Includes stand-alone retail property tenants only.
(b)
Annualized base rental revenue is based on actual December 2013 billings times 12.  For leases whose rent commences after January 1, 2014 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest commercial tenants industry classifications based on annualized contractual base rent of the Consolidated Properties:

	Annualized	Percentage of		Percentage of
	Base Rental	Company	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	80,976,442	14.5	2,677,486	11.5
Insurance Carriers & Related Activities	53,388,975	9.6	2,021,162	8.6
Manufacturing	43,575,930	7.8	2,013,067	8.5
Telecommunications	35,027,444	6.3	1,802,655	7.7
Legal Services	34,713,162	6.2	1,334,625	5.7
Credit Intermediation & Related Activities	31,440,298	5.7	1,047,287	4.4
Computer System Design Svcs.	23,247,706	4.2	1,037,064	4.4
Health Care & Social Assistance	22,342,732	4.0	1,198,587	5.1
Architectural/Engineering	19,914,256	3.6	791,357	3.4
Accounting/Tax Prep.	19,798,190	3.6	776,943	3.3
Wholesale Trade	19,002,383	3.4	1,296,343	5.5
Scientific Research/Development	15,337,503	2.8	500,459	2.1
Public Administration	14,220,198	2.6	531,562	2.3
Accommodation & Food Services	12,684,035	2.3	529,671	2.2
Admin & Support, Waste Mgt. & Remediation Services	12,466,636	2.2	597,385	2.5
Arts, Entertainment & Recreation	12,168,272	2.2	714,653	3.0
Management/Scientific	11,528,424	2.1	445,481	1.9
Other Services (except Public Administration)	11,378,363	2.0	442,748	1.9
Other Professional	11,338,020	2.0	501,388	2.1
Real Estate & Rental & Leasing	9,858,614	1.8	526,308	2.2
Advertising/Related Services	8,344,128	1.5	306,778	1.3
Retail Trade	7,120,785	1.3	425,506	1.8
Construction	6,397,034	1.2	327,087	1.4
Data Processing Services	5,737,091	1.0	226,372	1.0
Transportation	5,598,131	1.0	288,848	1.2
Broadcasting	5,123,321	0.9	183,395	0.8
Utilities	4,882,993	0.9	203,471	0.9
Publishing Industries	4,473,940	0.8	221,364	0.9
Information Services	4,267,505	0.8	161,873	0.7
Educational Services	2,811,580	0.5	146,330	0.6
Other	6,962,922	1.2	273,678	1.1

TOTAL	556,127,013	100.0	23,550,933	100.0

(a)	The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).
(b)
Annualized base rental revenue is based on actual December 2013 billings times 12.  For leases whose rent commences after January 1, 2014, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(d)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2013 aggregating 690,895 square feet and representing annualized rent of $18,327,124 for which no new leases were signed.

MARKET DIVERSIFICATION

The following table lists the Company’s markets (MSAs), based on annualized commercial contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market (MSA)	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Newark, NJ
(Essex-Morris-Union Counties)	131,247,818	23.6	6,705,155	24.0
Jersey City, NJ	119,154,659	21.4	4,317,978	15.4
Westchester-Rockland, NY	84,548,441	15.2	4,720,020	16.9
Bergen-Passaic, NJ	74,919,144	13.5	4,164,226	14.9
Middlesex-Somerset-Hunterdon, NJ	36,868,137	6.6	1,921,405	6.9
Washington, DC-MD-VA-WV	30,410,283	5.5	1,292,807	4.6
Monmouth-Ocean, NJ	27,027,761	4.9	1,620,863	5.8
Trenton, NJ	19,096,527	3.4	956,597	3.4
New York (Manhattan)	17,801,543	3.2	524,476	1.9
Philadelphia, PA-NJ	7,654,198	1.4	1,281,998	4.6
Stamford-Norwalk, CT	7,398,502	1.3	452,260	1.6

Totals	556,127,013	100.0	27,957,785	100.0

(a)
Annualized base rental revenue is based on actual December 2013 billings times 12.  For leases whose rent commences after January 1, 2014, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2013 aggregating 690,895 square feet and representing annualized rent of $18,327,124 for which no new leases were signed.

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

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2013 and 2012, respectively:

For the Year Ended December 31, 2013

	High	Low	Close
First Quarter	$29.03	$25.78	$28.61
Second Quarter	$29.39	$22.59	$24.49
Third Quarter	$25.13	$20.60	$21.94
Fourth Quarter	$22.49	$19.05	$21.48

For the Year Ended December 31, 2012

	High	Low	Close
First Quarter	$29.80	$25.68	$28.82
Second Quarter	$29.37	$26.37	$29.07
Third Quarter	$29.45	$26.31	$26.60
Fourth Quarter	$28.16	$24.37	$26.11

On February 26, 2014, the closing Common Stock price reported on the NYSE was $21.99 per share.

On May 31, 2013, the Company filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the Company was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 26, 2014, the Company had 445 common shareholders of record.  This does not include beneficial owners for whom Cede & Co. or others act as nominee.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2013, the Company issued 122,400 shares of Common Stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of Common Stock.  The Company has registered the resale of such shares under the Securities Act.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2013, the Company declared four quarterly cash dividends on its common stock and common units of $0.45 per share and per unit for the first quarter and $0.30 per share for each of the second to the fourth quarter, respectively.

During the year ended December 31, 2012, the Company declared four quarterly cash dividends on its common stock and common units of $0.45 per share and unit for each of the first to the fourth quarter, respectively.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”).  The graph assumes that the value of the investment in the Company’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2008 and that all dividends were reinvested.  The price of the Company’s Common Stock on December 31, 2008 (on which the graph is based) was $24.50.  The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

300
200
100
0
2008
2009
2010
2011
2012
2013
Mack-Cali
S & P 500
NAREIT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of OutstandingOptions and Rights		(b) Weighted‑Average Exercise Price of Outstanding Options and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity Compensation Plans
Approved by
Stockholders……………………	424,294	(2)	40.54	(3)	4,499,298
Equity Compensation Plans
Not Approved by
Stockholders(1)…………………	136,440		N/A		N/A	(4)
Total	560,734		N/A		4,499,298

(1)
The only plan included in the table that was adopted without stockholder approval was the Directors’ Deferred Compensation Plan.  See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity - Deferred Stock Compensation Plan For Directors.

(2)           Includes 409,294 shares of restricted Common Stock.

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

ITEM 6.        SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company.  The consolidated selected operating and balance sheet data of the Company as of December 31, 2013, 2012, 2011, 2010 and 2009, and for the years then ended have been derived from the Company’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2013	2012	2011	2010	2009
Total revenues	$667,031	$650,632	$652,235	$715,492	$687,323
Property expenses (b)	$254,474	$241,955	$248,107	$250,763	$242,284
Direct construction costs	$14,945	$12,647	$11,458	$60,255	$20,323
General and administrative	$47,682	$47,664	$35,137	$34,464	$39,196
Interest expense	$123,701	$122,039	$123,858	$148,033	$138,855
Income (loss) from continuing operations	$(89,686)	$37,566	$59,499	$46,431	$57,873
Net income (loss) available to common shareholders	$(14,909)	$40,922	$69,684	$52,900	$52,568
Income (loss) from continuing operations
per share – basic	$(0.88)	$0.38	$0.59	$0.48	$0.64
Income (loss) from continuing operations
per share – diluted	$(0.88)	$0.38	$0.59	$0.48	$0.64
Net income (loss) per share – basic	$(0.17)	$0.47	$0.81	$0.67	$0.71
Net income (loss) per share – diluted	$(0.17)	$0.47	$0.81	$0.67	$0.71
Dividends declared per common share	$1.35	$1.80	$1.80	$1.80	$1.80
Basic weighted average shares outstanding	87,762	87,742	86,047	79,224	74,318
Diluted weighted average shares outstanding	99,785	99,996	98,962	92,477	88,389

Balance Sheet Data	December 31,
In thousands	2013	2012	2011	2010	2009
Rental property, before accumulated
depreciation and amortization	$5,129,933	$5,379,436	$5,279,770	$5,216,720	$5,186,208
Total assets	$4,515,328	$4,526,045	$4,295,759	$4,362,466	$4,721,637
Total debt (c)	$2,362,766	$2,204,389	$1,914,215	$2,089,494	$2,337,437
Total liabilities	$2,596,873	$2,457,538	$2,141,759	$2,318,529	$2,578,447
Total Mack-Cali Realty Corporation
stockholders’ equity	$1,642,359	$1,766,974	$1,889,564	$1,758,272	$1,831,458
Total noncontrolling interests in subsidiaries	$276,096	$301,533	$264,436	$285,665	$311,732

(a)	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
(b)	Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.
(c)	Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, and mortgages, loans payable and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 279 properties (collectively, the “Properties”) consisting of 267 commercial properties, primarily class A office and office/flex buildings, totaling approximately 31.0 million square feet, leased to approximately 2,000 commercial tenants and 12 multi-family rental properties containing over 3,600 residential units.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 8.4 million square feet of additional commercial space and up to 5,824 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  With changing work force demographics and reduced demand for suburban office properties in its current markets, the Company intends to leverage its experience and expertise in its core Northeast markets to aggressively pursue multi-family rental investments in those markets, both through acquisitions and developments, both wholly owned and through joint ventures.  This strategy includes selectively disposing of office and office/flex assets and re-deploying proceeds to multi-family rental properties, as well as the repositioning of a portion of its office properties and land held for development to multi-family rental properties.

As an owner of real estate, almost all of the Company’s earnings and cash flow is derived from rental revenue received pursuant to leased space at the Properties.  Key factors that affect the Company’s business and financial results include the following:

•	the general economic climate;
•	the occupancy rates of the Properties;
•	rental rates on new or renewed leases;
•	tenant improvement and leasing costs incurred to obtain and retain tenants;
•	the extent of early lease terminations;
•	the value of our office properties and the cash flow from the sale of such properties;
•	operating expenses;
•	anticipated acquisition and development costs for multi-family rental properties and the revenues and earnings from these properties;
•	cost of capital; and
•	the extent of acquisitions, development and sales of real estate.

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

The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 28 million, 31 million and 31 million square feet at December 31, 2013, 2012 and 2011, respectively was 86.1 percent leased at December 31, 2013 as compared to 87.2 percent leased at December 31, 2012 and 88.3 percent leased at December 31, 2011.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2013, 2012 and 2011 aggregate 690,895, 378,901 and 193,213 square feet, respectively, or 2.5, 1.2 and 0.6 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the year ended December 31, 2013 (on 2,420,483 square feet of renewals) decreased an average of 7.1 percent compared to rates that were in effect under the prior leases, as compared to a 2.4 percent decrease in 2012 (on 2,221,503 square feet of renewals) and a 3.3 percent decrease in 2011 (on 2,592,017 square feet of renewals).  Estimated lease costs for the renewed leases in 2013 averaged $2.22 per square foot per year for a weighted average lease term of 3.8 years, estimated lease costs for the renewed leases in 2012 averaged $2.06 per square foot per year for a weighted average lease term of 4.0 years and estimated lease costs for the renewed leases in 2011 averaged $2.85 per square foot per year for a weighted average lease term of 4.3 years.  The Company believes that commercial vacancy rates may continue to increase and commercial rental rates may continue to decline in some of its markets in 2014 and possibly beyond.  For example, two significant tenants, aggregating 780,971 square feet and approximately $17.8 million in annualized base rent, whose leases expire over the next 12 months are not renewing their leases.  As of December 31, 2013, commercial leases which comprise approximately 10.3 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2014.  With the decline of rental rates in the Company’s office markets over the past few years, as leases expire in 2014, assuming no further changes in current market rental rates, the Company expects that the rental rates it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions effecting its commercial portfolio.

The Company expects that the impact of the current state of the economy, including high unemployment will continue to have a negative effect on the fundamentals of its business, including lower occupancy, reduced effective rents, and increases in defaults and past due accounts in respect of the Company’s commercial properties.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

As a result of the continued weakness in the Company's core office markets, the Company intends to expand its holdings in the multi-family rental sector, which it believes has traditionally been a more stable product type.  The Company believes that the opportunity to invest in multi-family development properties at higher returns on cost will position the Company to potentially produce higher levels of net operating income than if the Company were to only purchase stabilized multi-family rental properties at market returns.  The Company anticipates that it will be several years before its multi-family development projects are income-producing.  The long-term nature of the Company’s multi-family strategy coupled with the continued weakness in the Company’s core office markets and the disposition of income producing non-core office properties, to fund the Company’s multi-family rental acquisitions and development will likely result in declining net operating income and cash flows relative to historical returns. As the Company continues to execute its multi-family residential strategy, the Company believes that over the long-term its net operating income and cash flows will stabilize at levels less than historical or current returns.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012;
•	results of operations for the year ended December 31, 2012 as compared to the year ended December 31, 2011 and
•	liquidity and capital resources.

Recent Transactions

In October 2012, the Company acquired the real estate development and management businesses of Roseland Partners, L.L.C. ("Roseland Partners"), a premier multi-family rental property developer and manager based in Short Hills, New Jersey, and the Roseland Partners' interests, principally through unconsolidated joint venture interests in various entities which, directly or indirectly, own or have rights with respect to various multi-family rental, commercial properties and vacant land (collectively, the “Roseland Transaction”).

Acquisitions
The following multi-family rental properties were acquired during the year ended December 31, 2013 (dollars in thousands):

Acquisition			# of	# of	Acquisition
Date	Property	Location	Properties	Apartment Units	Cost
01/18/13	Alterra at Overlook Ridge 1A	Revere, Massachusetts	1	310	$61,250	(a)
04/04/13	Alterra at Overlook Ridge 1B	Revere, Massachusetts	1	412	87,950	(a)
11/20/13	Park Square	Rahway, New Jersey	1	159	46,376	(b)
12/19/13	Richmond Ct / Riverwatch Commons	New Brunswick, New Jersey	2	200	40,983	(c)

Total Acquisitions			5	1,081	$236,559

(a)    The acquisition cost was funded primarily through borrowings under the Company’s unsecured revolving credit facility.
(b)
The acquisition cost consisted of $43,421,000 in cash consideration and future purchase price earn out payment obligations, subsequent to conditions related to a real estate tax appeal, recorded at fair value of $2,955,000 at closing.  $42,613,355 of the cash consideration was funded from funds held by a qualified intermediary, which were proceeds from the Company’s prior property sales.  The remaining cash consideration was funded primarily from available cash on hand.  $2,550,000 of the earn-out obligation amount was paid in January 2014, with the remaining balance still potentially payable in the future.

(c)
$12,701,925 of the acquisition cost was funded from funds held by a qualified intermediary, which were proceeds from the Company’s prior property sales.  The remaining acquisition cost was funded primarily from available cash on hand.

Consolidation
On August 22, 2013, the Company contributed an additional $4.9 million and the operating agreement of Eastchester was modified which increased the Company’s effective ownership to 76.25 percent, with the remaining 23.75 percent owned by HVLH.  The agreement also provided the Company with control of all major decisions.  Accordingly, effective August 22, 2013, the Company consolidated Eastchester under the provisions of ASC 810, Consolidation.  As the carrying value approximated the fair value of the net assets acquired, there was no holding period gain or loss recognized on this transaction.

On October 23, 2012, as part of the Roseland Transaction, the Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $2.1 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”). The Eastchester Project began construction in late 2013.  Estimated total development costs of $46 million are expected to be funded with a $27.5 million construction loan and the balance of $18.5 million to be funded with member capital.

Properties Commencing Initial Operations
The following properties commenced initial operations during the year ended December 31, 2013 (dollars in thousands):

						Garage	Development		Development
				# of	Rentable	Parking	Costs Incurred		Costs Per
Date	Property/Address	Location	Type	Bldgs.	Square Feet	Spaces	by Company		Square Foot
06/05/13	14 Sylvan Way	Parsippany, New Jersey	Office	1	203,506	-	$51,611	(a)	$254
08/01/13	Port Imperial South 4/5	Weehawken, New Jersey	Parking/Retail	1	16,736	850	71,040	(b)	N/A

Totals				2	220,242	850	$122,651

(a)      Development costs included approximately $13.0 million in land costs and $4.3 million in leasing costs.  Amounts are as of December 31, 2013.
(b)      Development costs included approximately $13.1 million in land costs.  Amounts are as of December 31, 2013.

Property Sales
The Company sold the following office properties during the year ended December 31, 2013 (dollars in thousands):  See Note 7: Discontinued Operations to the Company’s Financial Statements.

				Rentable	Net		Net
Sale			# of	Square	Sales		Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Gain (loss)
04/10/13	19 Skyline Drive (a)	Hawthorne, New York	1	248,400	$16,131		$16,005	$126
04/26/13	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	70,967		51,308	19,659
05/02/13	200 Riser Road	Little Ferry, New Jersey	1	286,628	31,775		14,852	16,923
05/13/13	777 Passaic Avenue	Clifton, New Jersey	1	75,000	5,640		3,713	1,927
05/30/13	16 and 18 Sentry Parkway West (b)	Blue Bell, Pennsylvania	2	188,103	19,041		19,721	(680)
05/31/13	51 Imclone Drive (c)	Branchburg, New Jersey	1	63,213	6,101		5,278	823
06/28/13	40 Richards Avenue	Norwalk, Connecticut	1	145,487	15,858		17,027	(1,169)
07/10/13	106 Allen Road	Bernards Township, New Jersey	1	132,010	17,677		15,081	2,596
08/27/13	Pennsylvania office portfolio (d) (e)	Suburban Philadelphia, Pennsylvania	15	1,663,511	207,425		164,259	43,166

Totals:			24	3,006,409	$390,615	(f)	$307,244	$83,371	(g)

(a)
The Company recognized a valuation allowance of $7.1 million on this property identified as held for sale at December 31, 2012.  In connection with the sale, the Company provided an interest-free note receivable to the buyer of $5 million (with a net present value of $3.7 million at closing) which matures in 2023 and requires monthly payments of principal.  See Note 5: Deferred charges, goodwill and other assets.

(b)	The Company recorded an $8.4 million impairment charge on these properties at December 31, 2012. The Company has retained a subordinated interest in these properties.
(c)
The property was encumbered by a mortgage loan which was satisfied by the Company at the time of the sale.  The Company incurred $0.7 million in costs for the debt satisfaction, which was included in discontinued operations:  loss from early extinguishment of debt for the year ended December 31, 2013.

(d)
In order to reduce the carrying value of five of the properties to their estimated fair market values, the Company recorded impairment charges of $23,851,000 at June 30, 2013.  The fair value used in the impairment charges was based on the purchase and sale agreement for the properties ultimately sold.

(e)
The Company completed the sale of this office portfolio and three developable land parcels for approximately $233 million: $201 million in cash ($55.3 million of which was held by a qualified intermediary until such funds were used in acquisitions), a $10 million mortgage on one of the properties ($8 million of which was funded at closing) and subordinated equity interests in each of the properties being sold with capital accounts aggregating $22 million.  Net sale proceeds from the sale aggregated $207 million which was comprised of the $233 million gross sales price less the subordinated equity interests of $22 million and $4 million in closing costs.  The purchasers of the Pennsylvania office portfolio are joint ventures formed between the Company and affiliates of the Keystone Property Group (the “Keystone Affiliates”).  The mortgage loan has a term of two years with a one year extension option and bears interest at LIBOR plus six percent.  The Company's equity interests in the joint ventures will be subordinated to Keystone Affiliates receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a ten percent IRR on its subordinated equity and then all profit will be split equally.  In connection with these partial sale transactions, because the buyer receives a preferential return, the Company only recognized profit to the extent that they received net proceeds in excess of their entire carrying value of the properties, effectively reflecting their retained subordinate equity interest at zero.  As part of the transaction, the Company has rights to own, after zoning-approval-subdivision, land at the 150 Monument Road property located in Bala Cynwyd, Pennsylvania, for a contemplated multi-family residential development.

(f)	This amount excludes approximately $535,000 of net closing prorations and related adjustments received from sellers at closing.
(g)
This amount, net of impairment charges recorded in 2013 of $23,851,000 on certain of the properties prior to their sale (per Note [d] above), comprises the $59,520,000 of realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the year ended December 31, 2013.  See Note 7: Discontinued Operations.

On February 24, 2014, the Company entered into agreements with affiliates of Keystone Property Group (“Keystone Entities”) to sell 15 of its office properties in New Jersey, New York and Connecticut, aggregating approximately 2.3 million square feet, for approximately $230.8 million, comprised of: $201.7 million in cash from a combination of Keystone Entities senior and pari-passu equity and mortgage financing; Company subordinated equity interests in each of the properties being sold with capital accounts aggregating $22.2 million; and pari passu equity interests in three of the properties being sold aggregating $6.9 million. The purchasers of the office properties will be joint ventures to be formed between the Company and the Keystone Entities. The senior and pari-passu equity will receive a 15 percent internal rate of return (“IRR”) after which the subordinated equity will receive a ten percent IRR and then all distributable cash flow will be split equally between the Keystone Entities and the Company.  As part of the transaction, the Company will participate in management, leasing and construction fees for the portfolio, and the Company and the Keystone Entities will jointly provide leasing representation for the properties.

The formation of the joint ventures and the completion of the sale of the properties to the joint ventures are subject to the Keystone Entities’ completion of due diligence by March 31, 2014, which may be extended for two 30-day periods, and normal and customary closing conditions.  The consummation of the transactions between the Company and the Keystone Entities also is subject to the waiver or non-exercise of certain rights of first offer with respect to 11 of the properties by certain affiliates of the Company and other third parties who are limited partners of the Company.   There can be no assurance that the transaction will be consummated.

Impairments on Properties Held and Used
For the year ended December 31, 2013, the Company recorded impairment charges of $110.9 million on 18 office properties. Nine of the 18 properties located in Roseland, Parsippany, Warren and Lyndhurst, New Jersey, aggregating approximately 1.3 million square feet, are collateral for mortgage loans scheduled to mature on August 11, 2014 and May 11, 2016, with principal balances totaling $160 million as of December 31, 2013.  Seven of the 18 properties located in Fair Lawn, New Jersey, Woodcliff Lake, New Jersey, Stamford, Connecticut and Elmsford, New York, aggregating 646,000 square feet are being considered for disposition (six of which are part of the Keystone Entities transaction described above).  Two of the 18 properties, located in Morris Plains and Upper Saddle River, New Jersey, aggregating approximately 550,000 square feet, are being considered for repositioning from office properties into multi-family rental properties.  The Company estimated that the carrying value of the 18 properties may not be recoverable over their anticipated holding periods. The impairments in 2013 resulted primarily from the recent decline in leasing activity and market rents of the properties identified.

Joint Venture Activity
On March 20, 2013, the Company entered into a joint venture with a fund advised by UBS Global Asset Management (“UBS”) to form Crystal House Apartments Investors LLC which acquired the 828-unit multi-family property known as Crystal House located in Arlington, Virginia (“Crystal House Property”) for approximately $262.5 million.  The Company acquired a 25 percent interest in the Crystal House property and a 50 percent interest in the vacant land for approximately $30.2 million.  The acquisition included vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.

On April 23, 2013, the Company and JPM sold their interests in the Boston Downtown Crossing joint venture for $45 million, of which the Company’s share was $13.5 million.  The Company realized its share of the gain on the sale of $754,000 which was included in equity in earnings for the year ended December 31, 2013.  The venture previously recorded an impairment charge of approximately $69.5 million on its development project in 2008 (of which the Company’s share of the impairment charge was $10.0 million).

On December 9, 2013, the Company entered into a new joint venture with the Keystone Property Group and Parkway Corporation to form KPG-P 100 IMW JV, LLC.  The Company acquired a 33.33 percent indirect interest in KPG-IMW Owner, LLC, an entity that owns a nine-story, approximately 400,000 square-foot office building located at 100 Independence Mall West in Philadelphia, Pennsylvania for $2.8 million.  The 100 IMW Property was acquired for approximately $40.5 million.  As part of a more than $20-million reinvestment strategy for 100 IMW Property, the partnership is planning upgrades to the building’s common areas, as well as build-out of offices and the conversion of approximately 55,000 square feet of lower-level space into a 110-stall parking garage that will be managed by Parkway Corporation.

On December 23, 2013, the Company entered into a joint venture with FB Capitol Place LLC to form Capitol Place Mezz LLC.  The Company acquired a 50 percent ownership interest in an entity that is developing a 377-unit multi-family complex that includes approximately 25,000 square feet of retail space and a 309-space underground parking garage, currently under construction, located at 701 2nd Street, NE in Washington, D.C. for approximately $46.5 million.  It is expected that the project will be completed by mid-2015.  The venture expects to incur approximately $120.7 million in total estimated costs to complete the WDC Project, of which $38.5 million has been incurred through December 31, 2013.  The Company is not required to fund any additional costs (with some limitation) for the completion of the WDC Project beyond its $46.5 million initial contribution.  The joint venture includes specific provisions, including a right of first offer on all development deals in the D.C. metro area that involve either party, with specific qualifications on any properties in Arlington County, Virginia.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2013, 2012 and 2011 was $12.9 million, $4.3 million and $1.1 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Investments in Unconsolidated Joint Ventures:
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  The Company applies the equity method by initially recording these investments at cost, as Investments in Unconsolidated Joint Ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Generally, the Company would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Company has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee.    If the venture subsequently generates income, the Company only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.  The Company’s estimates of value for each investment (particularly in real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.  See Note 4: Investments in Unconsolidated Joint Ventures.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable.  Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized.  Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying amount, then performing the additional two-step impairment test is unnecessary. If the carrying amount of goodwill exceeds its fair value, an impairment charge is recognized.  The Company determined that its goodwill was not impaired at December 31, 2013 after management performed its impairment tests.

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

Parking income includes income from parking spaces leased to tenants and others.

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

Results From Operations

The following comparisons for the year ended December 31, 2013 (“2013”), as compared to the year ended December 31, 2012 (“2012”), and for 2012 as compared to the year ended December 31, 2011 (“2011”) make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2011, (for the 2013 versus 2012 comparison) and which represent all in-service properties owned by the Company at December 31, 2010, (for the 2012 versus 2011 comparison), excluding properties sold or held for sale through December 31, 2013; (ii) the effect of the Roseland Transaction in October 2012 (“Roseland”) and (iii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2012 through December 31, 2013 (for the 2013 versus 2012 comparison) and which represent all properties acquired by the Company or commencing initial operations from January 1, 2011 through December 31, 2012 (for the 2012 versus 2011 comparison).

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2013	2012	Change	Change
Revenue from rental operations and other:
Base rents	$540,165	$535,822	$4,343	0.8%
Escalations and recoveries from tenants	72,758	74,535	(1,777)	(2.4)
Parking income	6,840	6,021	819	13.6
Other income	4,683	12,091	(7,408)	(61.3)
Total revenues from rental operations	624,446	628,469	(4,023)	(0.6)

Property expenses:
Real estate taxes	85,574	86,683	(1,109)	(1.3)
Utilities	63,622	58,267	5,355	9.2
Operating services	105,278	97,005	8,273	8.5
Total property expenses	254,474	241,955	12,519	5.2

Non-property revenues:
Construction services	15,650	13,557	2,093	15.4
Real estate services	26,935	8,606	18,329	213.0
Total non-property revenues	42,585	22,163	20,422	92.1

Non-property expenses:
Direct construction costs	14,945	12,647	2,298	18.2
Real estate services expenses	22,716	3,746	18,970	506.4
General and administrative	47,682	47,664	18	-
Depreciation and amortization	182,766	174,333	8,433	4.8
Impairments	110,853	9,845	101,008	1,026.0
Total non-property expenses	378,962	248,235	130,727	52.7
Operating income	33,595	160,442	(126,847)	(79.1)
Other (expense) income:
Interest expense	(123,701)	(122,039)	(1,662)	(1.4)
Interest and other investment income	2,903	34	2,869	8,438.2
Equity in earnings (loss) of unconsolidated joint ventures	(2,327)	4,089	(6,416)	(156.9)
Loss from early extinguishment of debt	(156)	(4,960)	4,804	96.9
Total other (expense) income	(123,281)	(122,876)	(405)	(0.3)
Income (loss) from continuing operations	(89,686)	37,566	(127,252)	(338.7)
Discontinued operations:
Income (loss) from discontinued operations	11,811	21,878	(10,067)	(46.0)
Loss from early extinguishment of debt	(703)	-	(703)	-
Realized gains (losses) and unrealized losses
on disposition of rental property and impairments, net	59,520	(13,175)	72,695	551.8
Total discontinued operations, net	70,628	8,703	61,925	711.5
Net income (loss)	(19,058)	46,269	(65,327)	(141.2)
Noncontrolling interest in consolidated joint ventures	2,199	330	1,869	566.4
Noncontrolling interest in Operating Partnership	10,459	(4,619)	15,078	326.4
Noncontrolling interest in discontinued operations	(8,509)	(1,058)	(7,451)	(704.3)
Net income (loss) available to common shareholders	$(14,909)	$40,922	$(55,831)	(136.4)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2013 as compared to 2012 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$4,343	0.8%	$(9,602)	(1.8)%	$13,945	2.6%
Escalations and recoveries
from tenants	(1,777)	(2.4)	(2,700)	(3.6)	923	1.2
Parking income	819	13.6	(335)	(5.6)	1,154	19.2
Other income	(7,408)	(61.3)	(7,998)	(66.2)	590	4.9
Total	$(4,023)	(0.6)%	$(20,635)	(3.3)%	$16,612	2.7%

Property expenses:
Real estate taxes	$(1,109)	(1.3)%	$(3,161)	(3.7)%	$2,052	2.4%
Utilities	5,355	9.2	4,326	7.4	1,029	1.8
Operating services	8,273	8.5	6,380	6.6	1,893	1.9
Total	$12,519	5.2%	$7,545	3.1%	$4,974	2.1%

OTHER DATA:
Number of Consolidated Properties	247		240		7
Commercial Square feet (in thousands)	27,975		27,749		226
Multi-family portfolio (number of units)	1,081		-		1,081

Base rents for the Same-Store Properties decreased $9.6 million, or 1.8 percent, for 2013 as compared to 2012, due primarily to a decrease in occupancy and rental rates in 2013 as compared to 2012.  Escalations and recoveries from tenants for the Same-Store Properties decreased $2.7 million, or 3.6 percent, for 2013 over 2012, due primarily to lower recoveries from tenants in 2013 (as a result of lower occupancies and the re-set of base years on new or renewed leases) as well as reimbursing tenants for their share of the tax appeal proceeds received in the periods.  Parking income for the Same-Store Properties decreased $0.3 million, or 5.6 percent, due primarily to decreased usage in 2013 as compared to 2012.  Other income for the Same-Store Properties decreased $8.0 million, or 66.2 percent, due primarily to a decrease in lease breakage fees recognized in 2013 as compared to 2012.

Real estate taxes on the Same-Store Properties decreased $3.2 million, or 3.7 percent, for 2013 as compared to 2012. The change in real estate taxes principally results from tax appeal proceeds, net of associated professional fees, increasing by approximately $3.2 million from 2012 to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, did not increase significantly in 2013 compared to 2012.  Utilities for the Same-Store Properties increased $4.3 million, or 7.4 percent, for 2013 as compared to 2012, due primarily to increased rates in 2013 as compared to 2012.  Operating services for the Same-Store Properties increased $6.4 million, or 6.6 percent, due primarily to an increase in snow removal costs of $3.1 million and in maintenance costs of $2.5 million for 2013 as compared to 2012.

Construction services revenue increased $2.1 million, or 15.4 percent, in 2013 as compared to 2012, due primarily to increased revenue from construction contracts in 2013.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $18.3 million, or 213.0 percent, for 2013 as compared to 2012, due primarily to the full year effect of Roseland (which was acquired in 2012).

Direct construction costs increased $2.3 million, or 18.2 percent, in 2013 as compared to 2012, due primarily to increased costs from construction contracts in 2013.

Real estate services expenses increased $19.0 million, or 506.4 percent, for 2013 as compared to 2012.  This increase was due primarily to compensation costs related to Roseland (which was acquired in late 2012).

General and administrative expenses was relatively unchanged for 2013 as compared to 2012.  Roseland general and administrative expenses increased by $8.2 million for 2013 as compared to 2012 due to the full year effect of Roseland (which was acquired in late 2012).  This was partially offset by transaction costs incurred of $5.8 million in 2012 in conjunction with the Roseland Transaction, and $1.4 million in costs related to the departure of one of the Company’s executive vice presidents in 2012.

Depreciation and amortization increased by $8.4 million, or 4.8 percent, for 2013 over 2012.  This increase was due primarily to an increase of $11.7 million for 2013 as compared to 2012 related to depreciation and amortization on assets from Roseland and the Acquired Properties, partially offset by assets becoming fully amortized in 2013.

The Company recorded $110.9 million in impairment charges in 2013 on 18 properties in order to reduce their carrying values to their estimated fair market values.

In 2012, the Company incurred impairment charges totaling $9.8 million, consisting of: (i) an impairment charge on other investments of $6.3 million in connection with a write-down of the Company’s development rights in an East Rutherford, New Jersey mixed use development project;  (ii) an impairment charge of approximately $3.0 million on one of its properties in Greenbelt, Maryland; and (iii) an impairment charge on another rental property investment of $0.5 million related to an office property in Newark, New Jersey.

Interest expense increased $1.7 million, or 1.4 percent, for 2013 as compared to 2012.  This increase was primarily as a result of higher average debt balances in 2013, partially offset by higher capitalized interest in 2013, as a result of increased development activity in 2013.

Interest and other investment income increased $2.9 million for 2013 as compared to 2012.  This was primarily due to a benefit of $2.3 million in 2013 related to changes in the Roseland Transaction Earn-Out.

Equity in earnings of unconsolidated joint ventures decreased $6.4 million, or 156.9 percent, for 2013 as compared to 2012.  The decrease was due primarily to increased losses of $6.2 million from the joint venture interests acquired in the Roseland Transaction in late 2012 and a loss in 2013 of $2.6 million from the Crystal House Apartments venture (which was entered into in March 2013), partially offset by increased income of $1.1 million from the sale of the Boston Downtown Crossing venture for 2013 as compared to 2012.

In 2012, the Company recognized losses from early extinguishment of debt of $5.0 million compared to $156,000 in 2013.  The 2012 losses resulted primarily from approximately $4.4 million due to the early redemption of senior unsecured notes and approximately $0.5 million for the early repayment of a mortgage loan on the Company’s property in Woodbridge, New Jersey.  The 2013 amount was due to the partial early termination and extension of the Company’s revolving credit facility as a result of decreased participation of certain lenders in the facility.

Income from continuing operations decreased to a loss of $89.7 million in 2013 from income of $37.6 million in 2012.  The decrease of $127.3 million was due to the factors discussed above.

Net income available to common shareholders decreased by $55.8 million, or 136.4 percent, from income of $40.9 million in 2012 to a loss of $14.9 million in 2013.  The decrease was primarily the result of a decrease in income from continuing operations of $127.3 million for 2013 as compared to 2012, an impairment charge of $23.9 million on discontinued operations in 2013, a decrease in income from discontinued operations of $10.1 million for 2013 as compared to 2012, an increase in noncontrolling interest in discontinued operations of approximately $7.4 million for 2013 as compared to 2012, realized gains on disposition of rental property of $2.3 million in 2012, and a loss on early extinguishment of debt on discontinued operations of $0.7 million in 2013.  These were partially offset by a realized gain on disposition of rental property of $83.4 million in 2013, a decrease in noncontrolling interest in Operating Partnership of $15.1 million for 2013 as compared to 2012, an impairment charge on discontinued operations of $8.4 million in 2012, an unrealized loss on disposition of rental property of $7.1 million in 2012 and an increase in noncontrolling interest in consolidated joint ventures of $1.9 million for 2013 as compared to 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2012	2011	Change	Change
Revenue from rental operations and other:
Base rents	$535,822	$538,993	$(3,171)	(0.6)%
Escalations and recoveries from tenants	74,535	83,782	(9,247)	(11.0)
Parking income	6,021	6,036	(15)	(0.2)
Other income	12,091	6,310	5,781	91.6
Total revenues from rental operations	628,469	635,121	(6,652)	(1.0)

Property expenses:
Real estate taxes	86,683	79,340	7,343	9.3
Utilities	58,267	66,506	(8,239)	(12.4)
Operating services	97,005	102,261	(5,256)	(5.1)
Total property expenses	241,955	248,107	(6,152)	(2.5)

Non-property revenues:
Construction services	13,557	12,058	1,499	12.4
Real estate services	8,606	5,056	3,550	70.2
Total non-property revenues	22,163	17,114	5,049	29.5

Non-property expenses:
Direct construction costs	12,647	11,458	1,189	10.4
Real estate services expenses	3,746	1,065	2,681	251.7
General and administrative	47,664	35,137	12,527	35.7
Depreciation and amortization	174,333	175,171	(838)	(0.5)
Impairments	9,845	-	9,845	-
Total non-property expenses	248,235	222,831	25,404	11.4
Operating income	160,442	181,297	(20,855)	(11.5)
Other (expense) income:
Interest expense	(122,039)	(123,858)	1,819	1.5
Interest and other investment income	34	38	(4)	(10.5)
Equity in earnings (loss) of unconsolidated joint ventures	4,089	2,022	2,067	102.2
Loss from early extinguishment of debt	(4,960)	-	(4,960)	-
Total other (expense) income	(122,876)	(121,798)	(1,078)	(0.9)
Income from continuing operations	37,566	59,499	(21,933)	(36.9)
Discontinued operations:
Income (loss) from discontinued operations	21,878	21,888	(10)	-
Realized gains (losses) and unrealized losses
on disposition of rental property, net	(13,175)	-	(13,175)	-
Total discontinued operations, net	8,703	21,888	(13,185)	(60.2)
Net income	46,269	81,387	(35,118)	(43.1)
Noncontrolling interest in consolidated joint ventures	330	402	(72)	(17.9)
Noncontrolling interest in Operating Partnership	(4,619)	(7,532)	2,913	38.7
Noncontrolling interest in discontinued operations	(1,058)	(2,837)	1,779	62.7
Preferred Stock Dividends	-	(1,736)	1,736	100.0
Net income available to common shareholders	$40,922	$69,684	$(28,762)	(41.3)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2012 as compared to 2011 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$(3,171)	(0.6)%	$(3,171)	(0.6)%	$-	-%
Escalations and recoveries
from tenants	(9,247)	(11.0)	(9,247)	(11.0)	-	-
Parking income	(15)	(0.2)	(18)	(0.2)	3	0.0
Other income	5,781	91.6	5,781	91.6	-	-
Total	$(6,652)	(1.0)%	$(6,655)	(1.0)%	$3	0.0%

Property expenses:
Real estate taxes	$7,343	9.3	$7,333	9.3	$10	0.0%
Utilities	(8,239)	(12.4)	(8,239)	(12.4)	-	-
Operating services	(5,256)	(5.1)	(5,253)	(5.1)	(3)	0.0
Total	$(6,152)	(2.5)%	$(6,159)	(2.5)%	$7	0.0%

OTHER DATA:
Number of Consolidated Properties	240		240		0
(excluding properties held for sale):
Square feet (in thousands)	27,748		27,748		0
Base rents for the Same-Store Properties decreased $3.2 million, or 0.6 percent, for 2012 as compared to 2011, due primarily to a decrease in occupancy in 2012 as compared to 2011.  Escalations and recoveries from tenants for the Same-Store Properties decreased $9.2 million, or 11.0 percent, for 2012 over 2011, due primarily to lower property expenses (including the effect of real estate tax appeal proceeds) in 2012 as compared to 2011.  Parking income for the Same-Store Properties was relatively unchanged for 2012 as compared to 2011.  Other income for the Same-Store Properties increased $5.8 million, or 91.6 percent, due primarily to an increase in lease breakage fees recognized in 2012 as compared to 2011.

Real estate taxes on the Same-Store Properties increased $7.3 million, or 9.3 percent, for 2012 as compared to 2011. The change in real estate taxes principally results from tax appeal proceeds, net of associated professional fees, decreasing by approximately $7.0 million, or 65.9 percent from 2011 to 2012.  Real estate taxes, without the effect of net tax appeal proceeds, did not increase significantly in 2012 compared to 2011.  Utilities for the Same-Store Properties decreased $8.2 million, or 12.4 percent, for 2012 as compared to 2011, due primarily to lower rates in 2012 as compared to 2011.  Operating services for the Same-Store Properties decreased $5.3 million, or 5.1 percent, due primarily to a decrease in snow removal costs of $5.3 million in 2012 as compared to 2011.

Construction services revenue increased $1.5 million, or 12.4 percent, in 2012 as compared to 2011, due primarily to increased construction contracts in 2012.  Real estate services revenues increased by $3.6 million, or 70.2 percent, for 2012 as compared to 2011, due primarily to the effects of Roseland in late 2012.

Direct construction costs increased $1.2 million, or 10.4 percent, in 2012 as compared to 2011, due primarily to increased construction contracts in 2012.

Real estate service salaries increased $2.7 million, or 251.7 percent, for 2012 as compared to 2011, due primarily to a partial year of compensation costs related to Roseland acquired in 2012.

General and administrative expenses increased by $12.5 million, or 35.7 percent, for 2012 as compared to 2011 due primarily to $5.8 million in transaction costs incurred in 2012 in connection with the Roseland Transaction and $3.2 million in costs incurred in 2012 for Roseland operations during the period subsequent to the Company’s acquisition.  Additionally, professional fees increased $1.1 million and salaries and related expenses increased $0.3 million for 2012 as compared to 2011.
Depreciation and amortization decreased by $0.8 million, or 0.5 percent, for 2012 over 2011.  This decrease was due primarily to assets becoming fully amortized in 2012, partially offset by $0.2 million incurred in 2012 relating to a partial year of depreciation and amortization on assets related to Roseland.

In 2012, the Company incurred an impairment charge on other investments of $6.3 million in connection with a write-down of the Company’s development rights in an East Rutherford, New Jersey mixed use development project.  Additionally, in 2012 the Company incurred an impairment charge of approximately $3.0 million on one of its properties in Greenbelt, Maryland, and an impairment charge on another rental property investment of $0.5 million related to an office property in Newark, New Jersey.

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

Income from continuing operations decreased to $37.6 million in 2012 from $59.5 million in 2011.  The decrease of $21.9 million was due to the factors discussed above.

Net income available to common shareholders decreased by $28.8 million, or 41.3 percent, from $69.7 million in 2011 to $40.9 million in 2012.  The decrease was primarily the result of a decrease in income from continuing operations of $21.9 million for 2012 as compared to 2011, an impairment charge on discontinued operations of $8.4 million in 2012, an unrealized loss on disposition of rental property of $7.1 million in 2012 and a decrease noncontrolling interest in consolidated joint ventures of $0.1 million for 2012 as compared to 2011.  These were partially offset by a decrease in noncontrolling interest in Operating Partnership of $2.9 million for 2012 as compared to 2011, realized gains on disposition of rental property of $2.3 million in 2012, an increase in noncontrolling interest in discontinued operations of $1.8 million for 2012 as compared to 2011, and preferred stock dividends of $1.7 million paid in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Overview:
Historically, rental revenue has been the Company’s principal source of funds to pay operating expenses, debt service, capital expenditures and dividends, excluding non-recurring capital expenditures.  To the extent that the Company’s cash flow from operating activities is insufficient to finance its non-recurring capital expenditures such as property acquisitions, development and construction costs and other capital expenditures, the Company has and expects to continue to finance such activities through borrowings under its revolving credit facility, other debt and equity financings, proceeds from the sale of properties and joint venture capital.

The Company believes that with the general downturn in the Company’s core Northeast markets in recent years, it is reasonably likely that vacancy rates in the office sector may continue to increase, effective rental rates on new and renewed leases at office properties may continue to decrease and tenant installation costs at office properties, including concessions, may continue to increase in most or all of its markets in 2014 and possibly beyond.  As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space and the redeployment of capital from the sale of income-producing office properties to fund the Company’s expansion into the multi-family rental sector, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

The Company expects to meet its short-term liquidity requirements generally through its working capital, which may include proceeds from the sales of office properties, net cash provided by operating activities and from its revolving credit facility.  The Company frequently examines potential property acquisitions and development projects and, at any given time, one or more of such acquisitions or development projects may be under consideration.  Accordingly, the ability to fund property acquisitions and development projects is a major part of the Company’s financing requirements.  The Company expects to meet its financing requirements through funds generated from operating activities, to the extent available, proceeds from property sales, joint venture capital, long-term and short-term borrowings (including draws on the Company’s revolving credit facility) and the issuance of additional debt and/or equity securities.

Repositioning of the Company’s Portfolio:
The Company continually reviews its portfolio and opportunities to divest office properties that no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or when market conditions are favorable to be sold at attractive prices.  The Company anticipates redeploying the proceeds from sales of office and office/flex properties in the near-term to develop, redevelop and acquire multi-family rental properties as well as reposition certain office properties into multi-family/mixed use properties, in its core Northeast sub-markets as part of its overall strategy to reposition its portfolio from office and office/flex to a mix of office, office/flex and multi-family rental properties.  The Company believes this strategy will provide additional working capital for its expansion into the multi-family rental sector.

Construction Projects:
In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of multi-family rental towers with associated parking and ancillary retail space on land owned by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Harborside Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $315 million, of which development costs of $9.4 million have been incurred through December 31, 2013.  The parties anticipate the first phase will be ready for occupancy by approximately the third quarter of 2016.  In October 2013, the first phase of the project was awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the URL Harborside Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the URL Harborside Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the URL Harborside Project.  The Company will receive capital credit of $30 per approved developable square foot for its land, aggregating to approximately $20.3 million at December 31, 2013.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $84 million of the development costs of the project (which is expected to be reduced by the effects of sales proceeds from the anticipated sale of the URL Tax Credits).

The Development Agreement is subject to obtaining required approvals and development financing as well as numerous customary undertakings, covenants, obligations and conditions.  The Company has the right to reasonably determine that any phase of the URL Harborside Project is not economically viable and may elect not to proceed, subject to certain conditions, with no further obligations to Ironstate other than reimbursement to Ironstate of all or a portion of the costs incurred by it to obtain any required approvals.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the fourth quarter of 2014.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the third quarter of 2015 (of which the Company has incurred $4.3 million through December 31, 2013).

On August 22, 2013, the Company contributed an additional $4.9 million and the operating agreement of Eastchester was modified which increased the Company’s effective ownership to 76.25 percent, with the remaining 23.75 percent owned by HVLH.  The agreement also provided the Company with control of all major decisions.  Accordingly, effective August 22, 2013, the Company consolidated Eastchester under the provisions of ASC 810, Consolidation.  As the carrying value approximated the fair value of the net assets acquired, there was no holding period gain or loss recognized on this transaction.

On October 23, 2012, as part of the Roseland Transaction, the Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $2.1 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”). The Eastchester Project began construction in late 2013.  Estimated total development costs of $46 million are expected to be funded with a $27.5 million construction loan and the balance of $18.5 million to be funded with member capital.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.30 per common share, in the aggregate, such distributions would equal approximately $105.5 million ($119.8 million, including common units in the Operating Partnership, held by parties other than the Company) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the Company will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $124.0 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  As of December 31, 2013, 121 of the Company’s properties, with an aggregate net book value of approximately $1.5 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of December 31, 2013, the Company had 220 unencumbered properties with a carrying value of $2.8 billion representing 89.1 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents increased by $163.5 million to $221.7 million at December 31, 2013, compared to $58.2 million at December 31, 2012.  This increase is comprised of the following net cash flow items:

(1)	$198.7 million provided by operating activities.

(2)	$29.0 million used in investing activities, consisting primarily of the following:

(a)	$178.3 million used for rental property acquisitions and related intangibles; plus
(b)	$89.9 million used for additions to rental property and improvements; plus
(c)	$86.5 million used for investments in unconsolidated joint ventures; plus
(d)	$13.8 million used for the development of rental property; plus
(e)	$16.4 million used for the issuance of notes and mortgages receivables; plus
(f)	$0.5 million used for restricted cash; minus
(g)	$332.1 million from proceeds of sale of rental property; minus
(h)	$23.9 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
(i)	$0.3 million received from payment of notes and mortgages receivable.

(3)	$6.3 million used in financing activities, consisting primarily of the following:

(a)	$289.0 million used for repayments of borrowings under the Company’s unsecured credit facility; plus
(b)	$100.0 million used for repayments of senior unsecured notes; plus
(c)	$149.5 million used for payments of dividends and distributions; plus
(d)	$20.7 million used for repayments of mortgages, loans payable and other obligations; plus
(e)	$5.4 million used for payments of financing costs; plus
(f)	$2.8 million used for the payments of contingent consideration payments; minus
(g)	$289.0 million from borrowings under the revolving credit facility; minus
(h)	$268.9 million from proceeds received from senior unsecured notes; minus
(i)	$3.2 million from proceeds received from mortgages.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2013:

	Balance		Weighted Average		Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)		in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,616,575	68.42%	4.95%		4.94
Fixed Rate Secured Debt	665,963	28.19%	7.60%		3.36
Variable Rate Secured Debt	80,228	3.39%	2.73%		1.04

Totals/Weighted Average:	$2,362,766	100.00%	5.62%	(b)	4.36

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.18 percent as of December 31, 2013, plus the applicable spread.
(b)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $3.0 million for the year ended December 31, 2013.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2013 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2014	$10,163	$370,596	$380,759	6.53%
2015	8,551	193,278	201,829	4.65%
2016	8,389	269,273	277,662	7.14%
2017	6,423	391,151	397,574	4.12%
2018	5,996	231,536	237,532	6.70%
Thereafter	198	885,345	885,543	5.41%
Sub-total	39,720	2,341,179	2,380,899
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2013	(18,133)	-	(18,133)

Totals/Weighted Average	$21,587	$2,341,179	$2,362,766	5.62%

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.18 percent as of December 31, 2013, plus the applicable spread.

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

The terms of the Company’s senior unsecured notes (which totaled approximately $1.6 billion as of December 31, 2013) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

On June 15, 2013, the Company repaid its $100 million face amount of 4.60 percent senior unsecured notes at their maturity using available cash.
On February 18, 2014, the Company repaid its $200 million face amount of 5.125 percent senior unsecured notes at their maturity, using available cash and borrowing on the Company’s unsecured revolving credit facility.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the Company to continue to qualify as a REIT under the Code.

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

As of February 26, 2014, the Company had outstanding borrowings of $70 million under its unsecured revolving credit facility.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of December 31, 2013, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 26, 2014, the Company had outstanding borrowings of $70 million under its unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various financing and refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed in 2014.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s Common Units from December 31, 2012 to December 31, 2013:

	Common	Common
	Stock	Units	Total
Outstanding at December 31, 2012	87,536,292	12,141,836	99,678,128
Common units redeemed for Common Stock	277,061	(277,061)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	10,031	-	10,031
Restricted shares issued, net of cancellations	424,207	-	424,207

Outstanding at December 31, 2013	88,247,591	11,864,775	100,112,366

Share Repurchase Program:
The Company has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of December 31, 2013, the Company has a remaining authorization under the Repurchase Program of $139 million.

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold as of February 26, 2014.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which $825 million of securities have been sold as of February 26, 2014 and $1.7 billion remains available for future issuances.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $311.1 million of which the Company has agreed to guarantee up to $122.5 million.  As of December 31, 2013, the outstanding balance of such debt totaled $89.6 million of which $53.7 million was guaranteed by the Company.   The Company has also posted a $4.6 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of December 31, 2013:

			Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$2,008,950	$272,200	$466,819	$339,325	$930,606	-
Mortgages, loans payable
and other obligations (a)	906,979	223,967	197,182	424,585	61,245	-
Payments in lieu of taxes
(PILOT)	36,938	4,407	13,222	8,815	10,494	-
Ground lease payments	17,427	367	1,009	467	1,163	$14,421
Other	8,003	5,204	2,799	-	-	-
Total	$2,978,297	$506,145	$681,031	$773,192	$1,003,508	$14,421

(a)	Interest payments assume LIBOR rate of 0.18 percent, which is the weighted average rate on its outstanding variable rate debt at December 31, 2013, plus the applicable spread.

In March 2014, the Company announced that its Executive Vice President and Chief Financial Officer and its Executive Vice President, General Counsel and Secretary will be leaving the Company in the first quarter 2014. In connection with the departures, the Company estimates that it will be required to make cash payments of approximately $6.5 million. See Note 19: Subsequent Events – Departure of Executive Officers.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income (loss) available to common shareholders	$(14,909)	$40,922	$69,684
Add (deduct): Noncontrolling interest in Operating Partnership	(10,459)	4,619	7,532
Noncontrolling interest in discontinued operations	8,509	1,058	2,837
Real estate-related depreciation and amortization on
continuing operations (a)	194,741	179,581	178,975
Real estate-related depreciation and amortization
on discontinued operations	8,218	17,764	18,416
Impairments	134,704	18,245	-
Discontinued operations: Realized (gains) losses and
unrealized losses on disposition of rental property	(83,371)	4,775	-
Funds from operations	$237,433	$266,964	$277,444

(a)
Includes the Company’s share from unconsolidated joint ventures of $13,783, $5,524 and $4,278 for the years ended December 31, 2013, 2012 and 2011, respectively.  Excludes non-real estate-related depreciation and amortization of $287, $276 and $474 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Approximately $2.3 billion of the Company’s long-term debt as of December 31, 2013 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of December 31, 2013 ranged from LIBOR plus 175 basis points to LIBOR plus 350 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $802,000 annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2013 would be approximately $87 million.

December 31, 2013
Debt, including current portion										Fair
($s in thousands)	2014	2015	2016	2017	2018	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$343,809	$158,551	$277,661	$397,574	$237,532	$885,544	$2,300,671	$(18,133)	$2,282,538	$2,327,574
Average Interest Rate	6.83%	5.40%	7.14%	4.12%	6.70%	5.42%			5.72%

Variable Rate	$36,950	43,278					$80,228	-	$80,228	$80,228

(a)      Adjustment for unamortized debt discount/premium, net, as of December 31, 2013.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  Based on our assessment and those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.         OTHER INFORMATION

On February 28, 2014, the Company entered into an Agreement (the “L&B Agreement”) with Land & Buildings Investment Management, LLC and Land & Buildings Capital Growth Fund, L.P. (collectively, the “L&B Group”) and Jonathan Litt, in his capacity as a designee of the L&B Group (the “Designee”) for nomination to the Company’s board of directors (the “Board”). The L&B Group currently beneficially owns 477,300 shares of the Company’s common stock (the “Common Stock”), which represents approximately 0.5% of the issued and outstanding shares of Common Stock of the Company as of February 28, 2014. The L&B Agreement is effective from February 28, 2014 until the date that is thirty (30) days prior to the first day of the notice period specified in the Company’s advance notice bylaw related to nominations of directors at the 2016 annual meeting of stockholders of the Company (the “Covered Period”), subject to earlier termination of the Covered Period in certain circumstances.

Pursuant to the L&B Agreement, among other things:

•
The Company will increase the size of the Board from ten (10) to eleven (11) members and, effective as of February 28, 2014 appoint the Designee to the Board to serve as a Class I Director for a term expiring at the 2016 annual meeting of stockholders of the Company and until his successor is elected or appointed and qualifies or until his earlier resignation or removal.

•
The L&B Group has agreed to vote all of the shares of Common Stock that it beneficially owns in favor of the election of the Company’s slate of directors at the 2014 and 2015 annual meetings of stockholders of the Company.

•
The L&B Group has agreed to certain standstill provisions that remain in effect for the duration of the Covered Period. These provisions restrict the L&B Group and certain of its affiliates and associates from, among other things, engaging in certain proxy solicitations, soliciting consents from stockholders, seeking to influence the voting of any Company securities, making certain stockholder proposals, proposing or participating in certain extraordinary corporate transactions involving the Company (subject to certain exceptions), calling meetings of stockholders, seeking additional representation on the Board or nominating candidates for election to the Board other than in accordance with the Agreement, or seeking to remove any of the Company’s directors or taking any action to influence the Board or the Company’s management (other than actions by Designee in his capacity as a director).

A copy of the L&B Agreement is filed as Exhibit 10.116 to this Annual Report on Form 10-K and is incorporated herein by reference.

Disclosure of the L&B Agreement and the appointment of the Designee as a Class I Director is being made under this Item 9B of Form 10-K in lieu of Items 1.01 and 5.02 of Form 8-K.

On March 3, 2014, the Company announced that it had entered into a Settlement and General Release Agreement with Barry Lefkowitz (the “Lefkowitz Separation Agreement”) pursuant to which Mr. Lefkowitz will leave his position as Executive Vice President and Chief Financial Officer of the Company effective March 31, 2014 after twenty (20) years with the Company and its predecessor.  The Lefkowitz Separation Agreement provides, pursuant to the terms of his employment agreement, for (i) vesting of 68,667 shares of restricted common stock pursuant to Mr. Lefkowitz’s multi-year performance award, (ii) vesting of 11,457 newly issued shares of common stock of the Company pursuant to Mr. Lefkowitz’s TSR-based performance award, (iii) a cash payment to Mr. Lefkowitz of $2.5 million, (iv) a cash payment of $763,021 pursuant to his deferred retirement compensation award, and (v) a cash payment of $123,601 in accrued but unpaid dividend equivalents pursuant to his multi-year performance award. All such cash amounts will be paid to Mr. Lefkowitz on October 1, 2014. The Company also will pay the premiums for the continuation of Mr. Lefkowitz’s existing health insurance for a period up to 48 months following March 31, 2014.

In connection with the departure of Mr. Lefkowitz, effective March 31, 2014, Anthony Krug, the Company’s Chief Accounting Officer, has been appointed Acting Chief Financial Officer.

Also on March 3, 2014, the Company announced that it had entered into a Settlement and General Release Agreement with Roger W. Thomas (the “Thomas Separation Agreement”) pursuant to which Mr. Thomas will leave his position as Executive Vice President, General Counsel and Secretary of the Company effective March 31, 2014 after twenty (20) years with the Company and its predecessor.  The Thomas Separation Agreement provides, pursuant to the terms of his employment agreement, for (i) vesting of 41,000 shares of restricted common stock pursuant to Mr. Thomas’ multi-year performance award, (ii) acceleration but discretionary full vesting of 33,605 newly issued shares of common stock of the Company pursuant to Mr. Thomas’ TSR-based performance award, (iii) a cash payment to Mr. Thomas of $2.5 million, (iv) a cash payment of $476,888 pursuant to his deferred retirement compensation award, and (v) a cash payment of $73,800 in accrued but unpaid dividend equivalents pursuant his multi-year performance award. All such cash amounts will be paid to Mr. Thomas on October 1, 2014. The Company also will pay the premiums for the continuation of Mr. Thomas’ existing health insurance for a period up to 48 months following September 30, 2014.

Mr. Thomas will remain as a consultant to the Company from April 1, 2014 through September 30, 2014 for aggregate cash compensation of $300,000.

Copies of the Lefkowitz Separation Agreement and the Thomas Separation Agreement are filed as Exhibits 10.117 and 10.118 to this Annual Report on Form 10-K and are incorporated herein by reference.  Disclosure of the Lefkowitz Separation Agreement and the Thomas Separation Agreement and the appointment of Mr. Krug as Acting Chief Financial Officer is being made under this Item 9B of Form 10-K in lieu of Items 1.01 and 5.02 of Form 8-K.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 12, 2014, and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 12, 2014, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 12, 2014, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 12, 2014, and is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May 12, 2014, and is incorporated herein by reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	All Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(a) 2.       Financial Statement Schedules

(i)      Mack-Cali Realty Corporation:

Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2013

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.       Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Mack-Cali Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 1, 2014

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,
ASSETS	2013	2012
Rental property
Land and leasehold interests	$750,658	$782,315
Buildings and improvements	3,915,800	4,104,472
Tenant improvements	456,003	489,608
Furniture, fixtures and equipment	7,472	3,041
	5,129,933	5,379,436
Less – accumulated depreciation and amortization	(1,400,988)	(1,478,214)
	3,728,945	3,901,222
Rental property held for sale, net	-	60,863
Net investment in rental property	3,728,945	3,962,085
Cash and cash equivalents	221,706	58,245
Investments in unconsolidated joint ventures	181,129	132,339
Unbilled rents receivable, net	136,304	139,984
Deferred charges, goodwill and other assets	218,519	204,874
Restricted cash	19,794	19,339
Accounts receivable, net of allowance for doubtful accounts
of $2,832 and $2,614	8,931	9,179

Total assets	$4,515,328	$4,526,045

LIABILITIES AND EQUITY
Senior unsecured notes	$1,616,575	$1,446,894
Mortgages, loans payable and other obligations	746,191	757,495
Dividends and distributions payable	29,938	44,855
Accounts payable, accrued expenses and other liabilities	121,286	124,822
Rents received in advance and security deposits	53,730	55,917
Accrued interest payable	29,153	27,555
Total liabilities	2,596,873	2,457,538
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
88,247,591 and 87,536,292 shares outstanding	882	875
Additional paid-in capital	2,539,326	2,530,621
Dividends in excess of net earnings	(897,849)	(764,522)
Total Mack-Cali Realty Corporation stockholders’ equity	1,642,359	1,766,974

Noncontrolling interests in subsidiaries:
Operating Partnership	220,813	245,091
Consolidated joint ventures	55,283	56,442
Total noncontrolling interests in subsidiaries	276,096	301,533

Total equity	1,918,455	2,068,507

Total liabilities and equity	$4,515,328	$4,526,045

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2013	2012	2011
Base rents	$540,165	$535,822	$538,993
Escalations and recoveries from tenants	72,758	74,535	83,782
Construction services	15,650	13,557	12,058
Real estate services	26,935	8,606	5,056
Parking income	6,840	6,021	6,036
Other income	4,683	12,091	6,310
Total revenues	667,031	650,632	652,235

EXPENSES
Real estate taxes	85,574	86,683	79,340
Utilities	63,622	58,267	66,506
Operating services	105,278	97,005	102,261
Direct construction costs	14,945	12,647	11,458
Real estate services expenses	22,716	3,746	1,065
General and administrative	47,682	47,664	35,137
Depreciation and amortization	182,766	174,333	175,171
Impairments	110,853	9,845	-
Total expenses	633,436	490,190	470,938
Operating income	33,595	160,442	181,297

OTHER (EXPENSE) INCOME
Interest expense	(123,701)	(122,039)	(123,858)
Interest and other investment income	2,903	34	38
Equity in earnings (loss) of unconsolidated joint ventures	(2,327)	4,089	2,022
Loss from early extinguishment of debt	(156)	(4,960)	-
Total other (expense) income	(123,281)	(122,876)	(121,798)
Income (loss) from continuing operations	(89,686)	37,566	59,499
Discontinued operations:
Income from discontinued operations	11,811	21,878	21,888
Loss from early extinguishment of debt	(703)	-	-
Realized gains (losses) and unrealized losses
on disposition of rental property and impairments, net	59,520	(13,175)	-
Total discontinued operations, net	70,628	8,703	21,888
Net income (loss)	(19,058)	46,269	81,387
Noncontrolling interest in consolidated joint ventures	2,199	330	402
Noncontrolling interest in Operating Partnership	10,459	(4,619)	(7,532)
Noncontrolling interest in discontinued operations	(8,509)	(1,058)	(2,837)
Preferred stock dividends	-	-	(1,736)
Net income (loss) available to common shareholders	$(14,909)	$40,922	$69,684

Basic earnings per common share:
Income (loss) from continuing operations	$(0.88)	$0.38	$0.59
Discontinued operations	0.71	0.09	0.22
Net income (loss) available to common shareholders	$(0.17)	$0.47	$0.81

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.88)	$0.38	$0.59
Discontinued operations	0.71	0.09	0.22
Net income (loss) available to common shareholders	$(0.17)	$0.47	$0.81

Basic weighted average shares outstanding	87,762	87,742	86,047

Diluted weighted average shares outstanding	99,785	99,996	98,962

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

					Additional	Dividends in	Noncontrolling
	Preferred Stock		Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Amount	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2011	10	$25,000	79,605	$796	$2,292,641	$(560,165)	$285,665	$2,043,937
Net income	-		-	-	-	71,420	9,967	81,387
Preferred stock dividends	-	-	-	-	-	(1,736)	-	(1,736)
Common stock dividends	-	-	-	-	-	(157,017)	-	(157,017)
Common unit distributions	-	-	-	-	-	-	(22,794)	(22,794)
Common stock offering	-	-	7,188	72	227,302	-	-	227,374
Decrease in noncontrolling interests	-	-	-	-	-	-	(107)	(107)
Redemption of common units
for common stock	-	-	811	8	17,686	-	(17,694)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	-	-	6	-	187	-	-	187
Stock options exercised	-	-	108	1	3,047	-	-	3,048
Stock compensation	-	-	82	1	4,556	-	-	4,557
Redemption of preferred stock	(10)	(25,000)	-	-	164	-	-	(24,836)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	-	-	(9,399)	-	9,399	-
Balance at December 31, 2011	-	-	87,800	$878	$2,536,184	$(647,498)	$264,436	$2,154,000
Net income	-		-	-	-	40,922	5,347	46,269
Common stock dividends	-		-	-	-	(157,946)	-	(157,946)
Common unit distributions	-		-	-	-	-	(21,908)	(21,908)
Increase in noncontrolling interests	-		-	-	-	-	54,835	54,835
Redemption of common units
for common stock	-	-	55	-	1,162	-	(1,162)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	-	-	10	-	259	-	-	259
Stock compensation			66	1	4,008	-	-	4,009
Repurchase of common stock	-	-	(395)	(4)	(11,007)	-	-	(11,011)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	-	-	15	-	(15)	-
Balance at December 31, 2012	-	-	87,536	$875	$2,530,621	$(764,522)	$301,533	$2,068,507
Net income (loss)	-	-	-	-	-	(14,909)	(4,149)	(19,058)
Common stock dividends	-	-	-	-	-	(118,418)	-	(118,418)
Common unit distributions	-	-	-	-	-	-	(16,193)	(16,193)
Increase in noncontrolling interests	-	-	-	-	-	-	1,040	1,040
Redemption of common units
for common stock	-		277	3	5,475	-	(5,478)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	-	-	10	-	243	-	-	243
Stock compensation	-	-	425	4	2,330	-	-	2,334
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	-	-	657	-	(657)	-
Balance at December 31, 2013	-	-	88,248	$882	$2,539,326	$(897,849)	$276,096	$1,918,455

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012	2011
Net income (loss)	$(19,058)	$46,269	$81,387
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	183,303	174,397	174,589
Depreciation and amortization on discontinued operations	8,218	17,765	18,416
Amortization of deferred stock units	529	490	433
Amortization of stock compensation	2,387	3,642	4,123
Amortization of deferred financing costs and debt discount	3,172	2,669	2,370
Write off of unamortized deferred financing costs related to
early extinguishment of debt	156	593	-
Equity in loss (earnings) of unconsolidated joint venture, net	2,327	(4,089)	(2,022)
Distributions of cumulative earnings from unconsolidated joint ventures	8,485	3,990	3,301
Realized (gains) and unrealized losses on disposition
of rental property and impairments, net	(59,520)	13,175	-
Impairments	110,853	9,845	-
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(10,105)	(6,488)	(7,352)
Increase in deferred charges, goodwill and other assets	(24,623)	(17,224)	(27,397)
Decrease (increase) in accounts receivable, net	248	(2,065)	5,241
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(7,090)	(1,816)	1,827
(Decrease) increase in rents received in advance and security deposits	(2,187)	2,898	(4,859)
Increase in accrued interest payable	1,598	655	2,008

Net cash provided by operating activities	$198,693	$244,706	$252,065

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(178,294)	$(115,460)	-
Rental property additions and improvements	(89,869)	(47,191)	$(74,888)
Development of rental property	(13,772)	(60,354)	(16,841)
Proceeds from the sale of rental property	332,102	23,429	-
Issuance of notes and mortgage receivable	(16,425)	-	-
Repayment of notes receivable	333	-	-
Investment in unconsolidated joint ventures	(86,504)	(36,051)	(501)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	23,907	1,547	1,460
(Increase) decrease in restricted cash	(455)	1,724	(3,407)

Net cash used in investing activities	$(28,977)	$(232,356)	$(94,177)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$289,000	$591,026	$299,500
Repayment of revolving credit facility	(289,000)	(646,526)	(472,000)
Proceeds from senior unsecured notes	268,928	547,926	-
Repayment of senior unsecured notes	(100,000)	(221,019)	-
Proceeds from mortgages and loans payable	3,170	1,937	-
Proceeds from offering of common stock	-	-	227,374
Redemption of preferred stock	-	-	(25,000)
Repayment of mortgages, loans payable and other obligations	(20,715)	(52,318)	(8,684)
Payment of contingent consideration	(2,755)	-	-
Payment of financing costs	(5,429)	(4,711)	(4,993)
Repurchase of common stock	-	(11,011)	-
Proceeds from stock options exercised	-	-	3,048
Payment of dividends and distributions	(149,454)	(179,905)	(178,488)

Net cash (used in) provided by financing activities	$(6,255)	$25,399	$(159,243)

Net increase (decrease) in cash and cash equivalents	$163,461	$37,749	$(1,355)
Cash and cash equivalents, beginning of period	58,245	20,496	21,851

Cash and cash equivalents, end of period	$221,706	$58,245	$20,496

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage and apartment unit counts unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of December 31, 2013, the Company owned or had interests in 279 properties, consisting of 267 commercial properties, primarily class A office and office/flex properties, totaling approximately 31.0 million square feet, leased to approximately 2,000 commercial tenants, and 12 multi-family rental properties containing over 3,600 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 252 buildings, primarily office and office/flex buildings totaling approximately 30.5 million square feet (which include 22 buildings, primarily office buildings aggregating approximately 2.9 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, 12 multi-family properties totaling 3,678 apartments (which include seven properties aggregating 2,597 apartments owned by unconsolidated joint ventures in which the Company has investment interests), five parking/retail properties totaling approximately 121,500 square feet (which include two buildings aggregating 81,500 square feet  owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

As of December 31, 2013 and 2012, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $215.2 million and $198.3 million, respectively, mortgages of $81.9 million and $77.1 million, respectively, and other liabilities of $18.3 million and $16.5 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition–related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $4.4 million, $3.8 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $40.8 million and $107.6 million (for which  the amount as of December 31, 2012 included costs related to two properties placed in service during the year ended December 31, 2013) as of December 31, 2013 and 2012, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Investments in
Unconsolidated
Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting.  The Company applies the equity method by initially recording these investments at cost, as Investments in Unconsolidated Joint Ventures, subsequently adjusted for equity in earnings and cash contributions and distributions.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Generally, the Company would discontinue applying the equity method when the investment (and any advances) is reduced to zero and would not provide for additional losses unless the Company has guaranteed obligations of the venture or is otherwise committed to providing further financial support for the investee.    If the venture subsequently generates income, the Company only recognizes its share of such income to the extent it exceeds its share of previously unrecognized losses.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.  The Company’s estimates of value for each investment (particularly in real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.  See Note 4: Investments in Unconsolidated Joint Ventures.

Cash and Cash
Equivalents	All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $3,172,000, $2,669,000 and $2,370,000 for the years ended December 31, 2013, 2012 and 2011, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) from early extinguishment of debt.  Such unamortized costs which were written off amounted to $156,000, $593,000 and zero for the years ended December 31, 2013, 2012 and 2011, respectively.

Deferred
Leasing Costs
Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, approximated $4,223,000, $4,354,000 and $4,432,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable.  Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized.  Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying amount, then performing the additional two-step impairment test is unnecessary. If the carrying amount of goodwill exceeds its fair value, an impairment charge is recognized.  The Company determined that its goodwill was not impaired at December 31, 2013 after management performed its impairment tests.

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

Parking income includes income from parking spaces leased to tenants and others.

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

Income and
Other Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, the Company generally will not be subject to corporate federal income tax (including alternative minimum tax) on net income that it currently distributes to its shareholders, provided that the Company satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income (determined by excluding any net capital gains) to its shareholders.  If and to the extent the Company retains and does not distribute any net capital gains, the Company will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.  The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.   The Company has conducted business through its TRS entities for certain property management, development, construction and other related services, as well as to hold a joint venture interest in a hotel and other matters.  As of December 31, 2013, the Company had a deferred tax asset with a balance of approximately $13.1 million which has been fully reserved for through a valuation allowance.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of December 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2009 forward.

Earnings
Per Share
The Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS from continuing operations amount.  Shares whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS as follows (i) if all necessary conditions have been satisfied by the end of the period (the events have occurred), those shares shall be included as of the beginning of the period in which the conditions were satisfied (or as of the date of the grant, if later) or (ii) if all necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares included in diluted EPS shall be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period (for example, the number of shares that would be issuable based on current period earnings or period-end market price) and if the result would be dilutive. Those contingently issuable shares shall be included in the denominator of diluted EPS as of the beginning of the period (or as of the date of the grant, if later).

Dividends and
Distributions
Payable
The dividends and distributions payable at December 31, 2013 represents dividends payable to common shareholders (87,928,002 shares) and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (11,864,775 common units) for all such holders of record as of January 6, 2014 with respect to the fourth quarter 2013.  The fourth quarter 2013 common stock dividends and common unit distributions of $0.30 per common share and unit were approved by the Board of Directors on December 10, 2013.  The common stock dividends and common unit distributions payable were paid on January 15, 2014.

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

The Company has determined that the $1.50 dividend per common share paid during the year ended December 31, 2013 represented approximately 53 percent ordinary income, approximately 33 percent return of capital and approximately 14 percent capital gain to its stockholders; the $1.80 dividend per common share paid during the year ended December 31, 2012 represented approximately 75 percent ordinary income and approximately 25 percent return of capital to its stockholders; and the $1.80 dividend per common share paid during the year ended December 31, 2011 represented approximately 77 percent ordinary income and approximately 23 percent return of capital to its stockholders.

Costs Incurred
For Stock
Issuances	Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), TSR-based Performance Shares and stock options (if any) at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $2,387,000, $3,642,000 and $4,123,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the years ended December 31, 2013, 2012 and 2011, and no accumulated other comprehensive income as of December 31, 2013 and 2012.

Fair Value
Hierarchy
The standard Fair Value Measurements specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy:

•	Level 1: Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2: Quoted prices for identical assets and liabilities in markets that are inactive, quoted prices for similar assets and liabilities inactive markets or financial instruments for which significant inputs are observable, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals and

•	Level 3: Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Discontinued
Operations
In November 2013, the Financial Accounting Standards Board (the “FASB”) voted to issue a final standard that will change the criteria for determining which disposals are presented as discontinued operations. The revised definition of a discontinued operation will be “a component or group of components that has been disposed of or is classified as held for sale, together as a group in a single transaction,” and “represents a strategic shift that has (or will have) a major effect on an entity’s financial results.” The board agreed that a strategic shift includes “a disposal of (i) a separate major line of business, (ii) a separate major geographical area of operations, or (iii) a combination of parts of (i) or (ii) that make up a major part of an entity’s operations and financial results.” A business that, upon acquisition, qualifies as held for sale will also be a discontinued operation. The board also reaffirmed its decision to no longer preclude presentation as a discontinued operation if (a) there is significant continuing involvement with a component after its disposal, or (b) there are operations and cash flows of the component that have not been eliminated from the reporting entity’s ongoing operations. The guidance may be applied prospectively to new disposals and new classifications of disposal groups classified as held for sale after an effective date that is not yet determined. Public entities will be required to apply the guidance in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods.  The Company is currently assessing the impact, if any, that the adoption of this standard will have on its consolidated financial statements.

3.    REAL ESTATE TRANSACTIONS

Acquisitions
The following multi-family rental properties were acquired during the year ended December 31, 2013 (dollars in thousands):

Acquisition			# of	# of	Acquisition
Date	Property	Location	Properties	Apartment Units	Cost
01/18/13	Alterra at Overlook Ridge 1A	Revere, Massachusetts	1	310	$61,250	(a)
04/04/13	Alterra at Overlook Ridge 1B	Revere, Massachusetts	1	412	87,950	(a)
11/20/13	Park Square	Rahway, New Jersey	1	159	46,376	(b)
12/19/13	Richmond Ct / Riverwatch Commons	New Brunswick, New Jersey	2	200	40,983	(c)

Total Acquisitions			5	1,081	$236,559

(a)   The acquisition cost was funded primarily through borrowings under the Company’s unsecured revolving credit facility.
(b)
The acquisition cost consisted of $43,421,000 in cash consideration and future purchase price earn out payment obligations, subsequent to conditions related to a real estate tax appeal, recorded at fair value of $2,955,000 at closing.  $42,613,355 of the cash consideration was funded from funds held by a qualified intermediary, which were proceeds from the Company’s prior property sales.  The remaining cash consideration was funded primarily from available cash on hand.  $2,550,000 of the earn-out obligation amount was paid in January 2014, with the remaining balance still potentially payable in the future.

(c)
$12,701,925 of the acquisition cost was funded from funds held by a qualified intermediary, which were proceeds from the Company’s prior property sales.  The remaining acquisition cost was funded primarily from available cash on hand.

The purchase prices were allocated to the net assets acquired during the year ended December 31, 2013, as follows (in thousands):

	Alterra	Alterra
	at Overlook	at Overlook		Richmond	Riverwatch	Total
	Ridge 1A	Ridge 1B	Park Square	Court	Commons	Acquisitions
Land	$9,042	$12,055	$4,000	$2,992	$4,169	$32,258
Buildings and improvements	50,671	71,409	40,670	13,534	18,974	195,258
Furniture, fixtures and equipment	801	1,474	610	177	228	3,290
Above market leases (1)	-	-	24	-	-	24
In-place lease values (1)	931	3,148	1,249	356	638	6,322
	61,445	88,086	46,553	17,059	24,009	237,152

Less: Below market lease values (1)	195	136	177	36	49	593
	195	136	177	36	49	593

Net cash paid at acquisition	$61,250	$87,950	$46,376	$17,023	$23,960	$236,559

(1)      In-place lease values and above/below market lease values will be amortized over one year or less.

For the year ended December 31, 2013, included in general and administrative expense was an aggregate of approximately $642,000 in transaction costs related to the property acquisitions.

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

The purchase accounting for the Roseland Transaction resulted in goodwill of $2.9 million, which represented the excess of the purchase price over the fair value of net tangible and intangible assets acquired.

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

The purchase price was allocated to the net assets acquired during the year ended December 31, 2012 as follows (in thousands):

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

Consolidation
On August 22, 2013, the Company contributed an additional $4.9 million and the operating agreement of Eastchester was modified which increased the Company’s effective ownership to 76.25 percent, with the remaining 23.75 percent owned by HVLH.  The agreement also provided the Company with control of all major decisions.  Accordingly, effective August 22, 2013, the Company consolidated Eastchester under the provisions of ASC 810, Consolidation.  As the carrying value approximated the fair value of the net assets acquired, there was no holding period gain or loss recognized on this transaction.

On October 23, 2012, as part of the Roseland Transaction, the Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $2.1 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”).  The Eastchester Project began construction in late 2013.  Estimated total development costs of $46 million are expected to be funded with a $27.5 million construction loan and the balance of $18.5 million to be funded with member capital.

The following table summarizes the net assets recorded upon consolidation (in thousands):

Land	$5,585
Construction in progress	3,387
8,972
Cash and cash equivalents	79
Other assets	47
Accounts payable	(325)
(199)

Noncontrolling interest recorded upon consolidation	(1,252)

Net assets recorded upon consolidation	$7,521

Properties Commencing Initial Operations
The following properties commenced initial operations during the year ended December 31, 2013 (dollars in thousands):

						Garage	Development		Development
				# of	Rentable	Parking	Costs Incurred		Costs Per
Date	Property/Address	Location	Type	Bldgs.	Square Feet	Spaces	by Company		Square Foot
06/05/13	14 Sylvan Way	Parsippany, New Jersey	Office	1	203,506	-	$51,611	(a)	$254
08/01/13	Port Imperial South 4/5	Weehawken, New Jersey	Parking/Retail	1	16,736	850	71,040	(b)	N/A

Totals				2	220,242	850	$122,651

(a)      Development costs included approximately $13.0 million in land costs and $4.3 million in leasing costs.  Amounts are as of December 31, 2013.
(b)      Development costs included approximately $13.1 million in land costs.  Amounts are as of December 31, 2013.

Property Sales
The Company sold the following office properties during the year ended December 31, 2013 (dollars in thousands):  See Note 7: Discontinued Operations.

				Rentable	Net		Net
Sale			# of	Square	Sales		Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Gain (loss)
04/10/13	19 Skyline Drive (a)	Hawthorne, New York	1	248,400	$16,131		$16,005	$126
04/26/13	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	70,967		51,308	19,659
05/02/13	200 Riser Road	Little Ferry, New Jersey	1	286,628	31,775		14,852	16,923
05/13/13	777 Passaic Avenue	Clifton, New Jersey	1	75,000	5,640		3,713	1,927
05/30/13	16 and 18 Sentry Parkway West (b)	Blue Bell, Pennsylvania	2	188,103	19,041		19,721	(680)
05/31/13	51 Imclone Drive (c)	Branchburg, New Jersey	1	63,213	6,101		5,278	823
06/28/13	40 Richards Avenue	Norwalk, Connecticut	1	145,487	15,858		17,027	(1,169)
07/10/13	106 Allen Road	Bernards Township, New Jersey	1	132,010	17,677		15,081	2,596
08/27/13	Pennsylvania office portfolio (d) (e)	Suburban Philadelphia, Pennsylvania	15	1,663,511	207,425		164,259	43,166

Totals:			24	3,006,409	$390,615	(f)	$307,244	$83,371	(g)

(a)
The Company recognized a valuation allowance of $7.1 million on this property identified as held for sale at December 31, 2012.  In connection with the sale, the Company provided an interest-free note receivable to the buyer of $5 million (with a net present value of $3.7 million at closing) which matures in 2023 and requires monthly payments of principal.  See Note 5: Deferred charges, goodwill and other assets.

(b)	The Company recorded an $8.4 million impairment charge on these properties at December 31, 2012. The Company has retained a subordinated interest in these properties.
(c)
The property was encumbered by a mortgage loan which was satisfied by the Company at the time of the sale.  The Company incurred $0.7 million in costs for the debt satisfaction, which was included in discontinued operations:  loss from early extinguishment of debt for the year ended December 31, 2013.

(d)
In order to reduce the carrying value of five of the properties to their estimated fair market values, the Company recorded impairment charges of $23,851,000 at June 30, 2013.   The fair value used in the impairment charges was based on the purchase and sale agreement for the properties ultimately sold.

(e)
The Company completed the sale of this office portfolio and three developable land parcels for approximately $233 million: $201 million in cash ($55.3 million of which was held by a qualified intermediary until such funds were used in acquisitions), a $10 million mortgage on one of the properties ($8 million of which was funded at closing) and subordinated equity interests in each of the properties being sold with capital accounts aggregating $22 million.  Net sale proceeds from the sale aggregated $207 million which was comprised of the $233 million gross sales price less the subordinated equity interests of $22 million and $4 million in closing costs.  The purchasers of the Pennsylvania office portfolio are joint ventures formed between the Company and affiliates of the Keystone Property Group (the “Keystone Affiliates”).  The mortgage loan has a term of two years with a one year extension option and bears interest at LIBOR plus six percent.  The Company's equity interests in the joint ventures will be subordinated to Keystone Affiliates receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a ten percent IRR on its subordinated equity and then all profit will be split equally.  In connection with these partial sale transactions, because the buyer receives a preferential return, the Company only recognized profit to the extent that they received net proceeds in excess of their entire carrying value of the properties, effectively reflecting their retained subordinate equity interest at zero.  As part of the transaction, the Company has rights to own, after zoning-approval-subdivision, land at the 150 Monument Road property located in Bala Cynwyd, Pennsylvania, for a contemplated multi-family residential development.

(f)	This amount excludes approximately $535,000 of net closing prorations and related adjustments received from sellers at closing.
(g)
This amount, net of impairment charges recorded in 2013 of $23,851,000 on certain of the properties prior to their sale (per Note [d] above), comprises the $59,520,000 of realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the year ended December 31, 2013.  See Note 7: Discontinued Operations.

The Company sold the following office properties during the year ended December 31, 2012 (dollars in thousands):  See Note 7: Discontinued Operations.

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain (loss)
07/25/12	95 Chestnut Ridge Road (a)	Montvale, New Jersey	1	47,700	$4,014	$4,001	$-
11/07/12	Strawbridge Drive (b)	Moorestown, New Jersey	3	222,258	19,391	19,477	87

Totals:			4	269,958	$23,405	$23,478	$87	(c)

(a)	The Company recognized a valuation allowance of $0.5 million on this property at March 31, 2012.
(b)	The Company recognized a valuation allowance of $1.6 million on these properties at June 30, 2012.
(c)
Also included in realized gains(loss) for the year ended December 31, 2012, was a $4.5 million gain recorded on the disposal of the office property located at 2200 Renaissance Boulevard.  This office property, aggregating 174,124 square feet, was collateral for a $16.2 million mortgage loan scheduled to mature on December 1, 2012.  The Company previously recorded an impairment charge on the property of $9.5 million at December 31, 2010.  On March 28, 2012, the Company transferred the deed for 2200 Renaissance Boulevard to the lender in satisfaction of its obligations, which resulted in recording the gain.

On February 24, 2014, the Company entered into agreements with affiliates of Keystone Property Group (“Keystone Entities”) to sell 15 of its office properties in New Jersey, New York and Connecticut, aggregating approximately 2.3 million square feet, for approximately $230.8 million, comprised of: $201.7 million in cash from a combination of Keystone Entities senior and pari-passu equity and mortgage financing; Company subordinated equity interests in each of the properties being sold with capital accounts aggregating $22.2 million; and pari passu equity interests in three of the properties being sold aggregating $6.9 million.  The purchasers of the office properties will be joint ventures to be formed between the Company and the Keystone Entities. The senior and pari-passu equity will receive a 15 percent internal rate of return (“IRR”) after which the subordinated equity will receive a ten percent IRR and then all distributable cash flow will be split equally between the Keystone Entities and the Company.  As part of the transaction, the Company will participate in management, leasing and construction fees for the portfolio, and the Company and the Keystone Entities will jointly provide leasing representation for the properties.

The formation of the joint ventures and the completion of the sale of the properties to the joint ventures are subject to the Keystone Entities’ completion of due diligence by March 31, 2014, which may be extended for two 30-day periods, and normal and customary closing conditions.  The consummation of the transactions between the Company and the Keystone Entities also is subject to the waiver or non-exercise of certain rights of first offer with respect to 11 of the properties by certain affiliates of the Company and other third parties who are limited partners of the Company.  There can be no assurance that the transaction will be consummated.

Impairments on Properties Held and Used
For the year ended December 31, 2013, the Company recorded impairment charges of $110.9 million on 18 office properties.  Nine of the 18 properties located in Roseland, Parsippany, Warren and Lyndhurst, New Jersey, aggregating approximately 1.3 million square feet, are collateral for mortgage loans scheduled to mature on August 11, 2014 and May 11, 2016, with principal balances totaling $160 million as of December 31, 2013.  Seven of the 18 properties located in Fair Lawn, New Jersey, Woodcliff Lake, New Jersey, Stamford, Connecticut and Elmsford, New York, aggregating 646,000 square feet, are being considered for disposition (six of which are part of the Keystone Entities transaction described above).  Two of the 18 properties, located in Morris Plains and Upper Saddle River, New Jersey, aggregating approximately 550,000 square feet, are being considered for repositioning from office properties into multi-family rental properties.  The Company estimated that the carrying value of the 18 properties may not be recoverable over their anticipated holding periods.  The impairments in 2013 resulted primarily from the recent decline in leasing activity and market rents of the properties identified.

At December 31, 2012, in light of discussions to dispose of its interest, the Company determined that certain rights to participate in a future development venture, which related to a mixed use development project in East Rutherford, New Jersey, were not expected to be recovered from estimated net proceeds from its eventual disposition. Accordingly, the Company recorded an impairment charge of $6.3 million, to reduce the carrying value from $11.9 million to the estimated recoverable amount of $5.6 million at December 31, 2012. These rights are included in deferred charges, goodwill and other assets, as of December 31, 2012. The Company also recorded an impairment charge on another rental property investment of $0.5 million related to an office property in Newark, New Jersey.

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

The Company’s estimated fair values for the years ended December 31, 2013 and 2012 were derived utilizing a discounted cash flow (“DCF”) model including all estimated cash inflows and outflows over a specified holding period.  These cash flows were comprised of inputs which included contractual revenues and forecasted revenues and expenses based upon market conditions and expectations for growth.  The capitalization rate of 8.5 percent and nine percent for the years ended December 31, 2013 and 2012, respectively, and discount rates ranging from 10 percent to 15 percent for the years ended December 31, 2013 and 2012, utilized in DCF were based upon the risk profile of the properties’ cash flows and observable rates that the Company believes to be within a reasonable range of current market rates for each respective property.  Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy, as provided by ASC 820, Fair Value Measurements and Disclosures.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2013, the Company had an aggregate investment of approximately $181.1 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of December 31, 2013, the unconsolidated joint ventures owned: 21 office and two retail properties aggregating approximately 2.6 million square feet, seven multi-family properties totaling 2,597 apartments, a 350-room hotel, a senior mezzanine loan position in the capital stack of a 1.7 million square foot commercial property; development projects for up to approximately 2,976 apartments; and interests and/or rights to developable land parcels able to accommodate up to 3,708 apartments and 1.2 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 80 percent subject to specified priority allocations in certain of the joint ventures.

The amounts reflected in the following tables (except for the Company’s share of equity in earnings) are based on the historical financial information of the individual joint ventures.  The Company does not record losses of the joint ventures in excess of its investment balances unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Unless otherwise noted below, the debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.  The Company had $523,000 and $370,000 in accounts receivable due from its unconsolidated joint ventures as of December 31, 2013 and  2012.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2013 are six unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $10.2 million as of December 31, 2013.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $16.8 million, which includes the Company’s current investment and estimated future funding commitments of approximately $6.6 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2013 and 2012: (dollars in thousands)

	December 31,
	2013	2012
Assets:
Rental property, net	$736,331	$180,254
Loan receivable	45,050	42,276
Other assets	544,761	311,847
Total assets	$1,326,142	$534,377
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$637,708	$168,908
Other liabilities	81,305	12,141
Partners'/members' capital	607,129	353,328
Total liabilities and
partners'/members' capital	$1,326,142	$534,377
The following is a summary of the Company's investments in unconsolidated joint ventures as of December 31, 2013 and 2012: (dollars in thousands)

	December 31,
Entity	2013		2012
Plaza VIII & IX Associates, L.L.C.	$3,702		$4,321
South Pier at Harborside	-	(a)	(1,225)
Red Bank Corporate Plaza, L.L.C.	4,046		3,876
12 Vreeland Associates, L.L.C.	5,514		12,840
Boston Downtown Crossing	-		13,012
Gale Jefferson, L.L.C.	-		1,029
Stamford SM LLC	36,258		34,006
Marbella RoseGarden, L.L.C.	15,797		16,918
RoseGarden Monaco Holdings, L.L.C.	3,201		4,761
Rosewood Lafayette Holdings, L.L.C.	857		1,988
PruRose Port Imperial South 15, LLC	-		606
Rosewood Morristown, L.L.C.	6,455		7,091
Overlook Ridge JV, L.L.C.	-		31
Overlook Ridge, L.L.C.	-		-
Overlook Ridge JV 2C/3B, L.L.C.	-		179
Roseland/North Retail, L.L.C.	1,930		2,161
BNES Associates III	1,753		1,955
Portside Master Company, L.L.C.	3,207		3,651
PruRose Port Imperial South 13, LLC	2,206		2,920
Roseland/Port Imperial Partners, L.P.	2,068		2,582
RoseGarden Marbella South, L.L.C.	7,567		6,182
PruRose Riverwalk G, L.L.C.	3,117		4,136
Elmajo Urban Renewal Associates, LLC	203		629
Estuary Urban Renewal Unit B, LLC	24		220
RiverPark at Harrison I, L.L.C.	3,655		2,606
150 Main Street, L.L.C. (b)	-		2,395
RoseGarden Monaco, L.L.C.	1,224		1,165
Hillsborough 206 Holdings, L.L.C.	1,962		1,967
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	337		337
Crystal House Apartments Investors LLC	26,838		-
KPG-P 100 IMW JV, LLC	1,887		-
Capitol Place Mezz LLC	46,628		-
Other	693		-
Company's investment in unconsolidated joint ventures	$181,129		$132,339

(a)	The negative investment balance for this joint venture of $1,706,000 as of December 31, 2013 was included in accounts payable, accrued expenses and other liabilities.
(b)	As of August 22, 2013, the Company is consolidating this joint venture. See Note 3: Real Estate Transactions – Consolidation.

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2013, 2012 and 2011: (dollars in thousands)
	Year Ended December 31
	2013	2012	2011
Total revenues	$256,026	$68,183	$51,308
Operating and other expenses	(215,830)	(37,008)	(32,074)
Depreciation and amortization	(34,525)	(10,139)	(10,593)
Interest expense	(16,215)	(6,775)	(6,743)
Net income (loss)	$(10,544)	$14,261	$1,898

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2013, 2012 and 2011: (dollars in thousands)

	Year Ended December 31,
Entity	2013	2012	2011
Plaza VIII & IX Associates, L.L.C.	$99	$30	$68
South Pier at Harborside	2,519	2,368	1,495
Red Bank Corporate Plaza, L.L.C.	372	360	446
12 Vreeland Associates, L.L.C.	74	427	374
Boston Downtown Crossing	644	(458)	(448)
Gale Jefferson, L.L.C.	69	81	87
Stamford SM LLC	3,719	3,078	-
Marbella RoseGarden, L.L.C.	(540)	13	-
RoseGarden Monaco Holdings, L.L.C.	(1,560)	(311)	-
Rosewood Lafayette Holdings, L.L.C.	(1,131)	(197)	-
PruRose Port Imperial South 15, LLC	(606)	(533)	-
Rosewood Morristown, L.L.C.	(509)	(25)	-
Overlook Ridge JV, L.L.C.	(212)	-	-
Overlook Ridge, L.L.C.	-	-	-
Overlook Ridge JV 2C/3B, L.L.C.	293	(11)	-
Roseland/North Retail, L.L.C.	(230)	(80)	-
BNES Associates III	(14)	(323)	-
Portside Master Company, L.L.C.	(421)	(5)	-
PruRose Port Imperial South 13, LLC	(664)	(87)	-
Roseland/Port Imperial Partners, L.P.	(740)	-	-
RoseGarden Marbella South, L.L.C.	(57)	(13)	-
PruRose Riverwalk G, L.L.C.	(985)	(142)	-
Elmajo Urban Renewal Associates, LLC	(345)	(83)	-
Estuary Urban Renewal Unit B, LLC	(157)	-	-
RiverPark at Harrison I, L.L.C.	-	-	-
RoseGarden Monaco, L.L.C.	-	-	-
Hillsborough 206 Holdings, L.L.C.	(35)	-	-
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	(77)	-	-
Crystal House Apartments Investors LLC	(2,639)	-	-
KPG-P 100 IMW JV, LLC	(913)	-	-
Capitol Place Mezz LLC	-	-	-
Other	1,719	-	-
Company's equity in earnings (loss) of unconsolidated joint ventures	$(2,327)	$4,089	$2,022

Plaza VIII and IX Associates, L.L.C.
The Company has a joint venture with Columbia Development Company, L.L.C. (“Columbia”), which owns land for future development currently used as a parking facility and located on the Hudson River waterfront in Jersey City, New Jersey, adjacent to the Company’s Harborside office complex.  The Company holds a 50 percent interest in the venture.

South Pier at Harborside – Hotel
The Company has a joint venture with Hyatt Corporation (“Hyatt”) which owns a 350-room hotel on the South Pier at Harborside, Jersey City, New Jersey.  The Company holds a 50 percent interest in the venture.

The venture has a non-recourse mortgage loan with a balance as of December 31, 2013 of $62.8 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture also has a loan with a balance as of December 31, 2013 of $4.6 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $4.6 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

Red Bank Corporate Plaza
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a $16.6 million mortgage loan collateralized by the office property, which bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 300 basis points and matures in May 2016.  LIBOR was 0.17 percent at December 31, 2013.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the venture entered into an interest rate swap agreement with a commercial bank.  The swap agreement fixes the all-in rate to 3.99375 percent per annum on an initial notional amount of $13.65 million and then adjusting in accordance with an amortization schedule, which is effective from October 17, 2011 through loan maturity.

The Company performed management, leasing, and other services for the property owned by the joint venture and recognized $104,000, $99,000 and $100,000 in fees for such services in the years ended December 31, 2013, 2012 and 2011, respectively.

12 Vreeland Associates, L.L.C.
The Company entered into a joint venture to form M-C Vreeland, LLC (“M-C Vreeland”), which acquired a 50 percent interest in 12 Vreeland Associates, L.L.C., which owns a 139,750 square foot office property located at 12 Vreeland Road, Florham Park, New Jersey.

On June 18, 2013, 12 Vreeland Associates, L.L.C. obtained a mortgage loan which is collateralized by its office property.  The venture subsequently distributed $14.8 million of the loan proceeds, of which the Company’s share was $7.4 million.  The amortizable loan with a balance of $15.4 million as of December 31, 2013 bears interest at 2.87 percent and matures in July 2023.

The operating agreement of M-C Vreeland provides, among other things, for the Participation Rights (see Note 16: Noncontrolling Interests in Subsidiaries – Participation Rights).

Boston-Downtown Crossing
The Company had a joint venture with affiliates of Vornado Realty LP (“Vornado”) and JP Morgan Chase Bank (“JPM”), which was created to acquire and redevelop the Filenes property located in the Downtown Crossing district of Boston, Massachusetts (the “Filenes Property”).  The venture was organized in contemplation of developing and converting the Filenes Property into a condominium consisting of a retail unit, an office unit, a parking unit, a hotel unit and a residential unit, aggregating 1.2 million square feet.  The Company, through subsidiaries, separately held approximately a 15 percent indirect ownership interest in each of the units.  The project was subject to governmental approvals.

On April 23, 2013, the Company and JPM sold their interests in the venture for $45 million, of which the Company’s share was $13.5 million.  The Company realized its share of the gain on the sale of $754,000 which was included in equity in earnings for the year ended December 31, 2013.

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

The Company performed management, leasing, and other services for Gale Jefferson and recognized zero, $193,000 and $154,000 in income for such services in the years ended December 31, 2013, 2012 and 2011, respectively.

Stamford SM LLC
On February 17, 2012, the Company entered into a joint venture to form Stamford SM L.L.C. (“Stamford SM”) which acquired a senior mezzanine loan (the “Mezz Loan”) position in the capital stack of a 1.7 million square foot class A portfolio in Stamford, Connecticut for $40 million.  The Mezz Loan has a face value of $50 million and is secured by the equity interests in a seven-building portfolio containing 1.67 million square feet of class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford Central Business District.  The interest-only Mezz Loan has a carrying value of $45.1 million as of December 31, 2013.  The Mezz Loan is subject to an agreement, which provides subject to certain conditions, that principal proceeds above $47 million are paid to another party.  The Mezz Loan bears interest at LIBOR plus 325 basis points and matures in August 2014.

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

In general, the operating agreement of PruRose/Marbella provides that operating cash flows are distributed to members first to Prudential-Marbella and then to RoseGarden based on a 9.5 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, Prudential-Marbella had a capital balance of $7.6 million and RoseGarden had a capital balance of $0.1 million.  There was no accumulated unpaid operating return as of December 31, 2013.

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

PruRose/Marbella has a mortgage loan, with a balance of $95 million as of December 31, 2013, which bears interest at 4.99 percent and matures in May 2018.  The interest-only loan is collateralized by the Marbella Property.

The Company performed management, leasing, and other services for PruRose Marbella and recognized $363,000 and $73,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

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

In general, the operating agreement of PruRose Monaco provides that operating cash flows are distributed to members first to Prudential and then to Monaco Holdings based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, Prudential had a capital balance of $76 million and an accumulated unpaid operating return of $4.0 million.  It is not anticipated that Monaco Holdings will be required to fund any capital.

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

PruRose Monaco has an interest-only mortgage loan, collateralized by the property with a balance of $165 million as of December 31, 2013.  The mortgage loan bears interest at 4.19 percent and matures in February 2021.

The Company performed management, leasing, and other services for PruRose Monaco and recognized $472,000 and $85,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

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

In general, the operating agreement of Rosewood Lafayette provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on an eight percent operating return to December 23, 2012 and nine percent thereafter on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, Prudential had a capital balance of $29.6 million and an accumulated unpaid operating return of $2.4 million.  It is not anticipated that Rosewood will be required to fund any capital.

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

Rosewood Lafayette has a mortgage loan, with a balance of $39.4 million as of December 31, 2013, which bears interest at 4.0 percent and matures in July 2015.  The loan requires principal and interest payments based on a 30-year amortization schedule and is collateralized by the Highlands Property.

The Company performed management, leasing, and other services for Rosewood Lafayette and recognized $190,000 and $35,000 in income for such services in the year ended December 31, 2013 from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

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

Port Imperial 15 is owned 50 percent by the Company and 50 percent by PRII Port Imperial South 15, LLC (“Prudential-Port”).

In general, the operating agreement of Port Imperial 15 provides that operating cash flows are distributed to members first to Prudential-Port and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, Prudential-Port had a capital balance of $34.5 million and an accumulated unpaid operating return of $4.6 million.  It is not anticipated that the Company will be required to fund any capital.

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

Port Imperial 15 had a mortgage loan, with a balance of $57 million which bore interest at LIBOR plus 235 basis points and was scheduled to mature in August 2013.  On August 29, 2013, Port Imperial 15 refinanced such mortgage loan.  The new loan has a balance of $57.5 million as of December 31, 2013, bears interest at 4.32 percent and matures in September 2020.   The interest-only loan is collateralized by the RiversEdge Property.

The Company performed management, leasing, and other services for Port Imperial 15 and recognized $248,000 and $47,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

Rosewood Morristown, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 50 percent interest in Rosewood Morristown, L.L.C. (“Rosewood”) with the remaining interest owned by Woodmont Epsteins, L.L.C.

Rosewood owns a 50 percent interest in Morristown Epsteins, L.L.C. (“Morristown”) with the remaining 50 percent owned by a third party.  Morristown owns an interest in a 76-unit-for-sale luxury condominium community (the “40 Park Condominiums Property”), three of which were unsold at acquisition,  with the remainder sold by the second quarter 2013.  Morristown also owns land where it intends to build a 59-unit, five-story multi-family rental property (the “Lofts at 40 Park Property”).  Morristown also owns a 50 percent residual interest in the entity that owns a 130-unit multi-family rental and 10,034 square feet retail building (the “Metropolitan Property”) and a 50,973 square feet of retail building (the “Shops at 40 Park Property”), Epsteins B Rentals, L.L.C. (“Epsteins”), with the remaining interest owned by Prudential.  All of the properties are located in Morristown, New Jersey.

The operating agreement of Morristown provides, among other things, for the distribution of net available cash to the members, as follows:

•	to pay accrued and unpaid interest at a rate of eight percent on the balance note, as defined;
•	to Rosewood in an amount equal to its current year’s annual preferred return rate of eight percent on its adjusted capital, as defined;
•	to pay the outstanding balance remaining on the balance note, which was $975,000 as of December 31, 2013;
•	to Rosewood in an amount equal to its adjusted capital balance, which was $3.2 million as of December 31, 2013; and
•	to the members in accordance with their ownership percentages.

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

In general, the operating agreement of Epsteins provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on a nine percent return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, Prudential had a capital balance of $20.3 million and Rosewood had a capital balance of $0.7 million.  There was no accumulated unpaid operating return as of December 31, 2013.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return balance and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

Epsteins had a mortgage loan with a balance of $48.5 million bearing interest at LIBOR plus 275 basis points which was refinanced on August 14, 2013 with loan proceeds and Prudential capital.  The new loan, collateralized by the Metropolitan Property, with a balance of $38.6 million, bears interest at 3.25 percent, matures in September 2020 and is interest-only through September 2015.  The new loan, collateralized by the Shops at 40 Park Property, with a balance of $6.5 million, bears interest at 3.63 percent, matures in August 2018 and is interest-only through July 2015.  The loan provides for additional borrowing proceeds of $1 million based on certain operating thresholds being achieved.

Morristown has a mortgage loan, with a balance of $1.1 million as of December 31, 2013, which bears interest at LIBOR plus 250 basis points and matures in September 2014.  The loan is collateralized by the Lofts at 40 Park Property and is fully guaranteed by the Company.

The Company performed management, leasing, and other services for Epsteins and recognized $180,000 and $36,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

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

In general, the operating agreement of LR Overlook provides, among other things, for distributions of cash flow to the members in accordance with their ownership percentages, subject to the repayment of priority partnership loans.  As of December 31, 2013, Lennar has a priority partnership loan of $18.8 million, which has an accrued interest balance of $15.4 million.

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

LR Overlook has mortgage loans, with a balance of $69.8 million as of December 31, 2013, which mature in March 2016.  The senior loan, with a balance of $52.8 million, which bears interest at LIBOR plus 200 basis points is collateralized by the Quarrystone I property.  The junior loan, with a balance of $17 million, which bears interest at LIBOR plus 90 basis points is collateralized by a $17 million letter of credit provided by an affiliate of Lennar.

LR Overlook Phase III has a mortgage loan, with a balance of $5.6 million as of December 31, 2013, which bears interest at a rate of LIBOR plus 250 basis points and matures in April 2015.  The loan provides, subject to certain conditions a one-year extension option with a fee of 25 basis points.  The interest-only loan is collateralized by the Overlook Phase III Land.  The Company has guaranteed repayment of up to $1.5 million and all interest under the loan.

The Company performed management, leasing, and other services for LR Overlook and recognized $184,000 and $34,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

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

Overlook Ridge has a mortgage loan collateralized by Overlook Land, not to exceed $17.4 million, with a balance of $16.6 million as of December 31, 2013.  The loan bears interest at a rate of LIBOR plus 350 basis points and matures in March 2014.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.  The Company has guaranteed repayment of the outstanding principal balance of the loan.

Overlook Ridge JV 2C/3B, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 25 percent indirect residual interest in a to-be-built, 371-unit multi-family rental development spanning four buildings (the “Overlook 2C/3B Project”) which is located in Malden, Massachusetts.  Construction began in January 2013 with anticipated initial deliveries (available for rental) in the first quarter 2014.

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

In general, the operating agreement of Overlook Apartments Investors provides that operating cash flows are distributed to members first to Overlook Apartments Member and then to Overlook 2C/3B based on a 6.5 percent preferred return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, Overlook Apartments Member had a capital balance of $23.9 million with an accumulated unpaid preferred return of $1.5 million. It is anticipated that Overlook 2C/3B will not be required to fund any capital.

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

Overlook Apartments Investors has a construction loan not to exceed $55.5 million with a balance of $22.7 million as of December 31, 2013, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The Company has guaranteed construction lien-free completion of the project to the lender and Overlook Apartments Member.  The Company has also guaranteed repayment of $8.3 million of the loan.  Upon the project achieving a debt service coverage ratio of 1.25, as defined, the repayment guaranty ends.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On January 18, 2013, Overlook Apartments Investors entered into an interest rate swap agreement with a commercial bank.  The swap agreement fixes the all-in rate to 3.0875 percent per annum on an initial notional amount of $1.84 million and then adjusting in accordance with an amortization schedule, which is effective from September 3, 2013 to November 2, 2015.

The operating agreement of Overlook 2C/3B provides, among other things, for the distribution of net operating cash flow to the members, as follows:

•	First, to each member in proportion to and to the extent of such member’s unrecovered return of nine percent on unrecovered capital; and
•	Second, to the members in accordance with their ownership percentages.

Rowe had an unrecovered notional capital account balance of $7.2 million and the Company has an unrecovered capital account with $0.2 million associated with its land capital as of December 31, 2013.

The Company performed development, management and other services for Overlook Apartments Investors and recognized $757,000 and $403,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

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

In general, the operating agreement of PI North Retail provides that operating cash flows are distributed first to Prudential-PI and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with ownership percentages.  As of December 31, 2013, Prudential-PI had a capital balance of $4.3 million and an accumulated unpaid operating return of $1.8 million and the Company had no capital balance.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

The Company performed management, leasing, and other services for PI North Retail and recognized $31,000 and $6,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

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

Crystal Lake has a mortgage loan, with a balance of $7.4 million as of December 31, 2013 collateralized by the office property, which bears interest at 4.76 percent and matures in November 2023.

Portside Master Company, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 38.25 percent indirect residual interest in a to-be-built, 176-unit multi-family rental property (“Portside at Pier One Building Seven Property”).  The Portside at Pier One Building Seven Property is located in East Boston, Massachusetts and began construction in December 2012 with anticipated initial deliveries (available for rental) in July 2014.  The project is subject to a ground lease with the Massachusetts Port Authority.  The ground lease provides for fixed and percentage rent.

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

In general, the operating agreement of Portside Apartment Holdings provides that operating cash flows are distributed to members first to Prudential Portside and then to Portside Master based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, Prudential Portside had a capital balance of $23.8 million and an unpaid operating return of $1.1 million.  It is anticipated that Portside Master will not be required to fund any capital.

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

Portside Apartment Holdings has a construction loan in an amount not to exceed $42.5 million with a balance of $1.3 million as of December 31, 2013, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 12.5 basis points for year one and 25 basis points for year two.  The Company has guaranteed construction lien-free completion of the project to the lender, Prudential Portside and Massachusetts Port Authority.  The Company has also guaranteed repayment of 50 percent of the loan until project completion, when the repayment guaranty is reduced to 25 percent.  The Company’s repayment guaranty is further reduced to 10 percent upon achieving a debt service coverage ratio of 1.25, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.

Sites 5 and 6, adjacent to The Portside at Pier One Building 7 Property, which the Company controls through a consolidated joint venture, are presently ground leased to an affiliate of Portside Apartment Holdings.  A to-be-determined investment fund of Prudential Real Estate Investors, has the right to participate in the development, operation and ownership of Sites 5 and/or 6 on terms, covenants and conditions substantially similar and consistent with those contained in The Portside at Pier One Building 7 Property agreements.

The Company performed development, management and other services for Portside Apartment Holdings and recognized $605,000 and $89,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

PruRose Port Imperial South 13, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 20 percent residual interest in a to-be-built, 280-unit multi-family rental property (“Port Imperial 13”) located in Weehawken, New Jersey.  Port Imperial 13 began construction in January 2013 with anticipated initial deliveries (available for rental) in the first quarter 2015.

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

In general, the operating agreement of PruRose 13 provides that operating cash flows are distributed to members first to Prudential 13 and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, Prudential 13 had a capital balance of $42.2 million and an accumulated unpaid operating return of $3.7 million and the Company had a capital balance of $1.8 million and an accumulated unpaid operating return of $0.1 million.

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

PruRose 13 has a construction loan in an amount not to exceed $73.4 million with a balance of $6.4 million as of December 31, 2013.  The loan bears interest at a rate of LIBOR plus 215 basis points and matures in June 2016.  The loan provides, subject to certain conditions, one-year extension option followed by a six-month extension option with a fee of 25 basis points each.  The Company has guaranteed construction lien-free completion of the project to the lender and Prudential.  The Company has also guaranteed repayment of up to $11 million of the loan.  The Company’s guaranty of repayment is reduced to $7.4 million upon achieving a debt service coverage ratio of 1.25, and to zero upon achieving a debt service coverage ratio of 1.40, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On December 28, 2012, PruRose 13 entered into an interest rate swap agreement with a commercial bank.  The swap agreement fixes the all-in rate to  2.79 percent per annum on an initial notional amount of  $1.62 million and then adjusting in accordance with an amortization schedule, which is effective from July 1, 2013 to January 1, 2016.

The Company performed development, management and other services for PruRose 13 and recognized $739,000 and $203,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

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

As of December 31, 2013, Prudential and Prudential LLC had a Parcel C capital balance of $18.3 million and an accumulated unpaid operating return of $4.4 million and the Company had a capital balance of $35,000 and an accumulated unpaid operating return of $2,000.  Construction of the Parcel C Project is expected to start in 2015.

In addition, the operating agreement provides each member a land capital account associated with the Port Imperial North Land.  As of December 31, 2013, Prudential and Prudential LLC had a land capital account balance of $57.7 million and the Company had a land capital account of $5.0 million.  The land capital account balances do not earn a return and will be contributed to a development entity upon construction start for each development parcel, as defined.  Also, as of December 31, 2013, Prudential and Prudential LLC had a capital balance of $766,000 and an accumulated unpaid operating return of $42,000 and the Company had a capital balance of $191,000 and an accumulated unpaid operating return of $10,000 related to the Port Imperial North land.

RoseGarden Marbella South, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 24.27 percent indirect residual interest in a to-be-built, 311-unit high-rise multi-family rental property (the “Marbella II Project”) which is located in Jersey City, New Jersey.  The Marbella II Project began construction in the fourth quarter 2013.

The Company owns 48.5325 percent of RoseGarden Marbella South, L.L.C. (“RoseGarden South”), with the remaining interest owned by MG Marbella Partners II, L.L.C. (“MG Marbella II”).

RoseGarden South holds a 50 percent interest in the development project-owning entity, PruRose Marbella II, L.L.C. (“PruRose/Marbella II”), with the remaining interest owned by PRISA III Investments LLC, (“Prudential-Marbella II”).

In general, the operating agreement of PruRose/Marbella II provides that operating cash flows are distributed to members pro-rata based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, Prudential-Marbella II had a capital balance of $11.6 million and an accumulated unpaid operating return of $0.6 million.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

In general, the operating agreement of RoseGarden South provides that distributable cash from operations is distributed pro-rata based on a nine percent return on each member’s unrecovered capital balance with any excess distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, the Company had an unrecovered capital balance of $3.7 million with an unpaid return of $0.1 million and MG Marbella II had no unrecovered capital balance.

Net cash flows from a capital event are distributed first, to the extent of any accumulated unpaid return, and then to repay each member’s unrecovered capital balance, with any excess distributed to the members in accordance with their ownership percentages.

On October 1, 2013, PruRose/Marbella II obtained a construction loan in an amount not to exceed $77.4 million with a balance of $6.4 million as of December 31, 2013.  The loan bears interest at a rate of LIBOR plus 225 basis points, matures in March 2017 and provides, subject to certain conditions, two one year extension options with a fee of 25 basis points for each year.  The Company has guaranteed construction lien-free completion of the project to the lender and Prudential-Marbella II.  Additionally, the Company has guaranteed payments of all interest, operating deficits and deferred equity due under the loan.

The Company performed development, management and other services for PruRose Marbella II and recognized $282,000 and $11,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

PruRose Riverwalk G, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 25 percent indirect residual interest in a to-be-built, 12-story, 316-unit multi-family rental property (the “RiverTrace Project”).  The RiverTrace Project is located in West New York, New Jersey. The RiverTrace Project began construction in November 2011 with initial deliveries (available for rental) in December 2013.

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

In general, the operating agreement of Riverwalk G provides that operating cash flows are distributed to members first to Investor and then to PruRose Riverwalk based on a 7.75 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of December 31, 2013, Investor had a capital balance of $35 million and an unpaid operating return of $6.8 million.  It is not anticipated that PruRose Riverwalk will be required to fund any capital.

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

Riverwalk G has a construction loan in an amount not to exceed $83.1 million, with a balance of $65.2 million as of December 31, 2013, which bears interest at six percent and matures in July 2021.  The interest-only loan is collateralized by the RiverTrace Project.  The Company has guaranteed construction lien-free completion of the project to the lender and Investor.  The Company guarantees $15.0 million of the loan principal until six months after completion of the project.

The Company performed development, management and other services for Riverwalk G and recognized $409,000 and $133,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

ELMAJO Urban Renewal Associates, LLC/Estuary Urban Renewal Unit B, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 7.5 percent residual interest in a to-be-built, three-building, 582 unit multi-family rental property located in Weehawken, New Jersey (the “Lincoln Harbor Project”), with the remaining interest owned by ELMAJO Management, Inc. (“EMI”).  The first phase, Building A, with 181 units, and Building C, with 174 units, began construction in 2012 with anticipated initial deliveries in the first quarter 2014.  The second phase, Building B, with 227 units, began construction in January 2013 with anticipated initial deliveries (available for rental) in the first quarter 2015.  On March 13, 2013, Estuary Urban Renewal Unit B, LLC (“Estuary UR”) was formed to own and develop the second phase, Building B.  Estimated total development costs for the Lincoln Harbor Project is $219.5 million. EMI is required to fund any capital requirements in excess of construction financing.  The Company has no funding requirements to the venture.

The operating agreements of ELMAJO Urban Renewal Associates, LLC (“ELMAJO UR”), the entity which owns the Lincoln Harbor Project, Building A and C, and Estuary UR, the entity that owns the Lincoln Harbor Project Building B, provides, among other things, for the distribution of net distributable cash to the members, as follows:

•	First, to the members to the extent of and in proportion to their respective preferred return of 8.50 percent on the members’ unrecovered capital; and
•	Second, to the members in accordance with their ownership percentages.

As of December 31, 2013, EMI and Estuary UR have a combined capital balance of $74 million and an unpaid preferred return of $15.4 million.

ELMAJO UR has a construction loan for Building A and Building C in an amount not to exceed $91 million, with a balance of $53.2 million as of December 31, 2013, which bears interest at LIBOR plus 210 basis points and matures in June 2016.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

Estuary UR has a construction loan for Building B in an amount not to exceed $57 million, with a balance of $7.8 million as of December 31, 2013, which bears interest at LIBOR plus 210 basis points and matures in January 2017.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

The Company performed development and other services for ELMAJO UR and recognized $998,000 and $74,000 in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

Riverpark at Harrison I, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 36 percent interest in a multi-phase project located in Harrison, New Jersey (the “Riverpark Project”).  Construction of a 141-unit multi-family rental property of the Riverpark Project is projected to start in the near term.  Estimated total development costs of $27.9 million, not including land capital of $8 million, are expected to be funded with a $23.4 million construction loan, with the balance to be funded with member capital.  The Company is required to fund 40.5 percent of capital.

The remaining interests in the development project-owning entity, Riverpark at Harrison I Urban Renewal, L.L.C. (“Riverpark”) are owned 36 percent by Chall Enterprises, L.L.C. and 28 percent by an investor group.

In general, the operating agreement of Riverpark provides, among other things, for the distribution of net cash flow to the members in accordance with their ownership percentages.

On June 27, 2013, Riverpark obtained a construction loan in an amount not to exceed $23.4 million with a balance of $3.4 million as of December 31, 2013. The loan, which bears interest at LIBOR plus 235 basis points, matures in June 2016 and provides, subject to certain conditions, two one-year extension options with a fee of 20 basis points for each year.  The Company has guaranteed construction lien-free completion of the project to the lender and repayment of 25 percent of the principal amount at maturity.  The Company’s repayment guaranty is reduced to 10 percent upon project completion, achieving a debt service coverage ratio of 1.30 and satisfaction of the loan-to-value ratio of 65 percent, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.

150 Main Street, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $2.1 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”).  The Eastchester Project began construction in late 2013.  Estimated total development costs of $46 million are expected to be funded with a $27.5 million construction loan and the balance of $18.5 million to be funded with member capital.

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

On August 22, 2013, the Company contributed an additional $4.9 million and the operating agreement of Eastchester was modified which increased the Company’s effective ownership to 76.25 percent, with the remaining 23.75 percent owned by HVLH.  The agreement also provided the Company with control of all major decisions.  Accordingly, effective August 22, 2013, the Company consolidated Eastchester under the provisions of ASC 810, Consolidation.  As the carrying value approximated the fair value of the net assets acquired, there was no holding period gain or loss recognized on this transaction.

The Company performed development and other services for Eastchester and recognized $102,000 and zero in income for such services in the year ended December 31, 2013 and from October 23, 2012 (the acquisition date) through December 31, 2012, respectively.

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

Crystal House Apartments Investors LLC
On March 20, 2013, the Company entered into a joint venture with a fund advised by UBS Global Asset Management (“UBS”) to form Crystal House Apartments Investors LLC (“CHAI”) which acquired the 828-unit multi-family property known as Crystal House located in Arlington, Virginia (“Crystal House Property”) for approximately $262.5 million.  The Company acquired a 25 percent interest in the Crystal House property and a 50 percent interest in the vacant land for approximately $30.2 million.  The acquisition included vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.

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

CHAI obtained a mortgage loan on the acquired property, which has a balance of $165 million as of December 31, 2013, bears interest at 3.17 percent and matures in March 2020.  The loan, which is interest-only during the initial 5-year term and amortizable over a 30-year period for the remaining term, is collateralized by the Crystal House Property.

The Company performed management, leasing and other services for CHAI and recognized $337,000 in income for such services from March 20, 2013 (the acquisition date) through December 31, 2013.

KPG-P 100 IMW JV, LLC
On December 9, 2013, the Company entered into a joint venture partnership with the Keystone Property Group (“KPG”) and Parkway Corporation (“Parkway”) to form KPG-P 100 IMW JV, LLC (“KPG-P”).  The Company acquired a 33.33 percent indirect interest in KPG-IMW Owner, LLC (“KPG-IMW”), an entity that owns a nine-story, approximately 400,000 square-foot office building located at 100 Independence Mall West in Philadelphia, Pennsylvania (“100 IMW Property”) for $2.8 million.  The 100 IMW Property was acquired for approximately $40.5 million.  As part of a more than $20-million reinvestment strategy for 100 IMW Property, the partnership is planning upgrades to the building’s common areas, as well as build-out of offices and the conversion of approximately 55,000 square feet of lower-level space into a 110-space parking garage that will be managed by Parkway.

The Company, through subsidiaries, owns 57.7677 percent of KPG-MCG IMW, LLC (“KPG-MCG”) with the remaining interest owned by Fawkes Investments, LP.  KPG-MCG owns a 57.7024 percent interest in KPG-P and the remaining interests are owned 17.8928 percent by KPG and 24.4048 percent by Parkway.

In general, the operating agreement of KPG-P provides that net operating cash flows are distributed first, to the members in proportion to their unreturned capital contributions, until each member’s unreturned capital contributions have been reduced to zero; and, thereafter, to the members, in accordance with their percentage interests.  Net cash flows from a capital event are distributed first, to the members in proportion to the members’ unreturned capital contributions, until each member’s unreturned capital contributions have been reduced to zero; second, to the members in proportion to the members’ unreturned deferred capital contributions, until each member’s deferred unreturned capital contributions have been reduced to zero; and, thereafter, to the members in accordance with their percentage interests.

KPG-IMW obtained a mortgage loan collateralized by 100 IMW Property, which has a balance of $61.5 million as of December 31, 2013, bears interest at LIBOR plus 700 basis points and matures in September 2016 and has two one-year extension options, subject to certain conditions.

Capitol Place Mezz LLC
On December 23, 2013, the Company entered into a joint venture with FB Capitol Place LLC (“FB”) to form Capitol Place Mezz LLC (“Capitol”).  The Company acquired a 50 percent ownership interest in an entity that owns a 377-unit multi-family development project that includes approximately 25,000 square feet of retail space and a 309-space underground parking garage, which are currently under construction, located at 701 2nd Street, NE in Washington, D.C. (the “WDC Project”) for approximately $46.5 million. It is expected that the WDC Project will be completed by mid-2015, with leasing beginning in the first quarter 2015.  The venture expects to incur approximately $120.7 million in total estimated costs to complete the WDC Project, of which $38.5 million has been incurred through December 31, 2013.  The Company is not required to fund any additional costs (with some limitation) for the completion of the WDC Project beyond its $46.5 million initial contribution.

In general, the operating agreement of Capitol provides that net cash flows from a capital event are distributed first, to each holder of a member loan, as defined, until all member loans have been paid in full; second, to FB until FB has received the aggregate amount of $2,500,000; and third, to the members in accordance with their percentage interests.  The operating agreement also includes specific provisions, including a right of first offer on all development deals in the D.C. metro area that involve either party, with specific qualifications on any properties in Arlington County, Virginia.

The WDC Project has a 20-year construction loan of $100.7 million with a balance of $24.6 million as of December 31, 2013.  The loan bears interest at 4.82 percent and matures in July 2033.  The loan is amortizable over a 30-year period starting in August 2017.

Other
The Company acquires other ownership interests in various ventures from time to time, including residual interests in assets previously owned and interests in ventures whose business is related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS

	December 31,
(dollars in thousands)	2013	2012
Deferred leasing costs	$258,648	$267,197
Deferred financing costs	25,366	20,447
	284,014	287,644
Accumulated amortization	(131,669)	(131,613)
Deferred charges, net	152,345	156,031
Notes receivable (1)	21,986	-
In-place lease values, related intangibles and other assets, net (2) (3)	13,659	19,284
Goodwill	2,945	2,945
Prepaid expenses and other assets, net	27,584	26,614

Total deferred charges, goodwill and other assets	$218,519	$204,874

(1)
Includes a mortgage receivable for $10.4 million and bearing interest at LIBOR plus six percent; includes a note receivable for $8 million bearing interest at eight percent; and includes an interest-free note receivable with a net present value of $3.6 million as of December 31, 2013.

(2)
In accordance with ASC 805, Business Combinations, the Company recognizes rental revenue of acquired above and below market leases intangibles over the terms of the respective leases.  The impact of amortization the acquired above and below-market lease intangibles increased revenue by approximately $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The following table summarizes the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-	Acquired Below-
	Market Lease	Market Lease	Total
Year	Intangibles	Intangibles	Amortization
2014	$(629)	$1,272	$643
2015	(338)	564	226
2016	(288)	370	82
2017	(261)	364	103
2018	(233)	310	77

(3)
In accordance with ASC 805, Business Combinations, the value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases.  The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $10.7 million, $10.2 million and $11.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The following table summarizes the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (in thousands).

Year
2014	$5,891
2015	1,231
2016	1,224
2017	918
2018	-

6.    RESTRICTED CASH

Restricted cash includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	December 31,
	2013	2012
Security deposits	$8,534	$7,165
Escrow and other reserve funds	11,260	12,174

Total restricted cash	$19,794	$19,339

7.    DISCONTINUED OPERATIONS

The Company disposed of 24 office properties aggregating 3 million square feet and three developable land parcels for total net sales proceeds of approximately $390.6 million during the year ended December 31, 2013 and has presented them as discontinued operations in its statement of operations for all periods presented.  (See Note 3: Real Estate Transactions – Property Sales).

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

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the years ended December 31, 2013, 2012 and 2011:  (dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Total revenues	$33,601	$66,882	$72,044
Operating and other expenses	(13,454)	(26,484)	(29,624)
Depreciation and amortization	(8,218)	(17,765)	(18,416)
Interest expense	(118)	(755)	(2,116)

Income from discontinued operations	11,811	21,878	21,888

Loss from early extinguishment of debt	(703)	-	-
Impairments (1)	(23,851)	(8,400)	-

Unrealized losses on disposition of rental property (2)	-	(9,213)	-
Realized gains on disposition of rental property (3)	83,371	4,438	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	59,520	(13,175)	-

Total discontinued operations, net	$70,628	$8,703	$21,888

(1)	Represents impairment charges recorded on certain properties prior to their sale. See Note 3: Real Estate Transactions – Property Sales.

(2)	Represents valuation allowances on properties identified as held for sale in 2012, as follows:

(i)
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

(ii)
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

(iii)
At December 31, 2012, the Company identified as held for sale its 248,400 square foot office building located at 19 Skyline Drive in Hawthorne, New York. The Company determined that the carrying amount of this property was not expected to be recovered from estimated sales proceeds and accordingly recognized a valuation allowance of $7.1 million at December 31, 2012. Also at December 31, 2012, the Company identified as held for sale its 204,057 square foot office building located at 55 Corporate Drive in Bridgewater, New Jersey. The two properties held for sale at December 31, 2012 carried an aggregate book value of $60.9 million, net of accumulated depreciation of $16.8 million and a valuation allowance of $7.1 million.  As of April 10, 2013, the Company sold 19 Skyline Drive for approximately $16.1 million and recognized a gain of approximately $0.1 million.  As of April 26, 2013, the Company sold 55 Corporate Drive for approximately $71 million and recognized a gain of approximately $19.7 million.

  (3) See Note 3: Real Estate Transactions – Property Sales for further information regarding properties sold and related gains (losses).

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

On June 15, 2013, the Company repaid its $100 million face amount of 4.60 percent senior unsecured notes at their maturity using available cash.

A summary of the Company’s senior unsecured notes as of December 31, 2013 and 2012 is as follows:  (dollars in thousands)

	December 31,		Effective
	2013	2012	Rate (1)
4.600% Senior Unsecured Notes, due June 15, 2013 (2)	-	$99,987	4.742%
5.125% Senior Unsecured Notes, due February 15, 2014 (3)	$200,030	200,270	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	149,902	149,810	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,161	200,237	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	248,855	248,560	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	248,799	248,585	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,505	299,445	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	269,323	-	3.517%

Total senior unsecured notes	$1,616,575	$1,446,894

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)	These notes were paid at maturity using available cash.
(3)	These notes were paid at maturity, using available cash and borrowing on the Company’s unsecured revolving credit facility.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the Company to continue to qualify as a REIT under the Code.

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

As of December 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under its unsecured revolving credit facility.

Through July 15, 2013, the Company had a $600 million unsecured revolving credit facility, which had an interest rate on outstanding borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of December 31, 2013 and 2012, the Company had no outstanding borrowings under the Money Market Loan.

10. MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of December 31, 2013, 29 of the Company’s properties, with a total book value of approximately $916 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2013 and 2012 is as follows: (dollars in thousands)

		Effective	December 31,
Property Name	Lender	Rate (a)	2013	2012	Maturity
51 Imclone (b)	Wells Fargo CMBS	8.390%	-	$3,878	-
6305 Ivy Lane (c)	RGA Reinsurance Company	5.525%	-	5,984	-
9200 Edmonston Road (d)	Principal Commercial Funding L.L.C.	5.534%	$4,115	4,305	05/01/13
Port Imperial South 4/5	Wells Fargo Bank N.A.	LIBOR+3.50%	36,950	34,889	03/30/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	9,719	10,231	05/01/14
6301 Ivy Lane	RGA Reinsurance Company	5.520%	5,447	5,667	07/01/14
35 Waterview Boulevard	Wells Fargo CMBS	6.348%	18,417	18,746	08/11/14
6 Becker, 85 Livingston,	Wells Fargo CMBS	10.220%	64,233	63,126	08/11/14
75 Livingston &
20 Waterview (e) (f)
4 Sylvan (e)	Wells Fargo CMBS	10.190%	14,538	14,485	08/11/14
10 Independence (e)	Wells Fargo CMBS	12.440%	16,638	16,251	08/11/14
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+1.75%	43,278	42,168	09/19/15
4 Becker (e)	Wells Fargo CMBS	9.550%	38,820	38,274	05/11/16
5 Becker (e) (g)	Wells Fargo CMBS	12.830%	13,092	12,507	05/11/16
210 Clay (e)	Wells Fargo CMBS	13.420%	12,767	12,275	05/11/16
Various (h)	Prudential Insurance	6.332%	147,477	149,281	01/15/17
23 Main Street	JPMorgan CMBS	5.587%	29,843	30,395	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%	225,139	228,481	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
233 Canoe Brook Road	The Provident Bank	4.375%	3,877	3,945	02/01/19
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	18,792	19,025	02/01/19
One River Center (i)	Guardian Life Insurance Co.	7.311%	43,049	43,582	02/01/19

Total mortgages, loans payable and other obligations			$746,191	$757,495

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)
With the sale of the property on May 31, 2013, the mortgage was satisfied by the Company.  The Company incurred $0.7 million in costs for the debt satisfaction, which was included in discontinued operations:  loss from early extinguishment of debt for the year ended December 31, 2013.

(c)	On October 1, 2013, the Company repaid the mortgage loan at par, using available cash. The original maturity date was January 1, 2014.
(d)
The lease with the tenant occupying 100 percent of the building expired on January 9, 2013 and the tenant continues to occupy the building on a month-to-month basis.  The mortgage loan matured on May 1, 2013 and was not repaid.  The Company received a notice of default from the lender on July 17, 2013.  The Company has requested a modification of the loan terms and is also in discussions regarding a deed-in-lieu of foreclosure with the lender.

(e)
As the Company estimated that the carrying values of these properties may not be recoverable over their anticipated holding periods, the Company recorded impairment charges on these properties.  See Note 3: Real Estate Transactions – Impairments on Properties Held and Used.

(f)	Mortgage is cross collateralized by the four properties.
(g)
The cash flow from this property is insufficient to cover operating costs and debt service.  Consequently, the Company notified the lender and suspended debt service payments in August 2013.  The Company has begun discussions with the lender regarding a modification of loan terms and began remitting available cash flow to the lender effective August 2013.

(h)	Mortgage is collateralized by seven properties. The Operating Partnership has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.
(i)	Mortgage is collateralized by the three properties comprising One River Center.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments for the Company’s senior unsecured notes (see Note 8), unsecured revolving credit facility and mortgages, loans payable and other obligations as of December 31, 2013 are as follows: (dollars in thousands)

	Scheduled	Principal
	Amortization	Maturities	Total
Period	($000’s)	($000’s)	($000’s)
2014	$10,163	$370,596	$380,759
2015	8,551	193,278	201,829
2016	8,389	269,273	277,662
2017	6,423	391,151	397,574
2018	5,996	231,536	237,532
Thereafter	198	885,345	885,543
Sub-total	39,720	2,341,179	2,380,899
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2013	(18,133)	-	(18,133)

Totals/Weighted Average	$21,587	$2,341,179	$2,362,766

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2013, 2012 and 2011 was $123,213,000, $120,089,000 and $116,772,000, respectively.  Interest capitalized by the Company for the years ended December 31, 2013, 2012 and 2011 was $12,885,000, $4,342,000 and $1,081,000, respectively (of which these amounts included $1,326,000, $235,000 and zero for the years ended December 31, 2013, 2012 and 2011, respectively, for interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS
As of December 31, 2013, the Company’s total indebtedness of $2,362,766,000 (weighted average interest rate of 5.62 percent) was comprised of $80,228,000 of variable rate mortgage debt (weighted average rate of 2.74 percent) and fixed rate debt and other obligations of $2,282,538,000 (weighted average rate of 5.72 percent).

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

11. EMPLOYEE BENEFIT 401(k) PLANS AND DEFERRED RETIREMENT COMPENSATION AGREEMENTS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  The 401(k) Plan was recently amended to provide for employees of the Roseland Business to receive matching contributions.  Total expense recognized by the Company for the 401(k) Plan for the three years ended December 31, 2013, 2012 and 2011 was $117,000, $7,000 and zero, respectively.

On September 12, 2012, the Board of Directors of the Company approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”).  Pursuant to the Deferred Retirement Compensation Agreements, the Company will make annual contributions of stock units (“Stock Units”) representing shares of the Company’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each Messrs. Hersh, Lefkowitz and Thomas.  The annual contribution for Messrs. Hersh, Lefkowitz and Thomas shall be in an amount of Stock Units equal to $500,000, $160,000 and $100,000, respectively.  The Company granted 25,333 Stock Units in the year ended December 31, 2013.  Vesting of each annual contribution of Stock Units will occur on December 31 of each year, subject to continued employment. Upon the payment of dividends on the Company’s common stock, Messrs. Hersh, Lefkowitz and Thomas shall be entitled to dividend equivalent payments in respect of both vested and unvested Stock Units payable in the form of additional Stock Units.  A total of 26,814 Stock Units, including 1,481 additional Stock Units on accrued dividends, vested on December 31, 2013.  The Stock Units shall become payable within 30 days after the earliest of any of the following triggering events: (a) the executive’s death or disability; (b) the date of the executive’s separation from service to the Company; and (c) the effective date of a change in control, in each case as such terms are defined in the employment agreements of Messrs. Hersh, Lefkowitz and Thomas.  Upon the occurrence of a triggering event, the Stock Units shall be paid in cash based on the closing price of the Company’s common stock on the date of such triggering event.  Total expense recognized by the Company under the Deferred Retirement Compensation Agreements for the year ended December 31, 2013 was $595,000.

12.  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2013 and 2012.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2013 and 2012.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes and mortgages, loans payable and other obligations aggregated approximately $2,407,802,000 and $2,387,732,000 as compared to the book value of approximately $2,362,766,000 and $2,204,389,000 as of December 31, 2013 and 2012, respectively.  The fair value of the Company’s long-term debt is categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2013 and 2012.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2013 and current estimates of fair value may differ significantly from the amounts presented herein.

13.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City and has a tax abatement agreement with Weehawken, New Jersey, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $990,000 for each of the years ended December 31, 2013, 2012 and 2011, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $3.4 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company also has an agreement with the City of Rahway for its Park Square multi-family rental property.  The agreement executed in 2009 provides that real estate taxes will be partially abated, on a declining scale, for four years from 2011 through 2015.

At the conclusion of the above-referenced agreements, it is expected that the properties will be assessed by the municipality and be subject to real estate taxes at the then prevailing rates.

LITIGATION
The Company is a defendant in litigation arising in the normal course of its business activities.  Management does not believe that the ultimate resolution of these matters will have a materially adverse effect upon the Company’s financial condition taken as whole.

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2013, are as follows: (dollars in thousands)

Year	Amount
2014	$367
2015	371
2016	371
2017	267
2018	232
2019 through 2084	15,819

Total	$17,427

Ground lease expense incurred by the Company during the years ended December 31, 2013, 2012 and 2011 amounted to $406,000, $406,000 and $406,000, respectively.

ROSELAND CONTINGENT CONSIDERATION
On October 23, 2012, the Company acquired the real estate development and management businesses (the “Roseland Business”) of Roseland Partners, L.L.C. (“Roseland Partners”), a premier multi-family rental community developer and manager based in Short Hills, New Jersey, and the Roseland Partners’ interests (the “Roseland Transaction”), principally through unconsolidated joint venture interests in various entities which, directly or indirectly, own or have rights with respect to various multi-family rental, commercial properties and vacant land (collectively, the “Roseland Assets”).

The purchase price for the Roseland Transaction included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  The Earn Out largely represents contingent consideration and requires the Company to pay Roseland Partners up to an aggregate maximum of $15.6 million.  The Earn Out is based on defined criteria, as follows: (i) the Roseland Assets component of up to $8.6 million for the completion of certain developments ($2.8 million), and the start of construction on others ($2.8 million), obtaining tax credits/grants on others ($3.0 million), all of which are payable over various periods of up to three years; and (ii) total return to shareholders for up to an additional $7 million, based on a total return to shareholders measured on a three year cumulative basis and on discrete years, both on an absolute basis and in comparison to a peer group.  Each of the Earn Out elements were separately valued as of the acquisition date with an aggregate fair value of contingent consideration of approximately $10 million (representing $6.3 million for the Roseland Assets and $3.7 million for the total return to shareholders component).  During the year ended December 31, 2013, the Company recognized benefits totaling $2.3 million related to declines in fair value in the Earn Out liability, which is included in Interest and other investment income for the period.  Prospectively, the Earn Out liability will be remeasured at fair value quarterly until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting).  As a result of the achievement of certain of the defined criteria, the Company paid Roseland Partners $2.8 million related to the Roseland Assets component of the Earn Out on January 25, 2013.

The purchase consideration for the Roseland Transaction is subject to the return of a portion of the purchase price of up to $2.0 million upon the failure to achieve a certain level of fee revenue from the Roseland Business during the 33-month period following the closing date.  Because the fee target was highly probable, no discount was ascribed to this contingently returnable consideration.  Also, at the closing, approximately $34 million in cash of the purchase price was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and its affiliates.  In April 2013, $6.7 million of the escrow was released to Roseland Partners.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $124.0 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  121 of the Company’s properties, with an aggregate net book value of approximately $1.5 billion, have lapsed restrictions and are subject to these conditions.

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of multi-family rental towers with associated parking and ancillary retail space on land owned by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Harborside Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $315 million, of which development costs of $9.4 million have been incurred through December 31, 2013.  The parties anticipate the first phase will be ready for occupancy by approximately the third quarter of 2016.   In October 2013, the first phase of the project was awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the URL Harborside Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the URL Harborside Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the URL Harborside Project.  The Company will receive capital credit of $30 per approved developable square foot for its land aggregating to approximately $20.3 million at December 31, 2013.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $84 million of the development costs of the project (which is expected to be reduced to the effects of sales proceeds from the anticipated sale of the URL Tax Credits).

The Development Agreement is subject to obtaining required approvals and development financing as well as numerous customary undertakings, covenants, obligations and conditions.  The Company has the right to reasonably determine that any phase of the URL Harborside Project is not economically viable and may elect not to proceed, subject to certain conditions, with no further obligations to Ironstate other than reimbursement to Ironstate of all or a portion of the costs incurred by it to obtain any required approvals.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the fourth quarter of 2014.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the third quarter of 2015 (of which the Company has incurred $4.3 million through December 31, 2013).

14.  TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2033.  Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable commercial operating leases at December 31, 2013 are as follows (dollars in thousands):

Year	Amount
2014	$505,794
2015	457,096
2016	412,904
2017	361,221
2018	277,600
2019 and thereafter	1,078,234

Total	$3,092,849

Multi-family rental property residential leases are excluded from the above table as they generally expire within one year.

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

SHARE REPURCHASE PROGRAM
In September 2012, the Board of Directors renewed and authorized an increase to the Company’s repurchase program (“Repurchase Program”).  The Company has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The Company has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million through December 31, 2013 (none of which has occurred in the year ended December 31, 2013), with a remaining authorization under the Repurchase Program of $139 million.

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

STOCK OPTION PLANS
In May 2013, the Company established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In May 2004, the Company established the 2004 Incentive Stock Plan (the “2004 Plan”) under which a total of 2,500,000 shares had been reserved for issuance.  The 2004 Plan was terminated upon establishment of the 2013 Plan.  No options have been granted through December 31, 2013 under the 2013 Plan or the 2004 Plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Company approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of December 31, 2013 and 2012, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 0.7 and 0.1 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2011	295,676	$29.05	$1,186
Exercised	(107,806)	28.27
Lapsed or Cancelled	(4,000)	28.80
Outstanding at December 31, 2011 ($28.47 – $45.47)	183,870	$29.51	-
Exercised/Cancelled	-	-
Outstanding at December 31, 2012	183,870	$29.51	-
Lapsed or Cancelled	(168,870)	28.53
Outstanding at December 31, 2013 ($35.59 – $45.47)	15,000	$40.54	-
Options exercisable at December 31, 2013	15,000
Available for grant at December 31, 2013	4,499,298

Cash received from options exercised under all stock option plans was zero, zero and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was zero, zero and $496,000, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized no stock options expense for the years ended December 31, 2013, 2012 and 2011, respectively.

RESTRICTED STOCK AWARDS
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 409,294 unvested shares were legally outstanding at December 31, 2013.  Of the Restricted Stock Awards issued to executive officers and senior management, 319,667 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year (“Performance Shares”), with the remaining based on time and service. These Performance Shares are not considered granted until the performance goals are set.  All currently outstanding and unvested Restricted Stock Awards provided to the officers and certain other employees were issued under the 2013 Plan and 2004 Plan.  Currently outstanding and unvested Restricted Stock Awards provided to directors were issued under the 2013 Plan and 2004 Plan.

On September 12, 2012, the Board of Directors of the Company approved the recommendations and ratified the determinations of the Executive Compensation and Option Committee of the Board of Directors (the “Committee”) with respect to new Restricted Stock Awards totaling 319,667 shares for those executive officers in place on such date.  The new Restricted Stock Awards may vest commencing January 1, 2014 and with the number of Restricted Stock Awards scheduled to be vested and earned on each vesting date on an annual basis over a five to seven year vesting schedule, with each annual vesting of each tranche of Restricted Stock Awards being subject to the attainment of annual performance targets to be set by the Committee for each year.  As the Committee determined that the performance targets for the year ended December 31, 2013 were not satisfied, 63,933 shares due to vest on January 1, 2014 did not vest. Such shares may vest on any subsequent vesting date provided that the performance targets for the subsequent calendar year are met. Amounts recorded as compensation expense pertaining to these shares during the year ended December 31, 2013 were reversed.  Accordingly, no compensation expense associated with these shares was recorded in 2013.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2011	239,759	$35.90
Granted (a)	81,736	25.38
Vested	(134,048)	32.39
Outstanding at December 31, 2011	187,447	33.82
Granted (b)	70,758	25.28
Vested	(123,877)	31.30
Outstanding at December 31, 2012	134,328	$31.65
Granted (c) (d)	168,841	23.99
Vested	(149,463)	29.63
Forfeited	(146)	26.36
Outstanding at December 31, 2013 (d)	153,560	$25.20

(a)
Included in the 81,736 Restricted Stock Awards granted in 2011 were 51,970 awards granted to the Company’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Michael Grossman.

(b)	Included in the 70,758 Restricted Stock Awards granted in 2012 were 42,273 awards granted to the Company’s three executive officers, Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas.
(c)
Included in the 168,841 Restricted Stock Awards granted in 2013 were 106,933 awards granted to the Company’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Anthony Krug.

(d)	Includes 63,933 Performance Shares which were granted in 2013 for which the performance goals were not met.

TSR-BASED AWARDS
Also on September 12, 2012, the Board of Directors of the Company approved the recommendations and ratified the determinations of the Committee with respect to new multi-year total stockholder return (“TSR”) based awards (the “TSR-Based Awards”) totaling 5,160 performance shares (the “Performance Shares”) for those executive officers in place on such date, each Performance Share evidencing the right to receive $1,000 in the Company’s common stock upon vesting.  In accordance with the amended and restated TSR-Based Awards agreements entered into between the Company and those executive officers in June 2013, the Performance Shares may vest commencing December 31, 2014, with the number of Performance Shares scheduled to be granted annually over the next four years.  The vesting of each tranche of Performance Shares is subject to the attainment at each performance period end of a minimum stock price and either an absolute TSR target or a relative TSR target (the “TSR Performance Targets”) in comparison to a selection of Peer Group REITs, in each case as shall be fixed by the Committee for each performance period.  TSR, for purposes of the TSR-Based Performance Agreements, shall be equal to the share appreciation in the relevant period.  The Company granted 1,032 Performance Shares in the year ended December 31, 2013, which were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.  The Company has reserved shares of common stock under the 2004 Plan for issuance upon vesting of the Performance Shares in accordance with the terms and conditions of the TSR-Based Awards.

As of December 31, 2013, the Company had $1.2 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.

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

During the years ended December 31, 2013, 2012 and 2011, 22,392, 17,834 and 14,886 deferred stock units were earned, respectively.  As of December 31, 2013 and 2012, there were 136,440 and 115,331 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2013, 2012 and 2011 in accordance with ASC 260, Earning Per Share: (dollars in thousands, except per share amounts)

	Year Ended December 31,
Computation of Basic EPS	2013	2012	2011
Income (loss) from continuing operations	$(89,686)	$37,566	$59,499
Add: Noncontrolling interest in consolidated joint ventures	2,199	330	402
Deduct: Noncontrolling interest in Operating Partnership	10,459	(4,619)	(7,532)
Deduct: Preferred stock dividends	-	-	(1,736)
Income (loss) from continuing operations available to common shareholders	(77,028)	33,277	50,633
Income from discontinued operations available to common
shareholders	62,119	7,645	19,051
Net income (loss) available to common shareholders	$(14,909)	$40,922	$69,684

Weighted average common shares	87,762	87,742	86,047

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.88)	$0.38	$0.59
Income from discontinued operations available to common
shareholders	0.71	0.09	0.22
Net income (loss) available to common shareholders	$(0.17)	$0.47	$0.81

	Year Ended December 31,
Computation of Diluted EPS	2013	2012	2011
Income (loss) from continuing operations available to common shareholders	$(77,028)	$33,277	$50,633
Add: Noncontrolling interest in Operating Partnership	(10,459)	4,619	7,532
Income (loss) from continuing operations for diluted earnings per share	(87,487)	37,896	58,165
Income from discontinued operations for diluted earnings
per share	70,628	8,703	21,888
Net income (loss) available to common shareholders	$(16,859)	$46,599	$80,053

Weighted average common shares	99,785	99,996	98,962

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.88)	$0.38	$0.59
Income from discontinued operations available to common
shareholders	0.71	0.09	0.22
Net income (loss) available to common shareholders	$(0.17)	$0.47	$0.81

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Year Ended December 31,
	2013	2012	2011
Basic EPS shares	87,762	87,742	86,047
Add: Operating Partnership – common units	12,023	12,180	12,808
Stock Options	-	-	18
Restricted Stock Awards	-	74	89
Diluted EPS Shares	99,785	99,996	98,962

Contingently issuable shares under the TSR Award plan were excluded from the denominator in 2013 because they were anti-dilutive for the periods.  Not included in the computations of diluted EPS were 15,000, 183,870 and 15,000 stock options as such securities were anti-dilutive during the years ended December 31, 2013, 2012 and 2011, respectively.  Also not included in the computations of diluted EPS were 409,294 shares of unvested restricted stock for the year ended December 31, 2013.  Unvested restricted stock outstanding as of December 31, 2013, 2012 and 2011 were 409,294, 134,328 and 187,447, respectively.

Dividends declared per common share for the years ended December 31, 2013, 2012 and 2011 were $1.35, $1.80 and $1.80 per share, respectively.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the years ended December 31, 2013, 2012 and 2011:

Common
Units

Balance at January 1, 2011	13,007,668
Redemption of common units for shares of common stock	(810,546)
Balance at December 31 2011	12,197,122
Redemption of common units for shares of common stock	(55,286)
Balance at December 31 2012	12,141,836
Redemption of common units for shares of common stock	(277,061)

Balance at December 31, 2013	11,864,775

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2013, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.7 million as of December 31, 2013.

NONCONTROLLING INTEREST OWNERSHIP
As of December 31, 2013 and 2012, the noncontrolling interest common unitholders owned 11.9 percent and 12.2 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES
The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

PARTICIPATION RIGHTS
The Company’s interests in certain real estate projects (three properties and a future development) each provide for the initial distributions of net cash flow solely to the Company, and thereafter, other parties have participation rights (“Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an internal rate of return (“IRR”) of 10 percent per annum.

17.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it has significantly reduced its operations.  The Company had no revenues from foreign countries recorded for the years ended December 31, 2013, 2012 and 2011.  The Company had no long lived assets in foreign locations as of December 31, 2013, 2012 and 2011.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the years ended December 31, 2013, 2012 and 2011 and selected asset information as of December 31, 2013 and 2012 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
2013	$621,352	$12,792	$25,710	(e)	$7,177	$667,031
2012	634,369	-	4,465	(f)	11,798	650,632
2011	639,114	-	-		13,121	652,235

Total operating and
interest expenses (a):
2013	$285,755	$6,482	$32,415		$135,963	$460,615
2012	276,706	-	5,195		146,116	428,017
2011	279,056	-	-		140,531	419,587

Equity in earnings (loss) of
unconsolidated joint ventures:
2013	$6,280	$(10,615)	$2,008		$-	$(2,327)
2012	5,564	(1,475)	-		-	4,089
2011	2,022	-	-		-	2,022

Net operating income (loss) (b):
2013	$341,877	$(4,305)	$(4,697)		$(128,786)	$204,089
2012	363,227	(1,475)	(730)		(134,318)	226,704
2011	362,080	-	-		(127,410)	234,670

Total assets:
2013	$3,886,574	$377,237	$10,488		$241,029	$4,515,328
2012	4,386,486	65,723	15,018		58,818	4,526,045

Total long-lived assets (c):
2013	$3,620,494	$240,501	$3,468		$3,730	$3,868,193
2012	4,097,049	-	2,945		5,019	4,105,013

Total investments in unconsolidated joint ventures:
2013	$53,160	$127,276	$693		$-	$181,129
2012	69,814	62,525	-		-	132,339

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

(b)	Net operating income represents total revenues less total operating and interest expenses (as defined in Note “a”), plus equity in earnings (loss) of unconsolidated joint ventures, for the period.
(c)	Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and goodwill.
(d)
Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense, construction services revenue and direct construction costs) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(e)	Includes $2,160 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(f)	Includes $230 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Net operating income	$204,089	$226,704	$234,670
Less:
Depreciation and amortization	(182,766)	(174,333)	(175,171)
Loss from early extinguishment of debt	(156)	(4,960)	-
Impairments	(110,853)	(9,845)	-
Income (loss) from continuing operations	(89,686)	37,566	59,499
Discontinued operations:
Income from discontinued operations	11,811	21,878	21,888
Loss from early extinguishment of debt	(703)	-	-
Realized gains (losses) and unrealized losses
on disposition of rental property and impairments, net	59,520	(13,175)	-
Total discontinued operations, net	70,628	8,703	21,888
Net income (loss)	(19,058)	46,269	81,387
Noncontrolling interest in consolidated joint ventures	2,199	330	402
Noncontrolling interest in Operating Partnership	10,459	(4,619)	(7,532)
Noncontrolling interest in discontinued operations	(8,509)	(1,058)	(2,837)
Preferred Stock Dividends	-	-	(1,736)
Net income (loss) available to common shareholders	$(14,909)	$40,922	$69,684

18.   RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Company, David S. Mack, a director of the Company, and Earle I. Mack, a former director of the Company, are the executive officers, directors and stockholders of a corporation that leases approximately 717 square feet on a month-to-month basis, and 6,317 square feet which is scheduled to expire in November 2014, at one of the Company’s office properties.  The Company has recognized $226,000, $238,000 and $253,000 in revenue under this lease for the years ended December 31, 2013, 2012 and 2011, respectively, and had no accounts receivable from the corporation as of December 31, 2013 and 2012.  Certain executive officers of the Company’s Roseland subsidiary and/or their family members (“RG”) directly or indirectly hold small non controlling interests in a certain consolidated joint venture.  Additionally, the Company earned $2,272,000 from entities in which RG has ownership interests.

19. SUBSEQUENT EVENTS

Addition of Member to the Board of Directors

On February 28, 2014, the Company entered into an Agreement (the “L&B Agreement”) with Land & Buildings Investment Management, LLC and Land & Buildings Capital Growth Fund, L.P. (collectively, the “L&B Group”) and Jonathan Litt, in his capacity as a designee of the L&B Group (the “Designee”) to the Company’s board of directors (the “Board”). The L&B Group currently beneficially owns 477,300 shares of the Company’s common stock (the "Common Stock"), which represents approximately 0.5% of the issued and outstanding shares of Common Stock of the Company as of February 28, 2014. The L&B Agreement is effective from February 28, 2014 until the date that is thirty (30) days prior to the first day of the notice period specified in the Company’s advance notice bylaw related to nominations of directors at the 2016 annual meeting of stockholders of the Company (the “Covered Period”), subject to earlier termination of the Covered Period in certain circumstances.

Pursuant to the L&B Agreement, the Company increased the size of the Board from ten (10) to eleven (11) members and appointed the Designee as a Class I Director. During the Covered Period, the L&B Group has agreed to vote in favor of the Company’s slate of directors at the 2014 and 2015 annual meetings of stockholders of the Company and will be subject to certain customary standstill restrictions. See Item 9B Other Information for additional information concerning the terms and conditions of the L&B Agreement.

Departure of Executive Officers

On March 3, 2014, the Company announced that Barry Lefkowitz was leaving his position as Executive Vice President and Chief Financial Officer of the Company effective March 31, 2014.  In connection with Mr. Lefkowitz’s departure, he will receive severance benefits payable pursuant to his employment agreement and outstanding equity compensation awards, including an aggregate cash payment of approximately $3.4 million, vesting of 11,457 newly issued shares of common stock of the Company, and vesting of 68,667 unvested shares of Restricted Stock Awards. The Company also will pay the premiums for the continuation of Mr. Lefkowitz’s existing health insurance for a period up to 48 months following March 31, 2014. In connection with Mr. Lefkowitz's departure, effective March 31, 2014, Anthony Krug, the Company's Chief Accounting Officer, has been appointed Acting Chief Financial Officer.

Also on March 3, 2014, the Company announced that Roger W. Thomas was leaving his position as Executive Vice President, General Counsel and Secretary of the Company effective March 31, 2014.  In connection with Mr. Thomas’ departure, he will receive severance benefits payable pursuant to his employment agreement and outstanding equity compensation awards, including an aggregate cash payment of approximately $3.1 million, acceleration and discretionary full vesting of 33,605 newly issued shares of common stock of the Company, and vesting of 41,000 unvested shares of Restricted Stock Awards. The Company also will pay the premiums for the continuation of Mr. Thomas’ existing health insurance for a period of up to 48 months following September 30, 2014. Mr. Thomas will serve as a consultant to the Company from April 1, 2014 through September 30, 2014 for an aggregate cash compensation of $300,000.

Other

On February 18, 2014 the Company repaid its $200 million, 5.11 percent senior unsecured notes at maturity.

On February 24, 2014, the Company signed agreements with the Keystone Entities to sell 15 of its office properties. See Note 3: Real Estate Transaction – Property Sales.

20.   CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2013	December 31		September 30	June 30	March 31
Total revenues	$165,267		$162,505	$168,346	$170,913
Operating and other expenses	67,862		64,467	58,900	63,245
Direct construction costs	-		609	6,511	7,825
Real estate service salaries	6,907		5,552	5,304	4,953
General and administrative	10,447		12,151	13,111	11,973
Depreciation and amortization	47,666		46,087	45,665	43,348
Impairments (1)	62,153	(2)	48,700	-	-
Total expenses	195,035		177,566	129,491	131,344
Operating Income	(29,768)		(15,061)	38,855	39,569
Interest expense	(31,626)		(30,936)	(31,270)	(29,869)
Interest and other investment income	1,616		187	1,094	6
Equity in earnings (loss) of unconsolidated
joint ventures	(268)		(229)	(80)	(1,750)
Loss from early extinguishment of debt	(156)		-	-	-
Total other (expense) income	(30,434)		(30,978)	(30,256)	(31,613)
Income (loss) from continuing operations	(60,202)		(46,039)	8,599	7,956
Discontinued operations:
Income (loss) from discontinued operations	(9)		2,157	4,530	5,133
Loss from early extinguishment of debt	-		-	(703)	-
Realized gains (losses) and unrealized losses
on disposition of rental property, net	(1,559)	(3)	47,321	13,758	-
Total discontinued operations, net	(1,568)		49,478	17,585	5,133
Net income (loss)	(61,770)		3,439	26,184	13,089
Noncontrolling interest in consolidated joint ventures	237		1,838	62	62
Noncontrolling interest in Operating Partnership	7,167		5,313	(1,048)	(973)
Noncontrolling interest in discontinued operations	187		(5,947)	(2,127)	(622)
Net income (loss) available to common shareholders	$(54,179)		$4,643	$23,071	$11,556

Basic earnings per common share:
Income (loss) from continuing operations	$(0.60)		$(0.45)	$0.09	$0.08
Discontinued operations	(0.02)		0.50	0.17	0.05
Net income (loss) available to common shareholders	$(0.62)		$0.05	$0.26	$0.13

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.60)		$(0.45)	$0.09	$0.08
Discontinued operations	(0.02)		0.50	0.17	0.05
Net income (loss) available to common shareholders	$(0.62)		$0.05	$0.26	$0.13

Dividends declared per common share	$0.30		$0.30	$0.30	$0.45

(1)	Amounts for the year ended December 31, 2013 relate to impairment charges as further described in Note 3: Real Estate Transactions – Impairments on Properties Held and Used.
(2)
During the quarter ended December 31, 2013, the Company identified and recorded an out-of-period adjustment to reflect a charge of $1,260,000 to correct an error in the measurement of its impairment charges on certain properties in the third quarter of 2013. In the third quarter, in measuring the impairments on these properties, the Company did not include certain tenant improvement amounts to be paid for in-place leases in its discounted cash flows used to measure fair value and, as a result, should have recognized larger impairment charges by this aggregate amount. The Company has determined that this adjustment was not material to the quarter ended December 31, 2013 or the prior interim period.

(3)
During the quarter ended December 31, 2013, the Company identified and recorded an out-of-period adjustment to reflect a charge of $1,559,000 to correct an error in its calculation of the gain on sale of rental property on a transaction that closed in the third quarter of 2013. In the third quarter, in recording the gain on the sale transaction, the Company did not include the full consolidated carrying amount of the property in computing the gain and, as a result, should have recognized a smaller gain by this amount. The Company has determined that this adjustment was not material to the quarter ended December 31, 2013 or the prior interim period.

Quarter Ended 2012	December 31	September 30	June 30	March 31
Total revenues	$164,341	$156,797	$162,394	$167,100
Operating and other expenses	60,864	61,380	60,732	58,979
Direct construction costs	4,052	980	4,337	3,278
Real estate service salaries	2,204	536	501	505
General and administrative	12,514	12,580	11,840	10,730
Depreciation and amortization	43,637	43,483	43,669	43,544
Impairments (1)	9,845	-	-	-
Total expenses	133,116	118,959	121,079	117,036
Operating Income	31,225	37,838	41,315	50,064
Interest expense	(29,500)	(30,428)	(31,564)	(30,547)
Interest and other investment income	7	7	7	13
Equity in earnings (loss) of unconsolidated
joint ventures	(662)	2,418	1,733	600
Loss from early extinguishment of debt	(545)	-	(4,415)	-
Total other (expense) income	(30,700)	(28,003)	(34,239)	(29,934)
Income (loss) from continuing operations	525	9,835	7,076	20,130
Discontinued operations:
Income (loss) from discontinued operations	4,455	6,329	5,969	5,125
Realized gains (losses) and unrealized losses
on disposition of rental property and impairments, net	(15,565)	12	(1,634)	4,012
Total discontinued operations, net	(11,110)	6,341	4,335	9,137
Net income (loss)	(10,585)	16,176	11,411	29,267
Noncontrolling interest in consolidated joint ventures	74	85	92	79
Noncontrolling interest in Operating Partnership	(73)	(1,208)	(874)	(2,464)
Noncontrolling interest in discontinued operations	1,357	(772)	(528)	(1,115)
Net income (loss) available to common shareholders	$(9,227)	$14,281	$10,101	$25,767

Basic earnings per common share:
Income (loss) from continuing operations	$0.01	$0.10	$0.07	$0.20
Discontinued operations	(0.12)	0.06	0.04	0.09
Net income (loss) available to common shareholders	$(0.11)	$0.16	$0.11	$0.29

Diluted earnings per common share:
Income (loss) from continuing operations	$0.01	$0.10	$0.07	$0.20
Discontinued operations	(0.12)	0.06	0.04	0.09
Net income (loss) available to common shareholders	$(0.11)	$0.16	$0.11	$0.29

Dividends declared per common share	$0.45	$0.45	$0.45	$0.45

(1)	Amounts for the year ended December 31, 2012 relate to impairment charges as further described in Note 3: Real Estate Transactions – Impairments on Properties Held and Used.

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2013
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (H)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (I)

NEW JERSEY
Bergen County
Fair Lawn
17-17 Rte 208 North (A)	1987	1995	-	3,067	19,415	(4,888)	2,017	15,577	17,594	6,954
Fort Lee
One Bridge Plaza (A)	1981	1996	-	2,439	24,462	8,288	2,439	32,750	35,189	14,397
2115 Linwood Avenue (A)	1981	1998	-	474	4,419	5,478	474	9,897	10,371	3,265
Lyndhurst
210 Clay Avenue (A)	1978	2009	12,767	2,300	11,189	(8,901)	781	3,807	4,588	624
Montvale
135 Chestnut Ridge Road (A)	1981	1997	-	2,587	10,350	1,698	2,588	12,047	14,635	4,706
Paramus
15 East Midland Avenue (A)	1988	1997	12,781	10,375	41,497	1,203	10,374	42,701	53,075	16,888
140 East Ridgewood	1981	1997	12,044	7,932	31,463	6,140	7,932	37,603	45,535	15,460
461 From Road (A)	1988	1997	-	13,194	52,778	2,755	13,194	55,533	68,727	21,421
650 From Road (A)	1978	1997	23,105	10,487	41,949	8,544	10,487	50,493	60,980	21,366
61 South Paramus Road (A) (J)	1985	1997	22,613	9,005	36,018	6,798	9,005	42,816	51,821	17,556
Rochelle Park
120 West Passaic Street (A)	1972	1997	-	1,354	5,415	457	1,357	5,869	7,226	2,265
365 West Passaic Street (A)	1976	1997	12,044	4,148	16,592	4,155	4,148	20,747	24,895	8,502
395 West Passaic Street (A)	1979	2006	9,719	2,550	17,131	493	2,550	17,624	20,174	3,582
Upper Saddle River
1 Lake Street (A)	1994	1997	41,294	13,952	55,812	(37,797)	6,268	25,699	31,967	10,166
10 Mountainview Road (A)	1986	1998	-	4,240	20,485	3,456	4,240	23,941	28,181	9,548
Woodcliff Lake
400 Chestnut Ridge Road (A)	1982	1997	-	4,201	16,802	(6,650)	2,312	12,041	14,353	6,086
470 Chestnut Ridge Road (A)	1987	1997	-	2,346	9,385	(1,504)	1,679	8,548	10,227	3,405
530 Chestnut Ridge Road (A)	1986	1997	-	1,860	7,441	(923)	1,540	6,838	8,378	2,561
50 Tice Boulevard (A)	1984	1994	23,596	4,500	--	26,233	4,500	26,233	30,733	17,398
300 Tice Boulevard (A)	1991	1996	-	5,424	29,688	5,488	5,424	35,176	40,600	14,397

Burlington County
Burlington
3 Terri Lane (B)	1991	1998	-	652	3,433	1,480	658	4,907	5,565	1,967
5 Terri Lane (B)	1992	1998	-	564	3,792	2,429	569	6,216	6,785	2,528
Moorestown
2 Commerce Drive (B)	1986	1999	-	723	2,893	571	723	3,464	4,187	1,267
101 Commerce Drive (B)	1988	1998	-	422	3,528	436	426	3,960	4,386	1,672
102 Commerce Drive (B)	1987	1999	-	389	1,554	372	389	1,926	2,315	685
201 Commerce Drive (B)	1986	1998	-	254	1,694	363	258	2,053	2,311	910
202 Commerce Drive (B)	1988	1999	-	490	1,963	384	490	2,347	2,837	781
1 Executive Drive (B)	1989	1998	-	226	1,453	739	228	2,190	2,418	767
2 Executive Drive (B)	1988	2000	-	801	3,206	548	801	3,754	4,555	1,229
101 Executive Drive (B)	1990	1998	-	241	2,262	883	244	3,142	3,386	1,279
102 Executive Drive (B)	1990	1998	-	353	3,607	370	357	3,973	4,330	1,591
225 Executive Drive (B)	1990	1998	-	323	2,477	438	326	2,912	3,238	1,327
97 Foster Road (B)	1982	1998	-	208	1,382	380	211	1,759	1,970	753
1507 Lancer Drive (B)	1995	1998	-	119	1,106	209	120	1,314	1,434	509
1245 North Church Street (B)	1998	2001	-	691	2,810	135	691	2,945	3,636	1,009
1247 North Church Street (B)	1998	2001	-	805	3,269	278	805	3,547	4,352	1,245

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2013
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (H)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (I)

1256 North Church Street (B)	1984	1998	-	354	3,098	614	357	3,709	4,066	1,407
840 North Lenola Road (B)	1995	1998	-	329	2,366	353	333	2,715	3,048	1,235
844 North Lenola Road (B)	1995	1998	-	239	1,714	298	241	2,010	2,251	801
915 North Lenola Road (B)	1998	2000	-	508	2,034	267	508	2,301	2,809	892
2 Twosome Drive (B)	2000	2001	-	701	2,807	64	701	2,871	3,572	907
30 Twosome Drive (B)	1997	1998	-	234	1,954	484	236	2,436	2,672	1,147
31 Twosome Drive (B)	1998	2001	-	815	3,276	222	815	3,498	4,313	1,195
40 Twosome Drive (B)	1996	1998	-	297	2,393	219	301	2,608	2,909	1,067
41 Twosome Drive (B)	1998	2001	-	605	2,459	176	605	2,635	3,240	826
50 Twosome Drive (B)	1997	1998	-	301	2,330	81	304	2,408	2,712	998

Gloucester County
West Deptford
1451 Metropolitan Drive (B)	1996	1998	-	203	1,189	74	206	1,260	1,466	504

Essex County
Millburn
150 J.F. Kennedy Parkway (A)	1980	1997	-	12,606	50,425	6,840	12,606	57,265	69,871	23,029
Roseland
4 Becker Farm Road (A)	1983	2009	38,820	5,600	38,285	(9,066)	4,271	30,548	34,819	4,905
5 Becker Farm Road (A)	1982	2009	13,092	2,400	11,885	(5,182)	1,492	7,611	9,103	1,371
6 Becker Farm Road (A)	1983	2009	14,051	2,600	15,548	(4,667)	1,883	11,598	13,481	1,817
101 Eisenhower Parkway (A)	1980	1994	-	228	--	21,554	228	21,554	21,782	11,972
103 Eisenhower Parkway (A)	1985	1994	-	--	--	15,915	2,300	13,615	15,915	8,612
105 Eisenhower Parkway (A)	2001	2001	-	4,430	42,898	5,671	3,835	49,164	52,999	21,280
75 Livingston Avenue (A)	1985	2009	10,753	1,900	6,312	(1,712)	1,281	5,219	6,500	892
85 Livingston Avenue (A)	1985	2009	15,054	2,500	14,238	(6,586)	1,471	8,681	10,152	1,389

Hudson County
Jersey City
Harborside Plaza 1 (A)	1983	1996	-	3,923	51,013	27,831	3,923	78,844	82,767	33,158
Harborside Plaza 2 (A)	1990	1996	-	17,655	101,546	21,190	15,094	125,297	140,391	51,776
Harborside Plaza 3 (A)	1990	1996	-	17,655	101,878	20,856	15,093	125,296	140,389	51,776
Harborside Plaza 4A (A)	2000	2000	-	1,244	56,144	14,334	1,244	70,478	71,722	25,364
Harborside Plaza 5 (A)	2002	2002	225,139	6,218	170,682	51,816	5,705	223,011	228,716	73,648
101 Hudson Street (A)	1992	2005	-	45,530	271,376	(1,744)	45,530	269,632	315,162	60,621
Weehawken
500 Avenue at Port Imperial (G)	2013	2013	36,950	13,099	56,669	-	13,099	56,669	69,768	590

Mercer County
Hamilton Township
3 AAA Drive (A)	1981	2007	-	242	3,218	1,532	242	4,750	4,992	1,210
100 Horizon Center Boulevard (B)	1989	1995	-	205	1,676	727	322	2,286	2,608	840
200 Horizon Drive (B)	1991	1995	-	205	3,027	743	355	3,620	3,975	1,574
300 Horizon Drive (B)	1989	1995	-	379	4,355	1,148	529	5,353	5,882	2,308
500 Horizon Drive (B)	1990	1995	-	379	3,395	889	494	4,169	4,663	1,859
600 Horizon Drive (B)	2002	2002	-	-	7,549	651	685	7,515	8,200	2,082

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2013
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (H)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (I)

700 Horizon Drive (A)	2007	2007	-	490	43	16,572	865	16,240	17,105	3,032
2 South Gold Drive (A)	1974	2007	-	476	3,487	634	476	4,121	4,597	678
Princeton
103 Carnegie Center (A)	1984	1996	-	2,566	7,868	2,924	2,566	10,792	13,358	4,789
2 Independence Way (A)	1985	2009	-	1,300	7,246	125	1,300	7,371	8,671	1,177
3 Independence Way (A)	1983	1997	-	1,997	11,391	3,565	1,997	14,956	16,953	6,191
100 Overlook Center (A)	1988	1997	-	2,378	21,754	2,873	2,378	24,627	27,005	9,515
5 Vaughn Drive (A)	1987	1995	-	657	9,800	2,842	657	12,642	13,299	5,901

Middlesex County
East Brunswick
377 Summerhill Road (A)	1977	1997	-	649	2,594	412	649	3,006	3,655	1,266
Edison
343 Thornall Street (A)	1991	2006	-	6,027	39,101	3,273	6,027	42,374	48,401	9,657
New Brunswick
Richmond Court (F)	1997	2013	-	2,992	13,534	-	2,992	13,534	16,526	12
Riverwatch Commons (F)	1995	2013	-	4,169	18,974	-	4,169	18,974	23,143	17
Piscataway
30 Knightsbridge Road, Building 3 (A)	1977	2004	-	1,030	7,269	346	1,034	7,611	8,645	1,850
30 Knightsbridge Road, Building 4 (A)	1977	2004	-	1,433	10,121	385	1,429	10,510	11,939	2,554
30 Knightsbridge Road, Building 5 (A)	1977	2004	-	2,979	21,035	11,584	2,979	32,619	35,598	10,948
30 Knightsbridge Road, Building 6 (A)	1977	2004	-	448	3,161	4,189	448	7,350	7,798	2,066
Plainsboro
500 College Road East (A) (J)	1984	1998	-	614	20,626	5,922	614	26,548	27,162	10,626
Woodbridge
581 Main Street (A)	1991	1997	-	3,237	12,949	26,119	8,115	34,190	42,305	14,339

Monmouth County
Freehold
2 Paragon Way (A)	1989	2005	-	999	4,619	837	999	5,456	6,455	1,369
3 Paragon Way (A)	1991	2005	-	1,423	6,041	1,550	1,423	7,591	9,014	1,931
4 Paragon Way (A)	2002	2005	-	1,961	8,827	(682)	1,961	8,145	10,106	1,733
100 Willow Brook Road (A)	1988	2005	-	1,264	5,573	807	1,264	6,380	7,644	1,604
Holmdel
23 Main Street (A)	1977	2005	29,843	4,336	19,544	9,133	4,336	28,677	33,013	10,253
Middletown			-
One River Center, Building 1 (A)	1983	2004	11,026	3,070	17,414	2,841	2,451	20,874	23,325	6,447
One River Center, Building 2 (A)	1983	2004	12,368	2,468	15,043	3,398	2,452	18,457	20,909	4,279
One River Center, Building 3 (A)	1984	2004	19,655	4,051	24,790	5,979	4,627	30,193	34,820	7,511
Neptune
3600 Route 66 (A)	1989	1995	-	1,098	18,146	6,664	1,098	24,810	25,908	9,000
Wall Township
1305 Campus Parkway (A)	1988	1995	-	335	2,560	336	291	2,940	3,231	1,310
1325 Campus Parkway (B)	1988	1995	-	270	2,928	725	270	3,653	3,923	1,584
1340 Campus Parkway (B)	1992	1995	-	489	4,621	2,137	489	6,758	7,247	3,223
1345 Campus Parkway (B)	1995	1997	-	1,023	5,703	1,692	1,024	7,394	8,418	3,221
1350 Campus Parkway (A)	1990	1995	-	454	7,134	833	454	7,967	8,421	3,641
1433 Highway 34 (B)	1985	1995	-	889	4,321	1,418	889	5,739	6,628	2,408

			MACK-CALI REALTY CORPORATION
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2013
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (H)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (I)

1320 Wyckoff Avenue (B)	1986	1995	-	255	1,285	291	216	1,615	1,831	759
1324 Wyckoff Avenue (B)	1987	1995	-	230	1,439	200	190	1,679	1,869	702

Morris County
Florham Park
325 Columbia Parkway (A)	1987	1994	-	1,564	-	18,058	1,564	18,058	19,622	10,310
Morris Plains
250 Johnson Road (A)	1977	1997	-	2,004	8,016	(4,825)	930	4,265	5,195	1,573
201 Littleton Road (A)	1979	1997	-	2,407	9,627	3,505	2,407	13,132	15,539	4,708
Morris Township
412 Mt. Kemble Avenue (A)	1985	2004	-	4,360	33,167	15,078	4,360	48,245	52,605	14,053
Parsippany
4 Campus Drive (A)	1983	2001	-	5,213	20,984	2,990	5,213	23,974	29,187	8,125
6 Campus Drive (A)	1983	2001	-	4,411	17,796	3,223	4,411	21,019	25,430	7,528
7 Campus Drive (A)	1982	1998	-	1,932	27,788	6,448	1,932	34,236	36,168	13,611
8 Campus Drive (A)	1987	1998	-	1,865	35,456	6,460	1,865	41,916	43,781	16,954
9 Campus Drive (A)	1983	2001	-	3,277	11,796	16,390	5,842	25,621	31,463	9,271
4 Century Drive (A)	1981	2004	-	1,787	9,575	1,636	1,787	11,211	12,998	3,009
5 Century Drive (A)	1981	2004	-	1,762	9,341	2,378	1,762	11,719	13,481	3,174
6 Century Drive (A)	1981	2004	-	1,289	6,848	2,086	1,289	8,934	10,223	2,496
2 Dryden Way (A)	1990	1998	-	778	420	110	778	530	1,308	228
4 Gatehall Drive (A)	1988	2000	-	8,452	33,929	3,963	8,452	37,892	46,344	13,501
2 Hilton Court (A)	1991	1998	-	1,971	32,007	5,550	1,971	37,557	39,528	15,519
1633 Littleton Road (A)	1978	2002	-	2,283	9,550	163	2,355	9,641	11,996	3,934
600 Parsippany Road (A)	1978	1994	-	1,257	5,594	3,140	1,257	8,734	9,991	4,087
1 Sylvan Way (A)	1989	1998	-	1,689	24,699	2,826	1,021	28,193	29,214	11,266
4 Sylvan Way (A)	1983	2009	14,538	2,400	13,486	(8,399)	1,131	6,356	7,487	1,038
5 Sylvan Way (A)	1989	1998	-	1,160	25,214	2,279	1,161	27,492	28,653	11,189
7 Sylvan Way (A)	1987	1998	-	2,084	26,083	35	2,084	26,118	28,202	10,411
14 Sylvan Way (A)	2013	2013	-	13,049	26,841	7,390	13,049	34,231	47,280	671
22 Sylvan Way (A)	2009	2009	-	14,600	44,392	89	14,600	44,481	59,081	7,612
20 Waterview Boulevard (A)	1988	2009	24,375	4,500	27,246	(1,118)	4,208	26,420	30,628	4,021
35 Waterview Boulevard (A)	1990	2006	18,417	5,133	28,059	770	5,133	28,829	33,962	6,723
5 Wood Hollow Road (A)	1979	2004	-	5,302	26,488	16,400	5,302	42,888	48,190	13,894

Passaic County
Totowa
1 Center Court (B)	1999	1999	-	270	1,824	490	270	2,314	2,584	805
2 Center Court (B)	1998	1998	-	191	--	2,247	191	2,247	2,438	981
11 Commerce Way (B)	1989	1995	-	586	2,986	969	586	3,955	4,541	1,672
20 Commerce Way (B)	1992	1995	-	516	3,108	106	516	3,214	3,730	1,428
29 Commerce Way (B)	1990	1995	-	586	3,092	595	586	3,687	4,273	1,522
40 Commerce Way (B)	1987	1995	-	516	3,260	1,600	516	4,860	5,376	1,902
45 Commerce Way (B)	1992	1995	-	536	3,379	563	536	3,942	4,478	1,864
60 Commerce Way (B)	1988	1995	-	526	3,257	626	526	3,883	4,409	1,874
80 Commerce Way (B)	1996	1996	-	227	-	1,393	227	1,393	1,620	574
100 Commerce Way (B)	1996	1996	-	226	-	1,392	226	1,392	1,618	573
120 Commerce Way (B)	1994	1995	-	228	-	1,315	229	1,314	1,543	601
140 Commerce Way (B)	1994	1995	-	229	-	1,313	228	1,314	1,542	601
999 Riverview Drive (A)	1988	1995	-	476	6,024	2,808	1,102	8,206	9,308	3,647

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2013
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (H)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (I)

Somerset County
Basking Ridge
222 Mt. Airy Road (A)	1986	1996	-	775	3,636	2,662	775	6,298	7,073	2,787
233 Mt. Airy Road (A)	1987	1996	-	1,034	5,033	1,237	1,034	6,270	7,304	2,455
Bridgewater
440 Route 22 East (A)	1990	2010	-	3,986	13,658	4,743	3,986	18,401	22,387	2,697
721 Route 202/206 (A)	1989	1997	-	6,730	26,919	9,670	6,730	36,589	43,319	16,854
Warren
10 Independence Boulevard (A)	1988	2009	16,638	2,300	15,499	(6,137)	1,482	10,180	11,662	1,229

Union County
Clark
100 Walnut Avenue (A)	1985	1994	18,792	-	-	18,000	1,822	16,178	18,000	10,509
Cranford
6 Commerce Drive (A)	1973	1994	-	250	-	3,038	250	3,038	3,288	2,296
11 Commerce Drive (A)	1981	1994	-	470	-	5,584	470	5,584	6,054	4,762
12 Commerce Drive (A)	1967	1997	-	887	3,549	1,543	887	5,092	5,979	2,140
14 Commerce Drive (A)	1971	2003	-	1,283	6,344	1,571	1,283	7,915	9,198	2,593
20 Commerce Drive (A)	1990	1994	-	2,346	--	20,973	2,346	20,973	23,319	11,008
25 Commerce Drive (A)	1971	2002	-	1,520	6,186	1,020	1,520	7,206	8,726	2,898
65 Jackson Drive (A)	1984	1994	-	541	-	5,979	542	5,978	6,520	3,852
New Providence
890 Mountain Road (A)	1977	1997	-	2,796	11,185	5,892	3,765	16,108	19,873	6,328
Rahway
Park Square (F)	2011	2013	-	4,000	40,670	37	4,000	40,707	44,707	115

NEW YORK
New York County
New York
125 Broad Street (A)	1970	2007	-	50,191	207,002	37,384	50,191	244,386	294,577	40,324

Rockland County
Suffern
400 Rella Boulevard (A)	1988	1995	-	1,090	13,412	4,156	1,090	17,568	18,658	8,444

Westchester County
Elmsford
11 Clearbrook Road (B)	1974	1997	-	149	2,159	561	149	2,720	2,869	1,119
75 Clearbrook Road (B)	1990	1997	-	2,314	4,716	107	2,314	4,823	7,137	2,068
100 Clearbrook Road (A)	1975	1997	-	220	5,366	1,943	220	7,309	7,529	2,856
125 Clearbrook Road (B)	2002	2002	-	1,055	3,676	(804)	1,055	2,872	3,927	791
150 Clearbrook Road (B)	1975	1997	-	497	7,030	2,427	497	9,457	9,954	3,729
175 Clearbrook Road (B)	1973	1997	-	655	7,473	195	655	7,668	8,323	3,718
200 Clearbrook Road (B)	1974	1997	-	579	6,620	1,477	579	8,097	8,676	3,444
250 Clearbrook Road (B)	1973	1997	-	867	8,647	1,433	867	10,080	10,947	4,004
50 Executive Boulevard (B)	1969	1997	-	237	2,617	398	237	3,015	3,252	1,210
77 Executive Boulevard (B)	1977	1997	-	34	1,104	212	34	1,316	1,350	574
85 Executive Boulevard (B)	1968	1997	-	155	2,507	503	155	3,010	3,165	1,477
101 Executive Boulevard (A)	1971	1997	-	267	5,838	(3,536)	101	2,468	2,569	1,070
300 Executive Boulevard (B)	1970	1997	-	460	3,609	267	460	3,876	4,336	1,694

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2013
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (H)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (I)

350 Executive Boulevard (B)	1970	1997	-	100	1,793	175	100	1,968	2,068	800
399 Executive Boulevard (B)	1962	1997	-	531	7,191	163	531	7,354	7,885	3,118
400 Executive Boulevard (B)	1970	1997	-	2,202	1,846	851	2,202	2,697	4,899	1,148
500 Executive Boulevard (B)	1970	1997	-	258	4,183	459	258	4,642	4,900	1,989
525 Executive Boulevard (B)	1972	1997	-	345	5,499	885	345	6,384	6,729	2,730
700 Executive Boulevard (E)	N/A	1997	-	970	-	-	970	-	970	-
555 Taxter Road (A)	1986	2000	-	4,285	17,205	6,419	4,285	23,624	27,909	10,102
565 Taxter Road (A)	1988	2000	-	4,285	17,205	3,439	4,233	20,696	24,929	7,165
570 Taxter Road (A)	1972	1997	-	438	6,078	(420)	328	5,768	6,096	2,341
1 Warehouse Lane (C) (J)	1957	1997	-	3	268	233	3	501	504	205
2 Warehouse Lane (C) (J)	1957	1997	-	4	672	135	4	807	811	360
3 Warehouse Lane (C) (J)	1957	1997	-	21	1,948	526	21	2,474	2,495	1,209
4 Warehouse Lane (C) (J)	1957	1997	-	84	13,393	4,849	85	18,241	18,326	7,733
5 Warehouse Lane (C) (J)	1957	1997	-	19	4,804	1,535	19	6,339	6,358	3,045
6 Warehouse Lane (C) (J)	1982	1997	-	10	4,419	2,256	10	6,675	6,685	2,351
1 Westchester Plaza (B)	1967	1997	-	199	2,023	469	199	2,492	2,691	1,076
2 Westchester Plaza (B)	1968	1997	-	234	2,726	510	234	3,236	3,470	1,282
3 Westchester Plaza (B)	1969	1997	-	655	7,936	1,115	655	9,051	9,706	3,888
4 Westchester Plaza (B)	1969	1997	-	320	3,729	1,008	320	4,737	5,057	2,016
5 Westchester Plaza (B)	1969	1997	-	118	1,949	457	118	2,406	2,524	1,113
6 Westchester Plaza (B)	1968	1997	-	164	1,998	122	164	2,120	2,284	875
7 Westchester Plaza (B)	1972	1997	-	286	4,321	252	286	4,573	4,859	1,918
8 Westchester Plaza (B)	1971	1997	-	447	5,262	2,392	447	7,654	8,101	3,073
Hawthorne
200 Saw Mill River Road (B)	1965	1997	-	353	3,353	608	353	3,961	4,314	1,656
1 Skyline Drive (A)	1980	1997	-	66	1,711	210	66	1,921	1,987	837
2 Skyline Drive (A)	1987	1997	-	109	3,128	1,502	109	4,630	4,739	1,872
4 Skyline Drive (B)	1987	1997	-	363	7,513	3,065	363	10,578	10,941	4,685
5 Skyline Drive (B)	1980	2001	-	2,219	8,916	1,559	2,219	10,475	12,694	4,168
6 Skyline Drive (B)	1980	2001	-	740	2,971	1,044	740	4,015	4,755	1,908
7 Skyline Drive (A)	1987	1998	-	330	13,013	3,069	330	16,082	16,412	6,220
8 Skyline Drive (B)	1985	1997	-	212	4,410	879	212	5,289	5,501	2,380
10 Skyline Drive (B)	1985	1997	-	134	2,799	732	134	3,531	3,665	1,618
11 Skyline Drive (B) (J)	1989	1997	-	--	4,788	760	-	5,548	5,548	2,095
12 Skyline Drive (B) (J)	1999	1999	-	1,562	3,254	299	1,320	3,795	5,115	1,532
15 Skyline Drive (B) (J)	1989	1997	-	-	7,449	546	-	7,995	7,995	3,508
17 Skyline Drive (A) (J)	1989	1997	-	-	7,269	1,484	-	8,753	8,753	3,455
Tarrytown
200 White Plains Road (A)	1982	1997	-	378	8,367	1,877	378	10,244	10,622	4,477
220 White Plains Road (A)	1984	1997	-	367	8,112	1,818	367	9,930	10,297	4,256
230 White Plains Road (D)	1984	1997	-	124	1,845	107	124	1,952	2,076	817
White Plains
1 Barker Avenue (A)	1975	1997	-	208	9,629	2,222	207	11,852	12,059	4,744
3 Barker Avenue (A)	1983	1997	-	122	7,864	1,649	122	9,513	9,635	3,810
50 Main Street (A)	1985	1997	-	564	48,105	12,822	564	60,927	61,491	25,919
11 Martine Avenue (A)	1987	1997	-	127	26,833	9,150	127	35,983	36,110	15,536
1 Water Street (A)	1979	1997	-	211	5,382	857	211	6,239	6,450	2,642
Yonkers
100 Corporate Boulevard (B)	1987	1997	-	602	9,910	1,476	602	11,386	11,988	4,768
200 Corporate Boulevard South (B)	1990	1997	-	502	7,575	1,538	502	9,113	9,615	3,738
1 Enterprise Boulevard (E)	N/A	1997	-	1,379	-	1	1,380	-	1,380	-
1 Executive Boulevard (A)	1982	1997	-	1,104	11,904	2,592	1,105	14,495	15,600	6,051

MACK-CALI REALTY CORPORATION
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
			December 31, 2013
			(dollars in thousands)
										SCHEDULE III
							Gross Amount at Which
						Costs	Carried at Close of
				Initial Costs		Capitalized	Period (H)
	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (I)

2 Executive Boulevard (D)	1986	1997	-	89	2,439	100	89	2,539	2,628	1,045
3 Executive Boulevard (A)	1987	1997	-	385	6,256	2,059	385	8,315	8,700	3,374
4 Executive Plaza (B)	1986	1997	-	584	6,134	758	584	6,892	7,476	3,022
6 Executive Plaza (B)	1987	1997	-	546	7,246	2,002	546	9,248	9,794	3,550
1 Odell Plaza (B)	1980	1997	-	1,206	6,815	1,994	1,206	8,809	10,015	3,580
3 Odell Plaza (A)	1984	2003	-	1,322	4,777	2,103	1,322	6,880	8,202	2,759
5 Odell Plaza (B)	1983	1997	-	331	2,988	884	331	3,872	4,203	1,870
7 Odell Plaza (B)	1984	1997	-	419	4,418	794	419	5,212	5,631	2,103

CONNECTICUT
Fairfield County
Stamford
1266 East Main Street (A)	1984	2002	-	6,638	26,567	(8,422)	4,311	20,472	24,783	7,226
419 West Avenue (B)	1986	1997	-	4,538	9,246	1,298	4,538	10,544	15,082	4,495
500 West Avenue (B)	1988	1997	-	415	1,679	120	415	1,799	2,214	744
550 West Avenue (B)	1990	1997	-	1,975	3,856	229	1,975	4,085	6,060	1,762
600 West Avenue (B)	1999	1999	-	2,305	2,863	866	2,305	3,729	6,034	1,346
650 West Avenue (B)	1998	1998	-	1,328	-	3,404	1,328	3,404	4,732	1,479

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue, NW (A)	1940	1999	-	14,228	18,571	5,821	14,228	24,392	38,620	9,329
1400 L Street, NW (A)	1987	1998	-	13,054	27,423	7,823	13,054	35,246	48,300	16,075

MARYLAND
Prince George’s County
Greenbelt
Capital Office Park Parcel A (E)	N/A	2009	4,115	840	-	7	847	-	847	-
9200 Edmonston Road (A)	1973/03	2006	5,447	1,547	4,131	(2,482)	610	2,586	3,196	1,298
6301 Ivy Lane (A)	1979/95	2006	-	5,168	14,706	1,141	5,168	15,847	21,015	3,471
6303 Ivy Lane (A)	1980/03	2006	-	5,115	13,860	657	5,115	14,517	19,632	3,854
6305 Ivy Lane (A)	1982/95	2006	-	5,615	14,420	760	5,615	15,180	20,795	3,305
6404 Ivy Lane (A)	1987	2006	-	7,578	20,785	1,973	7,578	22,758	30,336	5,774
6406 Ivy Lane (A)	1991	2006	-	7,514	21,152	1,321	7,514	22,473	29,987	4,288
6411 Ivy Lane (A)	1984/05	2006	-	6,867	17,470	845	6,867	18,315	25,182	4,126
Lanham
4200 Parliament Place (A)	1989	1998	-	2,114	13,546	1,135	1,393	15,402	16,795	6,781

MASSACHUSETTS
Suffolk County
Revere
Alterra at Overlook Ridge IA (F)	2004	2013	-	9,042	50,671	94	9,042	50,765	59,807	1,212
Alterra at Overlook Ridge II (F)	2008	2013	-	12,055	71,409	26	12,055	71,435	83,490	1,427

Projects Under Development
and Developable Land			47,155	123,344	133,078		123,344	133,078	256,422	2,666

Furniture, Fixtures
and Equipment			-	-	-	7,472		7,472	7,472	2,092

TOTALS			746,191	768,583	3,686,241	675,109	750,658	4,379,275	5,129,933	1,400,988

(A)    Office Property
(B)     Office/Flex Property
(C)     Industrial/Warehouse Property
(D)    Stand-alone Retail Property
(E)     Land Lease
(F)     Multi-Family
(G)    Other
(H)    The aggregate cost for federal income tax purposes at December 31, 2013 was approximately $3.1 billion.
(I)      Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(J)     This property is located on land leased by the Company.

MACK-CALI REALTY CORPORATION
NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2013, 2012 and 2011 are as follows: (dollars in thousands)

	2013	2012	2011
Rental Properties
Balance at beginning of year	$5,379,436	$5,279,770	$5,216,720
Additions	317,994	296,079	91,716
Rental property held for sale	(107,205)	(84,716)	-
Properties sold	(256,335)	(34,563)	-
Impairment charge	(149,030)	(20,573)	-
Retirements/disposals	(54,927)	(56,561)	(28,666)
Balance at end of year	$5,129,933	$5,379,436	$5,279,770

Accumulated Depreciation
Balance at beginning of year	$1,478,214	$1,409,163	$1,278,985
Depreciation expense	155,846	157,175	158,559
Rental property held for sale	(35,594)	(23,852)	-
Properties sold	(104,196)	(10,026)	-
Impairment charge	(38,353)	2,058	-
Retirements/disposals	(54,929)	(56,304)	(28,381)
Balance at end of year	$1,400,988	$1,478,214	$1,409,163

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: March 3, 2014	/s/ Barry Lefkowitz
Barry Lefkowitz
Executive Vice President and
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William L. Mack	Chairman of the Board	March 3, 2014
William L. Mack

/s/ Mitchell E. Hersh	President and Chief Executive	March 3, 2014
Mitchell E. Hersh	Officer and Director
(principal executive officer)

/s/ Barry Lefkowitz	Executive Vice President and	March 3, 2014
Barry Lefkowitz	Chief Financial Officer
(principal financial officer)

/s/ Anthony Krug	Chief Accounting Officer	March 3, 2014
Anthony Krug	(principal accounting officer)

/s/ Alan S. Bernikow	Director	March 3, 2014
Alan S. Bernikow

/s/ Kenneth M. Duberstein	Director	March 3, 2014
Kenneth M. Duberstein

Name	Title	Date

/s/ Nathan Gantcher	Director	March 3, 2014
Nathan Gantcher

/s/ David S. Mack	Director	March 3, 2014
David S. Mack

/s/ Alan G. Philibosian	Director	March 3, 2014
Alan G. Philibosian

/s/ Irvin D. Reid	Director	March 3, 2014
Irvin D. Reid

/s/ Vincent Tese	Director	March 3, 2014
Vincent Tese

/s/ Roy J. Zuckerberg	Director	March 3, 2014
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

10.7	Form of Multi-Year Restricted Share Award Agreement (filed as Exhibit 10.1 to the Company’s Form 8-K dated September 12, 2007 and incorporated herein by reference).

10.8	Form of Tax Gross-Up Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K dated September 12, 2007 and incorporated herein by reference).

10.9
Form of Restricted Share Award Agreement effective December 3, 2012 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas. (filed as Exhibit 10.1 to the Company's Form 8-K dated December 3, 2012 and incorporated herein by reference)

10.10
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

10.13
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.14
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.15
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.16
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.17	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.18
Amended and Restated Mack-Cali Realty Corporation Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.19	Mack-Cali Realty Corporation 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 Registration No. 333-188729, and incorporated herein by reference).

10.20
Indemnification Agreement by and between Mack-Cali Realty Corporation and William L. Mack dated October 22, 2002 (filed as Exhibit 10.101 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.21
Indemnification Agreement by and between Mack-Cali Realty Corporation and Mitchell E. Hersh dated October 22, 2002 (filed as Exhibit 10.102 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.22
Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan S. Bernikow dated May 20, 2004 (filed as Exhibit 10.104 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.23
Indemnification Agreement by and between Mack-Cali Realty Corporation and Kenneth M. Duberstein dated September 13, 2005 (filed as Exhibit 10.106 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.24
Indemnification Agreement by and between Mack-Cali Realty Corporation and Nathan Gantcher dated October 22, 2002 (filed as Exhibit 10.107 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.25
Indemnification Agreement by and between Mack-Cali Realty Corporation and David S. Mack dated December 11, 1997 (filed as Exhibit 10.108 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.26
Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan G. Philibosian dated October 22, 2002 (filed as Exhibit 10.109 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.27
Indemnification Agreement by and between Mack-Cali Realty Corporation and Irvin D. Reid dated October 22, 2002 (filed as Exhibit 10.110 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.28
Indemnification Agreement by and between Mack-Cali Realty Corporation and Vincent Tese dated October 22, 2002 (filed as Exhibit 10.111 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.29
Indemnification Agreement by and between Mack-Cali Realty Corporation and Roy J. Zuckerberg dated October 22, 2002 (filed as Exhibit 10.113 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.30
Indemnification Agreement by and between Mack-Cali Realty Corporation and Barry Lefkowitz dated October 22, 2002 (filed as Exhibit 10.114 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.31
Indemnification Agreement by and between Mack-Cali Realty Corporation and Roger W. Thomas dated October 22, 2002 (filed as Exhibit 10.116 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.32
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company's Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.33
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company's Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.34
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

Exhibit
Number	Exhibit Title

10.35
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.36
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company's Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.37
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

10.38
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of The Northwestern Mutual Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008. (filed as Exhibit 10.132 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.39
Promissory Note of M-C Plaza V L.L.C., Cal-Harbor V Urban Renewal Associates, L.P., Cal-Harbor V Leasing Associates L.L.C., as Borrowers, in favor of New York Life Insurance Company, as Lender, in the principal amount of $120,000,000, dated October 28, 2008 (filed as Exhibit 10.133 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.40
Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.41
Amended and Restated Loan Agreement by and among One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, collectively, as Borrowers and Gramercy Warehouse Funding I LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.144 to the Company's Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.42
Amended and Restated Promissory Note of One Grande SPE LLC, 1280 Wall SPE LLC, 10 Sylvan SPE LLC, 5 Independence SPE LLC, 1 Independence SPE LLC, and 3 Becker SPE LLC, as Borrowers, in favor of Gramercy Warehouse Funding I, LLC, as Lender, dated April 29, 2009 (filed as Exhibit 10.145 to the Company's Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.43
Limited Liability Company Membership Interest Purchase and Sale Agreement dated April 29, 2009 by and among Gale SLG NJ LLC, Mack-Cali Ventures L.L.C., SLG Gale 55 Corporation LLC and 55 Corporate Partners L.L.C.  (filed as Exhibit 10.146 to the Company's Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.44
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

10.45
Partial Recourse Guaranty of Mack-Cali Realty, L.P. dated as of January 15, 2010 to The Prudential Insurance Company of America and VPCM, LLC (filed as Exhibit 10.2 to the Company's Form 8-K dated January 15, 2010 and incorporated herein by reference).

10.46
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

10.54
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

10.57
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.176 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.58
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.177 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.59
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre IV in Bergen County, New Jersey (filed as Exhibit 10.178 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.60
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre IV in Bergen County, New Jersey (filed as Exhibit 10.179 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.61
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali F Properties, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Centre VII in Bergen County, New Jersey  (filed as Exhibit 10.180 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.62
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali F Properties, L.P. in favor of VPCM, LLC with respect to Mack-Cali Centre VII in Bergen County, New Jersey (filed as Exhibit 10.181 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.63
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Corp. Center in Bergen County, New Jersey  (filed as Exhibit 10.182 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.64
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Chestnut Ridge, L.L.C. in favor of VPCM, LLC with respect to Mack-Cali Corp. Center in Bergen County, New Jersey (filed as Exhibit 10.183 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.65
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of The Prudential Insurance Company of America with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.184 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.66
Amended, Restated and Consolidated Promissory Note dated January 15, 2010 of Mack-Cali Realty, L.P. in favor of VPCM, LLC with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.185 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.67
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

10.68
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

10.69
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

10.70
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

10.71
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

10.72
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

10.73
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

10.74
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre I in Bergen County, New Jersey (filed as Exhibit 10.193 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.75
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre II in Bergen County, New Jersey (filed as Exhibit 10.194 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.76
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre III in Bergen County, New Jersey (filed as Exhibit 10.195 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.77
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre IV in Bergen County, New Jersey (filed as Exhibit 10.196 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.78
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali F Properties, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Centre VII in Bergen County, New Jersey (filed as Exhibit 10.197 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.79
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

10.80
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.199 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.81
Development Agreement dated December 5, 2011 by and between M-C Plaza VI & VII L.L.C. and Ironstate Development LLC (filed as Exhibit 10.1 to the Company's Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.82	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company's Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.83
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

10.84
Fourth Amended and Restated Revolving Credit Agreement dated as of July 16, 2013 among Mack Cali Realty, L.P., as borrower, Mack-Cali Realty Corporation, as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto, as lenders (filed as Exhibit 10.1 to the Company's Form 8-K dated July 16, 2013 and incorporated herein by reference).

10.85
Multi-Year Restricted Stock Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.86
Multi-Year Restricted Stock Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.2 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.87
Multi-Year Restricted Stock Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.3 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.88
Amended and Restated TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company's Form 8-K dated June 12, 2013 and incorporated herein by reference).

10.89
Amended and Restated TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.2 to the Company's Form 8-K dated June 12, 2013 and incorporated herein by reference).

10.90
Amended and Restated TSR-Based Performance Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.3 to the Company's Form 8-K dated June 12, 2013 and incorporated herein by reference).

10.91
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.7 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.92
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.93
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.9 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.94
Form of Restricted share Award Agreement effective December 10, 2013 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Anthony Krug (filed as Exhibit 10.1 to the Company's Form 8-K dated December 10, 2013 and incorporated herein by reference).

10.95
Form of Restricted Share Award Agreement effective December 10, 2013 by and between Mack-Cali Realty Corporation and each of William L. Mack, Alan S. Bernikow, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg (filed as Exhibit 10.2 to the Company's Form 8-K dated December 10, 2013 and incorporated herein by reference).

10.96
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

10.97
Purchase and Sale Agreement, dated as of January 17, 2013 by and between Overlook Ridge Phase I, L.L.C., Overlook Ridge Phase IB, L.L.C. and Mack-Cali Realty Acquisition Corp. (filed as Exhibit 10.1 to the Company's Form 8-K dated January 17, 2012 and incorporated herein by reference)

10.98
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Pennsylvania Realty Associates, L.P., as seller, and Westlakes KPG III, LLC and Westlakes Land KPG III, LLC, as purchasers (filed as Exhibit 10.1 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.99
Agreement of Sale and Purchase dated as of July 15, 2013 by and between M-C Rosetree Associates, L.P., as seller, and Rosetree KPG III, LLC and Rosetree Land KPG III, LLC, as purchasers (filed as Exhibit 10.2 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.100
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali-R Company No. 1 L.P., as seller, and Plymouth Meeting KPG III, LLC, as purchaser (filed as Exhibit 10.3 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.101
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Stevens Airport Realty Associates L.P., as seller, and Airport Land KPG III, LLC, as purchaser (filed as Exhibit 10.4 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.102
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Airport Realty Associates L.P., as seller, and 100 Airport KPG III, LLC, 200 Airport KPG III, LLC and 300 Airport KPG III, LLC, as purchasers (filed as Exhibit 10.5 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.103
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Mack-Cali Property Trust, as seller, and 1000 Madison KPG III, LLC, as purchaser (filed as Exhibit 10.6 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.104
Agreement of Sale and Purchase dated as of July 15, 2013 by and between Monument 150 Realty L.L.C., as seller, and Monument KPG III, LLC, as purchaser (filed as Exhibit 10.7 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.105
Agreement of Sale and Purchase dated as of July 15, 2013 by and between 4 Sentry Realty L.L.C. and Five Sentry Realty Associates L.P., as sellers, and Four Sentry KPG, LLC and Five Sentry KPG III, LLC, as purchasers (filed as Exhibit 10.8 to the Company's Form 8-K dated July 18, 2013 and incorporated herein by reference).

10.106
Agreement of Sale and Purchase dated as of February 24, 2014 by and between Talleyrand Realty Associates, L.L.C., as seller, and H'Y2 Talleyrand, LLC, as purchaser (filed as Exhibit 10.1 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.107
Agreement of Sale and Purchase dated as of February 24, 2014 by and between 400 Chestnut Realty L.L.C., as seller, and H'Y2 400 Chestnut Ridge, LLC, as purchaser (filed as Exhibit 10.2 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.108
Agreement of Sale and Purchase dated as of February 24, 2014 by and between 470 Chestnut Realty L.L.C., as seller, and H'Y2 470 Chestnut Ridge, LLC, as purchaser (filed as Exhibit 10.3 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.109
Agreement of Sale and Purchase dated as of February 24, 2014 by and between 530 Chestnut Realty L.L.C., as seller, and H'Y2 530 Chestnut Ridge, LLC, as purchaser (filed as Exhibit 10.4 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.110
Agreement of Sale and Purchase dated as of February 24, 2014 by and between Mack-Cali Taxter Associates, L.L.C., as seller, and H'Y2 Taxter, LLC, as purchaser (filed as Exhibit 10.5 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.111
Agreement of Sale and Purchase dated as of February 24, 2014 by and between Mack-Cali CW Realty Associates, L.L.C., as seller, and H'Y2 570 Taxter, LLC, as purchaser (filed as Exhibit 10.6 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.112
Agreement of Sale and Purchase dated as of February 24, 2014 by and between 1717 Realty Associates L.L.C., as seller, and H'Y2 Ruote 208, LLC, as purchaser (filed as Exhibit 10.7 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.113
Agreement of Sale and Purchase dated as of February 24, 2014 by and between Knightsbridge Realty L.L.C., as seller, and H'Y2 400 Knightsbridge, LLC, as purchaser (filed as Exhibit 10.8 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.114
Agreement of Sale and Purchase dated as of February 24, 2014 by and between Kemble Plaza II Realty L.L.C., as seller, and H'Y2 400 Mt Kemble, LLC, as purchaser (filed as Exhibit 10.9 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.115
Agreement of Sale and Purchase dated as of February 24, 2014 by and between 1266 Soundview Realty L.L.C., as seller, and H'Y2 Stamford, LLC, as purchaser (filed as Exhibit 10.10 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.116*	Agreement dated February 28, 2014 by and among Mack-Cali Realty Corporation, Land & Buildings Capital Growth Fund, L.P., Land & Buildings Investment Management,LLC and Jonathan Litt.

10.117*	Settlement and General Release Agreement dated March 1, 2014 by and between Mack-Cali Realty Corporation and Barry Lefkowitz.

10.118*	Settlement and General Release Agreement dated March 1, 2014 by and between Mack-Cali Realty Corporation and Roger W. Thomas.

12.1*	Calculation of Ratios of Earnings to Fixed Charges.

12.2*	Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Security Dividends.

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, and the Company’s Chief Financial Officer, Barry Lefkowitz, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* filed herewith