Form 10-Q
period 2014-03-31
MACK CALI REALTY CORP
filed 2014-04-24
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

 or

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

As of April 21, 2014, there were 88,657,814 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

		MACK-CALI REALTY CORPORATION

		FORM 10-Q

		INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):	3

		Consolidated Balance Sheets as of March 31, 2014	4
		and December 31, 2013

		Consolidated Statements of Operations for the three months	5
		ended March 31, 2014 and 2013

		Consolidated Statement of Changes in Equity for the three months	6
		ended March 31, 2014

		Consolidated Statements of Cash Flows for the three months	7
		ended March 31, 2014 and 2013

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition	50
		and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67

	Item 4.	Controls and Procedures	68

Part II	Other Information

	Item 1.	Legal Proceedings	69

	Item 1A.	Risk Factors	69

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

	Item 3.	Defaults Upon Senior Securities	69

	Item 4.	Mine Safety Disclosures	69

	Item 5.	Other Information	69

	Item 6.	Exhibits	69

Signatures			70

Exhibit Index			71

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

The aforementioned financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in Mack-Cali Realty Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	March 31,	December 31,
ASSETS	2014	2013
Rental property
Land and leasehold interests	$736,058	$750,658
Buildings and improvements	3,884,320	3,915,800
Tenant improvements	432,279	456,003
Furniture, fixtures and equipment	9,116	7,472
	5,061,773	5,129,933
Less – accumulated depreciation and amortization	(1,396,795)	(1,400,988)
	3,664,978	3,728,945
Rental property held for sale, net	51,161	-
Net investment in rental property	3,716,139	3,728,945
Cash and cash equivalents	58,734	221,706
Investments in unconsolidated joint ventures	179,656	181,129
Unbilled rents receivable, net	139,218	136,304
Deferred charges, goodwill and other assets	228,730	218,519
Restricted cash	20,620	19,794
Accounts receivable, net of allowance for doubtful accounts
of $1,962 and $2,832	11,246	8,931

Total assets	$4,354,343	$4,515,328

LIABILITIES AND EQUITY
Senior unsecured notes	$1,416,843	$1,616,575
Revolving credit facility	70,000	-
Mortgages, loans payable and other obligations	745,444	746,191
Dividends and distributions payable	30,145	29,938
Accounts payable, accrued expenses and other liabilities	147,357	121,286
Rents received in advance and security deposits	50,175	53,730
Accrued interest payable	23,259	29,153
Total liabilities	2,483,223	2,596,873
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
88,630,146 and 88,247,591 shares outstanding	886	882
Additional paid-in capital	2,546,233	2,539,326
Dividends in excess of net earnings	(939,837)	(897,849)
Total Mack-Cali Realty Corporation stockholders’ equity	1,607,282	1,642,359

Noncontrolling interests in subsidiaries:
Operating Partnership	208,877	220,813
Consolidated joint ventures	54,961	55,283
Total noncontrolling interests in subsidiaries	263,838	276,096

Total equity	1,871,120	1,918,455

Total liabilities and equity	$4,354,343	$4,515,328

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended
	March 31,
REVENUES	2014	2013
Base rents	$134,051	$133,623
Escalations and recoveries from tenants	25,568	19,488
Construction services	-	8,226
Real estate services	6,692	6,443
Parking income	2,114	1,392
Other income	1,171	1,741
Total revenues	169,596	170,913

EXPENSES
Real estate taxes	24,351	21,649
Utilities	28,281	16,288
Operating services	29,222	25,308
Direct construction costs	-	7,825
Real estate services expenses	6,709	4,953
General and administrative	22,881	11,973
Depreciation and amortization	44,985	43,348
Total expenses	156,429	131,344
Operating income	13,167	39,569

OTHER (EXPENSE) INCOME
Interest expense	(29,946)	(29,869)
Interest and other investment income	386	6
Equity in earnings (loss) of unconsolidated joint ventures	(1,235)	(1,750)
Total other (expense) income	(30,795)	(31,613)
Income (loss) from continuing operations	(17,628)	7,956
Discontinued operations:
Income from discontinued operations	-	5,133
Total discontinued operations	-	5,133
Net income (loss)	(17,628)	13,089
Noncontrolling interest in consolidated joint ventures	322	62
Noncontrolling interest in Operating Partnership	2,008	(973)
Noncontrolling interest in discontinued operations	-	(622)
Net income (loss) available to common shareholders	$(15,298)	$11,556

Basic earnings per common share:
Income (loss) from continuing operations	$(0.17)	$0.08
Discontinued operations	-	0.05
Net income (loss) available to common shareholders	$(0.17)	$0.13

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.17)	$0.08
Discontinued operations	.	0.05
Net income (loss) available to common shareholders	$(0.17)	$0.13

Basic weighted average shares outstanding	88,289	87,669

Diluted weighted average shares outstanding	99,876	99,849

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

			Additional	Dividends in	Noncontrolling
	Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2014	88,248	$882	$2,539,326	$(897,849)	$276,096	$1,918,455
Net income (loss)	-	-	-	(15,298)	(2,330)	(17,628)
Common stock dividends	-	-	-	(26,690)	-	(26,690)
Common unit distributions	-	-	-	-	(3,455)	(3,455)
Redemption of common units
for common stock	347	3	6,449	-	(6,452)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	2	-	45	-	-	45
Director deferred compensation plan	-	-	117	-	-	117
Stock compensation	33	1	275	-	-	276
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	21	-	(21)	-
Balance at March 31, 2014	88,630	$886	$2,546,233	$(939,837)	$263,838	$1,871,120

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended
	March 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net income (loss)	$(17,628)	$13,089
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	45,461	43,389
Depreciation and amortization on discontinued operations	-	3,453
Amortization of deferred stock units	117	-
Amortization of stock compensation	4,543	606
Amortization of deferred financing costs and debt discount	769	773
Equity in loss of unconsolidated joint venture, net	1,235	1,750
Distributions of cumulative earnings from unconsolidated joint ventures	1,811	453
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(2,908)	(6,335)
Increase in deferred charges, goodwill and other assets	(15,745)	(8,862)
Decrease in accounts receivable, net	(2,316)	74
Increase in accounts payable, accrued expenses and other liabilities	21,579	9,797
Decrease in rents received in advance and security deposits	(3,554)	(3,339)
Increase in accrued interest payable	(5,894)	(5,783)

Net cash provided by operating activities	$27,470	$49,065

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$-	$(61,318)
Rental property additions and improvements	(14,600)	(25,214)
Development of rental property, other related costs and deposits	(7,357)	(9,121)
Investment in unconsolidated joint ventures	(1,889)	(30,523)
Distributions in excess of cumulative earnings from
unconsolidated joint ventures	456	1,233
Increase in restricted cash	(826)	(1,080)

Net cash used in investing activities	$(24,216)	$(126,023)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$70,000	$153,500
Repayment of revolving credit facility	-	(61,500)
Repayment of senior unsecured notes	(200,000)	-
Proceeds from mortgages and loans payable	425	1,363
Repayment of mortgages, loans payable and other obligations	(2,793)	(2,643)
Payment of contingent consideration	(3,936)	(2,755)
Payment of financing costs	-	(236)
Payment of dividends and distributions	(29,922)	(44,832)

Net cash (used in) provided by financing activities	$(166,226)	$42,897

Net increase (decrease) in cash and cash equivalents	$(162,972)	$(34,061)
Cash and cash equivalents, beginning of period	221,706	58,245

Cash and cash equivalents, end of period	$58,734	$24,184

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of March 31, 2014, the Company owned or had interests in 279 properties, consisting of 267 commercial properties, primarily class A office and office/flex properties, totaling approximately 31.0 million square feet, leased to approximately 2,000 commercial tenants, and 12 multi-family rental properties containing over 3,600 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 252 buildings, primarily office and office/flex buildings totaling approximately 30.5 million square feet (which include 22 buildings, primarily office buildings aggregating approximately 2.9 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, 12 multi-family properties totaling 3,678 apartments (which include seven properties aggregating 2,597 apartments owned by unconsolidated joint ventures in which the Company has investment interests), five parking/retail properties totaling approximately 121,500 square feet (which include two buildings aggregating 81,500 square feet  owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

As of March 31, 2014 and December 31, 2013, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $223.1 million and $219.9 million, respectively, mortgages of $84.4 million and $81.9 million, respectively, and other liabilities of $14 million and $18.3 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition–related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.9 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $49.2 million and $40.8 million as of March 31, 2014 and December 31, 2013, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

The Company considers a construction project as substantially completed and held available for occupancy upon the substantial completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup).  If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project.  The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy, primarily based on a percentage of the relative square footage of each portion, and capitalizes only those costs associated with the portion under construction.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $769,000 and $773,000 for the three months ended March 31, 2014 and 2013, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) from early extinguishment of debt.

Deferred
Leasing Costs
Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, approximated $1,031,000 and $1,173,000 for the three months ended March 31, 2014 and 2013, respectively.

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

Income and
Other Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, the Company generally will not be subject to corporate federal income tax (including alternative minimum tax) on net income that it currently distributes to its shareholders, provided that the Company satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income (determined by excluding any net capital gains) to its shareholders.  If and to the extent the Company retains and does not distribute any net capital gains, the Company will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.  The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.   The Company has conducted business through its TRS entities for certain property management, development, construction and other related services, as well as to hold a joint venture interest in a hotel and other matters.  As of March 31, 2014, the Company had a deferred tax asset with a balance of approximately $14.4 million which has been fully reserved for through a valuation allowance.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of March 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2009 forward.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at March 31, 2014 represents dividends payable to common shareholders (88,461,183 shares) and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (11,518,069 common units) for all such holders of record as of April 3, 2014 with respect to the first quarter 2014.  The first quarter 2014 common stock dividends and common unit distributions of $0.30 per common share and unit were approved by the Board of Directors on March 11, 2014.  The common stock dividends and common unit distributions payable were paid on April 11, 2014.

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

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), TSR-based Performance Shares and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $3,387,000 (which includes $3,203,000 related to the departure of executive vice presidents.  See Note 13: Commitments and Contingencies – Departure of Executive Vice Presidents) and $845,000 for the three months ended March 31, 2014 and 2013, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the three months ended March 31, 2014 and 2013, and no accumulated other comprehensive income as of March 31, 2014 and December 31, 2013.

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

Discontinued
Operations
In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity.  This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.  See Note 7: Discontinued Operations.

3.    REAL ESTATE TRANSACTIONS

Acquisitions

On April 10, 2014, the Company acquired Andover Place, a 220-unit multi-family rental property located in Andover, Massachusetts, for approximately $37.7 million in cash. The purchase price for the property was financed primarily through borrowings under the Company’s unsecured revolving credit facility.

Rental Property Held for Sale

On March 11, 2014, the Company entered into an agreement to sell its 249,409 square foot office property located at 22 Sylvan Way in Parsippany, New Jersey for approximately $96.6 million. The Company identified this property as held for sale at March 31, 2014. The Company early adopted the new discontinued operations standard.  As the sale of this property will not represent a strategic shift, it has not been reflected as part of discontinued operations. The Company completed the sale of the property on April 23, 2014.

The following table summarizes income from this property for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Total revenues	$1,842	$1,838
Operating and other expenses	(317)	(311)
Depreciation and amortization	(309)	(394)

Income from property held for sale	1,216	1,133

Pending Partial Sale and Joint Venture

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

The formation of the joint ventures and the completion of the sale of the properties to the joint ventures are subject to the Keystone Entities’ completion of due diligence by April 30, 2014, which may be extended for a 30-day period, and normal and customary closing conditions.  There can be no assurance that the transaction will be consummated.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2014, the Company had an aggregate investment of approximately $179.7 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of March 31, 2014, the unconsolidated joint ventures owned: 21 office and two retail properties aggregating approximately 2.6 million square feet, seven multi-family properties totaling 2,597 apartments, a 350-room hotel, a senior mezzanine loan position in the capital stack of a 1.7 million square foot commercial property; development projects for up to approximately 2,976 apartments; and interests and/or rights to developable land parcels able to accommodate up to 3,708 apartments and 1.2 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 80 percent subject to specified priority allocations in certain of the joint ventures.

On October 23, 2012, the Company acquired the real estate development and management businesses (the “Roseland Business”) of Roseland Partners, L.L.C. (“Roseland Partners”), a premier multi-family rental community developer and manager based in Short Hills, New Jersey, and the Roseland Partners’ interests (the “Roseland Transaction”), principally through unconsolidated joint venture interests in various entities which, directly or indirectly, own or have rights with respect to various residential and/or commercial properties or vacant land (collectively, the “Roseland Assets”).  The locations of the properties extend from New Jersey to Massachusetts, with the majority of the properties located in New Jersey.  Certain of the entities which own the Roseland Assets are controlled by the Company upon acquisition and are therefore consolidated. However, many of the entities are not controlled by the Company and, therefore, are accounted for under the equity method as investments in unconsolidated joint ventures.

The amounts reflected in the following tables (except for the Company’s share of equity in earnings) are based on the historical financial information of the individual joint ventures.  The Company does not record losses of the joint ventures in excess of its investment balances unless the Company is liable for the obligations of the joint venture or is otherwise committed to provide financial support to the joint venture.  The outside basis portion of the Company’s joint ventures is amortized over the anticipated useful lives of the underlying ventures’ tangible and intangible assets acquired and liabilities assumed.  Unless otherwise noted below, the debt of the Company’s unconsolidated joint ventures generally is non-recourse to the Company, except for customary exceptions pertaining to such matters as intentional misuse of funds, environmental conditions, and material misrepresentations.  The Company had $504,000 and $523,000 in accounts receivable due from its unconsolidated joint ventures as of March 31, 2014 and December 31, 2013.

Included in the Company’s investments in unconsolidated joint ventures as of March 31, 2014 are six unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $9.4 million as of March 31, 2014.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $18.2 million, which includes the Company’s current investment and estimated future funding commitments of approximately $8.8 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of March 31, 2014 and December 31, 2013: (dollars in thousands)

	March 31,	December 31,
	2014	2013
Assets:
Rental property, net	$914,163	$755,049
Loan receivable	45,772	45,050
Other assets	437,516	582,990
Total assets	$1,397,451	$1,383,089
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$678,432	$637,709
Other liabilities	85,048	87,231
Partners'/members' capital	633,971	658,149
Total liabilities and
partners'/members' capital	$1,397,451	$1,383,089

The following is a summary of the Company’s investments in unconsolidated joint ventures as of March 31, 2014 and December 31, 2013: (dollars in thousands)

	March 31,	December 31,
Entity	2014	2013
Plaza VIII & IX Associates, L.L.C.	$3,804	$3,702
South Pier at Harborside (a)	-	-
Red Bank Corporate Plaza, L.L.C.	4,153	4,046
12 Vreeland Associates, L.L.C.	5,604	5,514
Stamford SM LLC	36,835	36,258
Marbella RoseGarden, L.L.C.	15,791	15,797
RoseGarden Monaco Holdings, L.L.C.	2,925	3,201
Rosewood Lafayette Holdings, L.L.C.	641	857
PruRose Port Imperial South 15, LLC	-	-
Rosewood Morristown, L.L.C.	6,336	6,455
Overlook Ridge JV, L.L.C.	-	-
Overlook Ridge, L.L.C.	-	-
Overlook Ridge JV 2C/3B, L.L.C.	-	-
Roseland/North Retail, L.L.C.	1,906	1,930
BNES Associates III	1,790	1,753
Portside Master Company, L.L.C.	2,950	3,207
PruRose Port Imperial South 13, LLC	1,982	2,206
Roseland/Port Imperial Partners, L.P.	2,017	2,068
RoseGarden Marbella South, L.L.C.	7,951	7,567
PruRose Riverwalk G, L.L.C.	2,579	3,117
Elmajo Urban Renewal Associates, LLC	91	203
Estuary Urban Renewal Unit B, LLC	-	24
RiverPark at Harrison I, L.L.C.	3,808	3,655
RoseGarden Monaco, L.L.C.	1,239	1,224
Hillsborough 206 Holdings, L.L.C.	1,962	1,962
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	337	337
Crystal House Apartments Investors LLC	26,326	26,838
KPG-P 100 IMW JV, LLC	1,234	1,887
Capitol Place Mezz LLC	47,302	46,628
Other	93	693
Company's investment in unconsolidated joint ventures	$179,656	$181,129

(a)
The negative investment balance for this joint venture of $2,308,018 and $1,706,000 as of March 31, 2014 and December 31, 2013, respectively, were included in accounts payable, accrued expenses and other liabilities.

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three months ended March 31, 2014 and 2013: (dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Total revenues	$30,993	$12,420
Operating and other expenses	(18,353)	(7,948)
Depreciation and amortization	(8,368)	(3,091)
Interest expense	(6,341)	(2,012)
Net income (loss)	$(2,069)	$(631)

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three months ended March 31, 2014 and 2013: (dollars in thousands)

	Three Months Ended
	March 31,
Entity	2014	2013
Plaza VIII & IX Associates, L.L.C.	$102	$9
South Pier at Harborside	398	(511)
Red Bank Corporate Plaza, L.L.C.	99	101
12 Vreeland Associates, L.L.C.	89	(92)
Stamford SM LLC	916	885
Marbella RoseGarden, L.L.C.	(6)	(111)
RoseGarden Monaco Holdings, L.L.C.	(277)	(399)
Rosewood Lafayette Holdings, L.L.C.	(216)	(290)
PruRose Port Imperial South 15, LLC	-	(606)
Rosewood Morristown, L.L.C.	(98)	(124)
Overlook Ridge JV, L.L.C.	(46)	-
Overlook Ridge, L.L.C.	-	-
Overlook Ridge JV 2C/3B, L.L.C.	62	(73)
Roseland/North Retail, L.L.C.	(24)	(49)
BNES Associates III	36	(69)
Portside Master Company, L.L.C.	(213)	(45)
PruRose Port Imperial South 13, LLC	(206)	(133)
Roseland/Port Imperial Partners, L.P.	(164)	-
RoseGarden Marbella South, L.L.C.	-	(18)
PruRose Riverwalk G, L.L.C.	(538)	(186)
Elmajo Urban Renewal Associates, LLC	(112)	(115)
Estuary Urban Renewal Unit B, LLC	(15)	-
RiverPark at Harrison I, L.L.C.	-	-
RoseGarden Monaco, L.L.C.	-	-
Hillsborough 206 Holdings, L.L.C.	(5)	-
Grand Jersey Waterfront Urban Renewal Associates, L.L.C.	(37)	-
Crystal House Apartments Investors LLC	(327)	13
KPG-P 100 IMW JV, LLC	(653)	-
Capitol Place Mezz LLC	-	-
Other	-	63
Company's equity in earnings (loss) of unconsolidated joint ventures	$(1,235)	$(1,750)

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

The venture has a non-recourse mortgage loan with a balance as of March 31, 2014 of $62.5 million collateralized by the hotel property.  The loan carries an interest rate of 6.15 percent and matures in November 2016.  The venture also has a loan with a balance as of March 31, 2014 of $4.6 million with the City of Jersey City, provided by the U.S. Department of Housing and Urban Development.  The loan currently bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 2020.  The Company has posted a $4.6 million letter of credit in support of this loan, half of which is indemnified by Hyatt.

Red Bank Corporate Plaza
The Company has a joint venture with The PRC Group, which owns Red Bank Corporate Plaza, a 92,878 square foot office building located in Red Bank, New Jersey.  The property is fully leased to Hovnanian Enterprises, Inc. through September 30, 2017.  The Company holds a 50 percent interest in the venture.

The venture has a $16.4 million mortgage loan collateralized by the office property, which bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 300 basis points and matures in May 2016.  LIBOR was 0.15 percent at March 31, 2014.  The loan includes contingent guarantees for a portion of the principal by the Company based on certain conditions.  On September 22, 2011, the venture entered into an interest rate swap agreement with a commercial bank.  The swap agreement fixes the all-in rate to 3.99375 percent per annum on an initial notional amount of $13.65 million and then adjusting in accordance with an amortization schedule, which is effective from October 17, 2011 through loan maturity.

The Company performed management, leasing, and other services for the property owned by the joint venture and recognized $26,700 and $27,000 in fees for such services in the three months ended March 31, 2014 and 2013, respectively.

12 Vreeland Associates, L.L.C.
The Company entered into a joint venture to form M-C Vreeland, LLC (“M-C Vreeland”), which acquired a 50 percent interest in 12 Vreeland Associates, L.L.C., which owns a 139,750 square foot office property located at 12 Vreeland Road, Florham Park, New Jersey.

On June 18, 2013, 12 Vreeland Associates, L.L.C. obtained a mortgage loan which is collateralized by its office property.  The venture subsequently distributed $14.8 million of the loan proceeds, of which the Company’s share was $7.4 million.  The amortizable loan with a balance of $15.1 million as of March 31, 2014 bears interest at 2.87 percent and matures in July 2023.

The operating agreement of M-C Vreeland provides, among other things, for the Participation Rights (see Note 16: Noncontrolling Interests in Subsidiaries – Participation Rights).

Stamford SM LLC
On February 17, 2012, the Company entered into a joint venture to form Stamford SM L.L.C. (“Stamford SM”) which acquired a senior mezzanine loan (the “Mezz Loan”) position in the capital stack of a 1.7 million square foot class A portfolio in Stamford, Connecticut for $40 million.  The Mezz Loan has a face value of $50 million and is secured by the equity interests in a seven-building portfolio containing 1.67 million square feet of class A office space and 106 residential rental units totaling 70,500 square feet, all located in the Stamford Central Business District.  The interest-only Mezz Loan has a carrying value of $45.8 million as of March 31, 2014.  The Mezz Loan is subject to an agreement, which provides subject to certain conditions, that principal proceeds above $47 million are paid to another party.  The Mezz Loan bears interest at LIBOR plus 325 basis points and matures in August 2014.

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

In general, the operating agreement of PruRose/Marbella provides that operating cash flows are distributed to members first to Prudential-Marbella and then to RoseGarden based on a 9.5 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, Prudential-Marbella had a capital balance of $7.6 million and RoseGarden had a capital balance of $0.1 million.  There was no accumulated unpaid operating return as of March 31, 2014.

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

PruRose/Marbella has a mortgage loan, with a balance of $95 million as of March 31, 2014, which bears interest at 4.99 percent and matures in May 2018.  The interest-only loan is collateralized by the Marbella Property.

The Company performed management, leasing, and other services for PruRose/Marbella and recognized $100,000 and $95,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

In general, the operating agreement of PruRose Monaco provides that operating cash flows are distributed to members first to Prudential and then to Monaco Holdings based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, Prudential had a capital balance of $76 million and an accumulated unpaid operating return of $5.3 million.  It is not anticipated that Monaco Holdings will be required to fund any capital.

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

PruRose Monaco has an interest-only mortgage loan, collateralized by the property with a balance of $165 million as of March 31, 2014.  The mortgage loan bears interest at 4.19 percent and matures in February 2021.

The Company performed management, leasing, and other services for PruRose Monaco and recognized $119,000 and $121,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

In general, the operating agreement of Rosewood Lafayette provides that operating cash flows are distributed to members first to Prudential and then to Rosewood based on an eight percent operating return to December 23, 2012 and nine percent thereafter on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, Prudential had a capital balance of $29.9 million and an accumulated unpaid operating return of $2.9 million.  It is anticipated that Rosewood will be required to fund capital of approximately $160,000, of which the Company’s share is $80,000.

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

Rosewood Lafayette has a mortgage loan, with a balance of $39.2 million as of March 31, 2014, which bears interest at four percent and matures in July 2015.  The loan requires principal and interest payments based on a 30-year amortization schedule and is collateralized by the Highlands Property.

The Company performed management, leasing, and other services for Rosewood Lafayette and recognized $49,000 and $46,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

Port Imperial 15 is owned 50 percent by the Company and 50 percent by PRII Port Imperial South 15, LLC (“Prudential-Port”).

In general, the operating agreement of Port Imperial 15 provides that operating cash flows are distributed to members first to Prudential-Port and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, Prudential-Port had a capital balance of $34.5 million and an accumulated unpaid operating return of $5.0 million.  It is not anticipated that the Company will be required to fund any capital.

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

Port Imperial 15 had a mortgage loan, with a balance of $57 million which bore interest at LIBOR plus 235 basis points and was scheduled to mature in August 2013.  On August 29, 2013, Port Imperial 15 refinanced such mortgage loan.  The new loan has a balance of $57.5 million as of March 31, 2014, bears interest at 4.32 percent and matures in September 2020.   The interest-only loan is collateralized by the RiversEdge Property.

The Company performed management, leasing, and other services for Port Imperial 15 and recognized $59,000 and $61,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

Rosewood Morristown, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 50 percent interest in Rosewood Morristown, L.L.C. (“Rosewood Morristown”) with the remaining interest owned by Woodmont Epsteins, L.L.C.

Rosewood Morristown owns a 50 percent interest in Morristown Epsteins, L.L.C. (“Morristown”) with the remaining 50 percent owned by a third party.  Morristown owns an interest in a 76-unit-for-sale luxury condominium community (the “40 Park Condominiums Property”), three of which were unsold at acquisition and subsequently sold by the second quarter 2013.  Morristown also owns land where it intends to build a 59-unit, five-story multi-family rental property (the “Lofts at 40 Park Property”).  Morristown also owns a 50 percent residual interest in the entity that owns a 130-unit multi-family rental and 10,034 square feet retail building (the “Metropolitan Property”) and a 50,973 square feet of retail building (the “Shops at 40 Park Property”), Epsteins B Rentals, L.L.C. (“Epsteins”), with the remaining interest owned by Prudential.  All of the properties are located in Morristown, New Jersey.

The operating agreement of Morristown provides, among other things, for the distribution of net available cash to the members, as follows:

•	to pay accrued and unpaid interest at a rate of eight percent on the balance note, as defined;
•	to Rosewood Morristown in an amount equal to its current year’s annual preferred return rate of eight percent on its adjusted capital, as defined;
•	to pay the outstanding balance remaining on the balance note, which was $975,000 as of March 31, 2014;
•	to Rosewood Morristown in an amount equal to its adjusted capital balance, which was $3.2 million as of March 31, 2014; and
•	to the members in accordance with their ownership percentages.

The operating agreement of Rosewood Morristown provides, among other things, for the distribution of net cash flow to the members in accordance with their ownership percentages.

PR II/Morristown Prudential, LLC, an affiliate of Prudential, has a 15 percent participating interest in the net sales proceeds from the sale of the 40 Park Condominiums Property units, as defined, pursuant to an August 2011 Participation Agreement, related to a previously satisfied mezzanine loan.

In general, the operating agreement of Epsteins provides that operating cash flows are distributed to members first to Prudential and then to Rosewood Morristown based on a nine percent return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, Prudential had a capital balance of $20.7 million and Rosewood Morristown had a capital balance of $0.7 million.  There was no accumulated unpaid operating return as of March 31, 2014.

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

Morristown has a mortgage loan, with a balance of $1.1 million as of March 31, 2014, which bears interest at LIBOR plus 250 basis points and matures in September 2014.  The loan is collateralized by the Lofts at 40 Park Property and is fully guaranteed by the Company.

The Company performed management, leasing, and other services for Epsteins and recognized $46,000 and $43,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

In general, the operating agreement of LR Overlook provides, among other things, for distributions of cash flow to the members in accordance with their ownership percentages, subject to the repayment of priority partnership loans.  As of March 31, 2014, Lennar has a priority partnership loan of $18.8 million, which has an accrued interest balance of $16.5 million.

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

LR Overlook has mortgage loans, with a balance of $69.7 million as of March 31, 2014, which mature in March 2016.  The senior loan, with a balance of $52.7 million, which bears interest at LIBOR plus 200 basis points is collateralized by the Quarrystone I property.  The junior loan, with a balance of $17 million, which bears interest at LIBOR plus 90 basis points is collateralized by a $17 million letter of credit provided by an affiliate of Lennar.

LR Overlook Phase III has a mortgage loan, with a balance of $5.7 million as of March 31, 2014, which bears interest at a rate of LIBOR plus 250 basis points and matures in April 2015.  The loan provides, subject to certain conditions a one-year extension option with a fee of 25 basis points.  The interest-only loan is collateralized by the Overlook Phase III Land.  The Company has guaranteed repayment of up to $1.5 million and all interest under the loan.

The Company performed management, leasing, and other services for LR Overlook and recognized $47,000 and $45,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

In addition, the operating agreement provides that both Rowe and the Company receive a notional land capital account based on the development of each Overlook Land, as defined.  Based on the anticipated development of each remaining Overlook Land, the total notional land capital account is approximately $20 million, and is allocated approximately 97 percent to Rowe and three percent to the Company.

Overlook Ridge has a mortgage loan collateralized by Overlook Land, not to exceed $17.4 million, with a balance of $16.8 million as of March 31, 2014.  The loan bears interest at a rate of LIBOR plus 350 basis points and matures in June 2014.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.  The Company has guaranteed repayment of the outstanding principal balance of the loan.

Overlook Ridge JV 2C/3B, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 25 percent indirect residual interest in a to-be-built, 371-unit multi-family rental development spanning four buildings (the “Overlook 2C/3B Project”) which is located in Malden, Massachusetts.  Construction began in January 2013 with initial deliveries (available for rental) in February 2014.

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

In general, the operating agreement of Overlook Apartments Investors provides that operating cash flows are distributed to members first to Overlook Apartments Member and then to Overlook 2C/3B based on a 6.5 percent preferred return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, Overlook Apartments Member had a capital balance of $23.9 million with an accumulated unpaid preferred return of $1.9 million. It is anticipated that Overlook 2C/3B will not be required to fund any capital.

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

Overlook Apartments Investors has a construction loan not to exceed $55.5 million with a balance of $30 million as of March 31, 2014, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The Company has guaranteed construction lien-free completion of the project to the lender and Overlook Apartments Member.  The Company has also guaranteed repayment of $8.3 million of the loan.  Upon the project achieving a debt service coverage ratio of 1.25, as defined, the repayment guaranty ends.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On January 18, 2013, Overlook Apartments Investors entered into an interest rate swap agreement with a commercial bank.  The swap agreement fixes the all-in rate to 3.0875 percent per annum on an initial notional amount of $1.84 million, increasing to $50.8 million, for the period from September 3, 2013 to November 2, 2015.

The operating agreement of Overlook 2C/3B provides, among other things, for the distribution of net operating cash flow to the members, as follows:

•	First, to each member in proportion to and to the extent of such member’s unrecovered return of nine percent on unrecovered capital; and
•	Second, to the members in accordance with their ownership percentages.

Rowe had an unrecovered notional capital account balance of $7.2 million and the Company has an unrecovered capital account with $0.2 million associated with its land capital as of March 31, 2014.

The Company performed development, management and other services for Overlook Apartments Investors and recognized $278,000 and $69,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

In general, the operating agreement of PI North Retail provides that operating cash flows are distributed first to Prudential-PI and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with ownership percentages.  As of March 31, 2014, Prudential-PI had a capital balance of $4.3 million and an accumulated unpaid operating return of $1.9 million and the Company had no capital balance.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

The Company performed management, leasing, and other services for PI North Retail and recognized $8,000 and $8,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

Crystal Lake has a mortgage loan, with a balance of $7.2 million as of March 31, 2014 collateralized by the office property, which bears interest at 4.76 percent and matures in November 2023.

Portside Master Company, L.L.C.
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 38.25 percent indirect residual interest in a to-be-built, 176-unit multi-family rental property (“Portside at Pier One Building Seven Property”).  The Portside at Pier One Building Seven Property is located in East Boston, Massachusetts and began construction in December 2012 with anticipated initial deliveries (available for rental) in the fourth quarter 2014.  The project is subject to a ground lease with the Massachusetts Port Authority.  The ground lease provides for fixed and percentage rent.

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

In general, the operating agreement of Portside Apartment Holdings provides that operating cash flows are distributed to members first to Prudential Portside and then to Portside Master based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, Prudential Portside had a capital balance of $23.8 million and an unpaid operating return of $1.7 million.  It is anticipated that Portside Master will not be required to fund any capital.

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

Portside Apartment Holdings has a construction loan in an amount not to exceed $42.5 million with a balance of $9.4 million as of March 31, 2014, which bears interest at LIBOR plus 250 basis points and matures in December 2015.  The loan provides, subject to certain conditions, two two-year extension options with a fee of 12.5 basis points for the first two-year extension and 25 basis points for the second two-year extension.  The Company has guaranteed construction lien-free completion of the project to the lender, Prudential Portside and Massachusetts Port Authority.  The Company has also guaranteed repayment of 50 percent of the loan until project completion, when the repayment guaranty is reduced to 25 percent.  The Company’s repayment guaranty is further reduced to 10 percent upon achieving a debt service coverage ratio of 1.25, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.

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

The Company performed development, management and other services for Portside Apartment Holdings and recognized $235,000 and $42,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

In general, the operating agreement of PruRose 13 provides that operating cash flows are distributed to members first to Prudential 13 and then to the Company based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, Prudential 13 had a capital balance of $42.2 million and an accumulated unpaid operating return of $4.8 million and the Company had a capital balance of $1.8 million and an accumulated unpaid operating return of $0.2 million.

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

PruRose 13 has a construction loan in an amount not to exceed $73.4 million with a balance of $15.7 million as of March 31, 2014.  The loan bears interest at a rate of LIBOR plus 215 basis points and matures in June 2016.  The loan provides, subject to certain conditions, one-year extension option followed by a six-month extension option with a fee of 25 basis points each.  The Company has guaranteed construction lien-free completion of the project to the lender and Prudential.  The Company has also guaranteed repayment of up to $11 million of the loan.  The Company’s guaranty of repayment is reduced to $7.4 million upon achieving a debt service coverage ratio of 1.25, and to zero upon achieving a debt service coverage ratio of 1.40, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.  On December 28, 2012, PruRose 13 entered into an interest rate swap agreement with a commercial bank.  The swap agreement fixes the all-in rate to  2.79 percent per annum on an initial notional amount of $1.62 million, increasing to $69.5 million, for the period from July 1, 2013 to January 1, 2016.

The Company performed development, management and other services for PruRose 13 and recognized $243,000 and $42,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014, Prudential and Prudential LLC had a Parcel C capital balance of $18.5 million and an accumulated unpaid operating return of $4.9 million and the Company had a capital balance of $96,000 and an accumulated unpaid operating return of $4,000.  Construction of the Parcel C Project is expected to start in 2015.

In addition, the operating agreement provides each member a land capital account associated with the Port Imperial North Land.  As of March 31, 2014, Prudential and Prudential LLC had a land capital account balance of $58.7 million and the Company had a land capital account of $5.2 million.  The land capital account balances do not earn a return and will be contributed to a development entity upon construction start for each development parcel, as defined.  Also, as of March 31, 2014, Prudential and Prudential LLC had a capital balance of $970,000 and an accumulated unpaid operating return of $64,000 and the Company had a capital balance of $242,000 and an accumulated unpaid operating return of $16,000 related to the Port Imperial North land.

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

In general, the operating agreement of PruRose/Marbella II provides that operating cash flows are distributed to members pro-rata based on a nine percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, Prudential-Marbella II had a capital balance of $12.5 million and an accumulated unpaid operating return of $0.9 million.

Net cash flows from a capital event are distributed first to the extent of any accumulated unpaid operating return and then to repay each members’ capital balance in the same priority as operating cash flows, with any excess distributed to the members in accordance with their ownership percentages.

In general, the operating agreement of RoseGarden South  provides that distributable cash from operations is distributed pro-rata based on a nine percent return on each member’s unrecovered capital balance with any excess distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, the Company had an unrecovered capital balance of $4 million with an unpaid return of $0.2 million and MG Marbella II had no unrecovered capital balance.

Net cash flows from a capital event are distributed first, to the extent of any accumulated unpaid return, and then to repay each member’s unrecovered capital balance, with any excess distributed to the members in accordance with their ownership percentages.

On October 1, 2013, PruRose/Marbella II obtained a construction loan in an amount not to exceed $77.4 million with a balance of $8.5 million as of March 31, 2014.  The loan bears interest at a rate of LIBOR plus 225 basis points, matures in March 2017 and provides, subject to certain conditions, two one year extension options with a fee of 25 basis points for each year.  The Company has guaranteed construction lien-free completion of the project to the lender and Prudential-Marbella II.  Additionally, the Company has guaranteed payments of all interest, operating deficits and deferred equity due under the loan.

The Company performed development, management and other services for PruRose Marbella II and recognized $57,000 and $15,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

In general, the operating agreement of Riverwalk G provides that operating cash flows are distributed to members first to Investor and then to PruRose Riverwalk based on a 7.75 percent operating return on each members’ capital balance in priorities as detailed in the operating agreement.  Excess operating cash flows are distributed to the members in accordance with their ownership percentages.  As of March 31, 2014, Investor had a capital balance of $35 million and an unpaid operating return of $7.7 million.  It is not anticipated that PruRose Riverwalk will be required to fund any capital.

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

Riverwalk G has a construction loan in an amount not to exceed $83.1 million, with a balance of $72 million as of March 31, 2014, which bears interest at six percent and matures in July 2021.  The interest-only loan is collateralized by the RiverTrace Project.  The Company has guaranteed construction lien-free completion of the project to the lender and Investor.  The Company guarantees $15.0 million of the loan principal until six months after completion of the project.

The Company performed development, management and other services for Riverwalk G and recognized $30,000 and $175,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

ELMAJO Urban Renewal Associates, LLC/Estuary Urban Renewal Unit B, LLC
On October 23, 2012, as part of the Roseland Transaction, the Company acquired a 7.5 percent residual interest in a to-be-built, three-building, 582-unit multi-family rental property located in Weehawken, New Jersey (the “Lincoln Harbor Project”), with the remaining interest owned by ELMAJO Management, Inc. (“EMI”).  The first phase, Building A, with 181 units, and Building C, with 174 units, began construction in 2012 with initial deliveries (available for rental) in February 2014.  The second phase, Building B, with 227 units, began construction in January 2013 with anticipated initial deliveries (available for rental) in the first quarter 2015.  On March 13, 2013, Estuary Urban Renewal Unit B, LLC (“Estuary UR”) was formed to own and develop the second phase, Building B.  Estimated total development costs for the Lincoln Harbor Project is $219.5 million. EMI is required to fund any capital requirements in excess of construction financing.  The Company has no funding requirements to the venture.

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

As of March 31, 2014, EMI had a combined capital balance of $74 million and an unpaid preferred return of $17.2 million in ELMAJO UR and Estuary UR.

ELMAJO UR has a construction loan for Building A and Building C in an amount not to exceed $91 million, with a balance of $66.8 million as of March 31, 2014, which bears interest at LIBOR plus 210 basis points and matures in June 2016.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

Estuary UR has a construction loan for Building B in an amount not to exceed $57 million, with a balance of $16 million as of March 31, 2014, which bears interest at LIBOR plus 210 basis points and matures in January 2017.  The loan provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

The Company performed development and other services for ELMAJO UR and Estuary UR and recognized $166,000 and $240,000 in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

On June 27, 2013, Riverpark obtained a construction loan in an amount not to exceed $23.4 million with a balance of $5.8 million as of March 31, 2014. The loan, which bears interest at LIBOR plus 235 basis points, matures in June 2016 and provides, subject to certain conditions, two one-year extension options with a fee of 20 basis points for each year.  The Company has guaranteed construction lien-free completion of the project to the lender and repayment of 25 percent of the principal amount at maturity.  The Company’s repayment guaranty is reduced to 10 percent upon project completion, achieving a debt service coverage ratio of 1.30 and satisfaction of the loan-to-value ratio of 65 percent, as defined.  Additionally, the Company has guaranteed payment of all interest due under the loan.

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

CHAI obtained a mortgage loan on the acquired property, which has a balance of $165 million as of March 31, 2014, bears interest at 3.17 percent and matures in March 2020.  The loan, which is interest-only during the initial 5-year term and amortizable over a 30-year period for the remaining term, is collateralized by the Crystal House Property.

The Company performed management, leasing and other services for CHAI and recognized $108,000 and zero in income for such services in the three months ended March 31, 2014 and 2013, respectively.

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

KPG-IMW obtained a mortgage loan collateralized by 100 IMW Property, which has a balance of $61.5 million as of March 31, 2014, bears interest at LIBOR plus 700 basis points and matures in September 2016.  The loan has two one-year extension options, subject to certain conditions, and includes a $25 million construction reserve.

Capitol Place Mezz LLC
On December 23, 2013, the Company entered into a joint venture with FB Capitol Place LLC (“FB”) to form Capitol Place Mezz LLC (“Capitol”).  The Company acquired a 50 percent ownership interest in an entity that owns a 377-unit multi-family development project that includes approximately 25,000 square feet of retail space and a 309-space underground parking garage, which are currently under construction, located at 701 2nd Street, NE in Washington, D.C. (the “WDC Project”) for approximately $46.5 million. It is expected that the WDC Project will be completed by mid-2015, with leasing beginning in the first quarter 2015.  The venture expects to incur approximately $120.7 million in total estimated costs to complete the WDC Project, of which $46.8 million has been incurred through March 31, 2014.  The Company is not required to fund any additional costs (with some limitation) for the completion of the WDC Project beyond its $46.5 million initial contribution.

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

The WDC Project has a 20-year construction loan of $100.7 million with a balance of $36 million as of March 31, 2014.  The loan bears interest at 4.82 percent and matures in July 2033.  The loan is amortizable over a 30-year period starting in August 2017.

Other
The Company owns other interests in various unconsolidated ventures, including interests in assets previously owned and interests in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS

	March 31,	December 31,
(dollars in thousands)	2014	2013
Deferred leasing costs	$239,665	$258,648
Deferred financing costs	21,718	25,366
	261,383	284,014
Accumulated amortization	(111,750)	(131,669)
Deferred charges, net	149,633	152,345
Notes receivable (1)	21,925	21,986
In-place lease values, related intangibles and other assets, net	11,159	13,659
Goodwill	2,945	2,945
Prepaid expenses and other assets, net	43,068	27,584

Total deferred charges, goodwill and other assets	$228,730	$218,519

(1)
Includes: a mortgage receivable for $10.4 million which bears interest at LIBOR plus six percent; a note receivable for $8 million which bears interest at eight percent; and an interest-free note receivable with a net present value of $3.5 million as of March 31, 2014.

6.    RESTRICTED CASH

Restricted cash includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	March 31,	December 31,
	2014	2013
Security deposits	$8,575	$8,534
Escrow and other reserve funds	12,045	11,260

Total restricted cash	$20,620	$19,794

7.    DISCONTINUED OPERATIONS

The Company disposed of 24 office properties located in New York, New Jersey, Pennsylvania and Connecticut aggregating 3 million square feet and three developable land parcels for total net sales proceeds of approximately $390.6 million during the year ended December 31, 2013.  The Company has presented these properties as discontinued operations in its statements of operations for the three months ended March 31, 2013.

The following table summarizes income from discontinued operations for the three months ended March 31, 2013: (dollars in thousands)

Three Months Ended
March 31,
2013
Total revenues	$14,871
Operating and other expenses	(6,203)
Depreciation and amortization	(3,453)
Interest expense	(82)

Income from discontinued operations	5,133

Total discontinued operations	$5,133

On January 1, 2014, the Company early adopted the new discontinued operations standard and as the agreement to sell its property located at 22 Sylvan Way in Parsippany, New Jersey will not represent a strategic shift, it has not been reflected as part of discontinued operations.  See Note 3: Real Estate Transactions – Rental Property Held for Sale.

8.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of March 31, 2014 and December 31, 2013 is as follows:  (dollars in thousands)

	March 31,	December 31,	Effective
	2014	2013	Rate (1)
5.125% Senior Unsecured Notes, due February 15, 2014 (2)	-	$200,030	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	$149,925	149,902	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,142	200,161	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	248,929	248,855	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	248,853	248,799	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,520	299,505	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	269,474	269,323	3.517%

Total senior unsecured notes	$1,416,843	$1,616,575

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)	On February 17, 2014, the Company repaid these notes at their maturity using available cash and borrowings on the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

9.    UNSECURED REVOLVING CREDIT FACILITY

On July 16, 2013, the Company amended and restated its unsecured revolving credit facility with a group of 17 lenders.  The $600 million facility is expandable to $1 billion and matures in July 2017.  It has two six-month extension options each requiring the payment of a 7.5 basis point fee.  The interest rate on outstanding borrowings (not electing the Company’s competitive bid feature) and the facility fee on the current borrowing capacity payable quarterly in arrears are based upon the Operating Partnership’s unsecured debt ratings, as follows:

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

As of March 31, 2014, the Company had outstanding borrowings of $70 million under its unsecured revolving credit facility and no outstanding borrowings as of December 31, 2013.

Through July 15, 2013, the Company had a $600 million unsecured revolving credit facility, which had an interest rate on outstanding borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Money Market Loan.

10. MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of March 31, 2014, 30 of the Company’s properties, with a total book value of approximately $898 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

A summary of the Company’s mortgages, loans payable and other obligations as of March 31, 2014 and December 31, 2013 is as follows: (dollars in thousands)

		Effective	March 31,	December 31,
Property Name	Lender	Rate (a)	2014	2013	Maturity
6301 Ivy Lane (b)	RGA Reinsurance Company	5.520%	$5,393	$5,447	04/01/14
395 West Passaic	State Farm Life Insurance Co.	6.004%	9,578	9,719	05/01/14
Port Imperial South 4/5	Wells Fargo Bank N.A.	LIBOR+3.50%	36,950	36,950	06/30/14
35 Waterview Boulevard	Wells Fargo CMBS	6.348%	18,328	18,417	08/11/14
6 Becker, 85 Livingston,	Wells Fargo CMBS	10.220%	64,527	64,233	08/11/14
75 Livingston &
20 Waterview (c)
4 Sylvan	Wells Fargo CMBS	10.190%	14,552	14,538	08/11/14
10 Independence (d)	Wells Fargo CMBS	12.440%	16,742	16,638	08/11/14
9200 Edmonston Road (e)	Principal Commercial Funding L.L.C.	5.534%	4,085	4,115	05/01/15
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+1.75%	43,487	43,278	09/19/15
4 Becker	Wells Fargo CMBS	9.550%	38,952	38,820	05/11/16
5 Becker (f)	Wells Fargo CMBS	12.830%	13,275	13,092	05/11/16
210 Clay	Wells Fargo CMBS	13.420%	12,901	12,767	05/11/16
Various (g)	Prudential Insurance	6.332%	147,008	147,477	01/15/17
150 Main St.	Webster Bank	LIBOR+2.35%	216	-	03/30/17
23 Main Street	JPMorgan CMBS	5.587%	29,682	29,843	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%	224,268	225,139	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
233 Canoe Brook Road	The Provident Bank	4.375%	3,859	3,877	02/01/19
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	18,731	18,792	02/01/19
One River Center (h)	Guardian Life Insurance Co.	7.311%	42,910	43,049	02/01/19

Total mortgages, loans payable and other obligations			$745,444	$746,191

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On April 1, 2014, the Company repaid the mortgage loan at par, using available cash.
(c)	Mortgage is cross collateralized by the four properties.
(d)	The Company is negotiating a deed-in-lieu of foreclosure in satisfaction of this mortgage loan.
(e)
The mortgage loan originally matured on May 1, 2013.  The maturity date was extended until May 1, 2015 with the same interest rate.  Excess cash flow, as defined, is being held by the lender for re-leasing costs.  The deed for the property was placed in escrow and is available to the lender in the event of default or non-payment at maturity.

(f)
The cash flow from this property is insufficient to cover operating costs and debt service.  Consequently, the Company notified the lender and suspended debt service payments in August 2013.  The Company has begun discussions with the lender regarding deed-in-lieu of foreclosure and began remitting available cash flow to the lender effective August 2013.

(g)	Mortgage is cross collateralized by seven properties. The Operating Partnership has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.
(h)	Mortgage is collateralized by the three properties comprising One River Center.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the three months ended March 31, 2014 and 2013 was $36,119,000 and $36,200,000, respectively.  Interest capitalized by the Company for the three months ended March 31, 2014 and 2013 was $3,141,000 and $3,467,000, respectively (of which these amounts included $918,000 and $298,000 for the three months ended March 31, 2014 and 2013, respectively, for interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS
As of March 31, 2014, the Company’s total indebtedness of $2,232,287,000 (weighted average interest rate of 5.54 percent) was comprised of $150,653,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.04 percent) and fixed rate debt and other obligations of $2,081,634,000 (weighted average rate of 5.79 percent).

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

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  The 401(k) Plan was recently amended to provide for employees of the Roseland Business to receive matching contributions.  Total expense recognized by the Company for the 401(k) Plan for the three months ended March 31, 2014 and 2013 was $25,000 and $38,000, respectively.

On September 12, 2012, the Board of Directors of the Company approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”).  Pursuant to the Deferred Retirement Compensation Agreements, the Company will make annual contributions of stock units (“Stock Units”) representing shares of the Company’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each Messrs. Hersh, Lefkowitz and Thomas.  The annual contribution for Messrs. Hersh, Lefkowitz and Thomas shall be in an amount of Stock Units equal to $500,000, $160,000 and $100,000, respectively.  The Company granted 35,957 Stock Units, including 575 additional Stock Units on accrued dividends, in the three months ended March 31, 2014.  Vesting of each annual contribution of Stock Units will occur on December 31 of each year, subject to continued employment. Upon the payment of dividends on the Company’s common stock, Messrs. Hersh, Lefkowitz and Thomas shall be entitled to dividend equivalent payments in respect of both vested and unvested Stock Units payable in the form of additional Stock Units.  The Stock Units shall become payable within 30 days after the earliest of any of the following triggering events: (a) the executive’s death or disability; (b) the date of the executive’s separation from service to the Company; and (c) the effective date of a change in control, in each case as such terms are defined in the employment agreements of Messrs. Hersh, Lefkowitz and Thomas.  Upon the occurrence of a triggering event, the Stock Units shall be paid in cash based on the closing price of the Company’s common stock on the date of such triggering event.  In connection with Messrs. Lefkowitz and Thomas’ separation from service to the Company effective March 31, 2014, the Company agreed to make cash payments totaling $1.2 million for all vested and unvested Stock Units and future cash contributions pursuant to their respective Deferred Retirement Compensation Agreements (see Note 13: Commitments and Contingencies – Departure of Executive Vice Presidents).  Total expense recognized by the Company under the Deferred Retirement Compensation Agreements for the three months ended March 31, 2014 and 2013 was $1.2 million and $188,000, respectively.

12.  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at March 31, 2014 and December 31, 2013.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2014 and December 31, 2013.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,288,708,000 and $2,407,802,000 as compared to the book value of approximately $2,232,287,000 and $2,362,766,000 as of March 31, 2014 and December 31, 2013, respectively.  The fair value of the Company’s long-term debt is categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2014 and December 31, 2013.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

13.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties located in Jersey City and has a tax abatement agreement with Weehawken, New Jersey, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended March 31, 2014 and 2013, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company also has an agreement with the City of Weehawken for its Port Imperial 4/5 garage development project (acquired in the Roseland Transaction).  The agreement was executed in March 2011 and has a term of five years beginning when the project is substantially complete, which occurred in the third quarter 2013.  The agreement provides that real estate taxes be paid initially on the land value of the project only and allows for a phase in of real estate taxes on the value of the improvements over a five year period.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of March 31, 2014, are as follows: (dollars in thousands)

Year	Amount
April 1 through December 31, 2014	$275
2015	371
2016	371
2017	267
2018	232
2019 through 2084	15,819

Total	$17,335

Ground lease expense incurred by the Company during the three months ended March 31, 2014 and 2013 amounted to $102,000 and $102,000, respectively.

ROSELAND CONTINGENT CONSIDERATION
The purchase price for the Roseland Transaction included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  The Earn Out largely represents contingent consideration and requires the Company to pay Roseland Partners up to an aggregate maximum of $15.6 million.  The Earn Out is based on defined criteria, as follows: (i) the Roseland Assets component of up to $8.6 million for the completion of certain developments ($2.8 million), and the start of construction on others ($2.8 million), obtaining tax credits/grants on others ($3.0 million), all of which are payable over various periods of up to three years; and (ii) total return to shareholders for up to an additional $7 million, based on a total return to shareholders measured on a three year cumulative basis and on discrete years, both on an absolute basis and in comparison to a peer group.  Each of the Earn Out elements were separately valued as of the acquisition date with an aggregate fair value of contingent consideration of approximately $10 million (representing $6.3 million for the Roseland Assets and $3.7 million for the total return to shareholders component).  Prospectively, the Earn Out liability will be remeasured at fair value quarterly until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting).  The measures of the Earn Out are based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs.  In addition to an appropriate discount rate, the key assumption affecting the valuation for the Roseland Assets component was the probability of occurrence of the payment events under the relevant provisions (management assumed between 92 and 99 percent for completion/start criteria and 50 percent for the tax credit/grant criteria in its initial valuation).  The valuation of the TRS component includes assumptions for the risk-free rate and various other factors (i.e., stock price, dividend levels and volatility) for the Company and the relevant peer group, as defined in the Earn Out agreement.  As a result of the achievement of certain of the defined criteria, the Company paid Roseland Partners $2.8 million on January 25, 2013 and $1.4 million on March 21, 2014 related to the Roseland Assets component of the Earn Out.  The Company previously recorded the $2.8 million payment of contingent consideration described above in the three-month period ended March 31, 2013 as a cash out flow from investing activity.   Management subsequently concluded that the payment should be appropriately classified as a cash out flow from financing activity and had reflected it as such in the annual financial statements for 2013.  The cash flow statement for the three month period ended March 31, 2013 presented herein has been revised to reflect this change in classification.  The Company has determined that the impact to the 2013 quarterly financial statements is not material.  The cash flow statements for the six-month periods ended June 30, 2013 and for the nine-month periods ended September 30, 2013 will be revised in future filings.

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

DEPARTURE OF EXECUTIVE VICE PRESIDENTS
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

The Company’s total estimated costs for the departure of the two executive vice presidents of approximately $11 million during the quarter ended March 31, 2014 was included in general and administration expense for the period and reflected in accounts payable, accrued expenses and other liabilities as of March 31, 2014.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $123.1 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  121 of the Company’s properties, with an aggregate net book value of approximately $1.5 billion, have lapsed restrictions and are subject to these conditions.

In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of multi-family rental towers with associated parking and ancillary retail space on land owned by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Harborside Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $320 million, of which development costs of $10.2 million have been incurred through March 31, 2014.  The parties anticipate the first phase will be ready for occupancy by approximately the third quarter of 2016.   In October 2013, the first phase of the project was awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the URL Harborside Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the URL Harborside Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the URL Harborside Project.  The Company will receive capital credit of $30 per approved developable square foot for its land aggregating to approximately $20.6 million at March 31, 2014.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $88 million of the development costs of the project (which is expected to be reduced due to the effects of sales proceeds from the anticipated sale of the URL Tax Credits).

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the fourth quarter of 2014.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the third quarter of 2015 (of which the Company has incurred $5.0 million through March 31, 2014).

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

Future minimum rentals to be received under non-cancelable commercial operating leases at March 31, 2014 are as follows (dollars in thousands):

Year	Amount
April 1 through December 31, 2014	$382,827
2015	465,589
2016	421,184
2017	368,003
2018	284,030
2019 and thereafter	1,101,344

Total	$3,022,977

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

SHARE REPURCHASE PROGRAM
In September 2012, the Board of Directors renewed and authorized an increase to the Company’s repurchase program (“Repurchase Program”).  The Company has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The Company has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million through March 31, 2014 (none of which occurred in the three months ended March 31, 2014 and the year ended December 31, 2013) , with a remaining authorization under the Repurchase Program of $139 million.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.5 million shares of the Company’s common stock have been reserved for future issuance.  The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the Company’s shares of common stock.  The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company’s effective registration statement on Form S-3 filed with the SEC for the approximately 5.5 million shares of the Company’s common stock reserved for issuance under the DRIP.

STOCK OPTION PLANS
In May 2013, the Company established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In May 2004, the Company established the 2004 Incentive Stock Plan (the “2004 Plan”) under which a total of 2,500,000 shares had been reserved for issuance.  The 2004 Plan was terminated upon establishment of the 2013 Plan.  No options were granted under the 2004 Plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Company approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of March 31, 2014 and December 31, 2013, the stock options outstanding, which were all exercisable, had a weighted average remaining contractual life of approximately 3.8 and 0.7 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2014	15,000	$40.54	$-
Granted	5,000	21.25	-
Lapsed or Cancelled	(5,000)	40.55	-
Outstanding at March 31, 2014 ($21.25 – $45.47)	15,000	$34.10	$-
Options exercisable at March 31, 2014	10,000
Available for grant at March 31, 2014	4,460,505

The weighted average fair value of options granted during the three months ended March 31, 2014 was $1.71 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the three months ended March 31, 2014:

Expected life (in years)	6
Risk-free interest rate	1.50%
Volatility	20.26%
Dividend yield	5.65%

No cash was received from options exercised under all stock option plans for the three months ended March 31,2014 and 2013, respectively.  The total intrinsic value of options exercised during each of the three months ended March 31, 2014 and 2013 was zero.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $1,000 and zero for the three months ended March 31, 2014 and 2013, respectively.

RESTRICTED STOCK AWARDS
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 414,483 unvested shares were legally outstanding at March 31, 2014.  Of the Restricted Stock Awards issued to executive officers and senior management, 210,000 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year (“Performance Shares”), with the remaining based on time and service. These Performance Shares are not considered granted until the performance goals are set.  All currently outstanding and unvested Restricted Stock Awards provided to the officers and certain other employees were issued under the 2013 Plan and 2004 Plan.  Currently outstanding and unvested Restricted Stock Awards provided to directors were issued under the 2013 Plan and 2004 Plan.

On September 12, 2012, the Board of Directors of the Company approved the recommendations and ratified the determinations of the Executive Compensation and Option Committee of the Board of Directors (the “Committee”) with respect to new Restricted Stock Awards totaling 319,667 shares for those executive officers in place on such date.  The new Restricted Stock Awards may vest commencing January 1, 2014 and with the number of Restricted Stock Awards scheduled to be vested and earned on each vesting date on an annual basis over a five to seven year vesting schedule, with each annual vesting of each tranche of Restricted Stock Awards being subject to the attainment of annual performance targets to be set by the Committee for each year.  As the Committee determined that the performance targets for the year ended December 31, 2013 were not satisfied, 63,933 shares due to vest on January 1, 2014 did not vest. Such shares may vest on any subsequent vesting date provided that the performance targets for the subsequent calendar year are met. Amounts recorded as compensation expense pertaining to these shares during the year ended December 31, 2013 were reversed.  In connection with the departure of two executive officers effective March 31, 2014, the Company agreed to grant and accelerate vesting of 109,667 shares of Restricted Stock Awards on April 1, 2014.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2014 (a)	153,560	$25.20
Granted (b)	163,527	20.94
Vested	(28,485)	25.28
Forfeited	(119)	26.36
Outstanding at March 31, 2014	288,483	$22.77

(a)	Includes 63,933 Performance Shares which were legally granted in 2013 for which the 2013 performance goals were not met, which may be earned if subsequent years’ performance goals are met.
(b)
Includes 42,000 Performance Shares which were legally granted in 2013 for which the 2014 performance goals were set by the Committee on March 31, 2014.  Also includes 87,734 shares which were additionally granted to two executive officers in connection with their departure affective March 31, 2014 and which vested on April 1, 2014.

TSR-BASED AWARDS
Also on September 12, 2012, the Board of Directors of the Company approved the recommendations and ratified the determinations of the Committee with respect to new multi-year total stockholder return (“TSR”) based awards (the “TSR-Based Awards”) totaling 5,160 performance shares (the “Performance Shares”) for those executive officers in place on such date, each Performance Share evidencing the right to receive $1,000 in the Company’s common stock upon vesting.  In accordance with the amended and restated TSR-Based Awards agreements entered into between the Company and those executive officers in June 2013, the Performance Shares may vest commencing December 31, 2014, with the number of Performance Shares scheduled to be granted annually over the next four years.  The vesting of each tranche of Performance Shares is subject to the attainment at each performance period end of a minimum stock price and either an absolute TSR target or a relative TSR target (the “TSR Performance Targets”) in comparison to a selection of Peer Group REITs, in each case as shall be fixed by the Committee for each performance period.  TSR, for purposes of the TSR-Based Performance Agreements, shall be equal to the share appreciation in the relevant period.  The Company granted 1,032 Performance Shares in the year ended December 31, 2013, which were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.  The Company has reserved shares of common stock under the 2004 Plan for issuance upon vesting of the Performance Shares in accordance with the terms and conditions of the TSR-Based Awards.  In connection with the departure of two executive vice presidents effective March 31, 2014, the Company agreed to vest 357 Performance Shares and to grant and accelerate the vesting of 528 Performance Shares, for which the Company issued 45,062 shares of Common Stock on April 2, 2014.  See Note 13: Commitments and Contingencies – Departure of Executive Vice Presidents.

As of March 31, 2014, the Company had $3.4 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.4 years.

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

During the three months ended March 31, 2014 and 2013, 5,707 and 5,154 deferred stock units were earned, respectively.  As of March 31, 2014 and December 31, 2013, there were 142,500 and 136,440 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended March 31, 2014 and 2013 in accordance with ASC 260, Earning Per Share: (dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
Computation of Basic EPS	2014	2013
Income (loss) from continuing operations	$(17,628)	$7,956
Add: Noncontrolling interest in consolidated joint ventures	322	62
Add (deduct): Noncontrolling interest in Operating Partnership	2,008	(973)
Income (loss) from continuing operations available to common shareholders	(15,298)	7,045
Income from discontinued operations available to common shareholders	-	4,511
Net income (loss) available to common shareholders	$(15,298)	$11,556

Weighted average common shares	88,289	87,669

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$(0.17)	$0.08
Income from discontinued operations available to common
shareholders	-	0.05
Net income (loss) available to common shareholders	$(0.17)	$0.13

	Three Months Ended
	March 31,
Computation of Diluted EPS	2014	2013
Income (loss) from continuing operations available to common shareholders	$(15,298)	$7,045
(Deduct) add: Noncontrolling interest in Operating Partnership	(2,008)	973
Income (loss) from continuing operations for diluted earnings per share	(17,306)	8,018
Income from discontinued operations for diluted earnings per share	-	5,133
Net income (loss) available to common shareholders	$(17,306)	$13,151

Weighted average common shares	99,876	99,849

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$(0.17)	$0.08
Income from discontinued operations available to common
shareholders	-	0.05
Net income (loss) available to common shareholders	$(0.17)	$0.13

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended
	March 31,
	2014	2013
Basic EPS shares	88,289	87,669
Add: Operating Partnership – common units	11,587	12,098
Restricted Stock Awards	-	82
Diluted EPS Shares	99,876	99,849

Contingently issuable shares under the TSR Award plan were excluded from the denominator in 2014 and 2013 because they were anti-dilutive for the period ended March 31, 2014 and because the criteria had not been met for the period ended March 31, 2013.  Not included in the computations of diluted EPS were 15,000 and 15,000 stock options as such securities were anti-dilutive during the three months ended March 31, 2014 and 2013, respectively.  Also not included in the computations of diluted EPS were 414,483 shares of unvested restricted stock as such securities were anti-dilutive during the three months ended March 31, 2014.  Unvested restricted stock outstanding as of March 31, 2014 and 2013 were 414,483 and 352,358 shares, respectively.

Dividends declared per common share for each of the three month periods ended March 31, 2014 and 2013 was $0.30 per share.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the three months ended March 31, 2014:

Common
Units
Balance at January 1, 2014	11,864,775
Redemption of common units for shares of common stock	(346,706)

Balance at March 31, 2014	11,518,069

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the three months ended March 31, 2014, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $21,000 as of March 31, 2014.

NONCONTROLLING INTEREST OWNERSHIP
As of March 31, 2014 and December 31, 2013, the noncontrolling interest common unitholders owned 11.5 percent and 11.9 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES
The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

PARTICIPATION RIGHTS
The Company’s interests in certain real estate projects (three properties and a future development) each provide for the initial distributions of net cash flow solely to the Company, and thereafter, other parties have participation rights (“Participation Rights”) in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an IRR of 10 percent per annum.

17.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it has significantly reduced its operations.  The Company had no revenues from foreign countries recorded for the three months ended March 31, 2014 and 2013.  The Company had no long lived assets in foreign locations as of March 31, 2014 and December 31, 2013.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the three months ended March 31, 2014 and 2013 and selected asset information as of March 31, 2014 and December 31, 2013 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial	Multi-	Multi-family		Corporate	Total
	& Other	family	Services		& Other (d)	Company
Total revenues:
Three months ended:
March 31, 2014	$157,520	$5,801	$6,948	(e)	$(673)	$169,596
March 31, 2013	155,595	1,281	5,484	(f)	8,553	170,913

Total operating and
interest expenses (a):
March 31, 2014	$86,933	$2,701	$10,159		$41,211	$141,004
March 31, 2013	70,393	536	7,475		39,455	117,859

Equity in earnings (loss) of
unconsolidated joint ventures:
March 31, 2014	$988	$(2,223)	$-		$-	$(1,235)
March 31, 2013	385	(2,135)	-		-	(1,750)

Net operating income (loss) (b):
March 31, 2014	$71,575	$877	$(3,211)		$(41,884)	$27,357
March 31, 2013	85,587	(1,390)	(1,991)		(30,902)	51,304

Total assets:
March 31, 2014	$3,891,009	$373,128	$9,903		$80,303	$4,354,343
December 31, 2013	3,886,574	377,237	10,488		241,029	4,515,328

Total long-lived assets (c):
March 31, 2014	$3,609,308	$240,645	$4,155		$4,194	$3,858,302
December 31, 2013	3,620,494	240,501	3,468		3,730	3,868,193

Total investments in
unconsolidated joint ventures:
March 31, 2014	$53,420	$126,143	$93		$-	$179,656
December 31, 2013	53,160	127,276	693		-	181,129

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

(e)	Includes $829 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(f)	Includes $195 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net operating income	$27,357	$51,304
Less:
Depreciation and amortization	(44,985)	(43,348)
Income (loss) from continuing operations	(17,628)	7,956
Discontinued operations:
Income from discontinued operations	-	5,133
Total discontinued operations	-	5,133
Net income (loss)	(17,628)	13,089
Noncontrolling interest in consolidated joint ventures	322	62
Noncontrolling interest in Operating Partnership	2,008	(973)
Noncontrolling interest in discontinued operations	-	(622)
Net income (loss) available to common shareholders	$(15,298)	$11,556

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and has been a publicly-traded REIT since 1994.  As of March 31, 2014, the Company owns or has interests in 279 properties (collectively, the “Properties”), consisting of 267 commercial properties, primarily class A office and office/flex buildings, totaling approximately 31.0 million square feet, leased to approximately 2,000 commercial tenants and 12 multi-family rental properties containing over 3,600 residential units.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 8.4 million square feet of additional commercial space and up to 5,824 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  With changing work force demographics and reduced demand for suburban office properties in its current markets, the Company intends to continue to leverage its experience and expertise in its core Northeast markets to aggressively pursue multi-family rental investments in those markets, both through acquisitions and developments, both wholly owned and through joint ventures.  This strategy includes selectively disposing of office and office/flex assets and re-deploying proceeds to multi-family rental properties, as well as the repositioning of a portion of its office properties and land held for development to multi-family rental properties.

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

The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 28 million, 28 million and 31 million square feet at March 31, 2014, December 31, 2013 and March 31, 2013, respectively was 83.6 percent leased at March 31, 2014 as compared to 86.1 percent leased at December 31, 2013 and 86.0 percent leased at March 31, 2013.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of March 31, 2014, December 31, 2013 and March 31, 2013 aggregate 119,109, 690,895 and 248,627 square feet, respectively, or 0.4, 2.5 and 0.8 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended March 31, 2014 (on 363,948 square feet of renewals) decreased an average of 3.9 percent compared to rates that were in effect under the prior leases, as compared to a 5.8 percent decrease during the three months end March 31, 2013 (on 681,468 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended March 31, 2014 averaged $2.75 per square foot per year for a weighted average lease term of 3.3 years and estimated lease costs for the renewed leases during the three months ended March 31, 2013 averaged $2.17 per square foot per year for a weighted average lease term of 4.3 years.  The Company believes that commercial vacancy rates may continue to increase and commercial rental rates may continue to decline in some of its markets in 2014 and possibly beyond.  For example, a significant tenant aggregating 474,801 square feet and approximately $8.6 million in annualized base rent, whose lease expires over the next 12 months is not renewing its lease.  As of March 31, 2014, commercial leases which comprise approximately 5.6 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2014.  With the decline of rental rates in the Company’s office markets over the past few years, as leases expire in 2014, assuming no further changes in current market rental rates, the Company expects that the rental rates it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions affecting its commercial portfolio.

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

As a result of the continued weakness in the Company's core office markets, the Company intends to expand its holdings in the multi-family rental sector, which it believes has traditionally been a more stable product type.  The Company believes that the opportunity to invest in multi-family development properties at higher returns on cost will position the Company to potentially produce higher levels of net operating income than if the Company were to only purchase stabilized multi-family rental properties at market returns.  The Company anticipates that it will be several years before many of its multi-family development projects are income-producing.  The long-term nature of the Company’s multi-family strategy coupled with the continued weakness in the Company’s core office markets and the disposition of income producing non-core office properties, to fund the Company’s multi-family rental acquisitions and development will likely result in declining net operating income and cash flows relative to historical returns. As the Company continues to execute its multi-family residential strategy, the Company believes that over the long-term its net operating income and cash flows will stabilize at levels less than historical or current returns.

Extended winter freeze conditions in the first quarter 2014 resulted in record electricity demand, as well as reduced natural gas production and distributions disruptions in the Company’s northeast markets.  This in turn resulted in significant increases in the utility costs at most of the Company’s properties (including both gas and electricity prices – the latter now being heavily dependent on gas fired power plants).  The pricing situation has since stabilized and is not expected to occur for the remainder of the year but could recur in future winters.  The Company expects to recover a portion of these additional costs pursuant to the terms of most of its leases with tenants.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	critical accounting policies and estimates;
•	results of operations for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 and
•	liquidity and capital resources.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the three months ended March 31, 2014 and 2013 was $3.1 million and $3.5 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

The Company considers a construction project as substantially completed and held available for occupancy upon the substantial completion of tenant improvements, but no later than one year from cessation of major construction activity (as distinguished from activities such as routine maintenance and cleanup).  If portions of a rental project are substantially completed and occupied by tenants, or held available for occupancy, and other portions have not yet reached that stage, the substantially completed portions are accounted for as a separate project.  The Company allocates costs incurred between the portions under construction and the portions substantially completed and held available for occupancy, primarily based on a percentage of the relative square footage of each portion, and capitalizes only those costs associated with the portion under construction.

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

Rental Property Held for Sale:
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

Discontinued Operations
In April 2014, the Financial Accounting Standards Board ("FASB") issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity.  This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented. See Note 7: Discontinued Operations.

Results From Operations

The following comparisons for the three months ended March 31, 2014 (“2014”), as compared to the three months ended March 31, 2013 (“2013”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2012, excluding properties sold through March 31, 2014; and (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2013 through March 31, 2014.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2014	2013	Change	Change
Revenue from rental operations and other:
Base rents	$134,051	$133,623	$428	0.3%
Escalations and recoveries from tenants	25,568	19,488	6,080	31.2
Parking income	2,114	1,392	722	51.9
Other income	1,171	1,741	(570)	(32.7)
Total revenues from rental operations	162,904	156,244	6,660	4.3

Property expenses:
Real estate taxes	24,351	21,649	2,702	12.5
Utilities	28,281	16,288	11,993	73.6
Operating services	29,222	25,308	3,914	15.5
Total property expenses	81,854	63,245	18,609	29.4

Non-property revenues:
Construction services	-	8,226	(8,226)	(100.0)
Real estate services	6,692	6,443	249	3.9
Total non-property revenues	6,692	14,669	(7,977)	(54.4)

Non-property expenses:
Direct construction costs	-	7,825	(7,825)	(100.0)
Real estate services expenses	6,709	4,953	1,756	35.5
General and administrative	22,881	11,973	10,908	91.1
Depreciation and amortization	44,985	43,348	1,637	3.8
Total non-property expenses	74,575	68,099	6,476	9.5
Operating income	13,167	39,569	(26,402)	(66.7)
Other (expense) income:
Interest expense	(29,946)	(29,869)	(77)	(0.3)
Interest and other investment income	386	6	380	6,333.3
Equity in earnings (loss) of unconsolidated joint ventures	(1,235)	(1,750)	515	29.4
Total other (expense) income	(30,795)	(31,613)	818	2.6
Income (loss) from continuing operations	(17,628)	7,956	(25,584)	(321.6)
Discontinued operations:
Income from discontinued operations	-	5,133	(5,133)	(100.0)
Total discontinued operations, net	-	5,133	(5,133)	(100.0)
Net income (loss)	(17,628)	13,089	(30,717)	(234.7)
Noncontrolling interest in consolidated joint ventures	322	62	260	419.4
Noncontrolling interest in Operating Partnership	2,008	(973)	2,981	306.4
Noncontrolling interest in discontinued operations	-	(622)	622	100.0
Net income (loss) available to common shareholders	$(15,298)	$11,556	$(26,854)	(232.4)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2014 as compared to 2013 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total		Same-Store		Acquired
	Company		Properties		Properties
	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change
Revenue from rental operations
and other:
Base rents	$428	0.3%	$(4,686)	(3.5)%	$5,114	3.8%
Escalations and recoveries
from tenants	6,080	31.2	5,724	29.4	356	1.8
Parking income	722	51.9	22	1.6	700	50.3
Other income	(570)	(32.7)	(968)	(55.7)	398	23.0
Total	$6,660	4.3%	$92	0.1%	$6,568	4.2%

Property expenses:
Real estate taxes	$2,702	12.5%	$1,889	8.7%	$813	3.8%
Utilities	11,993	73.6	11,575	71.1	418	2.5
Operating services	3,914	15.5	2,942	11.6	972	3.9
Total	$18,609	29.4%	$16,406	25.9%	$2,203	3.5%

OTHER DATA:
Number of Consolidated Properties	247		240		7
Commercial Square feet (in thousands)	27,975		27,749		226
Multi-family portfolio (number of units)	1,081		-		1,081

Base rents for the Same-Store Properties decreased $4.7 million, or 3.5 percent, for 2014 as compared to 2013, due primarily to a decrease in occupancy and rental rates in 2014 as compared to 2013.  Escalations and recoveries from tenants for the Same-Store Properties increased $5.7 million, or 29.4 percent, for 2014 over 2013, due primarily to recoveries from tenants of higher electric expenses in 2014 which the Company expects to partially recover from its tenants pursuant to the terms of most of its leases.  Parking income for the Same-Store Properties was relatively unchanged for 2014 as compared to 2013.  Other income for the Same-Store Properties decreased $1.0 million, or 55.7 percent, due primarily to a decrease in lease breakage fees recognized in 2014 as compared to 2013.

Real estate taxes on the Same-Store Properties increased $1.9 million, or 8.7 percent, for 2014 as compared to 2013. The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2014 as compared to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, did not increase significantly in 2014 compared to 2013.  Utilities for the Same-Store Properties increased $11.6 million, or 71.1 percent, for 2014 as compared to 2013, due primarily to sharply increased electricity rates in 2014 as compared to 2013.  As more fully discussed in the “Executive Overview,” extended winter freeze conditions in early 2014 caused record electricity demand, and combined with reduced natural gas production and distribution disruptions, resulted in significant market price increases for electricity during the period. Operating services for the Same-Store Properties increased $2.9 million, or 11.6 percent, due primarily to an increase in snow removal costs of $1.5 million and in maintenance costs of $1.0 million for 2014 as compared to 2013.

Construction services revenue decreased $8.2 million, or 100.0 percent, in 2014 as compared to 2013, due to the Company no longer operating in this business segment.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $0.2 million, or 3.9 percent, for 2014 as compared to 2013, due primarily to an increase in salary reimbursement income for 2014 as compared to 2013.

Direct construction costs decreased $7.8 million, or 100.0 percent, in 2014 as compared to 2013, due to the Company no longer operating in this business segment.

Real estate services expenses increased $1.8 million, or 35.5 percent, for 2014 as compared to 2013.  This increase was due primarily to increased compensation and related costs.

General and administrative expenses increased $10.9 million in 2014 as compared to 2013.  This increase was primarily due to approximately $11 million of severance costs related to the departure of two of the Company’s executive vice presidents in 2014.

Depreciation and amortization increased by $1.6 million, or 3.8 percent, for 2014 over 2013.  This increase was due primarily to an increase of $2.5 million for 2014 as compared to 2013 related to depreciation and amortization on assets from the Roseland Transaction and the Acquired Properties, partially offset by assets becoming fully amortized in 2014.

Interest expense was relatively unchanged for 2014 as compared to 2013.

Interest and other investment income increased $0.4 million for 2014 as compared to 2013.  This was primarily due to higher available cash balances to invest in 2014.

Equity in earnings of unconsolidated joint ventures increased $0.5 million, or 29.4 percent, for 2014 as compared to 2013.  The increase was due primarily to increased income of $0.9 million from the South Pier at Harborside venture and a loss of $0.6 million in 2013 from the PruRose Port Imperial South 15 venture.  These were partially offset by a loss of $0.7 million from the KPG-P 100 IMW venture, which was entered into in late 2013.

Income from continuing operations decreased to a loss of $17.6 million in 2014 from income of $8.0 million in 2013.  The decrease of $25.6 million was due to the factors discussed above.

Net income available to common shareholders decreased by $26.9 million, or 232.4 percent, from income of $11.6 million in 2013 to a loss of $15.3 million in 2014.  The decrease was primarily the result of a decrease in income from continuing operations of $25.6 million for 2014 as compared to 2013, and a decrease in income from discontinued operations of $5.1 million for 2014 as compared to 2013.  These were partially offset by a decrease in noncontrolling interest in Operating Partnership of $3.0 million for 2014 as compared to 2013, a decrease in noncontrolling interest in discontinued operations of $0.6 million for 2014 as compared to 2013, and an increase in noncontrolling interest in consolidated joint ventures of approximately $0.2 million for 2014 as compared to 2013.

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

Repositioning of the Company’s Portfolio:
The Company continually reviews its portfolio and opportunities to divest office properties that no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or when market conditions are favorable to be sold at attractive prices.  The Company anticipates redeploying the proceeds from sales of office and office/flex properties in the near-term to develop, redevelop and acquire multi-family rental properties as well as reposition certain office properties into multi-family/mixed use properties, in its core Northeast sub-markets as part of its overall strategy to reposition its portfolio from office and office/flex to a mix of office, office/flex and multi-family rental properties.  The Company believes this strategy will provide additional working capital for its expansion into the multi-family rental sector.  In continuation of this strategy, the Company entered into the following transactions:

Property Sales
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

The formation of the joint ventures and the completion of the sale of the properties to the joint ventures are subject to the Keystone Entities’ completion of due diligence by April 30, 2014, which may be extended for a 30-day period, and normal and customary closing conditions.  There can be no assurance that the transaction will be consummated.

On March 11, 2014, the Company entered into an agreement to sell its 249,409 square foot office property located at 22 Sylvan Way in Parsippany, New Jersey for approximately $96.6 million. The Company completed the sale of the property on April 23, 2014.

Acquisitions
On April 10, 2014, the Company acquired Andover Place, a 220-unit multi-family rental property located in Andover, Massachusetts, for approximately $37.7 million in cash. The purchase price for the property was financed primarily through borrowings under the Company’s unsecured revolving credit facility.

The Company also recently signed agreements to acquire a mixed-use, commercial property and a multi-family property in separate transactions for a total of $159 million.

Construction Projects:
In December 2011, the Company entered into a development agreement (the “Development Agreement”) with Ironstate Development LLC (“Ironstate”) for the development of multi-family rental towers with associated parking and ancillary retail space on land owned by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Harborside Project”).  The first phase of the project is expected to consist of a parking pedestal to support a high-rise tower of approximately 763 apartment units and is estimated to cost approximately $320 million, of which development costs of $10.2 million have been incurred through March 31, 2014.  The parties anticipate the first phase will be ready for occupancy by approximately the third quarter of 2016.  In October 2013, the first phase of the project was awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.

Pursuant to the Development Agreement, the Company and Ironstate shall co-develop the URL Harborside Project with Ironstate responsible for obtaining all required development permits and approvals.  Major decisions with respect to the URL Harborside Project will require the consent of the Company and Ironstate.  The Company and Ironstate will have 85 and 15 percent interests, respectively, in the URL Harborside Project.  The Company will receive capital credit of $30 per approved developable square foot for its land, aggregating to approximately $20.6 million at March 31, 2014.  In addition to the capital credit it will receive for its land contribution, the Company currently expects that it will fund approximately $88 million of the development costs of the project (which is expected to be reduced by the effects of sales proceeds from the anticipated sale of the URL Tax Credits).

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the fourth quarter of 2014.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the third quarter of 2015 (of which the Company has incurred $5.0 million through March 31, 2014).

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

On October 23, 2012, as part of the Roseland Transaction, the Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $2.1 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”). The Eastchester Project began construction in late 2013.  Estimated total development costs of $50 million are expected to be funded with a $28.8 million construction loan and the balance of $21.2 million to be funded with member capital.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.30 per common share, in the aggregate, such distributions would equal approximately $106.5 million ($120.3 million, including common units in the Operating Partnership, held by parties other than the Company) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the Company will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $123.1 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  As of March 31, 2014, 121 of the Company’s properties, with an aggregate net book value of approximately $1.5 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of March 31, 2014, the Company had 220 unencumbered properties with a carrying value of $2.8 billion representing 89.1 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $162.9 million to $58.7 million at March 31, 2014, compared to $221.7 million at December 31, 2013.  This decrease is comprised of the following net cash flow items:

(1)	$27.5 million provided by operating activities.

(2)	$24.2 million used in investing activities, consisting primarily of the following:

(a)	$14.6 million used for additions to rental property and improvements; plus
(b)	$7.4 million used for the development of rental property, other related costs and deposits; plus
(c)	$1.9 million used for investments in unconsolidated joint ventures; plus
(d)	$0.8 million used for restricted cash; minus
(e)	$0.5 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$166.2 million used in financing activities, consisting primarily of the following:

(a)	$200.0 million used for repayments of senior unsecured notes; plus
(b)	$29.9 million used for payments of dividends and distributions; plus
(c)	$3.9 million used for the payments of contingent consideration payments; plus
(d)	$2.8 million used for repayments of mortgages, loans payable and other obligations; minus
(e)	$70.0 million from borrowings under the revolving credit facility; minus
(f)	$0.4 million from proceeds received from mortgages.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of March 31, 2014:

	Balance		Weighted Average	Weighted Average Maturity
	($000’s)	% of Total	Interest Rate (a)	in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,416,843	63.47%	4.93%	5.37
Fixed Rate Secured Debt	664,791	29.78%	7.64%	3.11
Variable Rate Secured Debt	80,653	3.61%	2.72%	0.90
Variable Rate Unsecured Debt (b)	70,000	3.14%	1.26%	3.33

Totals/Weighted Average:	$2,232,287	100.00%	5.54%	4.47

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.17 percent as of March 31, 2014, plus the applicable spread.
(b)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended March 31, 2014.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of March 31, 2014 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
April 1 to December 31, 2014	$7,328	$170,640	$177,968	8.10%
2015	8,551	193,488	202,039	4.65%
2016	8,388	269,272	277,660	7.14%
2017 (b)	6,423	461,366	467,789	3.69%	(c)
2018	5,996	231,536	237,532	6.70%
Thereafter	198	885,345	885,543	5.41%
Sub-total	36,884	2,211,647	2,248,531
Adjustment for unamortized debt
discount/premium, net, as of
March 31, 2014	(16,244)	-	(16,244)

Totals/Weighted Average	$20,640	$2,211,647	$2,232,287	5.54%

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.17 percent as of March 31, 2014, plus the applicable spread.
(b)	Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $70 million which matures in 2017 with two six-month extension options with the payment of a fee.
(c)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million for the three months ended March 31, 2014.

Senior Unsecured Notes:
On February 18, 2014, the Company repaid its $200 million face amount of 5.125 percent senior unsecured notes at their maturity, using available cash and borrowing on the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.4 billion as of March 31, 2014) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of April 21, 2014, the Company had outstanding borrowings of $95 million under its unsecured revolving credit facility.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of March 31, 2014, the Company had no outstanding borrowings under its Money Market Loan program.

Mortgages, Loans Payable and Other Obligations:
On April 10, 2014, the Company obtained a $27.5 million mortgage loan, collateralized by its property located in Rahway, New Jersey.  The loan bears interest of LIBOR plus 1.75 percent and matures in April 2019 with two one-year extension options, subject to certain conditions, with a fee of 125 basis points.  The loan is interest-only during the initial three-year term.

The Company has mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of April 21, 2014, the Company had outstanding borrowings of $95 million under its unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various financing and refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed in 2014.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s Common Units for the three months ended March 31, 2014:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2014	88,247,591	11,864,775	100,112,366
Common units redeemed for Common Stock	346,706	(346,706)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	2,175	-	2,175
Restricted shares issued, net of cancellations	33,674	-	33,674

Outstanding at March 31, 2014	88,630,146	11,518,069	100,148,215

Share Repurchase Program:
The Company has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of March 31, 2014, the Company has a remaining authorization under the Repurchase Program of $139 million.

Dividend Reinvestment and Stock Purchase Plan:
The Company has a Dividend Reinvestment and Stock Purchase Plan (the “DRIP”) which commenced in March 1999 under which approximately 5.5 million shares of the Company’s common stock have been reserved for future issuance.  The DRIP provides for automatic reinvestment of all or a portion of a participant’s dividends from the Company’s shares of common stock.  The DRIP also permits participants to make optional cash investments up to $5,000 a month without restriction and, if the Company waives this limit, for additional amounts subject to certain restrictions and other conditions set forth in the DRIP prospectus filed as part of the Company’s effective registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) for the approximately 5.5 million shares of the Company’s common stock reserved for issuance under the DRIP.

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold as of April 21, 2014.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which no securities have been sold as of April 21, 2014.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $311.1 million of which the Company has agreed to guarantee up to $89.7 million.  As of March 31, 2014, the outstanding balance of such debt totaled $156.4 million of which $68.9 million was guaranteed by the Company.  The Company has also posted a $4.6 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of March 31, 2014:

			Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,784,494	$217,075	$307,175	$339,325	$920,919	$-
Revolving credit facility (a)	72,940	882	1,764	70,294	-	-
Mortgages, loans payable
and other obligations (b)	892,258	220,009	335,141	337,108	-	-
Payments in lieu of taxes
(PILOT)	35,837	3,306	14,324	8,815	9,392	-
Ground lease payments	17,335	368	974	467	1,164	14,362
Other	4,082	1,277	2,805	-	-	-
Total	$2,806,946	$442,917	$662,183	$756,009	$931,475	$14,362

(a)	Interest payments assume LIBOR rate of 0.16 percent, which is the weighted average rate on this outstanding variable rate debt at March 31, 2014, plus the applicable spread.
(b)	Interest payments assume LIBOR rate of 0.17 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at March 31, 2014, plus the applicable spread.

Departure of Executive Vice Presidents:
On March 3, 2014, the Company announced that it had entered into a Settlement and General Release Agreement with Barry Lefkowitz (the “Lefkowitz Separation Agreement”) pursuant to which Mr. Lefkowitz left his position as Executive Vice President and Chief Financial Officer of the Company effective March 31, 2014 after twenty (20) years with the Company and its predecessor.  The Lefkowitz Separation Agreement provides, pursuant to the terms of his employment agreement, for (i) vesting of 68,667 shares of restricted common stock pursuant to Mr. Lefkowitz’s multi-year performance award, (ii) vesting of 11,457 newly issued shares of common stock of the Company pursuant to Mr. Lefkowitz’s TSR-based performance award, (iii) a cash payment to Mr. Lefkowitz of $2.5 million, (iv) a cash payment of $763,021 pursuant to his deferred retirement compensation award, and (v) a cash payment of $123,601 in accrued but unpaid dividend equivalents pursuant to his multi-year performance award. All such cash amounts will be paid to Mr. Lefkowitz on October 1, 2014. The Company also will pay the premiums for the continuation of Mr. Lefkowitz’s existing health insurance for a period up to 48 months following March 31, 2014.

Also on March 3, 2014, the Company announced that it had entered into a Settlement and General Release Agreement with Roger W. Thomas (the “Thomas Separation Agreement”) pursuant to which Mr. Thomas left his position as Executive Vice President, General Counsel and Secretary of the Company effective March 31, 2014 after twenty (20) years with the Company and its predecessor.  The Thomas Separation Agreement provides, pursuant to the terms of his employment agreement, for (i) vesting of 41,000 shares of restricted common stock pursuant to Mr. Thomas’ multi-year performance award, (ii) acceleration but discretionary full vesting of 33,605 newly issued shares of common stock of the Company pursuant to Mr. Thomas’ TSR-based performance award, (iii) a cash payment to Mr. Thomas of $2.5 million, (iv) a cash payment of $476,888 pursuant to his deferred retirement compensation award, and (v) a cash payment of $73,800 in accrued but unpaid dividend equivalents pursuant his multi-year performance award. All such cash amounts will be paid to Mr. Thomas on October 1, 2014. The Company also will pay the premiums for the continuation of Mr. Thomas’ existing health insurance for a period up to 48 months following September 30, 2014.  Mr. Thomas will remain as a consultant to the Company from April 1, 2014 through September 30, 2014 for aggregate cash compensation of $300,000.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net income (loss) available to common shareholders	$(15,298)	$11,556
Add (deduct): Noncontrolling interests in Operating Partnership	(2,008)	973
Noncontrolling interests in discontinued operations	-	622
Real estate-related depreciation and amortization on
continuing operations (a)	47,448	46,432
Real estate-related depreciation and amortization
on discontinued operations	-	3,453
Funds from operations	$30,142	$63,036

(a)
Includes the Company’s share from unconsolidated joint ventures of $2,557 and $3,154 for the three months ended March 31, 2014 and 2013, respectively.  Excludes non-real estate-related depreciation and amortization of $93 and $70 for the three months ended March 31, 2014 and 2013, respectively.

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

For further information on factors which could impact us and the statements contained herein, see Item 1A: Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.  We assume no obligation to update and supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise.

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

Approximately $2.1 billion of the Company’s long-term debt as of March 31, 2014 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of March 31, 2014 ranged from LIBOR plus 110 basis points to LIBOR plus 350 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $1.5 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of March 31, 2014 would be approximately $87 million.

March 31, 2014
Debt, including current portion	4/1/14 -										Fair
($s in thousands)	12/31/2014	2015	2016	2017		2018	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$141,018	$158,552	$277,660	$397,573		$237,532	$885,543	$2,097,878	$(16,244)	$2,081,634	$2,138,055
Average Interest Rate	6.83%	5.40%	7.14%	4.12%		6.70%	5.41%			5.79%

Variable Rate	$36,950	43,487	$-	$70,216	(b)			$150,653	-	$150,653	$150,653

(a)   Adjustment for unamortized debt discount/premium, net, as of March 31, 2014.
(b)	Includes $70 million of outstanding borrowings under the Company’s unsecured revolving credit facility which matures in 2017 with two six-month extension options with the payment of a fee.

While the Company has not experienced any significant credit losses, in the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in losses to the Company which could adversely affect its operating results and liquidity.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and acting chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s chief executive officer and acting chief financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

Item 1A.    Risk Factors

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended March 31, 2014, the Company issued 346,706 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty Corporation
(Registrant)

Date: April 23, 2014	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: April 23, 2014	By:	/s/ Anthony Krug
Anthony Krug
Chief Accounting Officer and
Acting Chief Financial Officer
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

10.32*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Anthony Krug dated October 22, 2002.

10.33*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Jonathan Litt dated March 3, 2014.

10.34
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company's Form 10-Q dated September 30, 2002 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.35
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company's Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.36
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

10.37
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.38
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company's Form 10-Q dated March 31, 2007 and incorporated herein by reference).

10.39
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

10.42
Guarantee of Recourse Obligations of Mack-Cali Realty, L.P. in favor of The Northwestern Mutual Life Insurance Company and New York Life Insurance Company dated October 28, 2008 (filed as Exhibit 10.134 to the Company's Form 10-Q dated September 30, 2008 and incorporated herein by reference).

10.43
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

10.45
Limited Liability Company Membership Interest Purchase and Sale Agreement dated April 29, 2009 by and among Gale SLG NJ LLC, Mack-Cali Ventures L.L.C., SLG Gale 55 Corporation LLC and 55 Corporate Partners L.L.C.  (filed as Exhibit 10.146 to the Company's Form 10-Q dated March 31, 2009 and incorporated herein by reference).

10.46
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

10.47
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

10.82
Amended and Restated Irrevocable Cross Collateral Guaranty of Payment and Performance dated January 15, 2010 of Mack-Cali Realty, L.P. to The Prudential Insurance Company of America and VPCM, LLC with respect to Mack-Cali Saddle River in Bergen County, New Jersey (filed as Exhibit 10.199 to the Company's Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.83
Development Agreement dated December 5, 2011 by and between M-C Plaza VI & VII L.L.C. and Ironstate Development LLC (filed as Exhibit 10.1 to the Company's Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.84	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company's Form 8-K dated December 5, 2011 and incorporated herein by reference).

10.85
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

10.86
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

10.89
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

Exhibit
Number	Exhibit Title

10.92
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

10.94
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.8 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.95
Deferred Retirement Compensation Agreement, dated as of September 12, 2012, between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.9 to the Company's Form 8-K dated September 12, 2012 and incorporated herein by reference).

10.96
Form of Restricted share Award Agreement effective December 10, 2013 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Anthony Krug (filed as Exhibit 10.1 to the Company's Form 8-K dated December 10, 2013 and incorporated herein by reference).

10.97
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

10.98
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

10.99
Purchase and Sale Agreement, dated as of January 17, 2013 by and between Overlook Ridge Phase I, L.L.C., Overlook Ridge Phase IB, L.L.C. and Mack-Cali Realty Acquisition Corp. (filed as Exhibit 10.1 to the Company's Form 8-K dated January 17, 2012 and incorporated herein by reference)

Exhibit
Number	Exhibit Title

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

10.116
Agreement of Sale and Purchase dated as of February 24, 2014 by and between Kemble Plaza II Realty L.L.C., as seller, and H'Y2 400 Mt Kemble, LLC, as purchaser (filed as Exhibit 10.9 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.117
Agreement of Sale and Purchase dated as of February 24, 2014 by and between 1266 Soundview Realty L.L.C., as seller, and H'Y2 Stamford, LLC, as purchaser (filed as Exhibit 10.10 to the Company's Form 8-K dated February 24, 2014 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.118
Agreement dated February 28, 2014 by and among Mack-Cali Realty Corporation, Land & Buildings Capital Growth Fund, L.P., Land & Buildings Investment Management,LLC and Jonathan Litt (filed as Exhibit 10.116 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.119
Settlement and General Release Agreement dated March 1, 2014 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.117 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.120
Settlement and General Release Agreement dated March 1, 2014 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.118 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.121
Restricted share Award Agreement effective March 19, 2014 by and between Mack-Cali Realty Corporation and Anthony Krug (filed as Exhibit 10.1 to the Company's Form 8-K dated March 21, 2014 and incorporated herein by reference).

31.1*	Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Accounting Officer and Acting Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, and the Company’s Chief Accounting Officer and Acting Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith