Form 10-Q
period 2014-06-30
MACK CALI REALTY CORP
filed 2014-07-24
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

 or

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

As of July 23, 2014, there were 88,986,073 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

		MACK-CALI REALTY CORPORATION

		FORM 10-Q

		INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):	3

		Consolidated Balance Sheets as of June 30, 2014	4
		and December 31, 2013

		Consolidated Statements of Operations for the three and six months	5
		ended June 30, 2014 and 2013

		Consolidated Statement of Changes in Equity for the six months	6
		ended June 30, 2014

		Consolidated Statements of Cash Flows for the six months	7
		ended June 30, 2014 and 2013

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition	39
		and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

	Item 4.	Controls and Procedures	60

Part II	Other Information

	Item 1.	Legal Proceedings	61

	Item 1A.	Risk Factors	61

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

	Item 3.	Defaults Upon Senior Securities	61

	Item 4.	Mine Safety Disclosures	61

	Item 5.	Other Information	61

	Item 6.	Exhibits	62

Signatures			63

Exhibit Index			64

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

The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
ASSETS	2014	2013
Rental property
Land and leasehold interests	$725,542	$750,658
Buildings and improvements	3,807,642	3,915,800
Tenant improvements	423,988	456,003
Furniture, fixtures and equipment	9,461	7,472
	4,966,633	5,129,933
Less – accumulated depreciation and amortization	(1,389,202)	(1,400,988)
Net investment in rental property	3,577,431	3,728,945
Cash and cash equivalents	80,943	221,706
Investments in unconsolidated joint ventures	265,866	181,129
Unbilled rents receivable, net	126,111	136,304
Deferred charges, goodwill and other assets	266,760	218,519
Restricted cash	26,405	19,794
Accounts receivable, net of allowance for doubtful accounts
of $2,163 and $2,832	11,256	8,931

Total assets	$4,354,772	$4,515,328

LIABILITIES AND EQUITY
Senior unsecured notes	$1,417,141	$1,616,575
Revolving credit facility	56,000	-
Mortgages, loans payable and other obligations	735,127	746,191
Dividends and distributions payable	15,173	29,938
Accounts payable, accrued expenses and other liabilities	140,546	121,286
Rents received in advance and security deposits	48,932	53,730
Accrued interest payable	25,973	29,153
Total liabilities	2,438,892	2,596,873
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
88,982,062 and 88,247,591 shares outstanding	890	882
Additional paid-in capital	2,554,841	2,539,326
Dividends in excess of net earnings	(902,036)	(897,849)
Total Mack-Cali Realty Corporation stockholders’ equity	1,653,695	1,642,359

Noncontrolling interests in subsidiaries:
Operating Partnership	207,479	220,813
Consolidated joint ventures	54,706	55,283
Total noncontrolling interests in subsidiaries	262,185	276,096

Total equity	1,915,880	1,918,455

Total liabilities and equity	$4,354,772	$4,515,328

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
REVENUES	2014	2013	2014	2013
Base rents	$133,210	$135,438	$267,261	$269,061
Escalations and recoveries from tenants	16,996	17,456	42,564	36,944
Construction services	-	6,746	-	14,972
Real estate services	7,009	6,642	13,701	13,085
Parking income	2,236	1,597	4,350	2,989
Other income	849	467	2,020	2,208
Total revenues	160,300	168,346	329,896	339,259

EXPENSES
Real estate taxes	23,375	19,834	47,726	41,483
Utilities	14,573	13,739	42,854	30,027
Operating services	27,840	25,327	57,062	50,635
Direct construction costs	-	6,511	-	14,336
Real estate services expenses	6,571	5,304	13,280	10,257
General and administrative	13,673	13,111	36,554	25,084
Depreciation and amortization	44,711	45,665	89,696	89,013
Total expenses	130,743	129,491	287,172	260,835
Operating income	29,557	38,855	42,724	78,424

OTHER (EXPENSE) INCOME
Interest expense	(28,159)	(31,270)	(58,105)	(61,139)
Interest and other investment income	922	1,094	1,308	1,100
Equity in earnings (loss) of unconsolidated joint ventures	443	(80)	(792)	(1,830)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	54,584	-	54,584	-
Total other (expense) income	27,790	(30,256)	(3,005)	(61,869)
Income from continuing operations	57,347	8,599	39,719	16,555
Discontinued operations:
Income from discontinued operations	-	4,530	-	9,663
Loss from early extinguishment of debt	-	(703)	-	(703)
Realized gains (losses) and unrealized losses on disposition
of rental property, net	-	13,758	-	13,758
Total discontinued operations	-	17,585	-	22,718
Net income	57,347	26,184	39,719	39,273
Noncontrolling interest in consolidated joint ventures	290	62	612	124
Noncontrolling interest in Operating Partnership	(6,514)	(1,048)	(4,506)	(2,021)
Noncontrolling interest in discontinued operations	-	(2,127)	-	(2,749)
Net income available to common shareholders	$51,123	$23,071	$35,825	$34,627

Basic earnings per common share:
Income from continuing operations	$0.58	$0.09	$0.40	$0.16
Discontinued operations	-	0.17	-	0.23
Net income available to common shareholders	$0.58	$0.26	$0.40	$0.39

Diluted earnings per common share:
Income from continuing operations	$0.58	$0.09	$0.40	$0.16
Discontinued operations	-	0.17	-	0.23
Net income available to common shareholders	$0.58	$0.26	$0.40	$0.39

Basic weighted average shares outstanding	88,691	87,708	88,491	87,688

Diluted weighted average shares outstanding	100,023	99,895	99,964	99,892

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

			Additional	Dividends in	Noncontrolling
	Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2014	88,248	$882	$2,539,326	$(897,849)	$276,096	$1,918,455
Net income	-	-	-	35,825	3,894	39,719
Common stock dividends	-	-	-	(40,012)	-	(40,012)
Common unit distributions	-	-	-		(5,129)	(5,129)
Increase in noncontrolling interest	-	-	-	-	35	35
Redemption of common units
for common stock	701	7	12,866	-	(12,873)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	4	-	77	-	-	77
Director deferred compensation plan	-	-	213	-	-	213
Stock compensation	29	1	2,521	-	-	2,522
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	(162)	-	162	-
Balance at June 30, 2014	88,982	$890	$2,554,841	$(902,036)	$262,185	$1,915,880

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013
Net income	$39,719	$39,273
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	90,460	88,950
Depreciation and amortization on discontinued operations	-	6,442
Amortization of deferred stock units	213	-
Amortization of stock compensation	5,563	1,687
Amortization of deferred financing costs and debt discount	1,528	1,582
Equity in (earnings) loss of unconsolidated joint venture, net	792	1,830
Distributions of cumulative earnings from unconsolidated joint ventures	3,756	4,712
Realized (gains) and unrealized losses on disposition of rental property, net	(54,584)	(13,758)
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(3,551)	(8,216)
Increase in deferred charges, goodwill and other assets	(8,592)	(16,859)
(Increase) decrease in accounts receivable, net	(2,325)	1,171
Increase in accounts payable, accrued expenses and other liabilities	19,946	3,120
Decrease in rents received in advance and security deposits	(4,798)	(6,758)
(Decrease) increase in accrued interest payable	(3,180)	1,007

Net cash provided by operating activities	$84,947	$104,183

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(37,696)	$(149,200)
Rental property additions and improvements	(41,825)	(39,688)
Development of rental property, other related costs and deposits	(7,896)	(12,204)
Proceeds from the sale of rental property	190,798	161,727
Investments in notes receivable	(62,276)	-
Repayment of notes receivable	250	83
Investment in unconsolidated joint ventures	(38,948)	(31,500)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	837	20,354
Increase in restricted cash	(6,611)	(300)

Net cash used in investing activities	$(3,367)	$(50,728)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$233,500	$289,000
Repayment of revolving credit facility	(177,500)	(289,000)
Proceeds from senior unsecured notes	-	268,928
Repayment of senior unsecured notes	(200,000)	(100,000)
Proceeds from mortgages and loans payable	28,135	1,798
Repayment of mortgages, loans payable and other obligations	(42,469)	(9,420)
Payment of contingent consideration	(3,936)	(2,755)
Payment of financing costs	(198)	(2,643)
Payment of dividends and distributions	(59,875)	(89,669)

Net cash (used in) provided by financing activities	$(222,343)	$66,239

Net (decrease) increase in cash and cash equivalents	$(140,763)	$119,694
Cash and cash equivalents, beginning of period	221,706	58,245

Cash and cash equivalents, end of period	$80,943	$177,939

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of June 30, 2014, the Company owned or had interests in 279 properties, consisting of 266 commercial properties, primarily class A office and office/flex properties, totaling approximately 31.5 million square feet, leased to approximately 2,000 commercial tenants, and 13 multi-family rental properties containing 3,898 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 251 buildings, primarily office and office/flex buildings totaling approximately 30.9 million square feet (which include 30 buildings, primarily office buildings aggregating approximately 5.1 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, 13 multi-family properties totaling 3,898 apartments (which include seven properties aggregating 2,597 apartments owned by unconsolidated joint ventures in which the Company has investment interests), five parking/retail properties totaling approximately 121,500 square feet (which include two buildings aggregating 81,500 square feet  owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

As of June 30, 2014 and December 31, 2013, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $227 million and $219.9 million, respectively, mortgages of $85.8 million and $81.9 million, respectively, and other liabilities of $15.1 million and $18.3 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition–related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.9 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $44.2 million and $40.8 million as of June 30, 2014 and December 31, 2013, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $759,000 and $809,000 for the three months ended June 30, 2014 and 2013, respectively, $1,528,000 and $1,582,000 for the six months ended June 30, 2014 and 2013, respectively. If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) from early extinguishment of debt.

Deferred
Leasing Costs
Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, approximated $845,000 and $1,033,000 for the three months ended June 30, 2014 and 2013, respectively, and $1,876,000 and $2,206,000 for the six months ended June 30, 2014 and 2013, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

Allowance for
Doubtful Accounts
Management performs a detailed review of amounts due from tenants to determine if an allowance for doubtful accounts is required based on factors affecting the collectability of the accounts receivable balances. The factors considered by management in determining which individual tenant receivable balances, or aggregate receivable balances, require a collectability allowance include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

Income and
Other Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, the Company generally will not be subject to corporate federal income tax (including alternative minimum tax) on net income that it currently distributes to its shareholders, provided that the Company satisfies certain organizational and operational requirements including the requirement to distribute at least 90 percent of its REIT taxable income (determined by excluding any net capital gains) to its shareholders.  If and to the extent the Company retains and does not distribute any net capital gains, the Company will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.  The Company has elected to treat certain of its corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”).  In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate federal income tax.   The Company has conducted business through its TRS entities for certain property management, development, construction and other related services, as well as to hold a joint venture interest in a hotel and other matters.  As of June 30, 2014, the Company had a deferred tax asset with a balance of approximately $14.1 million which has been fully reserved for through a valuation allowance.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2009 forward.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at June 30, 2014 represents dividends payable to common shareholders (88,730,563 shares) and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (11,161,018 common units) for all such holders of record as of July 3, 2014 with respect to the second quarter 2014.  The second quarter 2014 common stock dividends and common unit distributions of $0.15 per common share and unit were approved by the Board of Directors on May 30, 2014.  The common stock dividends and common unit distributions payable were paid on July 11, 2014.

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

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), TSR-based Performance Shares and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $877,000 and $461,000 for the three months ended June 30, 2014 and 2013, respectively, and $4,264,000 (which includes $3,203,000 related to the departure of executive vice presidents.  See Note 13: Commitments and Contingencies – Departure of Executive Vice Presidents); and $1,306,000 for the six months ended June 30, 2014 and 2013, respectively.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the three and six months ended June 30, 2014 and 2013, and no accumulated other comprehensive income as of June 30, 2014 and December 31, 2013.

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

Discontinued
Operations
In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity.  This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.  See Note 7: Discontinued Operations.

3.    REAL ESTATE TRANSACTIONS

Acquisitions

On April 10, 2014, the Company acquired Andover Place, a 220-unit multi-family rental property located in Andover, Massachusetts, for approximately $37.7 million, which was funded primarily through borrowing under the Company’s unsecured revolving credit facility.

The purchase price was allocated to the net assets acquired, as follows (in thousands):

Andover
Place
Land	$8,535
Buildings and improvements	27,609
Furniture, fixtures and equipment	459
In-place lease values (1)	1,118
37,721

Less: Below market lease values (1)	(25)

Net cash paid at acquisition	$37,696

(1)      In-place lease values and below market lease values will be amortized over one year or less.

Sales

The Company sold the following office properties during the six months ended June 30, 2014 (dollars in thousands):

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
04/23/14	22 Sylvan Way	Parsippany, New Jersey	1	249,409	$94,897	$60,244	$34,653
06/23/14	30 Knightsbridge Road (a)	Piscataway, New Jersey	4	680,350	54,641	52,361	2,280
06/23/14	470 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	52,500	7,195	7,109	86
06/23/14	530 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	57,204	6,299	6,235	64
06/27/14	400 Rella Boulevard	Suffern, New York	1	180,000	27,539	10,938	16,601
06/30/14	412 Mount Kemble Avenue (a)	Morris Township, New Jersey	1	475,100	44,751	43,851	900

Totals:			9	1,694,563	$235,322	$180,738	$54,584

(a)
The Company completed the sale of these properties for approximately $117 million: $114.6 million in cash and subordinated equity interests in each of the properties sold with capital accounts aggregating $2.4 million. Net sale proceeds from the sale aggregated $112.9 million which was comprised of the $117 million gross sales price less the subordinated equity interests of $2.4 million and $1.7 million in closing costs.  The purchasers of these properties are joint ventures formed between the Company and affiliates of the Keystone Property Group (“Keystone Entities”).  The senior equity will receive a 15 percent internal rate of return (“IRR”) after which the subordinated equity will receive a ten percent IRR and then all distributable cash flow will be split equally between the Keystone Entities and the Company. In connection with these partial sale transactions, because the buyer receives a preferential return, the Company only recognized profit to the extent that they received net proceeds in excess of their entire carrying value of the properties, effectively reflecting their retained subordinate equity interest at zero.  The Company has contracts with Keystone Entities to sell an additional seven of its office properties in New Jersey, New York and Connecticut, aggregating approximately 928,258 square feet, for approximately $104 million, comprised of: $78.3 million in cash from a combination of Keystone Entities senior and pari-passu equity and mortgage financing; Company subordinated equity interests in each of the properties being sold with capital accounts aggregating $18.8 million; and Company pari passu equity interests in three of the properties being sold aggregating $6.9 million.

(b)
The Company recorded an impairment charge of $3.9 million on these properties at December 31, 2013 as it estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods.

On January 1, 2014, the Company early adopted the new discontinued operations standard and as the properties sold in the six months ended June 30, 2014 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income from the properties sold during the six months ended June 30, 2014 for the three and six months ended June 30, 2014 and 2013: (dollars in thousands)  See Note 7: Discontinued Operations for properties sold in 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total revenues	$6,547	$9,235	$16,302	$18,478
Operating and other expenses	(3,208)	(3,918)	(8,764)	(7,099)
Depreciation and amortization	(1,433)	(2,190)	(3,379)	(4,376)
Interest income	3	-	3	-

Income from properties sold	1,909	3,127	4,162	7,003

For the three and six months ended June 30, 2014, included in general and administrative expense was an aggregate of approximately $1.9 million in transactions costs related to the Company’s property and joint venture acquisitions.

Excluded from the cash flow statement for the six months ended June 30, 2014 was $4.4 million of sale proceeds and $40 million of acquisition and other investment fundings, which were handled through a qualified intermediary.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2014, the Company had an aggregate investment of approximately $265.9 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of June 30, 2014, the unconsolidated joint ventures owned: 29 office and two retail properties aggregating approximately 4.7 million square feet, seven multi-family properties totaling 2,597 apartments, a 350-room hotel, a senior mezzanine loan position in the capital stack of a 1.7 million square foot commercial property; development projects for up to approximately 3,317 apartments; and interests and/or rights to developable land parcels able to accommodate up to 4,130 apartments and 1.5 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of June 30, 2014, such debt had a total facility amount of $311.1 million of which the Company agreed to guarantee up to $89.9 million.  As of June 30, 2014, the outstanding balance of such debt totaled $200.6 million of which $79.8 million was guaranteed by the Company.  The Company also posted a $4.6 million letter of credit in support of the South Pier at Harborside joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $1.4 million and $1.3 for such services in the three months ended June 30, 2014 and 2013, respectively, and $2.8 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively.  The Company had $824,000 and $523,000 in accounts receivable due from its unconsolidated joint ventures as of June 30, 2014 and December 31, 2013.

Included in the Company’s investments in unconsolidated joint ventures as of June 30, 2014 are eight unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary. These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $94.5 million as of June 30, 2014.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $110.8 million, which includes the Company’s current investment and estimated future funding commitments of approximately $16.3 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide. In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of June 30, 2014: (dollars in thousands)

	Number of		Company's	Company's	Property Debt
	Apartment Units		Effective	Carrying		Maturity	Interest
Entity / Property Name	or Square Feet (sf)		Ownership % (a)	Amount	Balance	Date	Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%	$15,782	$95,000	05/01/18	4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (North and South) (b)	523	units	15.00%	2,686	165,000	02/01/21	4.19%
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station (b)	217	units	25.00%	496	39,021	07/01/15	4.00%
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial (b)	236	units	50.00%	-	57,500	09/01/20	4.32%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (c) (d)	130	units	12.50%	6,257	46,217	(e)	(e)
Overlook Ridge JV, L.L.C./ Quarrystone (b) (f)	251	units	25.00%	-	75,366	(g)	(g)
Overlook Ridge JV 2C/3B, L.L.C./Overlook Ridge 2C & 3B (b)	371	units	25.00%	-	41,006	12/28/15	L+2.50%	(h)
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial (b)	316	units	25.00%	1,950	76,334	07/15/21	6.00%	(i)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b)	355	units	7.50%	-	72,619	06/27/16	L+2.10%	(j)
Crystal House Apartments Investors LLC / Crystal House (k)	828	units	25.00%	26,458	165,000	03/19/20	3.17%
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7 (b)	176	units	38.25%	2,655	20,007	12/05/15	L+2.50%	(l)
PruRose Port Imperial South 13, LLC / Port Imperial Bldg 13 (b)	280	units	20.00%	1,685	26,097	06/27/16	L+2.15%	(m)
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (n)	363	units	20.00%	1,926	-	-	-
RoseGarden Marbella South, L.L.C./ Marbella II (b)	311	units	24.27%	8,580	12,503	03/30/17	L+2.25%	(o)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b)	227	units	7.50%	-	22,157	01/25/17	L+2.10%	(p)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	36.00%	4,247	13,370	06/27/16	L+2.35%	(q)
Capitol Place Mezz LLC / Station Townhouses	377	units	50.00%	47,978	45,039	07/01/33	4.82%	(r)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	763	units	85.00%	22,150	-	-	-
Overlook Ridge, L.L.C./Overlook Ridge Land	896	potential units	50.00%	-	16,940	03/02/15	L+3.50%
RoseGarden Monaco, L.L.C./ San Remo Land	300	potential units	41.67%	1,255	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	1,000	potential units	50.00%	337	-	-	-

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	3,771	16,240	05/17/16	L+3.00%	(s)
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	5,658	14,717	07/01/23	2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	1,899	7,057	11/01/23	4.76%
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962	-	-	-
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	33.33%	751	61,500	09/09/16	L+7.00%	(t)
Keystone-Penn	1,842,820	sf	(u)	-	200,601	(v)	(v)
Keystone-TriState	1,266,384	sf	(u)	-	118,890	(w)	(w)
KPG-MCG Curtis JV, L.L.C./ Curtis Center	885,000	sf	50.00%	2,187	-	-	-
Curtis Center TIC I and II LLC / Curtis Center	n/a		(x)	61,296	-	-	-

Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	1,225,000	sf	50.00%	3,848	-	-	-
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial (b)	30,745	sf	20.00%	1,883	-	-	-
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%	-	66,799	(y)	(y)
Stamford SM LLC / Senior Mezzanine Loan (z)	n/a	n/a	80.00%	37,418	-	-	-
Other (aa)				751	-	-	-
Totals:				$265,866	$1,474,980

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.

(b)
The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the Company is not expected to meaningfully participate in the venture's cash flows in the near term.

(c)
Through the joint venture, the Company also owns a 12.5 percent interest in a 50,973 square feet of retail building ("Shops at 40 Park") and a 25 percent interest in a to-be-built 59-unit, five story multi-family rental development property ("Lofts at 40 Park").

(d)
The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the payment of the outstanding balance remaining on a note ($975 as of June 30, 2014), and is not expected to meaningfully participate in the venture's cash flows in the near term.

(e)
Property debt balance consists of: (i) a loan, collateralized by the Metropolitan at 40 Park, has a balance of $38,600, bears interest at 3.25 percent, matures in September 2020 and is interest only through September 2015; (ii) loan, collateralized by the Shops at 40 Park, has a balance of $6,500, bears interest at 3.63 percent, matures in August 2018 and is interest-only through July 2015; and (iii) the loan, collateralized by the Lofts at 40 Park, has a balance of $1,117, bears interest at LIBOR plus 250 basis points and matures in September 2015.  The Shops at 40 Park mortgage loan also provides for additional borrowing proceeds of $1 million based on certain preferred thresholds being achieved.

(f)	Through the joint venture, the Company also owns a 50 percent interest in a land parcel ("Overlook Phase III Land") that can accommodate the development of approximately 240 apartment units.

(g)
Property debt balance consists of: (i) a loan, collateralized by the Overlook Phase III Land, has a balance of $5,709, bears interest at a rate of LIBOR plus 250 basis points, matures in April 2015 and, subject to certain conditions, provides for a one-year extension option with a fee of 25 basis points, and (ii) the senior loan, collateralized by the Quarrystone property, has a balance of $52,657, bears interest at LIBOR plus 200 basis, matures in March 2016 and (iii) the junior loan, with a balance of $17,000, bears interest at LIBOR plus 90 basis points, matures in March 2016 and is collateralized by a $17,000 letter of credit provided by an affiliate of the partner.

(h)
The construction loan has a maximum borrowing amount of $55,500 and provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The joint venture has a swap agreement that fixes the all-in rate to 3.0875 percent per annum on an initial notional amount of $1,840, increasing to $50,800, for the period from September 3, 2013 to November 2, 2015.

(i)	The construction loan has a maximum borrowing amount of $83,113.

(j)	The construction loan has a maximum borrowing amount of $91,000 and provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

(k)	The Company also owns a 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.

(l)
The construction loan has a maximum borrowing amount of $42,500 and provides, subject to certain conditions, two two-year extension options with a fee of 12.5 basis points for the first two-year extension and 25 basis points for the second two-year extension.

(m)
The construction loan has a maximum borrowing amount of $73,350 and provides, subject to certain conditions, one-year extension option followed by a six-month extension option with a fee of 25 basis points each. The joint venture has a swap agreement that fixes the all-in rate to 2.79 percent per annum on an initial notional amount of $1,620, increasing to $69,500 for the period from July 1, 2013 to January 1, 2016.

(n)	The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J ("Port Imperial North Land") that can accommodate the development of 836 apartment units.

(o)	The construction loan has a maximum borrowing amount of $77,400 and provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points for each year.

(p)	The construction loan has a maximum borrowing amount of $57,000 and provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.

(q)	The construction loan has a maximum borrowing amount of $23,400 and provides, subject to certain conditions, two one-year extension options with a fee of 20 basis points for each year.

(r)	The construction loan has a maximum borrowing amount of $100,700 with amortization starting in August 2017.

(s)
The joint venture has a swap agreement that fixes the all-in rate to 3.99375 percent per annum on an initial notional amount of $13,650 and then adjusting in accordance with an amortization schedule, which is effective from October 17, 2011 through loan maturity.

(t)	The mortgage loan has two one-year extension options, subject to certain conditions, and includes a $25 million construction reserve.

(u)
The Company’s equity interests in the joint ventures will be subordinated to affiliates of the Keystone Property Group receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a ten percent IRR on its subordinate equity and then all profit will be split equally.

(v)
Principal balance of $127,600 bears interest at 5.114 percent and matures in August 27, 2023; principal balance of $62,577 bears interest at rates ranging from LIBOR+5.0 percent to LIBOR+5.75 percent and matures in August 27, 2016; principal balance of $10,425 bears interest at LIBOR+6.0 percent matures in August 27, 2015.

(w)
Principal balance of $77,650 bears interest at rates ranging from 4.888 percent to 4.93 percent and matures on July 6, 2024; principal balance of $41,240 bears interest at LIBOR+4.95 percent and matures on July 1, 2017.

(x)	Includes undivided interests in the same manner as investments in noncontrolled partnership, pursuant to ASC 970-323-25-12. See discussion in Recent Transactions following in this footnote.

(y)
Balance includes: (i) mortgage loan, collateralized by the hotel property, has a balance of $62,175, bears interest at 6.15 percent and matures in November 2016, and (ii) loan with a balance of $4.6 million, bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 1, 2020.  The Company posted a $4.6 million letter of credit in support of this loan, half of which is indemnified by the partner.

(z)
The joint venture owns a senior mezzanine loan  ("Mezz Loan") with a face value of $50,000 and is secured by the equity interests in a seven-building portfolio containing 1.67 million square feet of Class A office space and 106 residential rental units totaling 70,500 square feet.  The interest-only Mezz Loan has a carrying value of $46,505 and is subject to an agreement that provides, subject to certain conditions, for the payment of principal proceeds above $47,000 to another party. The Mezz loan bears interest at LIBOR plus 325 basis points and matures in August 2014.  The joint venture is evaluating its option regarding its investment as the loan approaches maturity.

(aa)
The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2014 and December 31, 2013: (dollars in thousands)

	June 30,	December 31,
	2014	2013
Assets:
Rental property, net	$1,202,271	$755,049
Loan receivable	46,505	45,050
Other assets	486,239	582,990
Total assets	$1,735,015	$1,383,089
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$844,476	$637,709
Other liabilities	211,959	87,231
Partners'/members' capital	678,580	658,149
Total liabilities and
partners'/members' capital	$1,735,015	$1,383,089

The following is a summary of the Company’s investments in unconsolidated joint ventures as of June 30, 2014 and December 31, 2013: (dollars in thousands)

	June 30,	December 31,
Entity / Property Name	2014	2013
Marbella RoseGarden, L.L.C./ Marbella	$15,782	$15,797
RoseGarden Monaco Holdings, L.L.C./ Monaco (North and South)	2,686	3,201
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station	496	857
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial	-	-
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	6,257	6,455
Overlook Ridge JV, L.L.C./ Quarrystone	-	-
Overlook Ridge JV 2C/3B, L.L.C./Overlook Ridge 2C & 3B	-	-
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial	1,950	3,117
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	-	203
Crystal House Apartments Investors LLC / Crystal House	26,458	26,838
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7	2,655	3,207
PruRose Port Imperial South 13, LLC / Port Imperial Bldg 13	1,685	2,206
Roseland/Port Imperial Partners, L.P./ Riverwalk C	1,926	2,068
RoseGarden Marbella South, L.L.C./ Marbella II	8,580	7,567
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	-	24
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	4,247	3,655
Capitol Place Mezz LLC / Station Townhouses	47,978	46,628
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside (a)	22,150	-
Overlook Ridge, L.L.C./Overlook Ridge Land	-	-
RoseGarden Monaco, L.L.C./ San Remo Land	1,255	1,224
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	337	337
Red Bank Corporate Plaza, L.L.C./ Red Bank	3,771	4,046
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	5,658	5,514
BNES Associates III / Offices at Crystal Lake	1,899	1,753
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	1,962	1,962
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	751	1,887
Keystone-Penn	-	-
Keystone-TriState	-	-
KPG-MCG Curtis JV, L.L.C./ Curtis Center (a)	2,187	-
Curtis Center TIC I and II LLC / Curtis Center (b)	61,296	-
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	3,848	3,702
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	1,883	1,930
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson (c)	-	-
Stamford SM LLC / Senior Mezzanine Loan	37,418	36,258
Other	751	693
Company's investment in unconsolidated joint ventures	$265,866	$181,129

(a)	See discussion in Recent Transactions following in this footnote.
(b)	Includes undivided interests in the same manner as investments in noncontrolled partnership, pursuant to ASC 970-323-25-12. See discussion in Recent Transactions following in this footnote.
(c)
The negative investment balance for this joint venture of $710 and $1,706 as of June 30, 2014 and December 31, 2013, respectively, were included in accounts payable, accrued expenses and other liabilities.

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2014 and 2013: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total revenues	$113,118	$91,274	$144,111	$103,693
Operating and other expenses	(96,605)	(81,321)	(114,958)	(89,268)
Depreciation and amortization	(8,213)	(10,083)	(16,581)	(13,174)
Interest expense	(8,786)	(3,310)	(15,127)	(5,322)
Net income (loss)	$(486)	$(3,440)	$(2,555)	$(4,071)

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and six months ended June 30, 2014 and 2013: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Entity / Property Name	2014	2013	2014	2013
Marbella RoseGarden, L.L.C./ Marbella	$(9)	$(165)	$(15)	$(276)
RoseGarden Monaco Holdings, L.L.C./ Monaco (North and South)	(238)	(423)	(515)	(822)
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station	(203)	(284)	(419)	(574)
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial	-	-	-	(606)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(76)	(117)	(174)	(241)
Overlook Ridge JV, L.L.C./ Quarrystone	-	-	-	-
Overlook Ridge JV 2C/3B, L.L.C./Overlook Ridge 2C & 3B	-	224	62	151
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial	(613)	(192)	(1,151)	(378)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	(91)	(82)	(203)	(168)
Crystal House Apartments Investors LLC / Crystal House	53	(1,535)	(274)	(1,522)
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7	(220)	(68)	(434)	(113)
PruRose Port Imperial South 13, LLC / Port Imperial Bldg 13	(213)	(145)	(418)	(278)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(180)	-	(345)	-
RoseGarden Marbella South, L.L.C./ Marbella II	-	(19)	-	(37)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	-	(34)	(15)	(63)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	-	-	-	-
Capitol Place Mezz LLC / Station Townhouses	-	-	-	-
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside (a)	(212)	-	(212)	-
Overlook Ridge, L.L.C./Overlook Ridge Land	(213)	-	(259)	-
RoseGarden Monaco, L.L.C./ San Remo Land	-	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	(16)	-	(54)	-
Red Bank Corporate Plaza, L.L.C./ Red Bank	106	106	205	207
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	54	116	144	24
BNES Associates III / Offices at Crystal Lake	110	(2)	147	(71)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	-	-	(5)	-
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	(483)	-	(1,136)	-
Keystone-Penn	-	-	-	-
Keystone-TriState	-	-	-	-
KPG-MCG Curtis JV, L.L.C./ TIC I and II LLC / Curtis Center (b)	251	-	251	-
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	44	19	146	28
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(23)	(83)	(47)	(132)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	892	1,056	1,290	545
Stamford SM LLC / Senior Mezzanine Loan	928	897	1,844	1,782
Other	795	651	795	714
Company's equity in earnings (loss) of unconsolidated joint ventures	$443	$(80)	$(792)	$(1,830)

(a)	See discussion in Recent Transactions following in this footnote.
(b)	Includes undivided interests in the same manner as investments in noncontrolled partnership, pursuant to ASC 970-323-25-12. See discussion in Recent Transactions following in this footnote.

Recent Transactions
Harborside Unit A Urban Renewal, L.L.C.
Pursuant to a developer agreement entered into in December 2011, on May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The construction of the URL Project is estimated to cost a total of approximately $320 million and is projected to be ready for occupancy by the fourth quarter of 2016.   The URL Project has been awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.  The venture has an agreement to sell these credits, subject to certain conditions.  The Company currently expects that it will fund approximately $88 million of the development costs of the project net of future financing.

The Company owns an 85 percent interest in URL-Harborside and the remaining interest owned by ISA, with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  Upon entering into the joint venture, the Company’s initial contribution was $30.6 million, which included a capital credit of $30 per approved developable square foot for its contributed land aggregating approximately $20.6 million with the balance consisting of previously incurred development costs, and ISA’s initial contribution was approximately $5.4 million.  Included in the Company’s investment in the joint venture is the land contribution with a carrying amount of $5.5 million.

In general, the operating agreement of URL-Harborside provides that net operating cash flows are distributed first, to the members in respect of preferred return, as defined, until each member shall have received payment of the accrued and unpaid preferred return; and, thereafter, to each member as follows: 75 percent to the Company and 25 percent to ISA.

Net cash flows from a capital event are distributed first, to the members in respect of preferred return, as defined, until each member shall have received payment of the accrued and unpaid preferred return; second, to the members pro rata based upon the ratio that their respective capital accounts bear to each other until each member shall have received their respective net capital, as defined; third, to the members at the rate of 75 percent to the Company and 25 percent to ISA until the Company shall have received distributions equal to an 18 percent internal rate of return on the Company’s capital contributions; and, thereafter, to the members, at the rate of 65 percent to the Company and 35 percent to ISA.

KPG-MCG Curtis JV, LLC / Curtis Center TIC I and II, L.L.C.
On June 6, 2014, the Company and an affiliate of Keystone Property Group (“KPG”) acquired 50 percent tenants-in-common interests each for $62.5 million in Curtis Center, an 885,000 square foot commercial office property  located at 601 Walnut Street in Philadelphia, Pennsylvania (the “Curtis Center Property”), which amounted to a total purchase of  approximately $125.0 million for the property.  In connection with the transaction, the Company provided short-term loans to KPG affiliates, as follows:  a 90-day, $52.3 million loan which bears interest at an annual rate of 3.5 percent payable at maturity, which is collateralized by the KPG affiliates’ interest in the Curtis Center Property; and a 90-day, $10 million loan which also bears interest at an annual rate of 3.5 percent payable at maturity.  The investments were funded by the Company primarily through borrowing under its revolving credit facility.  The venture plans to reposition the property into a mixed-use environment by converting a portion of existing office space into multi-family rental apartments.

Simultaneous with the acquisition of the Curtis Center Property, the Company and a KPG affiliate formed a new joint venture named KPG-MCG Curtis JV, LLC (the “Curtis Center JV”), which master leased the Curtis Center Property from the acquisition entities for approximately 29 years at market-based terms.  The Company and the KPG affiliate both own a 50 percent interest in the Curtis Center JV, with shared control over major decisions.

In general, the operating agreement of the Curtis Center JV provides that net cash flows from operations and capital events are distributed first, to the members, pro rata in proportion to their unreturned capital contributions, until each member’s unreturned capital contributions have been reduced to zero; and, thereafter, to each member, pro rata, in accordance with their percentage interests.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS

	June 30,	December 31,
(dollars in thousands)	2014	2013
Deferred leasing costs	$227,930	$258,648
Deferred financing costs	21,916	25,366
	249,846	284,014
Accumulated amortization	(112,249)	(131,669)
Deferred charges, net	137,597	152,345
Notes receivable (1)	83,889	21,986
In-place lease values, related intangibles and other assets, net	9,515	13,659
Goodwill	2,945	2,945
Prepaid expenses and other assets, net	32,814	27,584

Total deferred charges, goodwill and other assets	$266,760	$218,519

(1)
Includes: a mortgage receivable for $10.4 million which bears interest at LIBOR plus six percent; a note receivable for $7.8 million which bears interest at eight percent; notes receivable for $62.3 million which bear interest at 3.5 percent (See Note 4: Unconsolidated joint ventures – Recent Transactions); and an interest-free note receivable with a net present value of $3.4 million as of June 30, 2014.  .

6.    RESTRICTED CASH

Restricted cash generally includes tenant and resident security deposits for certain of the Company’s properties, and escrow and reserve funds for debt service, real estate taxes, property insurance, capital improvements, tenant improvements, and leasing costs established pursuant to certain mortgage financing arrangements, and is comprised of the following:  (dollars in thousands)

	June 30,	December 31,
	2014	2013
Security deposits	$8,782	$8,534
Escrow and other reserve funds	17,623	11,260

Total restricted cash	$26,405	$19,794

7.    DISCONTINUED OPERATIONS

On January 1, 2014, the Company early adopted the new discontinued operations standard and as the properties sold in the six months ended June 30, 2014 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.  See Note 3: Real Estate Transactions – Sales.

The Company disposed of 24 office properties located in New York, New Jersey, Pennsylvania and Connecticut aggregating 3 million square feet and three developable land parcels for total net sales proceeds of approximately $390.6 million during the year ended December 31, 2013.  The Company has presented these properties as discontinued operations in its statements of operations for the three and six months ended June 30, 2013.

The following table summarizes income from discontinued operations for the three and six months ended June 30, 2013: (dollars in thousands)

Three Months Ended		Six Months Ended
	June 30,	June 30,
	2013	2013
Total revenues	$12,333	$27,205
Operating and other expenses	(4,778)	(10,982)
Depreciation and amortization	(2,989)	(6,442)
Interest expense	(36)	(118)

Income from discontinued operations	4,530	9,663

Loss from early extinguishment of debt	(703)	(703)
Impairments (1)	(23,851)	(23,851)

Realized gains on disposition of rental property	37,609	37,609
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	13,758	13,758

Total discontinued operations	$17,585	$22,718

(1)      Represents impairment charges recorded on certain properties prior to their sale.

8.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2014 and December 31, 2013 is as follows:  (dollars in thousands)

	June 30,	December 31,	Effective
	2014	2013	Rate (1)
5.125% Senior Unsecured Notes, due February 15, 2014 (2)	-	$200,030	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015	$149,948	149,902	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	200,123	200,161	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	249,003	248,855	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	248,906	248,799	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,535	299,505	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	269,626	269,323	3.517%

Total senior unsecured notes	$1,417,141	$1,616,575

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)	On February 17, 2014, the Company repaid these notes at their maturity using available cash and borrowings on the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants as of June 30, 2014.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the Company to continue to qualify as a REIT under the Code.   The Company was in compliance with its debt covenants as of June 30, 2014.

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

As of June 30, 2014, the Company had outstanding borrowings of $56 million under its unsecured revolving credit facility and no outstanding borrowings as of December 31, 2013.

Through July 15, 2013, the Company had a $600 million unsecured revolving credit facility, which had an interest rate on outstanding borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points.

MONEY MARKET LOAN
The Company has an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Money Market Loan.

10. MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of June 30, 2014, 27 of the Company’s properties, with a total book value of approximately $879 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  Except as noted below, the Company was in compliance with its debt covenants as of June 30, 2014.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2014 and December 31, 2013 is as follows: (dollars in thousands)

		Effective	June 30,	December 31,
Property Name	Lender	Rate (a)	2014	2013	Maturity
6301 Ivy Lane (b)	RGA Reinsurance Company	5.520%	$-	$5,447	-
395 West Passaic (c)	State Farm Life Insurance Co.	6.004%	-	9,719	-
35 Waterview Boulevard (d)	Wells Fargo CMBS	6.348%	-	18,417	-
233 Canoe Brook Road (e)	The Provident Bank	4.375%	-	3,877	-
6 Becker, 85 Livingston,	Wells Fargo CMBS	10.220%	64,829	64,233	8/11/2014 (l)
75 Livingston &
20 Waterview (f)
4 Sylvan	Wells Fargo CMBS	10.190%	14,565	14,538	8/11/2014 (l)
10 Independence (g)	Wells Fargo CMBS	12.440%	16,850	16,638	08/11/14
Port Imperial South 4/5	Wells Fargo Bank N.A.	LIBOR+3.50%	36,950	36,950	08/30/14
9200 Edmonston Road (h)	Principal Commercial Funding L.L.C.	5.534%	4,026	4,115	05/01/15
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+1.75%	43,697	43,278	09/19/15
4 Becker	Wells Fargo CMBS	9.550%	39,108	38,820	05/11/16
5 Becker (i)	Wells Fargo CMBS	12.830%	13,467	13,092	05/11/16
210 Clay	Wells Fargo CMBS	13.420%	13,039	12,767	05/11/16
Various (j)	Prudential Insurance	6.332%	146,532	147,477	01/15/17
150 Main St.	Webster Bank	LIBOR+2.35%	217	-	03/30/17
23 Main Street	JPMorgan CMBS	5.587%	29,529	29,843	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%	223,381	225,139	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%	18,669	18,792	02/01/19
One River Center (k)	Guardian Life Insurance Co.	7.311%	42,768	43,049	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.75%	27,500	-	04/10/19

Total mortgages, loans payable and other obligations			$735,127	$746,191

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On April 1, 2014, the Company repaid the mortgage loan at par, using available cash.

(c)	On May 1, 2014, the Company repaid the mortgage loan at par, using available cash.

(d)	On May 12, 2014, the Company repaid the mortgage loan at par, using borrowings on the Company’s unsecured revolving credit facility.

(e)	On April 30, 2014, the Company repaid the mortgage loan at par, using available cash.

(f)	Mortgage is cross collateralized by the four properties.

(g)	The Company is negotiating a deed-in-lieu of foreclosure in satisfaction of this mortgage loan.

(h)
The mortgage loan originally matured on May 1, 2013.  The maturity date was extended until May 1, 2015 with the same interest rate.  Excess cash flow, as defined, is being held by the lender for re-leasing costs.  The deed for the property was placed in escrow and is available to the lender in the event of default or non-payment at maturity.

(i)
The cash flow from this property is insufficient to cover operating costs and debt service.  Consequently, the Company notified the lender and suspended debt service payments in August 2013.  The Company has begun discussions with the lender regarding a deed-in-lieu of foreclosure and began remitting available cash flow to the lender effective August 2013.

(j)	Mortgage is cross collateralized by seven properties. The Operating Partnership has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.

(k)	Mortgage is collateralized by the three properties comprising One River Center.

(l)	The Company has begun discussions with the lender to extend the maturity date and modify the loan terms.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the six months ended June 30, 2014 and 2013 was $61,999,000 and $60,838,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2014 and 2013 was $6,493,000 and $6,748,000, respectively (of which these amounts included $1,953,000 and $584,000 for the six months ended June 30, 2014 and 2013, respectively, for interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS
As of June 30, 2014, the Company’s total indebtedness of $2,208,268,000 (weighted average interest rate of 5.51 percent) was comprised of $164,363,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.11 percent) and fixed rate debt and other obligations of $2,043,905,000 (weighted average rate of 5.78 percent).

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

11. EMPLOYEE BENEFIT 401(k) PLANS AND DEFERRED RETIREMENT COMPENSATION AGREEMENTS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  The 401(k) Plan was recently amended to provide for employees of the Roseland Business to receive matching contributions.  Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2014 and 2013 was $27,000 and $29,000, respectively and $53,000 and $67,000 for the six months ended June 30, 2014 and 2013, respectively.

On September 12, 2012, the Board of Directors of the Company approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”).  Pursuant to the Deferred Retirement Compensation Agreements, the Company was to make annual contributions of stock units (“Stock Units”) representing shares of the Company’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each Messrs. Hersh, Lefkowitz and Thomas.  In connection with Messrs. Lefkowitz and Thomas’ separation from service to the Company effective March 31, 2014, the Company agreed to make cash payments totaling $1.2 million for all vested and unvested Stock Units and future cash contributions pursuant to their respective Deferred Retirement Compensation Agreements (see Note 13: Commitments and Contingencies – Departure of Executive Vice Presidents).  The annual contribution for Mr. Hersh will be in an amount of Stock Units equal to $500,000.  Vesting of each annual contribution of Stock Units will occur on December 31 of each year, subject to continued employment.  Upon the payment of dividends on the Company’s common stock, Mr. Hersh shall be entitled to dividend equivalent payments in respect of both vested and unvested Stock Units payable in the form of additional Stock Units.  The Stock Units shall become payable to Mr. Hersh within 30 days after the earliest of any of the following triggering events: (a) Mr. Hersh’s death or disability; (b) the date of Mr. Hersh’s separation from service to the Company; and (c) the effective date of a change in control, in each case as such terms are defined in Mr. Hersh’s employment agreement.  Upon the occurrence of a triggering event, the Stock Units shall be paid in cash based on the closing price of the Company’s common stock on the date of such triggering event.  The Company granted 36,218 Stock Units, including 836 additional Stock Units on accrued dividends, in the six months ended June 30, 2014.  Total expense recognized by the Company under the Deferred Retirement Compensation Agreements for the three months ended June 30, 2014 and 2013 was $142,000 and $153,000, respectively, and $1.3 million (see Note 13: Commitments and Contingencies – Departure of Executive Vice Presidents) and $341,000 for the six months ended June 30, 2014 and 2013, respectively.

12.  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at June 30, 2014 and December 31, 2013.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2014 and December 31, 2013.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,261,079,000 and $2,407,802,000 as compared to the book value of approximately $2,208,268,000 and $2,362,766,000 as of June 30, 2014 and December 31, 2013, respectively.  The fair value of the Company’s long-term debt is categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value is estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2014 and December 31, 2013.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

13.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended June 30, 2014 and 2013, respectively, and $495,000 and $495,000 for the six months ended June 30, 2014 and 2013, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively.

The agreement with the City of Weehawken for its Port Imperial 4/5 garage development project (acquired in the Roseland Transaction) was executed in March 2011 and has a term of five years beginning when the project is substantially complete, which occurred in the third quarter 2013.  The agreement provides that real estate taxes be paid initially on the land value of the project only and allows for a phase in of real estate taxes on the value of the improvements over a five year period.

The agreement with the City of Rahway for its Park Square multi-family rental property executed in 2009 provides that real estate taxes will be partially abated, on a declining scale, for four years from 2011 through 2015.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2014, are as follows: (dollars in thousands)

Year	Amount
July 1 through December 31, 2014	$184
2015	371
2016	371
2017	267
2018	232
2019 through 2084	15,819

Total	$17,244

Ground lease expense incurred by the Company during the three months ended June 30, 2014 and 2013 amounted to $102,000 and $102,000, respectively, and $203,000 and $203,000 for the six months ended June 30, 2014 and 2013, respectively.

ROSELAND CONTINGENT CONSIDERATION
The purchase price for the Roseland Transaction included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  The Earn Out largely represents contingent consideration and requires the Company to pay Roseland Partners up to an aggregate maximum of $15.6 million.  The Earn Out is based on defined criteria, as follows: (i) the Roseland Assets component of up to $8.6 million for the completion of certain developments ($2.8 million), and the start of construction on others ($2.8 million), obtaining tax credits/grants on others ($3.0 million), all of which are payable over various periods of up to three years; and (ii) total return to shareholders for up to an additional $7 million, based on a total return to shareholders measured on a three year cumulative basis and on discrete years, both on an absolute basis and in comparison to a peer group.  Each of the Earn Out elements were separately valued as of the acquisition date with an aggregate fair value of contingent consideration of approximately $10 million (representing $6.3 million for the Roseland Assets and $3.7 million for the total return to shareholders component).  During the period ended June 30, 2014, the Company recognized benefits of $380,000 related to a decline in  fair value in the Earn Out liability, which is included in Interest and other investment income for the period.  Prospectively, the Earn Out liability will be remeasured at fair value quarterly until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting).  The measures of the Earn Out are based on significant inputs that are not observable in the market, which ASC 820 refers to as Level 3 inputs.  In addition to an appropriate discount rate, the key assumption affecting the valuation for the Roseland Assets component was the probability of occurrence of the payment events under the relevant provisions (management assumed between 92 and 99 percent for completion/start criteria and 50 percent for the tax credit/grant criteria in its initial valuation).  The valuation of the TRS component includes assumptions for the risk-free rate and various other factors (i.e., stock price, dividend levels and volatility) for the Company and the relevant peer group, as defined in the Earn Out agreement.  As a result of the achievement of certain of the defined criteria, the Company paid Roseland Partners $2.8 million on January 25, 2013 and $1.4 million on March 21, 2014 related to the Roseland Assets component of the Earn Out.  On July 18, 2014, the Company agreed to pay $1 million of the $3 million Earn Out related to certain tax credits/grants.  See Roseland Transaction Modifications following in this Note.  The Company previously recorded the $2.8 million payment of contingent consideration described above in the six-month period ended June 30, 2013 as a cash out flow from investing activity.   Management subsequently concluded that the payment should be appropriately classified as a cash out flow from financing activity and had reflected it as such in the annual financial statements for 2013.  The cash flow statement for the six month period ended June 30, 2013 presented herein has been revised to reflect this change in classification.   The Company has determined that the impact to the 2013 quarterly financial statements is not material.  The cash flow statements for the nine-month period ended September 30, 2013 will be revised in the future filing.

The purchase consideration for the Roseland Transaction is subject to the return of a portion of the purchase price of up to $2.0 million upon the failure to achieve a certain level of fee revenue from the Roseland Business during the 33-month period following the closing date.  Because the fee target was highly probable, no discount was ascribed to this contingently returnable consideration.  Also, at the closing, approximately $34 million in cash of the purchase price was deposited in escrow to secure certain of the indemnification obligations of Roseland Partners and its affiliates.  In April 2013, $6.7 million of the escrow was released to Roseland Partners.  On July 18, 2014, the Company agreed to release all remaining escrow funds to Roseland Partners. See Roseland Transaction Modifications following in this Note.

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

The Company’s total estimated costs for the departure of the two executive vice presidents of approximately $11 million during the six months ended June 30, 2014 was included in general and administration expense and accounts payable, accrued expenses and other liabilities as of June 30, 2014.

ROSELAND TRANSACTION MODIFICATIONS
On July 18, 2014, the Company entered into separation agreements (the “Separation Agreements”) with each of Bradford R. Klatt and Carl Goldberg, formerly principals of Roseland Partners who have served as co-presidents of Roseland Management since the Company acquired the Roseland Business in October 2012.  The Separation Agreements provide that the employment agreements of Messrs. Klatt and Goldberg terminate and that they shall resign as co-presidents of Roseland Management effective October 23, 2014 (the “Separation Date”).  Also on July 18, 2014, the Company amended its purchase agreement with the sellers of the Roseland Business (the “Roseland Amendment”) to modify certain terms of the Roseland Transaction in connection with the departures of Messrs. Klatt and Goldberg.  In addition, Mr. Goldberg entered into a consulting agreement with Roseland Management (the “Consulting Agreement”) pursuant to which he shall provide consulting services for a period of one year following the Separation Date for $400,000 payable in four, equal quarterly installments.

Pursuant to the Separation Agreements, each of Messrs. Klatt and Goldberg shall receive a separation payment of $750,000 within five days following the Separation Date, and an additional payment of $500,000 in full satisfaction of any and all bonus payments under their respective employment agreements, which amount shall be paid six months after the date of their “separation from service” as defined in Section 409A of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations and other guidance promulgated thereunder.  The Separation Agreements also contain customary mutual releases of claims and non-disparagement provisions, and Mr. Goldberg’s Consulting Agreement contains customary non-compete, confidentiality and indemnification covenants.  Mr. Goldberg’s Separation Agreement also provides that Roseland Management shall pay the premiums for the continuation of his existing health insurance for a period of one year from the Separation Date or until any earlier termination of his Consulting Agreement.

The Roseland Amendment provides for the following material modifications to the Roseland Transaction:

1.
The non-competition covenants as they apply to Messrs. Klatt and Goldberg shall terminate on the Separation Date, and the non-competition covenants as they apply to Marshall Tycher shall be amended to permit Mr. Tycher to invest in certain future, family-controlled business ventures, subject to a right of first offer by the Company to make an investment of at least 50 percent in multi-family properties or projects covered by the right of first offer;

2.
The release to the sellers of the Roseland Business of all remaining funds held in the indemnity escrow account and the acceleration of the effectiveness of certain indemnity covenants to the Separation Date; and

3.             The payment of $1 million of the $3 million Earn Out related to certain tax credits/grants.

JOINT VENTURE INTERESTS AGREEMENT
On July 23, 2014, the Company entered into an agreement to acquire the equity interests of its joint venture partner in Overlook Ridge, L.L.C., Overlook Ridge JV, L.L.C. and Overlook Ridge JV 2C/3B, L.L.C. for approximately $16.6 million. As a result of this transaction, the Company will increase its ownership to 100 percent of developable land with proposed build-out of approximately 1,167 apartment homes in Malden, Massachusetts; and to 50 percent of its subordinated interests in two operating multi-family properties, also in Malden, Massachusetts.  The transaction is expected to close in the third quarter 2014.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $123.5 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  115 of the Company’s properties, with an aggregate net book value of approximately $1.4 billion, have lapsed restrictions and are subject to these conditions.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey.  Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the first quarter of 2015.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the fourth quarter of 2015 (of which the Company has incurred $6.4 million through June 30, 2014).

14.  TENANT LEASES

The Properties are leased to tenants under operating leases with various expiration dates through 2035.  Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass-through of charges for electrical usage.

Future minimum rentals to be received under non-cancelable commercial operating leases at June 30, 2014 are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2014	$243,001
2015	451,877
2016	409,744
2017	357,438
2018	274,021
2019 and thereafter	1,045,178

Total	$2,781,259

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

SHARE REPURCHASE PROGRAM
In September 2012, the Board of Directors renewed and authorized an increase to the Company’s repurchase program (“Repurchase Program”).  The Company has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The Company has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million through June 30, 2014 (none of which occurred in the six months ended June 30, 2014 and the year ended December 31, 2013) , with a remaining authorization under the Repurchase Program of $139 million.

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

STOCK OPTION PLANS
In May 2013, the Company established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In May 2004, the Company established the 2004 Incentive Stock Plan (the “2004 Plan”) under which a total of 2,500,000 shares had been reserved for issuance.  The 2004 Plan was terminated upon establishment of the 2013 Plan.  No options were granted under the 2004 Plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Company approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of ten years.  As of June 30, 2014 and December 31, 2013, the stock options outstanding had a weighted average remaining contractual life of approximately 5.4 and 0.7 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value $(000’s)
Outstanding at January 1, 2014	15,000	$40.54	$-
Granted	5,000	21.25
Lapsed or Cancelled	(10,000)	38.07
Outstanding at June 30, 2014 ($21.25 – $45.47)	10,000	$33.36	$-
Options exercisable at June 30, 2014	5,000
Available for grant at June 30, 2014	4,466,143

The weighted average fair value of options granted during the six months ended June 30, 2014 was $1.71 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the six months ended June 30, 2014:

Expected life (in years)	6
Risk-free interest rate	1.50%
Volatility	20.26%
Dividend yield	5.65%

No cash was received from options exercised under all stock option plans for the three and six months ended June 30, 2014 and 2013, respectively.  The total intrinsic value of options exercised during each of the three and six months ended June 30, 2014 and 2013 was zero.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $1,000 and zero for the three months ended June 30, 2014 and 2013, respectively, and $2,000 and zero for the six months ended June 30, 2014 and 2013, respectively.

RESTRICTED STOCK AWARDS
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 304,816 unvested shares were legally outstanding at June 30, 2014.  Of the Restricted Stock Awards issued to executive officers and senior management, 210,000 are contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year (“Performance Shares”), with the remaining based on time and service. These Performance Shares are not considered granted until the performance goals are set.  All currently outstanding and unvested Restricted Stock Awards provided to the officers and certain other employees were issued under the 2013 Plan and 2004 Plan.  Currently outstanding and unvested Restricted Stock Awards provided to directors were issued under the 2013 Plan.

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

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2014 (a)	153,560	$25.20
Granted (b)	208,589	20.83
Vested	(183,214)	22.37
Forfeited	(119)	26.36
Outstanding at June 30, 2014	178,816	$23.00

(a)	Includes 63,933 Performance Shares which were legally granted in 2013 for which the 2013 performance goals were not met, which may be earned if subsequent years’ performance goals are met.
(b)
Includes 42,000 Performance Shares which were legally granted in 2013 for which the 2014 performance goals were set by the Committee on March 31, 2014.  Also includes 87,734 shares which were additionally granted to two executive officers in connection with their departure affective March 31, 2014 and which vested on April 1, 2014.

TSR-BASED AWARDS
Also on September 12, 2012, the Board of Directors of the Company approved the recommendations and ratified the determinations of the Committee with respect to new multi-year total stockholder return (“TSR”) based awards (the “TSR-Based Awards”) totaling 5,160 performance shares (the “TSR Performance Shares”) for those executive officers in place on such date, each TSR Performance Share evidencing the right to receive $1,000 in the Company’s common stock upon vesting.  In accordance with the amended and restated TSR-Based Awards agreements entered into between the Company and those executive officers in June 2013, the TSR Performance Shares may vest commencing December 31, 2014, with the number of TSR Performance Shares scheduled to be granted annually over the next four years.  The vesting of each tranche of TSR Performance Shares is subject to the attainment at each performance period end of a minimum stock price and either an absolute TSR target or a relative TSR target (the “TSR Performance Targets”) in comparison to a selection of Peer Group REITs, in each case as shall be fixed by the Committee for each performance period.  TSR, for purposes of the TSR-Based Performance Agreements, shall be equal to the share appreciation in the relevant period.  The Company granted 1,032 TSR Performance Shares in the year ended December 31, 2013, which were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.  The Company has reserved shares of common stock under the 2004 Plan for issuance upon vesting of the TSR Performance Shares in accordance with the terms and conditions of the TSR-Based Awards.  In connection with the departure of two executive vice presidents effective March 31, 2014, the Company agreed to vest 357 TSR Performance Shares and to grant and accelerate the vesting of 528 TSR Performance Shares, for which the Company issued 45,062 shares of Common Stock on April 2, 2014.  See Note 13: Commitments and Contingencies – Departure of Executive Vice Presidents.

As of June 30, 2014, the Company had $2.5 million of total unrecognized compensation cost related to unvested stock compensation granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.3 years.

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

During the six months ended June 30, 2014 and 2013, 10,245 and 10,372 deferred stock units were earned, respectively.  As of June 30, 2014 and December 31, 2013, there were 148,208 and 136,440 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three months ended June 30, 2014 and 2013 in accordance with ASC 260, Earning Per Share: (dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Basic EPS	2014	2013	2014	2013
Income from continuing operations	$57,347	$8,599	$39,719	$16,555
Add: Noncontrolling interest in consolidated joint ventures	290	62	612	124
Add (deduct): Noncontrolling interest in Operating Partnership	(6,514)	(1,048)	(4,506)	(2,021)
Income from continuing operations available to common shareholders	51,123	7,613	35,825	14,658
Income from discontinued operations available to common shareholders	-	15,458	-	19,969
Net income available to common shareholders	$51,123	$23,071	$35,825	$34,627

Weighted average common shares	88,691	87,708	88,491	87,688

Basic EPS:
Income from continuing operations available to common shareholders	$0.58	$0.09	$0.40	$0.16
Income from discontinued operations available to common
shareholders	-	0.17	-	0.23
Net income available to common shareholders	$0.58	$0.26	$0.40	$0.39

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Computation of Diluted EPS	2014	2013	2014	2013
Income from continuing operations available to common shareholders	$51,123	$7,613	$35,825	$14,658
(Deduct) add: Noncontrolling interest in Operating Partnership	6,514	1,048	4,506	2,021
Income from continuing operations for diluted earnings per share	57,637	8,661	40,331	16,679
Income from discontinued operations for diluted earnings per share	-	17,585	-	22,718
Net income available to common shareholders	$57,637	$26,246	$40,331	$39,397

Weighted average common shares	100,023	99,895	99,964	99,892

Diluted EPS:
Income from continuing operations available to common shareholders	$0.58	$0.09	$0.40	$0.16
Income from discontinued operations available to common
shareholders	-	0.17	-	0.23
Net income available to common shareholders	$0.58	$0.26	$0.40	$0.39

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic EPS shares	88,691	87,708	88,491	87,688
Add: Operating Partnership – common units	11,302	12,072	11,444	12,085
Restricted Stock Awards	30	115	29	119
Diluted EPS Shares	100,023	99,895	99,964	99,892

Contingently issuable shares under the TSR Award plan were excluded from the denominator in 2014 and 2013 because the criteria had not been met for the periods ended June 30, 2014 and June 30, 2013.  Not included in the computations of diluted EPS were 10,000 and 15,000 stock options as such securities were anti-dilutive during the periods ended June 30, 2014 and 2013, respectively.  Unvested restricted stock outstanding as of June 30, 2014 and 2013 were 304,816 and 352,358 shares, respectively.

Dividends declared per common share for the three month periods ended June 30, 2014 and 2013 was $0.15 and $0.30 per share, respectively.  Dividends declared per common share for the six month periods ended June 30, 2014 and 2013 was $0.45 and $0.60 per share, respectively.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the six months ended June 30, 2014:

Common
Units
Balance at January 1, 2014	11,864,775
Redemption of common units for shares of common stock	(700,757)

Balance at June 30, 2014	11,164,018

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2014, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.2 million as of June 30, 2014.

NONCONTROLLING INTEREST OWNERSHIP
As of June 30, 2014 and December 31, 2013, the noncontrolling interest common unitholders owned 11.1 percent and 11.9 percent of the Operating Partnership, respectively.

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

17.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it has significantly reduced its operations.  The Company had no revenues from foreign countries recorded for the six months ended June 30, 2014 and 2013.  The Company had no long lived assets in foreign locations as of June 30, 2014 and December 31, 2013.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the three and six months ended June 30, 2014 and 2013 and selected asset information as of June 30, 2014 and December 31, 2013 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2014	$150,877	$6,329	$7,403	(e)	$(4,309)	$160,300
June 30, 2013	155,249	3,655	6,394	(f)	3,048	168,346
Six months ended:
June 30, 2014	311,450	12,132	14,351	(g)	(8,037)	329,896
June 30, 2013	313,897	4,937	11,878	(h)	8,547	339,259

Total operating and
interest expenses (a):
Three months ended:
June 30, 2014	$72,303	$3,006	$8,382		$29,578	$113,269
June 30, 2013	65,889	1,568	7,657		38,888	114,002
Six months ended:
June 30, 2014	159,236	5,705	18,541		70,791	254,273
June 30, 2013	136,282	2,104	15,132		78,343	231,861

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
June 30, 2014	$1,829	$(2,255)	$869		$-	$443
June 30, 2013	2,845	(2,925)	-		-	(80)
Six months ended:
June 30, 2014	2,817	(4,478)	869		-	(792)
June 30, 2013	3,230	(5,060)	-		-	(1,830)

Net operating income (loss) (b):
Three months ended:
June 30, 2014	$80,403	$1,068	$(110)		$(33,887)	$47,474
June 30, 2013	92,205	(838)	(1,263)		(35,840)	54,264
Six months ended:
June 30, 2014	155,031	1,949	(3,321)		(78,828)	74,831
June 30, 2013	180,845	(2,227)	(3,254)		(69,796)	105,568

Total assets:
June 30, 2014	$3,796,166	$398,190	$9,004		$151,412	$4,354,772
December 31, 2013	3,886,574	377,237	10,488		241,029	4,515,328

Total long-lived assets (c):
June 30, 2014	$3,421,351	$277,734	$3,923		$3,479	$3,706,487
December 31, 2013	3,620,494	240,501	3,468		3,730	3,868,193

Total investments in
unconsolidated joint ventures:
June 30, 2014	$116,829	$148,286	$751		$-	$265,866
December 31, 2013	53,160	127,276	693		-	181,129

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

(e)	Includes $935 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(f)	Includes $571 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(g)	Includes $1,800 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(h)	Includes $767 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net operating income	$47,474	$54,264	$74,831	$105,568
Less:
Depreciation and amortization	(44,711)	(45,665)	(89,696)	(89,013)
Realized gains and unrealized losses on disposition of
rental property, net	54,584	-	54,584	-
Income from continuing operations	57,347	8,599	39,719	16,555
Discontinued operations:
Income from discontinued operations	-	4,530	-	9,663
Loss from early extinguishment of debt	-	(703)	-	(703)
Realized gains and unrealized losses on disposition of
rental property, net	-	13,758	-	13,758
Total discontinued operations	-	17,585	-	22,718
Net income	57,347	26,184	39,719	39,273
Noncontrolling interest in consolidated joint ventures	290	62	612	124
Noncontrolling interest in Operating Partnership	(6,514)	(1,048)	(4,506)	(2,021)
Noncontrolling interest in discontinued operations	-	(2,127)	-	(2,749)
Net income available to common shareholders	$51,123	$23,071	$35,825	$34,627

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and has been a publicly-traded REIT since 1994.  As of June 30, 2014, the Company owns or has interests in 279 properties (collectively, the “Properties”), consisting of 266 commercial properties, primarily class A office and office/flex buildings, totaling approximately 31.5 million square feet, leased to approximately 2,000 commercial tenants and 13 multi-family rental properties containing approximately 3,900 residential units.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.7 million square feet of additional commercial space and up to 8,355 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  With changing work force demographics and reduced demand for suburban office properties in its current markets, the Company intends to continue to leverage its experience and expertise in its core Northeast markets to pursue multi-family rental investments in those markets, both through acquisitions and developments, both wholly owned and through joint ventures.  This strategy includes selectively disposing of office and office/flex assets and re-deploying proceeds to multi-family rental properties, as well as the repositioning of a portion of its office properties and land held for development to multi-family rental properties.

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

The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 26 million, 28 million and 30 million square feet at June 30, 2014, March 31, 2014 and June 30, 2013, respectively was 83.7 percent leased at June 30, 2014 as compared to 83.6 percent leased at March 31, 2014 and 86.2 percent leased at June 30, 2013.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of June 30, 2014, March 31, 2014 and June 30, 2013 aggregate 101,880, 119,109 and 306,496 square feet, respectively, or 0.4, 0.4 and 1.0 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended June 30, 2014 (on 466,046 square feet of renewals) decreased an average of 6.3 percent compared to rates that were in effect under the prior leases, as compared to a 6.2 percent decrease during the three months ended June 30, 2013 (on 777,934 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended June 30, 2014 averaged $1.83 per square foot per year for a weighted average lease term of 4.0 years and estimated lease costs for the renewed leases during the three months ended June 30, 2013 averaged $2.28 per square foot per year for a weighted average lease term of 3.5 years.  The Company believes that commercial vacancy rates may continue to increase and commercial rental rates may continue to decline in some of its markets in 2014 and possibly beyond.  For example, a significant tenant aggregating 474,801 square feet and approximately $8.6 million in annualized base rent, whose lease expires over the next 12 months is not renewing its lease.  As of June 30, 2014, commercial leases which comprise approximately 3.5 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2014.  With the decline of rental rates in the Company’s office markets over the past few years, as leases expire in 2014, assuming no further changes in current market rental rates, the Company expects that the rental rates it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions affecting its commercial portfolio.

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

Extended winter freeze conditions in early 2014 resulted in record electricity demand, as well as reduced natural gas production and distributions disruptions in the Company’s northeast markets.  This in turn resulted in significant increases in the utility costs at most of the Company’s properties (including both gas and electricity prices – the latter now being heavily dependent on gas fired power plants).  The pricing situation has since stabilized and is not expected to occur for the remainder of the year but could recur in future winters.  The Company expects to recover a portion of these additional costs pursuant to the terms of most of its leases with tenants.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 and
•	liquidity and capital resources.

Recent Transactions

Acquisitions
On April 10, 2014, the Company acquired Andover Place, a 220-unit multi-family rental property located in Andover, Massachusetts, for approximately $37.7 million in cash.  The purchase price for the property was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

Sales
The Company sold the following office properties during the six months ended June 30, 2014 (dollars in thousands):

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
04/23/14	22 Sylvan Way	Parsippany, New Jersey	1	249,409	$94,897	$60,244	$34,653
06/23/14	30 Knightsbridge Road (a)	Piscataway, New Jersey	4	680,350	54,641	52,361	2,280
06/23/14	470 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	52,500	7,195	7,109	86
06/23/14	530 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	57,204	6,299	6,235	64
06/27/14	400 Rella Boulevard	Suffern, New York	1	180,000	27,539	10,938	16,601
06/30/14	412 Mount Kemble Avenue (a)	Morris Township, New Jersey	1	475,100	44,751	43,851	900

Totals:			9	1,694,563	$235,322	$180,738	$54,584

(a)
The Company completed the sale of these properties for approximately $117 million: $114.6 million in cash and subordinated equity interests in each of the properties sold with capital accounts aggregating $2.4 million. Net sale proceeds from the sale aggregated $112.9 million which was comprised of the $117 million gross sales price less the subordinated equity interests of $2.4 million and $1.7 million in closing costs. The purchasers of these properties are joint ventures formed between the Company and affiliates of the Keystone Property Group (“Keystone Entities”). The senior equity will receive a 15 percent internal rate of return (“IRR”) after which the subordinated equity will receive a ten percent IRR and then all distributable cash flow will be split equally between the Keystone Entities and the Company. In connection with these partial sale transactions, because the buyer receives a preferential return, the Company only recognized profit to the extent that they received net proceeds in excess of their entire carrying value of the properties, effectively reflecting their retained subordinate equity interest at zero. The Company has contracts with Keystone Entities to sell an additional seven of its office properties in New Jersey, New York and Connecticut, aggregating approximately 928,258 square feet, for approximately $104 million, comprised of: $78.3 million in cash from a combination of Keystone Entities senior and pari-passu equity and mortgage financing; Company subordinated equity interests in each of the properties being sold with capital accounts aggregating $18.8 million; and Company pari passu equity interests in three of the properties being sold aggregating $6.9 million.

(b)
The Company recorded an impairment charge of $3.9 million on these properties at December 31, 2013 as it estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods.

On January 1, 2014, the Company early adopted the new discontinued operations standard and as the properties sold in the six months ended June 30, 2014 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

Unconsolidated Joint Venture Activity
Pursuant to a developer agreement entered into in December 2011, on May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The construction of the URL Project is estimated to cost a total of approximately $320 million and is projected to be ready for occupancy by the fourth quarter of 2016.  The URL Project has been awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.  The venture has an agreement to sell these credits, subject to certain conditions.  The Company currently expects that it will fund approximately $88 million of the development costs of the project net of future financing.

The Company owns an 85 percent interest in URL-Harborside and the remaining interest owned by ISA, with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  Upon entering into the joint venture, the Company’s initial contribution was $30.6 million, which included a capital credit of $30 per approved developable square foot for its contributed land aggregating approximately $20.6 million with the balance consisting of previously incurred development costs, and ISA’s initial contribution was approximately $5.4 million.  Included in the Company’s investment in the joint venture is the land contribution with a carrying amount of $5.5 million.

On June 6, 2014, the Company and an affiliate of Keystone Property Group (“KPG”) acquired 50 percent tenants-in-common interests each for $62.5 million in Curtis Center, an 885,000 square foot commercial office property  located at 601 Walnut Street in Philadelphia, Pennsylvania (the “Curtis Center Property”), which amounted to a total purchase of  approximately $125.0 million for the property.  In connection with the transaction, the Company provided short-term loans to KPG affiliates, as follows:  a 90-day, $52.3 million loan which bears interest at an annual rate of 3.5 percent payable at maturity, which is collateralized by the KPG affiliates’ interest in the Curtis Center Property; and a 90-day, $10 million loan which also bears interest at an annual rate of 3.5 percent payable at maturity.  The investments were funded by the Company primarily through borrowing under its revolving credit facility.  The venture plans to reposition the property into a mixed-use environment by converting a portion of existing office space into multi-family rental apartments.

Simultaneous with the acquisition of the Curtis Center Property, the Company and a KPG affiliate formed a new joint venture named KPG-MCG Curtis JV, LLC (the “Curtis Center JV”), which master leased the Curtis Center Property from the acquisition entities for approximately 29 years at market-based terms.  The Company and the KPG affiliate both own a 50 percent interest in the Curtis Center JV, with shared control over major decisions.

For the three and six months ended June 30, 2014, included in general and administrative expense was an aggregate of approximately $1.9 million in transactions costs related to the Company’s property and joint venture acquisitions.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the “Operating Partnership”), and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies – Investments in Unconsolidated Joint Ventures – to the Financial Statements, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the six months ended June 30, 2014 and 2013 was $6.5 million and $6.7 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the value of the investment.  The Company’s estimates of value for each investment (particularly in real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.  See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.

Goodwill:
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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09 Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Additionally, this guidance requires improved disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s financial position or results of operations.

Allowance for Doubtful Accounts:
Management performs a detailed review of amounts due from tenants to determine if an allowance for doubtful accounts is required based on factors affecting the collectability of the accounts receivable balances. The factors considered by management in determining which individual tenant receivable balances, or aggregate receivable balances, require a collectability allowance include the age of the receivable, the tenant’s payment history, the nature of the charges, any communications regarding the charges and other related information. Management’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

Discontinued Operations:
In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity.  This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance will be effective for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented. See Note 7: Discontinued Operations – to the Financial Statements.

Results From Operations

The following comparisons for the three and six months ended June 30, 2014 (“2014”), as compared to the three and six months ended June 30, 2013 (“2013”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2013, (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2012 (for the six-month period comparisons), excluding properties sold through June 30, 2014; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from April 1, 2013 through June 30, 2014 (for the three-month period comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2013 through June 30, 2014 (for the six-month period comparisons), and (iii) the effect of “Properties Sold in 2014,” which represent properties sold by the Company during the six months ended June 30, 2014.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2014	2013	Change	Change
Revenue from rental operations and other:
Base rents	$133,210	$135,438	$(2,228)	(1.6)%
Escalations and recoveries from tenants	16,996	17,456	(460)	(2.6)
Parking income	2,236	1,597	639	40.0
Other income	849	467	382	81.8
Total revenues from rental operations	153,291	154,958	(1,667)	(1.1)

Property expenses:
Real estate taxes	23,375	19,834	3,541	17.9
Utilities	14,573	13,739	834	6.1
Operating services	27,840	25,327	2,513	9.9
Total property expenses	65,788	58,900	6,888	11.7

Non-property revenues:
Construction services	-	6,746	(6,746)	(100.0)
Real estate services	7,009	6,642	367	5.5
Total non-property revenues	7,009	13,388	(6,379)	(47.6)

Non-property expenses:
Direct construction costs	-	6,511	(6,511)	(100.0)
Real estate services expenses	6,571	5,304	1,267	23.9
General and administrative	13,673	13,111	562	4.3
Depreciation and amortization	44,711	45,665	(954)	(2.1)
Total non-property expenses	64,955	70,591	(5,636)	(8.0)
Operating income	29,557	38,855	(9,298)	(23.9)
Other (expense) income:
Interest expense	(28,159)	(31,270)	3,111	9.9
Interest and other investment income	922	1,094	(172)	(15.7)
Equity in earnings (loss) of unconsolidated joint ventures	443	(80)	523	653.8
Realized gains (losses) and unrealized losses on disposition
of rental property, net	54,584	-	54,584	-
Total other (expense) income	27,790	(30,256)	58,046	191.8
Income from continuing operations	57,347	8,599	48,748	566.9
Discontinued operations:
Income from discontinued operations	-	4,530	(4,530)	(100.0)
Loss from early extinguishment of debt	-	(703)	703	100.0
Realized gains (losses) and unrealized losses
on disposition of rental property, net	-	13,758	(13,758)	(100.0)
Total discontinued operations, net	-	17,585	(17,585)	(100.0)
Net income	57,347	26,184	31,163	119.0
Noncontrolling interest in consolidated joint ventures	290	62	228	367.7
Noncontrolling interest in Operating Partnership	(6,514)	(1,048)	(5,466)	(521.6)
Noncontrolling interest in discontinued operations	-	(2,127)	2,127	100.0
Net income available to common shareholders	$51,123	$23,071	$28,052	121.6%

The following is a summary of the changes in revenue from rental operations and property expenses in 2014 as compared to 2013 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2014
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$(2,228)	(1.6)%	$(3,601)	(2.6)%	$3,445	2.5%	$(2,072)	(1.5)%
Escalations and recoveries
from tenants	(460)	(2.6)	(122)	(0.6)	270	1.5	(608)	(3.5)
Parking income	639	40.0	(161)	(10.1)	800	50.1	-	-
Other income	382	81.8	278	59.5	113	24.2	(9)	(1.9)
Total	$(1,667)	(1.1)%	$(3,606)	(2.4)%	$4,628	3.0%	$(2,689)	(1.7)%

Property expenses:
Real estate taxes	$3,541	17.9%	$3,271	16.5%	$708	3.6%	$(438)	(2.2)%
Utilities	834	6.1	814	6.0	128	0.9	(108)	(0.8)
Operating services	2,513	9.9	1,995	7.8	652	2.6	(134)	(0.5)
Total	$6,888	11.7%	$6,080	10.2%	$1,488	2.7%	$(680)	(1.2)%

OTHER DATA:
Number of Consolidated Properties	239		232		7		9
Commercial Square feet (in thousands)	26,280		26,054		226		1,695
Multi-family portfolio (number of units)	1,301		310		991		-

Base rents for the Same-Store Properties decreased $3.6 million, or 2.6 percent, for 2014 as compared to 2013, due primarily to a decrease in occupancy and rental rates in 2014 as compared to 2013.  Escalations and recoveries from tenants for the Same-Store Properties was relatively unchanged, decreasing $0.1 million, or 0.6 percent, for 2014 over 2013.  Parking income for the Same-Store Properties decreased $0.2 million, or 10.1 percent for 2014 as compared to 2013, due primarily to decreased parking demand during the period.  Other income for the Same-Store Properties increased $0.3 million, or 59.5 percent, due primarily to an increase in reimbursed improvement costs.

Real estate taxes on the Same-Store Properties increased $3.3 million, or 16.6 percent, for 2014 as compared to 2013. The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2014 as compared to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, did not increase significantly in 2014 compared to 2013.  Utilities for the Same-Store Properties increased $0.8 million, or 6.0 percent, for 2014 as compared to 2013, due primarily to increased rates in 2014 as compared to 2013.  Operating services for the Same-Store Properties increased $2.0 million, or 7.8 percent, due primarily to an increase in maintenance and repair costs of $1.1 million and in insurance costs of $0.5 million for 2014 as compared to 2013.

Construction services revenue decreased $6.7 million, or 100.0 percent, in 2014 as compared to 2013, due to the Company’s phase out of this business segment.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $0.4 million, or 5.5 percent, for 2014 as compared to 2013, due primarily to an increase in salary reimbursement income for 2014 as compared to 2013.

Direct construction costs decreased $6.5 million, or 100.0 percent, in 2014 as compared to 2013, due to the Company’s phase out of  this business segment.

Real estate services expenses increased $1.3 million, or 23.9 percent, for 2014 as compared to 2013.  This increase was due primarily to increased compensation and related costs, due to increased activity in multifamily services.

General and administrative expenses increased $0.6 million in 2014 as compared to 2013.  This increase was primarily due to acquisition transaction costs of $1.9 million in 2014, partially offset by a decrease in salaries and related expenses of $1.3 million for 2014 as compared to 2013.

Depreciation and amortization decreased by $1.0 million, or 2.1 percent, for 2014 over 2013.  This decrease was due primarily to a decrease of $1.4 million for the Same-Store Properties due to assets becoming fully amortized, and a decrease of $0.8 million for 2014 as compared to 2013 for the properties sold in 2014 (which were not classified as discontinued operations).  These were partially offset by an increase of $1.2 million for 2014 as compared to 2013 for the Acquired Properties.

Interest expense decreased by $3.1 million, or 9.9 percent, for 2014 as compared to 2013.  This decrease was primarily the result of lower overall average debt balances in 2014 as compared to 2013.

Interest and other investment income decreased $0.2 million, or 15.7 percent, for 2014 as compared to 2013.  This was primarily due to lower average available cash balances to invest in 2014.

Equity in earnings of unconsolidated joint ventures increased $0.5 million, or 653.8 percent, for 2014 as compared to 2013.  The increase was due primarily to increased income of $1.6 million from the Crystal House Apartments Investors venture (which was entered into in March 2013).  This was partially offset by a loss of $0.5 million from the KPG-P 100 IMW venture, which was entered into in late 2013 and an increased loss of $0.4 million from the PruRose Riverwalk G venture.

The Company had realized gains and unrealized losses on disposition of rental property of $54.6 million in 2014 (which were not classified as discontinued operations).  See Note 3: Real Estate Transactions – Sales – to the Financial Statements.

Income from continuing operations increased to $57.3 million in 2014 from $8.6 million in 2013.  The increase of $48.7 million was due to the factors discussed above.

Net income available to common shareholders increased by $28.1 million, or 121.6 percent, from approximately $23.0 million in 2013 to $51.1 million in 2014.  The increase was primarily the result of an increase in income from continuing operations of $48.7 million for 2014 as compared to 2013, a decrease in noncontrolling interest in discontinued operations of $2.1 million for 2014 as compared to 2013, a loss on early extinguishment of debt of $0.7 million in 2013, and an increase in noncontrolling interest in consolidated joint ventures of approximately $0.2 million for 2014 as compared to 2013.  These were partially offset by realized gains and unrealized losses on disposition of rental property, net, of approximately $13.7 million in 2013 (which were classified as discontinued operations), an increase in noncontrolling interest in Operating Partnership of approximately $5.4 million for 2014 as compared to 2013 and a decrease in income from discontinued operations of $4.5 million for 2014 as compared to 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2014	2013	Change	Change
Revenue from rental operations and other:
Base rents	$267,261	$269,061	$(1,800)	(0.7)%
Escalations and recoveries from tenants	42,564	36,944	5,620	15.2
Parking income	4,350	2,989	1,361	45.5
Other income	2,020	2,208	(188)	(8.5)
Total revenues from rental operations	316,195	311,202	4,993	1.6

Property expenses:
Real estate taxes	47,726	41,483	6,243	15.0
Utilities	42,854	30,027	12,827	42.7
Operating services	57,062	50,635	6,427	12.7
Total property expenses	147,642	122,145	25,497	20.9

Non-property revenues:
Construction services	-	14,972	(14,972)	(100.0)
Real estate services	13,701	13,085	616	4.7
Total non-property revenues	13,701	28,057	(14,356)	(51.2)

Non-property expenses:
Direct construction costs	-	14,336	(14,336)	(100.0)
Real estate services expenses	13,280	10,257	3,023	29.5
General and administrative	36,554	25,084	11,470	45.7
Depreciation and amortization	89,696	89,013	683	0.8
Total non-property expenses	139,530	138,690	840	0.6
Operating income	42,724	78,424	(35,700)	(45.5)
Other (expense) income:
Interest expense	(58,105)	(61,139)	3,034	5.0
Interest and other investment income	1,308	1,100	208	18.9
Equity in earnings (loss) of unconsolidated joint ventures	(792)	(1,830)	1,038	56.7
Realized gains(losses) and unrealized losses on disposition
of rental property, net	54,584	-	54,584	-
Total other (expense) income	(3,005)	(61,869)	58,864	95.1
Income from continuing operations	39,719	16,555	23,164	139.9
Discontinued operations:
Income from discontinued operations	-	9,663	(9,663)	(100.0)
Loss from early extinguishment of debt	-	(703)	703	100.0
Realized gains(losses) and unrealized losses on disposition
of rental property, net	-	13,758	(13,758)	(100.0)
Total discontinued operations, net	-	22,718	(22,718)	(100.0)
Net income	39,719	39,273	446	1.1
Noncontrolling interest in consolidated joint ventures	612	124	488	393.5
Noncontrolling interest in Operating Partnership	(4,506)	(2,021)	(2,485)	(123.0)
Noncontrolling interest in discontinued operations	-	(2,749)	2,749	100.0
Net income available to common shareholders	$35,825	$34,627	$1,198	3.5%

The following is a summary of the changes in revenue from rental operations and property expenses in 2014 as compared to 2013 divided into Same-Store Properties and Acquired Properties (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2014
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$(1,800)	(0.7)%	$(7,596)	(2.8)%	$8,445	3.1%	$(2,649)	(1.0)%
Escalations and recoveries
from tenants	5,620	15.2	4,506	12.2	631	1.7	483	1.3
Parking income	1,361	45.5	(138)	(4.7)	1,499	50.2	-	-
Other income	(188)	(8.5)	(735)	(33.2)	557	25.2	(10)	(0.5)
Total	$4,993	1.6%	$(3,963)	(1.3)%	$11,132	3.6%	$(2,176)	(0.7)%

Property expenses:
Real estate taxes	$6,243	15.0%	$3,995	9.6%	$1,603	3.8%	$645	1.6%
Utilities	12,827	42.7	11,208	37.3	537	1.8	1,082	3.6
Operating services	6,427	12.7	4,809	9.5	1,627	3.2	(9)	-
Total	$25,497	20.9%	$20,012	16.4%	$3,767	3.1%	$1,718	1.4%

OTHER DATA:
Number of Consolidated Properties	239		231		8		9
Commercial Square feet (in thousands)	26,280		26,054		226		1,695
Multi-family portfolio (number of units)	1,301		-		1,301		-

Base rents for the Same-Store Properties decreased $7.6 million, or 2.8 percent, for 2014 as compared to 2013, due primarily to a decrease in occupancy and rental rates in 2014 as compared to 2013.  Escalations and recoveries from tenants for the Same-Store Properties increased $4.5 million, or 12.2 percent, for 2014 over 2013, due primarily to recoveries from tenants of higher electric and operating expenses in 2014 pursuant to the terms of most of its leases.  Parking income for the Same-Store Properties decreased $0.1 million, or 4.7 percent for 2014 as compared to 2013, due primarily to decreased demand for parking during the period.  Other income for the Same-Store Properties decreased $0.7 million, or 33.2 percent, due primarily to a decrease in reimbursed improvement costs.

Real estate taxes on the Same-Store Properties increased $4.0 million, or 9.6 percent, for 2014 as compared to 2013. The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2014 as compared to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, did not increase significantly in 2014 compared to 2013.  Utilities for the Same-Store Properties increased $11.2 million, or 37.3 percent, for 2014 as compared to 2013, due primarily to increased rates in 2014 as compared to 2013.  Operating services for the Same-Store Properties increased $4.8 million, or 9.5 percent, due primarily to an increase in maintenance and repair costs of $3.5 million (which includes $1.2 million in snow removal costs) and in insurance costs of $0.5 million for 2014 as compared to 2013.

Construction services revenue decreased $15.0 million, or 100.0 percent, in 2014 as compared to 2013, due to the Company‘s phase out of this business segment.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $0.6 million, or 4.7 percent, for 2014 as compared to 2013, due primarily to an increase in salary reimbursement income for 2014 as compared to 2013.

Direct construction costs decreased $14.3 million, or 100.0 percent, in 2014 as compared to 2013, due to the Company’s phase out of this business segment.

Real estate services expenses increased $3.0 million, or 29.5 percent, for 2014 as compared to 2013.  This increase was due primarily to increased compensation and related costs, due to increased activity in multi-family services.

General and administrative expenses increased $11.5 million in 2014 as compared to 2013.  This increase was primarily due to approximately $11 million of severance costs related to the departure of two of the Company’s executive vice presidents in 2014 and acquisition transaction costs of $1.9 million in 2014, partially offset by costs of $0.6 million incurred in 2013 in connection with the write down of the cost basis of an unconsolidated venture and a decrease in salaries and related expenses of $0.5 million for 2014 as compared to 2013.

Depreciation and amortization increased by $0.7 million, or 0.8 percent, for 2014 over 2013.  This increase was due primarily to an increase of $3.3 million for 2014 as compared to 2013 related to depreciation and amortization on assets from the Acquired Properties partially offset by a decrease of $1.6 million for the Same-Store Properties due to assets becoming fully amortized, and a decrease of $1.0 million for 2014 as compared to 2013 for the properties sold in 2014 (which were not classified as discontinued operations).

Interest expense decreased by $3.0 million, or 5.0 percent, for 2014 as compared to 2013.  This decrease was primarily the result of lower overall average debt balances in 2014 as compared to 2013

Interest and other investment income increased $0.2 million, or 18.9 percent for 2014 as compared to 2013.  This was primarily due to higher available average cash balances to invest in 2014.

Equity in earnings of unconsolidated joint ventures increased $1.0 million, or 56.7 percent, for 2014 as compared to 2013.  The increase was due primarily to increased income of $1.2 million from the Crystal House Apartments Investors venture (due to being entered into in March 2013) and increased income of $0.7 million from the South Pier at Harborside venture.  These were partially offset by a loss of $0.8 million from the PruRose Riverwalk G venture.

The Company had realized gains and unrealized losses on disposition of rental property of $54.6 million in 2014 (which were not classified as discontinued operations).  See Note 3: Real Estate Transactions – Sales – to the Financial Statements.

Income from continuing operations increased to $39.7 million in 2014 from approximately $16.5 million in 2013.  The increase of $23.2 million was due to the factors discussed above.

Net income available to common shareholders increased by $1.2 million, or 3.5 percent, from $34.6 million in 2013 to $35.8 million in 2014.  The increase was primarily the result of an increase in income from continuing operations of $23.2 million for 2014 as compared to 2013, an increase in noncontrolling interest in discontinued operations of approximately $2.8 million for 2014 as compared to 2013, a loss on early extinguishment of debt of $0.7 million in 2013, and an increase in noncontrolling interest in consolidated joint ventures of $0.5 million for 2014 as compared to 2013.  These were partially offset by realized gains and unrealized losses on disposition of rental property, net of $13.8 million in 2013 (which were not classified as discontinued operations), a decrease in income from discontinued operations of $9.7 million for 2014 as compared to 2013, and an increase in noncontrolling interest in Operating Partnership of $2.5 million for 2014 as compared to 2013.

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

Construction Projects:
Pursuant to a developer agreement entered into in December 2011, on May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $43.1 million have been incurred by URL-Harborside through June 30, 2014).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.  The URL Project has been awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.  The venture has an agreement to sell these credits, subject to certain conditions.  The Company currently expects that it will fund approximately $71.7 million of the remaining development costs of the project net of future financing.

The Company owns an 85 percent interest in URL-Harborside and the remaining interest owned by ISA, with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  Upon entering into the joint venture, the Company’s initial contribution was $30.6 million, which included a capital credit of $30 per approved developable square foot for its contributed land aggregating approximately $20.6 million with the balance consisting of previously incurred development costs, and ISA’s initial contribution was approximately $5.4 million.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad to be delivered by the Company in the first quarter of 2015.  The Company expects to incur costs of approximately $15.7 million for the development of the site through the fourth quarter of 2015 (of which the Company has incurred $6.4 million through June 30, 2014).

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

The Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $2.1 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”).  The Eastchester Project began construction in late 2013.  Estimated total development costs of $50 million are expected to be funded with a $28.8 million construction loan and the balance of $21.2 million from member’s capital , of which the Company’s share is $20.9 million.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.15 per common share, in the aggregate, such distributions would equal approximately $53.3 million ($60 million, including common units in the Operating Partnership, held by parties other than the Company) on an annualized basis.  However, any such distribution, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the Company will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $123.5 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  As of June 30, 2014, 115 of the Company’s properties, with an aggregate net book value of approximately $1.4 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of June 30, 2014, the Company had 215 unencumbered properties with a carrying amount of $2.6 billion representing 89.6 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $140.8 million to $80.9 million at June 30, 2014, compared to $221.7 million at December 31, 2013.  This decrease is comprised of the following net cash flow items:

(1)	$85.0 million provided by operating activities.

(2)	$3.4 million used in investing activities, consisting primarily of the following:

(a)	$62.3 million used for investments in notes receivable; plus
(b)	$41.8 million used for additions to rental property and improvements; plus
(c)	$37.7 million used for rental property acquisitions and related intangibles; plus
(d)	$7.9 million used for the development of rental property, other related costs and deposits; plus
(e)	$38.9 million used for investments in unconsolidated joint ventures; plus
(f)	$6.6 million used for restricted cash; minus
(g)	$190.8 million from proceeds from the sale of rental property; minus
(h)	$837 thousand received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
(i)	$250 thousand from repayments of notes receivable.

(3)	$222.3 million used in financing activities, consisting primarily of the following:

(a)	$200.0 million used for repayments of senior unsecured notes; plus
(b)	$59.8 million used for payments of dividends and distributions; plus
(c)	$3.9 million used for the payments of contingent consideration payments; plus
(d)	$42.5 million used for repayments of mortgages, loans payable and other obligations; plus
(e)	$177.5 million used for repayments of revolving credit facility; plus
(f)	$198 thousand used for repayment of finance costs; minus
(g)	$233.5 million from borrowings under the revolving credit facility; minus
(h)	$28.1 million from proceeds received from mortgages.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2014:

	Balance		Weighted Average	Weighted Average
	($000’s)	% of Total	Interest Rate (a)	Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,417,141	64.17%	4.92%	5.12
Fixed Rate Secured Debt	626,764	28.38%	7.72%	3.00
Variable Rate Secured Debt	108,363	4.91%	2.54%	1.77
Variable Rate Unsecured Debt (b)	56,000	2.54%	1.26%	3.08

Totals/Weighted Average:	$2,208,268	100.00%	5.51%	4.30

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.16 percent as of June 30, 2014, plus the applicable spread.
(b)
Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2014 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
July 1 to December 31, 2014	$4,661	$133,484	$138,145	8.66%
2015	8,539	197,585	206,124	4.66%
2016	8,311	269,272	277,583	7.14%
2017 (b)	7,274	447,368	454,642	3.76%	(c)
2018	7,311	231,537	238,848	6.67%
Thereafter	658	906,566	907,224	5.32%
Sub-total	36,754	2,185,812	2,222,566
Adjustment for unamortized debt
discount/premium, net, as of
June 30, 2014	(14,298)	-	(14,298)

Totals/Weighted Average	$22,456	$2,185,812	$2,208,268	5.51%

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.16 percent as of June 30, 2014, plus the applicable spread.
(b)	Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $56 million which matures in 2017 with two six-month extension options with the payment of a fee.
(c)
Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.7 million and $1.3 million for the three and six months ended June 30, 2014, respectively.

Senior Unsecured Notes:
On February 18, 2014, the Company repaid its $200 million face amount of 5.125 percent senior unsecured notes at their maturity, using available cash and borrowing on the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes (which totaled approximately $1.4 billion as of June 30, 2014) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of July 23, 2014, the Company had outstanding borrowings of $31 million under its unsecured revolving credit facility.

Money Market Loan:
The Company entered into an agreement with JPMorgan Chase Bank to participate in a noncommitted money market loan program (“Money Market Loan”).  The Money Market Loan is an unsecured borrowing of up to $75 million arranged by JPMorgan Chase Bank with maturities of 30 days or less.  The rate of interest on the Money Market Loan borrowing is set at the time of each borrowing.  As of June 30, 2014, the Company had no outstanding borrowings under its Money Market Loan program.

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

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 23, 2014, the Company had outstanding borrowings of $31 million under its unsecured revolving credit facility and no outstanding borrowings under the Money Market Loan.  The Company is reviewing various financing and refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed in 2014.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s Common Units for the three months ended June 30, 2014:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2014	88,247,591	11,864,775	100,112,366
Common units redeemed for Common Stock	700,757	(700,757)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	3,968	-	3,968
Restricted shares issued, net of cancellations	29,746	-	29,746

Outstanding at June 30, 2014	88,982,062	11,164,018	100,146,080

Share Repurchase Program:
The Company has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of June 30, 2014, the Company has a remaining authorization under the Repurchase Program of $139 million.

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold as of July 23, 2014.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which no securities have been sold as of July 23, 2014.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $311.1 million of which the Company has agreed to guarantee up to $89.9 million.  As of June 30, 2014, the outstanding balance of such debt totaled $200.6 million of which $79.8 million was guaranteed by the Company.  The Company has also posted a $4.6 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of June 30, 2014:

			Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,770,288	$217,075	$307,175	$336,200	$909,838	$-
Revolving credit facility (a)	58,176	706	1,411	56,059	-	-
Mortgages, loans payable
and other obligations (b)	871,150	184,650	331,669	354,831	-	-
Payments in lieu of taxes
(PILOT)	34,735	2,204	14,324	8,815	9,392	-
Ground lease payments	17,244	369	939	467	1,165	14,304
Other	3,718	1,286	2,432	-	-	-
Total	$2,755,311	$406,290	$657,950	$756,372	$920,395	$14,304

(a)	Interest payments assume LIBOR rate of 0.16 percent, which is the weighted average rate on this outstanding variable rate debt at June 30, 2014, plus the applicable spread.
(b)	Interest payments assume LIBOR rate of 0.17 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at June 30, 2014, plus the applicable spread.

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

Also on March 3, 2014, the Company announced that it had entered into a Settlement and General Release Agreement with Roger W. Thomas (the “Thomas Separation Agreement”) pursuant to which Mr. Thomas left his position as Executive Vice President, General Counsel and Secretary of the Company effective March 31, 2014 after twenty (20) years with the Company and its predecessor.  The Thomas Separation Agreement provides, pursuant to the terms of his employment agreement, for (i) vesting of 41,000 shares of restricted common stock pursuant to Mr. Thomas’ multi-year performance award, (ii) acceleration but discretionary full vesting of 33,605 newly issued shares of common stock of the Company pursuant to Mr. Thomas’ TSR-based performance award, (iii) a cash payment to Mr. Thomas of $2.5 million, (iv) a cash payment of $476,888 pursuant to his deferred retirement compensation award, and (v) a cash payment of $73,800 in accrued but unpaid dividend equivalents pursuant to his multi-year performance award. All such cash amounts will be paid to Mr. Thomas on October 1, 2014. The Company also will pay the premiums for the continuation of Mr. Thomas’ existing health insurance for a period up to 48 months following September 30, 2014.  Mr. Thomas will remain as a consultant to the Company from April 1, 2014 through September 30, 2014 for aggregate cash compensation of $300,000.

Funds from Operations

Funds from operations (“FFO”) is defined as net income (loss) before noncontrolling interest of unitholders, computed in accordance with GAAP, excluding gains (or losses) from extraordinary items, sales of depreciable rental property, and impairments related to depreciable rental property, plus real estate-related depreciation and amortization.  The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT.  The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from sales of properties and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) available to common shareholders	$51,123	$23,071	$35,825	$34,627
Add (deduct): Noncontrolling interests in Operating Partnership	6,514	1,048	4,506	2,021
Noncontrolling interests in discontinued operations	-	2,127	-	2,749
Real estate-related depreciation and amortization on
continuing operations (a)	47,291	49,702	94,739	96,134
Real estate-related depreciation and amortization
on discontinued operations	-	2,989	-	6,442
Realized (gains) losses and unrealized losses
on disposition of rental property and impairments	(54,584)	(13,758)	(54,584)	(13,758)
Funds from operations	$50,344	$65,179	$80,486	$128,215

(a)
Includes the Company’s share from unconsolidated joint ventures of $2,658 and $4,117 for the three months ended June 30, 2014 and 2013, respectively, and $5,215 and $7,272 for the six months ended June 30, 2014 and 2013, respectively.  Excludes non-real estate-related depreciation and amortization of $78 and $81 for the three months ended June 30, 2014 and 2013, respectively, and $172 and $151 for the six months ended June 30, 2014 and 2013, respectively.

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

Approximately $2.0 billion of the Company’s long-term debt as of June 30, 2014 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of June 30, 2014 ranged from LIBOR plus 110 basis points to LIBOR plus 350 basis points.  If market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $1.6 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2014 would be approximately $81 million.

June 30, 2014
Debt, including current portion	7/1/14 -										Fair
($s in thousands)	12/31/2014	2015	2016	2017		2018	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$101,195	$162,427	$277,583	$397,493		$237,447	$882,058	$2,058,203	$(14,298)	$2,043,905	$2,096,715
Average Interest Rate	6.82%	5.40%	7.14%	4.12%		6.70%	5.41%			5.78%

Variable Rate	-	$36,950	$43,696	$56,217	(b)		$27,500	$164,363	-	$164,363	$164,363

(a)      Adjustment for unamortized debt discount/premium, net, as of June 30, 2014.
(b)	Includes $56 million of outstanding borrowings under the Company’s unsecured revolving credit facility which matures in 2017 with two six-month extension options with the payment of a fee.

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

MACK-CALI REALTY CORPORATION

Part II – Other Information

Item 1.         Legal Proceedings

 There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its Properties are subject.

Item 1A.     Risk Factors

 None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended June 30, 2014, the Company issued 354,051 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

(b)               Not Applicable.

(c)               Not Applicable.

Item 3.       Defaults Upon Senior Securities

(a)               Not Applicable.

(b)               Not Applicable.

Item 4.       Mine Safety Disclosures

Not Applicable.

Item 5.       Other Information

(a)	Not Applicable.

(b)
On July 18, 2014, the Company entered into separation agreements (the “Separation Agreements”) with each of Bradford R. Klatt and Carl Goldberg, formerly principals of Roseland Partners who have served as co-presidents of Roseland Management since the Company acquired the Roseland Business in October 2012.  The Separation Agreements provide that the employment agreements of each of Messrs. Klatt and Goldberg terminate and that they shall resign as co-presidents of Roseland Management effective October 23, 2014 (the “Separation Date”).  Also on July 18, 2014, the Company amended its purchase agreement with the sellers of the Roseland Business (the “Roseland Amendment”) to modify certain terms of the Roseland Transaction in connection with the departures of Messrs. Klatt and Goldberg.  In addition, Mr. Goldberg entered into a consulting agreement with Roseland Management (the “Consulting Agreement”) pursuant to which he shall provide consulting services for a period of one year following the Separation Date for $400,000 payable in four, equal quarterly installments.

Pursuant to the Separation Agreements, each of Messrs. Klatt and Goldberg shall receive a separation payment of $750,000 within five days following the Separation Date, and an additional payment of $500,000 in full satisfaction of any and all bonus payments under their respective employment agreements, which amount shall be paid six months after the date of their “separation from service” as defined in Section 409A of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations and other guidance promulgated thereunder.  The Separation Agreements also contain customary mutual releases of claims and non-disparagement provisions, and Mr. Goldberg’s Consulting Agreement contains customary non-compete, confidentiality and indemnification covenants.  Mr. Goldberg’s Separation Agreement also provides that Roseland Management shall pay the premiums for the continuation of his existing health insurance for a period of one year from the Separation Date or until any earlier termination of his Consulting Agreement.

The Roseland Amendment provides for the following material modifications to the Roseland Transaction:

1.
The non-competition covenants as they apply to Messrs. Klatt and Goldberg shall terminate on the Separation Date, and the non-competition covenants as they apply to Marshall Tycher shall be amended to permit Mr. Tycher to invest in certain future, family-controlled business ventures, subject to a right of first offer by the Company to make an investment of at least 50 percent in multi-family properties or projects covered by the right of first offer;

2.
The release to the sellers of the Roseland Business of all remaining funds held in the indemnity escrow account and the acceleration of the effectiveness of certain indemnity covenants to the Separation Date; and

3.	The payment of $1 million of the $3 million Earn Out related to certain tax credits/grants.

Disclosure of the Separation Agreements, the Roseland Amendment and the Consulting Agreement is being provided in this Part II, Item 5 in lieu of Items 1.01 and 9.01 of Form 8-K.  Copies of the Separation Agreements are filed as Exhibits 10.122 and 10.123 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.  A copy of the Roseland Amendment is filed as Exhibit 10.124 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.  A copy of Mr. Goldberg’s Consulting Agreement is filed as Exhibit 10.125 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.        Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: July 23, 2014	By:	/s/ Mitchell E. Hersh
Mitchell E. Hersh
President and
Chief Executive Officer
(principal executive officer)

Date: July 23, 2014	By:	/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer)

MACK-CALI REALTY CORPORATION

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.1	Articles of Restatement of Mack-Cali Realty Corporation dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

3.2
Articles of Amendment to the Articles of Restatement of Mack-Cali Realty Corporation as filed with the State Department of Assessments and Taxation of Maryland on May 14, 2014 (filed as Exhibit 3.1 to the Company’s Form 8-K dated 12, 2014 and incorporated herein by reference).

3.3	Amended and Restated Bylaws of Mack-Cali Realty Corporation dated June 10, 1999 (filed as Exhibit 3.2 to the Company’s Form 8-K dated June 10, 1999 and incorporated herein by reference).

3.4
Amendment No. 1 to the Amended and Restated Bylaws of Mack-Cali Realty Corporation dated March 4, 2003, (filed as Exhibit 3.3 to the Company’s Form 10-Q dated March 31, 2003 and incorporated herein by reference).

3.5
Amendment No. 2 to the Mack-Cali Realty Corporation Amended and Restated Bylaws dated May 24, 2006 (filed as Exhibit 3.1 to the Company’s Form 8-K dated May 24, 2006 and incorporated herein by reference).

3.6	Amendment No. 3 to the Mack-Cali Realty Corporation Amended and Restated Bylaws dated May 14, 2014 (filed as Exhibit 3.2 to the Company’s Form 8-K dated 12, 2014 and incorporated herein by reference).

3.7
Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated December 11, 1997 (filed as Exhibit 10.110 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

3.8
Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated August 21, 1998 (filed as Exhibit 3.1 to the Company’s and the Operating Partnership’s Registration Statement on Form S-3, Registration No. 333-57103, and incorporated herein by reference).

3.9
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Mack-Cali Realty, L.P. dated July 6, 1999 (filed as Exhibit 10.1 to the Company’s Form 8-K dated July 6, 1999 and incorporated herein by reference).

3.10
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

Exhibit
Number	Exhibit Title

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

Exhibit
Number	Exhibit Title

10.17	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

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

10.32	Indemnification Agreement by and between Mack-Cali Realty Corporation and Anthony Krug dated October 22, 2002.

10.33	Indemnification Agreement by and between Mack-Cali Realty Corporation and Jonathan Litt dated March 3, 2014.

Exhibit
Number	Exhibit Title

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

Exhibit
Number	Exhibit Title

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

10.122*	Separation Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Bradford R. Klatt.

10.123*	Separation Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Carl Goldberg.

10.124*
Amendment to Membership Interest and Asset Purchase Agreement, dated as of July 18, 2014, by and among Mack-Cali Realty, L.P., Mack-Cali Realty Corporation, Mack-Cali Realty Acquisition Corp., Canoe Brook Investors, L.L.C. (formerly known as Roseland Partners, L.L.C.), Marshall B. Tycher, Bradford R. Klatt and Carl Goldberg.

10.125*	Consulting Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Carl Goldberg and Devra Goldberg.

31.1*	Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Company’s President and Chief Executive Officer, Mitchell E. Hersh, and the Company’s Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith