Form 10-K
period 2014-12-31
MACK CALI REALTY CORP
filed 2015-02-19
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☒                                                                                                Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ___ No X

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,877,183,962.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date.  This calculation does not reflect a determination that persons are affiliates for any other purpose.  The registrant has no non-voting common stock.

As of February 13, 2015, 89,081,526 shares of common stock, $0.01 par value, of the Company (“Common Stock”) were outstanding.

LOCATION OF EXHIBIT INDEX:  The index of exhibits is contained herein on page number 126.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement for fiscal year ended December 31, 2014 to be issued in conjunction with the registrant’s annual meeting of shareholders expected to be held on May 11, 2015 are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the SEC not later than 120 days from the end of the registrant’s fiscal year ended December 31, 2014.

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

As of December 31, 2014, the Company owned or had interests in 283  properties, consisting of 264  commercial properties, primarily class A office and office/flex properties, totaling approximately 31.0 million square feet, leased to approximately 2,000 commercial tenants and 19 multi-family rental properties containing 5,484 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of: (a) 231 wholly-owned or Company-controlled properties consisting of 118 office buildings and 95 office/flex buildings aggregating approximately 24.9 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, six multi-family properties totaling 1,301 apartments, three stand-alone retail properties totaling approximately 40,000 square feet, and three land leases (collectively, the “Consolidated Properties”); and (b) 36 office properties totaling approximately 5.6 million square feet, 13 multi-family properties totaling 4,183 apartments, two retail properties totaling approximately 81,500 square feet and a 350-room hotel, which are owned by unconsolidated joint ventures in which the Company has investment interests.  Unless otherwise indicated, all references to square feet represent net rentable area.  As of December 31, 2014, the office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties were 84.2 percent leased.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future, and leases that expire at the period end date.  Leases that expired as of December 31, 2014 aggregate 205,220 square feet, or 0.8 percent of the net rentable square footage.  The Properties are located in seven states, primarily in the Northeast, and the District of Columbia.  See Item 2: Properties.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  With changing work force demographics and reduced demand for suburban office properties in its markets, the Company intends to continue to leverage its experience and expertise in its core Northeast markets to pursue multi-family rental investments in those markets, primarily through development, both wholly owned and through joint ventures.  This strategy includes selectively disposing of office and office/flex assets and re-deploying proceeds to multi-family rental properties, as well as the repositioning of a portion of its office properties and land held for development to multi-family rental properties.

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

As of December 31, 2014, executive officers and directors of the Company and their affiliates owned approximately six percent of the Company’s outstanding shares of Common Stock (including Units redeemable into shares of Common Stock).  As used herein, the term “Units” refers to limited partnership interests in Mack-Cali Realty, L.P., a Delaware limited partnership (the “Operating Partnership”) through which the Company conducts its real estate activities.  The Company’s executive officers have been employed by the Company and/or its predecessor companies for an average of approximately 31 years.

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

The Company seeks to maximize the value of its existing office and office/flex portfolio through implementing operating strategies designed to produce the highest effective rental and occupancy rates and lowest tenant installation costs within the markets that it operates, and further within the parameters of those markets.  The Company continues to pursue internal growth through leasing vacant space, re-leasing space at the highest possible effective rents in light of current market conditions with contractual rent increases and developing or redeveloping office space for its diverse base of high credit quality tenants, including Daiichi Sankyo, National Union Fire Insurance and The United States of America - GSA.  In addition, the Company seeks economies of scale through volume discounts to take advantage of its size and dominance in particular sub-markets, and operating efficiencies through the use of in-house management, leasing, marketing, financing, accounting, legal, development and construction services.

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

The Company believes that the opportunity to invest in multi-family development properties at higher returns on cost will position the Company to potentially produce higher levels of net operating income than if the Company were to only purchase stabilized multi-family properties at market returns.  The Company anticipates that it will be several years before its multi-family development projects are income-producing.  The long-term nature of the Company’s multi-family rental strategy coupled with the continued weakness in the Company’s core office markets and the disposition of income-producing, non-core office properties to fund the Company’s multi-family rental acquisitions, development and repositioning of certain office properties into multi-family rental/mixed use properties will likely result in declining net operating income and cash flow relative to historical returns. As the Company continues to execute its multi-family residential strategy, the Company believes that over the long-term its net operating income and cash flow will stabilize at levels less than historical or current returns.  The Company believes that the transition to a company with a greater proportion of its properties in the multi-family residential sector will ultimately result in the creation of greater shareholder value than remaining a primarily suburban commercial office company, in part due to the lower capitalization rates associated with the multi-family sector.

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

The Company has entered into and may continue in the future to enter into joint ventures (including limited liability companies and partnerships) through which it would own an indirect economic interest of less than 100 percent of a property owned directly by such joint ventures, and may include joint ventures that the Company does not control or manage, especially in connection with its expansion into the multi-family rental sector. The decision to pursue property acquisitions either directly or through joint ventures is based on a variety of factors and considerations, including: (i) the economic and tax terms required by a seller or co-developer of a property; (ii) the Company’s desire to diversify its portfolio by expanding into the multi-family rental sector and achieve a blended portfolio of office and multi-family rental properties by market and sub-market; (iii) the Company’s goal of maintaining a strong balance sheet; and (iv) the Company’s expectation that, in some circumstances, it will be able to achieve higher returns on its invested capital or reduce its risk if a joint venture vehicle is used.  Investments in joint ventures are not limited to a specified percentage of the Company’s assets.  Each joint venture agreement is individually negotiated, and the Company’s ability to operate and/or dispose of its interests in a joint venture in its sole discretion may be limited to varying degrees depending on the terms of the joint venture agreement.  Many of the Company’s joint venture agreements entitle it to receive leasing, management, development and similar fees and/or a promoted interest if certain return thresholds are met.  See Note 4: Investments in Unconsolidated Joint Ventures – to the Company’s Financial Statements.

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

Financial
The Company currently intends to maintain a ratio of debt-to-undepreciated assets (total debt of the Company as a percentage of total undepreciated assets) of 50 percent or less, however there can be no assurance that the Company will be successful in maintaining this ratio.  As of December 31, 2014 and 2013, the Company’s total debt constituted approximately 37.3 percent and 39.9 percent of total undepreciated assets of the Company, respectively.  Although there is no limit in the Company’s organizational documents on the amount of indebtedness that the Company may incur, the Company has entered into certain financial agreements which contain covenants that limit the Company’s ability to incur indebtedness under certain circumstances.  The Company intends to utilize the most appropriate sources of capital for future acquisitions, development, capital improvements and other investments, which may include funds from operating activities, proceeds from property and land sales, joint venture capital, and short-term and long-term borrowings (including draws on the Company’s revolving credit facility), and the issuance of additional debt or equity securities.

EMPLOYEES

As of December 31, 2014, the Company had approximately 600 full-time employees.

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

INDUSTRY SEGMENTS

The Company operates in three industry segments:  (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  As of December 31, 2014, the Company does not have any foreign operations and its business is not seasonal.  Please see our financial statements attached hereto and incorporated by reference herein for financial information relating to our industry segments.

RECENT DEVELOPMENTS

Acquisitions
On April 10, 2014, the Company acquired Andover Place, a 220-unit multi-family rental property located in Andover, Massachusetts, for approximately $37.7 million in cash.  The purchase price for the property was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

On December 2, 2014, the Company acquired developable land in Conshohocken, Pennsylvania, for approximately $15.3 million, which was funded using available cash.

Sales
The Company sold the following office properties during the year ended December 31, 2014 (dollars in thousands):

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
04/23/14	22 Sylvan Way	Parsippany, New Jersey	1	249,409	$94,897	$60,244	$34,653
06/23/14	30 Knightsbridge Road (a)	Piscataway, New Jersey	4	680,350	54,641	52,361	2,280
06/23/14	470 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	52,500	7,195	7,109	86
06/23/14	530 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	57,204	6,299	6,235	64
06/27/14	400 Rella Boulevard	Suffern, New York	1	180,000	27,539	10,938	16,601
06/30/14	412 Mount Kemble Avenue (a)	Morris Township, New Jersey	1	475,100	44,751	43,851	900
07/29/14	17-17 Route 208 North (a) (b)	Fair Lawn, New Jersey	1	143,000	11,835	11,731	104
08/20/14	555, 565, 570 Taxter Road (a)	Elmsford, New York	3	416,108	41,057	41,057	-
08/20/14	200, 220 White Plains Road (a)	Tarrytown, New York	2	178,000	12,619	12,619	-
08/20/14	1266 East Main Street (a) (b)	Stamford, Connecticut	1	179,260	18,406	18,246	160

Totals			16	2,610,931	$319,239	$264,391	$54,848

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

(b)
The Company recorded an impairment charge of $20.8 million on these properties at December 31, 2013 as it estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods.

Unconsolidated Joint Venture Activity
On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $65.1 million have been incurred by URL-Harborside through December 31, 2014).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.  The URL Project has been awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.  The venture has an agreement to sell these credits, subject to certain conditions.  On August 1, 2014, the venture obtained a construction/permanent loan with a maximum borrowing amount of $192 million (with no balance currently outstanding as of December 31, 2014), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company currently expects that it will fund approximately $59.1 million of the remaining development costs of the project, net of the loan financing.

The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  Upon entering into the joint venture, the Company’s initial contribution was $30.6 million, which included a capital credit of $30 per approved developable square foot for its contributed land aggregating approximately $20.6 million with the balance consisting of previously incurred development costs, and ISA’s initial contribution was approximately $5.4 million.  Included in the Company’s investment in the unconsolidated joint venture is its land contribution with a carrying amount of $5.5 million.  The Company has funded an additional $19.2 million in development costs for the venture through December 31, 2014.

On June 6, 2014, the Company and an affiliate of Keystone Property Group (“KPG”) acquired 50 percent tenants-in-common interests each for $62.5 million in Curtis Center, an 885,000 square foot commercial office property  located at 601 Walnut Street in Philadelphia, Pennsylvania (the “Curtis Center Property”), which amounted to a total purchase price of  approximately $125.0 million for the property.  In connection with the transaction, the Company provided short-term loans to KPG affiliates, as follows:  a 90-day, $52.3 million loan which bore interest at an annual rate of 3.5 percent payable at maturity, which was collateralized by the KPG affiliates’ interest in the Curtis Center Property; and a 90-day, $10 million loan which also bore interest at an annual rate of 3.5 percent payable at maturity.  The $10 million loan was repaid in full on September 2, 2014 and the $52.3 million loan was subsequently repaid in full on October 1, 2014.  The investments were funded by the Company primarily through borrowing under its revolving credit facility.  The venture plans to reposition the property into a mixed-use property by converting a portion of existing office space into multi-family rental apartments.

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

On August 15, 2014, the Company acquired the equity interests of its joint venture partner in Overlook Ridge, L.L.C, Overlook Ridge JV, L.L.C. and Overlook Ridge JV 2C/3B, L.L.C. for $16.6 million, which was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  As a result, the Company increased its ownership to 100 percent of the developable land and now consolidates these entities, which were previously accounted for through unconsolidated joint ventures (collectively, the “Consolidated Land”); and acquired an additional 25 percent, for a total of 50 percent of its subordinated, unconsolidated interests in two operating multi-family properties owned by those entities.  In conjunction with the Company’s acquisition of the Consolidated Land, the Company assumed loans with a total principal balance of $23.0 million, which bear interest in the range of LIBOR plus 2.50 to 3.50 percent.

Departures of Executive Officers
In March 2014, the Company entered into agreements with its Executive Vice President and Chief Financial Officer and Executive Vice President, General Counsel and Secretary pursuant to which these two executive officers left the Company.  In November 2014, the Company entered into an agreement with its President and Chief Executive Officer pursuant to which he will step down as an officer and director of the Company in May 2015.  For further information about these departures, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations - Departure of Executive Officers.

Operations
The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties was 84.2 percent at December 31, 2014, as compared to 86.1 percent at December 31, 2013 and 87.2 percent at December 31, 2012.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2014, 2013 and 2012 aggregate 205,220, 690,895 and 378,901 square feet, respectively, or 0.8, 2.5 and 1.2 percentage of the net rentable square footage, respectively.  The Company believes that commercial vacancy rates may continue to increase in some of its markets through 2015 and possibly beyond.  As a result, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions.

The Company expects that the continued impact of the current state of the economy, including historically weak employment in certain of its markets, will continue to have a negative effect on the fundamentals of its business, including in particular lower occupancy and reduced effective rents in respect of the Company’s commercial properties.  These conditions would negatively affect the Company’s future net income and cash flows and could have a material adverse effect on the Company’s financial condition.

FINANCING ACTIVITY

On February 17, 2014, the Company repaid its $200 million face amount of 5.125 percent senior unsecured notes at their maturity, using available cash and borrowing on the Company’s unsecured revolving credit facility.

On April 10, 2014, the Company obtained a $27.5 million mortgage loan, collateralized by its multi-family property located in Rahway, New Jersey.  The loan bears interest of LIBOR plus 1.75 percent and matures in April 2019 with two one-year extension options, subject to certain conditions, with a fee of 125 basis points.  The loan is interest-only during the initial three-year term.

On June 6, 2014, the Company and an affiliate of KPG acquired 50 percent tenants-in-common interests each for $62.5 million in the Curtis Center Property, which amounted to a total purchase of approximately $125.0 million for the property.  On October 1, 2014, the Company obtained $64.0 million in mortgage loan proceeds, representing its 50 percent interest in a $102 million senior loan with a current rate of 3.455 percent at December 31, 2014 and its 50 percent interest in a $26 million mezzanine loan (with a maximum borrowing capacity of $48 million) with a current rate of 9.661 percent at December 31, 2014.  These loans are scheduled to mature in October 2016 and are collateralized by the Curtis Center Property.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  Both loans have LIBOR caps for the period.  The loans provide for three one-year extension options.

On December 17, 2014, the Company redeemed $150 million principal amount of its 5.125 percent Notes due January 15, 2015 (the “Notes”).  The redemption price, including a make-whole premium, was 100.380 percent of the principal amount of the Notes, plus all accrued and unpaid interest up to the Redemption Date. The Company funded the redemption price, including accrued and unpaid interest, of approximately $153.8 million using available cash and borrowings on the Company’s unsecured revolving credit facility.  In connection with the redemption, the Company recorded approximately $0.6 million as a loss from early extinguishment of debt (including the write-off of unamortized deferred financing costs).

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
•
our credit worthiness and the availability of financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense;

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

Adverse developments concerning some of our major tenants and industry concentrations could have a negative impact on our revenue: Recent developments in the general economy and the global credit markets have had a significant adverse effect on many companies in numerous industries.  We have tenants concentrated in various industries that may be experiencing adverse effects of current economic conditions.  For instance, 13.6 percent of our revenue is derived from tenants in the Securities, Commodity Contracts and Other Financial industry, 10.1 percent from tenants in the Insurance Carriers and Related Activities industry and 7.5 percent from tenants in the Manufacturing industry.  Our business could be adversely affected if any of these industries suffered a downturn and/or these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely manner or at all.

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

Illiquidity of real estate limits our ability to act quickly: Real estate investments are relatively illiquid.  Such illiquidity may limit our ability to react quickly in response to changes in economic and other conditions.  If we want to sell an investment, we might not be able to dispose of that investment in the time period we desire, and the sales price of that investment might not recoup or exceed the amount of our investment.  The prohibition in the Internal Revenue Code of 1986, as amended (the “Code”), and related regulations on a real estate investment trust holding property for sale also may restrict our ability to sell property.  In addition, we acquired a significant number of our properties from individuals to whom the Operating Partnership issued Units as part of the purchase price.  In connection with the acquisition of these properties, in order to preserve such individual’s income tax deferral, we contractually agreed not to sell or otherwise transfer the properties for a specified period of time, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate individuals for the income tax consequences of the recognition of such built-in-gains.  As of December 31, 2014, seven of our properties, with an aggregate net book value of approximately $125.3 million, were subject to these restrictions which expire periodically through 2016.  For those properties where such restrictions have lapsed, we are generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the appropriate individuals.  110 of our properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.  The above limitations on our ability to sell our investments could adversely affect our ability to make distributions or payments to our investors.

New acquisitions, including acquisitions of multi-family rental real estate, may fail to perform as expected and will subject us to additional new risks: We intend to and may acquire new properties, primarily in the multi-family rental sector, assuming that we are able to obtain capital on favorable terms.  Such newly acquired properties may not perform as expected and may subject us to unknown liability with respect to liabilities relating to such properties for clean-up of undisclosed environmental contamination or claims by tenants, residents, vendors or other persons against the former owners of the properties.  Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues.  In addition, future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position may be underestimated. The search for and process of acquiring such properties will also require a substantial amount of management’s time and attention.  As our portfolio shifts from primarily commercial office properties to increasingly more multi-family rental properties we will face additional and new risks such as:

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

If costs of developing multi-family rental properties increase, we do not expect to achieve as high a return on our multi-family development properties as compared with our historical or current returns in the commercial sector: Our current strategy involves disposing of non-core office and office/flex properties and redeploying the proceeds from those dispositions to acquire multi-family rental properties, including development projects. Although there has been widespread instability in capitalization rates in all real estate sectors since the credit market disruptions and economic slowdown in 2008, generally capitalization rates are higher in the office sector but more stable (and lower) in the multi-family residential sector.  The Company believes that the opportunity to invest in multi-family development properties at higher returns on cost will position the Company to potentially produce higher levels of net operating income than if the Company purchased a stabilized multi-family property at a lower anticipated return. However, if costs of developing a multi-family residential property increase, there could be less arbitrage between the costs to develop versus the price to purchase stabilized multi-family residential properties.  Consequently, the Company does not expect as high a return on its multi-family residential development properties as with our historical or current returns in the commercial sector.

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

As of December 31, 2014, we had total outstanding indebtedness of $2.1 billion comprised of $1.3 billion of senior unsecured notes and approximately $821 million of mortgages, loans payable and other obligations.  We may have to refinance the principal due on our current or future indebtedness at maturity, and we may not be able to do so.

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

Rising interest rates may adversely affect our cash flow: As of December 31, 2014, outstanding borrowings of approximately $160 million of our mortgage indebtedness bear interest at variable rates.  We may incur additional indebtedness in the future that bears interest at variable rates.  Variable rate debt creates higher debt service requirements if market interest rates increase.  Higher debt service requirements could adversely affect our ability to make distributions or payments to our investors and/or cause us to default under certain debt covenants.

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

Adverse changes in our credit ratings could adversely affect our business and financial condition: The credit ratings assigned to our senior unsecured notes by nationally recognized statistical rating organizations (the “NRSROs”) are based on our operating performance, liquidity and leverage ratios, overall financial position and other factors employed by the NRSROs in their rating analyses of us.  These ratings and similar ratings of us and any debt or preferred securities we may issue are subject to ongoing evaluation by the NRSROs, and we cannot assure you that any such ratings will not be changed by the NRSROs if, in their judgment, circumstances warrant.  Our credit ratings can affect the amount of capital we can access, as well as the terms of any financings we may obtain. There can be no assurance that we will be able to maintain our current credit ratings, and in the event our current credit ratings are downgraded, we would likely incur higher borrowing costs and may encounter difficulty in obtaining additional financing.

Competition for skilled personnel could increase our labor costs.
We compete with various other companies in attracting and retaining qualified and skilled personnel and are currently conducting a search for a new chief executive officer to succeed our current chief executive officer who will step down in May 2015.  We depend on our ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our company.  Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  We may not be able to offset such added costs by increasing the rates we charge our tenants.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

We are dependent on our key personnel whose continued service is not guaranteed.
We are dependent upon key personnel for strategic business direction and real estate experience, including our chief executive officer, a successor chief executive officer expected to be selected in 2015, and our chief financial officer and our chief legal officer.  While we believe that we could find replacements for these key personnel, loss of their services could adversely affect our operations.  We do not have key man life insurance for our key personnel.  In addition, as the Company seeks to reposition a portion of its portfolio from office to the multi-family rental sector, the Company may become increasingly dependent on non-executive personnel with residential development and leasing expertise to effectively execute the Company’s long-term strategy.

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
At our 2014 annual meeting of stockholders, stockholders approved amendments to our charter and bylaws to declassify our Board of Directors over a three year period from 2015 through 2017 such that each director whose term expires at the annual meeting of stockholders in 2015 through 2017 will be elected to hold office until the next annual meeting of stockholders following their election, instead of the third-succeeding annual meeting, and until their successors are elected and qualify.  During this transition period, our Board of Directors will remain classified with respect to the directors whose three year terms have not yet expired during such period, and Maryland law permits the Board of Directors to re-classify the Board of Directors at any time.  The classification and staggered terms of office of our directors make it more difficult for a third party to gain control of our board of directors.  At least two annual meetings of stockholders, instead of one, generally would be required to affect a change in a majority of the board of directors.

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

In addition, the consent of the holders of at least 85 percent of the Operating Partnership’s partnership units is required: (i) to merge (or permit the merger of) us with another unrelated person, pursuant to a transaction in which the Operating Partnership is not the surviving entity; (ii) to dissolve, liquidate or wind up the Operating Partnership; or (iii) to convey or otherwise transfer all or substantially all of the Operating Partnership’s assets.  As of February 13, 2015, as general partner, we own approximately 88.9 percent of the Operating Partnership’s outstanding common partnership units.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

PROPERTY LIST

As of December 31, 2014, the Company’s Consolidated Properties consisted of 219 in-service office, office/flex and industrial/warehouse properties, as well as six multi-family properties, three stand-alone retail properties and three land leases.  The Consolidated Properties are located primarily in the Northeast.  The Consolidated Properties are easily accessible from major thoroughfares and are in close proximity to numerous amenities.  The Consolidated Properties contain a total of approximately 25.3 million square feet of commercial space and 1,301 apartments with the individual commercial properties ranging from 6,216 to 1,246,283 square feet.  The Consolidated Properties, managed by on-site employees, generally have attractively landscaped sites and atriums in addition to quality design and construction.  The Company’s commercial tenants include many service sector employers, including a large number of professional firms and national and international businesses.  The Company believes that all of its properties are well-maintained and do not require significant capital improvements.

Office Properties

			Percentage	2014		2014	2014
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/14	($000’s)	of Total 2014	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

BERGEN COUNTY
Fort Lee
One Bridge Plaza	1981	200,000	90.5	4,729	0.96	26.13	22.93
2115 Linwood Avenue	1981	68,000	87.8	1,042	0.21	17.45	14.57
Lyndhurst
210 Clay Avenue	1981	121,203	82.4	2,377	0.48	23.80	21.55
Montvale
135 Chestnut Ridge Road	1981	66,150	66.6	925	0.19	21.00	17.70
Paramus
15 East Midland Avenue	1988	259,823	54.2	3,146	0.64	22.34	18.73
140 East Ridgewood Avenue	1981	239,680	71.9	3,885	0.79	22.54	18.56
461 From Road	1988	253,554	91.1	2,583	0.52	11.18	9.80
650 From Road	1978	348,510	86.1	6,554	1.33	21.84	18.18
61 South Paramus Road (f)	1985	269,191	60.1	4,396	0.89	27.17	22.31
Rochelle Park
120 West Passaic Street	1972	52,000	99.6	1,502	0.30	29.00	26.99
365 West Passaic Street	1976	212,578	82.3	3,534	0.72	20.20	17.26
395 West Passaic Street	1979	100,589	62.5	1,140	0.23	18.13	14.40
Upper Saddle River
1 Lake Street	1973/94	474,801	100.0	7,467	1.52	15.73	15.73
10 Mountainview Road	1986	192,000	77.2	3,066	0.62	20.68	17.41
Woodcliff Lake
400 Chestnut Ridge Road	1982	89,200	100.0	1,950	0.40	21.86	19.14
50 Tice Boulevard	1984	235,000	89.0	5,426	1.10	25.94	22.56
300 Tice Boulevard	1991	230,000	100.0	5,806	1.18	25.24	22.72

ESSEX COUNTY
Millburn
150 J.F. Kennedy Parkway	1980	247,476	64.0	4,557	0.92	28.77	22.83
Borough of Roseland
4 Becker Farm Road	1983	281,762	94.9	6,975	1.42	26.09	24.95
5 Becker Farm Road	1982	118,343	67.9	1,861	0.38	23.16	22.03
6 Becker Farm Road	1982	129,732	78.3	2,575	0.52	25.35	24.99
101 Eisenhower Parkway	1980	237,000	80.3	4,618	0.94	24.27	20.18
103 Eisenhower Parkway	1985	151,545	73.5	2,580	0.52	23.16	18.72
105 Eisenhower Parkway	2001	220,000	38.1	2,490	0.51	29.71	17.14
75 Livingston Avenue	1985	94,221	64.2	1,268	0.26	20.96	18.42
85 Livingston Avenue	1985	124,595	81.8	2,599	0.53	25.50	24.90

HUDSON COUNTY
Jersey City
Harborside Plaza 1	1983	400,000	100.0	11,239	2.28	28.10	24.44
Harborside Plaza 2	1990	761,200	57.3	9,891	2.01	22.68	18.45
Harborside Plaza 3	1990	725,600	78.4	19,997	4.06	35.15	32.06
Harborside Plaza 4-A	2000	207,670	100.0	6,591	1.33	31.74	23.79
Harborside Plaza 5	2002	977,225	87.0	31,740	6.44	37.33	32.75
101 Hudson Street	1992	1,246,283	87.0	28,952	5.88	26.70	23.98

MERCER COUNTY
Hamilton Township
3 AAA Drive	1981	35,270	83.0	617	0.13	21.08	15.61
600 Horizon Drive	2002	95,000	100.0	1,191	0.24	12.54	11.74
700 Horizon Drive	2007	120,000	100.0	2,459	0.50	20.49	18.33
2 South Gold Drive	1974	33,962	72.0	483	0.10	19.75	17.38

Office Properties
(Continued)

			Percentage	2014		2014	2014
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/14	($000’s)	of Total 2014	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

Princeton
103 Carnegie Center	1984	96,000	91.9	2,148	0.44	24.35	19.96
2 Independence Way	1981	67,401	100.0	1,537	0.31	22.80	22.24
3 Independence Way	1983	111,300	100.0	1,828	0.37	16.42	11.49
100 Overlook Center	1988	149,600	89.6	3,766	0.76	28.10	25.01
5 Vaughn Drive	1987	98,500	100.0	2,588	0.53	26.27	22.09

MIDDLESEX COUNTY
East Brunswick
377 Summerhill Road	1977	40,000	100.0	372	0.08	9.30	8.98
Edison
343 Thornall Street (c)	1991	195,709	98.4	3,774	0.77	19.60	16.35
Plainsboro
500 College Road East (f)	1984	158,235	89.1	3,140	0.64	22.27	17.92
Woodbridge
581 Main Street	1991	200,000	99.3	5,202	1.06	26.19	22.32

MONMOUTH COUNTY
Freehold
2 Paragon Way	1989	44,524	59.5	501	0.10	18.91	15.63
3 Paragon Way	1991	66,898	88.2	1,176	0.24	19.93	17.34
4 Paragon Way	2002	63,989	50.1	450	0.09	14.04	13.19
100 Willow Brook Road	1988	60,557	57.4	772	0.16	22.21	19.74
Holmdel
23 Main Street	1977	350,000	100.0	4,012	0.81	11.46	8.64
Middletown
One River Centre Bldg 1	1983	122,594	96.6	2,975	0.60	25.12	21.02
One River Centre Bldg 2	1983	120,360	97.5	2,658	0.54	22.65	19.51
One River Centre Bldg 3 and 4	1984	214,518	93.3	4,859	0.99	24.28	22.44
Neptune
3600 Route 66	1989	180,000	100.0	3,395	0.69	18.86	14.97
Wall Township
1305 Campus Parkway	1988	23,350	92.4	501	0.10	23.22	18.08
1350 Campus Parkway	1990	79,747	99.9	953	0.19	11.96	11.35

MORRIS COUNTY
Florham Park
325 Columbia Turnpike	1987	168,144	100.0	4,006	0.81	23.82	20.17
Morris Plains
201 Littleton Road	1979	88,369	75.4	1,286	0.26	19.30	15.08
Parsippany
4 Campus Drive	1983	147,475	72.5	2,195	0.45	20.53	16.82
6 Campus Drive	1983	148,291	77.3	2,415	0.49	21.07	17.65
7 Campus Drive	1982	154,395	86.3	2,880	0.58	21.61	17.94
8 Campus Drive	1987	215,265	67.4	3,746	0.76	25.82	22.59
9 Campus Drive	1983	156,495	37.4	1,003	0.20	17.14	14.68
4 Century Drive	1981	100,036	52.8	1,025	0.21	19.41	15.13
5 Century Drive	1981	79,739	59.7	959	0.19	20.15	15.38
6 Century Drive	1981	100,036	45.5	1,016	0.21	22.32	18.72
2 Dryden Way	1990	6,216	100.0	99	0.02	15.93	14.64
4 Gatehall Drive	1988	248,480	84.9	4,564	0.93	21.63	18.62

Office Properties
(Continued)

			Percentage	2014		2014	2014
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/14	($000’s)	of Total 2014	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

2 Hilton Court	1991	181,592	100.0	6,528	1.33	35.95	32.83
1633 Littleton Road	1978	57,722	0.0	377	0.08	0.00	0.00
600 Parsippany Road	1978	96,000	93.2	1,638	0.33	18.31	14.81
1 Sylvan Way	1989	150,557	96.0	4,089	0.83	28.29	22.62
4 Sylvan Way	1984	105,135	100.0	1,548	0.31	14.72	14.35
5 Sylvan Way	1989	151,383	76.6	2,501	0.51	21.57	19.10
7 Sylvan Way	1987	145,983	0.0	10	0.00	0.00	0.00
14 Sylvan Way	2013	203,506	100.0	5,068	1.03	24.90	22.67
20 Waterview Boulevard	1988	225,550	93.8	4,725	0.96	22.33	20.13
35 Waterview Boulevard	1990	172,498	87.0	3,907	0.79	26.03	23.64
5 Wood Hollow Road	1979	317,040	60.5	4,834	0.98	25.20	19.68

PASSAIC COUNTY
Totowa
999 Riverview Drive	1988	56,066	91.8	890	0.18	17.29	13.85

SOMERSET COUNTY
Basking Ridge
222 Mount Airy Road	1986	49,000	75.1	705	0.14	19.16	14.35
233 Mount Airy Road	1987	66,000	67.5	886	0.18	19.89	16.30
Bridgewater
440 Route 22 East	1990	198,376	90.2	4,711	0.96	26.33	22.41
721 Route 202/206	1989	192,741	98.6	4,414	0.90	23.23	16.69
Warren
10 Indepedence Boulevard	1988	120,528	92.6	2,816	0.57	25.23	24.04

UNION COUNTY
Clark
100 Walnut Avenue	1985	182,555	90.1	4,301	0.87	26.15	22.74
Cranford
6 Commerce Drive	1973	56,000	95.4	1,046	0.21	19.58	16.98
11 Commerce Drive	1981	90,000	79.6	1,865	0.38	26.03	22.29
12 Commerce Drive	1967	72,260	84.7	928	0.19	15.16	13.15
14 Commerce Drive	1971	67,189	88.8	1,168	0.24	19.58	16.68
20 Commerce Drive	1990	176,600	98.3	3,970	0.81	22.87	20.01
25 Commerce Drive	1971	67,749	81.9	1,298	0.26	23.39	19.99
65 Jackson Drive	1984	82,778	53.9	990	0.20	22.19	18.76
New Providence
890 Mountain Avenue	1977	80,000	77.1	1,251	0.25	20.28	17.96

Total New Jersey Office		17,040,194	82.2	340,476	69.12	24.31	21.03

NEW YORK

NEW YORK COUNTY
New York
125 Broad Street	1970	524,476	100.0	18,301	3.71	34.89	29.14

WESTCHESTER COUNTY
Elmsford
100 Clearbrook Road (c)	1975	60,000	91.7	1,058	0.21	19.23	17.56
101 Executive Boulevard	1971	50,000	0.0	52	0.01	0.00	0.00
Hawthorne
1 Skyline Drive	1980	20,400	99.0	415	0.08	20.55	20.20
2 Skyline Drive	1987	30,000	100.0	543	0.11	18.10	13.70

Office Properties
(Continued)

			Percentage	2014		2014	2014
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/14	($000’s)	of Total 2014	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

7 Skyline Drive	1987	109,000	78.4	2,059	0.42	24.09	19.20
17 Skyline Drive (f)	1989	85,000	100.0	1,461	0.30	17.19	16.76
White Plains
1 Barker Avenue	1975	68,000	87.8	1,488	0.30	24.92	22.63
3 Barker Avenue	1983	65,300	95.9	1,479	0.30	23.62	21.91
50 Main Street	1985	309,000	79.1	7,735	1.57	31.65	28.03
11 Martine Avenue	1987	180,000	77.7	4,331	0.88	30.97	26.92
1 Water Street	1979	45,700	66.9	793	0.16	25.94	22.21
Yonkers
1 Executive Boulevard	1982	112,000	100.0	2,868	0.58	25.61	22.73
3 Executive Boulevard	1987	58,000	100.0	1,697	0.35	29.26	27.50

Total New York Office		1,716,876	87.8	44,280	8.98	29.38	25.44

DISTRICT OF COLUMBIA

WASHINGTON
1201 Connecticut Avenue, NW	1940	169,549	89.1	6,671	1.35	44.16	39.25
1400 L Street, NW	1987	159,000	100.0	5,895	1.21	37.08	31.48

Total District of Columbia Office		328,549	94.4	12,566	2.56	40.53	35.26

MARYLAND

PRINCE GEORGE'S COUNTY
Greenbelt
9200 Edmonston Road	1973	38,690	100.0	1,057	0.21	27.32	26.05
6301 Ivy Lane	1979	112,003	68.5	1,513	0.31	19.72	16.83
6303 Ivy Lane	1980	112,047	17.7	497	0.10	25.06	21.73
6305 Ivy Lane	1982	112,022	87.2	1,965	0.40	20.12	17.33
6404 Ivy Lane	1987	165,234	72.2	2,522	0.51	21.14	16.44
6406 Ivy Lane	1991	163,857	77.0	1,559	0.32	12.36	9.57
6411 Ivy Lane	1984	138,405	71.7	2,243	0.46	22.60	19.09
Lanham
4200 Parliament Place	1989	122,000	97.4	2,904	0.59	24.44	22.48

Total Maryland Office		964,258	72.2	14,260	2.90	20.47	17.46

TOTAL OFFICE PROPERTIES		20,049,877	82.4	411,582	83.56	24.92	21.55

Office/Flex Properties

			Percentage	2014		2014	2014
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/14	($000’s)	of Total 2014	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

NEW JERSEY

BURLINGTON COUNTY
Burlington
3 Terri Lane	1991	64,500	100.0	460	0.09	7.13	6.28
5 Terri Lane	1992	74,555	100.0	623	0.13	8.36	6.65
Moorestown
2 Commerce Drive	1986	49,000	74.1	222	0.05	6.11	5.15
101 Commerce Drive	1988	64,700	100.0	275	0.06	4.25	3.85
102 Commerce Drive	1987	38,400	100.0	259	0.05	6.74	5.86
201 Commerce Drive	1986	38,400	60.4	58	0.01	2.50	2.29
202 Commerce Drive	1988	51,200	25.0	59	0.01	4.61	4.38
1 Executive Drive	1989	20,570	100.0	206	0.04	10.01	7.19
2 Executive Drive	1988	60,800	73.2	310	0.06	6.97	5.89
101 Executive Drive	1990	29,355	99.7	296	0.06	10.11	8.34
102 Executive Drive	1990	64,000	100.0	474	0.10	7.41	7.30
225 Executive Drive	1990	50,600	45.8	163	0.03	7.03	4.62
97 Foster Road	1982	43,200	100.0	170	0.03	3.94	3.06
1507 Lancer Drive	1995	32,700	100.0	146	0.03	4.46	3.43
1245 North Church Street	1998	52,810	77.8	169	0.03	4.11	3.19
1247 North Church Street	1998	52,790	77.6	227	0.05	5.54	4.69
1256 North Church Street	1984	63,495	100.0	477	0.10	7.51	6.58
840 North Lenola Road	1995	38,300	47.0	143	0.03	7.94	7.11
844 North Lenola Road	1995	28,670	100.0	204	0.04	7.12	5.72
915 North Lenola Road	1998	52,488	100.0	292	0.06	5.56	4.57
2 Twosome Drive	2000	48,600	100.0	404	0.08	8.31	7.43
30 Twosome Drive	1997	39,675	74.8	211	0.04	7.11	5.63
31 Twosome Drive	1998	84,200	100.0	429	0.09	5.10	4.56
40 Twosome Drive	1996	40,265	100.0	312	0.06	7.75	6.66
41 Twosome Drive	1998	43,050	100.0	283	0.06	6.57	5.32
50 Twosome Drive	1997	34,075	56.0	122	0.02	6.39	5.87

GLOUCESTER COUNTY
West Deptford
1451 Metropolitan Drive	1996	21,600	100.0	134	0.03	6.20	5.60

MERCER COUNTY
Hamilton Township
100 Horizon Center Boulevard	1989	13,275	100.0	158	0.03	11.90	7.31
200 Horizon Drive	1991	45,770	100.0	695	0.14	15.18	13.33
300 Horizon Drive	1989	69,780	53.2	530	0.11	14.28	10.86
500 Horizon Drive	1990	41,205	93.8	577	0.12	14.93	12.88

MONMOUTH COUNTY
Wall Township
1325 Campus Parkway	1988	35,000	100.0	612	0.12	17.49	14.20
1340 Campus Parkway	1992	72,502	75.1	771	0.16	14.16	11.28
1345 Campus Parkway	1995	76,300	100.0	966	0.20	12.66	9.90
1433 Highway 34	1985	69,020	98.1	616	0.13	9.10	6.82
1320 Wyckoff Avenue	1986	20,336	100.0	222	0.05	10.92	8.36
1324 Wyckoff Avenue	1987	21,168	100.0	188	0.04	8.88	6.76

PASSAIC COUNTY
Totowa
1 Center Court	1999	38,961	100.0	592	0.12	15.19	12.88
2 Center Court	1998	30,600	100.0	224	0.05	7.32	6.73
11 Commerce Way	1989	47,025	100.0	548	0.11	11.65	8.51
20 Commerce Way	1992	42,540	95.5	335	0.07	8.25	7.95

Office/Flex Properties
(Continued)

			Percentage	2014		2014	2014
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/14	($000’s)	of Total 2014	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

29 Commerce Way	1990	48,930	100.0	384	0.08	7.85	6.99
40 Commerce Way	1987	50,576	86.3	569	0.12	13.04	9.10
45 Commerce Way	1992	51,207	100.0	529	0.11	10.33	8.48
60 Commerce Way	1988	50,333	87.3	393	0.08	8.94	6.83
80 Commerce Way	1996	22,500	100.0	246	0.05	10.93	8.93
100 Commerce Way	1996	24,600	88.6	268	0.05	12.30	10.09
120 Commerce Way	1994	9,024	100.0	106	0.02	11.75	10.31
140 Commerce Way	1994	26,881	99.5	317	0.06	11.85	10.51

Total New Jersey Office/Flex		2,189,531	88.5	16,974	3.46	8.76	7.23

NEW YORK

WESTCHESTER COUNTY
Elmsford
11 Clearbrook Road	1974	31,800	100.0	416	0.09	13.08	11.64
75 Clearbrook Road	1990	32,720	100.0	516	0.10	15.77	14.88
125 Clearbrook Road	2002	33,000	100.0	450	0.09	13.64	10.27
150 Clearbrook Road	1975	74,900	99.3	770	0.16	10.35	9.01
175 Clearbrook Road	1973	98,900	96.7	1,186	0.24	12.40	11.41
200 Clearbrook Road	1974	94,000	99.8	1,234	0.25	13.15	11.41
250 Clearbrook Road	1973	155,000	95.1	900	0.18	6.11	4.62
50 Executive Boulevard	1969	45,200	60.8	257	0.05	9.35	7.86
77 Executive Boulevard	1977	13,000	100.0	244	0.05	18.77	16.62
85 Executive Boulevard	1968	31,000	40.6	26	0.01	2.07	1.11
300 Executive Boulevard	1970	60,000	100.0	609	0.12	10.15	9.10
350 Executive Boulevard	1970	15,400	99.4	230	0.05	15.03	12.80
399 Executive Boulevard	1962	80,000	100.0	1,047	0.21	13.09	12.51
400 Executive Boulevard	1970	42,200	71.1	559	0.11	18.63	15.00
500 Executive Boulevard	1970	41,600	100.0	762	0.15	18.32	16.51
525 Executive Boulevard	1972	61,700	100.0	1,000	0.20	16.21	14.86
1 Westchester Plaza	1967	25,000	100.0	352	0.07	14.08	11.16
2 Westchester Plaza	1968	25,000	100.0	380	0.08	15.20	12.12
3 Westchester Plaza	1969	93,500	97.9	992	0.20	10.84	9.00
4 Westchester Plaza	1969	44,700	100.0	682	0.14	15.26	12.33
5 Westchester Plaza	1969	20,000	100.0	279	0.06	13.95	10.50
6 Westchester Plaza	1968	20,000	100.0	302	0.06	15.10	13.25
7 Westchester Plaza	1972	46,200	100.0	661	0.13	14.31	13.68
8 Westchester Plaza	1971	67,200	100.0	1,284	0.26	19.11	16.26
Hawthorne
200 Saw Mill River Road	1965	51,100	100.0	725	0.15	14.19	12.94
4 Skyline Drive	1987	80,600	93.0	1,282	0.26	17.10	14.71
5 Skyline Drive	1980	124,022	99.8	1,571	0.32	12.69	10.86
6 Skyline Drive	1980	44,155	72.8	565	0.11	17.58	12.23
8 Skyline Drive	1985	50,000	85.4	821	0.17	19.23	16.46
10 Skyline Drive	1985	20,000	100.0	392	0.08	19.60	16.35
11 Skyline Drive (f)	1989	45,000	100.0	999	0.20	22.20	21.62
12 Skyline Drive (f)	1999	46,850	71.7	555	0.11	16.52	14.88
15 Skyline Drive (f)	1989	55,000	55.5	196	0.04	6.42	4.36
Yonkers
100 Corporate Boulevard	1987	78,000	98.3	1,570	0.32	20.48	19.39
200 Corporate Boulevard South	1990	84,000	58.2	1,413	0.29	28.90	25.38
4 Executive Plaza	1986	80,000	100.0	1,507	0.31	18.84	15.99
6 Executive Plaza	1987	80,000	100.0	1,636	0.33	20.45	19.03
1 Odell Plaza	1980	106,000	93.7	1,556	0.32	15.67	14.25
3 Odell Plaza	1984	71,065	100.0	1,596	0.32	22.46	20.83

Office/Flex Properties (continued)
and Industrial/Warehouse, Retail Properties, and Land Leases

			Percentage	2014		2014	2014
		Net	Leased	Base		Average	Average
		Rentable	as of	Rent	Percentage	Base Rent	Effective Rent
	Year	Area	12/31/14	($000’s)	of Total 2014	Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)	($) (c) (d)	($) (c) (e)

5 Odell Plaza	1983	38,400	99.6	650	0.13	17.00	15.50
7 Odell Plaza	1984	42,600	100.0	895	0.18	21.01	19.30

Total New York Office/Flex		2,348,812	92.8	33,067	6.70	15.16	13.34

CONNECTICUT

FAIRFIELD COUNTY
Stamford
419 West Avenue	1986	88,000	100.0	1,576	0.32	17.91	15.27
500 West Avenue	1988	25,000	100.0	371	0.08	14.84	12.84
550 West Avenue	1990	54,000	81.3	782	0.16	17.81	16.92
600 West Avenue	1999	66,000	100.0	670	0.14	10.15	9.30
650 West Avenue	1998	40,000	100.0	561	0.11	14.03	11.18

Total Connecticut Office/Flex		273,000	96.3	3,960	0.81	15.06	13.20

TOTAL OFFICE/FLEX PROPERTIES		4,811,343	91.1	54,001	10.97	12.33	10.63

NEW YORK

WESTCHESTER COUNTY
Elmsford
1 Warehouse Lane (f)	1957	6,600	100.0	107	0.02	16.21	15.00
2 Warehouse Lane (f)	1957	10,900	100.0	158	0.03	14.50	12.48
3 Warehouse Lane (f)	1957	77,200	100.0	399	0.08	5.17	4.96
4 Warehouse Lane (f)	1957	195,500	97.0	2,025	0.41	10.68	7.60
5 Warehouse Lane (f)	1957	75,100	97.1	958	0.19	13.14	11.93
6 Warehouse Lane (f)	1982	22,100	100.0	555	0.11	25.11	23.98

Total Industrial/Warehouse Properties		387,400	97.9	4,202	0.84	11.08	9.12

NEW JERSEY

HUDSON COUNTY
Weehawken
500 Avenue at Port Imperial	2013	16,736	52.2	0	0.00	0.00	0.00

Total New Jersey Retail Properties		16,736	52.2	0	0.00	0.00	0.00

NEW YORK

WESTCHESTER COUNTY
Tarrytown
230 White Plains Road	1984	9,300	0.0	119	0.02	0.00	0.00
Yonkers
2 Executive Boulevard	1986	8,000	100.0	305	0.06	38.13	38.13

Total New York Retail Properties		17,300	46.2	424	0.08	53.00	52.88

Total Retail Properties		34,036	49.2	424	0.08	25.33	25.27

NEW YORK

WESTCHESTER COUNTY
Elmsford
700 Executive Boulevard	-	-	-	160	0.03	-	-

Land Leases
(continued)

			Percentage	2014			2014	2014
		Net	Leased	Base			Average	Average
		Rentable	as of	Rent	Percentage		Base Rent	Effective Rent
	Year	Area	12/31/14	($000’s)	of Total 2014		Per Sq. Ft.	Per Sq. Ft.
Property Location	Built	(Sq. Ft.)	(%) (a)	(b) (c)	Base Rent (%)		($) (c) (d)	($) (c) (e)

Yonkers
1 Enterprise Boulevard	-	-	-	185	0.04		-	-

Total New York Land Leases		-	-	345	0.07		-	-

MARYLAND

PRINCE GEORGE'S COUNTY
Greenbelt
Capital Office Park Parcel A	-	-	-	153	0.03		-	-

Total Maryland Land Leases		-	-	153	0.03		-	-

Total Land Leases		-	-	498	0.10		-	-

TOTAL COMMERCIAL PROPERTIES		25,282,656	84.2	470,707	95.55		22.10	19.11

Multi-Family Properties

		Net		Percentage	2014		Percentage	2014
		Rentable		Leased	Base		of Total	Average
		Commercial		as of	Rent		2014	Base Rent
	Year	Area	Number	12/31/14	($000’s)		Base Rent	Per Home
	Built	(Sq. Ft.)	of Units	(%) (a)	(b) (c)		(%)	($) (c) (i)

NEW JERSEY

MIDDLESEX COUNTY
New Brunswick
Richmond Court	1997	-	82	100.0	1,466		0.30	1,490
Riverwatch Commons	1995	-	118	98.3	2,093		0.42	1,504

UNION COUNTY
Rahway
Park Square	2011	5,934	159	96.9	3,659		0.74	1,980

Total New Jersey Multi-Family		5,934	359	98.1	7,218		1.46	1,709

MASSACHUSETTS

ESSEX COUNTY
Andover
Andover Place (g) (h)	1988	-	220	94.5	2,350		0.48	1,292

SUFFOLK COUNTY
Revere
Alterra at Overlook Ridge IA	2004	-	310	96.5	5,265		1.07	1,467
Alterra at Overlook Ridge IB	2008	-	412	95.1	7,117		1.44	1,513

Total Massachusetts Multi-Family		-	942	95.4	14,732		2.99	1,447

Total Multi-Family Properties		5,934	1,301	96.2	21,950		4.45	1,520

TOTAL PROPERTIES		25,288,590	1,301		492,657	(j)	100.00

Footnotes to Property List (dollars in thousands except per square foot amounts):

(a)
Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases expiring December 31, 2014 aggregating 205,220 square feet (representing 0.8 percent of the Company’s total net rentable square footage) for which no new leases were signed.

(b)
Total base rent for the 12 months ended December 31, 2014, determined in accordance with generally accepted accounting principles (“GAAP”). Substantially all of the commercial leases provide for annual base rents plus recoveries and escalation charges based upon the tenant’s proportionate share of and/or increases in real estate taxes and certain operating costs, as defined, and the pass through of charges for electrical usage. For the 12 months ended December 31, 2014, total escalations and recoveries from tenants were: $61,255, or $3.71 per leased square foot, for office properties; $9,797, or $2.24 per leased square foot, for office/flex properties; and $1,810, or $4.54 per leased square foot, for other properties.

(c)	Excludes space leased by the Company.
(d)	Base rent for the 12 months ended December 31, 2014 divided by net rentable commercial square feet leased at December 31, 2014.
(e)
Total base rent for 2014 minus 2014 amortization of tenant improvements, leasing commissions and other concessions and costs, determined in accordance with GAAP, divided by net rentable square feet leased at December 31, 2014.

(f)	This property is located on land leased by the Company.
(g)
As this property was acquired, commenced initial operations or initially consolidated by the Company during the 12 months ended December 31, 2014, the amounts represented in 2014 base rent reflect only that portion of those 12 months during which the Company owned or consolidated the property. Accordingly, these amounts may not be indicative of the property’s full year results.  For comparison purposes, the amounts represented in 2014 average base rent per sq. ft. and per unit for this property have been calculated by taking the 12 months ended December 31, 2014 base rent for such property and annualizing these partial-year results, dividing such annualized amounts by the net rentable square feet leased or occupied units at December 31, 2014. These annualized per square foot and per unit amounts may not be indicative of the property’s results had the Company owned or consolidated the property for the entirety of the 12 months ended December 31, 2014.

(h)	Acquired on April 10, 2014. Amounts reflect period of ownership.
(i)	Annualized base rent for the 12 months ended December 31, 2014 divided by units occupied at December 31, 2014, divided by 12.
(j)	Excludes $24.1 million from properties which were sold during the year ended December 31, 2014.

PERCENTAGE LEASED

The following table sets forth the year-end percentages of commercial square feet leased in the Company’s stabilized operating Consolidated Properties for the last five years:

Percentage of
December 31,	Square Feet Leased (%) (a)
2014	84.2

2013	86.1

2012	87.2

2011	88.3

2010	89.1

(a)	Percentage of square-feet leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.

SIGNIFICANT TENANTS

The following table sets forth a schedule of the Company’s 50 largest commercial tenants for the Consolidated Properties as of December 31, 2014 based upon annualized base rental revenue:

			Percentage of
		Annualized	Company	Square	Percentage	Year of
	Number of	Base Rental	Annualized Base	Feet	Total Company	Lease
	Properties	Revenue ($) (a)	Rental Revenue (%)	Leased	Leased Sq. Ft. (%)	Expiration

DB Services New Jersey, Inc.	2	12,335,217	2.5	409,166	2.0	2017
National Union Fire Insurance
Company of Pittsburgh, PA	2	10,956,822	2.2	388,651	1.9	(b)
Bank Of Tokyo-Mitsubishi FUJI, Ltd.	1	10,540,716	2.1	282,606	1.4	(c)
Forest Research Institute, Inc.	1	9,070,892	1.8	215,659	1.0	2017
United States of America-GSA	11	8,803,753	1.8	285,343	1.4	(d)
Prentice-Hall, Inc.	1	8,643,699	1.7	474,801	2.3	2015
Montefiore Medical Center	7	7,369,543	1.5	312,824	1.5	(e)
ICAP Securities USA, LLC	1	6,904,128	1.4	159,834	0.8	2017
TD Ameritrade Online Holdings	1	6,294,189	1.3	188,776	0.9	2020
Daiichi Sankyo, Inc.	1	6,256,513	1.3	171,900	0.8	2022
Merrill Lynch Pierce Fenner	1	5,883,780	1.2	294,189	1.4	2017
Wyndham Worldwide Operations	1	4,983,862	1.0	203,506	1.0	2029
New Cingular Wireless PCS, LLC	2	4,841,564	1.0	212,816	1.0	2018
KPMG, LLP	2	4,676,177	0.9	170,023	0.8	(f)
Vonage America, Inc.	1	4,427,500	0.9	350,000	1.7	2017
CohnReznick, LLP	2	4,333,954	0.9	155,056	0.7	(g)
HQ Global Workplaces, LLC	14	4,177,984	0.8	228,214	1.1	(h)
Arch Insurance Company	1	4,005,563	0.8	106,815	0.5	2024
AECOM Technology Corporation	1	3,707,752	0.7	91,414	0.4	2029
Allstate Insurance Company	6	3,364,195	0.7	141,164	0.7	(i)
SunAmerica Asset Management, LLC	1	3,167,756	0.6	69,621	0.3	2018
Tullett Prebon Holdings Corp.	1	3,127,970	0.6	100,759	0.5	2023
United Water Management & Services, Inc.	2	3,116,100	0.6	141,260	0.7	(j)
Morgan Stanley Smith Barney	3	3,099,988	0.6	103,173	0.5	(k)
Alpharma, LLC	1	3,098,092	0.6	112,235	0.5	2018
Xand Operations, LLC	2	3,014,150	0.6	131,078	0.6	2024
Plymouth Rock Management Company
of New Jersey	2	2,961,873	0.6	116,889	0.6	(l)
E*Trade Financial Corporation	1	2,930,757	0.6	106,573	0.5	2022
Natixis North America, Inc.	1	2,823,569	0.6	89,907	0.4	2021
Continental Casualty Company	2	2,784,736	0.6	100,712	0.5	(m)
AAA Mid-Atlantic, Inc.	2	2,772,589	0.6	129,784	0.6	(n)
Tradeweb Markets, LLC	1	2,721,070	0.5	65,242	0.3	2027
Connell Foley, LLP	2	2,657,218	0.5	97,822	0.5	(o)
Virgin Mobile USA, LP	1	2,614,528	0.5	93,376	0.4	2016
New Jersey Turnpike Authority	1	2,605,798	0.5	100,223	0.5	2017
Lowenstein Sandler LLP	1	2,540,933	0.5	98,677	0.5	2017
Savvis Communications Corporation	1	2,430,116	0.5	71,474	0.3	2025
UBS Financial Services, Inc.	3	2,391,327	0.5	82,413	0.4	(p)
Tower Insurance Company of New York	1	2,306,760	0.5	76,892	0.4	2023
Bozzuto & Associates, Inc.	1	2,301,992	0.5	104,636	0.5	2025
Movado Group, Inc.	1	2,261,498	0.5	98,326	0.5	2018
Norris, McLaughlin & Marcus, PA	1	2,259,736	0.5	86,913	0.4	2017
Pitney Bowes Software, Inc.	1	2,253,645	0.5	73,379	0.4	2015
Bunge Management Services, Inc.	1	2,221,151	0.4	66,303	0.3	2020
Barr Laboratories, Inc.	1	2,209,107	0.4	89,510	0.4	2015
Sumitomo Mitsui Banking Corp.	2	2,170,167	0.4	71,153	0.3	2021
Herzfeld & Rubin, P.C.	1	2,140,236	0.4	56,322	0.3	2030
New Jersey City University	1	2,084,614	0.4	68,348	0.3	2035
Sun Chemical Management, LLC	1	2,034,798	0.4	66,065	0.3	2019
Syncsort, Inc.	1	1,991,439	0.4	73,757	0.4	2018

Totals		208,671,516	41.9	7,585,579	36.4
 See footnotes on subsequent page.

Significant Tenants Footnotes

(a)
Annualized base rental revenue is based on actual December 2014 billings times 12. For leases whose rent commences after January 1, 2015, annualized base rental revenue is based on the first full month’s billing times 12. As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)	271,533 square feet expire in 2018; 117,118 square feet expire in 2019.
(c)	20,649 square feet expire in 2018; 24,607 square feet expire in 2019; 237,350 square feet expire in 2029.
(d)
194,872 square feet expire in 2015; 15,851 square feet expire in 2016; 7,046 square feet expire in 2018; 26,276 square feet expire in 2020; 21,596 square feet expire in 2022; 19,702 square feet expire in 2023.

(e)
21,110 square feet expire in 2015; 20,712 square feet expire in 2016; 59,302 square feet expire in 2017; 36,385 square feet expire in 2018; 133,763 square feet expire in 2019; 8,600 square feet expire in 2020; 14,842 square feet expire in 2021; 9,610 square feet expire in 2022; 8,500 square feet expire in 2023.

(f)	88,652 square feet expire in 2017; 81,371 square feet expire in 2019.
(g)	1,021 square feet expire in 2018; 154,035 square feet expire in 2020.
(h)
22,279 square feet expire in 2015; 12,407 square feet expire in 2017; 41,549 square feet expire in 2019; 21,008 square feet expire in 2020; 14,724 square feet expire in 2021; 36,158 square feet expire in 2023; 80,089 square feet expire in 2024.

(i)	5,348 square feet expire in 2015; 4,014 square feet expire in 2016; 75,740 square feet expire in 2017; 51,606 square feet expire in 2018; 4,456 square feet expire in 2019.
(j)	24,900 square feet expire in 2015; 116,360 square feet expire in 2035.
(k)	26,262 square feet expire in 2018; 34,516 square feet expire in 2025; 42,395 square feet expire in 2026.
(l)	10,271 square feet expire in 2015; 106,618 square feet expire in 2020.
(m)	6,488 square feet expire in 2015; 19,416 square feet expire in 2016; 74,808 square feet expire in 2031.
(n)	9,784 square feet expire in 2017; 120,000 square feet expire in 2022.
(o)	84,835 square feet expire in 2015; 12,987 square feet expire in 2026.
(p)	42,360 square feet expire in 2016; 13,340 square feet expire in 2022; 26,713 square feet expire in 2024.

SCHEDULE OF LEASE EXPIRATIONS: ALL CONSOLIDATED PROPERTIES

The following table sets forth a schedule of lease expirations for the total of the Company’s office, office/flex, industrial/warehouse and stand-alone retail properties included in the Consolidated Properties beginning January 1, 2015, assuming that none of the tenants exercise renewal or termination options:

						Average
						Annual Base
				Percentage Of		Rent Per Net
		Net Rentable		Total Leased	Annualized	Rentable	Percentage Of
		Area Subject		Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring		Represented	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases		By Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)		Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2015	268	2,249,007		10.9	49,665,016	22.08	10.1

2016	308	2,415,019		11.6	54,613,393	22.61	11.1

2017	293	3,541,656		17.0	84,454,331	23.85	17.0

2018	257	2,440,884		11.7	55,229,167	22.63	11.1

2019	217	2,181,594		10.5	47,051,967	21.57	9.5

2020	178	1,636,918		7.9	36,339,022	22.20	7.3

2021	89	1,189,736		5.7	31,737,140	26.68	6.4

2022	80	1,107,309		5.3	27,298,832	24.65	5.5

2023	46	1,050,586		5.0	26,970,030	25.67	5.4

2024	55	1,069,540		5.1	26,755,463	25.02	5.4

2025	33	585,206		2.8	12,976,959	22.18	2.6

2026 and thereafter	31	1,358,723		6.5	42,680,036	31.41	8.6
Totals/Weighted
Average	1,855	20,826,178	(c) (d)	100.0	495,771,356	23.81	100.0

(a)
Includes office, office/flex, industrial/warehouse and stand-alone retail property tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(b)
Annualized base rental revenue is based on actual December 2014 billings times 12.  For leases whose rent commences after January 1, 2015 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2014 aggregating 184,140 square feet and representing annualized rent of $4,455,355 for which no new leases were signed.
(d)	Reconciliation to Company’s total net rentable commercial square footage is as follows:

Square Feet
Square footage leased to commercial tenants	20,826,178
Square footage used for corporate offices, management offices, building use, retail tenants, food services, other ancillary service tenants and occupancy adjustments	472,559
Square footage unleased	3,989,853
Total net rentable commercial square footage (does not include land leases)	25,288,590

SCHEDULE OF LEASE EXPIRATIONS: OFFICE PROPERTIES

The following table sets forth a schedule of lease expirations for the office properties beginning January 1, 2015, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2015	212	1,819,461	11.2	44,880,149	24.67	10.4

2016	225	1,630,800	10.2	43,292,379	26.55	10.0

2017	217	2,932,320	18.3	76,144,181	25.97	17.6

2018	168	1,589,362	9.9	44,842,544	28.21	10.4

2019	161	1,453,549	9.1	36,781,619	25.30	8.5

2020	133	1,245,356	7.8	31,136,002	25.00	7.2

2021	75	1,031,652	6.4	29,557,295	28.65	6.8

2022	68	968,505	6.0	25,357,427	26.18	5.9

2023	36	835,658	5.2	24,075,147	28.81	5.6

2024	39	848,266	5.3	23,320,054	27.49	5.4

2025	17	373,419	2.3	10,241,533	27.43	2.4

2026 and thereafter	30	1,338,438	8.3	42,265,816	31.58	9.8
Totals/Weighted
Average	1,381	16,066,786	(c) 100.0	431,894,146	26.88	100.0

(a)	Includes office tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2014 billings times 12.  For leases whose rent commences after January 1, 2015 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)	Includes leases expiring December 31, 2014 aggregating 180,810 square feet and representing annualized rent of $4,420,390 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: OFFICE/FLEX PROPERTIES

The following table sets forth a schedule of lease expirations for the office/flex properties beginning January 1, 2015, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2015	53	418,832	9.6	4,574,567	10.92	7.7

2016	79	763,971	17.5	11,045,354	14.46	18.7

2017	76	609,336	14.0	8,310,150	13.64	14.1

2018	86	758,039	17.4	9,790,650	12.92	16.6

2019	53	683,600	15.7	9,460,932	13.84	16.0

2020	42	310,440	7.1	4,101,977	13.21	7.0

2021	14	158,084	3.6	2,179,845	13.79	3.7

2022	12	138,804	3.2	1,941,405	13.99	3.3

2023	7	127,407	2.9	1,921,530	15.08	3.3

2024	15	175,274	4.0	3,018,649	17.22	5.1

2025	14	195,051	4.5	2,265,106	11.61	3.8

2026 and thereafter	1	20,285	0.5	414,220	20.42	0.7
Totals/Weighted
Average	452	4,359,123	(c) 100.0	59,024,385	13.54	100.0

(a)	Includes office/flex tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2014 billings times 12.  For leases whose rent commences after January 1, 2015, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above. Includes office/flex tenants only.  Excludes leases for amenity, retail, parking and month-to-month tenants.  Some tenants have multiple leases.

(c)	Includes leases expiring December 31, 2014 aggregating 3,330 square feet and representing annualized rent of $34,965 for which no new leases were signed.

SCHEDULE OF LEASE EXPIRATIONS: INDUSTRIAL/WAREHOUSE PROPERTIES

The following table sets forth a schedule of lease expirations for the industrial/warehouse properties beginning January 1, 2015, assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2015	1	7,700	2.0	138,600	18.00	3.2

2016	3	19,188	5.1	251,804	13.12	5.9

2018	3	93,483	24.6	595,973	6.38	13.9

2019	3	44,445	11.7	809,416	18.21	18.9

2020	3	81,122	21.4	1,101,043	13.57	25.7

2023	3	87,521	23.1	973,353	11.12	22.7

2024	1	46,000	12.1	416,760	9.06	9.7
Totals/Weighted
Average	17	379,459	100.0	4,286,949	11.30	100.0

(a)	Includes industrial/warehouse tenants only. Excludes leases for amenity, retail, parking and month-to-month industrial/warehouse tenants. Some tenants have multiple leases.
(b)
Annualized base rental revenue is based on actual December 2014 billings times 12.  For leases whose rent commences after January 1, 2015, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, the historical results may differ from those set forth above.

SCHEDULE OF LEASE EXPIRATIONS: STAND-ALONE RETAIL PROPERTIES

The following table sets forth a schedule of lease expirations for the stand-alone retail properties beginning January 1, 2015 assuming that none of the tenants exercise renewal or termination options:

					Average
					Annual Base
			Percentage Of		Rent Per Net
		Net Rentable	Total Leased	Annualized	Rentable	Percentage Of
		Area Subject	Square Feet	Base Rental	Square Foot	Annual Base
	Number Of	To Expiring	Represented By	Revenue Under	Represented	Rent Under
Year Of	Leases	Leases	Expiring	Expiring	By Expiring	Expiring
Expiration	Expiring (a)	(Sq. Ft.)	Leases (%)	Leases ($) (b)	Leases ($)	Leases (%)

2015	2	3,014	14.5	71,700	23.79	12.7

2016	1	1,060	5.1	23,856	22.51	4.2

2025	2	16,736	80.4	470,320	28.10	83.1
Totals/Weighted
Average	5	20,810	100.0	565,876	27.19	100.0

(a)	Includes stand-alone retail property tenants only.
(b)
Annualized base rental revenue is based on actual December 2014 billings times 12.  For leases whose rent commences after January 1, 2015 annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

INDUSTRY DIVERSIFICATION

The following table lists the Company’s 30 largest commercial tenants industry classifications based on annualized contractual base rent of the Consolidated Properties:

	Annualized	Percentage of		Percentage of
	Base Rental	Company	Square	Total Company
	Revenue	Annualized Base	Feet Leased	Leased
Industry Classification (a)	($) (b) (c) (d)	Rental Revenue (%)	(c) (d)	Sq. Ft. (%)
Securities, Commodity Contracts & Other Financial	67,022,645	13.6	2,214,666	10.7
Insurance Carriers & Related Activities	49,707,674	10.1	1,830,595	8.9
Manufacturing	37,019,351	7.5	1,732,265	8.3
Legal Services	34,368,512	6.9	1,283,503	6.2
Credit Intermediation & Related Activities	31,667,951	6.4	1,041,002	5.0
Telecommunications	21,423,813	4.3	1,128,014	5.4
Computer System Design Svcs.	21,394,596	4.3	940,671	4.5
Health Care & Social Assistance	19,568,374	3.9	1,047,300	5.0
Accounting/Tax Prep.	19,139,241	3.9	715,463	3.4
Wholesale Trade	17,961,068	3.6	1,210,602	5.8
Scientific Research/Development	14,949,699	3.0	489,757	2.4
Public Administration	14,362,713	2.9	530,258	2.5
Architectural/Engineering	13,495,108	2.7	521,491	2.5
Admin & Support, Waste Mgt. & Remediation Svcs.	12,618,315	2.5	616,428	3.0
Arts, Entertainment & Recreation	11,871,083	2.4	709,503	3.4
Other Professional	11,545,871	2.3	505,500	2.4
Other Services (except Public Administration)	11,148,055	2.2	446,654	2.1
Management/Scientific	11,003,200	2.2	427,923	2.1
Real Estate & Rental & Leasing	8,408,224	1.7	452,853	2.2
Advertising/Related Services	7,752,453	1.6	288,134	1.4
Retail Trade	7,684,538	1.6	478,344	2.3
Utilities	6,845,346	1.4	292,220	1.4
Accommodation & Food Services	6,329,326	1.3	270,962	1.3
Transportation	5,607,017	1.1	282,731	1.4
Broadcasting	4,799,462	1.0	173,323	0.8
Construction	4,575,212	0.9	262,651	1.3
Educational Services	4,547,641	0.9	192,979	0.9
Data Processing Services	4,094,078	0.8	144,448	0.7
Publishing Industries	3,908,541	0.8	193,519	0.9
Information Services	3,708,762	0.7	132,619	0.6
Other	7,243,487	1.5	269,800	1.2

TOTAL	495,771,356	100.0	20,826,178	100.0

(a)	The Company’s tenants are classified according to the U.S. Government’s North American Industrial Classification System (NAICS).
(b)
Annualized base rental revenue is based on actual December 2014 billings times 12.  For leases whose rent commences after January 1, 2015,annualized base rental revenue is based on the first full month's billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(c)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2014 aggregating 184,140 square feet and representing annualized rent of $4,455,355 for which no new leases were signed.

(d)	Includes office, office/flex, industrial/warehouse and stand-alone retail tenants only. Excludes leases for amenity, retail, parking and month-to-month tenants. Some tenants have multiple leases.

MARKET DIVERSIFICATION

The following table lists the Company’s markets (MSAs), based on annualized commercial contractual base rent of the Consolidated Properties:

		Percentage Of
		Company
	Annualized Base	Annualized	Total Property
	Rental Revenue	Base Rental	Size Rentable	Percentage Of
Market (MSA)	($) (a) (b) (c)	Revenue (%)	Area (b) (c)	Rentable Area (%)
Jersey City, NJ	112,273,764	22.6	4,334,714	17.0
Newark, NJ
(Essex-Morris-Union Counties)	109,519,236	22.1	5,905,646	23.4
Bergen-Passaic, NJ	72,193,675	14.6	3,911,522	15.5
Westchester-Rockland, NY	67,999,671	13.7	3,945,912	15.6
Washington, DC-MD-VA-WV	28,503,264	5.7	1,292,807	5.1
Monmouth-Ocean, NJ	28,093,138	5.7	1,620,863	6.4
Middlesex-Somerset-Hunterdon, NJ	27,672,167	5.6	1,241,055	4.9
Trenton, NJ	19,747,125	4.0	956,597	3.8
New York (Manhattan)	17,874,043	3.6	524,476	2.1
Philadelphia, PA-NJ	7,739,929	1.6	1,281,998	5.1
Stamford-Norwalk, CT	4,155,344	0.8	273,000	1.1

Totals	495,771,356	100.0	25,288,590	100.0

(a)
Annualized base rental revenue is based on actual December 2014 billings times 12.  For leases whose rent commences after January 1, 2015, annualized base rental revenue is based on the first full month’s billing times 12.  As annualized base rental revenue is not derived from historical GAAP results, historical results may differ from those set forth above.

(b)
Includes leases in effect as of the period end date, some of which have commencement dates in the future, and leases expiring December 31, 2014 aggregating 184,140 square feet and representing annualized rent of $4,455,355 for which no new leases were signed.

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

The following table sets forth the quarterly high, low, and closing price per share of Common Stock reported on the NYSE for the years ended December 31, 2014 and 2013, respectively:

For the Year Ended December 31, 2014

	High	Low	Close
First Quarter	$23.23	$19.75	$20.79
Second Quarter	$22.44	$19.98	$21.48
Third Quarter	$22.05	$18.95	$19.11
Fourth Quarter	$20.11	$17.92	$19.06

For the Year Ended December 31, 2013

	High	Low	Close
First Quarter	$29.03	$25.78	$28.61
Second Quarter	$29.39	$22.59	$24.49
Third Quarter	$25.13	$20.60	$21.94
Fourth Quarter	$22.49	$19.05	$21.48

On February 13, 2015, the closing Common Stock price reported on the NYSE was $19.81 per share.

On June 9, 2014, the Company filed with the NYSE its annual CEO Certification and Annual Written Affirmation pursuant to Section 303A.12 of the NYSE Listed Company Manual, each certifying that the Company was in compliance with all of the listing standards of the NYSE.

HOLDERS

On February 13, 2015, the Company had 404 common shareholders of record.  This does not include beneficial owners for whom Cede & Co. or others act as nominee.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES

During the three months ended December 31, 2014, the Company issued 8,168 shares of Common Stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were converted into an equal number of shares of Common Stock.  The Company has registered the resale of such shares under the Securities Act.

DIVIDENDS AND DISTRIBUTIONS

During the year ended December 31, 2014, the Company declared four quarterly cash dividends on its common stock and common units of $0.30 per share and unit for the first quarter and $0.15 per share and unit for each of the second to the fourth quarters.

During the year ended December 31, 2013, the Company declared four quarterly cash dividends on its common stock and common units of $0.45 per share and unit for the first quarter and $0.30 per share and unit for each of the second to the fourth quarters.

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

PERFORMANCE GRAPH

The following graph compares total stockholder returns from the last five fiscal years to the Standard & Poor’s 500 Index (“S&P 500”) and to the National Association of Real Estate Investment Trusts, Inc.’s FTSE NAREIT Equity REIT Index (“NAREIT”).  The graph assumes that the value of the investment in the Company’s Common Stock and in the S&P 500 and NAREIT indices was $100 at December 31, 2009 and that all dividends were reinvested.  The price of the Company’s Common Stock on December 31, 2009 (on which the graph is based) was $34.57.  The past stockholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Five-Year Cumulative Total Return

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2014, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights		(b) Weighted-Average Exercise Price of Outstanding Options and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
Equity Compensation Plans
Approved by
Stockholders……………………	356,946	(2)	33.36	(3)	4,424,013
Equity Compensation Plans
Not Approved by
Stockholders(1)…………………	157,730		N/A		N/A	(4)
Total	514,676		N/A		4,424,013

(1)
The only plan included in the table that was adopted without stockholder approval was the Directors’ Deferred Compensation Plan.  See Note 15: Mack-Cali Realty Corporation Stockholders’ Equity - Deferred Stock Compensation Plan For Directors.

(2)           Includes 346,946 shares of restricted Common Stock.

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

ITEM 6.                 SELECTED FINANCIAL DATA

The following table sets forth selected financial data on a consolidated basis for the Company.  The consolidated selected operating and balance sheet data of the Company as of December 31, 2014, 2013, 2012, 2011 and 2010, and for the years then ended have been derived from the Company’s financial statements for the respective periods.

Operating Data (a)	Year Ended December 31,
In thousands, except per share data	2014	2013	2012	2011	2010
Total revenues	$636,799	$667,031	$650,632	$652,235	$715,492
Property expenses (b)	$276,193	$254,474	$241,955	$248,107	$250,763
Direct construction costs	$-	$14,945	$12,647	$11,458	$60,255
Real estate services expenses	$26,136	$22,716	$3,746	$1,065	$1,719
General and administrative (c)	$73,169	$47,682	$47,664	$35,137	$34,464
Interest expense	$112,878	$123,701	$122,039	$123,858	$148,033
Income (loss) from continuing operations	$31,391	$(89,686)	$37,566	$59,499	$46,431
Net income (loss) available to common shareholders	$28,567	$(14,909)	$40,922	$69,684	$52,900
Income (loss) from continuing operations
per share – basic	$0.32	$(0.88)	$0.38	$0.59	$0.48
Income (loss) from continuing operations
per share – diluted	$0.32	$(0.88)	$0.38	$0.59	$0.48
Net income (loss) per share – basic	$0.32	$(0.17)	$0.47	$0.81	$0.67
Net income (loss) per share – diluted	$0.32	$(0.17)	$0.47	$0.81	$0.67
Dividends declared per common share	$0.75	$1.35	$1.80	$1.80	$1.80
Basic weighted average shares outstanding	88,727	87,762	87,742	86,047	79,224
Diluted weighted average shares outstanding	100,041	99,785	99,996	98,962	92,477

Balance Sheet Data		December 31,
In thousands	2014	2013	2012	2011	2010
Rental property, before accumulated
depreciation and amortization	$4,958,179	$5,129,933	$5,379,436	$5,279,770	$5,216,720
Total assets	$4,192,247	$4,515,328	$4,526,045	$4,295,759	$4,362,466
Total debt (d)	$2,088,654	$2,362,766	$2,204,389	$1,914,215	$2,089,494
Total liabilities	$2,310,236	$2,596,873	$2,457,538	$2,141,759	$2,318,529
Total Mack-Cali Realty Corporation
stockholders’ equity	$1,624,781	$1,642,359	$1,766,974	$1,889,564	$1,758,272
Total noncontrolling interests in subsidiaries	$257,230	$276,096	$301,533	$264,436	$285,665

(a)	Certain reclassifications have been made to prior period amounts in order to conform with current period presentation.
(b)	Property expenses is calculated by taking the sum of real estate taxes, utilities and operating services for each of the periods presented.
(c)
Amount for the year ended December 31, 2014 includes $23.8 million of severance costs related to the pending departure of the Company’s Chief Executive Officer and departure of certain of the Company’s other executive officers in 2014.

(d)	Total debt is calculated by taking the sum of senior unsecured notes, revolving credit facilities, and mortgages, loans payable and other obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Company”) is one of the largest real estate investment trusts (REITs) in the United States.  The Company has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and has been a publicly-traded REIT since 1994.  The Company owns or has interests in 283 properties (collectively, the “Properties”), consisting of 264 commercial properties, primarily class A office and office/flex buildings, totaling approximately 31.0 million square feet, leased to approximately 2,000 commercial tenants and 19 multi-family rental properties containing 5,484 residential units.  The Properties are located primarily in suburban markets of the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.7 million square feet of additional commercial space and up to 8,104 apartment units.

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

The Company’s core office markets continue to be weak.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 25 million, 28 million and 31 million square feet at December 31, 2014, 2013 and 2012, respectively, was 84.2 percent leased at December 31, 2014, as compared to 86.1 percent leased at December 31, 2013 and 87.2 percent leased at December 31, 2012.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of December 31, 2014, 2013 and 2012 aggregate 205,220, 690,895 and 378,901 square feet, respectively, or 0.8, 2.5 and 1.2 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the year ended December 31, 2014 (on 1,649,145 square feet of renewals) decreased an average of 4.7 percent compared to rates that were in effect under the prior leases, as compared to a 7.1 percent decrease during 2013 (on 2,420,483 square feet of renewals) and a 2.4 percent decrease in 2012 (on 2,221,503 square feet of renewals).  Estimated lease costs for the renewed leases in 2014 averaged $2.33 per square foot per year for a weighted average lease term of 4.0 years, estimated lease costs for the renewed leases in 2013 averaged $2.22 per square foot per year for a weighted average lease term of 3.8 years and estimated lease costs for the renewed leases in 2012 averaged $2.06 per square foot per year for a weighted average lease term of 4.0 years.  The Company believes that commercial vacancy rates may continue to increase and commercial rental rates may continue to decline in some of its markets in 2015 and possibly beyond.  For example, a significant tenant aggregating 474,801 square feet and approximately $8.6 million in annualized base rent, whose lease expires in the near-term is not renewing its lease.  As of December 31, 2014, commercial leases which comprise approximately 10.1 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2015.  With the decline of rental rates in the Company’s office markets over the past few years, as leases expire in 2015, assuming no further changes in current market rental rates, the Company expects that the rental rates it is likely to achieve on new leases will generally be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may continue to be negatively impacted by current market conditions affecting its commercial portfolio.

The Company expects that the continued impact of the current state of the economy, including historically weak employment in certain of its markets, will continue to have a negative effect on the fundamentals of its business, including in particular lower occupancy and reduced effective rents, in respect of the Company’s commercial properties.  These conditions would negatively affect the Company’s future earnings and cash flow and could have a material adverse effect on the Company’s financial condition.

As a result of the continued weakness in the Company's core office markets, the Company intends to continue to expand its holdings in the multi-family rental sector, which it believes has traditionally been a more stable product type.  The Company believes that the opportunity to invest in multi-family development properties at higher returns on cost will position the Company to potentially produce higher levels of net operating income than if the Company were to only purchase stabilized multi-family rental properties at market returns.  The Company anticipates that it will be several years before many of its multi-family development projects are income-producing.  The long-term nature of the Company’s multi-family strategy coupled with the continued weakness in the Company’s core office markets and the disposition of income-producing non-core office properties, to fund the Company’s multi-family rental acquisitions and development will likely result in declining net operating income and cash flow relative to historical returns. As the Company continues to execute its multi-family residential strategy, the Company believes that over the long-term its net operating income and cash flow will stabilize at levels less than historical or current returns.

As a result of the factors described above, the Company believes that there is a potential for one or more of the three nationally recognized statistical rating organizations to lower their current investment grade ratings on the Company’s senior unsecured debt to sub-investment grade in 2015.  Amongst other things, any such downgrade will increase the interest rate on outstanding borrowings under the Company’s $600 million unsecured revolving credit facility from LIBOR plus 130 basis points to LIBOR plus 170 basis points and the annual credit facility fee it pays will increase from 30 to 35 basis points.  In addition, a downgrade in its ratings to sub-investment grade would result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

Extended winter freeze conditions in early 2014 resulted in record electricity demand, as well as reduced natural gas production and distribution disruptions in the Company’s northeast markets.  These conditions in turn resulted in significant increases in the utility costs at most of the Company’s properties (including both natural gas and electricity prices – the latter now being heavily dependent on gas fired power plants).  The pricing situation has since stabilized and did not reoccur for the remainder of 2014 but could recur in future winters.  The Company expects to recover a portion of these additional costs pursuant to the terms of most of its leases with tenants.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results of operations for the year ended December 31, 2014 as compared to the year ended December 31, 2013;
•	results of operations for the year ended December 31, 2013 as compared to the year ended December 31, 2012; and
•	liquidity and capital resources.

Recent Transactions

Acquisitions
On April 10, 2014, the Company acquired Andover Place, a 220-unit multi-family rental property located in Andover, Massachusetts, for approximately $37.7 million in cash.  The purchase price for the property was funded primarily through borrowings under the Company’s unsecured revolving credit facility.

On December 2, 2014, the Company acquired developable land in Conshohocken, Pennsylvania, for approximately $15.3 million, which was funded using available cash.

Sales
The Company sold the following office properties during the year ended December 31, 2014 (dollars in thousands):

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
04/23/14	22 Sylvan Way	Parsippany, New Jersey	1	249,409	$94,897	$60,244	$34,653
06/23/14	30 Knightsbridge Road (a)	Piscataway, New Jersey	4	680,350	54,641	52,361	2,280
06/23/14	470 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	52,500	7,195	7,109	86
06/23/14	530 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	57,204	6,299	6,235	64
06/27/14	400 Rella Boulevard	Suffern, New York	1	180,000	27,539	10,938	16,601
06/30/14	412 Mount Kemble Avenue (a)	Morris Township, New Jersey	1	475,100	44,751	43,851	900
07/29/14	17-17 Route 208 North (a) (b)	Fair Lawn, New Jersey	1	143,000	11,835	11,731	104
08/20/14	555, 565, 570 Taxter Road (a)	Elmsford, New York	3	416,108	41,057	41,057	-
08/20/14	200, 220 White Plains Road (a)	Tarrytown, New York	2	178,000	12,619	12,619	-
08/20/14	1266 East Main Street (a) (b)	Stamford, Connecticut	1	179,260	18,406	18,246	160

Totals			16	2,610,931	$319,239	$264,391	$54,848

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

(b)
The Company recorded an impairment charge of $20.8 million on these properties at December 31, 2013 as it estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods.

On January 1, 2014, the Company early adopted the new discontinued operations accounting standard and as the properties sold during the year ended December 31, 2014 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

Unconsolidated Joint Venture Activity
On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $65.1 million have been incurred by URL-Harborside through December 31, 2014).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.  The URL Project has been awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.  The venture has an agreement to sell these credits, subject to certain conditions.  On August 1, 2014, the venture obtained a construction/permanent loan with a maximum borrowing amount of $192 million (with no balance currently outstanding as of December 31, 2014), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company currently expects that it will fund approximately $59.1 million of the remaining development costs of the project, net of the loan financing.

The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  Upon entering into the joint venture, the Company’s initial contribution was $30.6 million, which included a capital credit of $30 per approved developable square foot for its contributed land aggregating approximately $20.6 million with the balance consisting of previously incurred development costs, and ISA’s initial contribution was approximately $5.4 million.  Included in the Company’s investment in the unconsolidated joint venture is its land contribution with a carrying amount of $5.5 million.  The Company has funded an additional $19.2 million in development costs for the venture through December 31, 2014.

On June 6, 2014, the Company and an affiliate of Keystone Property Group (“KPG”) acquired 50 percent tenants-in-common interests each for $62.5 million in Curtis Center, an 885,000 square foot commercial office property  located at 601 Walnut Street in Philadelphia, Pennsylvania (the “Curtis Center Property”), which amounted to a total purchase price of  approximately $125.0 million for the property.  In connection with the transaction, the Company provided short-term loans to KPG affiliates, as follows:  a 90-day, $52.3 million loan which bore interest at an annual rate of 3.5 percent payable at maturity, which was collateralized by the KPG affiliates’ interest in the Curtis Center Property; and a 90-day, $10 million loan which also bore interest at an annual rate of 3.5 percent payable at maturity.  The $10 million loan was repaid in full on September 2, 2014 and the $52.3 million loan was repaid in full on October 1, 2014.  The investments were funded by the Company primarily through borrowing under its revolving credit facility.  The venture plans to reposition the property into a mixed-use property by converting a portion of existing office space into multi-family rental apartments.

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

On August 15, 2014, the Company acquired the equity interests of its joint venture partner in Overlook Ridge, L.L.C, Overlook Ridge JV, L.L.C. and Overlook Ridge JV 2C/3B, L.L.C. for $16.6 million, which was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  As a result, the Company increased its ownership to 100 percent of the developable land and now consolidates these entities, which were previously accounted for through unconsolidated joint ventures (collectively, the “Consolidated Land”); and acquired an additional 25 percent, for a total of 50 percent of its subordinated, unconsolidated interests in two operating multi-family properties owned by those entities.  See Note 4: Investments in Unconsolidated Joint Ventures.  In conjunction with the Company’s acquisition of the Consolidated Land, the Company assumed loans with a total principal balance of $23.0 million, which bear interest in the range of LIBOR plus 2.50 to 3.50 percent.  See Note 10: Mortgages, Loans Payable and Other Obligations.

For the year ended December 31, 2014, included in general and administrative expense was an aggregate of approximately $2.1 million in transactions costs related to the Company’s property and joint venture acquisitions.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the years ended December 31, 2014, 2013 and 2012 was $15.5 million, $12.9 million and $4.3 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Discontinued Operations:
In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity.  This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance will be effective for all companies for annual and interim periods beginning on or after December 15, 2014. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented. See Note 7: Discontinued Operations – to the Financial Statements.

Results From Operations

The following comparisons for the year ended December 31, 2014 (“2014”), as compared to the year ended December 31, 2013 (“2013”), and for 2013 as compared to the year ended December 31, 2012 (“2012”) make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at December 31, 2012, (for the 2014 versus 2013 comparisons), and which represent all in-service properties owned by the Company at December 31, 2011 (for the 2013 versus 2012 comparisons), excluding properties sold through December 31, 2014; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operation from January 1, 2013 through December 31, 2014 (for the 2014 versus 2013 comparisons), and which represents all properties acquired by the Company or commencing initial operations from January 1, 2012 through December 31, 2013 (for the 2013 versus 2012 comparisons), and (iii) the effect of “Properties Sold in 2014,” which represent properties sold by the Company during the year ended December 31, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 30, 2013

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2014	2013	Change	Change
Revenue from rental operations and other:
Base rents	$516,727	$540,165	$(23,438)	(4.3)%
Escalations and recoveries from tenants	78,554	72,758	5,796	8.0
Parking income	9,107	6,840	2,267	33.1
Other income	3,773	4,683	(910)	(19.4)
Total revenues from rental operations	608,161	624,446	(16,285)	(2.6)

Property expenses:
Real estate taxes	90,750	85,574	5,176	6.0
Utilities	72,822	63,622	9,200	14.5
Operating services	112,621	105,278	7,343	7.0
Total property expenses	276,193	254,474	21,719	8.5

Non-property revenues:
Construction services	-	15,650	(15,650)	(100.0)
Real estate services	28,638	26,935	1,703	6.3
Total non-property revenues	28,638	42,585	(13,947)	(32.8)

Non-property expenses:
Direct construction costs	-	14,945	(14,945)	(100.0)
Real estate services expenses	26,136	22,716	3,420	15.1
General and administrative	73,169	47,682	25,487	53.5
Depreciation and amortization	172,490	182,766	(10,276)	(5.6)
Impairments	-	110,853	(110,853)	(100.0)
Total non-property expenses	271,795	378,962	(107,167)	(28.3)
Operating income (loss)	88,811	33,595	55,216	164.4
Other (expense) income:
Interest expense	(112,878)	(123,701)	10,823	8.7
Interest and other investment income	3,615	2,903	712	24.5
Equity in earnings (loss) of unconsolidated joint ventures	(2,423)	(2,327)	(96)	(4.1)
Realized gains (losses) on disposition
of rental property, net	54,848	-	54,848	-
Loss from early extinguishment of debt	(582)	(156)	(426)	(273.1)
Total other (expense) income	(57,420)	(123,281)	65,861	53.4
Income (loss) from continuing operations	31,391	(89,686)	121,077	135.0
Discontinued operations:
Income from discontinued operations	-	11,811	(11,811)	(100.0)
Loss on early extinguishment of debt	-	(703)	703	100.0
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	-	59,520	(59,520)	(100.0)
Total discontinued operations, net	-	70,628	(70,628)	(100.0)
Net income	31,391	(19,058)	50,449	264.7
Noncontrolling interest in consolidated joint ventures	778	2,199	(1,421)	(64.6)
Noncontrolling interest in Operating Partnership	(3,602)	10,459	(14,061)	(134.4)
Noncontrolling interest in discontinued operations	-	(8,509)	8,509	100.0
Net income available to common shareholders	$28,567	$(14,909)	$43,476	291.6%

The following is a summary of the changes in revenue from rental operations and property expenses in 2014 as compared to 2013 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2014:

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2014
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$(23,438)	(4.3)%	$(13,831)	(2.5)%	$13,073	2.4%	$(22,680)	(4.2)%
Escalations and recoveries
from tenants	5,796	8.0	8,840	12.2	1,042	1.4	(4,086)	(5.6)
Parking income	2,267	33.1	(210)	(3.1)	2,485	36.3	(8)	(0.1)
Other income	(910)	(19.4)	(1,475)	(31.5)	644	13.8	(79)	(1.7)
Total	$(16,285)	(2.6)%	$(6,676)	(1.0)%	$17,244	2.7%	$(26,853)	(4.3)%

Property expenses:
Real estate taxes	$5,176	6.0%	$6,113	7.1%	$2,483	2.9%	$(3,420)	(4.0)%
Utilities	9,200	14.5	11,025	17.3	862	1.4	(2,687)	(4.2)
Operating services	7,343	7.0	9,149	8.7	2,732	2.6	(4,538)	(4.3)
Total	$21,719	8.5%	$26,287	10.3%	$6,077	2.4%	$(10,645)	(4.2)%

OTHER DATA:
Number of Consolidated Properties	232		224		8		16
Commercial Square feet (in thousands)	25,363		25,137		226		2,611
Multi-family portfolio (number of units)	1,301		-		1,301		-

Base rents for the Same-Store Properties decreased $13.8 million, or 2.5 percent, for 2014 as compared to 2013, due primarily to a decrease in occupancy and rental rates in 2014 as compared to 2013.  Escalations and recoveries from tenants for the Same-Store Properties increased $8.8 million, or 12.2 percent, for 2014 over 2013 due primarily to recoveries from tenants of higher electric expenses in 2014 which the Company partially recovers from tenants pursuant to the terms of most of its leases.  Related to the Company’s recovery from tenants of the increases in 2014 of real estate taxes and operating services, the portion the Company is recovering of those expenses has generally been reduced in 2014 primarily as a result of lower occupancies, in conjunction with the re-set of base years on new and renewed leases, in 2014.  Parking income for the Same-Store Properties was relatively unchanged for 2014 as compared to 2013.  Other income for the Same-Store Properties decreased $1.5 million, or 31.5 percent, due primarily to a decrease in lease breakage fees recognized in 2014 as compared to 2013.

Real estate taxes on the Same-Store Properties increased $6.1 million, or 7.1 percent, for 2014 as compared to 2013. The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2014 as compared to 2013.  Real estate taxes, without the effect of net tax appeal proceeds, increased $0.7 million, or 0.9 percent, for 2014 as compared to 2013 due primarily to increased rates.  Utilities for the Same-Store Properties increased $11.0 million, or 17.3 percent, for 2014 as compared to 2013.  As more fully discussed in the “Executive Overview”, extended winter freeze conditions in early 2014 caused record electricity demand, and combined with reduced natural gas production and distribution disruptions, resulted in significant market price increases for electricity during the period.  Operating services for the Same-Store Properties increased $9.1 million, or 8.7 percent, due primarily to an increase in repairs and maintenance, snow removal and insurance costs for 2014 as compared to 2013.

Construction services revenue decreased $15.7 million to zero and direct construction costs decreased $14.9 million to zero in 2014 as compared to 2013 due to the Company’s phase out of this business segment.  Real estate services revenues (primarily reimbursement of property personnel costs) increased by $1.7 million, or 6.3 percent, for 2014 as compared to 2013, due primarily to increased development and management activity in multi-family services in 2014 as compared to 2013.  Real estate services expenses increased $3.4 million, or 15.1 percent, for 2014 as compared to 2013.  This increase was due primarily to increased compensation and related costs from increased development and management activity in multifamily services in 2014 as compared to 2013.

General and administrative expenses increased $25.5 million in 2014 as compared to 2013, which was primarily due to severance costs related to the pending departure of the Company’s Chief Executive Officer and the departure of certain of the Company’s other executive officers in 2014.

Depreciation and amortization decreased by $10.3 million, or 5.6 percent, for 2014 over 2013.  This decrease was due primarily to a decrease of $4.6 million for the Same-Store Properties due to assets becoming fully amortized, and a decrease of $8.7 million for 2014 as compared to 2013 for the properties sold in 2014 (which were not classified as discontinued operations).  These were partially offset by an increase of $3.0 million for 2014 as compared to 2013 for the Acquired Properties.

The Company recorded $110.9 million in impairment charges in 2013, primarily on 18 properties to reduce their carrying values to their estimated fair market values, with no such charges taken in 2014.

Interest expense decreased by $10.8 million, or 8.7 percent, for 2014 as compared to 2013.  This decrease was primarily the result of lower overall average debt balances in 2014 as compared to 2013.

Interest and other investment income increased $0.7 million, or 24.5 percent, for 2014 as compared to 2013.  This was primarily due to interest income on higher average notes receivable balances in 2014.

Equity in earnings of unconsolidated joint ventures decreased $0.1 million, or 4.1 percent, for 2014 as compared to 2013.  The Company had decreased income in 2014 of $1.4 million from the Stamford SM venture (due to the venture’s note receivable being repaid in 2014), and an increased loss of $1.2 million in 2014 from the PruRose Riverwalk G venture.  These were partially offset by increased income of $2.5 million from the Crystal House Apartments Investors venture in 2014 (as a result of the joint venture being entered into in March 2013).

The Company had realized gains on disposition of rental property of $54.8 million in 2014 (which were not classified as discontinued operations).  See Note 3: Real Estate Transactions – Sales – to the Financial Statements.

In 2014, the Company recognized losses from early extinguishment of debt of $582,000 as compared to $156,000 in 2013.  The 2014 amount was due to the early redemption of $150 million principal amount of 5.125 percent Notes in December 2014, which were scheduled to mature in January 2015.  The 2013 amount was due to the partial early termination and extension of the Company’s revolving credit facility as a result of decreased participation of certain lenders in the facility.

Income from continuing operations increased to $31.4 million in 2014 from a loss of $89.7 million in 2013.  The increase of $121.1 million was due to the factors discussed above.

Net income available to common shareholders increased by $43.5 million, or 291.6 percent, from a loss of $14.9 million in 2013 to income of $28.6 million in 2014.  The increase was primarily due to an increase in income from continuing operations of $121.1 million for 2014 as compared to 2013 (mostly due to the impairment charges in 2013 of $110.9 million), an impairment charge of $23.9 million on discontinued operations in 2013, a decrease in noncontrolling interest in discontinued operations of $8.5 million for 2014 as compared to 2013 and a loss on early extinguishment of debt of $0.7 million in 2013.  These were partially offset by realized gains on disposition of rental property, net of $83.4 million in 2013 (which were classified as discontinued operations), a decrease in noncontrolling interest in Operating Partnership of $14.1 million for 2014 as compared to 2013, a decrease in income from discontinued operations of $11.8 million for 2014 as compared to 2013, and a decrease in noncontrolling interest in consolidated joint ventures of $1.4 million for 2014 as compared to 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended
	December 31,		Dollar	Percent
(dollars in thousands)	2013	2012	Change	Change
Revenue from rental operations and other:
Base rents	$540,165	$535,822	$4,343	0.8%
Escalations and recoveries from tenants	72,758	74,535	(1,777)	(2.4)
Parking income	6,840	6,021	819	13.6
Other income	4,683	12,091	(7,408)	(61.3)
Total revenues from rental operations	624,446	628,469	(4,023)	(0.6)

Property expenses:
Real estate taxes	85,574	86,683	(1,109)	(1.3)
Utilities	63,622	58,267	5,355	9.2
Operating services	105,278	97,005	8,273	8.5
Total property expenses	254,474	241,955	12,519	5.2

Non-property revenues:
Construction services	15,650	13,557	2,093	15.4
Real estate services	26,935	8,606	18,329	213.0
Total non-property revenues	42,585	22,163	20,422	92.1

Non-property expenses:
Direct construction costs	14,945	12,647	2,298	18.2
Real estate services expenses	22,716	3,746	18,970	506.4
General and administrative	47,682	47,664	18	0.0
Depreciation and amortization	182,766	174,333	8,433	4.8
Impairments	110,853	9,845	101,008	1,026.0
Total non-property expenses	378,962	248,235	130,727	52.7
Operating income	33,595	160,442	(126,847)	(79.1)
Other (expense) income:
Interest expense	(123,701)	(122,039)	(1,662)	(1.4)
Interest and other investment income	2,903	34	2,869	8,438.2
Equity in earnings (loss) of unconsolidated joint ventures	(2,327)	4,089	(6,416)	(156.9)
Loss from early extinguishment of debt	(156)	(4,960)	4,804	96.9
Total other (expense) income	(123,281)	(122,876)	(405)	(0.3)
Income (loss) from continuing operations	(89,686)	37,566	(127,252)	(338.7)
Discontinued operations:
Income from discontinued operations	11,811	21,878	(10,067)	(46.0)
Loss from early extinguishment of debt	(703)	-	(703)	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	59,520	(13,175)	72,695	551.8
Total discontinued operations, net	70,628	8,703	61,925	711.5
Net income (loss)	(19,058)	46,269	(65,327)	(141.2)
Noncontrolling interest in consolidated joint ventures	2,199	330	1,869	566.4
Noncontrolling interest in Operating Partnership	10,459	(4,619)	15,078	326.4
Noncontrolling interest in discontinued operations	(8,509)	(1,058)	(7,451)	(704.3)
Net income (loss) available to common shareholders	$(14,909)	$40,922	$(55,831)	(136.4)%

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

Base rents for the Same-Store Properties decreased $9.6 million, or 1.8 percent, for 2013 as compared to 2012, due primarily to a decrease in occupancy and rental rates in 2013 as compared to 2012.  Escalations and recoveries from tenants for the Same-Store Properties decreased $2.7 million, or 3.6 percent, for 2013 over 2012, due primarily to lower recoveries from tenants in 2013 (as a result of lower occupancies and the re-set of base years on new and renewed leases) as well as reimbursing tenants for their share of the tax appeal proceeds received in the periods.  Parking income for the Same-Store Properties decreased $0.3 million, or 5.6 percent, due primarily to decreased usage in 2013 as compared to 2012.  Other income for the Same-Store Properties decreased $8.0 million, or 66.2 percent, due primarily to a decrease in lease breakage fees recognized in 2013 as compared to 2012.

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

The Company believes that with the reduced demand for suburban office properties in recent years, it is reasonably likely that vacancy rates in the office sector may continue to increase, effective rental rates on new and renewed leases at office properties may continue to decrease and tenant installation costs at office properties, including concessions, may continue to increase in most or all of its markets in 2014 and possibly beyond.  As a result of the potential negative effects on the Company’s revenue from the overall reduced demand for office space and the redeployment of capital from the sale of income-producing office properties to fund the Company’s expansion into the multi-family rental sector, the Company’s cash flow could be insufficient to cover increased tenant installation costs over the short-term.  If this situation were to occur, the Company expects that it would finance any shortfalls through borrowings under its revolving credit facility and other debt and equity financings.

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

Construction Projects:
On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $65.1 million have been incurred by URL-Harborside through December 31, 2014).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.  The URL Project has been awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.  The venture has an agreement to sell these credits, subject to certain conditions.  On August 1, 2014, the venture obtained a construction/permanent loan with a maximum borrowing amount of $192 million (with no balance currently outstanding as of December 31, 2014), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company currently expects that it will fund approximately $59.1 million of the remaining development costs of the project, net of the loan financing.

The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  Upon entering into the joint venture, the Company’s initial contribution was $30.6 million, which included a capital credit of $30 per approved developable square foot for its contributed land aggregating approximately $20.6 million with the balance consisting of previously incurred development costs, and ISA’s initial contribution was approximately $5.4 million.  Included in the Company’s investment in the unconsolidated joint venture is its land contribution with a carrying amount of $5.5 million.  The Company has funded an additional $19.2 million in development costs for the venture through December 31, 2014.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad scheduled to be completed in late 2016.  The Company expects to incur costs of approximately $25.3 million for the development of the site (of which the Company has incurred $8.0 million through December 31, 2014).

On August 22, 2013, the Company contributed an additional $4.9 million and the operating agreement of Eastchester was modified which increased the Company’s effective ownership to 76.25 percent, with the remaining 23.75 percent owned by HVLH.  The agreement also provided the Company with control of all major decisions.  Accordingly, effective August 22, 2013, the Company consolidated Eastchester under the provisions of ASC 810, Consolidation.  As the carrying value approximated the fair value of the net assets acquired, there was no holding period gain or loss recognized on this transaction.  The Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $2.1 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”).  The Eastchester Project began construction in late 2013.  Estimated total development costs of $50 million (of which $13.9 million have been incurred through December 31, 2014) are expected to be funded with a $28.8 million construction loan and the balance of $21.2 million from member’s capital, of which the Company’s share is $20.9 million.

REIT Restrictions:
To maintain its qualification as a REIT under the Code, the Company must make annual distributions to its stockholders of at least 90 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to make regular quarterly distributions to its common stockholders.  Based upon the most recently paid common stock dividend rate of $0.15 per common share, in the aggregate, such distributions would equal approximately $53.4 million ($60.1 million, including common units in the Operating Partnership held by parties other than the Company) on an annualized basis.  However, any such distributions, whether for federal income tax purposes or otherwise, would be paid out of available cash, including borrowings and other sources, after meeting operating requirements, preferred stock dividends and distributions, and scheduled debt service on the Company’s debt.  If and to the extent the Company retains and does not distribute any net capital gains, the Company will be required to pay federal, state and local taxes on such net capital gains at the rate applicable to capital gains of a corporation.

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $125.3 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.

Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  As of December 31, 2014, 110 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of December 31, 2014, the Company had 206 unencumbered properties with a carrying amount of $2.5 billion representing 89.2 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $192.1 million to $29.6 million at December 31, 2014, compared to $221.7 million at December 31, 2013.  This decrease is comprised of the following net cash flow items:

(1)	$159.3 million provided by operating activities.

(2)	$50.3 million provided by investing activities, consisting primarily of the following:

(a)	$274.8 million from proceeds from the sale of rental property; plus
(b)	$62.5 million from repayments of notes receivable; plus
(c)	$35.9 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures; minus
(d)	$91.8 million used for additions to rental property and improvements; minus
(e)	$67.3 million used for investments in unconsolidated joint ventures; minus
(f)	$62.3 million used for the issuance of notes and mortgage receivables; minus
(g)	$61.9 million used for rental property acquisitions and related intangibles; minus
(h)	$25.1 million used for the development of rental property, other related costs and deposits; minus
(i)	$14.5 million used for restricted cash.

(3)	$401.7 million used in financing activities, consisting primarily of the following:

(a)	$350.0 million used for repayments of senior unsecured notes; plus
(b)	$277.3 million used for repayments of revolving credit facility borrowings; plus
(c)	$89.8 million used for payments of dividends and distributions; plus
(d)	$83.8 million used for repayments of mortgages, loans payable and other obligations; plus
(e)	$5.2 million used for the payments of contingent consideration payments; plus
(f)	$3.1 million used for payment of finance costs; minus
(g)	$277.3 million from borrowings under the revolving credit facility; minus
(h)	$130.1 million from proceeds received from mortgages; minus
(i)	$145,000 from cash received from noncontrolling interests.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of December 31, 2014:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,267,744	60.70%	4.88%		5.16
Fixed Rate Secured Debt	661,050	31.65%	7.53%		3.19
Variable Rate Secured Debt	159,860	7.65%	3.83%		1.69

Totals/Weighted Average:	$2,088,654	100.00%	5.64%	(b)	4.27

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.17 percent as of December 31, 2014, plus the applicable spread.
(b)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $2.7 million for the year ended December 31, 2014.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of December 31, 2014 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
2015	8,811	167,589	176,400	7.03%
2016	8,311	333,272	341,583	6.94%
2017	7,275	392,345	399,620	4.11%
2018	7,311	231,536	238,847	6.67%
2019	723	331,567	332,290	7.44%
Thereafter	6,329	605,205	611,534	4.13%
Sub-total	38,760	2,061,514	2,100,274
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2014	(11,620)	-	(11,620)

Totals/Weighted Average	$27,140	$2,061,514	$2,088,654	5.64%	(b)

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.17 percent as of December 31, 2014, plus the applicable spread.
(b)	Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $2.7 million for the year ended December 31, 2014.

Senior Unsecured Notes:
On February 17, 2014, the Company repaid its $200 million face amount of 5.125 percent senior unsecured notes at their maturity, using available cash and borrowing on the Company’s unsecured revolving credit facility.

On December 17, 2014, the Company redeemed $150 million principal amount of its 5.125 percent Notes due January 15, 2015 (the “Notes”). The redemption price, including a make-whole premium, was 100.380 percent of the principal amount of the Notes, plus all accrued and unpaid interest up to the Redemption Date. The Company funded the redemption price, including accrued and unpaid interest, of approximately $153.8 million using available cash and borrowings on the Company’s unsecured revolving credit facility. In connection with the redemption, the Company recorded approximately $0.6 million as a loss from early extinguishment of debt (including the write-off of unamortized deferred financing costs).

The terms of the Company’s senior unsecured notes (which totaled approximately $1.3 billion as of December 31, 2014) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

Operating Partnership's	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody's	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3 (current)	130.0	30.0
BBB or Baa2	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

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

As of February 13, 2015, the Company had outstanding borrowings of $25.0 million under its unsecured revolving credit facility.

Mortgages, Loans Payable and Other Obligations and Notes Receivables:
On April 10, 2014, the Company obtained a $27.5 million mortgage loan, collateralized by its multi-family property located in Rahway, New Jersey.  The loan bears interest of LIBOR plus 1.75 percent and matures in April 2019 with two one-year extension options, subject to certain conditions, with a fee of 125 basis points.  The loan is interest-only during the initial three-year term.

On June 6, 2014, the Company and an affiliate of KPG acquired 50 percent tenants-in-common interests each for $62.5 million in the Curtis Center Property, which amounted to a total purchase price of approximately $125.0 million for the property.  On October 1, 2014, the Company obtained $64.0 million in mortgage loan proceeds, representing its 50 percent interest in a $102 million senior loan with a current rate of 3.45 percent at December 31, 2014 and its 50 percent interest in a $26 million mezzanine loan (with a maximum borrowing capacity of $48 million) with a current rate of 9.661 percent at December 31, 2014.  These loans are scheduled to mature in October 2016 and are collateralized by the Curtis Center Property.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  Both loans have LIBOR caps for the period.  The loans provide for three one-year extension options.

The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Unconsolidated Joint Venture Activity:
On August 6, 2014, the Stamford SM LLC joint venture received repayment in full on the joint venture’s senior mezzanine note receivable, of which the Company received a distribution of $37.8 million from the venture representing its share of the net proceeds.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of February 13, 2015, the Company had outstanding borrowings of $25.0 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed in 2015.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s Common Units from January 1, 2014 to December 31, 2014:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2014	88,247,591	11,864,775	100,112,366
Common units redeemed for Common Stock	780,899	(780,899)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	6,274	-	6,274
Restricted shares issued, net of cancellations	41,814	-	41,814

Outstanding at December 31, 2014	89,076,578	11,083,876	100,160,454

Share Repurchase Program:
The Company has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of December 31, 2014, the Company has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in the years ended December 31, 2013 and 2014 and through February 13, 2015.
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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold as of February 13, 2015.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which no securities have been sold as of February 13, 2015.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $477 million of which the Company has agreed to guarantee up to $93.5 million.  As of December 31, 2014, the outstanding balance of such debt totaled $238 million of which $62.6 million was guaranteed by the Company.  The Company has also posted a $4.1 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of December 31, 2014:

		Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,582,907	$59,388	$551,375	$333,075	$639,069	-
Mortgages, loans payable
and other obligations (a)	972,420	226,638	350,465	344,224	14,514	$36,579
Payments in lieu of taxes
(PILOT)	32,531	4,407	13,222	8,815	6,087	-
Ground lease payments	17,060	371	870	467	1,168	14,184
Other	1,346	941	405	-	-	-
Total	$2,606,264	$291,745	$916,337	$686,581	$660,838	$50,763

(a)	Interest payments assume LIBOR rate of 0.17 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at December 31, 2014, plus the applicable spread.

Departure of Executive Officers:
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

On November 4, 2014, the Company announced that Mitchell E. Hersh will step down as President and Chief Executive Officer of the Company effective May 11, 2015 (the “Separation Date”) and will not stand for re-election to the Company’s Board of Directors (the “Board of Directors”) at the 2015 annual meeting of the Company’s stockholders. In connection with Mr. Hersh’s departure from the Company, the Company and Mr. Hersh entered into a Separation and General Release Agreement (the “Separation Agreement”) dated November 4, 2014 (the “Effective Date”). The Separation Agreement provides that Mr. Hersh’s employment with the Company is being terminated without cause, and further provides, pursuant to the terms of Mr. Hersh’s employment agreement, multi-year performance award agreement, TSR-based performance award agreement and deferred retirement compensation agreement, for (i) a cash payment to Mr. Hersh of $8 million, (ii) payment of the premiums for the continuation of Mr. Hersh’s health, dental and vision insurance for 48 months following the Separation Date, (iii) vesting of 210,000 shares of restricted common stock pursuant to Mr. Hersh’s multi-year performance award agreement, (iv) a cash payment equal to the sum of (X) $504,000, plus (Y) the product of (1) 210,000 multiplied by (2) the aggregate amount of dividends on the Company’s common stock that are declared and paid between the Effective Date and the Separation Date in payment of accrued but unpaid dividend equivalents pursuant to his multi-year performance award agreement, (v) issuance of 41,811 shares of common stock of the Company (the “Deferred Shares”) pursuant to the acceleration of vesting of 675 performance shares pursuant to Mr. Hersh’s TSR-based performance award agreement, and (vi) a cash payment of $2,311,792 pursuant to Mr. Hersh’s deferred retirement compensation award agreement. All such cash amounts and Deferred Shares will be paid to Mr. Hersh on the date that is six months and one day from the Separation Date, except in the event of death or if the payment event is due to Mr. Hersh’s disability, in which case the payments will occur shortly after such death or disability. Under the terms of the Separation Agreement, Mr. Hersh will continue to receive his base salary in accordance with his employment agreement and will continue to be eligible to participate in the Company’s executive incentive compensation and bonus programs. In addition, upon departure Mr. Hersh will also be entitled to receive his accrued but unpaid base salary and to have his expenses reimbursed. The Separation Agreement provides that the Separation Date may be extended at the election of the Company to June 30, 2015 or accelerated by Mr. Hersh for good reason, as such term is defined in the Separation Agreement.

The Company’s total estimated costs for the pending departure of the Company’s Chief Executive Officer and of the departure of certain of the Company’s executive officers of approximately $23.8 million during the year ended December 31, 2014 was included in general and administrative expense (approximately $11.6 million was included in accounts payable, accrued expenses and other liabilities as of December 31, 2014).

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) available to common shareholders	$28,567	$(14,909)	$40,922
Add (deduct): Noncontrolling interests in Operating Partnership	3,602	(10,459)	4,619
Noncontrolling interests in discontinued operations	-	8,509	1,058
Real estate-related depreciation and amortization on
continuing operations (a)	185,339	194,741	179,581
Real estate-related depreciation and amortization
on discontinued operations	-	8,218	17,764
Impairments	-	134,704	18,245
Realized (gains) losses and unrealized losses
on disposition of rental property, net	(54,848)	(83,371)	4,775
Funds from operations	$162,660	$237,433	$266,964

(a)
Includes the Company’s share from unconsolidated joint ventures of $13.7 million, $13.8 million and $5.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Excludes non-real estate-related depreciation and amortization of $348,000, $287,000 and $276,000 for the years ended December 31, 2014, 2013 and 2012, respectively and $492,000 of depreciation expense allocable to the Company’s noncontrolling interest in consolidated joint ventures for the year ended December 31, 2014.

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
•
our credit worthiness and the availability of financing on attractive terms or at all, which may adversely impact our ability to pursue acquisition and development opportunities and refinance existing debt and our future interest expense;

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

Approximately $1.9 billion of the Company’s long-term debt as of December 31, 2014 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of December 31, 2014 ranged from LIBOR plus 175 basis points to LIBOR plus 950 basis points.  Assuming interest-rate caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $1.6 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of December 31, 2014 would be approximately $77 million.

December 31, 2014
Debt, including current portion										Fair
($s in thousands)	2015	2016	2017	2018	2019	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$109,233	$277,583	$397,493	$237,447	$307,124	$611,534	$1,940,414	$(11,620)	$1,928,794	$1,973,354
Average Interest Rate	10.58%	7.14%	4.12%	6.70%	7.88%	4.13%			5.79%

Variable Rate	$67,167	$64,000	$2,127	$1,400	$25,166	-	$159,860	-	$159,860	$159,860

(a)      Adjustment for unamortized debt discount/premium, net, as of December 31, 2014.

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

The Company’s management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.  Based on our assessment and those criteria, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B.               OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May11, 2015, and is incorporated herein by reference.

ITEM 11.              EXECUTIVE COMPENSATION

The information required by Item 11 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May11, 2015, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May11, 2015, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May11, 2015, and is incorporated herein by reference.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be set forth in the Company’s definitive proxy statement for its annual meeting of shareholders expected to be held on May11, 2015, and is incorporated herein by reference.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	All Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a) 2.       Financial Statement Schedules

(i)      Mack-Cali Realty Corporation:

Schedule III – Real Estate Investments and Accumulated Depreciation as of December 31, 2014

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a) 3.       Exhibits
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
of Mack-Cali Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mack-Cali Realty Corporation and its subsidiaries (collectively, the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)(i) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2014.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 18, 2015

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	December 31,
ASSETS	2014	2013
Rental property
Land and leasehold interests	$760,855	$750,658
Buildings and improvements	3,753,300	3,915,800
Tenant improvements	431,969	456,003
Furniture, fixtures and equipment	12,055	7,472
	4,958,179	5,129,933
Less – accumulated depreciation and amortization	(1,414,305)	(1,400,988)
Net investment in rental property	3,543,874	3,728,945
Cash and cash equivalents	29,549	221,706
Investments in unconsolidated joint ventures	247,468	181,129
Unbilled rents receivable, net	123,885	136,304
Deferred charges, goodwill and other assets, net	204,650	218,519
Restricted cash	34,245	19,794
Accounts receivable, net of allowance for doubtful accounts
of $2,584 and $2,832	8,576	8,931

Total assets	$4,192,247	$4,515,328

LIABILITIES AND EQUITY
Senior unsecured notes	$1,267,744	$1,616,575
Mortgages, loans payable and other obligations	820,910	746,191
Dividends and distributions payable	15,528	29,938
Accounts payable, accrued expenses and other liabilities	126,971	121,286
Rents received in advance and security deposits	52,146	53,730
Accrued interest payable	26,937	29,153
Total liabilities	2,310,236	2,596,873
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
89,076,578 and 88,247,591 shares outstanding	891	882
Additional paid-in capital	2,560,183	2,539,326
Dividends in excess of net earnings	(936,293)	(897,849)
Total Mack-Cali Realty Corporation stockholders’ equity	1,624,781	1,642,359

Noncontrolling interests in subsidiaries:
Operating Partnership	202,173	220,813
Consolidated joint ventures	55,057	55,283
Total noncontrolling interests in subsidiaries	257,230	276,096

Total equity	1,882,011	1,918,455

Total liabilities and equity	$4,192,247	$4,515,328

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)

	Year Ended December 31,
REVENUES	2014	2013	2012
Base rents	$516,727	$540,165	$535,822
Escalations and recoveries from tenants	78,554	72,758	74,535
Construction services	-	15,650	13,557
Real estate services	28,638	26,935	8,606
Parking income	9,107	6,840	6,021
Other income	3,773	4,683	12,091
Total revenues	636,799	667,031	650,632

EXPENSES
Real estate taxes	90,750	85,574	86,683
Utilities	72,822	63,622	58,267
Operating services	112,621	105,278	97,005
Direct construction costs	-	14,945	12,647
Real estate services expenses	26,136	22,716	3,746
General and administrative	73,169	47,682	47,664
Depreciation and amortization	172,490	182,766	174,333
Impairments	-	110,853	9,845
Total expenses	547,988	633,436	490,190
Operating income	88,811	33,595	160,442

OTHER (EXPENSE) INCOME
Interest expense	(112,878)	(123,701)	(122,039)
Interest and other investment income	3,615	2,903	34
Equity in earnings (loss) of unconsolidated joint ventures	(2,423)	(2,327)	4,089
Realized gains (losses) on disposition of rental property, net	54,848	-	-
Loss from early extinguishment of debt	(582)	(156)	(4,960)
Total other (expense) income	(57,420)	(123,281)	(122,876)
Income (loss) from continuing operations	31,391	(89,686)	37,566
Discontinued operations:
Income from discontinued operations	-	11,811	21,878
Loss from early extinguishment of debt	-	(703)	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	-	59,520	(13,175)
Total discontinued operations, net	-	70,628	8,703
Net income (loss)	31,391	(19,058)	46,269
Noncontrolling interest in consolidated joint ventures	778	2,199	330
Noncontrolling interest in Operating Partnership	(3,602)	10,459	(4,619)
Noncontrolling interest in discontinued operations	-	(8,509)	(1,058)
Net income (loss) available to common shareholders	$28,567	$(14,909)	$40,922

Basic earnings per common share:
Income (loss) from continuing operations	$0.32	$(0.88)	$0.38
Discontinued operations	-	0.71	0.09
Net income (loss) available to common shareholders	$0.32	$(0.17)	$0.47

Diluted earnings per common share:
Income (loss) from continuing operations	$0.32	$(0.88)	$0.38
Discontinued operations	-	0.71	0.09
Net income (loss) available to common shareholders	$0.32	$(0.17)	$0.47

Basic weighted average shares outstanding	88,727	87,762	87,742

Diluted weighted average shares outstanding	100,041	99,785	99,996

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands)

			Additional	Dividends in	Noncontrolling
	Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2012	87,800	$878	$2,536,184	$(647,498)	$264,436	$2,154,000
Net income	-	-	-	40,922	5,347	46,269
Common stock dividends	-	-	-	(157,946)	-	(157,946)
Common unit distributions	-	-	-		(21,908)	(21,908)
Increase in noncontrolling interest
in consolidated joint ventures	-	-	-	-	54,835	54,835
Redemption of common units
for common stock	55	-	1,162	-	(1,162)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	10	-	259	-	-	259
Directors' deferred compensation plan	-	-	490	-	-	490
Stock compensation	66	1	3,518	-	-	3,519
Repurchase of Common Stock	(395)	(4)	(11,007)	-	-	(11,011)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	15	-	(15)	-
Balance at December 31, 2012	87,536	$875	$2,530,621	$(764,522)	$301,533	$2,068,507
Net income (loss)	-	-	-	(14,909)	(4,149)	(19,058)
Common stock dividends	-	-	-	(118,418)	-	(118,418)
Common unit distributions	-	-	-		(16,193)	(16,193)
Increase in noncontrolling interest
in consolidated joint ventures	-	-	-	-	1,040	1,040
Redemption of common units
for common stock	277	3	5,475	-	(5,478)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	10	-	243	-	-	243
Directors' deferred compensation plan	-	-	529	-	-	529
Stock compensation	425	4	1,801	-	-	1,805
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	657	-	(657)	-
Balance at December 31, 2013	88,248	$882	$2,539,326	$(897,849)	$276,096	$1,918,455
Net income	-	-	-	28,567	2,824	31,391
Common stock dividends	-	-	-	(67,011)	-	(67,011)
Common unit distributions	-	-	-		(8,456)	(8,456)
Increase in noncontrolling interest
in consolidated joint ventures	-	-	-	-	552	552
Redemption of common units
for common stock	781	8	14,354	-	(14,362)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	6	-	118	-	-	118
Directors' deferred compensation plan	-	-	407	-	-	407
Stock compensation	42	1	6,554	-	-	6,555
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	(576)	-	576	-
Balance at December 31, 2014	89,077	$891	$2,560,183	$(936,293)	$257,230	$1,882,011

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2014	2013	2012
Net income (loss)	$31,391	$(19,058)	$46,269
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	173,848	183,303	174,397
Depreciation and amortization on discontinued operations	-	8,218	17,765
Amortization of deferred stock units	407	529	490
Amortization of stock compensation	11,097	2,387	3,642
Amortization of deferred financing costs and debt discount	3,274	3,172	2,669
Write-off of unamortized discount on senior unsecured notes	12	156	593
Equity in (earnings) loss of unconsolidated joint venture, net	2,423	2,327	(4,089)
Distributions of cumulative earnings from unconsolidated joint ventures	11,213	8,485	3,990
Realized (gains) loss on disposition of rental property, net	(54,848)	(59,520)	13,175
Impairments	-	110,853	9,845
Changes in operating assets and liabilities:
Increase in unbilled rents receivable, net	(4,083)	(10,105)	(6,488)
Increase in deferred charges, goodwill and other assets	(27,895)	(24,623)	(17,224)
Decrease (increase) in accounts receivable, net	355	248	(2,065)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	15,858	(7,090)	(1,816)
(Decrease) increase in rents received in advance and security deposits	(1,583)	(2,187)	2,898
(Decrease) increase in accrued interest payable	(2,216)	1,598	655

Net cash (used in) provided by operating activities	$159,253	$198,693	$244,706

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(61,938)	$(178,294)	$(115,460)
Rental property additions and improvements	(91,813)	(89,869)	(47,191)
Development of rental property, other related costs and deposits	(25,140)	(13,772)	(60,354)
Proceeds from the sale of rental property	274,839	332,102	23,429
Issuance of notes and mortgage receivable	(62,276)	(16,425)	-
Repayment of notes receivable	62,526	333	-
Investment in unconsolidated joint ventures	(67,325)	(86,504)	(36,051)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	35,901	23,907	1,547
(Increase) decrease in restricted cash	(14,451)	(455)	1,724

Net cash provided by (used in) investing activities	$50,323	$(28,977)	$(232,356)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$277,328	$289,000	$591,026
Repayment of revolving credit facility	(277,328)	(289,000)	(646,526)
Proceeds from senior unsecured notes	-	268,928	547,926
Repayment of senior unsecured notes	(350,000)	(100,000)	(221,019)
Proceeds from mortgages and loans payable	130,135	3,170	1,937
Repayment of mortgages, loans payable and other obligations	(83,808)	(20,715)	(52,318)
Payment of contingent consideration	(5,228)	(2,755)	-
Payment of financing costs	(3,147)	(5,429)	(4,711)
Cash from noncontrolling interests	145	-	-
Repurchase of common stock	-	-	(11,011)
Payment of dividends and distributions	(89,830)	(149,454)	(179,905)

Net cash (used in) provided by financing activities	$(401,733)	$(6,255)	$25,399

Net (decrease) increase in cash and cash equivalents	$(192,157)	$163,461	$37,749
Cash and cash equivalents, beginning of period	221,706	58,245	20,496

Cash and cash equivalents, end of period	$29,549	$221,706	$58,245

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (square footage and apartment unit counts unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of December 31, 2014, the Company owned or had interests in 283 properties, consisting of 264 commercial properties, primarily class A office and office/flex properties, totaling approximately 31.0 million square feet, leased to approximately 2,000 commercial tenants, and 19 multi-family rental properties containing 5,484 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 249 buildings, primarily office and office/flex buildings totaling approximately 30.5 million square feet (which include 36 buildings, primarily office buildings aggregating approximately 5.6 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), six industrial/warehouse buildings totaling approximately 387,400 square feet, 19 multi-family properties totaling 5,484 apartments (which include 13 properties aggregating 4,183 apartments owned by unconsolidated joint ventures in which the Company has investment interests), five parking/retail properties totaling approximately 121,500 square feet (which include two buildings aggregating 81,500 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

As of December 31, 2014 and 2013, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $242.9 million and $219.9 million, respectively, mortgages of $94.3 million and $81.9 million, respectively, and other liabilities of $15.7 million and $18.3 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition–related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $3.1 million, $4.4 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $62.8 million and $40.8 million as of December 31, 2014 and 2013, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $3,274,000, $3,172,000 and $2,669,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (loss) from early extinguishment of debt.  Such unamortized costs which were written off amounted to $12,000, $156,000 and $593,000 for the years ended December 31, 2014, 2013 and 2012.

Deferred
Leasing Costs
Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, approximated $3,840,000, $4,223,000 and $4,354,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable.  Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized.  Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying amount, then performing the additional two-step impairment test is unnecessary. If the carrying amount of goodwill exceeds its fair value, an impairment charge is recognized.  The Company determined that its goodwill was not impaired at December 31, 2014 after management performed its impairment tests.

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

As of December 31, 2014, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $14.4 million which has been fully reserved for through a valuation allowance.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of December 31, 2014, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2010 forward.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at December 31, 2014 represents dividends payable to common shareholders (88,866,652 shares) and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (11,083,876 common units) for all such holders of record as of January 6, 2015 with respect to the fourth quarter 2014.  The fourth quarter 2014 common stock dividends and common unit distributions of $0.15 per common share and unit were approved by the Board of Directors on December 9, 2014.  The common stock dividends and common unit distributions payable were paid on January 14, 2015.

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

The Company has determined that the $0.90 dividend per common share paid during the year ended December 31, 2014 represented approximately 77 percent ordinary income and approximately 23 percent return of capital to its stockholders; the $1.50 dividend per common share paid during the year ended December 31, 2013 represented approximately 53 percent ordinary income, approximately 33 percent return of capital and approximately 14 percent capital gain to its stockholders; and the $1.80 dividend per common share paid during the year ended December 31, 2012 represented approximately 75 percent ordinary income and approximately 25 percent return of capital to its stockholders.

Costs Incurred
For Stock
Issuances	Costs incurred in connection with the Company’s stock issuances are reflected as a reduction of additional paid-in capital.

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), total stockholder return (“TSR”) based performance shares and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $8,139,000, $2,387,000 and $3,642,000 for the years ended December 31, 2014, 2013 and 2012, respectively.  The amount for 2014 included $5,824,000 related to the departure of executive officers.  See Note 13: Commitments and Contingencies - Departure of Executive Officers.

Other
Comprehensive
Income
Other comprehensive income (loss) includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the years ended December 31, 2014, 2013 and 2012, and no accumulated other comprehensive income as of December 31, 2014 and 2013.

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
•
Level 2: Quoted prices for identical assets and liabilities in markets that are inactive, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly, such as interest rates and yield curves that are observable at commonly quoted intervals and

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

Discontinued
Operations
In April 2014, the FASB issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity.  This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance will be effective for all companies for annual and interim periods beginning on or after December 15, 2014.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  All entities may early adopt the guidance for new disposals (or new classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has elected to early adopt this standard effective with the interim period beginning January 1, 2014. Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations for all periods presented.  See Note 7: Discontinued Operations.

Out of Period
Adjustments
During the year ended December 31, 2014, the Company identified and recorded out-of-period adjustments to reduce base rental revenue by a total of $686,000 to correct errors in the cumulative calculations of unbilled rents receivable attributable to two leases from prior years.  The Company has determined that the adjustments were not material to the year ended December 31, 2014 or the prior periods.

Impact Of
Recently-Issued
Accounting
Standards
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

3.    REAL ESTATE TRANSACTIONS

Acquisitions
2014
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

On August 15, 2014, the Company acquired the equity interests of its joint venture partner in Overlook Ridge, L.L.C, Overlook Ridge JV, L.L.C. and Overlook Ridge JV 2C/3B, L.L.C. for $16.6 million, which was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  As a result, the Company increased its ownership to 100 percent of the developable land and now consolidates these entities, which were previously accounted for through unconsolidated joint ventures, (collectively, the “Consolidated Land”); and acquired an additional 25 percent, for a total of 50 percent of its subordinated, unconsolidated interests in two operating multi-family properties owned by those entities.  See Note 4: Investments in Unconsolidated Joint Ventures.  In conjunction with the Company’s acquisition of the Consolidated Land, the Company assumed loans with a total principal balance of $23.0 million, which bear interest in the range of LIBOR plus 2.50 to 3.50 percent.  See Note 10: Mortgages, Loans Payable and Other Obligations.

On December 2, 2014, the Company acquired developable land in Conshohocken, Pennsylvania, for approximately $15.3 million, which was funded using available cash.

For the year ended December 31, 2014, included in general and administrative expense was an aggregate of approximately $2.1 million in transactions costs related to the Company’s property and joint venture acquisitions.

Excluded from the cash flow statement for the year ended December 31, 2014 was $44.4 million of acquisition and other investment fundings (of which $40.1 million related to the acquisition of 50 percent tenants in common interests in the Curtis Center property.  See Unconsolidated Joint Venture Transactions in Note 4: Investments in Unconsolidated Joint Ventures), which were handled through a qualified intermediary using proceeds from prior sales structured for tax purposes as Section 1031 transactions.

2013
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
(b)
The acquisition cost consisted of $43,421,000 in cash consideration and future purchase price earn out payment obligations, subsequent to conditions related to a real estate tax appeal, recorded at fair value of $2,955,000 at closing.  $42,613,355 of the cash consideration was funded from funds held by a qualified intermediary, which were proceeds from the Company’s prior property sales.  The remaining cash consideration was funded primarily from available cash on hand.  $2,550,000 of the earn-out obligation amount was paid in January 2014, with the remaining balance of $405,000 still potentially payable in the future.

(c)
$12,701,925 of the acquisition cost was funded from funds held by a qualified intermediary, which were proceeds from the Company’s prior property sales.  The remaining acquisition cost was funded primarily from available cash on hand.

The purchase prices were allocated to the net assets acquired during the year ended December 31, 2013, as follows (in thousands):

	Alterra	Alterra
	at Overlook	at Overlook	Park	Richmond	Riverwatch	Total
	Ridge 1A	Ridge 1B	Square	Court	Commons	Acquisitions
Land	$9,042	$12,055	$4,000	$2,992	$4,169	$32,258
Buildings and improvements	50,671	71,409	40,670	13,534	18,974	195,258
Furniture, fixtures and equipment	801	1,474	610	177	228	3,290
Above market leases (1)	-	-	24	-	-	24
In-place lease values (1)	931	3,148	1,249	356	638	6,322
	61,445	88,086	46,553	17,059	24,009	237,152

Less: Below market lease values (1)	195	136	177	36	49	593
	195	136	177	36	49	593

Net cash paid at acquisition	$61,250	$87,950	$46,376	$17,023	$23,960	$236,559

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

The Company had previously acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $2.1 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”).  The Eastchester Project began construction in late 2013.  Estimated total development costs of $50 million (of which $13.9 million have been incurred through December 31, 2014) are expected to be funded with a $28.8 million construction loan and the balance of $21.2 million from member’s capital, of which the Company’s share is $20.9 million.

The following table summarizes the net assets recorded upon consolidation (in thousands):

Land	$5,585
Construction in progress	3,387
8,972
Cash and cash equivalents	79
Other assets	47
Accounts payable	(325)
(199)

Noncontrolling interest recorded upon consolidation	(1,252)

Net assets recorded upon consolidation	$7,521

Properties Commencing Initial Operations
The following properties commenced initial operations during the year ended December 31, 2013 (dollars in thousands):

						Garage	Development		Development
				# of	Rentable	Parking	Costs Incurred		Costs Per
Date	Property/Address	Location	Type	Bldgs.	Square Feet	Spaces	by Company		Square Foot
06/05/13	14 Sylvan Way	Parsippany, New Jersey	Office	1	203,506	-	$51,611	(a)	$254
08/01/13	Port Imperial South 4/5	Weehawken, New Jersey	Parking/Retail	1	16,736	850	50,656	(b)	N/A

Totals				2	220,242	850	$102,267

(a)      Development costs included approximately $13.0 million in land costs and $4.3 million in leasing costs.  Amounts are as of December 31, 2013.
(b)      Development costs included approximately $13.1 million in land costs.  Amounts are as of December 31, 2013.

Sales
2014
The Company sold the following office properties during the year ended December 31, 2014 (dollars in thousands):

				Rentable	Net	Net
Sale			# of	Square	Sales	Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds	Value	Gain
04/23/14	22 Sylvan Way	Parsippany, New Jersey	1	249,409	$94,897	$60,244	$34,653
06/23/14	30 Knightsbridge Road (a)	Piscataway, New Jersey	4	680,350	54,641	52,361	2,280
06/23/14	470 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	52,500	7,195	7,109	86
06/23/14	530 Chestnut Ridge Road (a) (b)	Woodcliff Lake, New Jersey	1	57,204	6,299	6,235	64
06/27/14	400 Rella Boulevard	Suffern, New York	1	180,000	27,539	10,938	16,601
06/30/14	412 Mount Kemble Avenue (a)	Morris Township, New Jersey	1	475,100	44,751	43,851	900
07/29/14	17-17 Route 208 North (a) (b)	Fair Lawn, New Jersey	1	143,000	11,835	11,731	104
08/20/14	555, 565, 570 Taxter Road (a)	Elmsford, New York	3	416,108	41,057	41,057	-
08/20/14	200, 220 White Plains Road (a)	Tarrytown, New York	2	178,000	12,619	12,619	-
08/20/14	1266 East Main Street (a) (b)	Stamford, Connecticut	1	179,260	18,406	18,246	160

Totals			16	2,610,931	$319,239	$264,391	$54,848

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

(b)
The Company recorded an impairment charge of $20.8 million on these properties at December 31, 2013 as it estimated that the carrying value of the properties may not be recoverable over their anticipated holding periods.

On January 1, 2014, the Company early adopted the new discontinued operations accounting standard and as the properties sold during the year ended December 31, 2014 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income from the properties sold during the year ended December 31, 2014 for the years ended December 31, 2014, 2013 and 2012: (dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Total revenues	$28,823	$55,677	$54,753
Operating and other expenses	(17,248)	(27,993)	(25,142)
Depreciation and amortization	(6,371)	(15,061)	(14,522)
Interest income	4	-	(615)

Income from properties sold	$5,208	$12,623	$14,474

Impairments	-	(20,761)	-
Realized gains (losses) on sales, net	54,848	-	-

Total income (loss) from properties sold	$60,056	$(8,138)	$14,474

2013
The Company sold the following office properties during the year ended December 31, 2013, which were classified as discontinued operations – See Note 7: Discontinued Operations (dollars in thousands):

				Rentable	Net		Net
Sale			# of	Square	Sales		Book	Realized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Gain (loss)
04/10/13	19 Skyline Drive (a)	Hawthorne, New York	1	248,400	$16,131		$16,005	$126
04/26/13	55 Corporate Drive	Bridgewater, New Jersey	1	204,057	70,967		51,308	19,659
05/02/13	200 Riser Road	Little Ferry, New Jersey	1	286,628	31,775		14,852	16,923
05/13/13	777 Passaic Avenue	Clifton, New Jersey	1	75,000	5,640		3,713	1,927
05/30/13	16 and 18 Sentry Parkway West (b)	Blue Bell, Pennsylvania	2	188,103	19,041		19,721	(680)
05/31/13	51 Imclone Drive (c)	Branchburg, New Jersey	1	63,213	6,101		5,278	823
06/28/13	40 Richards Avenue	Norwalk, Connecticut	1	145,487	15,858		17,027	(1,169)
07/10/13	106 Allen Road	Bernards Township, New Jersey	1	132,010	17,677		15,081	2,596
08/27/13	Pennsylvania office portfolio (d) (e)	Suburban Philadelphia, Pennsylvania	15	1,663,511	207,425		164,259	43,166

Totals			24	3,006,409	$390,615	(f)	$307,244	$83,371	(g)

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

Impairments on Properties Held and Used
For the year ended December 31, 2013, the Company recorded impairment charges of $110.9 million on 18 office properties.  Nine of the 18 properties located in Roseland, Parsippany, Warren and Lyndhurst, New Jersey, aggregating approximately 1.3 million square feet, are collateral for mortgage loans maturing on August 11, 2014 and May 11, 2016, with principal balances totaling $160 million as of December 31, 2013.  Seven of the 18 properties located in Fair Lawn, New Jersey, Woodcliff Lake, New Jersey, Stamford, Connecticut and Elmsford, New York, aggregating 646,000 square feet, were subsequently sold in 2014 (six of which are part of the Keystone Entities transaction described above).  Two of the 18 properties, located in Morris Plains and Upper Saddle River, New Jersey, aggregating approximately 550,000 square feet, are being considered for repositioning from office properties into multi-family rental properties.  The Company estimated that the carrying value of the 18 properties may not be recoverable over their anticipated holding periods.  The impairments in 2013 resulted primarily from the recent decline in leasing activity and market rents of the properties identified.

The Company’s estimated fair values for the year ended December 31, 2013 were derived utilizing a discounted cash flow (“DCF”) model including all estimated cash inflows and outflows over a specified holding period.  These cash flows were comprised of inputs which included contractual revenues and forecasted revenues and expenses based upon market conditions and expectations for growth.  The capitalization rate of 8.5 percent for the year ended December 31, 2013 and discount rates ranging from 10 percent to 15 percent for the year ended December 31, 2013, utilized in DCF were based upon the risk profile of the properties’ cash flows and observable rates that the Company believes to be within a reasonable range of current market rates for each respective property.  Based on these inputs the Company determined that its valuation of these investments was classified within Level 3 of the fair value hierarchy, as provided by ASC 820, Fair Value Measurements and Disclosures.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2014, the Company had an aggregate investment of approximately $247.5 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of December 31, 2014, the unconsolidated joint ventures owned: 36 office properties aggregating approximately 5.6 million square feet, 13 multi-family properties totaling 4,183 apartments, two retail properties aggregating approximately 81,500 square feet, a 350-room hotel, development projects for up to approximately 1,731 apartments; and interests and/or rights to developable land parcels able to accommodate up to 2,853 apartments and 1.4 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

On October 23, 2012, the Company acquired the real estate development and management businesses (the “Roseland Business”) of Roseland Partners, L.L.C. (“Roseland Partners”), a premier multi-family rental community developer and manager, and the Roseland Partners’ interests (the “Roseland Transaction”), principally through unconsolidated joint venture interests in various entities which, directly or indirectly, own or have rights with respect to various residential and/or commercial properties or vacant land (collectively, the “Roseland Assets”).  The locations of the properties extend from New Jersey to Massachusetts, with the majority of the properties located in New Jersey.  Certain of the entities which own the Roseland Assets are controlled by the Company upon acquisition and are therefore consolidated. However, many of the entities are not controlled by the Company and, therefore, are accounted for under the equity method as investments in unconsolidated joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of December 31, 2014, such debt had a total facility amount of $477 million of which the Company agreed to guarantee up to $93.5 million.  As of December 31, 2014, the outstanding balance of such debt totaled $238 million of which $62.6 million was guaranteed by the Company.  The Company also posted a $4.1 million letter of credit in support of the South Pier at Harborside joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $6.2 million and $5.8 million for such services in the years ended December 31, 2014 and 2013, respectively.  The Company had $1.0 million and $523,000 in accounts receivable due from its unconsolidated joint ventures as of December 31, 2014 and 2013.

Included in the Company’s investments in unconsolidated joint ventures as of December 31, 2014 are nine unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $113.6 million as of December 31, 2014.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $230.5 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $116.9 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third parties will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of December 31, 2014 and 2013:  (dollars in thousands)

						Property Debt
	Number of		Company's	Carrying Amount		As of December 31, 2014
	Apartment Units		Effective	As of December 31,			Maturity	Interest
Entity / Property Name	or Square Feet (sf)		Ownership % (a)	2014	2013	Balance	Date	Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%	$15,779	$15,797	$95,000	05/01/18	4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (b)	523	units	15.00%	2,161	3,201	165,000	02/01/21	4.19%
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station (b)	217	units	25.00%	62	857	38,665	07/01/15	4.00%
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial (b)	236	units	50.00%	-	-	57,500	09/01/20	4.32%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (c) (d)	130	units	12.50%	6,029	6,455	46,217	(e)	(e)
Overlook Ridge JV, L.L.C./ Quarrystone at Overlook Ridge (b) (f)	251	units	50.00%	-	-	69,501	(g)	(g)
Overlook Ridge JV 2C/3B, L.L.C./The Chase at Overlook Ridge (b) (f)	371	units	50.00%	2,524	-	49,824	12/26/15	L+2.50%	(h)
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial (b)	316	units	25.00%	955	3,117	79,594	07/15/21	6.00%	(i)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b)	355	units	7.50%	-	203	81,264	06/27/16	L+2.10%	(j)
Crystal House Apartments Investors LLC / Crystal House (k)	828	units	25.00%	27,051	26,838	165,000	04/01/20	3.17%
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7 (b)	176	units	38.25%	1,747	3,207	37,093	12/04/15	L+2.50%	(l)
PruRose Port Imperial South 13, LLC / RiverParc at Port Imperial (b)	280	units	20.00%	1,087	2,206	49,084	06/27/16	L+2.15%	(m)
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (n)	363	units	20.00%	1,800	2,068	-	-	-
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%	11,282	7,567	31,564	03/30/17	L+2.25%	(o)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b)	227	units	7.50%	-	24	40,366	01/25/17	L+2.10%	(p)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	36.00%	4,744	3,655	21,298	06/27/16	L+2.35%	(q)
Capitol Place Mezz LLC / Station Townhouses	377	units	50.00%	49,327	46,628	73,971	07/01/33	4.82%	(r)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside (ab)	763	units	85.00%	34,954	-	-	08/01/29	5.197%	(aa)
RoseGarden Monaco, L.L.C./ San Remo Land	300	potential units	41.67%	1,283	1,224	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	1,000	potential units	50.00%	337	337	-	-	-

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	3,963	4,046	15,868	05/17/16	L+3.00%	(s)
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	5,620	5,514	14,002	07/01/23	2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	1,993	1,753	6,756	11/01/23	4.76%
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962	1,962	-	-	-
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	33.33%	-	1,887	61,500	09/09/16	L+7.00%	(t)
Keystone-Penn	1,842,820	sf	(u)	-	-	203,811	(v)	(v)
Keystone-TriState	1,266,384	sf	(w)	6,140	-	204,843	(x)	(x)
KPG-MCG Curtis JV, L.L.C./ Curtis Center (ac)	885,000	sf	50.00%	59,911	-	(ae)	(ae)	(ae)

Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	1,225,000	sf	50.00%	4,022	3,702	-	-	-
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial (b)	30,745	sf	20.00%	1,828	1,930	-	-	-
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%	(af)	(af)	65,643	(y)	(y)
Stamford SM LLC / Senior Mezzanine Loan (z)	n/a	n/a	80.00%	-	36,258	-	-	-
Other (ad)				907	693	-	-	-
Totals:				$247,468	$181,129	$1,673,364

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
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

(d)
The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the payment of the outstanding balance remaining on a note ($975 as of December 31, 2014), and is not expected to meaningfully participate in the venture's cash flows in the near term.

(e)
Property debt balance consists of: (i) a loan, collateralized by the Metropolitan at 40 Park, with a balance of $38,600 at December 31, 2014, bears interest at 3.25 percent, matures in September 2020 and is interest only through September 2015; (ii) a loan, collateralized by the Shops at 40 Park, with a balance of $6,500 at December 31, 2014, bears interest at 3.63 percent, matures in August 2018 and is interest-only through July 2015; and (iii) a loan, collateralized by the Lofts at 40 Park, with a balance of $1,117, bears interest at LIBOR plus 250 basis points and matures in September 2015.  The Shops at 40 Park mortgage loan also provides for additional borrowing proceeds of $1 million based on certain preferred thresholds being achieved.

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

(g)
Property debt balance consists of: (i) the senior loan, collateralized by the Quarrystone property, with a balance of $52,501 at December 31, 2014, bears interest at LIBOR plus 200 basis, matures in March 2016 and (ii) the junior loan, with a balance of $17,000, bears interest at LIBOR plus 90 basis points, matures in March 2016 and is collateralized by a $17,000 letter of credit provided by an affiliate of the partner.

(h)
The construction loan has a maximum borrowing amount of $55,500 and provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points each.  The joint venture has a swap agreement that fixes the all-in rate to 3.0875 percent per annum on an initial notional amount of $1,840, increasing to $52,000, for the period from September 3, 2013 to November 2, 2015.

(i)	The construction loan with a maximum borrowing amount of $83,113 was converted to a permanent loan on December 26,2014 with a maximum borrowing amount of $80,249
(j)	The construction loan has a maximum borrowing amount of $91,000 and provides, subject to certain conditions, a one-year extension option with a fee of 25 basis points.
(k)	The Company also owns a 50 percent interest in a vacant land parcel to accommodate the development of approximately 295 additional units of which 252 are currently approved.
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

(t)	The mortgage loan has two one-year extension options, subject to certain conditions, and includes a $25 million construction escrow with a balance of $15.8 million to be drawn at December 31, 2014.
(u)
The Company’s equity interests in the joint ventures will be subordinated to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(v)
Principal balance of $127,600 bears interest at 5.114 percent and matures in August 27, 2023; principal balance of $65,786 bears interest at rates ranging from LIBOR+5.0 percent to LIBOR+5.75 percent and matures in August 27, 2016; principal balance of $10,425 bears interest at LIBOR+6.0 percent matures in August 27, 2015.

(w)
Includes the Company’s pari-passu interests of $6.2 million in five properties and Company’s subordinated equity interests to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally (See Note 3: Real Estate Transactions – Sales).

(x)
Principal balance of $41,240 bears interest at 4.95 percent and matures on July 1, 2017; principal balance of $70,903 bears interest at rates ranging from 5.65 percent to 6.75 percent and matures on September 9, 2017; principal balance of $14,250 bears interest at 4.88 percent and matures on July 6, 2024; principal balance of $63,400 bears interest at 4.93 percent and matures on July 6, 2044; principal balance of $15,050 bears interest at 4.71 percent and matures on August 6, 2044.

(y)
Balance includes: (i) mortgage loan, collateralized by the hotel property, with a balance of $61,519, bears interest at 6.15 percent and matures in November 2016, and (ii) loan with a balance of $4.1 million, bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 1, 2020.  The Company posted a $4.1 million letter of credit in support of this loan, half of which is indemnified by the partner.

(z)	The joint venture collected net proceeds of $47.2 million at maturity, of which the Company received its share of $37.8 million on August 6, 2014.
(aa)	The construction/permanent loan has a maximum borrowing amount of $192,000.
(ab)	See discussion in Unconsolidated Joint Venture Transactions following in this footnote.
(ac)
Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12.  See discussion in Unconsolidated Joint Venture Transactions following in this footnote.

(ad)
The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company's operations in the near term.

(ae)  See Note 10: Mortgages, Loans Payable and Other Obligations for debt secured by interests in these assets.
(af)	The negative carrying amount for this venture of $1,854 and $1,706 as of December 31, 2014 and 2013, respectively, were included in accounts payable, accrued expenses and other liabilities.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the years ended December 31, 2014 and 2013: (dollars in thousands)

	Year Ended December 31,
Entity / Property Name	2014	2013	2012
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$(19)	$(540)	$13
RoseGarden Monaco Holdings, L.L.C./ Monaco	(1,040)	(1,560)	(311)
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station	(853)	(1,131)	(197)
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial	-	(606)	(533)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(345)	(509)	(25)
Overlook Ridge JV, L.L.C./ Quarrystone at Overlook Ridge	-	-	-
Overlook Ridge JV 2C/3B, L.L.C./The Chase at Overlook Ridge	(384)	293	(11)
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial	(2,139)	(985)	(142)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	(203)	(345)	(83)
Crystal House Apartments Investors LLC / Crystal House	(139)	(2,639)	-
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7	(1,163)	(421)	(5)
PruRose Port Imperial South 13, LLC / RiverParc at Port Imperial	(863)	(664)	(87)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(646)	(740)	-
RoseGarden Marbella South, L.L.C./ Marbella II	-	(57)	(13)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	(15)	(157)	-
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(150)	-	-
Capitol Place Mezz LLC / Station Townhouses	(75)	-	-
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	(218)	-	-
RoseGarden Monaco, L.L.C./ San Remo Land	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	(54)	(77)	-
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	380	372	360
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	106	74	427
BNES Associates III / Offices at Crystal Lake	240	(14)	(323)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	(10)	(35)	-
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	(1,887)	(913)	-
Keystone-Penn	-	-	-
Keystone-TriState	(318)	-	-
KPG-MCG Curtis JV, L.L.C./ Curtis Center	624	-	-
Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	320	99	30
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(102)	(230)	(80)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	2,602	2,519	2,368
Stamford SM LLC / Senior Mezzanine Loan	2,337	3,719	3,078
Other	1,591	2,220	(377)
Company's equity in earnings (loss) of unconsolidated joint ventures	$(2,423)	$(2,327)	$4,089

The following is a summary of the combined financial position of the unconsolidated joint ventures in which the Company had investment interests as of December 31, 2014 and 2013: (dollars in thousands)

	December 31,	December 31,
	2014	2013
Assets:
Rental property, net	$1,534,812	$755,038
Loan receivable	-	45,050
Other assets	398,173	582,989
Total assets	$1,932,985	$1,383,077
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$1,060,020	$637,709
Other liabilities	211,340	87,231
Partners'/members' capital	661,625	658,137
Total liabilities and
partners'/members' capital	$1,932,985	$1,383,077

The following is a summary of the combined results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the years ended December 31, 2014, 2013 and 2012: (dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Total revenues	$305,034	$255,510	$68,183
Operating and other expenses	(233,320)	(217,739)	(37,008)
Depreciation and amortization	(42,985)	(32,889)	(10,139)
Interest expense	(32,862)	(16,709)	(6,775)
Net income (loss)	$(4,133)	$(11,827)	$14,261

Unconsolidated Joint Venture Transactions
2014
Harborside Unit A Urban Renewal, L.L.C.
On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $65.1 million have been incurred by URL-Harborside through December 31, 2014).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.   The URL Project has been awarded up to $33 million in future tax credits (“URL Tax Credits”), subject to certain conditions, from the New Jersey Economic Development Authority.  The venture has an agreement to sell these credits, subject to certain conditions.  On August 1, 2014, the venture obtained a construction/permanent loan with a maximum borrowing amount of $192 million (with no balance currently outstanding as of December 31, 2014), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company currently expects that it will fund approximately $59.1 million of the remaining development costs of the project, net of the loan financing.

The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as, approval of budgets, property financings and leasing guidelines.  Upon entering into the joint venture, the Company’s initial contribution was $30.6 million, which included a capital credit of $30 per approved developable square foot for its contributed land aggregating approximately $20.6 million with the balance consisting of previously incurred development costs, and ISA’s initial contribution was approximately $5.4 million.  Included in the Company’s investment in the unconsolidated joint venture is its land contribution with a carrying amount of $5.5 million.  The Company has funded an additional $19.2 million in development costs for the venture through December 31, 2014.

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

KPG-MCG Curtis JV, LLC / Curtis Center
On June 6, 2014, the Company and an affiliate of Keystone Property Group (“KPG”) acquired 50 percent tenants-in-common interests each for $62.5 million in Curtis Center, an 885,000 square foot commercial office property  located at 601 Walnut Street in Philadelphia, Pennsylvania (the “Curtis Center Property”), which amounted to a total purchase price of  approximately $125.0 million for the property.  In connection with the transaction, the Company provided short-term loans to KPG affiliates, as follows:  a 90-day, $52.3 million loan which bore interest at an annual rate of 3.5 percent payable at maturity, which was collateralized by the KPG affiliates’ interest in the Curtis Center Property; and a 90-day, $10 million loan which also bore interest at an annual rate of 3.5 percent payable at maturity.  The $10 million loan was repaid in full on September 2, 2014 and the $52.3 million loan was repaid in full on October 1, 2014.  The investments were funded by the Company primarily through borrowing under its revolving credit facility.  The venture plans to reposition the property into a mixed-use property by converting a portion of existing office space into multi-family rental apartments.

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

2013
150 Main Street, L.L.C.
On October 23, 2012, the Company had acquired a 26.25 percent interest in a to-be-built, 108-unit multi-family rental property located in Eastchester, New York (the “Eastchester Project”) for approximately $2.1 million.  The remaining interests in the development project-owning entity, 150 Main Street, L.L.C. (“Eastchester”) was owned 26.25 percent by JMP Eastchester, L.L.C. and 47.5 percent by Hudson Valley Land Holdings, L.L.C. (“HVLH”).

The operating agreement of Eastchester provided, among other things, for the distribution of net operating cash flow to the members, as follows:

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

The Eastchester Project began construction in late 2013.  Estimated total development costs of $50 million (of which $13.9 million have been incurred through December 31, 2014) are expected to be funded with a $28.8 million construction loan and the balance of $21.2 million from member’s capital, of which the Company’s share is $20.9 million.

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

CHAI obtained a mortgage loan on the acquired property, which has a balance of $165 million as of December 31, 2014, bears interest at 3.17 percent and matures in April 2020.  The loan, which is interest-only during the initial 5-year term and amortizable over a 30-year period for the remaining term, is collateralized by the Crystal House Property.

KPG-P 100 IMW JV, LLC
On December 9, 2013, the Company entered into a joint venture partnership with the Keystone Property Group (“KPG”) and Parkway Corporation (“Parkway”) to form KPG-P 100 IMW JV, LLC (“KPG-P”).  The Company acquired a 33.33 percent indirect interest in KPG-IMW Owner, LLC (“KPG-IMW”), an entity that owns a nine- story, approximately 400,000 square-foot office building located at 100 Independence Mall West in Philadelphia, Pennsylvania (“100 IMW Property”) for $2.8 million.  The 100 IMW Property was acquired for approximately $40.5 million.  As part of a more than $20-million reinvestment strategy for 100 IMW Property, the partnership is planning upgrades to the building’s common areas, as well as build-out of offices and the conversion of approximately 55,000 square feet of lower-level space into a 110-space parking garage that will be managed by Parkway.

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

KPG-IMW obtained a mortgage loan collateralized by 100 IMW Property, which has a balance of $61.5 million as of December 31, 2014, bears interest at LIBOR plus 700 basis points and matures in September 2016 and has two one-year extension options, subject to certain conditions, and includes a $25 million construction reserve with a balance of $15.8 million at December 31, 2014.

Capitol Place Mezz LLC
On December 23, 2013, the Company entered into a joint venture with FB Capitol Place LLC (“FB”) to form Capitol Place Mezz LLC (“Capitol”).  The Company acquired a 50 percent ownership interest in an entity that owns a 377-unit multi-family development project that includes approximately 25,000 square feet of retail space and a 309-space underground parking garage, which are currently under construction, located at 701 2nd Street, NE in Washington, D.C. (the “WDC Project”) for approximately $46.5 million. It is expected that the WDC Project will be completed by mid-2015, with leasing beginning in the first quarter 2015.  The venture expects to incur approximately $194.4 million in total estimated costs to complete the WDC Project, of which $171.5 million has been incurred through December 31, 2014.  The Company is not required to fund any additional costs (with some limitation) for the completion of the WDC Project beyond its $46.5 million initial contribution.

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

The WDC Project has a 20-year construction loan of $100.7 million with a balance of $74 million as of December 31, 2014.  The loan bears interest at 4.82 percent and matures in July 2033.  The loan is amortizable over a 30-year period starting in August 2017.

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	December 31,
(dollars in thousands)	2014	2013
Deferred leasing costs	$239,138	$258,648
Deferred financing costs	24,042	25,366
	263,180	284,014
Accumulated amortization	(122,358)	(131,669)
Deferred charges, net	140,822	152,345
Notes receivable (1)	21,491	21,986
In-place lease values, related intangibles and other assets, net (2) (3)	6,565	13,659
Goodwill	2,945	2,945
Prepaid expenses and other assets, net	32,827	27,584

Total deferred charges, goodwill and other assets, net	$204,650	$218,519

(1)
Includes as of December 31, 2014: a mortgage receivable for $10.4 million which bears interest at LIBOR plus six percent and matures in August 2015; a note receivable for $7.8 million which bears interest at eight percent and matures in October 2017; and an interest-free note receivable with a net present value of $3.3 million and matures in April 2023.  The Company believes these balances are fully collectable.

(2)
In accordance with ASC 805, Business Combinations, the Company recognizes rental revenue of acquired above and below market lease intangibles over the terms of the respective leases.  The impact of amortizating the acquired above and below-market lease intangibles increased revenue by approximately $0.7 million, $1.5 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The following table summarizes, as of December 31, 2014, the scheduled amortization of the Company’s acquired above and below-market lease intangibles for each of the five succeeding years (dollars in thousands).

	Acquired Above-	Acquired Below-
	Market Lease	Market Lease	Total
Year	Intangibles	Intangibles	Amortization
2015	$(338)	$564	$226
2016	(288)	370	82
2017	(261)	364	103
2018	(233)	310	77
2019	(209)	156	(53)

(3)
In accordance with ASC 805, Business Combinations, the value of acquired in-place lease intangibles are amortized to expense over the remaining initial terms of the respective leases.  The impact of the amortization of acquired in-place lease values is included in depreciation and amortization expense and amounted to approximately $6.9 million, $10.7 million and $10.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The following table summarizes, as of December 31, 2014, the scheduled amortization of the Company’s acquired in-place lease values for each of the five succeeding years (dollars in thousands).

Year
2015	$1,231
2016	1,224
2017	918
2018	-
2019	-

DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not have any derivative instruments designated as cash flow hedges.  The following table summarizes the notional and fair value of the Company’s derivative financial instruments, designated as fair value hedges, as of December 31, 2014 (dollars in thousands):

	Notional		Strike	Effective	Expiration
	Value	(a)	Rate	Date	Date	Fair Value
LIBOR Cap	$51,000		1.5%	September 2014	October 2015	$1
LIBOR Cap	24,000		1.5%	September 2014	October 2015	1
LIBOR Cap	51,000		1.75%	October 2015	October 2016	64
LIBOR Cap	24,000		1.75%	October 2015	October 2016	29
						$95

(a)	The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

The Company includes these derivative financial instruments in deferred charges, goodwill and other assets, net.  As changes in the fair value of these derivative financial instruments are recorded in earnings, during the year ended December 31, 2014, the Company recorded a loss on the change in fair value of $79,000, which is included in interest and other investment income in the consolidated statements of operations.

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

	December 31,
	2014	2013
Security deposits	$7,795	$8,534
Escrow and other reserve funds	26,450	11,260

Total restricted cash	$34,245	$19,794

7.    DISCONTINUED OPERATIONS

On January 1, 2014, the Company early adopted the new discontinued operations accounting standard and as the properties sold during the year ended December 31, 2014 did not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.  See Note 3: Real Estate Transactions – Sales.

During the year ended December 31, 2013, the Company disposed of 24 office properties located in New York, New Jersey, Pennsylvania and Connecticut aggregating 3 million square feet and three developable land parcels for total net sales proceeds of approximately $390.6 million.  The Company has presented these properties as discontinued operations in its statements of operations for all periods presented.  See Note 3: Real Estate Transactions – Sales.

During the year ended December 31, 2012, as the Company disposed of 2200 Renaissance Boulevard in King of Prussia, Pennsylvania; 95 Chestnut Ridge Road in Montvale, New Jersey; and three office buildings in Moorestown, New Jersey, the Company has presented these properties as discontinued operations in its statements of operations for all periods presented.

The following table summarizes income from discontinued operations and the related realized gains (losses) and unrealized losses on disposition of rental property and impairments, net, for the years ended December 31, 2013 and 2012: (dollars in thousands)

Year Ended December 31,
	2013	2012
Total revenues	$33,601	$66,882
Operating and other expenses	(13,454)	(26,484)
Depreciation and amortization	(8,218)	(17,765)
Interest expense	(118)	(755)

Income from discontinued operations	11,811	21,878

Loss from early extinguishment of debt	(703)	-
Impairments (1)	(23,851)	(8,400)

Unrealized losses on disposition of rental property (2)	-	(9,213)
Realized gains on disposition of rental property	83,371	4,438
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	59,520	(13,175)

Total discontinued operations, net	$70,628	$8,703

(1)      Represents impairment charges recorded on certain properties prior to their sale.
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

8.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of December 31, 2014 and 2013 is as follows:  (dollars in thousands)

	December 31,		Effective
	2014	2013	Rate (1)
5.125% Senior Unsecured Notes, due February 15, 2014 (2)	-	$200,030	5.110%
5.125% Senior Unsecured Notes, due January 15, 2015 (3)	-	149,902	5.297%
5.800% Senior Unsecured Notes, due January 15, 2016	$200,086	200,161	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	249,150	248,855	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	249,013	248,799	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,565	299,505	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	269,930	269,323	3.517%

Total senior unsecured notes	$1,267,744	$1,616,575

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.
(2)	On February 17, 2014, the Company repaid these notes at their maturity using available cash and borrowings on the Company’s unsecured revolving credit facility.
(3)
These notes were redeemed on December 17, 2014. The redemption price, including a make-whole premium, was 100.380 percent of the principal amount of the Notes, plus all accrued and unpaid interest up to the Redemption Date. The Company funded the redemption price, including accrued and unpaid interest, of approximately $153.8 million using available cash and borrowings on the Company’s unsecured revolving credit facility.  In connection with the redemption, the Company recorded approximately $0.6 million as a loss from early extinguishment of debt (including the write-off of unamortized deferred financing costs).

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants as of December 31, 2014.

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

Operating Partnership's	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points	Facility Fee
Higher of S&P or Moody's	Above LIBOR	Basis Points
No ratings or less than BBB-/Baa3	170.0	35.0
BBB- or Baa3 (current)	130.0	30.0
BBB or Baa2	110.0	20.0
BBB+ or Baa1	100.0	15.0
A- or A3 or higher	92.5	12.5

The facility has a competitive bid feature, which allows the Company to solicit bids from lenders under the facility to borrow up to $300 million at interest rates less than those above.

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the Company to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants as of December 31, 2014.

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

As of December 31, 2014 and 2013, the Company had no outstanding borrowings under its unsecured revolving credit facility.

Through July 15, 2013, the Company had a $600 million unsecured revolving credit facility, which had an interest rate on outstanding borrowings of LIBOR plus 125 basis points and a facility fee of 25 basis points.

10. MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of December 31, 2014, 30 of the Company’s properties, with a total book value of approximately $998 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  Except as noted below, the Company was in compliance with its debt covenants as of December 31, 2014.

A summary of the Company’s mortgages, loans payable and other obligations as of December 31, 2014 and 2013 is as follows: (dollars in thousands)

		Effective		December 31,
Property Name	Lender	Rate (a)		2014		2013	Maturity
6301 Ivy Lane (b)	RGA Reinsurance Company	5.520%		-		$5,447	-
395 West Passaic (c)	State Farm Life Insurance Co.	6.004%		-		9,719	-
35 Waterview Boulevard (d)	Wells Fargo CMBS	6.348%		-		18,417	-
233 Canoe Brook Road (e)	The Provident Bank	4.375%		-		3,877	-
Port Imperial South 4/5 (f)	Wells Fargo Bank N.A.	LIBOR+3.50%		-		36,950	-
6 Becker, 85 Livingston,	Wells Fargo CMBS	10.260%		$65,035		64,233	08/11/14	(h)
75 Livingston &
20 Waterview (g)
4 Sylvan	Wells Fargo CMBS	10.260%		14,575		14,538	08/11/14	(h)
10 Independence	Wells Fargo CMBS	10.260%		16,924		16,638	08/11/14	(h)
Overlook - Site IIID,IIIC, IIIA (i)	Wells Fargo Bank N.A.	LIBOR+3.50%		17,260		-	03/02/15
Overlook - Site IIB (Quarrystone I) (i)	Wells Fargo Bank N.A.	LIBOR+2.50%		5,787		-	04/14/15
9200 Edmonston Road (j)	Principal Commercial Funding L.L.C.	5.534%		3,951		4,115	05/01/15
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+1.75%		44,119		43,278	09/19/15
4 Becker	Wells Fargo CMBS	9.550%		39,421		38,820	05/11/16
5 Becker (k)	Wells Fargo CMBS	12.830%		13,867		13,092	05/11/16
210 Clay (l)	Wells Fargo CMBS	13.420%		13,330		12,767	05/11/16
Curtis Center (m)	CCRE & PREFG	LIBOR+5.912%	(p)	64,000		-	10/09/16
Various (n)	Prudential Insurance	6.332%		145,557		147,477	01/15/17
150 Main St.	Webster Bank	LIBOR+2.35%		1,193	(r)	-	03/30/17
23 Main Street	JPMorgan CMBS	5.587%		29,210		29,843	09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%		221,563		225,139	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%		18,542		18,792	02/01/19
One River Center (o)	Guardian Life Insurance Co.	7.311%		42,476		43,049	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872%	(q)	27,500		-	04/10/19
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%		4,000		-	12/01/21
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%		32,600		-	12/01/29

Total mortgages, loans payable and other obligations				$820,910		$746,191

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On April 1, 2014, the Company repaid the mortgage loan at par, using available cash.
(c)	On May 1, 2014, the Company repaid the mortgage loan at par, using available cash.
(d)	On May 12, 2014, the Company repaid the mortgage loan at par, using borrowings on the Company’s unsecured revolving credit facility.
(e)	On April 30, 2014, the Company repaid the mortgage loan at par, using available cash.
(f)	On November 3, 2014, the Company refinanced the mortgage loan with a different lender.
(g)	Mortgage is cross collateralized by the four properties.
(h)	The loan was not repaid at maturity and the Company has begun discussions with the lender regarding a potential deed-in-lieu of foreclosure in satisfaction of the obligation.
(i)
On August 15, 2014, the Company assumed these loans as a result of its acquisition of interests which increased its ownership to 100 percent in certain previously unconsolidated joint ventures which owned developable land.

(j)
The mortgage loan originally matured on May 1, 2013.  The maturity date was extended until May 1, 2015 with the same interest rate.  Excess cash flow, as defined, is being held by the lender for re-leasing costs.  The deed for the property was placed in escrow and is available to the lender in the event of default or non-payment at maturity.

(k)
The cash flow from this property is insufficient to cover operating costs and debt service.  Consequently, the Company notified the lender and suspended debt service payments in August 2013.  The Company has begun discussions with the lender regarding a deed-in-lieu of foreclosure and began remitting available cash flow to the lender effective August 2013.

(l)	The cash flow from this property is insufficient to cover operating costs and debt service. Consequently, the Company notified the lender and suspended debt service payments in January 2015.
(m)
The Company, owns a 50 percent tenants-in-common interest in the Curtis Center Property.  The Company’s $64.0 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 3.455 percent at December 31, 2014 and its 50 percent interest in a $26 million mezzanine loan (with a maximum borrowing capacity of $48 million) with a current rate of 9.661 percent at December 31, 2014.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  The Company has entered into LIBOR caps for the periods of the loans.  The loans provide for three one-year extension options.

(n)	Mortgage is cross collateralized by seven properties. The Company has agreed, subject to certain conditions, to guarantee repayment of a portion of the loan.
(o)	Mortgage is collateralized by the three properties comprising One River Center.
(p)	The effective interest rate includes amortization of deferred financing costs of 1.362 percent.
(q)	The effective interest rate includes amortization of deferred financing costs of 0.122 percent.
(r)	This construction loan has a maximum borrowing capacity of $28.8 million.

SCHEDULED PRINCIPAL PAYMENTS
Scheduled principal payments for the Company’s senior unsecured notes (see Note 8), unsecured revolving credit facility (see Note 9) and mortgages, loans payable and other obligations as of December 31, 2014 are as follows: (dollars in thousands)

	Scheduled	Principal
Period	Amortization	Maturities	Total
2015	$8,811	$167,589	$176,400
2016	8,311	333,272	341,583
2017	7,275	392,345	399,620
2018	7,311	231,536	238,847
2019	723	331,567	332,290
Thereafter	6,329	605,205	611,534
Sub-total	38,760	2,061,514	2,100,274
Adjustment for unamortized debt
discount/premium, net, as of
December 31, 2014	(11,620)	-	(11,620)

Totals/Weighted Average	$27,140	$2,061,514	$2,088,654

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the years ended December 31, 2014, 2013 and 2012 was $119,664,000, $123,213,000 and $120,089,000, respectively.  Interest capitalized by the Company for the years ended December 31, 2014, 2013 and 2012 was $15,470,000, $12,885,000, and $4,342,000, respectively (of which these amounts included $4,646,000, $1,326,000 and $235,000 for the years ended December 31, 2014, 2013 and 2012, respectively, for interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS
As of December 31, 2014, the Company’s total indebtedness of $2,088,654,000 (weighted average interest rate of 5.64 percent) was comprised of $159,860,000 of variable rate mortgage debt (weighted average rate of 3.83 percent) and fixed rate debt and other obligations of $1,928,794,000 (weighted average rate of 5.79 percent).

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

11. EMPLOYEE BENEFIT 401(k) PLANS AND DEFERRED RETIREMENT COMPENSATION AGREEMENTS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the years ended December 31, 2014, 2013 and 2012 was zero, $117,000 and $7,000, respectively.

On September 12, 2012, the Board of Directors of the Company approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”).  Pursuant to the Deferred Retirement Compensation Agreements, the Company was to make annual contributions of stock units (“Stock Units”) representing shares of the Company’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each Messrs. Hersh, Lefkowitz and Thomas.  In connection with Messrs. Lefkowitz and Thomas’ separation from service to the Company effective March 31, 2014, the Company agreed to make cash payments totaling $1.2 million for all vested and unvested Stock Units and future cash contributions pursuant to their respective Deferred Retirement Compensation Agreements (see Note 13: Commitments and Contingencies – Departure of Executive Officers).  The annual contribution for Mr. Hersh was in an amount of Stock Units equal to $500,000.  Vesting of each annual contribution of Stock Units was to occur on December 31 of each year, subject to continued employment.  Upon the payment of dividends on the Company’s common stock, Mr. Hersh was entitled to dividend equivalent payments in respect of both vested and unvested Stock Units payable in the form of additional Stock Units.  The Stock Units were to become payable to Mr. Hersh within 30 days after the earliest of any of the following triggering events: (a) Mr. Hersh’s death or disability; (b) the date of Mr. Hersh’s separation from service to the Company; and (c) the effective date of a change in control, in each case as such terms are defined in Mr. Hersh’s employment agreement.  Upon the occurrence of a triggering event, the Stock Units were to be paid in cash based on the closing price of the Company’s common stock on the date of such triggering event.  In connection with the announcement of Mr. Hersh’s separation from service to the Company effective May 11, 2015, the Company agreed to make cash payments of $2.3 million on the separation date for all vested and unvested Stock Units and future cash contributions pursuant to his Deferred Retirement Compensation Agreement (See Note 13: Commitments and Contingencies – Departure of Executive Officers).  The Company granted 36,347 Stock Units, including 966 additional Stock Units on accrued dividends, in the year ended December 31, 2014.  Total expense recognized by the Company under the Deferred Retirement Compensation Agreements for the years ended December 31, 2014, 2013 and 2012 was $2,957,000, $595,000 and zero, respectively.  See Note 13: Commitments and Contingencies– Departure of Executive Officers related to the amount for the year ended December 31, 2014.

12.  DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments at December 31, 2014 and 2013.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2014 and 2013.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes and mortgages, loans payable and other obligations aggregated approximately $2,133,214,000 and $2,407,802,000 as compared to the book value of approximately $2,088,654,000 and $2,362,766,000 as of December 31, 2014 and 2013, respectively.  The fair value of the Company’s long-term debt  was categorized as a level 3 basis, (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2014 and 2013.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2014 and current estimates of fair value may differ significantly from the amounts presented herein.

13.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $990,000 for each of the years ended December 31, 2014, 2013 and 2012, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $3.4 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of December 31, 2014, are as follows: (dollars in thousands)

Year	Amount
2015	$371
2016	371
2017	267
2018	232
2019	235
2020 through 2084	15,584

Total	$17,060

Ground lease expense incurred by the Company during the years ended December 31, 2014, 2013 and 2012 amounted to $406,000, $406,000 and $406,000, respectively.

ROSELAND CONTINGENT CONSIDERATION
The purchase price for the Roseland Transaction included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  The Earn Out largely represents contingent consideration and requires the Company to pay Roseland Partners up to an aggregate maximum of $15.6 million.  The Earn Out is based on defined criteria, as follows: (i) the Roseland Assets component of up to $8.6 million for the completion of certain developments ($2.8 million), and the start of construction on others ($2.8 million), obtaining tax credits/grants on others ($3.0 million), all of which are payable over various periods of up to three years; and (ii) total return to shareholders for up to an additional $7 million, based on a total return to shareholders measured on a three year cumulative basis and on discrete years, both on an absolute basis and in comparison to a peer group.  Each of the Earn Out elements were separately valued as of the acquisition date with an aggregate fair value of contingent consideration of approximately $10 million (representing $6.3 million for the Roseland Assets and $3.7 million for the total return to shareholders component).  During the years ended December 31, 2014 and 2013, the Company recognized benefits of $1.5 million and $2.3 million, respectively, related to a decline in  fair value in the Earn Out liability, which is included in Interest and other investment income for the period.  Prospectively, the Earn Out liability will be remeasured at fair value quarterly until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting).  The measures of the Earn Out are based on significant inputs that are not observable in the market, which ASC 820 refers to as level 3 inputs.  In addition to an appropriate discount rate, the key assumption affecting the valuation for the Roseland Assets component was the probability of occurrence of the payment events under the relevant provisions (management assumed between 92 and 99 percent for completion/start criteria and 50 percent for the tax credit/grant criteria in its initial valuation).  The valuation of the TRS component includes assumptions for the risk-free rate and various other factors (i.e., stock price, dividend levels and volatility) for the Company and the relevant peer group, as defined in the Earn Out agreement.  As a result of the achievement of certain of the defined criteria, the Company paid Roseland Partners $2.8 million on January 25, 2013, $1.4 million on March 21, 2014 and $1.4 million on September 17, 2014 related to the Roseland Assets component of the Earn Out.  On July 28, 2014, the Company  paid $1 million of the $3 million Earn Out related to certain tax credits/grants.  The $1 million payment had previously been at the chief executive officer’s discretion and was being accrued over the three-year period as compensation expense, and not as contingent consideration of the purchase price.  As of December 31, 2014, the balance of the Earn Out liabilities amounted to $0.9 million.  See Roseland Transaction Modifications following in this Note.

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

On November 4, 2014, the Company announced that Mitchell E. Hersh will step down as President and Chief Executive Officer of the Company effective May 11, 2015 (the “Separation Date”) and will not stand for re-election to the Company’s Board of Directors (the “Board of Directors”) at the 2015 annual meeting of the Company’s stockholders. In connection with Mr. Hersh’s departure from the Company, the Company and Mr. Hersh entered into a Separation and General Release Agreement (the “Separation Agreement”) dated November 4, 2014 (the “Effective Date”). The Separation Agreement provides that Mr. Hersh’s employment with the Company is being terminated without cause, and further provides, pursuant to the terms of Mr. Hersh’s employment agreement, multi-year performance award agreement, TSR-based performance award agreement and deferred retirement compensation agreement, for (i) a cash payment to Mr. Hersh of $8 million, (ii) payment of the premiums for the continuation of Mr. Hersh’s health, dental and vision insurance for 48 months following the Separation Date, (iii) vesting of 210,000 shares of restricted common stock pursuant to Mr. Hersh’s multi-year performance award agreement, (iv) a cash payment equal to the sum of (X) $504,000, plus (Y) the product of (1) 210,000 multiplied by (2) the aggregate amount of dividends on the Company’s common stock that are declared and paid between the Effective Date and the Separation Date in payment of accrued but unpaid dividend equivalents pursuant to his multi-year performance award agreement, (v) issuance of 41,811 shares of common stock of the Company (the “Deferred Shares”) pursuant to the acceleration of vesting of 675 performance shares pursuant to Mr. Hersh’s TSR-based performance award agreement, and (vi) a cash payment of $2,311,792 pursuant to Mr. Hersh’s deferred retirement compensation award agreement. All such cash amounts and Deferred Shares will be paid to Mr. Hersh on the date that is six months and one day from the Separation Date, except in the event of death or if the payment event is due to Mr. Hersh’s disability, in which case the payments will occur shortly after such death or disability. Under the terms of the Separation Agreement, Mr. Hersh will continue to receive his base salary in accordance with his employment agreement and will continue to be eligible to participate in the Company’s executive incentive compensation and bonus programs. In addition, upon departure Mr. Hersh will also be entitled to receive his accrued but unpaid base salary and to have his expenses reimbursed. The Separation Agreement provides that the Separation Date may be extended at the election of the Company to June 30, 2015 or accelerated by Mr. Hersh for good reason, as such term is defined in the Separation Agreement.

The Company’s total estimated costs for the pending departure of the Company’s Chief Executive Officer and of the departure of certain of the Company’s executive officers of approximately $23.8 million during the year ended December 31, 2014 was included in general and administrative expense (approximately $11.6 million was included in accounts payable, accrued expenses and other liabilities as of December 31, 2014).

ROSELAND TRANSACTION MODIFICATIONS
On July 18, 2014, the Company entered into separation agreements (the “Roseland Separation Agreements”) with each of Bradford R. Klatt and Carl Goldberg, formerly principals of Roseland Partners who have served as co-presidents of Roseland Management since the Company acquired the Roseland Business in October 2012.  The Separation Agreements provide that the employment agreements of Messrs. Klatt and Goldberg terminate and that they shall resign as co-presidents of Roseland Management effective October 23, 2014 (the “Roseland Separation Date”).  Also on July 18, 2014, the Company amended its purchase agreement with the sellers of the Roseland Business (the “Roseland Amendment”) to modify certain terms of the Roseland Transaction in connection with the departures of Messrs. Klatt and Goldberg.  In addition, Mr. Goldberg entered into a consulting agreement with Roseland Management (the “Consulting Agreement”) pursuant to which he shall provide consulting services for a period of one year following the Separation Date for $400,000 payable in four, equal quarterly installments.

Pursuant to the Roseland Separation Agreements, each of Messrs. Klatt and Goldberg received a separation payment of $750,000 within five days following the Roseland Separation Date, and shall receive an additional payment of $500,000 in full satisfaction of any and all bonus payments under their respective employment agreements, which amount shall be paid six months after the date of their “separation from service” as defined in Section 409A of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations and other guidance promulgated thereunder.  The Roseland Separation Agreements also contain customary mutual releases of claims and non-disparagement provisions, and Mr. Goldberg’s Consulting Agreement contains customary non-compete, confidentiality and indemnification covenants.  Mr. Goldberg’s Separation Agreement also provides that Roseland Management shall pay the premiums for the continuation of his existing health insurance for a period of one year from the Roseland Separation Date or until any earlier termination of his Consulting Agreement.

The Roseland Amendment provides for the following material modifications to the Roseland Transaction:

1.
The non-competition covenants as they apply to Messrs. Klatt and Goldberg shall terminate on the Roseland Separation Date, and the non-competition covenants as they apply to Marshall Tycher shall be amended to permit Mr. Tycher to invest in certain future, family-controlled business ventures, subject to a right of first offer by the Company to make an investment of at least 50 percent in multi-family properties or projects covered by the right of first offer;

2.
The release to the sellers of the Roseland Business of all remaining funds held in the indemnity escrow account and the acceleration of the effectiveness of certain indemnity covenants to the Roseland Separation Date; and

3.	The payment of $1 million of the $3 million Earn Out related to certain tax credits/grants.

The Company’s total estimated costs related to the Roseland Separation Agreements and Roseland Amendment of approximately $1.1 million in the year ended December 31, 2014 was included in general and administrative expense.  Included in accounts payable, accrued expense and other liabilities as of December 31, 2014 was $1.0 million related to the Roseland Separation Agreements and Roseland Amendment.

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net book value of approximately $125.3 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.

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

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey.  Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad scheduled to be completed in late 2016.  The Company expects to incur costs of approximately $25.3 million for the development of the site (of which the Company has incurred $8.0 million through December 31, 2014).

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

Future minimum rentals to be received under non-cancelable commercial operating leases at December 31, 2014 are as follows (dollars in thousands):

Year	Amount
2015	$454,461
2016	420,115
2017	368,666
2018	288,977
2019	234,368
2020 and thereafter	934,117

Total	$2,700,704

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

SHARE REPURCHASE PROGRAM
In September 2012, the Board of Directors renewed and authorized an increase to the Company’s repurchase program (“Repurchase Program”).  The Company has authorization to repurchase up to $150 million of its outstanding common stock under the renewed Repurchase Program, which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  The Company has purchased and retired 394,625 shares of its outstanding common stock for an aggregate cost of approximately $11 million (all of which occurred in the year ended December 31, 2012), with a remaining authorization under the Repurchase Program of $139 million.

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

STOCK OPTION PLANS
In May 2013, the Company established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In May 2004, the Company established the 2004 Incentive Stock Plan (the “2004 Plan”) under which a total of 2,500,000 shares had been reserved for issuance.  The 2004 Plan was terminated upon establishment of the 2013 Plan.  No options were granted under the 2004 Plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Company approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of 10 years.  As of December 31, 2014 and 2013, the stock options outstanding had a weighted average remaining contractual life of approximately 4.9 and 0.7 years, respectively.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2012	183,870	$29.51	-
Exercised/Cancelled	-	-
Outstanding at December 31, 2012 ($28.47 – $45.47)	183,870	$29.51	-
Lapsed or Cancelled	(168,870)	28.53
Outstanding at December 31, 2013 ($35.59 – $45.47)	15,000	$40.54	-
Granted	5,000	21.25
Lapsed or Cancelled	(10,000)	38.07
Outstanding at December 31, 2014 ($21.25 – $45.47)	10,000	$33.36	-
Options exercisable at December 31, 2014	5,000
Available for grant at December 31, 2014	4,424,013

The weighted average fair value of options granted during the year ended December 31, 2014 was $1.71 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model.  The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the year ended December 31, 2014:

Expected life (in years)	6
Risk-free interest rate	1.50%
Volatility	20.26%
Dividend yield	5.65%

There were no stock options exercised under all stock option plans for the years ended December 31, 2014, 2013 and 2012.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $4,000, zero and zero for the years ended December 31, 2014, 2013 and 2012, respectively.

RESTRICTED STOCK AWARDS
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and nonemployee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 346,946 unvested shares were legally outstanding at December 31, 2014.  Of the Restricted Stock Awards issued to executive officers and senior management, 210,000 were contingent upon the Company meeting certain performance goals to be set by the Executive Compensation and Option Committee of the Board of Directors of the Company each year (“Performance Shares”), with the remaining based on time and service. These Performance Shares are not considered granted until the performance goals are set.  All currently outstanding and unvested Restricted Stock Awards provided to the officers and certain other employees were issued under the 2013 Plan and 2004 Plan.  Currently outstanding and unvested Restricted Stock Awards provided to directors were issued under the 2013 Plan.

On September 12, 2012, the Board of Directors of the Company approved the recommendations and ratified the determinations of the Executive Compensation and Option Committee of the Board of Directors (the “Committee”) with respect to new Restricted Stock Awards totaling 319,667 shares for those executive officers in place on such date.  The new Restricted Stock Awards may vest commencing January 1, 2014 and with the number of Restricted Stock Awards scheduled to be vested and earned on each vesting date on an annual basis over a five to seven year vesting schedule, with each annual vesting of each tranche of Restricted Stock Awards being subject to the attainment of annual performance targets to be set by the Committee for each year.  As the Committee determined that the performance targets for the year ended December 31, 2013 were not satisfied, 63,933 shares due to vest on January 1, 2014 did not vest. Such shares may vest on any subsequent vesting date provided that the performance targets for the subsequent calendar year are met. Amounts recorded as compensation expense pertaining to these shares during the year ended December 31, 2013 were reversed.  In connection with the departure of two executive officers effective March 31, 2014, the Company agreed to grant and accelerate vesting of 109,667 shares of Restricted Stock Awards on April 1, 2014.  In connection with the announcement of the departure of the Company’s president and chief executive officer effective May 11, 2015, the Company agreed to vest 84,000 Performance Shares and to grant and accelerate the vesting of 126,000 Performance Shares on the Separation Date.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2012	187,447	$33.82
Granted (a)	70,758	25.28
Vested	(123,877)	31.30
Outstanding at December 31, 2012	134,328	$31.65
Granted (b) (c)	168,841	23.99
Vested	(149,463)	29.63
Forfeited	(146)	26.36
Outstanding at December 31, 2013	153,560	$25.20
Granted (d) (e) (f)	376,719	20.04
Vested	(183,214)	22.37
Forfeited	(119)	26.36
Outstanding at December 31, 2014	346,946	$21.09

(a)	Included in the 70,758 Restricted Stock Awards granted in 2012 were 42,273 awards granted to the Company’s three executive officers, Mitchell E. Hersh, Barry Lefkowitz and Roger W. Thomas.
(b)
Included in the 168,841 Restricted Stock Awards granted in 2013 were 106,933 awards granted to the Company’s four executive officers, Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Anthony Krug.

(c)	Includes 63,933 Performance Shares which were legally granted in 2013 for which the 2013 performance goals were not met, which may be earned if subsequent years’ performance goals are met.
(d)	Included in the 376,719 Restricted Stock Awards granted in 2014 were 8,211 awards granted to the Company’s two executive officers Anthony Krug and Gary Wagner.
(e)
Includes 42,000 Performance Shares which were legally granted in 2013 for which the 2014 performance goals were set by the Committee on March 31, 2014.  Also includes 87,734 shares which were additionally considered granted for accounting purposes to two executive officers in connection with their departure effective March 31, 2014, which vested on April 1, 2014.

(f)
Includes 126,000 Performance Shares which were legally granted in 2013 for which future performance goals had not yet been set by the Committee.  These awards were not considered granted for accounting purposes until these goals are set.  These were considered granted in 2014 for accounting purposes in connection with the announcement of the departure of Mitchell E. Hersh in the fourth quarter 2014.

As of December 31, 2014, the Company had $1.5 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.5 years.

TSR-BASED AWARDS
Also on September 12, 2012, the Board of Directors of the Company approved the recommendations and ratified the determinations of the Committee with respect to new multi-year TSR based awards (the “TSR-Based Awards”) totaling 5,160 performance shares (the “TSR Performance Shares”) for those executive officers in place on such date, each TSR Performance Share evidencing the right to receive $1,000 in the Company’s common stock upon vesting.  In accordance with the amended and restated TSR-Based Awards agreements entered into between the Company and those executive officers in June 2013, the TSR Performance Shares may vest commencing December 31, 2014, with the number of TSR Performance Shares scheduled to be granted annually over the next four years.  The vesting of each tranche of TSR Performance Shares is subject to the attainment at each performance period end of a minimum stock price and either an absolute TSR target or a relative TSR target (the “TSR Performance Targets”) in comparison to a selection of Peer Group REITs, in each case as shall be fixed by the Committee for each performance period.  TSR, for purposes of the TSR-Based Performance Agreements, shall be equal to the share appreciation in the relevant period.  The Company granted 1,032 TSR Performance Shares in the year ended December 31, 2013, which were valued in accordance with ASC 718, Compensation - Stock Compensation, at their fair value, utilizing a Monte-Carlo simulation to estimate the probability of the vesting conditions being satisfied.  The Company has reserved shares of common stock under the 2004 Plan for issuance upon vesting of the TSR Performance Shares in accordance with the terms and conditions of the TSR-Based Awards.  In connection with the departure of two executive vice presidents effective March 31, 2014, the Company agreed to vest 357 TSR Performance Shares and to grant and accelerate the vesting of 528 TSR Performance Shares, for which the Company issued 45,062 shares of Common Stock on April 2, 2014.  In connection with the announcement of the departure of the Company’s president and chief executive officer effective May 11, 2015, the Company agreed to vest 675 TSR Performance Shares on the Separation Date, when it would issue 41,811 shares of common stock.  See Note 13: Commitments and Contingencies – Departure of Executive Officers.

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

During the years ended December 31, 2014, 2013 and 2012, 20,261, 22,392 and 17,834 deferred stock units were earned, respectively.  As of December 31, 2014 and 2013, there were 157,730 and 136,440 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the years ended December 31, 2014, 2013 and 2012 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

	Year Ended December 31,
Computation of Basic EPS	2014	2013	2012
Income (loss) from continuing operations	$31,391	$(89,686)	$37,566
Add: Noncontrolling interest in consolidated joint ventures	778	2,199	330
Add (deduct): Noncontrolling interest in Operating Partnership	(3,602)	10,459	(4,619)
Income (loss) from continuing operations available to common shareholders	28,567	(77,028)	33,277
Income from discontinued operations available to common shareholders	-	62,119	7,645
Net income (loss) available to common shareholders	$28,567	$(14,909)	$40,922

Weighted average common shares	88,727	87,762	87,742

Basic EPS:
Income (loss) from continuing operations available to common shareholders	$0.32	$(0.88)	$0.38
Income from discontinued operations available to common
shareholders	-	0.71	0.09
Net income (loss) available to common shareholders	$0.32	$(0.17)	$0.47

	Year Ended December 31,
Computation of Diluted EPS	2014	2013	2012
Income (loss) from continuing operations available to common shareholders	$28,567	$(77,028)	$33,277
(Deduct) add: Noncontrolling interest in Operating Partnership	3,602	(10,459)	4,619
Income (loss) from continuing operations for diluted earnings per share	32,169	(87,487)	37,896
Income from discontinued operations for diluted earnings per share	-	70,628	8,703
Net income (loss) available to common shareholders	$32,169	$(16,859)	$46,599

Weighted average common shares	100,041	99,785	99,996

Diluted EPS:
Income (loss) from continuing operations available to common shareholders	$0.32	$(0.88)	$0.38
Income from discontinued operations available to common
shareholders	-	0.71	0.09
Net income (loss) available to common shareholders	$0.32	$(0.17)	$0.47

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation:
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Basic EPS shares	88,727	87,762	87,742
Add: Operating Partnership – common units	11,272	12,023	12,180
Restricted Stock Awards	42	-	74
Diluted EPS Shares	100,041	99,785	99,996

Contingently issuable shares under the TSR Award plan were excluded from the denominator in 2013 because the criteria had not been met for the period.  Not included in the computations of diluted EPS were 10,000, 15,000 and 183,870 stock options as such securities were anti-dilutive during the years ended December 31, 2014, 2013 and 2012, respectively.  Unvested restricted stock outstanding as of December 31, 2014, 2013 and 2012 were 136,946, 409,294 and 134,328 shares, respectively.

Dividends declared per common share for the years ended December 31, 2014, 2013 and 2012 was $0.75, $1.35 and $1.80 per share, respectively.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the years ended December 31, 2014, 2013 and 2012:

Common
Units
Balance at January 1, 2012	12,197,122
Redemption of common units for shares of common stock	(55,286)
Balance at December 31, 2012	12,141,836
Redemption of common units for shares of common stock	(277,061)
Balance at December 31, 2013	11,864,775
Redemption of common units for shares of common stock	(780,899)

Balance at December 31, 2014	11,083,876

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying amount of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the year ended December 31, 2014, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.6 million as of December 31, 2014.

Noncontrolling Interest Ownership
As of December 31, 2014 and 2013, the noncontrolling interest common unitholders owned 11.1 percent and 11.9 percent of the Operating Partnership, respectively.

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

17.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it has phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the years ended December 31, 2014, 2013 and 2012.  The Company had no long lived assets in foreign locations as of December 31, 2014 and 2013.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the years ended December 31, 2014, 2013 and 2012, and selected asset information as of December 31, 2014 and 2013 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
2014	$585,491	$24,971	$30,533	(e)	$(4,196)	$636,799
2013	621,352	12,792	25,710	(f)	7,177	667,031
2012	635,278	-	4,465		10,889	650,632

Total operating and
interest expenses (a):
2014	$295,416	$12,235	$38,377		$138,733	$484,761
2013	285,755	6,482	32,415		135,963	460,615
2012	276,700	-	5,195		146,122	428,017

Equity in earnings (loss) of
unconsolidated joint ventures:
2014	$4,236	$(8,790)	$2,131		$-	$(2,423)
2013	6,280	(10,615)	2,008		-	(2,327)
2012	5,564	(1,475)	-		-	4,089

Net operating income (loss) (b):
2014	$294,311	$3,946	$(5,713)		$(142,929)	$149,615
2013	341,877	(4,305)	(4,697)		(128,786)	204,089
2012	364,142	(1,475)	(730)		(135,233)	226,704

Total assets:
2014	$3,636,126	$492,362	$11,158		$52,601	$4,192,247
2013	3,886,574	377,237	10,488		241,029	4,515,328

Total long-lived assets (c):
2014	$3,344,840	$318,524	$3,858		$3,482	$3,670,704
2013	3,620,494	240,501	3,468		3,730	3,868,193

Total investments in
unconsolidated joint ventures:
2014	$81,649	$164,912	$907		$-	$247,468
2013	53,160	127,276	693		-	181,129

(a)
Total operating and interest expenses represent the sum of: real estate taxes; utilities; operating services; direct construction costs; real estate services expenses; general and administrative and interest expense (net of interest income).  All interest expense, net of interest and other investment income, (including for property-level mortgages) is excluded from segment amounts and classified in Corporate & Other for all periods.

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

(e)	Includes $2.3 million of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(f)	Includes $2.2 million of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Net operating income	$149,615	$204,089	$226,704
Less:
Depreciation and amortization	(172,490)	(182,766)	(174,333)
Realized gains on disposition of
rental property, net	54,848	-	-
Loss from early extinguishment of debt	(582)	(156)	(4,960)
Impairments	-	(110,853)	(9,845)
Income (loss) from continuing operations	31,391	(89,686)	37,566
Discontinued operations:
Income from discontinued operations	-	11,811	21,878
Loss from early extinguishment of debt	-	(703)	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	-	59,520	(13,175)
Total discontinued operations, net	-	70,628	8,703
Net income (loss)	31,391	(19,058)	46,269
Noncontrolling interest in consolidated joint ventures	778	2,199	330
Noncontrolling interest in Operating Partnership	(3,602)	10,459	(4,619)
Noncontrolling interest in discontinued operations	-	(8,509)	(1,058)
Net income (loss) available to common shareholders	$28,567	$(14,909)	$40,922

18.   RELATED PARTY TRANSACTIONS

William L. Mack, Chairman of the Board of Directors of the Company, David S. Mack, a director of the Company, and Earle I. Mack, a former director of the Company, are the executive officers, directors and stockholders of a corporation that leases approximately 7,034 square feet on a month-to-month basis at one of the Company’s office properties.  The Company has recognized $231,000, $226,000 and $238,000 in revenue under this lease for the years ended December 31, 2014, 2013 and 2012, respectively, and had no accounts receivable from the corporation as of December 31, 2014 and 2013.

Certain executive officers of the Company’s Roseland subsidiary and/or their family members (“RG”) directly or indirectly hold small non controlling interests in a certain consolidated joint venture.  Additionally, the Company earned $2,401,000, $2,272,000 and $728,000 from entities in which RG has ownership interests for the years ended December 31, 2014, 2013 and 2012, respectively.

19.      CONDENSED QUARTERLY FINANCIAL INFORMATION (unaudited)

The following summarizes the condensed quarterly financial information for the Company: (dollars in thousands)

Quarter Ended 2014	December 31	September 30	June 30	March 31
Total revenues	$151,414	$155,489	$160,300	$169,596
Operating and other expenses	64,177	64,374	65,788	81,854
Real estate service salaries	5,923	6,933	6,571	6,709
General and administrative	23,950	12,665	13,673	22,881
Depreciation and amortization	40,811	41,983	44,711	44,985
Total expenses	134,861	125,955	130,743	156,429
Operating Income	16,553	29,534	29,557	13,167
Interest expense	(27,420)	(27,353)	(28,159)	(29,946)
Interest and other investment income	1,399	908	922	386
Equity in earnings (loss) of unconsolidated
joint ventures	(363)	(1,268)	443	(1,235)
Realized gains (losses) on disposition of rental properties	-	264	54,584	-
Loss from early extinguishment of debt	(582)	-	-	-
Total other (expense) income	(26,966)	(27,449)	27,790	(30,795)
Income (loss) from continuing operations	(10,413)	2,085	57,347	(17,628)
Discontinued operations:
Income (loss) from discontinued operations	-	-	-	-
Loss from early extinguishment of debt	-	-	-	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	-	-	-	-
Total discontinued operations, net	-	-	-	-
Net income (loss)	(10,413)	2,085	57,347	(17,628)
Noncontrolling interest in consolidated joint ventures	21	145	290	322
Noncontrolling interest in Operating Partnership	1,152	(248)	(6,514)	2,008
Noncontrolling interest in discontinued operations	-	-	-	-
Net income (loss) available to common shareholders	$(9,240)	$1,982	$51,123	$(15,298)

Basic earnings per common share:
Income (loss) from continuing operations	$(0.10)	$0.02	$0.58	$(0.17)
Discontinued operations	-	-	-	-
Net income (loss) available to common shareholders	$(0.10)	$0.02	$0.58	$(0.17)

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.10)	$0.02	$0.58	$(0.17)
Discontinued operations	-	-	-	-
Net income (loss) available to common shareholders	$(0.10)	$0.02	$0.58	$(0.17)

Dividends declared per common share	$0.15	$0.15	$0.15	$0.30

Quarter Ended 2013	December 31		September 30	June 30	March 31
Total revenues	$165,267		$162,505	$168,346	$170,913
Operating and other expenses	67,862		64,467	58,900	63,245
Direct construction costs	-		609	6,511	7,825
Real estate service salaries	6,907		5,552	5,304	4,953
General and administrative	10,447		12,151	13,111	11,973
Depreciation and amortization	47,666		46,087	45,665	43,348
Impairments (1)	62,153	(2)	48,700	-	-
Total expenses	195,035		177,566	129,491	131,344
Operating Income	(29,768)		(15,061)	38,855	39,569
Interest expense	(31,626)		(30,936)	(31,270)	(29,869)
Interest and other investment income	1,616		187	1,094	6
Equity in earnings (loss) of unconsolidated
joint ventures	(268)		(229)	(80)	(1,750)
Loss from early extinguishment of debt	(156)		-	-	-
Total other (expense) income	(30,434)		(30,978)	(30,256)	(31,613)
Income (loss) from continuing operations	(60,202)		(46,039)	8,599	7,956
Discontinued operations:
Income (loss) from discontinued operations	(9)		2,157	4,530	5,133
Loss from early extinguishment of debt	-		-	(703)	-
Realized gains (losses) and unrealized losses on
disposition of rental property and impairments, net	(1,559)	(3)	47,321	13,758	-
Total discontinued operations, net	(1,568)		49,478	17,585	5,133
Net income (loss)	(61,770)		3,439	26,184	13,089
Noncontrolling interest in consolidated joint ventures	237		1,838	62	62
Noncontrolling interest in Operating Partnership	7,167		5,313	(1,048)	(973)
Noncontrolling interest in discontinued operations	187		(5,947)	(2,127)	(622)
Net income (loss) available to common shareholders	$(54,179)		$4,643	$23,071	$11,556

Basic earnings per common share:
Income (loss) from continuing operations	$(0.60)		$(0.45)	$0.09	$0.08
Discontinued operations	(0.02)		0.50	0.17	0.05
Net income (loss) available to common shareholders	$(0.62)		$0.05	$0.26	$0.13

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.60)		$(0.45)	$0.09	$0.08
Discontinued operations	(0.02)		0.50	0.17	0.05
Net income (loss) available to common shareholders	$(0.62)		$0.05	$0.26	$0.13

Dividends declared per common share	$0.30		$0.30	$0.30	$0.45

(1)	Amounts for the year ended December 31, 2013 relate to impairment charges as further described in Note 3: Real Estate Transactions – Impairments on Properties Held and Used.
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

				MACK-CALI REALTY CORPORATION
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2014
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
	Property	Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location	Type	Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

NEW JERSEY
Bergen County
Fort Lee
One Bridge Plaza	Office	1981	1996	-	2,439	24,462	7,701	2,439	32,163	34,602	14,550
2115 Linwood Avenue	Office	1981	1998	-	474	4,419	5,870	474	10,289	10,763	3,629
Lyndhurst
210 Clay Avenue	Office	1978	2009	13,330	2,300	11,189	(9,034)	781	3,674	4,455	771
Montvale
135 Chestnut Ridge Road	Office	1981	1997	-	2,587	10,350	1,783	2,588	12,132	14,720	5,104
Paramus
15 East Midland Avenue	Office	1988	1997	12,615	10,375	41,497	2,388	10,374	43,886	54,260	18,222
140 East Ridgewood Avenue	Office	1981	1997	11,887	7,932	31,463	7,012	7,932	38,475	46,407	16,309
461 From Road	Office	1988	1997	-	13,194	52,778	4,233	13,194	57,011	70,205	22,956
650 From Road	Office	1978	1997	22,804	10,487	41,949	7,984	10,487	49,933	60,420	20,867
61 South Paramus Road (c)	Office	1985	1997	22,319	9,005	36,018	7,913	9,005	43,931	52,936	19,029
Rochelle Park
120 West Passaic Street	Office	1972	1997	-	1,354	5,415	431	1,357	5,843	7,200	2,424
365 West Passaic Street	Office	1976	1997	11,887	4,148	16,592	4,442	4,148	21,034	25,182	9,216
395 West Passaic Street	Office	1979	2006	-	2,550	17,131	437	2,550	17,568	20,118	3,717
Upper Saddle River
1 Lake Street	Office	1994	1997	40,756	13,952	55,812	(37,797)	6,268	25,699	31,967	10,336
10 Mountainview Road	Office	1986	1998	-	4,240	20,485	4,480	4,240	24,965	29,205	10,456
Woodcliff Lake
400 Chestnut Ridge Road	Office	1982	1997	-	4,201	16,802	(6,650)	2,312	12,041	14,353	6,431
50 Tice Boulevard	Office	1984	1994	23,289	4,500	-	26,578	4,500	26,578	31,078	18,326
300 Tice Boulevard	Office	1991	1996	-	5,424	29,688	5,970	5,424	35,658	41,082	15,466

Burlington County
Burlington
3 Terri Lane	Office/Flex	1991	1998	-	652	3,433	1,537	658	4,964	5,622	2,110
5 Terri Lane	Office/Flex	1992	1998	-	564	3,792	2,444	569	6,231	6,800	2,784
Moorestown
2 Commerce Drive	Office/Flex	1986	1999	-	723	2,893	544	723	3,437	4,160	1,351
101 Commerce Drive	Office/Flex	1988	1998	-	422	3,528	436	426	3,960	4,386	1,782
102 Commerce Drive	Office/Flex	1987	1999	-	389	1,554	556	389	2,110	2,499	750
201 Commerce Drive	Office/Flex	1986	1998	-	254	1,694	329	258	2,019	2,277	850
202 Commerce Drive	Office/Flex	1988	1999	-	490	1,963	384	490	2,347	2,837	851
1 Executive Drive	Office/Flex	1989	1998	-	226	1,453	739	228	2,190	2,418	873
2 Executive Drive	Office/Flex	1988	2000	-	801	3,206	707	801	3,913	4,714	1,360
101 Executive Drive	Office/Flex	1990	1998	-	241	2,262	807	244	3,066	3,310	1,332
102 Executive Drive	Office/Flex	1990	1998	-	353	3,607	420	357	4,023	4,380	1,701
225 Executive Drive	Office/Flex	1990	1998	-	323	2,477	693	326	3,167	3,493	1,436
97 Foster Road	Office/Flex	1982	1998	-	208	1,382	389	211	1,768	1,979	823
1507 Lancer Drive	Office/Flex	1995	1998	-	119	1,106	209	120	1,314	1,434	561
1245 North Church Street	Office/Flex	1998	2001	-	691	2,810	83	691	2,893	3,584	997
1247 North Church Street	Office/Flex	1998	2001	-	805	3,269	117	805	3,386	4,191	1,172

				MACK-CALI REALTY CORPORATION
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2014
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

1256 North Church Street	Office/Flex	1984	1998	-	354	3,098	658	357	3,753	4,110	1,542
840 North Lenola Road	Office/Flex	1995	1998	-	329	2,366	246	333	2,608	2,941	1,206
844 North Lenola Road	Office/Flex	1995	1998	-	239	1,714	298	241	2,010	2,251	881
915 North Lenola Road	Office/Flex	1998	2000	-	508	2,034	273	508	2,307	2,815	980
2 Twosome Drive	Office/Flex	2000	2001	-	701	2,807	64	701	2,871	3,572	992
30 Twosome Drive	Office/Flex	1997	1998	-	234	1,954	408	236	2,360	2,596	1,156
31 Twosome Drive	Office/Flex	1998	2001	-	815	3,276	145	815	3,421	4,236	1,211
40 Twosome Drive	Office/Flex	1996	1998	-	297	2,393	220	301	2,609	2,910	1,156
41 Twosome Drive	Office/Flex	1998	2001	-	605	2,459	178	605	2,637	3,242	923
50 Twosome Drive	Office/Flex	1997	1998	-	301	2,330	98	304	2,425	2,729	1,065

Gloucester County
West Deptford
1451 Metropolitan Drive	Office/Flex	1996	1998	-	203	1,189	74	206	1,260	1,466	534

Essex County
Millburn
150 J.F. Kennedy Parkway	Office	1980	1997	-	12,606	50,425	8,846	12,606	59,271	71,877	24,979
Roseland
4 Becker Farm Road	Office	1983	2009	39,421	5,600	38,285	(9,054)	4,271	30,560	34,831	5,854
5 Becker Farm Road	Office	1982	2009	13,867	2,400	11,885	(5,626)	1,492	7,167	8,659	1,128
6 Becker Farm Road	Office	1983	2009	14,226	2,600	15,548	(4,667)	1,883	11,598	13,481	2,113
101 Eisenhower Parkway	Office	1980	1994	-	228	-	21,542	228	21,542	21,770	12,971
103 Eisenhower Parkway	Office	1985	1994	-	-	-	16,519	2,300	14,219	16,519	8,961
105 Eisenhower Parkway	Office	2001	2001	-	4,430	42,898	5,289	3,835	48,782	52,617	22,007
75 Livingston Avenue	Office	1985	2009	10,888	1,900	6,312	(1,637)	1,281	5,294	6,575	1,045
85 Livingston Avenue	Office	1985	2009	15,243	2,500	14,238	(6,542)	1,471	8,725	10,196	1,614

Hudson County
Jersey City
Harborside Plaza 1	Office	1983	1996	-	3,923	51,013	27,926	3,923	78,939	82,862	36,168
Harborside Plaza 2	Office	1990	1996	-	17,655	101,546	21,449	12,844	127,806	140,650	54,391
Harborside Plaza 3	Office	1990	1996	-	17,655	101,878	21,116	12,843	127,806	140,649	54,391
Harborside Plaza 4A	Office	2000	2000	-	1,244	56,144	14,698	1,244	70,842	72,086	28,181
Harborside Plaza 5	Office	2002	2002	221,563	6,218	170,682	52,013	5,705	223,208	228,913	80,254
101 Hudson Street	Office	1992	2005	-	45,530	271,376	921	45,530	272,297	317,827	68,400
Weehawken
500 Avenue at Port Imperial	Other	2013	2013	36,600	13,099	56,669	(21,005)	13,099	35,664	48,763	1,282

Mercer County
Hamilton Township
3 AAA Drive	Office	1981	2007	-	242	3,218	1,598	242	4,816	5,058	1,438
100 Horizon Center Boulevard	Office/Flex	1989	1995	-	205	1,676	728	323	2,286	2,609	934
200 Horizon Drive	Office/Flex	1991	1995	-	205	3,027	714	356	3,590	3,946	1,700
300 Horizon Drive	Office/Flex	1989	1995	-	379	4,355	1,188	530	5,392	5,922	2,537
500 Horizon Drive	Office/Flex	1990	1995	-	379	3,395	921	495	4,200	4,695	2,029
600 Horizon Drive	Office/Flex	2002	2002	-	-	7,549	651	685	7,515	8,200	2,270

				MACK-CALI REALTY CORPORATION
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2014
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

700 Horizon Drive	Office	2007	2007	-	490	43	16,572	865	16,240	17,105	3,519
2 South Gold Drive	Office	1974	2007	-	476	3,487	839	476	4,326	4,802	813
Princeton
103 Carnegie Center	Office	1984	1996	-	2,566	7,868	3,183	2,566	11,051	13,617	5,072
2 Independence Way	Office	1985	2009	-	1,300	7,246	126	1,300	7,372	8,672	1,392
3 Independence Way	Office	1983	1997	-	1,997	11,391	4,186	1,997	15,577	17,574	6,986
100 Overlook Center	Office	1988	1997	-	2,378	21,754	3,384	2,378	25,138	27,516	10,295
5 Vaughn Drive	Office	1987	1995	-	657	9,800	3,001	657	12,801	13,458	6,434

Middlesex County
East Brunswick
377 Summerhill Road	Office	1977	1997	-	649	2,594	412	649	3,006	3,655	1,355
Edison
343 Thornall Street	Office	1991	2006	-	6,027	39,101	3,302	6,027	42,403	48,430	10,907
New Brunswick
Richmond Court	Multi-Family	1997	2013	-	2,992	13,534	50	2,992	13,584	16,576	350
Riverwatch Commons	Multi-Family	1995	2013	-	4,169	18,974	59	4,169	19,033	23,202	491
Plainsboro
500 College Road East (c)	Office	1984	1998	-	614	20,626	6,178	614	26,804	27,418	11,800
Woodbridge
581 Main Street	Office	1991	1997	-	3,237	12,949	26,205	8,115	34,276	42,391	15,447

Monmouth County
Freehold
2 Paragon Way	Office	1989	2005	-	999	4,619	876	999	5,495	6,494	1,567
3 Paragon Way	Office	1991	2005	-	1,423	6,041	1,550	1,423	7,591	9,014	2,235
4 Paragon Way	Office	2002	2005	-	1,961	8,827	(512)	1,961	8,315	10,276	1,958
100 Willow Brook Road	Office	1988	2005	-	1,264	5,573	804	1,264	6,377	7,641	1,844
Holmdel
23 Main Street	Office	1977	2005	29,210	4,336	19,544	9,133	4,336	28,677	33,013	11,514
Middletown
One River Center, Building 1	Office	1983	2004	10,879	3,070	17,414	3,881	2,451	21,914	24,365	7,051
One River Center, Building 2	Office	1983	2004	12,204	2,468	15,043	3,702	2,452	18,761	21,213	4,628
One River Center, Building 3	Office	1984	2004	19,393	4,051	24,790	6,030	4,627	30,244	34,871	8,503
Neptune
3600 Route 66	Office	1989	1995	-	1,098	18,146	10,455	1,098	28,601	29,699	10,121
Wall Township
1305 Campus Parkway	Office	1988	1995	-	335	2,560	648	291	3,252	3,543	1,463
1325 Campus Parkway	Office/Flex	1988	1995	-	270	2,928	725	270	3,653	3,923	1,749
1340 Campus Parkway	Office/Flex	1992	1995	-	489	4,621	1,817	489	6,438	6,927	3,169
1345 Campus Parkway	Office/Flex	1995	1997	-	1,023	5,703	1,703	1,024	7,405	8,429	3,526
1350 Campus Parkway	Office	1990	1995	-	454	7,134	823	454	7,957	8,411	3,805
1433 Highway 34	Office/Flex	1985	1995	-	889	4,321	1,617	889	5,938	6,827	2,670

				MACK-CALI REALTY CORPORATION
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2014
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

1320 Wyckoff Avenue	Office/Flex	1986	1995	-	255	1,285	291	216	1,615	1,831	833
1324 Wyckoff Avenue	Office/Flex	1987	1995	-	230	1,439	284	190	1,763	1,953	777

Morris County
Florham Park
325 Columbia Parkway	Office	1987	1994	-	1,564	-	17,390	1,564	17,390	18,954	10,299
Morris Plains
250 Johnson Road	Office	1977	1997	-	2,004	8,016	(4,825)	930	4,265	5,195	1,618
201 Littleton Road	Office	1979	1997	-	2,407	9,627	3,505	2,407	13,132	15,539	5,265
Parsippany
4 Campus Drive	Office	1983	2001	-	5,213	20,984	3,389	5,213	24,373	29,586	8,918
6 Campus Drive	Office	1983	2001	-	4,411	17,796	3,287	4,411	21,083	25,494	7,867
7 Campus Drive	Office	1982	1998	-	1,932	27,788	6,310	1,932	34,098	36,030	14,566
8 Campus Drive	Office	1987	1998	-	1,865	35,456	4,789	1,865	40,245	42,110	15,971
9 Campus Drive	Office	1983	2001	-	3,277	11,796	16,318	5,842	25,549	31,391	9,647
4 Century Drive	Office	1981	2004	-	1,787	9,575	1,862	1,787	11,437	13,224	3,461
5 Century Drive	Office	1981	2004	-	1,762	9,341	2,390	1,762	11,731	13,493	3,616
6 Century Drive	Office	1981	2004	-	1,289	6,848	2,178	1,289	9,026	10,315	2,855
2 Dryden Way	Office	1990	1998	-	778	420	110	778	530	1,308	245
4 Gatehall Drive	Office	1988	2000	-	8,452	33,929	4,433	8,452	38,362	46,814	14,754
2 Hilton Court	Office	1991	1998	-	1,971	32,007	4,958	1,971	36,965	38,936	16,047
1633 Littleton Road	Office	1978	2002	-	2,283	9,550	163	2,355	9,641	11,996	4,227
600 Parsippany Road	Office	1978	1994	-	1,257	5,594	3,277	1,257	8,871	10,128	4,515
1 Sylvan Way	Office	1989	1998	-	1,689	24,699	2,826	1,021	28,193	29,214	12,489
4 Sylvan Way	Office	1983	2009	14,575	2,400	13,486	(8,399)	1,131	6,356	7,487	1,149
5 Sylvan Way	Office	1989	1998	-	1,160	25,214	2,723	1,161	27,936	29,097	11,307
7 Sylvan Way	Office	1987	1998	-	2,084	26,083	841	2,084	26,924	29,008	11,063
14 Sylvan Way	Office	2013	2013	-	13,049	26,841	8,540	13,049	35,381	48,430	1,841
20 Waterview Boulevard	Office	1988	2009	24,678	4,500	27,246	(1,233)	4,208	26,305	30,513	4,736
35 Waterview Boulevard	Office	1990	2006	-	5,133	28,059	887	5,133	28,946	34,079	7,304
5 Wood Hollow Road	Office	1979	2004	-	5,302	26,488	16,441	5,302	42,929	48,231	15,710

Passaic County
Totowa
1 Center Court	Office/Flex	1999	1999	-	270	1,824	493	270	2,317	2,587	897
2 Center Court	Office/Flex	1998	1998	-	191	-	2,646	191	2,646	2,837	1,037
11 Commerce Way	Office/Flex	1989	1995	-	586	2,986	1,000	586	3,986	4,572	1,879
20 Commerce Way	Office/Flex	1992	1995	-	516	3,108	111	516	3,219	3,735	1,514
29 Commerce Way	Office/Flex	1990	1995	-	586	3,092	858	586	3,950	4,536	1,642
40 Commerce Way	Office/Flex	1987	1995	-	516	3,260	1,510	516	4,770	5,286	2,058
45 Commerce Way	Office/Flex	1992	1995	-	536	3,379	576	536	3,955	4,491	2,023
60 Commerce Way	Office/Flex	1988	1995	-	526	3,257	635	526	3,892	4,418	2,027
80 Commerce Way	Office/Flex	1996	1996	-	227	-	1,357	227	1,357	1,584	597
100 Commerce Way	Office/Flex	1996	1996	-	226	-	1,356	226	1,356	1,582	596
120 Commerce Way	Office/Flex	1994	1995	-	228	-	1,290	229	1,289	1,518	617
140 Commerce Way	Office/Flex	1994	1995	-	229	-	1,288	228	1,289	1,517	617
999 Riverview Drive	Office	1988	1995	-	476	6,024	2,793	1,102	8,191	9,293	4,018

				MACK-CALI REALTY CORPORATION
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2014
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

Somerset County
Basking Ridge
222 Mt. Airy Road	Office	1986	1996	-	775	3,636	2,278	775	5,914	6,689	2,662
233 Mt. Airy Road	Office	1987	1996	-	1,034	5,033	2,204	1,034	7,237	8,271	2,737
Bridgewater
440 Route 22 East	Office	1990	2010	-	3,986	13,658	4,814	3,986	18,472	22,458	3,661
721 Route 202/206	Office	1989	1997	-	6,730	26,919	9,711	6,730	36,630	43,360	18,700
Warren
10 Independence Boulevard	Office	1988	2009	16,924	2,300	15,499	(6,031)	1,482	10,286	11,768	1,573

Union County
Clark
100 Walnut Avenue	Office	1985	1994	18,542	-	-	17,640	1,822	15,818	17,640	10,340
Cranford
6 Commerce Drive	Office	1973	1994	-	250	-	1,784	250	1,784	2,034	712
11 Commerce Drive	Office	1981	1994	-	470	-	5,556	470	5,556	6,026	4,655
12 Commerce Drive	Office	1967	1997	-	887	3,549	1,543	887	5,092	5,979	2,354
14 Commerce Drive	Office	1971	2003	-	1,283	6,344	1,043	1,283	7,387	8,670	2,185
20 Commerce Drive	Office	1990	1994	-	2,346	-	21,447	2,346	21,447	23,793	11,154
25 Commerce Drive	Office	1971	2002	-	1,520	6,186	1,028	1,520	7,214	8,734	3,132
65 Jackson Drive	Office	1984	1994	-	541	-	6,223	542	6,222	6,764	4,100
New Providence
890 Mountain Road	Office	1977	1997	-	2,796	11,185	6,167	3,765	16,383	20,148	6,843
Rahway
Park Square	Multi-Family	2011	2013	27,500	4,000	40,670	21	4,000	40,691	44,691	1,132

NEW YORK
New York County
New York
125 Broad Street	Office	1970	2007	-	50,191	207,002	48,289	50,191	255,291	305,482	48,103

Westchester County
Elmsford
11 Clearbrook Road	Office/Flex	1974	1997	-	149	2,159	529	149	2,688	2,837	1,129
75 Clearbrook Road	Office/Flex	1990	1997	-	2,314	4,716	107	2,314	4,823	7,137	2,189
100 Clearbrook Road	Office	1975	1997	-	220	5,366	1,653	220	7,019	7,239	3,117
125 Clearbrook Road	Office/Flex	2002	2002	-	1,055	3,676	(515)	1,055	3,161	4,216	947
150 Clearbrook Road	Office/Flex	1975	1997	-	497	7,030	2,211	497	9,241	9,738	3,820
175 Clearbrook Road	Office/Flex	1973	1997	-	655	7,473	676	655	8,149	8,804	3,946
200 Clearbrook Road	Office/Flex	1974	1997	-	579	6,620	1,778	579	8,398	8,977	3,573
250 Clearbrook Road	Office/Flex	1973	1997	-	867	8,647	1,685	867	10,332	11,199	4,308
50 Executive Boulevard	Office/Flex	1969	1997	-	237	2,617	398	237	3,015	3,252	1,308
77 Executive Boulevard	Office/Flex	1977	1997	-	34	1,104	212	34	1,316	1,350	630
85 Executive Boulevard	Office/Flex	1968	1997	-	155	2,507	691	155	3,198	3,353	1,503
101 Executive Boulevard	Office	1971	1997	-	267	5,838	(3,536)	101	2,468	2,569	1,060
300 Executive Boulevard	Office/Flex	1970	1997	-	460	3,609	275	460	3,884	4,344	1,680

				MACK-CALI REALTY CORPORATION
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
				December 31, 2014
				(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

350 Executive Boulevard	Office/Flex	1970	1997	-	100	1,793	175	100	1,968	2,068	871
399 Executive Boulevard	Office/Flex	1962	1997	-	531	7,191	163	531	7,354	7,885	3,310
400 Executive Boulevard	Office/Flex	1970	1997	-	2,202	1,846	841	2,202	2,687	4,889	1,263
500 Executive Boulevard	Office/Flex	1970	1997	-	258	4,183	465	258	4,648	4,906	2,148
525 Executive Boulevard	Office/Flex	1972	1997	-	345	5,499	834	345	6,333	6,678	2,855
700 Executive Boulevard	Land Lease	N/A	1997	-	970	-	-	970	-	970	-
1 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	-	3	268	233	3	501	504	221
2 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	-	4	672	122	4	794	798	363
3 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	-	21	1,948	363	21	2,311	2,332	1,114
4 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	-	84	13,393	5,155	85	18,547	18,632	8,563
5 Warehouse Lane (c)	Industrial/Warehouse	1957	1997	-	19	4,804	939	19	5,743	5,762	2,551
6 Warehouse Lane (c)	Industrial/Warehouse	1982	1997	-	10	4,419	2,445	10	6,864	6,874	2,592
1 Westchester Plaza	Office/Flex	1967	1997	-	199	2,023	469	199	2,492	2,691	1,197
2 Westchester Plaza	Office/Flex	1968	1997	-	234	2,726	701	234	3,427	3,661	1,417
3 Westchester Plaza	Office/Flex	1969	1997	-	655	7,936	1,114	655	9,050	9,705	4,202
4 Westchester Plaza	Office/Flex	1969	1997	-	320	3,729	1,038	320	4,767	5,087	2,229
5 Westchester Plaza	Office/Flex	1969	1997	-	118	1,949	462	118	2,411	2,529	1,219
6 Westchester Plaza	Office/Flex	1968	1997	-	164	1,998	155	164	2,153	2,317	952
7 Westchester Plaza	Office/Flex	1972	1997	-	286	4,321	682	286	5,003	5,289	2,044
8 Westchester Plaza	Office/Flex	1971	1997	-	447	5,262	1,932	447	7,194	7,641	2,875
Hawthorne
200 Saw Mill River Road	Office/Flex	1965	1997	-	353	3,353	608	353	3,961	4,314	1,786
1 Skyline Drive	Office	1980	1997	-	66	1,711	210	66	1,921	1,987	890
2 Skyline Drive	Office	1987	1997	-	109	3,128	1,474	109	4,602	4,711	2,057
4 Skyline Drive	Office/Flex	1987	1997	-	363	7,513	2,790	363	10,303	10,666	4,874
5 Skyline Drive	Office/Flex	1980	2001	-	2,219	8,916	2,001	2,219	10,917	13,136	4,588
6 Skyline Drive	Office/Flex	1980	2001	-	740	2,971	1,044	740	4,015	4,755	2,142
7 Skyline Drive	Office	1987	1998	-	330	13,013	3,172	330	16,185	16,515	6,868
8 Skyline Drive	Office/Flex	1985	1997	-	212	4,410	951	212	5,361	5,573	2,577
10 Skyline Drive	Office/Flex	1985	1997	-	134	2,799	732	134	3,531	3,665	1,757
11 Skyline Drive (c)	Office/Flex	1989	1997	-	-	4,788	760	-	5,548	5,548	2,252
12 Skyline Drive (c)	Office/Flex	1999	1999	-	1,562	3,254	21	1,320	3,517	4,837	1,368
15 Skyline Drive (c)	Office/Flex	1989	1997	-	-	7,449	628	-	8,077	8,077	3,544
17 Skyline Drive (c)	Office	1989	1997	-	-	7,269	1,484	-	8,753	8,753	3,725
Tarrytown
230 White Plains Road	Retail	1984	1997	-	124	1,845	107	124	1,952	2,076	868
White Plains
1 Barker Avenue	Office	1975	1997	-	208	9,629	2,546	207	12,176	12,383	5,083
3 Barker Avenue	Office	1983	1997	-	122	7,864	1,781	122	9,645	9,767	4,128
50 Main Street	Office	1985	1997	-	564	48,105	14,371	564	62,476	63,040	27,557
11 Martine Avenue	Office	1987	1997	-	127	26,833	9,209	127	36,042	36,169	16,385
1 Water Street	Office	1979	1997	-	211	5,382	1,101	211	6,483	6,694	2,835
Yonkers
100 Corporate Boulevard	Office/Flex	1987	1997	-	602	9,910	1,519	602	11,429	12,031	5,126
200 Corporate Boulevard South	Office/Flex	1990	1997	-	502	7,575	1,538	502	9,113	9,615	4,107
1 Enterprise Boulevard	Land Lease	N/A	1997	-	1,379	-	1	1,380	-	1,380	-
1 Executive Boulevard	Office	1982	1997	-	1,104	11,904	3,281	1,105	15,184	16,289	6,592

				MACK-CALI REALTY CORPORATION
		REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
					December 31, 2014
					(dollars in thousands)
											SCHEDULE III
								Gross Amount at Which
							Costs	Carried at Close of
					Initial Costs		Capitalized	Period (a)
		Year		Related		Building and	Subsequent		Building and		Accumulated
Property Location		Built	Acquired	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (b)

2 Executive Boulevard	Retail	1986	1997	-	89	2,439	100	89	2,539	2,628	1,113
3 Executive Boulevard	Office	1987	1997	-	385	6,256	2,103	385	8,359	8,744	3,657
4 Executive Plaza	Office/Flex	1986	1997	-	584	6,134	942	584	7,076	7,660	3,285
6 Executive Plaza	Office/Flex	1987	1997	-	546	7,246	2,146	546	9,392	9,938	3,882
1 Odell Plaza	Office/Flex	1980	1997	-	1,206	6,815	2,353	1,206	9,168	10,374	3,895
3 Odell Plaza	Office	1984	2003	-	1,322	4,777	2,321	1,322	7,098	8,420	3,019
5 Odell Plaza	Office/Flex	1983	1997	-	331	2,988	894	331	3,882	4,213	1,994
7 Odell Plaza	Office/Flex	1984	1997	-	419	4,418	1,045	419	5,463	5,882	2,281

CONNECTICUT
Fairfield County
Stamford
419 West Avenue	Office/Flex	1986	1997	-	4,538	9,246	1,295	4,538	10,541	15,079	4,956
500 West Avenue	Office/Flex	1988	1997	-	415	1,679	615	415	2,294	2,709	818
550 West Avenue	Office/Flex	1990	1997	-	1,975	3,856	185	1,975	4,041	6,016	1,846
600 West Avenue	Office/Flex	1999	1999	-	2,305	2,863	866	2,305	3,729	6,034	1,445
650 West Avenue	Office/Flex	1998	1998	-	1,328	-	3,503	1,328	3,503	4,831	1,438

DISTRICT OF COLUMBIA
Washington,
1201 Connecticut Avenue, NW	Office	1940	1999	-	14,228	18,571	5,846	14,228	24,417	38,645	10,322
1400 L Street, NW	Office	1987	1998	-	13,054	27,423	7,909	13,054	35,332	48,386	17,571

MARYLAND
Prince George’s County
Greenbelt
Capital Office Park Parcel A	Land	N/A	2009	-	840	-	7	847	-	847	-
9200 Edmonston Road	Office	1973/03	2006	3,951	1,547	4,131	(2,484)	610	2,584	3,194	1,336
6301 Ivy Lane	Office	1979/95	2006	-	5,168	14,706	1,289	5,168	15,995	21,163	3,981
6303 Ivy Lane	Office	1980/03	2006	-	5,115	13,860	770	5,115	14,630	19,745	4,236
6305 Ivy Lane	Office	1982/95	2006	-	5,615	14,420	1,071	5,615	15,491	21,106	3,835
6404 Ivy Lane	Office	1987	2006	-	7,578	20,785	1,998	7,578	22,783	30,361	6,684
6406 Ivy Lane	Office	1991	2006	-	7,514	21,152	5,770	7,514	26,922	34,436	5,119
6411 Ivy Lane	Office	1984/05	2006	-	6,867	17,470	965	6,867	18,435	25,302	4,789
Lanham
4200 Parliament Place	Office	1989	1998	-	2,114	13,546	1,227	1,393	15,494	16,887	7,227

MASSACHUSETTS
Suffolk County
Revere
Alterra at Overlook Ridge IA	Multi-Family	2004	2013	-	9,042	50,671	357	9,042	51,028	60,070	2,535
Alterra at Overlook Ridge II	Multi-Family	2008	2013	-	12,055	71,409	345	12,055	71,754	83,809	3,332
Andover Place	Multi-Family	1988	2014	-	8,535	27,609	154	8,534	27,764	36,298	696

Projects Under Development
and Developable Land				68,359	174,581	182,061	-	174,581	182,061	356,642	3,049

Furniture, Fixtures
and Equipment				-	-	-	12,055	-	12,055	12,055	3,515

TOTALS				756,910	778,751	3,510,501	668,927	760,855	4,197,324	4,958,179	1,414,305

(a)      The aggregate cost for federal income tax purposes at December 31, 2014 was approximately $3.2 billion.
(b)      Depreciation of buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(c)      This property is located on land leased by the Company.

MACK-CALI REALTY CORPORATION
NOTE TO SCHEDULE III

Changes in rental properties and accumulated depreciation for the periods ended December 31, 2014, 2013 and 2012 are as follows: (dollars in thousands)

	2014	2013	2012
Rental Properties
Balance at beginning of year	$5,129,933	$5,379,436	$5,279,770
Additions	193,005	317,994	296,079
Rental property held for sale	-	(107,205)	(84,716)
Properties sold	(331,181)	(256,335)	(34,563)
Impairment charge	-	(149,030)	(20,573)
Retirements/disposals	(33,578)	(54,927)	(56,561)
Balance at end of year	$4,958,179	$5,129,933	$5,379,436

Accumulated Depreciation
Balance at beginning of year	$1,400,988	$1,478,214	$1,409,163
Depreciation expense	143,278	155,846	157,175
Rental property held for sale	-	(35,594)	(23,852)
Properties sold	(96,383)	(104,196)	(10,026)
Impairment charge	-	(38,353)	2,058
Retirements/disposals	(33,578)	(54,929)	(56,304)
Balance at end of year	$1,414,305	$1,400,988	$1,478,214

MACK-CALI REALTY CORPORATION

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mack-Cali Realty Corporation
(Registrant)

Date: February 18, 2015	By:	/s/ Anthony Krug
Anthony Krug
Chief Financial Officer
(principal financial officer
and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ William L. Mack	Chairman of the Board	February 18, 2015
William L. Mack

/s/ Mitchell E. Hersh	President and Chief Executive	February 18, 2015
Mitchell E. Hersh	Officer and Director
(principal executive officer)

/s/ Anthony Krug	Chief Financial Officer	February 18, 2015
Anthony Krug	(principal financial officer
and principal accounting officer)

/s/ Alan S. Bernikow	Director	February 18, 2015
Alan S. Bernikow

/s/ Kenneth M. Duberstein	Director	February 18, 2015
Kenneth M. Duberstein

/s/ Nathan Gantcher	Director	February 18, 2015
Nathan Gantcher

/s/ Jonathan Litt	Director	February 18, 2015
Jonathan Litt

/s/ David S. Mack	Director	February 18, 2015
David S. Mack

/s/ Alan G. Philibosian	Director	February 18, 2015
Alan G. Philibosian

/s/ Irvin D. Reid	Director	February 18, 2015
Irvin D. Reid

/s/ Vincent Tese	Director	February 18, 2015
Vincent Tese

/s/ Roy J. Zuckerberg	Director	February 18, 2015
Roy J. Zuckerberg

MACK-CALI REALTY CORPORATION

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.1	Articles of Restatement of Mack-Cali Realty Corporation dated September 18, 2009 (filed as Exhibit 3.2 to the Company’s Form 8-K dated September 17, 2009 and incorporated herein by reference).

3.2
Articles of Amendment to the Articles of Restatement of Mack-Cali Realty Corporation as filed with the State Department of Assessments and Taxation of Maryland on May 14, 2014 (filed as Exhibit 3.1 to the Company’s Form 8-K dated May 12, 2014 and incorporated herein by reference).

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

10.8
First Amendment to Contribution and Exchange Agreement, dated as of December 11, 1997, by and among the Company and the Mack Group (filed as Exhibit 10.99 to the Company’s Form 8-K dated December 11, 1997 and incorporated herein by reference).

10.9
Employee Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.1 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.10
Director Stock Option Plan of Mack-Cali Realty Corporation (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Form S-8, Registration No. 333-44443, and incorporated herein by reference).

10.11
2000 Employee Stock Option Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-52478, and incorporated herein by reference), as amended by the First Amendment to the 2000 Employee Stock Option Plan (filed as Exhibit 10.17 to the Company’s Form 10-Q dated June 30, 2002 and incorporated herein by reference).

10.12
Amended and Restated 2000 Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 333-100244, and incorporated herein by reference).

10.13	Mack-Cali Realty Corporation 2004 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-116437, and incorporated herein by reference).

10.14
Amended and Restated Mack-Cali Realty Corporation Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company's Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.15	Mack-Cali Realty Corporation 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 Registration No. 333-188729, and incorporated herein by reference).

10.16
Indemnification Agreement by and between Mack-Cali Realty Corporation and William L. Mack dated October 22, 2002 (filed as Exhibit 10.101 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.17
Indemnification Agreement by and between Mack-Cali Realty Corporation and Mitchell E. Hersh dated October 22, 2002 (filed as Exhibit 10.102 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.18
Indemnification Agreement by and between Mack-Cali Realty Corporation and Alan S. Bernikow dated May 20, 2004 (filed as Exhibit 10.104 to the Company’s Form 10-Q dated September 30, 2010 and incorporated herein by reference).

10.19
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

10.28	Indemnification Agreement by and between Mack-Cali Realty Corporation and Anthony Krug dated October 22, 2002.

10.29	Indemnification Agreement by and between Mack-Cali Realty Corporation and Jonathan Litt dated March 3, 2014.

10.30*	Indemnification Agreement by and between Mack-Cali Realty Corporation and Gary T. Wagner dated November 11, 2011.

10.31
Indemnification Agreement dated October 22, 2002 by and between Mack-Cali Realty Corporation and John Crandall (filed as Exhibit 10.29 to the Company's Form 10-Q dated September 30, 2002 and incorporated herein by reference).

10.32
Second Amendment to Contribution and Exchange Agreement, dated as of June 27, 2000, between RMC Development Company, LLC f/k/a Robert Martin Company, LLC, Robert Martin Eastview North Company, L.P., the Company and the Operating Partnership (filed as Exhibit 10.44 to the Company's Form 10-K dated December 31, 2002 and incorporated herein by reference).

10.33
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

10.34
Term Loan Agreement among Mack-Cali Realty, L.P. and JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, and other lender which may become parties to this Agreement dated November 29, 2006 (filed as Exhibit 10.120 to the Company's Form 10-K dated December 31, 2006 and incorporated herein by reference).

10.35
Agreement of Purchase and Sale among SLG Broad Street A LLC and SLG Broad Street C LLC, as Sellers, and M-C Broad 125 A L.L.C. and M-C Broad 125 C L.L.C., as Purchasers, dated as of March 15, 2007 (filed as Exhibit 10.121 to the Company's Form 10-Q dated March 31, 2007 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.36
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

10.37
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

10.41
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

10.44
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

10.81	Form of Amended and Restated Limited Liability Company Agreement (filed as Exhibit 10.2 to the Company's Form 8-K dated December 5, 2011 and incorporated herein by reference).

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

10.83
Fourth Amended and Restated Revolving Credit Agreement dated as of July 16, 2013 among Mack Cali Realty, L.P., as borrower, Mack-Cali Realty Corporation, as guarantor, and JPMorgan Chase Bank, N.A., as administrative agent and the several Lenders party thereto, as lenders (filed as Exhibit 10.1 to the Company's Form 8-K dated July 16, 2013 and incorporated herein by reference).

10.84
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

10.95
Form of Restricted Share Award Agreement effective December 9, 2014 by and between Mack-Cali Realty Corporation and each of William L. Mack, Alan S. Bernikow, Kenneth M. Duberstein, Nathan Gantcher, Jonathan Litt, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 9, 2014 and incorporated herein by reference).

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

10.117
Settlement and General Release Agreement dated March 1, 2014 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.117 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.118
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

10.120
Separation Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Bradford R. Klatt (filed as Exhibit 10.122 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.121
Separation Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Carl Goldberg (filed as Exhibit 10.123 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.122
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

Exhibit
Number	Exhibit Title

10.123
Consulting Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Carl Goldberg and Devra Goldberg (filed as Exhibit 10.125 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.124
Separation Agreement dated November 4, 2014 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2014 and incorporated herein by reference).

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

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

* filed herewith