Form 10-Q
period 2015-09-30
MACK CALI REALTY CORP
filed 2015-10-28
CIK 924901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.                                 YES  X NO _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  X  NO _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                                                                                                           Accelerated filer  ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)                           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES _ NO X

As of October 26, 2015, there were 89,310,574 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

		MACK-CALI REALTY CORPORATION

		FORM 10-Q

		INDEX

Part I	Financial Information		Page

	Item 1.	Financial Statements (unaudited):	3

		Consolidated Balance Sheets as of September 30, 2015	4
		and December 31, 2014

		Consolidated Statements of Operations for the three and nine months	5
		ended September 30, 2015 and 2014

		Consolidated Statement of Changes in Equity for the nine months	6
		ended September 30, 2015

		Consolidated Statements of Cash Flows for the nine months	7
		ended September 30, 2015 and 2014

		Notes to Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition	37
		and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

	Item 4.	Controls and Procedures	58

Part II	Other Information

	Item 1.	Legal Proceedings	59

	Item 1A.	Risk Factors	59

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

	Item 3.	Defaults Upon Senior Securities	59

	Item 4.	Mine Safety Disclosures	59

	Item 5.	Other Information	59

	Item 6.	Exhibits	59

Signatures			60

Exhibit Index			61

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

The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	September 30,	December 31,
ASSETS	2015	2014
Rental property
Land and leasehold interests	$706,122	$760,855
Buildings and improvements	3,619,200	3,753,300
Tenant improvements	398,812	431,969
Furniture, fixtures and equipment	13,582	12,055
	4,737,716	4,958,179
Less – accumulated depreciation and amortization	(1,434,603)	(1,414,305)

Net investment in rental property	3,303,113	3,543,874
Cash and cash equivalents	30,866	29,549
Investments in unconsolidated joint ventures	299,486	247,468
Unbilled rents receivable, net	118,466	123,885
Deferred charges, goodwill and other assets, net	200,723	204,650
Restricted cash	40,068	34,245
Accounts receivable, net of allowance for doubtful accounts
of $1,579 and $2,584	9,180	8,576

Total assets	$4,001,902	$4,192,247

LIABILITIES AND EQUITY
Senior unsecured notes	$1,268,568	$1,267,744
Revolving credit facility	35,000	-
Mortgages, loans payable and other obligations	740,024	820,910
Dividends and distributions payable	15,582	15,528
Accounts payable, accrued expenses and other liabilities	136,673	126,971
Rents received in advance and security deposits	47,645	52,146
Accrued interest payable	27,413	26,937
Total liabilities	2,270,905	2,310,236
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized,
89,310,243 and 89,076,578 shares outstanding	893	891
Additional paid-in capital	2,565,143	2,560,183
Dividends in excess of net earnings	(1,070,456)	(936,293)
Total Mack-Cali Realty Corporation stockholders’ equity	1,495,580	1,624,781

Noncontrolling interests in subsidiaries:
Operating Partnership	180,691	202,173
Consolidated joint ventures	54,726	55,057
Total noncontrolling interests in subsidiaries	235,417	257,230

Total equity	1,730,997	1,882,011

Total liabilities and equity	$4,001,902	$4,192,247

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
REVENUES	2015	2014	2015	2014
Base rents	$119,707	$125,793	$364,746	$393,054
Escalations and recoveries from tenants	15,050	19,172	49,291	61,736
Real estate services	7,510	7,622	22,555	21,323
Parking income	2,749	2,255	8,141	6,605
Other income	1,142	647	3,707	2,667
Total revenues	146,158	155,489	448,440	485,385

EXPENSES
Real estate taxes	19,143	22,154	63,005	69,880
Utilities	13,172	15,701	44,146	58,555
Operating services	24,535	26,519	78,607	83,581
Real estate services expenses	6,673	6,933	19,520	20,213
General and administrative	13,670	12,665	36,669	49,219
Depreciation and amortization	44,099	41,983	127,266	131,679
Impairments	164,176	-	164,176	-
Total expenses	285,468	125,955	533,389	413,127
Operating income (loss)	(139,310)	29,534	(84,949)	72,258

OTHER (EXPENSE) INCOME
Interest expense	(24,689)	(27,353)	(78,677)	(85,458)
Interest and other investment income	5	908	563	2,216
Equity in earnings (loss) of unconsolidated joint ventures	3,135	(1,268)	(2,723)	(2,060)
Realized gains (losses) on disposition of rental property, net	18,718	264	53,261	54,848
Gain on sale of investment in unconsolidated joint venture	-	-	6,448	-
Total other (expense) income	(2,831)	(27,449)	(21,128)	(30,454)
Net income (loss)	(142,141)	2,085	(106,077)	41,804
Noncontrolling interest in consolidated joint ventures	(281)	145	582	757
Noncontrolling interest in Operating Partnership	15,530	(248)	11,461	(4,754)
Net income (loss) available to common shareholders	$(126,892)	$1,982	$(94,034)	$37,807

Basic earnings per common share:
Net income (loss) available to common shareholders	$(1.42)	$0.02	$(1.05)	$0.43

Diluted earnings per common share:
Net income (loss) available to common shareholders	$(1.42)	$0.02	$(1.05)	$0.43

Basic weighted average shares outstanding	89,249	88,875	89,229	88,621

Diluted weighted average shares outstanding	100,172	100,052	100,236	100,014

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

			Additional	Dividends in	Noncontrolling
	Common Stock		Paid-In	Excess of	Interests	Total
	Shares	Par Value	Capital	Net Earnings	in Subsidiaries	Equity
Balance at January 1, 2015	89,077	$891	$2,560,183	$(936,293)	$257,230	$1,882,011
Net income (loss)	-	-	-	(94,034)	(12,043)	(106,077)
Common stock dividends	-	-	-	(40,129)	-	(40,129)
Common unit distributions	-	-	-	-	(4,927)	(4,927)
Increase in noncontrolling interest
in consolidated joint ventures	-	-	-	-	251	251
Redemption of common units
for common stock	294	3	5,367	-	(5,370)	-
Shares issued under Dividend
Reinvestment and Stock Purchase Plan	2	-	54	-	-	54
Directors' deferred compensation plan	-	-	297	-	-	297
Stock compensation	46	-	1,556	-	-	1,556
Cancellation of shares	(109)	(1)	(2,038)	-	-	(2,039)
Rebalancing of ownership percentage
between parent and subsidiaries	-	-	(276)	-	276	-
Balance at September 30, 2015	89,310	$893	$2,565,143	$(1,070,456)	$235,417	$1,730,997

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine Months Ended
	September 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2015	2014
Net income (loss)	$(106,077)	$41,804
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization, including related intangible assets	128,422	132,698
Amortization of deferred stock units	297	309
Amortization of stock compensation	1,500	6,439
Amortization of deferred financing costs	2,846	2,306
Amortization of debt discount and mark-to-market	2,791	5,502
Equity in (earnings) loss of unconsolidated joint ventures	2,723	2,060
Distributions of cumulative earnings from unconsolidated joint ventures	3,145	10,974
Realized (gains) loss on disposition of rental property, net	(53,261)	(54,848)
Realized (gains) loss on sale of investment in unconsolidated joint venture	(6,448)	-
Impairments	164,176	-
Changes in operating assets and liabilities:
Decrease (increase) in unbilled rents receivable, net	17	(4,477)
Increase in deferred charges, goodwill and other assets	(23,387)	(28,544)
Increase in accounts receivable, net	(603)	(1,911)
Increase in accounts payable, accrued expenses and other liabilities	5,298	13,565
Decrease in rents received in advance and security deposits	(4,502)	(5,938)
Increase (decrease) in accrued interest payable	7,751	(4,440)

Net cash provided by operating activities	$124,688	$115,499

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(6,057)	$(46,883)
Rental property additions and improvements	(59,700)	(77,109)
Development of rental property and other related costs	(49,959)	(4,881)
Proceeds from the sales of rental property	81,049	274,839
Proceeds from the sale of investment in unconsolidated joint venture	6,448	-
Investments in notes receivable	-	(62,276)
Repayment of notes receivable	7,750	10,250
Investment in unconsolidated joint ventures	(68,468)	(57,568)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,329	36,303
Increase in restricted cash	(5,823)	(6,777)

Net cash (used in) provided by investing activities	$(90,431)	$65,898

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$179,000	$262,328
Repayment of revolving credit facility	(144,000)	(262,328)
Repayment of senior unsecured notes	-	(200,000)
Proceeds from mortgages and loans payable	6,193	28,350
Repayment of mortgages, loans payable and other obligations	(29,307)	(44,825)
Payment of contingent consideration	-	(5,228)
Payment of financing costs	(98)	(1,021)
Cash from noncontrolling interests	251	-
Payment of dividends and distributions	(44,979)	(74,851)

Net cash used in financing activities	$(32,940)	$(297,575)

Net increase (decrease) in cash and cash equivalents	$1,317	$(116,178)
Cash and cash equivalents, beginning of period	29,549	221,706

Cash and cash equivalents, end of period	$30,866	$105,528

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION
Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of September 30, 2015, the Company owned or had interests in 274 properties, consisting of 146 office and 109 flex properties, totaling approximately 29.7 million square feet, leased to approximately 1,900  commercial tenants, and 19 multi-family rental properties containing  5,644 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 146 office buildings totaling approximately 24.4 million square feet (which include 36 buildings, aggregating approximately 5.6 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 94 office/flex buildings totaling approximately 4.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 19 multi-family properties totaling 5,644 apartments (which include 13 properties aggregating 4,343 apartments owned by unconsolidated joint ventures in which the Company has investment interests), five parking/retail properties totaling approximately 121,500 square feet (which include two buildings aggregating 81,500 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

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

Accounting Standards Codification (“ASC”) 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance: and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

As of September 30, 2015 and December 31, 2014, the Company’s investments in consolidated real estate joint ventures in which the Company is deemed to be the primary beneficiary have total real estate assets of $254 million and $242.9 million, respectively, mortgages of $100.7 million and $94.3 million, respectively, and other liabilities of $17.5 million and $15.7 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental
Property
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition–related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.9 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and $3.5 million and $2.7 million for the nine months ended September 30, 2015 and 2014, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $103.1 million and $62.8 million as of September 30, 2015 and December 31, 2014, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.  See Note 3: Recent Transactions – Impairments on Properties Held and Used.

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

If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used.  A property that is reclassified is measured and recorded individually at the lower of (a) its carrying value before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the value of the investment.  The Company’s estimates of value for each investment (particularly in real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.  See Note 4: Investments in Unconsolidated Joint Ventures.

Cash and Cash
Equivalents	All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

Deferred
Financing Costs
Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Amortization of such costs is included in interest expense and was $945,000 and $778,000 for the three months ended September 30, 2015 and 2014, respectively, and $2,846,000 and $2,306,000 for the nine months ended September 30, 2015 and 2014, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from early extinguishment of debt.  No such unamortized costs were written off for the nine months ended September 30, 2015 and 2014.

Deferred
Leasing Costs
Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, was approximately $922,000 and $940,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately $2,738,000 and $2,816,000 for the nine months ended September 30, 2015 and 2014, respectively.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is allocated to various reporting units, as applicable.  Each of the Company’s segments consists of a reporting unit. Goodwill is not amortized.  Management performs an annual impairment test for goodwill during the fourth quarter and between annual tests, management evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying value of goodwill may not be fully recoverable.  In its impairment tests of goodwill, management first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If, based on this assessment, management determines that the fair value of the reporting unit is not less than its carrying value, then performing the additional two-step impairment test is unnecessary. If the carrying value of goodwill exceeds its fair value, an impairment charge is recognized.

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

As of September 30, 2015, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $16.0 million which has been fully reserved for through a valuation allowance.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of September 30, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2010 forward.

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

Dividends and
Distributions
Payable
The dividends and distributions payable at September 30, 2015 represents dividends payable to common shareholders (89,310,308 shares) and distributions payable to noncontrolling interest common unitholders of the Operating Partnership (10,790,142 common units) for all such holders of record as of October 5, 2015 with respect to the third quarter 2015.  The third quarter 2015 common stock dividends and common unit distributions of $0.15 per common share and unit were approved by the Board of Directors on September 22, 2015 and paid on October 15, 2015.

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

Stock
Compensation
The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), restricted stock units (“RSUs”), performance share units (“PSUs”), total stockholder return based performance shares (“TSR”)  and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $695,000 and $830,000 for the three months ended September 30, 2015 and 2014, respectively, and $1,500,000 and $5,094,000 for the nine months ended September 30, 2015 and 2014, respectively.  The amount for the nine months ended September 30, 2014 included $3,150,000 related to the departure of certain executive officers.

Other
Comprehensive
Income
Other comprehensive income (loss), if any, includes items that are recorded in equity, such as unrealized holding gains or losses on marketable securities available for sale.  There was no difference in other comprehensive income to net income for the three and nine months ended September 30, 2015 and 2014, and no accumulated other comprehensive income as of September 30, 2015 and December 31, 2014.

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

In April 2015, the FASB issued ASU 2015-03, Interest–Imputation of Interest-Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by this update.  Debt issuance costs related to revolving lines of credit are not within the scope of this new guidance. Additionally, in August 2015 the FASB issued guidance expanding the April 2015 update (ASU 2015-15).  It states that, given the absence of authoritative guidance within the update, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset for revolving lines of credit and subsequently amortizing the deferred debt issuance costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line of credit.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted for financial statements that have not been previously issued.  Full retrospective application is required.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements when adopted.

3.    RECENT TRANSACTIONS

Acquisitions
On October 23, 2015, the Company signed an agreement to acquire a 196,000 square-foot office property located in Edison, New Jersey, for approximately $53.1 million, subject to certain conditions.  The acquisition is expected to be completed in the fourth quarter of 2015.

On April 1, 2015, the Company acquired vacant land to accommodate a two-phase development of 365 multi-family residential units located in Worcester, Massachusetts (the “CitySquare Project”) for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of September 30, 2015), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the second quarter 2017.  The second phase, with 128 units, is projected to begin construction in 2017.  Total development costs are estimated to be approximately $92.5 million (of which $7.1 million was incurred by the Company through September 30, 2015).  For the nine months ended September 30, 2015, included in general and administrative expense was approximately $111,000 in transaction costs related to this acquisition.

Dispositions
On June 26, 2015, the Company sold its 203,506 square foot office property located at 14 Sylvan Way in Parsippany, New Jersey for net sales proceeds of approximately $80 million, with a gain of approximately $24.7 million from the sale.

On June 1, 2015, the Company sold its 25 percent equity interest in Rosewood Lafayette Holdings L.L.C., a joint venture which owns the Highlands at Morristown Station, a 217-unit multi-family property located in Morristown, New Jersey, to its joint venture partner with a gain on the sale of approximately $6.4 million.

On January 15, 2015, the Company sold its 21,600 square foot office/flex property located at 1451 Metropolitan Drive in West Deptford, New Jersey for net sales proceeds of approximately $1.1 million, with a gain of approximately $0.1 million from the sale.

During the three months ended September 30, 2015, the Company transferred the deeds for two of its office properties to the lender in satisfaction of its mortgage loan obligations. The properties transferred consisted of 5 Becker Farm Road in Roseland, New Jersey, aggregating 118,343 square feet, which was collateral for a $14.4 million mortgage loan scheduled to mature on May 11, 2016, and 210 Clay Avenue in Lyndhurst, New Jersey, aggregating 121,203 square feet, which was collateral for a $13.8 million mortgage loan also scheduled to mature on May 11, 2016.  During the three months ended June 30, 2015, the Company transferred the deeds for two of its office properties to the lender in satisfaction of its mortgage loan obligations. The properties transferred consisted of 4 Sylvan Way in Parsippany, New Jersey, aggregating 105,135 square feet, which was collateral for a $14.6 million mortgage loan that matured on August 11, 2014, and 10 Independence Boulevard in Warren, New Jersey, aggregating 120,528 square feet, which was collateral for a $16.9 million mortgage loan that matured on August 11, 2014.   The Company had previously recorded impairment charges on these four properties totaling $25.2 million during the year ended December 31, 2013.  During the three and nine months ended September 30, 2015, the Company recorded gains on the disposal of these office properties for a total of $18.7 million and $28.4 million, respectively.

On January 1, 2014, the Company early adopted the new discontinued operations accounting standard and as the properties disposed of during the nine months ended September 30, 2015 will not represent a strategic shift (as the Company is not entirely exiting markets or property types), they have not been reflected as part of discontinued operations.

The following table summarizes income (loss) for the three and nine month periods ended September 30, 2015 and 2014 from the properties disposed of during the nine months ended September 30, 2015 and the 16 properties sold during the year ended December 31, 2014: (dollars in thousands)

	Three Months Ended		Nine Months Ended
		September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$225	$8,891	$9,118	$48,196
Operating and other expenses	(700)	(3,627)	(4,136)	(22,576)
Depreciation and amortization	(3,585)	(1,363)	(7,509)	(9,178)
Interest expense	(1,146)	(2,588)	(6,374)	(7,795)

Income (loss) from properties disposed of	$(5,206)	$1,313	$(8,901)	$8,647

Realized gains on dispositions	18,718	264	53,261	54,848

Total income from properties disposed of	$13,512	$1,577	$44,360	$63,495

Impairments on Properties Held and Used
In September 2015, the Company announced a three-year strategic initiative to transform the Company into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties.  In connection with the transformation of the Company’s portfolio, management began developing a disposition plan in September 2015, which will be an ongoing assessment process.  Through this plan, the Company, in the coming years, expects to dispose of primarily office properties considered non-core to its ongoing operations.  As a result, at September 30, 2015, the Company evaluated the recoverability of the carrying values of these non-core properties, and determined that due to the shortening of the expected periods of ownership, it was necessary to reduce the carrying values of 22 rental properties to their estimated fair values.  Accordingly, the Company recorded an impairment charge of $158.6 million at September 30, 2015 reducing the aggregate carrying values of these properties from $554.3 million to their estimated fair values of $395.7 million.

Four of the Company’s office properties are collateral for a mortgage loan that matured on August 11, 2014, with a principal balance of $65.0 million as of September 30, 2015.  The loan was not repaid at maturity and the Company is in discussions with the lender regarding potential options in satisfaction of the obligation (see Note 9: Mortgages, Loans Payable and Other Obligations).   As of September 30, 2015, the Company estimated that the carrying value of three of these properties, aggregating 479,877 square feet and located in Roseland and Parsippany, New Jersey, may not be recoverable over their anticipated holding periods.  In order to reduce the carrying values of the properties to their estimated fair values, the Company recorded impairment charges of $5.6 million at September 30, 2015, which resulted from the current decline in leasing activity and market rents of the properties identified.   The Company had previously recorded impairment charges on these properties at September 30, 2013 of $12.5 million.

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

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2015, the Company had an aggregate investment of approximately $299.5 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of September 30, 2015, the unconsolidated joint ventures owned: 36 office and two retail properties aggregating approximately 5.7 million square feet, 13 multi-family properties totaling 4,343 apartments, a 350-room hotel, development projects for up to approximately 1,074 apartments; and interests and/or rights to developable land parcels able to accommodate up to 2,910 apartments and 1.4 million square feet of office space.  The Company’s unconsolidated interests range from 7.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of September 30, 2015, such debt had a total facility amount of $453.6 million of which the Company agreed to guarantee up to $62 million.  As of September 30, 2015, the outstanding balance of such debt totaled $268.3 million of which $53.1 million was guaranteed by the Company.  The Company also posted a $3.6 million letter of credit in support of the South Pier at Harborside joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $1.3 million and $1.9 million for such services in the three months ended September 30, 2015 and 2014, respectively, and $4.4 million and $5.1 million for the nine months ended September 30, 2015 and 2014, respectively, which are included in real estate services revenue for the periods presented.  The Company had $0.7 million and $1.0 million in accounts receivable due from its unconsolidated joint ventures as of September 30, 2015 and December 31, 2014.

Included in the Company’s investments in unconsolidated joint ventures as of September 30, 2015 are five unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $168.4 million as of September 30, 2015.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $202.1 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $33.7 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company's unconsolidated joint ventures as of September 30, 2015 and December 31, 2014: (dollars in thousands, including footnotes)

						Property Debt
	Number of		Company's	Carrying Value		As of September 30, 2015
	Apartment Units		Effective	September 30,	December 31,		Maturity	Interest
Entity / Property Name	or Square Feet (sf)		Ownership % (a)	2015	2014	Balance	Date	Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%	$15,686	$15,779	$95,000	05/01/18	4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (b)	523	units	15.00%	1,237	2,161	165,000	02/01/21	4.19%
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station (c)	217	units	25.00%	-	62	-	-	-
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial (b)	236	units	50.00%	-	-	57,500	09/01/20	4.32%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (d) (e)	130	units	12.50%	5,810	6,029	46,206	(f)	(f)
Overlook Ridge JV 2C/3B, L.L.C./The Chase at Overlook Ridge (b)	371	units	50.00%	2,261	2,524	52,662	12/26/15	L+2.50%	(g)
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial (b)	316	units	25.00%	274	955	79,380	07/15/21	6.00%	(h)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b)	355	units	7.50%	-	-	128,100	03/01/30	4.00%	(i)
Crystal House Apartments Investors LLC / Crystal House (j)	798	units	25.00%	27,716	27,051	165,000	04/01/20	3.17%
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7 (b)	176	units	38.25%	-	1,747	42,336	12/04/15	L+2.50%	(k)
PruRose Port Imperial South 13, LLC / RiverParc at Port Imperial (b)	280	units	20.00%	-	1,087	69,916	06/27/16	L+2.15%	(l)
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (m)	363	units	20.00%	1,678	1,800	-	-	-
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%	15,946	11,282	63,627	03/30/17	L+2.25%	(n)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b)	227	units	7.50%	-	-	81,900	03/01/30	4.00%	(o)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	45.00%	2,575	4,744	30,000	08/01/25	3.70%	(p)
Capitol Place Mezz LLC / Station Townhouses	378	units	50.00%	47,156	49,327	94,671	07/01/33	4.82%	(q)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	763	units	85.00%	95,978	34,954	22,916	08/01/29	5.197%	(r)
RoseGarden Monaco, L.L.C./ San Remo Land	250	potential units	41.67%	1,325	1,283	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850	potential units	50.00%	337	337	-	-	-

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	4,073	3,963	15,310	05/17/16	L+3.00%	(s)
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	5,730	5,620	12,912	07/01/23	2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	2,126	1,993	6,292	11/01/23	4.76%
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962	1,962	-	-	-
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	33.33%	-	-	61,500	09/09/16	L+7.00%	(t)
Keystone-Penn	1,842,820	sf	(u)	-	-	223,546	(v)	(v)
Keystone-TriState	1,266,384	sf	(w)	4,376	6,140	206,878	(x)	(x)
KPG-MCG Curtis JV, L.L.C./ Curtis Center (y)	885,000	sf	50.00%	56,441	59,911	(z)	(z)	(z)

Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	1,225,000	sf	50.00%	3,969	4,022	-	-	-
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial (b)	30,745	sf	20.00%	1,776	1,828	-	-	-
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%	(aa)	(aa)	64,092	(ab)	(ab)
Stamford SM LLC / Senior Mezzanine Loan (ac)	n/a	n/a	80.00%	-	-	-	-	-
Other (ad)				1,054	907	-	-	-
Totals:				$299,486	$247,468	$1,784,744

(a)	Company's effective ownership % represents the Company's entitlement to residual distributions after payments of priority returns, where applicable.
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

(e)
The Company's ownership interests in this venture are subordinate to its partner's preferred capital balance and the payment of the outstanding balance remaining on a note ($975 as of September 30, 2015), and is not expected to meaningfully participate in the venture's cash flows in the near term.

(f)
Property debt balance consists of: (i) a loan, collateralized by the Metropolitan at 40 Park, with a balance of $38,600, bears interest at 3.25 percent, matures in September 2020 and is interest only through September 2015; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,489, bears interest at 3.63 percent, matures in August 2018; and (iii) a loan, collateralized by the Lofts at 40 Park, with a balance of $1,117, bears interest at LIBOR plus 250 basis points and matures in September 2016.  The Shops at 40 Park mortgage loan also provides for additional borrowing proceeds of $1 million based on certain preferred thresholds being achieved.

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

(m)	The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J ("Port Imperial North Land") that can accommodate the development of 836 apartment units.
(n)	The construction loan has a maximum borrowing amount of $77,400 and provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points for each year.
(o)	The construction loan with a maximum borrowing amount of $57,000 converted to a permanent loan on February 27, 2015.
(p)	The construction loan with a maximum borrowing amount of $23,400 converted to a permanent loan on July 14, 2015. See discussion in Recent Transactions following in this footnote.
(q)	The construction/permanent loan has a maximum borrowing amount of $100,700 with amortization starting in August 2017.
(r)	The construction/permanent loan has a maximum borrowing amount of $192,000.
(s)
The joint venture has a swap agreement that fixes the all-in rate to 3.99375 percent per annum on an initial notional amount of $13,650 and then adjusting in accordance with an amortization schedule, which is effective from October 17, 2011 through loan maturity.

(t)	The mortgage loan has two one-year extension options, subject to certain conditions, and includes a $25 million construction escrow with a balance of $0.5 million to be drawn at September 30, 2015.
(u)
The Company’s equity interests in the joint ventures will be subordinated to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.  See discussion in Recent Transactions following in this footnote.

(v)
Principal balance of $127,600 bears interest at 5.114 percent and matures in August 27, 2023; principal balance of $85,521 bears interest at rates ranging from LIBOR+5.0 percent to LIBOR+5.75 percent and matures in August 27, 2016; principal balance of $10,425 bears interest at LIBOR+6.0 percent matures in August 27, 2015.

(w)
Includes the Company’s pari-passu interests of $4.4 million in five properties and Company’s subordinated equity interests to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(x)
Principal balance of $41,849 bears interest at 4.95 percent and matures on July 1, 2017; principal balance of $72,329 bears interest at rates ranging from 5.65 percent to 6.75 percent and matures on September 9, 2017; principal balance of $14,250 bears interest at 4.88 percent and matures on July 6, 2024; principal balance of $63,400 bears interest at 4.93 percent and matures on July 6, 2044; principal balance of $15,050 bears interest at 4.71 percent and matures on August 6, 2044.

(y)	Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12.
(z)	See Note 9: Mortgages, Loans Payable and Other Obligations for debt secured by interests in these assets.
(aa)
The negative carrying value for this venture of $1,419 and $1,854 as of September 30, 2015 and December 31, 2014, respectively, were included in accounts payable, accrued expenses and other liabilities.

(ab)
Balance includes: (i) mortgage loan, collateralized by the hotel property, with a balance of $60,498, bears interest at 6.15 percent and matures in November 2016, and (ii) loan with a balance of $3,594, bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 1, 2020.  The Company posted a $3.6 million letter of credit in support of this loan, half of which is indemnified by the partner.

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

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and nine months ended September 30, 2015 and 2014: (dollars in thousands)

	Three Months Ended		Nine Months Ended
		September 30,		September 30,
Entity / Property Name	2015	2014	2015	2014
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$64	$3	$186	$(13)
RoseGarden Monaco Holdings, L.L.C./ Monaco	(295)	(249)	(924)	(764)
Rosewood Lafayette Holdings, L.L.C./ Highlands at Morristown Station	-	(221)	(62)	(639)
PruRose Port Imperial South 15, LLC /RiversEdge at Port Imperial	-	-	-	-
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(93)	(90)	(277)	(264)
Overlook Ridge JV 2C/3B, L.L.C./The Chase at Overlook Ridge	(16)	(217)	(263)	(155)
PruRose Riverwalk G, L.L.C./ RiverTrace at Port Imperial	(151)	(615)	(681)	(1,766)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	-	-	-	(203)
Crystal House Apartments Investors LLC / Crystal House	(44)	68	(41)	(206)
Portside Master Company, L.L.C./ Portside at Pier One - Bldg 7	(379)	(228)	(1,736)	(661)
PruRose Port Imperial South 13, LLC / RiverParc at Port Imperial	(257)	(220)	(988)	(638)
Roseland/Port Imperial Partners, L.P./ Riverwalk C	(85)	(173)	(394)	(518)
RoseGarden Marbella South, L.L.C./ Marbella II	-	-	-	-
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	-	-	-	(15)
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(54)	-	(377)	-
Capitol Place Mezz LLC / Station Townhouses	(1,454)	-	(2,642)	-
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	-	-	-	(212)
RoseGarden Monaco, L.L.C./ San Remo Land	-	-	-	-
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	(12)	-	(32)	(54)
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	110	101	332	306
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	38	22	110	165
BNES Associates III / Offices at Crystal Lake	13	127	133	273
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	-	-	(5)	(5)
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	(37)	(412)	(800)	(1,548)
Keystone-Penn	3,663	-	3,663	-
Keystone-TriState	(173)	(733)	(1,763)	(733)
KPG-MCG Curtis JV, L.L.C./ Curtis Center	327	113	755	364
Other
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	102	74	258	220
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(17)	(34)	(52)	(81)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	1,151	583	1,934	1,874
Stamford SM LLC / Senior Mezzanine Loan	-	493	-	2,337
Other	734	340	943	876
Company's equity in earnings (loss) of unconsolidated joint ventures	$3,135	$(1,268)	$(2,723)	$(2,060)

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of September 30, 2015 and December 31, 2014: (dollars in thousands)

	September 30,	December 31,
	2015	2014
Assets:
Rental property, net	$1,602,899	$1,534,812
Other assets	460,762	398,222
Total assets	$2,063,661	$1,933,034
Liabilities and partners'/
members' capital:
Mortgages and loans payable	$1,246,582	$1,060,020
Other liabilities	228,045	211,340
Partners'/members' capital	589,034	661,674
Total liabilities and
partners'/members' capital	$2,063,661	$1,933,034

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and nine months ended September 30, 2015 and 2014: (dollars in thousands)

	Three Months Ended		Nine Months Ended
		September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$82,586	$80,711	$238,138	$224,822
Operating and other expenses	(55,969)	(58,684)	(169,278)	(173,642)
Depreciation and amortization	(16,823)	(15,134)	(51,632)	(31,715)
Interest expense	(14,622)	(11,296)	(39,280)	(26,423)
Net loss	$(4,828)	$(4,403)	$(22,052)	$(6,958)

Recent Transactions
KEYSTONE-PENN
On August 28, 2015, Rosetree KPG III, L.L.C., which owns a 236,417 square-foot two-building office property located in Media, Pennsylvania refinanced its $31.8 million loan and obtained a new $45.5 million mortgage loan. The Company received a distribution of $3.7 million as its share of the loan proceeds recognized as equity in earnings during the three and nine months ended September 30, 2015 (as a result of having no carrying value of its investment in the unconsolidated joint venture).

RIVERPARK AT HARRISON I, L.L.C./RIVERPARK AT HARRISON
On July 14, 2015, Riverpark at Harrison I, L.L.C. (“Riverpark”), which owns a 141-unit multi-family rental property located in Harrison, New Jersey, refinanced the $23.4 million construction loan, and obtained a $30 million mortgage loan. The Company received a distribution of $1.7 million from the loan proceeds. Concurrent with the loan refinancing, the Company, which holds a 36 percent interest in Riverpark, and its venture partners that hold ownership interests aggregating 44 percent acquired the 20 percent interest of the remaining partner group for $2.1 million.  As a result of the 20 percent redemption, the Company’s ownership interest increased to 45 percent with the remaining venture partners owning 55 percent.  The Company has determined that the joint venture is not a VIE since the equity investment at risk is sufficient to permit Riverpark to finance its activities without additional financial support.  As control is shared with the partners in accordance with the operating agreement, the Company will continue to have an unconsolidated joint venture interest in Riverpark under the provisions of ASC 810, Consolidation.

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

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	September 30,	December 31,
(dollars in thousands)	2015	2014
Deferred leasing costs	$232,291	$239,138
Deferred financing costs	20,823	24,042
	253,114	263,180
Accumulated amortization	(119,965)	(122,358)
Deferred charges, net	133,149	140,822
Notes receivable (a)	13,557	21,491
In-place lease values, related intangibles and other assets, net	4,936	6,565
Goodwill	2,945	2,945
Prepaid expenses and other assets, net	46,136	32,827

Total deferred charges, goodwill and other assets, net	$200,723	$204,650

(a)
Includes as of September 30, 2015: a mortgage receivable for $10.4 million which bears interest at LIBOR plus six percent and matures in August 2016; and an interest-free note receivable with a net present value of $3.1 million and matures in April 2023.  The Company believes these balances are fully collectible.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company does not have any derivative instruments designated as cash flow hedges.  The following table summarizes the notional and fair value of the Company’s derivative financial instruments, designated as fair value hedges, as of September 30, 2015 and December 31, 2014 (dollars in thousands):

						Fair Value
	Notional		Strike	Effective	Expiration	September 30,	December 31,
	Value	(a)	Rate	Date	Date	2015	2014
LIBOR Cap	$51,000		1.5%	September 2014	October 2015	$-	$1
LIBOR Cap	24,000		1.5%	September 2014	October 2015	-	1
LIBOR Cap	51,000		1.75%	October 2015	October 2016	2	64
LIBOR Cap	24,000		1.75%	October 2015	October 2016	1	29
						$3	$95

(a)	The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

The Company includes these derivative financial instruments in deferred charges, goodwill and other assets, net.  As changes in the fair value of these derivative financial instruments are recorded in earnings, the Company recorded a loss on the change in fair value of $12,000 and $92,000 during the three and nine months ended September 30, 2015, respectively, which is included in interest and other investment income in the consolidated statements of operations.

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

	September 30,	December 31,
	2015	2014
Security deposits	$7,681	$7,795
Escrow and other reserve funds	32,387	26,450

Total restricted cash	$40,068	$34,245

7.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of September 30, 2015 and December 31, 2014 is as follows:  (dollars in thousands)

	September 30,	December 31,	Effective
	2015	2014	Rate (1)
5.800% Senior Unsecured Notes, due January 15, 2016	$200,029	$200,086	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	249,372	249,150	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	249,173	249,013	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	299,609	299,565	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	270,385	269,930	3.517%

Total senior unsecured notes	$1,268,568	$1,267,744

(1)	Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of September 30, 2015.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the Company to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its revolving credit facility as of September 30, 2015.

As of September 30, 2015, the Company had outstanding borrowings of $35 million under its unsecured revolving credit facility, and had no outstanding borrowings under the facility as of December 31, 2014.

9. MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties.  As of September 30, 2015, 24 of the Company’s properties, with a total carrying value of approximately $917 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  Except as noted below, the Company was in compliance with its debt covenants under its mortgages and loans payable as of September 30, 2015.

A summary of the Company’s mortgages, loans payable and other obligations as of September 30, 2015 and December 31, 2014 is as follows: (dollars in thousands)

		Effective		September 30,	December 31,
Property Name	Lender	Rate (a)		2015	2014		Maturity
Overlook - Site IIID,IIIC, IIIA (b)	Wells Fargo Bank N.A.	LIBOR+3.50%		-	$17,260		-
Overlook - Site IIB (Quarrystone I) (b)	Wells Fargo Bank N.A.	LIBOR+2.50%		-	5,787		-
10 Independence (c)	Wells Fargo CMBS	10.260%		-	16,924		-
4 Sylvan (d)	Wells Fargo CMBS	10.260%		-	14,575		-
210 Clay (e)	Wells Fargo CMBS	18.100%		-	13,330		-
5 Becker (f)	Wells Fargo CMBS	19.450%		-	13,867		-
6 Becker, 85 Livingston,	Wells Fargo CMBS	10.260%		$65,035	65,035		08/11/14	(h)
75 Livingston &
20 Waterview (g)
9200 Edmonston Road	Principal Commercial Funding L.L.C.	5.534%		3,809	3,951		05/01/15	(i)
Port Imperial South	Wells Fargo Bank N.A.	LIBOR+1.75%		44,771	44,119		11/18/15
4 Becker	Wells Fargo CMBS	9.550%		39,914	39,421		05/11/16
Curtis Center (j)	CCRE & PREFG	LIBOR+5.912%	(m)	64,000	64,000		10/09/16
Various (k)	Prudential Insurance	6.332%		144,037	145,557		01/15/17
150 Main St.	Webster Bank	LIBOR+2.35%		6,568	1,193	(o)	03/30/17
23 Main Street	JPMorgan CMBS	5.587%		28,713	29,210		09/01/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%		218,717	221,563		11/01/18
	Insurance Co. & New York Life
	Insurance Co.
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%		18,342	18,542		02/01/19
One River Center (l)	Guardian Life Insurance Co.	7.311%		42,018	42,476		02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872%	(n)	27,500	27,500		04/10/19
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%		4,000	4,000		12/01/21
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%		32,600	32,600		12/01/29

Total mortgages, loans payable and other obligations				$740,024	$820,910

(a)
Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On March 27, 2015, the Company repaid these loans at par, using borrowings on the Company's unsecured revolving credit facility.
(c)	On May 27, 2015, the Company transferred the deed for 10 Independence Boulevard to the lender in satisfaction of its obligation. See Note 3: Recent Transactions.
(d)	On June 11, 2015, the Company transferred the deed for 4 Sylvan Way to the lender in satisfaction of its obligation. See Note 3: Recent Transactions.
(e)	On July 21, 2015, the Company transferred the deed for 210 Clay to the lender in satisfaction of its obligation. See Note 3: Recent Transactions.
(f)	On August 24, 2015, the Company transferred the deed for 5 Becker to the lender in satisfaction of its obligation. See Note 3: Recent Transactions.
(g)	Mortgage is cross collateralized by the four properties.
(h)	The loan was not repaid at maturity and the Company is in discussions with the lender regarding potential options in satisfaction of the obligation.
(i)
Excess cash flow, as defined, is being held by the lender for re-leasing costs.  The deed for the property was placed in escrow and is available to the lender in the event of default or non-payment at maturity.  The mortgage loan was not repaid at maturity on May 1, 2015.  The Company is in discussions with the lender regarding a further extension of the loan.

(j)
The Company owns a 50 percent tenants-in-common interest in the Curtis Center property.  The Company’s $64.0 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 3.501 percent at September 30, 2015 and its 50 percent interest in a $26 million mezzanine loan (with a maximum borrowing capacity of $48 million) with a current rate of 9.707 percent at September 30, 2015.  The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points.  The Company has entered into LIBOR caps for the periods of the loans.  The loans provide for three one-year extension options.

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

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED
Cash paid for interest for the nine months ended September 30, 2015 and 2014 was $85,019,000 and $92,096,000, respectively.  Interest capitalized by the Company for the nine months ended September 30, 2015 and 2014 was $11,744,000 and $10,650,000, respectively (of which these amounts included $3,769,000 and $3,284,000 for the nine months ended September 30, 2015 and 2014, respectively, for interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS
As of September 30, 2015, the Company’s total indebtedness of $2,043,592,000 (weighted average interest rate of 5.41 percent) was comprised of $177,839,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.41 percent) and fixed rate debt and other obligations of $1,865,753,000 (weighted average rate of 5.60 percent).

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

10. EMPLOYEE BENEFIT 401(k) PLANS AND DEFERRED RETIREMENT COMPENSATION AGREEMENTS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  The Company did not make any contributions to the 401(k) Plan in the nine months ended September 30, 2015.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended September 30, 2015 and 2014 was zero and $24,000, respectively, and zero and $77,000 for the nine months ended September 30, 2015 and 2014, respectively.

On September 12, 2012, the Board of Directors of the Company approved multi-year deferred retirement compensation agreements for those executive officers in place on such date (the “Deferred Retirement Compensation Agreements”).  Pursuant to the Deferred Retirement Compensation Agreements, the Company was to make annual contributions of stock units (“Stock Units”) representing shares of the Company’s common stock on January 1 of each year from 2013 through 2017 into a deferred compensation account maintained on behalf of each participating executive.  Vesting of each annual contribution of Stock Units was to occur on December 31 of each year, subject to continued employment.  In connection with the separation from service to the Company of certain executive officers effective March 31, 2014, the Company agreed to make cash payments totaling $1.2 million for all vested and unvested Stock Units and future cash contributions pursuant to the Deferred Retirement Compensation Agreements.  In connection with the separation from service to the Company of its former president and chief executive officer effective June 30, 2015, the Company agreed to make cash payments of $2.3 million on the separation date for all vested and unvested Stock Units and future cash contributions pursuant to his Deferred Retirement Compensation Agreement.  Total expense recognized by the Company under the Deferred Retirement Compensation Agreements for the three months ended September 30, 2015 and 2014 was zero and $47,000, respectively, and zero and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

11.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at September 30, 2015 and December 31, 2014.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2015 and December 31, 2014.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,067,463,000 and $2,133,214,000 as compared to the book value of approximately $2,043,592,000 and $2,088,654,000 as of September 30, 2015 and December 31, 2014, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

The fair value measurements used in the evaluation of the Company’s rental properties are considered to be Level 3 valuations within the fair value hierarchy, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and third party broker information. The valuation techniques and significant unobservable inputs used for the Company’s Level 3 fair value measurements at September 30, 2015 were as follows:

	Fair Value at	Primary
	September 30,	Valuation	Unobservable	Location	Range of
Description	2015	Techniques	Inputs	Type	Rates
Properties held and used on which the Company recognized impairment losses	$438,606,000	Discounted cash flows	Discount rate	Suburban	8% - 15%
				Central Business District	6% - 8%

			Exit Capitalization rate	Suburban	7.5% - 9%
				Central Business District	4.6% - 5.75%

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of September 30, 2015 and December 31, 2014.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2015 and current estimates of fair value may differ significantly from the amounts presented herein.

12.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS
Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $247,000 and $247,000 for the three months ended September 30, 2015 and 2014, respectively, and $742,000 and $742,000 for the nine months ended September 30, 2015 and 2014, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $854,000 and $854,000 for the three months ended September 30, 2015 and 2014, respectively, and $2.6 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.

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

GROUND LEASE AGREEMENTS
Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of September 30, 2015, are as follows: (dollars in thousands)

Year	Amount
October 1 through December 31, 2015	$99
2016	387
2017	267
2018	232
2019	235
2020 through 2084	15,583

Total	$16,803

Ground lease expense incurred by the Company during the three months ended September 30, 2015 and 2014 amounted to $102,000 and $102,000, respectively, and $305,000 and $305,000 for the nine months ended September 30, 2015 and 2014, respectively.

ROSELAND CONTINGENT CONSIDERATION
The purchase price for the Roseland Transaction included the fair value of contingent consideration pursuant to an earn-out (“Earn Out”) agreement of approximately $10 million.  Since the acquisition, the Company recognized charges and benefits related to changes in fair value in the Earn Out liability and, as a result of the achievement of certain of the defined criteria, paid certain amounts such that the balance of the Earn Out as of September 30, 2015 was $1.2 million.  Related to changes in the fair value of the Earn Out liability, the Company recognized a net charge of $219,000 during the three and nine months ended September 30, 2015, and recognized benefits of zero and $380,000 during the three and nine months ended September 30, 2014, respectively.  Prospectively, the Earn Out liability will be remeasured at fair value until the contingency has been resolved, with any changes in fair value representing a charge or benefit directly to earnings (with no adjustment to purchase accounting).  The measures of the Earn Out are based on significant inputs that are not observable in the market, which ASC 820 refers to as level 3 inputs.  In addition to an appropriate discount rate, the key assumption affecting the valuation for the Roseland Assets component was the probability of occurrence of the payment events under the relevant provisions (management assumed between 92 and 99 percent for completion/start criteria and 50 percent for the tax credit/grant criteria in its initial valuation).  The valuation of the TRS component includes assumptions for the risk-free rate and various other factors (i.e., stock price, dividend levels and volatility) for the Company and the relevant peer group, as defined in the Earn Out agreement.

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

The Company’s total estimated costs for the departure of the Company’s former president and chief executive officer and of the departure of certain of the Company’s executive officers of approximately $23.8 million during the year ended December 31, 2014, of which approximately $11 million was recognized during the nine months ended September 30, 2014 and was included in general and administrative expense (approximately $11.5 million and $11.6 million was included in accounts payable, accrued expenses and other liabilities as of September 30, 2015 and December 31, 2014, respectively).

OTHER
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net carrying value of approximately $57.3 million, which were originally contributed by certain unrelated common unitholders, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, former president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  110 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey.  Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad scheduled to be completed in the first quarter of 2017.  The project is expected to cost approximately $28.7 million to complete (of which, as of September 30, 2015, the Company has incurred $13.9 million of the development costs, and estimates it will need to fund an additional $14.8 million for the completion of the project).

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy by the second quarter of 2016.  The Eastchester Project is estimated to cost a total of $50 million (of which development costs of $22.7 million have been incurred through September 30, 2015).  The venture has a $28.8 million construction loan (with $6.6 million outstanding as of September 30, 2015).  The Company expects to fund costs of approximately $20.9 million for the development of the project (of which, as of September 30, 2015, the Company has incurred $13.5 million of the development costs and estimates it will need to fund an additional $7.4 million for the completion of the project).

On April 1, 2015, the Company acquired vacant land to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of September 30, 2015), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the second quarter 2017.  The second phase, with 128 units, is projected to begin construction in 2017.  Total development costs are estimated to be approximately $92.5 million (of which $7.1 million was incurred by the Company through September 30, 2015 and estimates it will need to fund an additional $85.4 million for the completion of the project).

On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 364-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $129.6 million, which will be funded by a $94 million construction loan with the balance to be funded with members’ capital.  Upon closing, Mack-Cali’s initial contribution was $27.3 million, which included a capital credit of $23.7 million for its contributed Hotel Condominium Land unit, and XS Hotel’s initial contribution was $3 million.  The Company expects to fund additional costs of approximately $4.8 million.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II project is estimated to cost a total of $74.4 million (of which the Company has incurred $12.4 million through September 30, 2015) and is expected to be ready for occupancy by second quarter of 2017.  The Company estimates it will need to fund additional costs of $62 million for the completion of the Chase II Project.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at September 30, 2015 are as follows (dollars in thousands):

Year	Amount
October 1 through December 31, 2015	$112,433
2016	452,893
2017	410,203
2018	327,024
2019	263,918
2020 and thereafter	1,077,550

Total	$2,644,021

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

STOCK OPTION PLANS
In May 2013, the Company established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In May 2004, the Company established the 2004 Incentive Stock Plan (the “2004 Plan”) under which a total of 2,500,000 shares had been reserved for issuance.  The 2004 Plan was terminated upon establishment of the 2013 Plan.  No options were granted under the 2004 Plan.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Company approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of 10 years.  As of September 30, 2015 and December 31, 2014, the stock options outstanding had a weighted average remaining contractual life of approximately 9.7 and 4.9 years, respectively.

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

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2015	10,000	$33.36	-
Granted	800,000	17.31
Lapsed or Cancelled	(5,000)	45.47
Outstanding at September 30, 2015 ($17.31 – $21.25)	805,000	$17.33	$1,244
Options exercisable at September 30, 2015	-
Available for grant at September 30, 2015	3,416,456

The weighted average fair value of options granted during the nine months ended September 30, 2015 was $3.06 per option. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model for Time Vesting Options and the Monte Carlo method for Price Vesting Options.  The following weighted average assumptions are included in the Company’s fair value calculations of stock options granted during the nine months ended September 30, 2015:

	Time Vesting	Price Vesting
	Options	Options
Expected life (in years)	6.0	5.8
Risk-free interest rate	2.04%	1.96%
Volatility	29.0%	29.0%
Dividend yield	3.5%	3.5%

There were no stock options exercised under all stock option plans for the nine months ended September 30, 2015 and 2014, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $185,000 and $1,000 for the three months ended September 30, 2015 and 2014, respectively, and $248,000 and $3,000 for the nine months ended September 30, 2015 and 2014, respectively.

RESTRICTED STOCK AWARDS
The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees, and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 99,006 unvested shares were legally outstanding at September 30, 2015.  Of the Restricted Stock Awards issued to executive officers and certain other employees, 210,000 were contingent upon the Company meeting certain performance goals to be set by the Committee each year (“Performance Shares”), with the remaining based on time and service.

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

All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the Company were issued under the 2013 Plan.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2015	346,946	$21.09
Granted	41,337	17.51
Vested	(249,795)	21.44
Forfeited	(1,931)	20.31
Outstanding at September 30, 2015	136,557	$19.37

As of September 30, 2015, the Company had $2.5 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.9 years.

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

During the nine months ended September 30, 2015 and 2014, 15,279 and 15,230 deferred stock units were earned, respectively.  As of September 30, 2015 and December 31, 2014, there were 173,025 and 157,730 deferred stock units outstanding, respectively.

EARNINGS PER SHARE
Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three and nine months ended September 30, 2015 and 2014 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Basic EPS	2015	2014	2015	2014
Net income (loss)	$(142,141)	$2,085	$(106,077)	$41,804
Add: Noncontrolling interest in consolidated joint ventures	(281)	145	582	757
Add: Noncontrolling interest in Operating Partnership	15,530	(248)	11,461	(4,754)
Net income (loss) available to common shareholders	$(126,892)	$1,982	$(94,034)	$37,807

Weighted average common shares	89,249	88,875	89,229	88,621

Basic EPS:
Net income (loss) available to common shareholders	$(1.42)	$0.02	$(1.05)	$0.43

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Computation of Diluted EPS	2015	2014	2015	2014
Net income (loss) available to common shareholders	$(126,892)	$1,982	$(94,034)	$37,807
Add (deduct): Noncontrolling interest in Operating Partnership	(15,530)	248	(11,461)	4,754
Net income (loss) for diluted earnings per share	$(142,422)	$2,230	$(105,495)	$42,561

Weighted average common shares	100,172	100,052	100,236	100,014

Diluted EPS:
Net income (loss) available to common shareholders	$(1.42)	$0.02	$(1.05)	$0.43

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic EPS shares	89,249	88,875	89,229	88,621
Add: Operating Partnership – common units	10,923	11,120	11,007	11,334
Restricted Stock Awards	-	57	-	59
Diluted EPS Shares	100,172	100,052	100,236	100,014

Contingently issuable shares under the PSU awards and Price Vesting Options were excluded from the denominator in 2015 because the criteria had not been met for the period ended September 30, 2015.  Contingently issuable shares under the TSR Performance Shares were excluded from the denominator in 2014 because the criteria had not been met for the period ended September 30, 2014.  Not included in the computations of diluted EPS were 405,000 and 10,000 stock options as such securities were anti-dilutive during the periods ended September 30, 2015 and 2014, respectively.  Unvested restricted stock outstanding as of September 30, 2015 and 2014 were 99,006 and 304,816 shares, respectively.

Dividends declared per common share for each of the three month periods ended September 30, 2015 and 2014 was $0.15 per share.  Dividends declared per common share for the nine month periods ended September 30, 2015 and 2014 was $0.45 and $0.60 per share, respectively.

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

Unit Transactions
The following table sets forth the changes in noncontrolling interests in subsidiaries which relate to the common units in the Operating Partnership for the nine months ended September 30, 2015:

Common
Units
Balance at January 1, 2015	11,083,876
Redemption of common units for shares of common stock	(293,734)

Balance at September 30, 2015	10,790,142

The following table reflects the activity of noncontrolling interests for the nine months ended September 30, 2015 and 2014, respectively (dollars in thousands):

	Nine Months Ended
		September 30,
	2015	2014
Balance at January 1	$257,230	$276,096
Net income (loss)	(12,043)	3,997
Common unit distributions	(4,927)	(6,793)
Increase in noncontrolling interests in consolidated joint ventures	251	487
Redemption of common units
for common stock	(5,370)	(14,211)
Rebalancing of ownership percentage
between parent and subsidiaries	276	257
Balance at September 30	$235,417	$259,833

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the nine months ended September 30, 2015, the Company has increased noncontrolling interests in the Operating Partnership and decreased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.3 million as of September 30, 2015.

Noncontrolling Interest Ownership
As of September 30, 2015 and December 31, 2014, the noncontrolling interest common unitholders owned 10.8 percent and 11.1 percent of the Operating Partnership, respectively.

CONSOLIDATED JOINT VENTURES
The Company consolidates certain joint ventures in which it has ownership interests.  Various entities and/or individuals hold noncontrolling interests in these ventures.

PARTICIPATION RIGHTS
The Company’s interests in certain real estate projects (three properties and a future development) each provide for the initial distributions of net cash flow solely to the Company, and thereafter, other parties have participation rights in 50 percent of the excess net cash flow remaining after the distribution to the Company of the aggregate amount equal to the sum of: (a) the Company’s capital contributions, plus (b) an IRR of 10 percent per annum.

16.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the nine months ended September 30, 2015 and 2014.  The Company had no long lived assets in foreign locations as of September 30, 2015 and December 31, 2014.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the three and nine months ended September 30, 2015 and 2014 and selected asset information as of September 30, 2015 and December 31, 2014 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
Three months ended:
September 30, 2015	$131,910	$6,964	$8,409	(e)	$(1,125)	$146,158
September 30, 2014	141,659	6,711	8,300	(f)	(1,181)	155,489
Nine months ended:
September 30, 2015	406,128	20,541	24,910	(g)	(3,139)	448,440
September 30, 2014	446,036	19,801	22,650	(h)	(3,102)	485,385

Total operating and
interest expenses (a):
Three months ended:
September 30, 2015	$59,810	$4,233	$9,598		$28,236	$101,877
September 30, 2014	68,537	3,529	10,249		28,102	110,417
Nine months ended:
September 30, 2015	199,178	12,775	28,304		79,804	320,061
September 30, 2014	228,571	10,276	28,790		97,053	364,690

Equity in earnings (loss) of
unconsolidated joint ventures:
Three months ended:
September 30, 2015	$5,181	$(2,793)	$747		$-	$3,135
September 30, 2014	328	(2,088)	492		-	(1,268)
Nine months ended:
September 30, 2015	4,611	(8,290)	956		-	(2,723)
September 30, 2014	3,145	(6,566)	1,361		-	(2,060)

Net operating income (loss) (b):
Three months ended:
September 30, 2015	$77,281	$(62)	$(442)		$(29,361)	$47,416
September 30, 2014	73,450	1,094	(1,457)		(29,283)	43,804
Nine months ended:
September 30, 2015	211,561	(524)	(2,438)		(82,943)	125,656
September 30, 2014	220,610	2,959	(4,779)		(100,155)	118,635

Total assets:
September 30, 2015	$3,197,838	$747,039	$9,850		$47,175	$4,001,902
December 31, 2014	3,473,176	662,208	11,158		45,705	4,192,247

Total long-lived assets (c):
September 30, 2015	$2,914,461	$508,212	$3,717		$(1,865)	$3,424,525
December 31, 2014	3,181,225	486,243	3,858		(622)	3,670,704

Total investments in
unconsolidated joint ventures:
September 30, 2015	$76,715	$221,717	$1,054		$-	$299,486
December 31, 2014	81,649	164,912	907		-	247,468

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
(c)
Long-lived assets are comprised of net investment in rental property, unbilled rents receivable and goodwill.  The Company recorded an impairment charge of $164.2 million on assets included in the commercial and other real estate business segment for the three and nine months ended September 30, 2015.  See Note 3: Recent Transactions – Impairments on Properties Held and Used.

(d)
Corporate & Other represents all corporate-level items (including interest and other investment income, interest expense, non-property general and administrative expense, construction services revenue and direct construction costs) as well as intercompany eliminations necessary to reconcile to consolidated Company totals.

(e)	Includes $1,621 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(f)	Includes $1,199 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(g)	Includes $4,452 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.
(h)	Includes $2,962 of fees earned for this period from the multi-family real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net operating income	$47,416	$43,804	$125,656	$118,635
Add (deduct):
Depreciation and amortization	(44,099)	(41,983)	(127,266)	(131,679)
Realized gains on disposition of
rental property, net	18,718	264	53,261	54,848
Gain on sale of investment in unconsolidated joint venture	-	-	6,448	-
Impairments	(164,176)	-	(164,176)	-
Net income (loss)	(142,141)	2,085	(106,077)	41,804
Noncontrolling interest in consolidated joint ventures	(281)	145	582	757
Noncontrolling interest in Operating Partnership	15,530	(248)	11,461	(4,754)
Net income (loss) available to common shareholders	$(126,892)	$1,982	$(94,034)	$37,807

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of Mack-Cali Realty Corporation and the notes thereto (collectively, the “Financial Statements”).  Certain defined terms used herein have the meaning ascribed to them in the Financial Statements.

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Company”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and has been a publicly-traded real estate investment trust (REIT) since 1994.  As of September 30, 2015, the Company owns or has interests in 274 properties (collectively, the “Properties”), consisting of 146 office and 109 flex properties, primarily class A office and office/flex buildings, totaling approximately 29.7 million square feet, leased to approximately 1,900 commercial tenants and 19 multi-family rental properties containing 5,644 residential units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.3 million square feet of additional commercial space and 10,901 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator. With changing work force demographics and reduced demand for suburban office properties in its current markets, the Company intends to continue to leverage its experience and expertise in its core Northeast markets to pursue a strategy of rebalancing its portfolio to only include assets it believes will offer attractive risk adjusted returns.  This strategy includes selectively disposing of non-core properties and redeploying the proceeds into other office assets and into the development of multi-family rental properties, as well as the repositioning of a portion of its office properties and land held for development to multi-family rental properties.

In September 2015, the Company announced a three-year strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties. In furtherance of this strategy, the Company has commenced a comprehensive review of its portfolio and operations and is developing a business strategy that focuses on reshaping its portfolio over time.  As part of this plan, the Company anticipates that it may dispose of a significant portion of its properties that do not meet its long-term goals, and, in September 2015, compiled a list of its properties that it considers as non-core to its ongoing operations.  Specifically, the Company considers a non-core property to have one or more of the following attributes:  (1) assets that do not offer an opportunity to create a competive advantage; (2) assets that produce a low cash yield; (3) assets which have physical attributes that constrain their market competitiveness; and (4) assets located in low growth markets.  The potential sales of these non-core properties over time would result in total estimated sales proceeds ranging from approximately $600 million to $800 million.

As a result of this disposition strategy, at September 30, 2015, the Company evaluated the recoverability of the carrying values of non-core properties and determined that due to the shortening of the expected periods of ownership it was necessary to reduce the carrying values of 22 rental properties to their estimated fair values and recorded an impairment charge on these properties of $158.6 million at September 30, 2015.

As an owner of real estate, almost all of the Company’s earnings and cash flow is derived from rental revenue received pursuant to leased space at the Properties.  Key factors that affect the Company’s business and financial results include the following:

•	the general economic climate;
•	the occupancy rates of the Properties;
•	rental rates on new or renewed leases;
•	tenant improvement and leasing costs incurred to obtain and retain tenants;
•	the extent of early lease terminations;
•	the value of our office properties and the cash flow from the sale of such properties;
•	operating expenses;
•	anticipated acquisition and development costs for office and multi-family rental properties and the revenues and earnings from these properties;
•	cost of capital; and
•	the extent of acquisitions, development and sales of real estate, including the execution of the Company’s current strategic initiative.

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

Of the Company’s 10 core office markets, several continue to be weak while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 24 million, 25 million and 25 million square feet at September 30, 2015, June 30, 2015 and September 30, 2014, respectively, was 85.8 percent leased at September 30, 2015 as compared to 82.3 percent leased at June 30, 2015 and 83.7 percent leased at September 30, 2014.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired as of September 30, 2015, June 30, 2015 and September 30, 2014 aggregate 64,226, 74,128 and 160,152 square feet, respectively, or 0.3, 0.3 and 0.6 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended September 30, 2015 (on 481,316 square feet of renewals) increased an average of 3.7 percent compared to rates that were in effect under the prior leases, as compared to a 4.8 percent decrease during the three months ended September 30, 2014 (on 268,576 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended September 30, 2015 averaged $3.19 per square foot per year for a weighted average lease term of 3.4 years and estimated lease costs for the renewed leases during the three months ended September 30, 2014 averaged $2.45 per square foot per year for a weighted average lease term of 3.4 years.  Although the Company has achieved positive leasing results in its core markets recently, it believes that commercial vacancy rates may continue to increase and commercial rental rates may continue to decline in some of its markets in 2015 and possibly beyond.  As of September 30, 2015, commercial leases which comprise approximately 8.0 percent of the Company’s annualized base rent are scheduled to expire during the year ended December 31, 2016.  Despite recent positive leasing activity, with the decline of rental rates in the Company’s office markets generally over the past few years, as leases expire in 2015 and 2016, assuming no significant improvements in current market rental rates, the Company expects in many cases that the rental rates it is likely to achieve on new leases may be lower than the rates currently being paid, thereby resulting in less revenue from the same space.  As a result of the above factors, the Company’s future earnings and cash flow may be negatively impacted by current market conditions affecting its commercial portfolio.

As part of its strategic initiative described above, the Company may dispose of properties it considers non-core, and it may actively asset manage other low-growth real estate assets in a different way. The Company will selectively purchase assets in markets that it believes will offer above market returns.  The Company believes that the opportunity to invest in multi-family development properties at higher returns on cost will position the Company to potentially produce higher levels of net operating income than if the Company were to only purchase stabilized multi-family rental properties at market returns.  The Company anticipates that it will be several years before many of its multi-family development projects are income-producing.  Until the recent positive leasing activity prove to be sustaining, the long-term nature of the Company’s multi-family residential strategy coupled with the potential for continued weakness in some of the Company’s office markets, and the disposition of income producing non-core office properties to fund the Company’s planned office rental property acquisitions and multi-family residential development projects will likely result in static net operating income and cash flows relative to recent returns.

Primarily as a result of the factors described above, the Company believes that there is a potential for one or more of the three nationally recognized statistical rating organizations to lower their current investment grade ratings on the Company’s senior unsecured debt to sub-investment grade in the near term.  Amongst other things, any such downgrade by both Moody’s and Standard & Poor’s will increase the interest rate on outstanding borrowings under the Company’s $600 million unsecured revolving credit facility from LIBOR plus 130 basis points to LIBOR plus 170 basis points and the annual credit facility fee it pays will increase from 30 to 35 basis points.  In addition, a downgrade in its ratings to sub-investment grade would result in higher interest rates on senior unsecured debt that the Company may issue in the future as compared to issuing such debt with investment grade ratings.

The remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations should help the reader understand our:

•	recent transactions;
•	critical accounting policies and estimates;
•	results from operations for the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014 and
•	liquidity and capital resources.

Recent Transactions

Acquisitions
On October 23, 2015, the Company signed an agreement to acquire a 196,000 square-foot office property located in Edison, New Jersey, for approximately $53.1 million, subject to certain conditions.  The acquisition is expected to be completed in the fourth quarter of 2015.

On April 1, 2015, the Company acquired vacant land to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of September 30, 2015), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the second quarter 2017.  The second phase, with 128 units, is projected to begin construction in 2017.  Total development costs are estimated to be approximately $92.5 million (of which $7.1 million was incurred by the Company through September 30, 2015).  For the nine months ended September 30, 2015, included in general and administrative expense was approximately $111,000 in transaction costs related to this acquisition.

Dispositions
On June 26, 2015, the Company sold its 203,506 square foot office property located at 14 Sylvan Way in Parsippany, New Jersey for net sales proceeds of approximately $80 million, with a gain of approximately $24.7 million from the sale.

On June 1, 2015, the Company sold its 25 percent equity interest in Rosewood Lafayette Holdings L.L.C., a joint venture which owns the Highlands at Morristown Station, a 217-unit multi-family property located in Morristown, New Jersey, to its joint venture partner with a gain on the sale of $6.4 million.

On January 15, 2015, the Company sold its 21,600 square foot office/flex property located at 1451 Metropolitan Drive in West Deptford, New Jersey for net sales proceeds of approximately $1.1 million, with a gain of approximately $0.1 million from the sale.

During the three months ended September 30, 2015, the Company transferred the deeds for two of its office properties to the lender in satisfaction of its mortgage loan obligations. The properties transferred consisted of 5 Becker Farm Road in Roseland, New Jersey, aggregating 118,343 square feet, which was collateral for a $14.4 million mortgage loan scheduled to mature on May 11, 2016, and 210 Clay Avenue in Lyndhurst, New Jersey, aggregating 121,203 square feet, which was collateral for a $13.8 million mortgage loan also scheduled to mature on May 11, 2016.  During the three months ended June 30, 2015, the Company transferred the deeds for two of its office properties to the lender in satisfaction of its mortgage loan obligations. The properties transferred consisted of 4 Sylvan Way in Parsippany, New Jersey, aggregating 105,135 square feet, which was collateral for a $14.6 million mortgage loan that matured on August 11, 2014, and 10 Independence Boulevard in Warren, New Jersey, aggregating 120,528 square feet, which was collateral for a $16.9 million mortgage loan that matured on August 11, 2014.  The Company had previously recorded impairment charges on these four properties totaling $25.2 million during the year ended December 31, 2013.  During the three and nine months ended September 30, 2015, the Company recorded gains on the disposal of these office properties for a total of $18.7 million and $28.4 million, respectively.

Impairments on Properties Held and Used
In September 2015, the Company announced a three-year strategic initiative to transform the Company into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties. In connection with the transformation of the Company’s portfolio, management began developing a disposition plan in September 2015, which will be an ongoing assessment process.  Through this plan, the Company, in the coming years, expects to dispose of primarily office properties considered non-core to its ongoing operations.  As a result, at September 30, 2015, the Company evaluated the recoverability of the carrying values of these non-core properties, and determined that due to the shortening of the expected periods of ownership, it was necessary to reduce the carrying values of 22 rental properties to their estimated fair values.  Accordingly, the Company recorded an impairment charge of $158.6 million at September 30, 2015 reducing the aggregate carrying values of these properties from $554.3 million to their estimated fair values of $395.7 million.

Four of the Company’s office properties are collateral for a mortgage loan that matured on August 11, 2014, with a principal balance of $65.0 million as of September 30, 2015. The loan was not repaid at maturity and the Company is in discussions with the lender regarding potential options in satisfaction of the obligation (see Note 9: Mortgages, Loans Payable and Other Obligations).   As of September 30, 2015, the Company estimated that the carrying value of three of  these properties, aggregating 479,877 square feet and located in Roseland and Parsippany, New Jersey, may not be recoverable over their anticipated holding periods. In order to reduce the carrying values of the properties to their estimated fair values, the Company recorded impairment charges of $5.6 million at September 30, 2015, which resulted from the current decline in leasing activity and market rents of the properties identified.   The Company had previously recorded impairment charges on these properties at September 30, 2013 of $12.5 million.

Unconsolidated Joint Venture Activity
RIVERPARK AT HARRISON I, L.L.C./RIVERPARK AT HARRISON
On July 14, 2015, Riverpark at Harrison I, L.L.C. (“Riverpark”), which owns a 141-unit multi-family rental property located in Harrison, New Jersey, refinanced the $23.4 million construction loan, and obtained a $30 million mortgage loan. The Company received a distribution of $1.7 million from the loan proceeds. Concurrent with the loan refinancing, the Company, which holds a 36 percent interest in Riverpark, and its venture partners that hold ownership interests aggregating 44 percent acquired the 20 percent interest of the remaining partner group for $2.1 million.  As a result of the 20 percent redemption, the Company’s ownership interest increased to 45 percent with the remaining venture partners owning 55 percent.  The Company has determined that the joint venture is not a VIE since the equity investment at risk is sufficient to permit Riverpark to finance its activities without additional financial support.  As control is shared with the partners in accordance with the operating agreement, the Company will continue to have an unconsolidated joint venture interest in Riverpark under the provisions of ASC 810, Consolidation.

KEYSTONE-PENN
On August 28, 2015, Rosetree KPG III, L.L.C., which owns a 236,417 square-foot two-building office property located in Media, Pennsylvania refinanced its $31.8 million loan and obtained a new $45.5 million mortgage loan. The Company received a distribution of $3.7 million as its share of the loan proceeds recognized as equity in earnings during the three and nine months ended September 30, 2015 (as a result of having no carrying value of its investment in the unconsolidated joint venture).

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

Accounting Standards Codification (“ASC”) 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance: and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

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

Rental Property:
Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the nine months ended September 30, 2015 and 2014 was $11.7 million and $10.7 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, recently acquired properties, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.  See Note 3: Recent Transactions – Impairments on Properties Held and Used – to the Financial Statements.

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

If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used.  A property that is reclassified is measured and recorded individually at the lower of (a) its carrying value before the property was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment is impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the investment over the value of the investment.  The Company’s estimates of value for each investment (particularly in real estate joint ventures) are based on a number of assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and operating costs.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the values estimated by management in its impairment analyses may not be realized, and actual losses or impairment may be realized in the future.  See Note 4: Investments in Unconsolidated Joint Ventures – to the Financial Statements.

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

Results From Operations

The following comparisons for the three and nine months ended September 30, 2015 (“2015”), as compared to the three and nine months ended September 30, 2014 (“2014”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at June 30, 2014, (for the three-month period comparisons), and which represent all in-service properties owned by the Company at December 31, 2013 (for the nine-month period comparisons), excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2014 through September 30, 2015; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from July 1, 2014 through September 30, 2015 (for the three-month comparisons), and which represent all properties acquired by the Company or commencing initial operation from January 1, 2014 through September 30, 2015 (for the nine-month period comparisons) and (iii) the effect of “Properties Sold,” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2014 through September 30, 2015.  During the 2015 and 2014 periods, four office properties, aggregating 657,523 square feet, were removed from service as they were being redeveloped by the Company.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Three Months Ended
		September 30,	Dollar	Percent
(dollars in thousands)	2015	2014	Change	Change
Revenue from rental operations and other:
Base rents	$119,707	$125,793	$(6,086)	(4.8)%
Escalations and recoveries from tenants	15,050	19,172	(4,122)	(21.5)
Parking income	2,749	2,255	494	21.9
Other income	1,142	647	495	76.5
Total revenues from rental operations	138,648	147,867	(9,219)	(6.2)

Property expenses:
Real estate taxes	19,143	22,154	(3,011)	(13.6)
Utilities	13,172	15,701	(2,529)	(16.1)
Operating services	24,535	26,519	(1,984)	(7.5)
Total property expenses	56,850	64,374	(7,524)	(11.7)

Non-property revenues:
Real estate services	7,510	7,622	(112)	(1.5)
Total non-property revenues	7,510	7,622	(112)	(1.5)

Non-property expenses:
Real estate services expenses	6,673	6,933	(260)	(3.8)
General and administrative	13,670	12,665	1,005	7.9
Depreciation and amortization	44,099	41,983	2,116	5.0
Impairments	164,176	-	164,176	-
Total non-property expenses	228,618	61,581	167,037	271.2
Operating income (loss)	(139,310)	29,534	(168,844)	(571.7)
Other (expense) income:
Interest expense	(24,689)	(27,353)	2,664	9.7
Interest and other investment income	5	908	(903)	(99.4)
Equity in earnings (loss) of unconsolidated joint ventures	3,135	(1,268)	4,403	347.2
Realized gains (losses) on disposition
of rental property, net	18,718	264	18,454	6,990.2
Gain on sale of investment in unconsolidated joint venture	-	-	-	-
Total other (expense) income	(2,831)	(27,449)	24,618	89.7
Net income (loss)	(142,141)	2,085	(144,226)	(6,917.3)
Noncontrolling interest in consolidated joint ventures	(281)	145	(426)	(293.8)
Noncontrolling interest in Operating Partnership	15,530	(248)	15,778	6,362.1
Net income (loss) available to common shareholders	$(126,892)	$1,982	$(128,874)	(6,502.2)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2015 as compared to 2014 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2014 and 2015 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2014 and 2015
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$(6,086)	(4.8)%	$1,401	1.1%	$-	-%	$(7,487)	(5.9)%
Escalations and recoveries
from tenants	(4,122)	(21.5)	(2,939)	(15.3)	-	-	(1,183)	(6.2)
Parking income	494	21.9	303	13.4	189	8.4	2	0.1
Other income	495	76.5	493	76.2	-	-	2	0.3
Total	$(9,219)	(6.2)%	$(742)	(0.5)%	$189	0.1%	$(8,666)	(5.9)%

Property expenses:
Real estate taxes	$(3,011)	(13.6)%	$(2,549)	(11.5)%	$314	1.4%	$(776)	(3.5)%
Utilities	(2,529)	(16.1)	(1,917)	(12.2)	-	-	(612)	(3.9)
Operating services	(1,984)	(7.5)	(638)	(2.4)	162	0.6	(1,508)	(5.7)
Total	$(7,524)	(11.7)%	$(5,104)	(7.9)%	$476	0.7%	$(2,896)	(4.5)%

OTHER DATA:
Number of Consolidated Properties	222		222		-		26
Commercial Square feet (in thousands)	24,016		24,016		-		3,959
Multi-family portfolio (number of units)	1,301		1,301		-		-

Base rents. Base rents for the Same-Store Properties increased $1.4 million, or 1.1 percent, for 2015 as compared to 2014, due primarily to an increase in occupancy in 2015 as compared to 2014, which resulted from a 160 basis point increase in the average same store percent leased to 85.3 percent from 83.7 percent, partially offset by a $0.19 decrease in average annual rents per square foot to $22.18 from $22.37.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties decreased $2.9 million, or 15.3 percent, for 2015 over 2014 due primarily to recoveries from tenants of higher electric expenses in 2014 which the Company partially recovers from tenants pursuant to the terms of most of its leases with significantly lower expenses to recover in 2015.

Parking income. Parking income for the Same-Store Properties increased $0.3 million, or 13.4 percent, for 2015 as compared to 2014 due primarily to increased usage.

Other income. Other income for the Same-Store Properties increased $0.5 million, or 76.2 percent, for 2015 as compared to 2014, due primarily to various small income items in 2015 as compared to 2014.

Real estate taxes. Real estate taxes on the Same-Store Properties decreased $2.5 million, or 11.5 percent, for 2015 as compared to 2014.  The change in real estate taxes principally results from an increase in tax appeal proceeds received in 2015 as compared to 2014.  Real estate taxes, without the effect of net tax appeal proceeds, increased $0.4 million, or 1.7 percent, for 2015 as compared to 2014 due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties decreased $1.9 million, or 12.2 percent, for 2015 as compared to 2014, due primarily to decreased electricity rates in 2015 as compared to 2014.

Operating Services. Operating services for the Same-Store Properties decreased $0.6 million, or 2.4 percent, due primarily to a decrease in property maintenance costs in 2015 as compared to 2014.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.1 million, or 1.5 percent, for 2015 as compared to 2014, due primarily to decreased third party development and management activity in multi-family services in 2015 as compared to 2014.

Real estate services expense. Real estate services expense decreased $0.3 million, or 3.8 percent, for 2015 as compared to 2014, due primarily to decreased compensation and related costs.

General and administrative. General and administrative expenses increased $1.0 million in 2015 as compared to 2014, due primarily to separation costs of $1.5 million related to terminated employees in 2015, partially offset by lower professional fees and marketing expenses for 2015 as compared to 2014.

Depreciation and amortization. Depreciation and amortization increased $2.1 million, or 5.0 percent, for 2015 over 2014.  This increase was due primarily to accelerated depreciation in 2015 for properties being removed from service.

Impairments. The Company recorded impairments on assets held and used for 25 properties totaling $164.2 million in 2015.  See Note 3: Recent Transactions – to the Financial Statements.

Interest expense. Interest expense decreased $2.7 million, or 9.7 percent, for 2015 as compared to 2014.  This decrease was primarily the result of lower overall average debt balances in 2015 as compared to 2014.

Interest and other investment income. Interest and other investment income decreased $0.9 million, or 99.4 percent, for 2015 as compared to 2014.  This was primarily due to interest income on lower average notes receivable balances in 2015.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $4.4 million, or 347.2 percent, for 2015 as compared to 2014.  The increase was due primarily to income of $3.7 million in 2015 from distributions received from the Keystone-Penn joint venture due to a loan refinancing of the venture’s property.

Realized gains (losses) on disposition of rental property, net. The Company had realized gains on disposition of rental property of $18.7 million in 2015 and $0.3 million in 2014.  See Note 3: Recent Transactions – to the Financial Statements.

Net income (loss). Net income decreased to a loss of $142.1 million in 2015 from income of $2.1 million in 2014.  The decrease of $144.2 million was due to the factors discussed above.

Net income (loss) available to common shareholders. Net income available to common shareholders decreased $128.9 million, or 6,502.2 percent, from income of $2.0 million in 2014 to a loss of $126.9 million in 2015.  The decrease was primarily due to a decrease in net income of $144.2 million (primarily due to $164.2 million in impairments in 2015) for 2015 as compared to 2014 and a decrease in noncontrolling interest in consolidated joint ventures of $0.4 million for 2015 as compared to 2014.  These were partially offset by an increase in noncontrolling interest in Operating Partnership of approximately $15.7 million for 2015 as compared to 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2015	2014	Change	Change
Revenue from rental operations and other:
Base rents	$364,746	$393,054	$(28,308)	(7.2)%
Escalations and recoveries from tenants	49,291	61,736	(12,445)	(20.2)
Parking income	8,141	6,605	1,536	23.3
Other income	3,707	2,667	1,040	39.0
Total revenues from rental operations	425,885	464,062	(38,177)	(8.2)

Property expenses:
Real estate taxes	63,005	69,880	(6,875)	(9.8)
Utilities	44,146	58,555	(14,409)	(24.6)
Operating services	78,607	83,581	(4,974)	(6.0)
Total property expenses	185,758	212,016	(26,258)	(12.4)

Non-property revenues:
Real estate services	22,555	21,323	1,232	5.8
Total non-property revenues	22,555	21,323	1,232	5.8

Non-property expenses:
Real estate services expenses	19,520	20,213	(693)	(3.4)
General and administrative	36,669	49,219	(12,550)	(25.5)
Depreciation and amortization	127,266	131,679	(4,413)	(3.4)
Impairments	164,176	-	164,176	-
Total non-property expenses	347,631	201,111	146,520	72.9
Operating income (loss)	(84,949)	72,258	(157,207)	(217.6)
Other (expense) income:
Interest expense	(78,677)	(85,458)	6,781	7.9
Interest and other investment income	563	2,216	(1,653)	(74.6)
Equity in earnings (loss) of unconsolidated joint ventures	(2,723)	(2,060)	(663)	(32.2)
Realized gains (losses) on disposition
of rental property, net	53,261	54,848	(1,587)	(2.9)
Gain on sale of investment in unconsolidated joint venture	6,448	-	6,448	-
Total other (expense) income	(21,128)	(30,454)	9,326	30.6
Net income (loss)	(106,077)	41,804	(147,881)	(353.7)
Noncontrolling interest in consolidated joint ventures	582	757	(175)	(23.1)
Noncontrolling interest in Operating Partnership	11,461	(4,754)	16,215	341.1
Net income (loss) available to common shareholders	$(94,034)	$37,807	$(131,841)	(348.7)%

The following is a summary of the changes in revenue from rental operations and property expenses in 2015 as compared to 2014 divided into Same-Store Properties, Acquired Properties and Properties Sold or removed from service in 2014 and 2015 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2014 and 2015
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental
operations and other:
Base rents	$(28,308)	(7.2)%	$3,474	0.9%	$990	0.3%	$(32,772)	(8.4)%
Escalations and recoveries
from tenants	(12,445)	(20.2)	(5,844)	(9.5)	37	0.1	(6,638)	(10.8)
Parking income	1,536	23.3	939	14.3	594	9.0	3	-
Other income	1,040	39.0	651	24.5	60	2.2	329	12.3
Total	$(38,177)	(8.2)%	$(780)	(0.2)%	$1,681	0.4%	$(39,078)	(8.4)%

Property expenses:
Real estate taxes	$(6,875)	(9.8)%	$(4,119)	(5.9)%	$1,660	2.4%	$(4,416)	(6.3)%
Utilities	(14,409)	(24.6)	(8,345)	(14.3)	155	0.3	(6,219)	(10.6)
Operating services	(4,974)	(6.0)	1,851	2.2	870	1.0	(7,695)	(9.2)
Total	$(26,258)	(12.4)%	$(10,613)	(5.0)%	$2,685	1.3%	$(18,330)	(8.7)%

OTHER DATA:
Number of Consolidated Properties	222		221		1		26
Commercial Square feet (in thousands)	24,016		24,016		-		3,959
Multi-family portfolio (number of units)	1,301		1,081		220		-

Base rents. Base rents for the Same-Store Properties increased $3.5 million, or 0.9 percent, for 2015 as compared to 2014, due primarily to an increase in occupancy in 2015 as compared to 2014, which resulted from a 30 basis point increase in the average same store percent leased to 84.4 percent from 84.1 percent and an increase in average annual rents per square foot to $22.23 from $22.21.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties decreased $5.8 million, or 9.5 percent, for 2015 over 2014 due primarily to recoveries from tenants of higher electric expenses in 2014 which the Company partially recovers from tenants pursuant to the terms of most of its leases with significantly lower expenses to recover in 2015.

Parking income. Parking income for the Same-Store Properties increased $0.9 million, or 14.3 percent, for 2015 as compared to 2014 due primarily to increased usage.

Other income. Other income for the Same-Store Properties increased $0.7 million, or 24.5 percent, due primarily to an increase in lease breakage fees recognized in 2015 as compared to 2014.

Real estate taxes. Real estate taxes on the Same-Store Properties decreased $4.1 million, or 5.9 percent, for 2015 as compared to 2014.  The change in real estate taxes principally results from an increase in tax appeal proceeds received in 2015 as compared to 2014.  Real estate taxes, without the effect of net tax appeal proceeds, increased $2.4 million, or 3.4 percent, for 2015 as compared to 2014, due primarily to increased rates.

Utilities. Utilities for the Same-Store Properties decreased $8.3 million, or 14.3 percent, for 2015 as compared to 2014, due primarily to decreased electricity rates in 2015 as compared to 2014.  Extended winter freeze conditions in early 2014 caused record electricity demand, and combined with reduced natural gas production and distribution disruptions, resulted in significant market price increases for electricity during the 2014 period.

Operating services. Operating services for the Same-Store Properties increased $1.9 million, or 2.2 percent, due primarily to an increase in snow removal and other maintenance and service costs of $1.8 million in 2015 as compared to 2014.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) increased $1.2 million, or 5.8 percent, for 2015 as compared to 2014, due primarily to increased third party development and management activity in multi-family services in 2015 as compared to 2014.

Real estate services expense. Real estate services expense decreased $0.7 million, or 3.4 percent, for 2015 as compared to 2014, due primarily to decreased compensation and related costs.

General and administrative. General and administrative expenses decreased $12.6 million or 25.5 percent, in 2015 as compared to 2014, due primarily to approximately $11 million in severance costs related to the departure of two of the Company’s executive officers in 2014, and acquisition transaction costs of $1.9 million incurred in 2014.

Depreciation and amortization. Depreciation and amortization decreased $4.4 million, or 3.4 percent, for 2015 over 2014.  This decrease was due primarily to assets of the Same-Store Properties becoming fully amortized and depreciation in 2014 for properties sold in 2014 and early 2015.  These were partially offset by accelerated depreciation in 2015 for properties being removed from service.

Impairments. The Company recorded impairment charges on properties held and used for 25 properties totaling $164.2 million in 2015.  See Note 3: Recent Transactions – to the Financial Statements.

Interest expense. Interest expense decreased $6.8 million, or 7.9 percent, for 2015 as compared to 2014.  This decrease was primarily the result of lower overall average debt balances in 2015 as compared to 2014.

Interest and other investment income. Interest and other investment income decreased $1.7 million, or 74.6 percent, for 2015 as compared to 2014.  This was primarily due to interest income on lower average notes receivable balances in 2015.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings (loss) of unconsolidated joint ventures decreased $0.7 million, or 32.2 percent, for 2015 as compared to 2014.  The decrease was due primarily to a gain of $2.4 million in 2014 from the Stamford SM venture (the venture’s note receivable was repaid in 2014), and a loss of $2.6 million in 2015 from the Capitol Place Mezz venture (which commenced operations in 2015).  These were partially offset by income of $3.7 million in 2015 from distributions received from the Keystone-Penn joint venture due to a loan refinancing of the venture’s property.

Realized gains (losses) on disposition of rental property, net. The Company had realized gains on disposition of rental property of $53.3 million in 2015 and $54.8 million in 2014.  See Note 3: Recent Transactions – to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture. The Company realized a gain of $6.4 million in 2015 on the sale of its equity interest in the Rosewood Lafayette Holdings L.L.C. joint venture.

Net income (loss). Net income decreased to a loss of $106.1 million in 2015 from income of $41.8 million in 2014.  The decrease of $147.9 million was due to the factors discussed above.

Net income (loss) available to common shareholders. Net income available to common shareholders decreased $131.8 million, or 348.7 percent, from income of $37.8 million in 2014 to a loss of $94.0 million in 2015.  The decrease was primarily due to a decrease in net income of $147.9 million for 2015 (primarily due to $164.2 million in impairments in 2015) as compared to 2014 and a decrease in noncontrolling interest in consolidated joint ventures of $0.2 million for 2015 as compared to 2014.  These were partially offset by an increase in noncontrolling interest in Operating Partnership of approximately $16.3 million for 2015 as compared to 2014.

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

Repositioning of the Company’s Portfolio:
As described earlier relative to its current strategic initiative, the Company’s management has been reviewing its portfolio and identifying opportunities to divest of non-core office properties that no longer meet its long-term strategy, have reached their potential, are less efficient to operate, or when market conditions are favorable to be sold at attractive prices.  The Company anticipates redeploying the proceeds from non-core rental property sales in the near-term to acquire office properties, develop, redevelop and acquire multi-family rental properties, as well as reposition certain office properties into multi-family residential and/or mixed use properties, in its core Northeast sub-markets.

Construction Projects:
On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as approval of budgets, property financings and leasing guidelines.  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $174.4 million have been incurred by URL-Harborside through September 30, 2015).  The URL Project is projected to be ready for occupancy by the fourth quarter of 2016.  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with $22.9 million outstanding as of September 30, 2015), which bears interest at a rate of 5.197 percent and matures in August 2029.  The Company does not expect to fund any future development costs of the project, as future development costs will be funded by using the loan financing.

In July 2012, the Company entered into a ground lease with Wegmans Food Markets, Inc. (“Wegmans”) at the Company’s undeveloped site located at Sylvan Way and Ridgedale Avenue in Hanover Township, New Jersey. Subject to receiving all necessary governmental approvals, Wegmans intends to construct a store of approximately 140,000 square feet on a finished pad scheduled to be completed in the first quarter of 2017.  The project is expected to cost approximately $28.7 million to complete (of which, as of September 30, 2015 the Company has incurred $13.9 million of the development costs, and estimates  it will need to fund an additional $14.8 million for the completion of the project).

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy by the second quarter of 2016.  The Eastchester Project is estimated to cost a total of $50 million (of which development costs of $22.7 million have been incurred through September 30, 2015).  The venture has a $28.8 million construction loan (with $6.6 million outstanding as of September 30, 2015).  The Company expects to fund approximately $20.9 million for the development of the project (of which, as of September 30, 2015, the Company has incurred $13.5 million of the development costs and estimates it will need to fund an additional $7.4 million for the completion of the project).

On April 1, 2015, the Company acquired vacant land to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of September 30, 2015), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The purchase price for the acquisition was funded primarily through borrowing under the Company’s unsecured revolving credit facility.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the second quarter 2017.  The second phase, with 128 units, is projected to begin construction in 2017.  Total development costs are estimated to be approximately $92.5 million (of which $7.1 million was incurred by the Company through September 30, 2015 and estimates it will need to fund an additional $85.4 million for the completion of the project).

On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 364-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $129.6 million, which will be funded by a $94 million construction loan with the balance to be funded with members’ capital.  Upon closing, Mack-Cali’s initial contribution was $27.3 million, which included a capital credit of $23.7 million for its contributed Hotel Condominium Land unit, and XS Hotel’s initial contribution was $3 million.  The Company expects to fund additional costs of approximately $4.8 million.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II project is estimated to cost a total of $74.4 million (of which the Company has incurred $12.4 million through September 30, 2015) and is expected to be ready for occupancy by second quarter of 2017.  The Company estimates it will need to fund additional costs of $62 million for the completion of the Chase II Project.

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

Property Lock-Ups:
The Company may not dispose of or distribute certain of its properties, currently comprised of seven properties with an aggregate net carrying value of approximately $57.3 million, which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which does not result in recognition of any built-in-gain (which may result in an income tax liability) or which reimburses the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions do not apply in the event that the Company sells all of its properties or in connection with a sale transaction which the Company’s Board of Directors determines is reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expire periodically through 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; Earle I. Mack, a former director; and Mitchell E. Hersh, former president, chief executive officer and director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  As of September 30, 2015, 110 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:
As of September 30, 2015, the Company had 202 unencumbered properties with a carrying value of $2.4 billion representing 91.0 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents increased by $1.3 million to $30.9 million at September 30, 2015, compared to $29.6 million at December 31, 2014.  This decrease is comprised of the following net cash flow items:

(1)	$124.7 million provided by operating activities.

(2)	$90.4 million used in investing activities, consisting primarily of the following:

	(a)	$68.5 million used for investments in unconsolidated joint ventures; plus
	(b)	$59.7 million used for additions to rental property and improvements; plus
	(c)	$50 million used for the development of rental property, other related costs and deposits; plus
	(d)	$5.8 million used for restricted cash; minus
	(e)	$81 million from proceeds from the sales of rental property; minus
	(f)	$7.8 million received from payments of notes receivables; minus
	(g)	$6.4 million from proceeds from the sale of investment in unconsolidated joint venture; minus
	(h)	$6.1 million used for rental property acquisitions and related intangibles; minus
	(i)	$4.3 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)	$32.9 million provided by financing activities, consisting primarily of the following:

	(a)	$179 million from borrowings under the revolving credit facility; plus
	(b)	$6.2 million from proceeds received from mortgages and loans payable; plus
	(c)	$0.3 million from contributions from noncontrolling interests; minus
	(d)	$144 million used for repayments of revolving credit facility; minus
	(e)	$45 million used for payments of dividends and distributions; minus
	(f)	$29.3 million used for repayments of mortgages, loans payable and other obligations; minus
	(g)	$0.1 million used for repayment of finance costs.

Debt Financing

Summary of Debt:
The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of September 30, 2015:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and
Other Obligations	$1,268,568	62.08%	4.88%		4.41
Fixed Rate Secured Debt	597,185	29.22%	7.13%		2.78
Variable Rate Secured Debt	142,839	6.99%	3.87%		1.25
Variable Rate Unsecured Debt (b)	35,000	1.71%	1.51%		1.83

Totals/Weighted Average:	$2,043,592	100.00%	5.41%	(b)	3.67

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.20 percent as of September 30, 2015, plus the applicable spread.
(b)
Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $2.4 million for the three and nine months ended September 30, 2015, respectively.

Debt Maturities:
Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of September 30, 2015 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
October 1 to December 31, 2015	$2,054	$113,615	$115,669	6.82%
2016	8,125	304,433	312,558	6.38%
2017 (b)	7,275	432,719	439,994	3.88%
2018	7,311	231,536	238,847	6.67%
2019	723	331,566	332,289	7.44%
Thereafter	6,328	605,206	611,534	4.13%
Sub-total	31,816	2,019,075	2,050,891
Adjustment for unamortized debt
discount/premium, net, as of
September 30, 2015	(7,299)	-	(7,299)

Totals/Weighted Average	$24,517	$2,019,075	$2,043,592	5.41%	(c)

(a)	The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.20 percent as of September 30, 2015, plus the applicable spread.
(b)	Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $35 million which matures in 2017 with two six-month extension options with the payment of a fee.
(c)
Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $2.4 million for the three and nine months ended September 30, 2015, respectively.

Senior Unsecured Notes:
The terms of the Company’s senior unsecured notes (which totaled approximately $1.3 billion as of September 30, 2015) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

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

As of October 26, 2015, the Company had outstanding borrowings of $67 million under its unsecured revolving credit facility.

Mortgages, Loans Payable and Other Obligations and Notes Receivables:
The Company has other mortgages, loans payable and other obligations which consist of various loans collateralized by certain of the Company’s rental properties.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.

Debt Strategy:
The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of October 26, 2015, the Company had outstanding borrowings of $67 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed in 2015.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:
The following table presents the changes in the Company’s issued and outstanding shares of Common Stock and the Operating Partnership’s Common Units for the nine months ended September 30, 2015:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2015	89,076,578	11,083,876	100,160,454
Common units redeemed for Common Stock	293,734	(293,734)	-
Shares issued under Dividend Reinvestment
and Stock Purchase Plan	3,107	-	3,107
Restricted shares issued	45,597	-	45,597
Cancellation of shares	(108,773)	-	(108,773)
Outstanding at September 30, 2015	89,310,243	10,790,142	100,100,385

Share Repurchase Program:
The Company has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of September 30, 2015, the Company has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2014 and through October 26, 2015.

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

Shelf Registration Statements:
The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold as of October 26, 2015.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which no securities have been sold as of October 26, 2015.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:
The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $453.6 million of which the Company has agreed to guarantee up to $62 million.  As of September 30, 2015, the outstanding balance of such debt totaled $268.3 million of which $53.1 million was guaranteed by the Company.  The Company has also posted a $3.6 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of September 30, 2015:

		Payments Due by Period
		Less than 1	1 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,537,726	$253,588	$342,450	$313,700	$627,988	-
Revolving credit facility (a)	35,972	530	35,442	-	-	-
Mortgages, loans payable
and other obligations (b)	855,975	208,373	301,285	296,940	14,334	$35,043
Payments in lieu of taxes
(PILOT)	29,225	4,407	13,222	8,815	2,781	-
Ground lease payments	16,803	389	772	464	1,171	14,007
Other	2,822	1,167	1,655	-	-	-
Total	$2,478,523	$468,454	$694,826	$619,919	$646,274	$49,050

(a)	Interest payments assume LIBOR rate of 0.21 percent, which is the weighted average rate on this outstanding variable rate debt at September 30, 2015, plus the applicable spread.
(b)	Interest payments assume LIBOR rate of 0.20 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at September 30, 2015, plus the applicable spread.

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

Funds from Operations

Funds from operations (“FFO”) is defined as net income (loss) before noncontrolling interest of unitholders, computed in accordance with GAAP, excluding gains (or losses) from extraordinary items, sales or disposals of depreciable rental property, and impairments related to depreciable rental property, plus real estate-related depreciation and amortization.  The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT.  The Company further believes that as FFO excludes the effect of depreciation, gains (or losses) from sales of properties and impairments related to depreciable rental property (all of which are based on historical costs which may be of limited relevance in evaluating current performance), FFO can facilitate comparison of operating performance between equity REITs.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
		September 30,		September 30,
	2015	2014	2015	2014
Net income (loss) available to common shareholders	$(126,892)	$1,982	$(94,034)	$37,807
Add (deduct): Noncontrolling interest in Operating Partnership	(15,530)	248	(11,461)	4,754
Real estate-related depreciation and amortization on
continuing operations (a)	48,503	46,071	142,168	140,810
Impairments	164,176	-	164,176	-
Realized (gains) losses and unrealized losses
on disposition of rental property, net	(18,718)	(264)	(53,261)	(54,848)
Gain on sale of investment in unconsolidated
joint venture	-	-	(6,448)	-
Funds from operations	$51,539	$48,037	$141,140	$128,523

(a)
Includes the Company’s share from unconsolidated joint ventures of $4,845 and $4,181 for the three months ended September 30, 2015 and 2014, respectively, and $15,828 and $9,396 for the nine months ended September 30, 2015 and 2014, respectively.  Excludes non-real estate-related depreciation and amortization of $238 and $93 for the three months ended September 30, 2015 and 2014, respectively, and $723 and $265 for the nine months ended September 30, 2015 and 2014, respectively

Inflation

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

Approximately $1.9 billion of the Company’s long-term debt as of September 30, 2015 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of September 30, 2015 ranged from LIBOR plus 130 basis points to LIBOR plus 950 basis points.  Assuming interest-rate caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $1.8 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of September 30, 2015 would be approximately $63 million.

September 30, 2015
Debt, including current portion	10/1/2015 -										Fair
($s in thousands)	12/31/2015	2016	2017		2018	2019	Thereafter	Sub-total	Other (a)	Total	Value

Fixed Rate	$70,898	$248,558	$397,493		$237,447	$307,122	$611,534	$1,873,052	$(7,299)	$1,865,753	$1,889,624
Average Interest Rate	9.91%	7.44%	4.12%		6.70%	7.88%	4.13%			5.60%

Variable Rate	$44,771	$64,000	$42,501	(b)	$1,400	$25,167	-	$177,839	-	$177,839	$177,839

(a) Adjustment for unamortized debt discount/premium, net, as of September 30, 2015.
(b) Includes $35 million of outstanding borrowings under the Company’s unsecured revolving credit facility which matures in 2017 with two six-month extension options with the payment of a fee.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(a)               COMMON STOCK
During the three months ended September 30, 2015, the Company issued 221,927 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty Corporation
(Registrant)

Date: October 28, 2015	By:	/s/ Mitchell E. Rudin
Mitchell E. Rudin
Chief Executive Officer
(principal executive officer)

Date: October 28, 2015	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
President and Chief Operating Officer

Date: October 28, 2015	By:	/s/ Anthony Krug
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

10.129
Indemnification Agreement dated June 3, 2015 by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.129 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference).

10.130
Indemnification Agreement dated June 3, 2015 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.130 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference).

10.131*	Indemnification Agreement dated September 22, 2015 by and between Marshall B. Tycher and Mack-Cali Realty Corporation.

10.132*	Employment Agreement dated October 23, 2012 by and between Marshall B. Tycher and Mack-Cali Realty Corporation.

10.133*	Indemnification Agreement dated June 10, 2013 by and between Ricardo Cardoso and Mack-Cali Realty Corporation.

31.1*	Certification of the Company’s Chief Executive Officer, Mitchell E. Rudin, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s President and Chief Operating Officer, Michael J. DeMarco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Company’s Chief Financial Officer, Anthony Krug, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of the Company’s Chief Executive Officer, Mitchell E. Rudin, the Company’s President and Chief Operating Officer, Michael J. DeMarco and the Company’s Chief Financial Officer, Anthony Krug, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1*
The following financial statements from Mack-Cali Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows  (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith