Form 10-Q
period 2016-06-30
MACK CALI REALTY CORP
filed 2016-08-02
CIK 924901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 29, 2016, there were 89,650,891 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

The results of operations for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Rental property
Land and leasehold interests	$709,335	$735,696
Buildings and improvements	3,691,074	3,648,238
Tenant improvements	371,920	408,617
Furniture, fixtures and equipment	17,997	15,167
	4,790,326	4,807,718
Less — accumulated depreciation and amortization	(1,393,073)	(1,464,482)
	3,397,253	3,343,236
Rental property held for sale, net	73,190	—
Net investment in rental property	3,470,443	3,343,236
Cash and cash equivalents	29,457	37,077
Investments in unconsolidated joint ventures	315,200	303,457
Unbilled rents receivable, net	104,523	120,246
Deferred charges, goodwill and other assets, net	253,233	203,850
Restricted cash	34,891	35,343
Accounts receivable, net of allowance for doubtful accounts of $1,225 and $1,407	5,793	10,754

Total assets	$4,213,540	$4,053,963

LIABILITIES AND EQUITY
Senior unsecured notes, net	$1,064,942	$1,263,782
Unsecured term loan, net	347,590	—
Revolving credit facility	75,000	155,000
Mortgages, loans payable and other obligations, net	769,423	726,611
Dividends and distributions payable	15,144	15,582
Accounts payable, accrued expenses and other liabilities	141,664	135,057
Rents received in advance and security deposits	49,180	49,739
Accrued interest payable	15,917	24,484
Total liabilities	2,478,860	2,370,255
Commitments and contingencies

Equity:
Mack-Cali Realty Corporation stockholders’ equity:
Common stock, $0.01 par value, 190,000,000 shares authorized, 89,650,590 and 89,583,950 shares outstanding	897	896
Additional paid-in capital	2,573,173	2,570,392
Dividends in excess of net earnings	(1,031,922)	(1,115,612)
Accumulated other comprehensive loss	(8,283)	—
Total Mack-Cali Realty Corporation stockholders’ equity	1,533,865	1,455,676

Noncontrolling interests in subsidiaries:
Operating Partnership	179,613	170,891
Consolidated joint ventures	21,202	57,141
Total noncontrolling interests in subsidiaries	200,815	228,032

Total equity	1,734,680	1,683,708

Total liabilities and equity	$4,213,540	$4,053,963

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES
Base rents	$124,223	$121,246	$250,610	$245,039
Escalations and recoveries from tenants	14,110	15,842	29,071	34,241
Real estate services	6,469	7,401	13,281	15,045
Parking income	3,532	2,850	6,688	5,392
Other income	893	1,228	2,500	2,565
Total revenues	149,227	148,567	302,150	302,282

EXPENSES
Real estate taxes	22,418	21,410	45,644	43,862
Utilities	10,953	13,399	24,531	30,974
Operating services	24,024	25,844	50,756	54,072
Real estate services expenses	6,211	6,208	13,057	12,847
General and administrative	12,755	11,877	25,004	22,888
Acquisition-related costs	2,039	111	2,039	111
Depreciation and amortization	43,459	42,365	86,522	83,167
Total expenses	121,859	121,214	247,553	247,921
Operating income	27,368	27,353	54,597	54,361

OTHER (EXPENSE) INCOME
Interest expense	(22,932)	(26,773)	(47,925)	(53,988)
Interest and other investment income (loss)	146	291	(523)	558
Equity in earnings (loss) of unconsolidated joint ventures	(614)	(2,329)	(2,168)	(5,858)
Gain on change of control of interests	5,191	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	27,117	34,399	85,717	34,543
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	5,670	6,448
Gain from extinguishment of debt	12,420	—	12,420	—
Total other income (expense)	26,998	12,036	68,538	(18,297)
Net income	54,366	39,389	123,135	36,064
Noncontrolling interest in consolidated joint ventures	(311)	373	395	863
Noncontrolling interest in Operating Partnership	(5,662)	(4,383)	(12,946)	(4,069)
Net income available to common shareholders	$48,393	$35,379	$110,584	$32,858

Basic earnings per common share:
Net income available to common shareholders	$0.54	$0.40	$1.23	$0.37

Diluted earnings per common share:
Net income available to common shareholders	$0.54	$0.40	$1.23	$0.37

Basic weighted average shares outstanding	89,740	89,244	89,731	89,218

Diluted weighted average shares outstanding	100,401	100,314	100,359	100,313

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$54,366	$39,389	$123,135	$36,064
Other comprehensive income (loss):
Net unrealized loss on derivative instruments for interest rate swaps	(2,913)	—	(9,253)	—
Comprehensive income	$51,453	$39,389	$113,882	$36,064
Comprehensive income (loss) attributable to noncontrolling interest in consolidated joint ventures	(311)	373	395	863
Comprehensive income (loss) attributable to noncontrolling interest in Operating Partnership	(5,357)	(4,383)	(11,976)	(4,069)
Comprehensive income attributable to common shareholders	$45,785	$35,379	$102,301	$32,858

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (in thousands) (unaudited)

					Accumulated
			Additional	Dividends in	Other	Noncontrolling
	Common Stock		Paid-In	Excess of	Comprehensive	Interests	Total
	Shares	Par Value	Capital	Net Earnings	Income (Loss)	in Subsidiaries	Equity
Balance at January 1, 2016	89,584	$896	$2,570,392	$(1,115,612)	$—	$228,032	$1,683,708
Net income	—	—	—	110,584	—	12,551	123,135
Common stock dividends	—	—	—	(26,894)	—	—	(26,894)
Unit distributions	—	—	—	—	—	(3,274)	(3,274)
Acquisition/increase in noncontrolling interest in consolidated joint ventures	—	—	414	—	—	(35,544)	(35,130)
Redemption of common units for common stock	19	—	308	—	—	(308)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	1	—	12	—	—	—	12
Directors’ deferred compensation plan	—	—	198	—	—	—	198
Stock compensation	47	1	1,410	—	—	842	2,253
Cancellation of restricted stock	—	—	(75)	—	—	—	(75)
Other comprehensive income (loss)	—	—	—	—	(8,283)	(970)	(9,253)
Rebalancing of ownership percentage between parent and subsidiaries	—	—	514	—	—	(514)	—
Balance at June 30, 2016	89,651	$897	$2,573,173	$(1,031,922)	$(8,283)	$200,815	$1,734,680

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,135	$36,064
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization, including related intangible assets	87,168	83,930
Amortization of directors deferred compensation stock units	198	197
Amortization of stock compensation	2,253	805
Amortization of deferred financing costs	2,349	1,901
Amortization of debt discount and mark-to-market	1,126	2,018
Equity in (earnings) loss of unconsolidated joint ventures	2,168	5,858
Distributions of cumulative earnings from unconsolidated joint ventures	2,415	2,698
Gain on change of control of interests	(15,347)	—
Realized (gains) losses and unrealized losses on disposition of rental property, net	(85,717)	(34,543)
Gain on sale of investments in unconsolidated joint ventures	(5,670)	(6,448)
Gain from extinguishment of debt	(12,420)	—
Changes in operating assets and liabilities:
(Increase) decrease in unbilled rents receivable, net	(6,745)	801
Increase in deferred charges, goodwill and other assets	(25,470)	(14,802)
Decrease (increase) in accounts receivable, net	4,580	(3,561)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(5,433)	1,478
Decrease in rents received in advance and security deposits	(559)	(3,053)
(Decrease) increase in accrued interest payable	(3,196)	6,342

Net cash provided by operating activities	$64,835	$79,685

CASH FLOWS FROM INVESTING ACTIVITIES
Rental property acquisitions and related intangibles	$(217,006)	$(4,057)
Rental property additions and improvements	(51,638)	(42,881)
Development of rental property and other related costs	(77,386)	(27,869)
Proceeds from the sales of rental property	326,899	80,581
Proceeds from the sale of investments in unconsolidated joint ventures	6,420	6,448
Repayment of notes receivable	250	7,750
Acquisition of noncontrolling interests	(37,946)	—
Investment in unconsolidated joint ventures	(23,657)	(49,305)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,189	1,985
Decrease (increase) in restricted cash	452	(7,808)

Net cash used in investing activities	$(70,423)	$(35,156)

CASH FLOW FROM FINANCING ACTIVITIES
Borrowings from revolving credit facility	$355,000	$129,000
Repayment of revolving credit facility	(435,000)	(129,000)
Repayment of senior unsecured notes	(200,000)	—
Borrowings from unsecured term loan	350,000	—
Proceeds from mortgages and loans payable	106,906	2,897
Repayment of mortgages, loans payable and other obligations	(143,322)	(27,251)
Payment of financing costs	(6,656)	(98)
Contributions from noncontrolling interests	1,065	158
Payment of dividends and distributions	(30,025)	(29,971)

Net cash used in financing activities	$(2,032)	$(54,265)

Net decrease in cash and cash equivalents	$(7,620)	$(9,736)
Cash and cash equivalents, beginning of period	37,077	29,549

Cash and cash equivalents, end of period	$29,457	$19,813

The accompanying notes are an integral part of these consolidated financial statements.

MACK-CALI REALTY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Mack-Cali Realty Corporation, a Maryland corporation, together with its subsidiaries (collectively, the “Company”), is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) providing leasing, management, acquisition, development, construction and tenant-related services for its properties and third parties.  As of June 30, 2016, the Company owned or had interests in 269 properties, consisting of 142 office and 109 flex properties, totaling approximately 29.1 million square feet, leased to approximately 1,700 commercial tenants, and 18 multi-family rental properties containing 5,434 residential units, plus developable land (collectively, the “Properties”).  The Properties are comprised of 142 office buildings totaling approximately 23.8 million square feet (which include 36 buildings, aggregating approximately 5.6 million square feet owned by unconsolidated joint ventures in which the Company has investment interests), 94 office/flex buildings totaling approximately 4.8 million square feet, six industrial/warehouse buildings totaling approximately 387,400 square feet, 18 multi-family properties totaling 5,434 apartments (which include ten properties aggregating 3,587 apartments owned by unconsolidated joint ventures in which the Company has investment interests), five parking/retail properties totaling approximately 121,700 square feet (which include two buildings aggregating 81,700 square feet owned by unconsolidated joint ventures in which the Company has investment interests), one hotel (which is owned by an unconsolidated joint venture in which the Company has an investment interest) and three parcels of land leased to others.  The Properties are located in seven states, primarily in the Northeast, plus the District of Columbia.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include all accounts of the Company, its majority-owned and/or controlled subsidiaries, which consist principally of Mack-Cali Realty, L.P. (the “Operating Partnership”), and variable interest entities for which the Company has determined itself to be the primary beneficiary, if any.  See Note 2: Significant Accounting Policies — Investments in Unconsolidated Joint Ventures, for the Company’s treatment of unconsolidated joint venture interests.  Intercompany accounts and transactions have been eliminated.

Accounting Standards Codification (“ASC”) 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and substantially all of the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance: and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

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

As of June 30, 2016 and December 31, 2015, the Company’s investments in consolidated real estate joint ventures, which are variable interest entities in which the Company is deemed to be the primary beneficiary have total real estate assets of $180 million and $273.4 million, respectively, mortgages of $60.5 million and $89.5 million, respectively, and other liabilities of $20.2 million and $17.5 million, respectively.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Rental

Property                                                                        Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition—related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Capitalized development and construction salaries and related costs approximated $0.8 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $2.5 million for the six months ended June 30, 2016 and 2015, respectively.  Included in total rental property is construction, tenant improvement and development in-progress of $226.7 million and $88.7 million as of June 30, 2016 and December 31, 2015, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below-market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values.  The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed differ from the purchase consideration of a transaction.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

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

Deferred

Financing Costs                             Costs incurred in obtaining financing are capitalized and amortized over the term of the related indebtedness. Deferred financing costs are presented in the balance sheet as a direct deduction from the carrying value of the debt liability to which they relate, except deferred financing costs related to the revolving credit facility, which are presented in deferred charges, goodwill and other assets.  In all cases, amortization of such costs is included in interest expense and was $1,180,000 and $948,000 for the three months ended June 30, 2016 and 2015, respectively, and $2,349,000 and $1,901,000 for the six months ended June 30, 2016 and 2015, respectively.  If a financing obligation is extinguished early, any unamortized deferred financing costs are written off and included in gains (losses) from early extinguishment of debt.  No such unamortized costs were written off for the six months ended June 30, 2016 and 2015.

Deferred

Leasing Costs                                           Costs incurred in connection with commercial leases are capitalized and amortized on a straight-line basis over the terms of the related leases and included in depreciation and amortization.  Unamortized deferred leasing costs are charged to amortization expense upon early termination of the lease.  Certain employees of the Company are compensated for providing leasing services to the Properties.  The portion of such compensation related to commercial leases, which is capitalized and amortized, and included in deferred charges, goodwill and other assets, net, was approximately $870,000 and $846,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,650,000 and $1,816,000 for the six months ended June 30, 2016 and 2015, respectively.

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

As of June 30, 2016, the Company had a deferred tax asset related to its TRS activity with a balance of approximately $23.0 million which has been fully reserved for through a valuation allowance.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.  The Company is subject to certain state and local taxes.

Pursuant to the amended provisions related to uncertain tax provisions of ASC 740, Income Taxes, the Company recognized no material adjustments regarding its tax accounting treatment.  The Company expects to recognize interest and penalties related to uncertain tax positions, if any, as income tax expense, which is included in general and administrative expense.

In the normal course of business, the Company or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates, where applicable.  As of June 30, 2016, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations are generally from the year 2011 forward.

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

Dividends and

Distributions

Payable                                                                           The dividends and distributions payable at June 30, 2016 represents dividends payable to common shareholders (89,650,641 shares) and distributions payable to noncontrolling interest unitholders of the Operating Partnership (10,497,946 common units and 657,373 LTIP units) for all such holders of record as of July 6, 2016 with respect to the second quarter 2016.  The second quarter 2016 common stock dividends and unit distributions of $0.15 per common share and unit were approved by the Board of Directors on June 1, 2016 and paid on July 15, 2016.

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

Stock

Compensation                                        The Company accounts for stock compensation in accordance with the provisions of ASC 718, Compensation-Stock Compensation.  These provisions require that the estimated fair value of restricted stock (“Restricted Stock Awards”), restricted stock units (“RSUs”), performance share units (“PSUs”), long-term incentive plan awards and stock options at the grant date be amortized ratably into expense over the appropriate vesting period.  The Company recorded stock compensation expense of $1,469,000 and $492,000 for the three months ended June 30, 2016 and 2015, respectively, and $2,253,000 and $805,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Discontinued

Operations                                                           In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance related to the reporting of discontinued operation and disclosures of disposals of components of an entity.  This guidance defines a discontinued operation as a component or group of components disposed or classified as held for sale and represents a strategic shift that has (or will have) a major effect on an entity’s operations and final result; the guidance states that a strategic shift could include a disposal of a major geographical area of operations, a major line of business, a major equity method investment or other major parts of an entity.  The guidance also provides for additional disclosure requirements in connection with both discontinued operations and other dispositions not qualifying as discontinued operations.  The guidance is effective for all companies for annual and interim periods beginning on or after December 15, 2014.  The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date.  The Company adopted this standard effective with the interim period beginning January 1, 2014.  Prior to January 1, 2014, properties identified as held for sale and/or disposed of were presented in discontinued operations.

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

3.    RECENT TRANSACTIONS

Acquisitions

The Company acquired the following office properties during the six months ended June 30, 2016 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property Address	Location	Bldgs.	Square Feet	Cost
04/04/16	11 Martine Avenue (a)	White Plains, New York	1	82,000	$10,750
04/07/16	320, 321 University Avenue (b)	Newark, New Jersey	2	147,406	23,000
06/02/16	101 Wood Avenue South (c)	Edison, New Jersey	1	262,841	82,300

Total Acquisitions			4	492,247	$116,050

(a) Acquisition represented four units of condominium interests which collectively comprise floors 2 through 5. Upon completion of the acquisition, the Company owns the entire 14-story 262,000 square-foot building. The acquisition was funded using available cash.

(b) This acquisition was funded through borrowings under the Company’s unsecured revolving credit facility.

(c) This acquisition was funded using available cash and through borrowings under the Company’s unsecured revolving credit facility.

The purchase prices were allocated to the net assets acquired, as follows (in thousands):

		320, 321
	11 Martine	University	101 Wood
	Avenue	Avenue	Avenue
Land	$2,460	$7,305	$8,509
Buildings and improvements	8,290	15,695	72,738
Above market leases (1)	—	—	58
In-place lease values (1)	—	—	6,743
			88,048
Less: Below market lease values (1)	—	—	(5,748)
Net assets recorded upon acquisition	$10,750	$23,000	$82,300

(1)         Above market, in-place and below market leases will be amortized over a weighted-average term of 6.3 years.

On July 1, 2016, the Company acquired a 566,000 square-foot office property located in Hoboken, New Jersey, for approximately $235 million.  It was not practicable to finalize the purchase price allocation for this acquisition given the short period of time between the acquisition date and the issuance of this Report.

Consolidations

On January 5, 2016, the Company, which held a 50 percent subordinated interest in the unconsolidated joint venture, Overlook Ridge Apartment Investors LLC, a 371-unit multi-family operating property located in Malden, Massachusetts, acquired the remaining interest for $39.8 million in cash plus the assumption of a first mortgage loan secured by the property with a principal balance of $52.7 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $10.2 million in the six months ended June 30, 2016.  On January 19, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $72.5 million, which bears interest at 3.625 percent and matures in February 2023.  See Note 10: Mortgages, Loans Payable and Other Obligations.

During the three months ended June 30, 2016, the Company, which held a 38.25 percent subordinate interest in the unconsolidated Portside Apartment Developers, L.L.C., a joint venture which owns a 175-unit operating multi-family property located in East Boston, Massachusetts, acquired the remaining interests of its joint venture partners for $39.6 million in cash plus the assumption of a mortgage loan secured by the property with a principal balance of $42.5 million and interest at LIBOR plus 215 basis points, with a floor of 275 basis points, maturing in December 2017.  See Note 10: Mortgages, loans payable.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $5.2 million in the three and six months ended June 30, 2016.

The purchase prices were allocated to the net assets acquired upon consolidation, as follows (in thousands):

	Overlook	Portside
	Ridge	Apts
Land and Leasehold Interest	$11,072	$9,160
Buildings and improvements	87,793	74,147
Furniture, fixtures and equipment	1,695	1,003
In-place lease values (1)	4,389	2,548
Below market lease values (1)	(489)	(233)
Other assets	237	703
Sub Total	104,697	87,328

Less: Debt assumed	(52,662)	(42,500)

Net assets recorded upon consolidation	$52,035	$44,828

(1)   In-place lease values and below-market lease values will be amortized over a weighted average term of 7.5 years.

Other Investments

On April 26, 2016, the Company acquired the remaining non-controlling interest in a development project located in Weehawken, NJ for $36.4 million.  The project includes developable land for approximately 1,100 multi-family units, 290,000 square feet of office space, a 52.5 percent ownership interest in Port Imperial 4/5 Garage and Retail operating properties.  The initial phase, Port Imperial South 11, a 295-unit multi-family project, began construction in the second quarter 2016.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office properties during the six months ended June 30, 2016 (dollars in thousands):

								Realized
				Rentable	Net		Net	Gain (loss)/
Disposition			# of	Square	Sales		Book	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Loss
03/11/16	2 Independence Way (a)	Princeton, New Jersey	1	67,401	$4,119		$4,283	$(164)
03/24/16	1201 Connecticut Avenue, NW	Washington, D.C.	1	169,549	90,591		31,827	58,764
04/26/16	125 Broad Street (b)	New York, New York	1	524,476	192,323		200,183	(7,860)
05/09/16	9200 Edmonston Road	Greenbelt, Maryland	1	38,690	4,083	(c)	3,837	246
05/18/16	1400 L Street	Washington, D.C.	1	159,000	68,399	(d)	30,053	38,346
Sub-total			5	959,116	359,515		270,183	89,332
								.
Unrealized losses on rental property held for sale			—	—	—		—	(3,615)
Totals			5	959,116	$359,515		$270,183	$85,717

(a)  The Company recorded an impairment charge of $3.2 million on this property during the year ended December 31, 2015 as it estimated that the carrying value of the property may not be recoverable over its anticipated holding period.

(b)  The Company recorded impairment charges of $83.2 million on this property during the year ended December 31, 2015 as it estimated that the carrying value of the property may not be recoverable over its anticipated holding period.

(c)  The Company transferred the deed for this property to the lender in satisfaction of its obligations. The Company recorded an impairment charge of $3.0 million on this property during the year ended December 31, 2012 as it estimated that the carrying value of the property may not be recoverable over its anticipated holding period.

(d)  $28.5 million of the net sales proceeds are held by a qualified intermediary until such funds are used in acquisitions.

The following table summarizes income (loss) for the three and six month periods ended June 30, 2016 and 2015 from the properties disposed of during the six months ended June 30, 2016 and the six properties disposed of during the year ended December 31, 2015: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues	$1,859	$12,203	$11,608	$27,680
Operating and other expenses	(2,408)	(7,490)	(8,022)	(14,281)
Depreciation and amortization	(3,173)	(5,641)	(7,275)	(9,994)
Interest expense	(665)	(2,604)	(1,386)	(5,380)

Income (loss) from properties disposed of	$(4,387)	$(3,532)	$(5,075)	$(1,975)

Realized gains on dispositions	30,731	34,399	89,332	34,543

Total income (loss) from properties disposed of	$26,344	$30,867	$84,257	$32,568

Rental Property Held for Sale, Net

During the three months ended June 30, 2016, the Company signed agreements to dispose of five office properties totaling approximately 567,000 square feet, and one 220-unit multi-family rental property, subject to certain conditions.  The office and multi-family rental properties are located in Parsippany, New Jersey, Upper Saddle River, New Jersey and Andover, Massachusetts.  The Company identified these properties as held for sale at June 30, 2016.  The total estimated sales proceeds expected from the four separate sales are approximately $84 million.  The Company determined that the carrying amounts of four of the office properties were not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $3.6 million at June 30, 2016.  In July 2016, the Company completed the disposition of four of these office properties for sales proceeds of approximately $24.9 million.  All the remaining dispositions are expected to be completed in the third quarter of 2016.

The following table summarizes the rental property held for sale, net, as of June 30, 2016: (dollars in thousands)

June 30,
2016
Land	$20,229
Buildings and improvements	80,195
Less: Accumulated depreciation	(23,619)
Less: Unrealized losses on properties held for sale	(3,615)
Rental property held for sale,net	$73,190

Other assets and liabilities related to the rental properties held for sale, as of June 30, 2016, include $2.0 million in deferred charges, and other assets, $1.5 million in Unbilled rents receivable, $0.9 million in Accounts payable, accrued expenses and other liabilities, and $1.2 million in Rents received in advance and security deposits.  Approximately $3.5 million of these assets and $1.2 million of these liabilities are expected to be written off with the completion of the sales.

Other Sales Agreement

During the three months ended June 30, 2016, the Company also signed an agreement to dispose of a land parcel located in Upper Saddle River, New Jersey, for approximately $41.9 million, subject to certain conditions.  The disposition is expected to be completed in the fourth quarter 2016.

Unconsolidated Joint Venture Activity

On April 1, 2016, the Company bought out its partner PruRose Riverwalk G, L.L.C. for $11.3 million and increased its subordinated interest in Riverwalk G Urban Renewal, L.L.C. from 25 percent to 50 percent using borrowings on the Company’s unsecured credit facility.  Riverwalk G Urban Renewal, L.L.C., owns a 316-unit operating multi-family property located in West New York, New Jersey.

On May 26, 2016, the Company sold its 50 percent interest in Port Imperial South 15, L.L.C. (“RiversEdge”) and its 20 percent interest in Port Imperial South 13 Urban Renewal, L.L.C. (“RiverParc”), joint ventures that own the 236-unit and the 280-unit multi-family operating properties, respectively, located in Weehawken, New Jersey for $6.4 million.  The Company realized a gain on the sale of $5.7 million.

4.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2016, the Company had an aggregate investment of approximately $315.2 million in its equity method joint ventures.  The Company formed these ventures with unaffiliated third parties, or acquired interests in them, to develop or manage primarily office and multi-family rental properties, or to acquire land in anticipation of possible development of office and multi-family rental properties.  As of June 30, 2016, the unconsolidated joint ventures owned: 36 office and two retail properties aggregating approximately 5.7 million square feet, 10 multi-family properties totaling 3,587 apartments, a 350-room hotel, development projects for up to approximately 763 apartments; and interests and/or rights to developable land parcels able to accommodate up to 4,210 apartments.  The Company’s unconsolidated interests range from 7.5 percent to 85 percent subject to specified priority allocations in certain of the joint ventures.

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

The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  As of June 30, 2016, such debt had a total facility amount of $282.2 million of which the Company agreed to guarantee up to $32 million.  As of June 30, 2016, the outstanding balance of such debt totaled $199.5 million of which $23.1 million was guaranteed by the Company.  The Company also posted a $3.6 million letter of credit in support of the South Pier at Harborside joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.  The Company performed management, leasing, development and other services for the properties owned by the unconsolidated joint ventures and recognized $1.0 million and $1.4 million for such services in the three months ended June 30, 2016 and 2015, respectively.  The Company had $0.6 million and $0.8 million in accounts receivable due from its unconsolidated joint ventures as of June 30, 2016 and December 31, 2015, respectively.

Included in the Company’s investments in unconsolidated joint ventures as of June 30, 2016 are four unconsolidated development joint ventures, which are VIEs for which the Company is not the primary beneficiary.  These joint ventures are primarily established to develop real estate property for long-term investment and were deemed VIEs primarily based on the fact that the equity investment at risk was not sufficient to permit the entities to finance their activities without additional financial support.  The initial equity contributed to these entities was not sufficient to fully finance the real estate construction as development costs are funded by the partners throughout the construction period.  The Company determined that it was not the primary beneficiary of these VIEs based on the fact that the Company has shared control of these entities along with the entity’s partners and therefore does not have controlling financial interests in these VIEs.  The Company’s aggregate investment in these VIEs was approximately $178.4 million as of June 30, 2016.  The Company’s maximum exposure to loss as a result of its involvement with these VIEs is estimated to be approximately $201.5 million, which includes the Company’s current investment and estimated future funding commitments/guarantees of approximately $23.1 million.  The Company has not provided financial support to these VIEs that it was not previously contractually required to provide.  In general, future costs of development not financed through third party will be funded with capital contributions from the Company and its outside partners in accordance with their respective ownership percentages.

The following is a summary of the Company’s unconsolidated joint ventures as of June 30, 2016 and December 31, 2015: (dollars in thousands, including footnotes)

										Property Debt
	Number of		Company’s	Carrying Value						As of June 30, 2016
	Apartment Units		Effective	June 30,		December 31,				Maturity		Interest
Entity / Property Name	or Square Feet (sf)		Ownership % (a)	2016		2015		Balance		Date		Rate
Multi-family
Marbella RoseGarden, L.L.C./ Marbella (b)	412	units	24.27%	$15,362		$15,569		$95,000		05/01/18		4.99%
RoseGarden Monaco Holdings, L.L.C./ Monaco (b)	523	units	15.00%	346		937		165,000		02/01/21		4.19%
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park (c) (d)	130	units	12.50%	5,784		5,723		45,533			(e)		(e)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial (b) (f)	316	units	50.00%	10,683		—		79,393		07/15/21		6.00	%(g)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C) (b)	355	units	7.50%	—		—		128,100		03/01/30		4.00%
Crystal House Apartments Investors LLC / Crystal House (h)	794	units	25.00%	29,687		28,114		165,000		04/01/20		3.17%
Roseland/Port Imperial Partners, L.P./ Riverwalk C (b) (i)	363	units	20.00%	1,678		1,678		—		—		—
RoseGarden Marbella South, L.L.C./ Marbella II	311	units	24.27%	17,514		16,728		72,615		03/30/17		L+2.25	%(j)
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B) (b)	227	units	7.50%	—		—		81,900		03/01/30		4.00%
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	141	units	45.00%	2,257		2,544		30,000		08/01/25		3.70%
Capitol Place Mezz LLC / Station Townhouses	378	units	50.00%	44,923		46,267		100,700		07/01/33		4.82	%(k)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	763	units	85.00%	98,518		96,799		119,433		08/01/29		5.197	%(l)
RoseGarden Monaco, L.L.C./ San Remo Land	250	potential units	41.67%	1,370		1,339		—		—		—
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	850	potential units	50.00%	337		337		—		—		—
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	160,000	sf	50.00%	1,962		1,962		—		—		—
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	1,225,000	sf	50.00%	4,230		4,055		—		—		—
PruRose Port Imperial South 15, LLC/RiversEdge at Port Imperial (x)	236	units	50.00%	—		—		—		—		—
PruRose Port Imperial South 13, LLC/RiverParc at Port Imperial (x)	280	units	20.00%	—		—		—		—		—

Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	92,878	sf	50.00%	4,085		4,140		14,776		05/17/16		L+3.00	%(m)
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	139,750	sf	50.00%	6,082		5,890		12,171		07/01/23		2.87%
BNES Associates III / Offices at Crystal Lake	106,345	sf	31.25%	2,587		2,295		5,810		11/01/23		4.76%
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	339,615	sf	33.33%	—		—		72,000		09/09/16		L+7.00	%(n)
Keystone-Penn	1,842,820	sf	(o)	—		—		229,882			(p)		(p)
Keystone-TriState	1,266,384	sf	(q)	3,288		3,958		213,916			(r)		(r)
KPG-MCG Curtis JV, L.L.C./ Curtis Center (s)	885,000	sf	50.00%	62,144		59,858			(t)		(t)		(t)

Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial (b)	30,745	sf	20.00%	1,733		1,758		—		—		—
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	350	rooms	50.00%		(u)		(u)	63,023			(v)		(v)
Other (w)				630		3,506		—		—		—
Totals:				$315,200		$303,457		$1,694,252

(a)	Company’s effective ownership% represents the Company’s entitlement to residual distributions after payments of priority returns, where applicable.
(b)

The Company’s ownership interests in this venture are subordinate to its partner’s preferred capital balance and the Company is not expected to meaningfully participate in the venture’s cash flows in the near term.

(c)

Through the joint venture, the Company also owns a 12.5 percent interest in a 50,973 square feet retail building (“Shops at 40 Park”) and a 25 percent interest in a to-be-built 59-unit, five story multi-family rental development property (“Lofts at 40 Park”).

(d)

The Company’s ownership interests in this venture are subordinate to its partner’s preferred capital balance and the payment of the outstanding balance remaining on a note ($975 as of June 30, 2016), and is not expected to meaningfully participate in the venture’s cash flows in the near term.

(e)

Property debt balance consists of: (i) a loan, collateralized by the Metropolitan at 40 Park, with a balance of $38,028, bears interest at 3.25 percent, matures in September 2020; (ii) an amortizable loan, collateralized by the Shops at 40 Park, with a balance of $6,388, bears interest at 3.63 percent, matures in August 2018; and (iii) a loan, collateralized by the Lofts at 40 Park, with a balance of $1,117, bears interest at LIBOR plus 250 basis points and matures in September 2016. The Shops at 40 Park mortgage loan also provides for additional borrowing proceeds of $1 million based on certain preferred thresholds being achieved.

(f)

During the three months ended June 30, 2016, the Company acquired the equity interests of its joint venture partner in Portside Apartment Holdings, L.L.C and PruRose Riverwalk G, L.L.C. for $39.6 million and $11.3 million, respectively, which increased its ownership to 100 percent in Portside Apartment Holdings, LLC and 50 percent in Riverwalk G Urban Renewal, L.L.C. (See Note 3: Recent Transactions — Acquisitions).

(g)	The permanent loan has a maximum borrowing amount of $80,249.
(h)	The Company also owns a 50 percent interest in a vacant land to accommodate the development of approximately 295 additional units of which 252 are currently approved.
(i)	The Company also owns a 20 percent residual interest in undeveloped land parcels: parcels 6, I, and J that can accommodate the development of 836 apartment units.
(j)	The construction loan has a maximum borrowing amount of $77,400 and provides, subject to certain conditions, two one-year extension options with a fee of 25 basis points for each year.
(k)	The construction/permanent loan has a maximum borrowing amount of $100,700 with amortization starting in August 2017.
(l)	The construction/permanent loan has a maximum borrowing amount of $192,000.
(m)

The joint venture has a swap agreement that fixes the all-in rate to 3.99375 percent per annum on an initial notional amount of $13,650 and then adjusting in accordance with an amortization schedule, which is effective from October 17, 2011 through loan maturity.

(n)	The mortgage loan has two one-year extension options, subject to certain conditions.
(o)

The Company’s equity interests in the joint ventures will be subordinated to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(p)

Principal balance of $127,600 bears interest at 5.114 percent and matures on August 27, 2023; principal balance of $45,500 bears interest at 5.01 percent and matures on September 6, 2025; principal balance of $35,107 bears interest at rates ranging from LIBOR+5.0 percent to LIBOR+5.75 percent and matures on August 27, 2016; principal balance of $11,250 bears interest at LIBOR+5.5 percent and matures on January 9, 2019; principal balance of $10,425 bears interest at LIBOR+6.0 percent matures on August 31, 2016.

(q)

Includes the Company’s pari-passu interests of $3.3 million in five properties and Company’s subordinated equity interests to Keystone Entities receiving a 15 percent internal rate of return (“IRR”) after which the Company will receive a 10 percent IRR on its subordinate equity and then all profit will be split equally.

(r)

Principal balance of $44,378 bears interest at 5.38 percent and matures on July 1, 2017; principal balance of $76,837 bears interest at rates ranging from 5.65 percent to 6.75 percent and matures on September 9, 2017; principal balance of $14,250 bears interest at 4.88 percent and matures on July 6, 2024; principal balance of $63,400 bears interest at 4.93 percent and matures on July 6, 2044; principal balance of $15,050 bears interest at 4.71 percent and matures on August 6, 2044.

(s)	Includes undivided interests in the same manner as investments in noncontrolling partnership, pursuant to ASC 970-323-25-12.
(t)	See Note 10: Mortgages, Loans Payable and Other Obligations for debt secured by interests in these assets.
(u)	The negative carrying value for this venture of $3,847 and $3,317 as of June 30, 2016 and December 31, 2015, respectively, were included in accounts payable, accrued expenses and other liabilities.
(v)

Balance includes: (i) mortgage loan, collateralized by the hotel property, with a balance of $59,429, bears interest at 6.15 percent and matures in November 2016, and (ii) loan with a balance of $3,594, bears interest at fixed rates ranging from 6.09 percent to 6.62 percent and matures in August 1, 2020. The Company posted a $3.6 million letter of credit in support of this loan, half of which is indemnified by the partner.

(w)

The Company owns other interests in various unconsolidated joint ventures, including interests in assets previously owned and interest in ventures whose businesses are related to its core operations. These ventures are not expected to significantly impact the Company’s operations in the near term.

(x)	See discussion in Note 3: Recent Transactions - Unconsolidated Joint Venture Activity.

The following is a summary of the Company’s equity in earnings (loss) of unconsolidated joint ventures for the three and six months ended June 30, 2016 and 2015: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Entity / Property Name	2016	2015	2016	2015
Multi-family
Marbella RoseGarden, L.L.C./ Marbella	$47	$61	$132	$122
RoseGarden Monaco Holdings, L.L.C./ Monaco	(300)	(313)	(592)	(629)
Rosewood Morristown, L.L.C. / Metropolitan at 40 Park	(82)	(91)	(163)	(185)
Riverwalk G Urban Renewal, L.L.C./ RiverTrace at Port Imperial	(595)	(276)	(595)	(530)
Elmajo Urban Renewal Associates, LLC / Lincoln Harbor (Bldg A&C)	—	—	—	—
Crystal House Apartments Investors LLC / Crystal House	(110)	13	(222)	3
Roseland/Port Imperial Partners, L.P./ Riverwalk C	—	(125)	—	(309)
RoseGarden Marbella South, L.L.C./ Marbella II	(307)	—	(307)	—
Estuary Urban Renewal Unit B, LLC / Lincoln Harbor (Bldg B)	—	—	—	—
Riverpark at Harrison I, L.L.C./ Riverpark at Harrison	(102)	(150)	(130)	(324)
Capitol Place Mezz LLC / Station Townhouses	(727)	(1,263)	(1,495)	(1,188)
Harborside Unit A Urban Renewal, L.L.C. / URL Harborside	—	—	(17)	—
RoseGarden Monaco, L.L.C./ San Remo Land	—	—	—	—
Grand Jersey Waterfront URA, L.L.C./ Liberty Landing	—	—	(60)	(19)
Hillsborough 206 Holdings, L.L.C./ Hillsborough 206	(13)	(5)	(32)	(5)
Plaza VIII & IX Associates, L.L.C./ Vacant land (parking operations)	98	70	175	156
Office
Red Bank Corporate Plaza, L.L.C./ Red Bank	108	112	210	222
12 Vreeland Associates, L.L.C./ 12 Vreeland Road	108	86	192	72
BNES Associates III / Offices at Crystal Lake	17	52	(177)	121
KPG-P 100 IMW JV, LLC / 100 Independence Mall West	—	(379)	—	(763)
Keystone-Penn	—	—	—	—
Keystone-TriState	(191)	(242)	(668)	(1,590)
KPG-MCG Curtis JV, L.L.C./ Curtis Center	226	232	405	428
Other
Roseland/North Retail, L.L.C./ Riverwalk at Port Imperial	(9)	(18)	(25)	(36)
South Pier at Harborside / Hyatt Regency Jersey City on the Hudson	987	868	820	784
Other	231	(961)	381	(2,188)
Company’s equity in earnings (loss) of unconsolidated joint ventures	$(614)	$(2,329)	$(2,168)	$(5,858)

The following is a summary of the financial position of the unconsolidated joint ventures in which the Company had investment interests as of June 30, 2016 and December 31, 2015: (dollars in thousands)

	June 30,	December 31,
	2016	2015
Assets:
Rental property, net	$1,598,623	$1,781,621
Other assets	269,073	307,000
Total assets	$1,867,696	$2,088,621
Liabilities and partners’/members’ capital:
Mortgages and loans payable	$1,187,866	$1,298,293
Other liabilities	229,941	215,951
Partners’/members’ capital	449,889	574,377
Total liabilities and partners’/members’ capital	$1,867,696	$2,088,621

The following is a summary of the results from operations of the unconsolidated joint ventures for the period in which the Company had investment interests during the three and six months ended June 30, 2016 and 2015: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues	$94,193	$81,075	$164,315	$155,552
Operating and other expenses	(65,456)	(55,953)	(111,017)	(113,309)
Depreciation and amortization	(16,924)	(17,816)	(35,766)	(34,809)
Interest expense	(13,415)	(13,324)	(27,464)	(24,658)
Net loss	$(1,602)	$(6,018)	$(9,932)	$(17,224)

5.    DEFERRED CHARGES, GOODWILL AND OTHER ASSETS, NET

	June 30,	December 31,
(dollars in thousands)	2016	2015
Deferred leasing costs	$224,925	$239,690
Deferred financing costs - revolving credit facility (1)	5,359	5,394
	230,284	245,084
Accumulated amortization	(103,881)	(118,014)
Deferred charges, net	126,403	127,070
Notes receivable (2)	13,374	13,496
In-place lease values, related intangibles and other assets, net	18,839	10,931
Goodwill (3)	2,945	2,945
Prepaid expenses and other assets, net (4)	91,672	49,408

Total deferred charges, goodwill and other assets, net	$253,233	$203,850

(1)         Pursuant to recently issued accounting standards, deferred financing costs related to all other debt liabilities (other than for the revolving credit facility) are classified to net against those debt liabilities for all periods presented. See Note 2: Significant Accounting Policies — Deferred Financing Costs.

(2)         Includes as of June 30, 2016: a mortgage receivable for $10.4 million which bears interest at LIBOR plus six percent and matures in August 2016; and an interest-free note receivable with a net present value of $2.9 million and matures in April 2023.  The Company believes these balances are fully collectible.

(3)         All goodwill is attributable to the Company’s Multi-family Services segment.

(4)         Includes as of June 30, 2016, deposits of $26.8 million for acquisitions and developments and $28.5 million of proceeds from property sales held by a qualified intermediary.

DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  As of June 30, 2016, the Company had outstanding interest rate swaps with a combined notional value of $350 million that were designated as cash flow hedges of interest rate risk. During the six months ending June 30, 2016, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2016, the Company recorded ineffectiveness of $99,000 and $1,012,000 in expense, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations, attributable to a floor mismatch in the underlying indices of the derivatives and the hedged interest payments made on its variable-rate debt.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next 12 months, the Company estimates that an additional $3.4 million will be reclassified as an increase to interest expense.

Undesignated Cash Flow Hedges of Interest Rate Risk

Interest rate caps not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  The Company recognized expenses of $1,000 and $17,000 for the three months ended June 30, 2016 and 2015, respectively and $2,000 and $80,000 during the six months ended June 30, 2016 and 2015, respectively, which is included in interest and other investment income (loss) in the consolidated statements of operations.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2016 and December 31, 2015.  (dollars in thousands)

	Fair Value
Liability Derivatives designated	June 30,	December 31,
as hedging instruments	2016	2015	Balance sheet location
Interest rate swaps	$10,265	$—	Accounts payable, accrued expenses and other liabilities

Asset Derivatives not designated
as hedging instruments
Interest rate caps	$—	$2	Deferred charges, goodwill and other assets

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement for the three and six months ending June 30, 2016 and 2015.  (dollars in thousands)

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from

Amount of Gain or
(Loss) Recognized in
Income on Derivative
(Ineffective Portion,
Reclassification for
Forecasted Transactions
No Longer Probable of
Occurring and Amount
Excluded from
Effectiveness Testing)

Hedging Relationships	2016	2015	Income (Effective Portion)	2016	2015	Effectiveness Testing)	2016	2015
Three months ended June 30,

Interest rate swaps	$(3,807)	$—	Interest expense	$893	$—	Interest and other investment income (loss)	$(99)	$—

Six months ended June 30,

Interest rate swaps	$(10,994)	$—	Interest expense	$1,740	$—	Interest and other investment income (loss)	$(1,012)	$—

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.  As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10.8 million.  As of June 30, 2016, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at their termination value of $10.8 million.

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

	June 30,	December 31,
	2016	2015
Security deposits	$8,570	$7,785
Escrow and other reserve funds	26,321	27,558

Total restricted cash	$34,891	$35,343

7.    SENIOR UNSECURED NOTES

A summary of the Company’s senior unsecured notes as of June 30, 2016 and December 31, 2015 is as follows:  (dollars in thousands)

	June 30,	December 31,	Effective
	2016	2015	Rate (1)
5.800% Senior Unsecured Notes, due January 15, 2016 (2)	—	$200,000	5.806%
2.500% Senior Unsecured Notes, due December 15, 2017	$250,000	250,000	2.803%
7.750% Senior Unsecured Notes, due August 15, 2019	250,000	250,000	8.017%
4.500% Senior Unsecured Notes, due April 18, 2022	300,000	300,000	4.612%
3.150% Senior Unsecured Notes, due May 15, 2023	275,000	275,000	3.517%
Principal balance outstanding	1,075,000	1,275,000
Adjustment for unamortized debt discount	(5,578)	(6,156)
Unamortized deferred financing costs	(4,480)	(5,062)

Total senior unsecured notes, net	$1,064,942	$1,263,782

(1)         Includes the cost of terminated treasury lock agreements (if any), offering and other transaction costs and the discount/premium on the notes, as applicable.

(2)         On January 15, 2016, the Company repaid these notes at their maturity using proceeds from a new unsecured term loan and borrowings under the Company’s unsecured revolving credit facility.

The terms of the Company’s senior unsecured notes include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.   The Company was in compliance with its debt covenants under the indenture relating to its senior unsecured notes as of June 30, 2016.

8.    UNSECURED TERM LOAN

On January 7, 2016, the Company obtained a new $350 million unsecured term loan, which matures in January 2019 with two one-year extension options.  The interest rate for the new term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Operating Partnership’s unsecured debt ratings, or at the Company’s option, a defined leverage ratio.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent.  The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s unsecured revolving credit facility and to repay the Company’s $200 million, 5.8 percent senior unsecured notes that matured on January 15, 2016.

The interest rate on the unsecured term loan is based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points
Higher of S&P or Moody’s	Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (current interest rate based on Company’s election)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

If the Company elected to use the defined leverage ratio, the interest rate under the unsecured term loan would be based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145
>45% and <50% (current ratio)	155
>50% and <55%	165
>55%	195

The terms of the unsecured term loan include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the term loan described below, or (ii) the property dispositions are completed while the Company is under an event of default under the term loan, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the Company to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its unsecured term loan as of June 30, 2016.

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

The terms of the unsecured facility include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the facility described below, or (ii) the property dispositions are completed while the Company is under an event of default under the facility, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the Company to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its revolving credit facility as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, the Company had outstanding borrowings of $75 million and $155 million, respectively, under its unsecured revolving credit facility.

10.   MORTGAGES, LOANS PAYABLE AND OTHER OBLIGATIONS

The Company has mortgages, loans payable and other obligations which primarily consist of various loans collateralized by certain of the Company’s rental properties, land and development projects.  As of June 30, 2016, 24 of the Company’s properties, with a total carrying value of approximately $857 million, and five of the Company’s land and development projects, with a total carrying value of approximately $219 million, are encumbered by the Company’s mortgages and loans payable.  Payments on mortgages, loans payable and other obligations are generally due in monthly installments of principal and interest, or interest only.  Except as noted below, the Company was in compliance with its debt covenants under its mortgages and loans payable as of June 30, 2016.

A summary of the Company’s mortgages, loans payable and other obligations as of June 30, 2016 and December 31, 2015 is as follows: (dollars in thousands)

		Effective		June 30,	December 31,
Property/Project Name	Lender	Rate (a)		2016	2015	Maturity
Port Imperial South (b)	Wells Fargo Bank N.A.	LIBOR+1.75%		—	$34,962	—
6 Becker, 85 Livingston,
75 Livingston & 20 Waterview (c)	Wells Fargo CMBS	10.260%		—	63,279	—
9200 Edmonston Road (d)	Principal Commercial Funding L.L.C.	9.780%		—	3,793	—
4 Becker	Wells Fargo CMBS	9.550%		$40,330	40,631	05/11/16	(e)
Curtis Center (f)	CCRE & PREFG	LIBOR+5.912	%(g)	75,000	64,000	10/09/16
Various (h)	Prudential Insurance	6.332%		142,443	143,513	01/15/17
150 Main St. (i)	Webster Bank	LIBOR+2.35%		20,929	10,937	03/30/17
Portside 7 (j)	RBS Citizens N.A. &	LIBOR+2.15%		42,500	—	12/04/17
	Salem Five Cents Savings Bank
23 Main Street	JPMorgan CMBS	5.587%		28,195	28,541	09/01/18
Port Imperial 4/5 Hotel	Fifth Third Bank & Santander	LIBOR+4.50%		3,094	—	10/06/18
Harborside Plaza 5	The Northwestern Mutual Life	6.842%		215,723	217,736	11/01/18
	Insurance Co. & New York Life
	Insurance Co.
Chase II (k)	Fifth Third Bank	LIBOR+2.25%		8,680	—	12/15/18
100 Walnut Avenue	Guardian Life Insurance Co.	7.311%		18,131	18,273	02/01/19
One River Center (l)	Guardian Life Insurance Co.	7.311%		41,534	41,859	02/01/19
Park Square	Wells Fargo Bank N.A.	LIBOR+1.872	%(m)	27,500	27,500	04/10/19
Port Imperial South 11 (n)	JPMorgan Chase	LIBOR+2.35%		1,639	—	11/24/19
Port Imperial South 4/5 Retail	American General Life & A/G PC	4.559%		4,000	4,000	12/01/21
The Chase at Overlook Ridge	New York Community Bank	3.740%		72,500	—	02/01/23
Port Imperial South 4/5 Garage	American General Life & A/G PC	4.853%		32,600	32,600	12/01/29
Principal balance outstanding				774,798	731,624

Adjustment for unamortized debt discount				—	(548)
Unamortized deferred financing costs				(5,375)	(4,465)
Total mortgages, loans payable and other obligations, net				$769,423	$726,611

(a)

Reflects effective rate of debt, including deferred financing costs, comprised of the cost of terminated treasury lock agreements (if any), debt initiation costs, mark-to-market adjustment of acquired debt and other transaction costs, as applicable.

(b)	On January 19, 2016, the loan was repaid in full at maturity, using borrowings from the Company’s revolving credit facility.
(c)

On April 22, 2016, the loan was repaid at a discount for $51.5 million, using borrowings from the Company’s revolving credit facility. Accordingly, the Company recognized a gain on extinguishment of debt of $12.4 million.

(d)	On May 5, 2016, the Company transferred the deed for 9200 Edmonston Road to the lender in satisfaction of its obligations and recorded a gain of $0.2 million.
(e)	The Company has begun discussions with the lender regarding the past due maturity of the loan.
(f)

The Company owns a 50 percent tenants-in-common interest in the Curtis Center property. The Company’s $75 million loan consists of its 50 percent interest in a $102 million senior loan with a current rate of 3.7371 percent at June 30, 2016 and its 50 percent interest in a $48 million mezzanine loan with a current rate of 9.943 percent at June 30, 2016. The senior loan rate is based on a floating rate of one-month LIBOR plus 329 basis points and the mezzanine loan rate is based on a floating rate of one-month LIBOR plus 950 basis points. The Company has entered into LIBOR caps for the periods of the loans. The loans provide for three one-year extension options.

(g)	The effective interest rate includes amortization of deferred financing costs of 1.362 percent.
(h)	Mortgage is cross collateralized by seven properties. The Company has agreed, subject to certain conditions, to guarantee repayment of $61.1 million of the loan.
(i)	This construction loan has a maximum borrowing capacity of $28.8 million.
(j)	On July 8, 2016, the loan was repaid in full from loan refinancing proceeds.
(k)	This construction loan has a maximum borrowing capacity of $48 million.
(l)	Mortgage is collateralized by the three properties comprising One River Center.
(m)	The effective interest rate includes amortization of deferred financing costs of 0.122 percent.
(n)	This constuction loan has a maximum borrowing capacity of $78 million.

CASH PAID FOR INTEREST AND INTEREST CAPITALIZED

Cash paid for interest for the six months ended June 30, 2016 and 2015 was $61,979,000 and $53,353,000, respectively.  Interest capitalized by the Company for the six months ended June 30, 2016 and 2015 was $9,346,000 and $7,388,000, respectively (which amounts included $2,771,000 and $2,314,000 for the six months ended June 30, 2016 and 2015, respectively, of interest capitalized on the Company’s investments in unconsolidated joint ventures which were substantially in development).

SUMMARY OF INDEBTEDNESS

As of June 30, 2016, the Company’s total indebtedness of $2,274,798,000 (weighted average interest rate of 4.79 percent) was comprised of $254,343,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 3.72 percent) and fixed rate debt and other obligations of $2,020,455,000 (weighted average rate of 4.93 percent).

As of December 31, 2015, the Company’s total indebtedness of $2,154,920,000 (weighted average interest rate of 5.22 percent) was comprised of $292,399,000 of revolving credit facility borrowings and other variable rate mortgage debt (weighted average rate of 2.81 percent) and fixed rate debt and other obligations of $1,862,521,000 (weighted average rate of 5.60 percent).

11.  EMPLOYEE BENEFIT 401(k) PLANS

Employees of the Company, who meet certain minimum age and service requirements, are eligible to participate in the Mack-Cali Realty Corporation 401(k) Savings/Retirement Plan (the “401(k) Plan”).  Eligible employees may elect to defer from one percent up to 60 percent of their annual compensation on a pre-tax basis to the 401(k) Plan, subject to certain limitations imposed by federal law.  The amounts contributed by employees are immediately vested and non-forfeitable.  The Company may make discretionary matching or profit sharing contributions to the 401(k) Plan on behalf of eligible participants in any plan year.  Participants are always 100 percent vested in their pre-tax contributions and will begin vesting in any matching or profit sharing contributions made on their behalf after two years of service with the Company at a rate of 20 percent per year, becoming 100 percent vested after a total of six years of service with the Company.  All contributions are allocated as a percentage of compensation of the eligible participants for the Plan year.  The assets of the 401(k) Plan are held in trust and a separate account is established for each participant.  A participant may receive a distribution of his or her vested account balance in the 401(k) Plan in a single sum or in installment payments upon his or her termination of service with the Company.  Total expense recognized by the Company for the 401(k) Plan for the three months ended June 30, 2016 and 2015 was $254,000 and zero, respectively, and $492,000 and zero for the six months ended June 30, 2016 and 2015, respectively.

12.  DISCLOSURE OF FAIR VALUE OF ASSETS AND LIABILITIES

The following disclosure of estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the assets and liabilities at June 30, 2016 and December 31, 2015.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, receivables, notes receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2016 and December 31, 2015.

The fair value of the Company’s long-term debt, consisting of senior unsecured notes, an unsecured term loan, an unsecured revolving credit facility and mortgages, loans payable and other obligations aggregated approximately $2,302,856,000 and $2,150,507,000 as compared to the book value of approximately $2,256,955,000 and $2,145,393,000 as of June 30, 2016 and December 31, 2015, respectively.  The fair value of the Company’s long-term debt was categorized as a level 3 basis (as provided by ASC 820, Fair Value Measurements and Disclosures).  The fair value was estimated using a discounted cash flow analysis valuation based on the borrowing rates currently available to the Company for loans with similar terms and maturities.  The fair value of the mortgage debt and the unsecured notes was determined by discounting the future contractual interest and principal payments by a market rate.  Although the Company has determined that the majority of the inputs used to value its derivative financial instruments fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative financial instruments utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. As a result, the Company has determined that its derivative financial instruments valuations in their entirety are classified in level 2 of the fair value hierarchy.

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

Disclosure about fair value of assets and liabilities is based on pertinent information available to management as of June 30, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2016 and current estimates of fair value may differ significantly from the amounts presented herein.

13.  COMMITMENTS AND CONTINGENCIES

TAX ABATEMENT AGREEMENTS

Pursuant to agreements with certain municipalities, the Company is required to make payments in lieu of property taxes (“PILOT”) on certain of its properties and has tax abatement agreements on other properties, as follows:

The Harborside Plaza 4-A agreement with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $49.5 million.  The PILOT totaled $271,000 and $247,000 for the three months ended June 30, 2016 and 2015, respectively, and $519,000 and $495,000 for the six months ended June 30, 2016 and 2015, respectively.

The Harborside Plaza 5 agreement, also with the City of Jersey City, as amended, which commenced in 2002, is for a term of 20 years.  The annual PILOT is equal to two percent of Total Project Costs, as defined.  Total Project Costs are $170.9 million.  The PILOT totaled $917,000 and $854,000 for the three months ended June 30, 2016 and 2015, respectively, and $1.8 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively.

The Port Imperial 4/5 Garage development project agreement with the City of Weehawken has a term of five years beginning when the project is substantially complete, which occurred in the third quarter of 2013.  The agreement provides that real estate taxes be paid initially on the land value of the project only and allows for a phase in of real estate taxes on the value of the improvements at zero percent year one and 80 percent in years two through five.

The Port Imperial South 1/3 Garage development project agreement with the City of Weehawken has a term of five years beginning when the project is substantially complete, which occurred in the fourth quarter of 2015.  The agreement provides that real estate taxes be paid at 100 percent on the land value of the project only over the five year period and allows for a phase in of real estate taxes on the building improvement value at zero percent in year one and 95 percent in years two through five.

The Port Imperial Hotel development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which is anticipated to be in the first quarter 2018.  The annual PILOT is equal to two percent of Total Project Costs, as defined.

The Port Imperial South 11 development project agreement with the City of Weehawken is for a term of 15 years following substantial completion, which is anticipated to be in the first quarter 2018.  The annual PILOT is equal to 10 percent of Gross Revenues, as defined.

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

GROUND LEASE AGREEMENTS

Future minimum rental payments under the terms of all non-cancelable ground leases under which the Company is the lessee, as of June 30, 2016, are as follows: (dollars in thousands)

Year	Amount
July 1 through December 31, 2016	$212
2017	315
2018	280
2019	283
2020	283
2021 through 2084	20,501

Total	$21,874

Ground lease expense incurred by the Company amounted to $128,000 and $102,000 during the three months ended June 30, 2016 and 2015, respectively, and $229,000 and $203,000 for each of the six months ended June 30, 2016 and 2015, respectively.

CONSTRUCTION PROJECTS

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy in the third quarter of 2016.  The Eastchester Project is estimated to cost a total of $51.8 million (of which development costs of $43.1 million have been incurred through June 30, 2016).  The venture has a $28.8 million construction loan (with $20.9 million outstanding as of June 30, 2016).  The Company expects to fund costs of approximately $22.8 million for the development of the project (of which, as of June 30, 2016, the Company has funded $17.4 million of the development costs and estimates it will need to fund an additional $5.4 million for the completion of the project).

On April 1, 2015, the Company acquired vacant land in Worcester, Massachusetts to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of June 30, 2016), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the fourth quarter 2017.  The Company has a construction loan with a maximum borrowing amount of $41.5 million (with no outstanding balance as of June 30, 2016).  Total development costs for both phases are estimated to be approximately $92.5 million (of which $18.5 million was incurred by the Company through June 30, 2016 and estimates it will need to fund an additional $32.5 million for the completion of the project).

On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 372-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $105.9 million.  The venture has a $94 million construction loan (with $3.1 million outstanding as of June 30, 2016).  As of June 30, 2016, the Company incurred development costs of $8.4 million and will not need to fund additional costs for the completion of the project.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II project is estimated to cost a total of $74.9 million (of which the Company has funded $26.9 million through June 30, 2016) and is expected to be ready for occupancy by fourth quarter of 2016.  The Company has a construction loan with a maximum borrowing amount of $48 million (with $8.7 million outstanding as of June 30, 2016).  The Company will not need to fund additional costs for the completion of the Chase II Project.

The Company owns an office property that has been repurposed for residential use.  The 197-unit multi-family development project, which is located in Morris Plains, New Jersey (“Signature Place Project”), is expected to be ready for occupancy by the fourth quarter of 2017. The Signature Place Project, which is estimated to cost a total of $58.7 million (of which development costs of $ $7.7 million have been incurred through June 30, 2016) is expected to be funded by a $42 million construction loan.  The Company expects to fund costs of approximately $16.7  million for the development of the project, of which the Company has incurred $7.1 million as of June 30, 2016.

The Company owns a leasehold interest in developable land for a 296-unit multi-family development project located in East Boston, Massachusetts (“Portside 5/6 Project”).  The project is expected to be ready for occupancy by the first quarter of 2018.  The Portside 5/6 Project, which is estimated to cost a total of $112 million (of which development costs of $15.3 million have been incurred through June 30, 2016), is expected to be funded primarily by a $73 million construction loan.  The Company expects to fund costs of $39 million for the development of the project, of which the Company has funded $11.2 million as of June 30, 2016.

The Company owns developable land for a 295-unit multi-family development project located in Weehawken, New Jersey (“RiverHouse 11 Project”), which began construction in the second quarter 2016.  The project is expected to be ready for occupancy by first quarter 2018.  The RiverHouse 11 Project, which is estimated to cost a total of $125 million (of which development costs of $28 million have been incurred through June 30, 2016), is expected to be funded primarily by a $78 million construction loan.  The Company expects to fund costs of $47 million for the development of the project, of which the Company has funded $24.7 million as of June 30, 2016.

OTHER

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which could result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the Company’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired as of February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director); the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  As of June 30, 2016, 116 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

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

Future minimum rentals to be received under non-cancelable commercial operating leases at June 30, 2016 are as follows (dollars in thousands):

Year	Amount
July 1 through December 31, 2016	$234,508
2017	439,968
2018	373,910
2019	315,521
2020	268,005
2021 and thereafter	1,110,072

Total	$2,741,984

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

STOCK OPTION PLANS

In May 2013, the Company established the 2013 Incentive Stock Plan (the “2013 Plan”) under which a total of 4,600,000 shares have been reserved for issuance.  In September 2000, the Company established the 2000 Employee Stock Option Plan (“2000 Employee Plan”) and the Amended and Restated 2000 Director Stock Option Plan (“2000 Director Plan” and together with the 2000 Employee Plan, the “2000 Plans”).  In May 2002, shareholders of the Company approved amendments to both of the 2000 Plans to increase the total shares reserved for issuance under both of the 2000 Plans from 2,700,000 to 4,350,000 shares of the Company’s common stock (from 2,500,000 to 4,000,000 shares under the 2000 Employee Plan and from 200,000 to 350,000 shares under the 2000 Director Plan).  As the 2000 Plans expired in 2010, stock options may no longer be issued under those plans.  Stock options granted under the 2000 Employee Plan became exercisable over a five-year period.  All stock options granted under the 2000 Director Plan became exercisable in one year.  All options were granted at the fair market value at the dates of grant and have terms of 10 years.  As of June 30, 2016 and December 31, 2015, the stock options outstanding had a weighted average remaining contractual life of approximately 8.9 and 9.4 years, respectively.

On June 5, 2015, in connection with employment agreements entered into with each of Messrs. Rudin and DeMarco (together, the “Executive Employment Agreements”), the Company granted options to purchase a total of 800,000 shares of the Company’s common stock, exercisable for a period of ten years with an exercise price equal to the closing price of the Company’s common stock on the grant date of $17.31 per share, with 400,000 of such options vesting in three equal annual installments commencing on the first anniversary of the grant date (“Time Vesting Options”), and 400,000 of such options vesting if the Company’s common stock trades at or above $25.00 per share for 30 consecutive trading days while the executive is employed (“Price Vesting Options”), or on or before June 30, 2019, subject to certain conditions.  The Price Vesting options vested on July 5, 2016 on account of the price vesting condition being achieved.

Information regarding the Company’s stock option plans is summarized below:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Exercise	Value
	Under Options	Price	$(000’s)
Outstanding at January 1, 2016	805,000	$17.33	$4,843
Lapsed or Cancelled	—	—
Outstanding at June 30, 2016 ($17.31 — $21.25)	805,000	$17.33	$7,781
Options exercisable at June 30, 2016	138,334
Available for grant at June 30, 2016	2,724,820

There were no stock options exercised under any stock option plans for the six months ended June 30, 2016 and 2015, respectively.  The Company has a policy of issuing new shares to satisfy stock option exercises.

The Company recognized stock options expense of $183,000 and $62,000 for the three months ended June 30, 2016 and 2015, respectively, and $367,000 and $63,000 for the six months ended June 30, 2016 and 2015, respectively.

RESTRICTED STOCK AWARDS

The Company has issued stock awards (“Restricted Stock Awards”) to officers, certain other employees and non-employee members of the Board of Directors of the Company, which allow the holders to each receive a certain amount of shares of the Company’s common stock generally over a one to seven-year vesting period, of which 86,403 unvested shares were legally outstanding at June 30, 2016.  Vesting of the Restricted Stock Awards issued to executive officers and certain other employees is based on time and service.

On June 5, 2015, in connection with the Executive Employment Agreements, the Company granted a total of 37,550.54 Restricted Stock Awards, which were valued in accordance with ASC 718 – Stock Compensation, at their fair value.  These awards vest equally over a three-year period on each annual anniversary date of the grant date.

All currently outstanding and unvested Restricted Stock Awards provided to the officers, certain other employees, and members of the Board of Directors of the Company were issued under the 2013 Plan.

Information regarding the Restricted Stock Awards grant activity is summarized below:

		Weighted-Average
		Grant – Date
	Shares	Fair Value
Outstanding at January 1, 2016	136,220	$19.36
Granted	36,870	21.70
Vested	(61,654)	18.94
Outstanding at June 30, 2016	111,436	$20.37

As of June 30, 2016, the Company had $0.9 million of total unrecognized compensation cost related to unvested Restricted Stock Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 0.6 years.

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

As of June 30, 2016, the Company had $1.0 million of total unrecognized compensation cost related to unvested PSUs granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 1.9 years.

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

As of June 30, 2016, the Company had $8.1 million of total unrecognized compensation cost related to unvested 2016 LTIP Awards granted under the Company’s stock compensation plans.  That cost is expected to be recognized over a weighted average period of 3.1 years.

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

During the six months ended June 30, 2016 and 2015, 7,859 and 10,264 deferred stock units were earned, respectively.  As of June 30, 2016 and December 31, 2015, there were 186,835 and 178,039 deferred stock units outstanding, respectively.

EARNINGS PER SHARE

Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following information presents the Company’s results for the three and six months ended June 30, 2016 and 2015 in accordance with ASC 260, Earnings Per Share: (dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Computation of Basic EPS
Net income	$54,366	$39,389	$123,135	$36,064
Add: Noncontrolling interest in consolidated joint ventures	(311)	373	395	863
Add (deduct): Noncontrolling interest in Operating Partnership	(5,662)	(4,383)	(12,946)	(4,069)
Net income available to common shareholders	$48,393	$35,379	$110,584	$32,858

Weighted average common shares	89,740	89,244	89,731	89,218

Basic EPS:
Net income available to common shareholders	$0.54	$0.40	$1.23	$0.37

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Computation of Diluted EPS
Net income available to common shareholders	$48,393	$35,379	$110,584	$32,858
Add (deduct): Noncontrolling interest in Operating Partnership	5,662	4,383	12,946	4,069
Net income for diluted earnings per share	$54,055	$39,762	$123,530	$36,927

Weighted average common shares	100,401	100,314	100,359	100,313

Diluted EPS:
Net income available to common shareholders	$0.54	$0.40	$1.23	$0.37

The following schedule reconciles the shares used in the basic EPS calculation to the shares used in the diluted EPS calculation: (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic EPS shares	89,740	89,244	89,731	89,218
Add: Operating Partnership – common units	10,499	11,028	10,504	11,051
Restricted Stock Awards	55	42	52	44
Stock Options	107	—	72	—
Diluted EPS Shares	100,401	100,314	100,359	100,313

Contingently issuable shares under the PSUs and Price Vesting Options were excluded from the denominator in 2016 and 2015 because the criteria had not been met for the period ended June 30, 2016.  Not included in the computations of diluted EPS were zero and 410,000 stock options as such securities were anti-dilutive during the periods ended June 30, 2016 and 2015, respectively.  Also, not included in the computations of diluted EPS were all of the LTIP Units as such securities were anti-dilutive during the periods.  Unvested restricted stock outstanding as of June 30, 2016 and 2015 were 86,403 and 103,337 shares, respectively.

Dividends declared per common share for each of the three-month periods ended June 30, 2016 and 2015 was $0.15 per share.  Dividends declared per common share for each of the six-month periods ended June 30, 2016 and 2015 was $0.30 per share.

16.   NONCONTROLLING INTERESTS IN SUBSIDIARIES

Noncontrolling interests in subsidiaries in the accompanying consolidated financial statements relate to (i) common units and LTIP units in the Operating Partnership, held by parties other than the Company, and (ii) interests in consolidated joint ventures for the portion of such ventures not owned by the Company.

The following table reflects the activity of noncontrolling interests for the six months ended June 30, 2016 and 2015, respectively (dollars in thousands):

	Six Months Ended
	June 30,
	2016	2015
Balance at January 1	$228,032	$257,230
Net income	12,551	3,206
Unit distributions	(3,274)	(3,308)
Acquisition/increase in noncontrolling interests in consolidated joint ventures	(35,544)	158
Redemption of common units for common stock	(308)	(1,306)
Stock compensation	842	—
Other comprehensive income (loss)	(970)
Rebalancing of ownership percentage between parent and subsidiaries	(514)	11
Balance at June 30	$200,815	$255,991

Pursuant to ASC 810, Consolidation, on the accounting and reporting for noncontrolling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with noncontrolling interest unitholders in the subsidiary) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions.  The carrying value of the noncontrolling interest shall be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the parent.  Accordingly, as a result of equity transactions which caused changes in ownership percentages between Mack-Cali Realty Corporation stockholders’ equity and noncontrolling interests in the Operating Partnership that occurred during the six months ended June 30, 2016, the Company has decreased noncontrolling interests in the Operating Partnership and increased additional paid-in capital in Mack-Cali Realty Corporation stockholders’ equity by approximately $0.5 million as of June 30, 2016.

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

Unit Transactions

The following table sets forth the changes in noncontrolling interests in the Operating Partnership which relate to the common units and LTIP units in the Operating Partnership for the six months ended June 30, 2016:

	Common	LTIP
	Units	Units
Balance at January 1, 2016	10,516,844	—
Granted	—	657,373
Redemption of common units for shares of common stock	(18,898)	—
Balance at June 30, 2016	10,497,946	657,373

Noncontrolling Interest Ownership in Operating Partnership

As of June 30, 2016 and December 31, 2015, the noncontrolling interest common unitholders owned 10.5 percent and 10.5 percent of the Operating Partnership, respectively.

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

17.   SEGMENT REPORTING

The Company operates in three business segments: (i) commercial and other real estate, (ii) multi-family real estate, and (iii) multi-family services.  The Company provides leasing, property management, acquisition, development, construction and tenant-related services for its commercial and other real estate and multi-family real estate portfolio.  The Company’s multi-family services business also provides similar services for third parties.  The Company no longer considers construction services as a reportable segment as it phased out this line of business in 2014.  The Company had no revenues from foreign countries recorded for the six months ended June 30, 2016 and 2015.  The Company had no long lived assets in foreign locations as of June 30, 2016 and December 31, 2015.  The accounting policies of the segments are the same as those described in Note 2: Significant Accounting Policies, excluding depreciation and amortization.

The Company evaluates performance based upon net operating income from the combined properties in each of its real estate segments (commercial and other, and multi-family) and from its multi-family services segment.

Selected results of operations for the three and six months ended June 30, 2016 and 2015 and selected asset information as of June 30, 2016 and December 31, 2015 regarding the Company’s operating segments are as follows.  Amounts for prior periods have been restated to conform to the current period segment reporting presentation: (dollars in thousands)

	Real Estate
	Commercial		Multi-family		Corporate	Total
	& Other	Multi-family	Services		& Other (d)	Company
Total revenues:
Three months ended:
June 30, 2016	$133,768	$9,219	$9,421	(e)	$(3,181)	$149,227
June 30, 2015	134,613	6,842	8,269	(f)	(1,157)	148,567
Six months ended:
June 30, 2016	270,721	18,205	18,148	(e)	(4,924)	302,150
June 30, 2015	274,217	13,579	16,501	(f)	(2,015)	302,282

Total operating and interest expenses (a):
Three months ended:
June 30, 2016	$64,368	$5,920	$9,425	(g)	$21,473	$101,186
June 30, 2015	64,158	4,872	9,051	(h)	27,250	105,331
Six months ended:
June 30, 2016	133,378	11,335	20,245	(g)	44,521	209,479
June 30, 2015	136,008	8,541	18,706	(h)	54,929	218,184

Equity in earnings (loss) of unconsolidated joint ventures:
Three months ended:
June 30, 2016	$1,405	$(2,100)	$81		$—	$(614)
June 30, 2015	798	(3,336)	209		—	(2,329)
Six months ended:
June 30, 2016	1,082	(3,331)	81		—	(2,168)
June 30, 2015	(570)	(5,497)	209		—	(5,858)

Net operating income (loss) (b):
Three months ended:
June 30, 2016	$70,805	$1,199	$77		$(24,654)	$47,427
June 30, 2015	71,253	(1,366)	(573)		(28,407)	40,907
Six months ended:
June 30, 2016	138,425	3,539	(2,016)		(49,445)	90,503
June 30, 2015	137,639	(459)	(1,996)		(56,944)	78,240

Total assets:
June 30, 2016	$3,165,791	$972,292	$12,656		$62,801	$4,213,540
December 31, 2015	3,166,577	836,020	9,831		41,535	4,053,963

Total long-lived assets (c):
June 30, 2016	$2,898,185	$679,374	$3,923		$(3,571)	$3,577,911
December 31, 2015	2,886,583	577,705	3,670		(1,531)	3,466,427

Total investments in unconsolidated joint ventures:
June 30, 2016	$78,185	$236,383	$632		$—	$315,200
December 31, 2015	76,140	225,850	1,467		—	303,457

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

(e)          Includes $3.6 million and $6.3 million of fees and salary reimbursements earned for the three and six months ended June 30, 2016, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

(f)           Includes $1.6 million and $2.8 million of fees and salary reimbursements earned for the three and six months ended June 30, 2015, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

(g)          Includes $1.7 million and $3.1 million of management fees and salary reimbursement expenses for the three and six months ended June 30, 2016, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

(h)         Includes $954,000 and $1.9 million of management fees and salary reimbursement expenses for the three and six months ended June 30, 2015, respectively, from the multi-family real estate segment, which are eliminated in consolidation.

The following schedule reconciles net operating income to net income available to common shareholders: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net operating income	$47,427	$40,907	$90,503	$78,240
Add (deduct):
Depreciation and amortization	(43,459)	(42,365)	(86,522)	(83,167)
Gain on change of control of interests	5,191	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	27,117	34,399	85,717	34,543
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	5,670	6,448
Gain from extinguishment of debt	12,420	—	12,420	—
Net income	54,366	39,389	123,135	36,064
Noncontrolling interest in consolidated joint ventures	(311)	373	395	863
Noncontrolling interest in Operating Partnership	(5,662)	(4,383)	(12,946)	(4,069)
Net income available to common shareholders	$48,393	$35,379	$110,584	$32,858

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

Executive Overview

Mack-Cali Realty Corporation together with its subsidiaries, (the “Company”) has been involved in all aspects of commercial real estate development, management and ownership for over 60 years and has been a publicly-traded real estate investment trust (REIT) since 1994.  As of June 30, 2016, the Company owns or has interests in 269 properties (collectively, the “Properties”), consisting of 142 office and 109 flex properties, totaling approximately 29.1 million square feet, leased to approximately 1,700 commercial tenants and 18 multi-family rental properties containing 5,434 residential units.  The Properties are located primarily in the Northeast, some with adjacent, Company-controlled developable land sites able to accommodate up to 5.3 million square feet of additional commercial space and 11,600 apartment units.

The Company’s historical strategy has been to focus its operations, acquisition and development of office properties in high-barrier-to-entry markets and sub-markets where it believes it is, or can become, a significant and preferred owner and operator.  In September 2015, the Company announced a three-year strategic initiative to transform into a more concentrated owner of New Jersey Hudson River waterfront and transit-oriented office properties and a regional owner of luxury multi-family residential properties. In furtherance of this strategy, the Company has commenced a comprehensive review of its portfolio and operations and is developing a business strategy that focuses on reshaping its portfolio over time.  As part of this plan, the Company anticipates that it may dispose of a significant number of its properties that do not meet its long-term goals and it considers as non-core to its ongoing operations.  The Company considers a non-core property to have one or more of the following attributes:  (1) assets that do not offer an opportunity to create a competitive advantage; (2) assets that produce a low cash yield; (3) assets which have physical attributes that constrain their market competitiveness; and (4) assets located in low growth markets.  The Company believes that the potential sales of these non-core properties over time would result in total estimated sales proceeds ranging from approximately $600 million to $800 million.

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

Of the Company’s 10 core office markets, several have recently shown signs of improvement while others have stabilized.  The percentage leased in the Company’s consolidated portfolio of stabilized operating commercial properties aggregating 23.5 million, 24.0 million and 24.8 million square feet at June 30, 2016, March 31, 2016 and June 30, 2015, respectively, was 86.7 percent leased at June 30, 2016 as compared to 87.2 percent leased at March 31, 2016 and 82.3 percent leased at June 30, 2015.  Percentage leased includes all leases in effect as of the period end date, some of which have commencement dates in the future and leases that expire at the period end date.  Leases that expired at June 30, 2016, March 31, 2016 and June 30, 2015 aggregate 104,901, 159,415 and 74,128 square feet, respectively, or 0.5, 0.7 and 0.3 percentage of the net rentable square footage, respectively.  Rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable) during the three months ended June 30, 2016 (on 457,782 square feet of renewals) increased an average of 20.9 percent compared to rates that were in effect under the prior leases, as compared to a 0.7 percent increase during the three months ended June 30, 2015 (on 1,007,487 square feet of renewals).  Estimated lease costs for the renewed leases during the three months ended June 30, 2016 averaged $1.76 per square foot per year for a weighted average lease term of 4.3 years, and estimated lease costs for the renewed leases during the three months ended June 30, 2015 averaged $2.23 per square foot per year for a weighted average lease term of 2.9 years. For the six months ended June 30, 2016, rental rates (including escalations) on the Company’s commercial space that was renewed (based on first rents payable on 1,097,246 square feet of renewals) increased an average of 14.6 percent compared to rates that were in effect under the prior leases, as compared to a 1.1 percent decrease during the six months ended June 30, 2015 (on 1,390,513 square feet of renewals).  Estimated lease costs for the renewed leases during the six months ended June 30, 2016 averaged $4.45 per square foot per year for a weighted averaged lease term of 5.8 years and estimated lease costs for the renewed leases during the six months ended June 15, 2015 averaged $2.17 per square foot per year for a weighted average lease term of 2.9 years.  The Company has achieved positive leasing results in its core markets recently.  It believes that commercial vacancy rates may decrease and commercial rental rates may increase in some of its markets in 2016 and possibly beyond.  As of June 30, 2016, commercial leases which comprise approximately 3.4 and 16.2 percent of the Company’s annualized base rent are scheduled to expire during the six months ended December 31, 2016 and the year ended December 31, 2017, respectively.  With the positive leasing results the Company has achieved in many of its markets recently, the Company believes that rental rates it is likely to achieve on new leases will generally be, on average, not lower than rates currently being paid.  Although the Company has recently achieved positive leasing activity, primarily in its core markets, if the recent leasing results do not prove to be sustaining during 2016 and beyond, the Company’s rental rates it may achieve on new leases may be lower than the rates currently being paid, resulting in the potential for less revenue from the same space.

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

•                  results from operations for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, and

•                  liquidity and capital resources.

Recent Transactions

Acquisitions

The Company acquired the following office properties during the six months ended June 30, 2016 (dollars in thousands):

Acquisition			# of	Rentable	Acquisition
Date	Property Address	Location	Bldgs.	Square Feet	Cost
04/04/16	11 Martine Avenue (a)	White Plains, New York	1	82,000	$10,750
04/07/16	320, 321 University Avenue (b)	Newark, New Jersey	2	147,406	23,000
06/02/16	101 Wood Avenue South (c)	Edison, New Jersey	1	262,841	82,300

Total Acquisitions			4	492,247	$116,050

(a)     Acquisition represented four units of condominium interests which collectively comprise floors 2 through 5. Upon completion of the acquisition, the Company owns the entire 14-story 262,000 square-foot building. The acquisition was funded using available cash.

(b)     This acquisition was funded through borrowings under the Company’s unsecured revolving credit facility.

(c)     This acquisition was funded using available cash and through borrowings under the Company’s unsecured revolving credit facility.

On July 1, 2016, the Company acquired a 566,000 square-foot office property located in Hoboken, New Jersey, for approximately $235 million.

Consolidations

On January 5, 2016, the Company, which held a 50 percent subordinated interest in the unconsolidated joint venture, Overlook Ridge Apartment Investors LLC, a 371-unit multi-family operating property located in Malden, Massachusetts, acquired the remaining interest for $39.8 million in cash plus the assumption of a first mortgage loan secured by the property with a principal balance of $52.7 million.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $10.2 million in the six months ended June 30, 2016.  On January 19, 2016, the Company repaid the assumed loan and obtained a new loan secured by the property in the amount of $72.5 million, which bears interest at 3.625 percent and matures in February 2023.  See Note 10: Mortgages, Loans Payable and Other Obligations.

During the three months ended June 30, 2016, the Company, which held a 38.25 percent subordinate interest in the unconsolidated Portside Apartment Developers, L.L.C., a joint venture which owns a 175-unit operating multi-family property located in East Boston, Massachusetts, acquired the remaining interests of its joint venture partners for $39.6 million in cash plus the assumption of a mortgage loan secured by the property with a principal balance of $42.5 million and interest at LIBOR plus 215 basis points, with a floor of 275 basis points, maturing in December 2017.  See Note 10: Mortgages, loans payable.  The cash portion of the acquisition was funded primarily through borrowings under the Company’s unsecured revolving credit facility.  Upon acquisition, the Company consolidated the asset and accordingly, remeasured its equity interests, as required by the FASB’s consolidation guidance, at fair value (based upon the income approach using current rates and market cap rates and discount rates).  As a result, the Company recorded a gain on change of control of interests of $5.2 million in the three and six months ended June 30, 2016.

Other Investments

On April 26, 2016, the Company acquired the remaining non-controlling interest in a development project located in Weehawken, NJ for $36.4 million.  The project includes developable land for approximately 1,100 multi-family units, 290,000 square feet of office space, a 52.5 percent ownership interest in Port Imperial 4/5 Garage and Retail operating properties.  The initial phase, Port Imperial South 11, a 295-unit multi-family project, began construction in the second quarter 2016.

Dispositions/Rental Property Held for Sale

The Company disposed of the following office properties during the six months ended June 30, 2016 (dollars in thousands):

								Realized
				Rentable	Net		Net	Gain (loss)/
Disposition			# of	Square	Sales		Book	Unrealized
Date	Property/Address	Location	Bldgs.	Feet	Proceeds		Value	Loss
03/11/16	2 Independence Way (a)	Princeton, New Jersey	1	67,401	$4,119		$4,283	$(164)
03/24/16	1201 Connecticut Avenue, NW	Washington, D.C.	1	169,549	90,591		31,827	58,764
04/26/16	125 Broad Street (b)	New York, New York	1	524,476	192,323		200,183	(7,860)
05/09/16	9200 Edmonston Road	Greenbelt, Maryland	1	38,690	4,083	(c)	3,837	246
05/18/16	1400 L Street	Washington, D.C.	1	159,000	68,399	(d)	30,053	38,346
Sub-total			5	959,116	359,515		270,183	89,332
								.
Unrealized losses on rental property held for sale			—	—	—		—	(3,615)
Totals			5	959,116	$359,515		$270,183	$85,717

(a)     The Company recorded an impairment charge of $3.2 million on this property during the year ended December 31, 2015 as it estimated that the carrying value of the property may not be recoverable over its anticipated holding period.

(b)     The Company recorded impairment charges of $83.2 million on this property during the year ended December 31, 2015 as it estimated that the carrying value of the property may not be recoverable over its anticipated holding period.

(c)     The Company transferred the deed for this property to the lender in satisfaction of its obligations. The Company recorded an impairment charge of $3.0 million on this property during the year ended December 31, 2012 as it estimated that the carrying value of the property may not be recoverable over its anticipated holding period.

(d)     $28.5 million of the net sales proceeds are held by a qualified intermediary until such funds are used in acquisitions.

Rental Property Held for Sale, Net

During the three months ended June 30, 2016, the Company signed agreements to dispose of five office properties totaling approximately 567,000 square feet, and one 220-unit multi-family rental property, subject to certain conditions.  The office and multi-family rental properties are located in Parsippany, New Jersey, Upper Saddle River, New Jersey and Andover, Massachusetts.  The Company identified these properties as held for sale at June 30, 2016.  The total estimated sales proceeds expected from the four separate sales are approximately $84 million.  The Company determined that the carrying amounts of four of the office properties were not expected to be recovered from estimated net sales proceeds and accordingly recognized an unrealized loss allowance of $3.6 million at June 30, 2016.  In July 2016, the Company completed the disposition of four of these office properties for sales proceeds of approximately $24.9 million.  All the remaining dispositions are expected to be completed in the third quarter of 2016.

Other Sales Agreement

During the three months ended June 30, 2016, the Company also signed an agreement to dispose of a land parcel located in Upper Saddle River, New Jersey, for approximately $41.9 million, subject to certain conditions.  The disposition is expected to be completed in the fourth quarter 2016.

Unconsolidated Joint Venture Activity

On April 1, 2016, the Company bought out its partner PruRose Riverwalk G, L.L.C. for $11.3 million and increased its subordinated interest in Riverwalk G Urban Renewal, L.L.C. from 25 percent to 50 percent using borrowings on the Company’s unsecured credit facility.  Riverwalk G Urban Renewal, L.L.C., owns a 316-unit operating multi-family property located in West New York, New Jersey.

On May 26, 2016, the Company sold its 50 percent interest in Port Imperial South 15, L.L.C. (“RiversEdge”) and its 20 percent interest in Port Imperial South 13 Urban Renewal, L.L.C. (“RiverParc”), joint ventures that own the 236-unit and the 280-unit multi-family operating properties, respectively, located in Weehawken, New Jersey for $6.4 million.  The Company realized a gain on the sale of $5.7 million.

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

Accounting Standards Codification (“ASC”) 810, Consolidation, provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and the determination of which business enterprise, if any, should consolidate the VIEs. Generally, the consideration of whether an entity is a VIE applies when either: (1) the equity investors (if any) lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; (2) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support; or (3) the equity investors have voting rights that are not proportionate to their economic interests and the activities of the entity involve or are conducted on behalf of an investor with a disproportionately small voting interest.  The Company consolidates VIEs in which it is considered to be the primary beneficiary.  The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance: and (2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.

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

Rental Property:

Rental properties are stated at cost less accumulated depreciation and amortization.  Costs directly related to the acquisition, development and construction of rental properties are capitalized.  Acquisition-related costs are expensed as incurred.  Capitalized development and construction costs include pre-construction costs essential to the development of the property, development and construction costs, interest, property taxes, insurance, salaries and other project costs incurred during the period of development.  Interest capitalized by the Company for the six months ended June 30, 2016 and 2015 was $9.3 million and $7.4 million, respectively.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  Fully-depreciated assets are removed from the accounts.

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

Upon acquisition of rental property, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities assumed, generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships.  The Company allocates the purchase price to the assets acquired and liabilities assumed based on their fair values. The Company records goodwill or a gain on bargain purchase (if any) if the net assets acquired/liabilities assumed differ from the purchase consideration of a transaction. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information.  The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s rental properties held for use may be impaired.  In addition to identifying any specific circumstances which may affect a property or properties, management considers other criteria for determining which properties may require assessment for potential impairment.  The criteria considered by management include reviewing low leased percentages, significant near-term lease expirations, current and historical operating and/or cash flow losses, near-term mortgage debt maturities or other factors that might impact the Company’s intent and ability to hold the property.  A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying value of the property over the fair value of the property.  The Company’s estimates of aggregate future cash flows expected to be generated by each property are based on a number of assumptions.  These assumptions are generally based on management’s experience in its local real estate markets and the effects of current market conditions.  The assumptions are subject to economic and market uncertainties including, among others, demand for space, competition for tenants, changes in market rental rates, and costs to operate each property.  As these factors are difficult to predict and are subject to future events that may alter management’s assumptions, the future cash flows estimated by management in its impairment analyses may not be achieved, and actual losses or impairments may be realized in the future.

Rental Property Held for Sale:

When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets.  The Company generally considers assets to be held for sale when the transaction has received appropriate corporate authority and there are no significant contingencies relating to the sale.  If, in management’s opinion, the estimated net sales price, net of selling costs, of the assets which have been identified as held for sale is less than the net book value of the assets, a valuation allowance is established.

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

Results From Operations

The following comparisons for the three and six months ended June 30, 2016 (“2016”), as compared to the three and six months ended June 30, 2015 (“2015”), make reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all in-service properties owned by the Company at March 31, 2015 (for the three-month period comparison), and which represent all in-service properties owned by the Company at December 31, 2014, (for the six-month period comparisons), excluding properties that were sold, disposed of, removed from service, or being redeveloped or repositioned from January 1, 2015 through June 30, 2016; (ii) the effect of the “Acquired Properties,” which represent all properties acquired by the Company or commencing initial operations from April 1, 2015 through June 30, 2016 (for the three-month comparisons), and which represent all properties acquired by the Company or commencing initial operations from January 1, 2015 through June 30, 2016 (for the six-month period comparisons) and (iii) the effect of “Properties Sold,” which represent properties sold, disposed of, or removed from service (including properties being redeveloped or repositioned) by the Company from January 1, 2015 through June 30, 2016.  During 2016 and 2015, four office properties, aggregating 634,523 square feet, were removed from service as they were being redeveloped by the Company.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Revenue from rental operations and other:
Base rents	$124,223	$121,246	$2,977	2.5%
Escalations and recoveries from tenants	14,110	15,842	(1,732)	(10.9)
Parking income	3,532	2,850	682	23.9
Other income	893	1,228	(335)	(27.3)
Total revenues from rental operations	142,758	141,166	1,592	1.1

Property expenses:
Real estate taxes	22,418	21,410	1,008	4.7
Utilities	10,953	13,399	(2,446)	(18.3)
Operating services	24,024	25,844	(1,820)	(7.0)
Total property expenses	57,395	60,653	(3,258)	(5.4)

Non-property revenues:
Real estate services	6,469	7,401	(932)	(12.6)
Total non-property revenues	6,469	7,401	(932)	(12.6)

Non-property expenses:
Real estate services expenses	6,211	6,208	3	0.0
General and administrative	12,755	11,877	878	7.4
Acquisition-related costs	2,039	111	1,928	1,736.9
Depreciation and amortization	43,459	42,365	1,094	2.6
Total non-property expenses	64,464	60,561	3,903	6.4
Operating income	27,368	27,353	15	0.1
Other (expense) income:
Interest expense	(22,932)	(26,773)	3,841	14.3
Interest and other investment income (loss)	146	291	(145)	(49.8)
Equity in earnings (loss) of unconsolidated joint ventures	(614)	(2,329)	1,715	73.6
Gain on change of control of interests	5,191	—	5,191	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	27,117	34,399	(7,282)	(21.2)
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	(778)	(12.1)
Gain from extinguishment of debt	12,420	—	12,420	—
Total other (expense) income	26,998	12,036	14,962	124.3
Net income	54,366	39,389	14,977	38.0
Noncontrolling interest in consolidated joint ventures	(311)	373	(684)	(183.4)
Noncontrolling interest in Operating Partnership	(5,662)	(4,383)	(1,279)	(29.2)
Net income available to common shareholders	$48,393	$35,379	$13,014	36.8%

The following is a summary of the changes in revenue from rental operations and property expenses in 2016 as compared to 2015 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2015 and 2016 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2015 and 2016
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$2,977	2.5%	$5,502	4.5%	$5,683	4.7%	$(8,208)	(6.8)%
Escalations and recoveries from tenants	(1,732)	(10.9)	(404)	(2.6)	451	2.8	(1,779)	(11.2)
Parking income	682	23.9	338	11.9	387	13.6	(43)	(1.5)
Other income	(335)	(27.3)	(80)	(6.5)	59	4.8	(314)	(25.6)
Total	$1,592	1.1%	$5,356	3.8%	$6,580	4.7%	$(10,344)	(7.3)%

Property expenses:
Real estate taxes	$1,008	4.7%	$2,671	12.5%	$130	0.6%	$(1,793)	(8.4)%
Utilities	(2,446)	(18.3)	(2,202)	(16.4)	471	3.5	(715)	(5.3)
Operating services	(1,820)	(7.0)	(358)	(1.4)	986	3.8	(2,448)	(9.5)
Total	$(3,258)	(5.4)%	$111	0.2%	$1,587	2.6%	$(4,956)	(8.2)%

OTHER DATA:
Number of Consolidated Properties	220		216		4		15
Commercial Square feet (in thousands)	23,464		23,005		459		2,284
Multi-family portfolio (number of units)	1,847		1,301		546		—

Base rents. Base rents for the Same-Store Properties increased $5.5 million, or 4.5 percent, for 2016 as compared to 2015, due primarily to a 2.3 percent increase in the average same store percent leased to 86.7 percent from 84.4 percent, and a $0.46 increase in average annual rents per square foot to $22.09 from $21.36 for 2016 as compared to 2015.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties decreased $0.4 million, or 2.6 percent, for 2016 over 2015 due primarily to lower utility and operating expenses to recover in 2016.

Parking income. Parking income for the Same-Store Properties increased $0.3 million, or 11.9 percent, for 2016 as compared to 2015, due primarily to increased usage.

Other income. Other income for the Same-Store Properties was relatively unchanged for 2016 as compared to 2015.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $2.7 million, or 12.5 percent, for 2016 as compared to 2015.  The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2016 as compared to 2015.  Real estate taxes, without the effect of net tax appeal proceeds, were relatively unchanged for 2016 as compared to 2015.

Utilities. Utilities for the Same-Store Properties decreased $2.2 million, or 16.4 percent, for 2016 as compared to 2015, due primarily to decreased electricity rates in 2016 as compared to 2015.

Operating Services. Operating services for the Same-Store Properties decreased $0.4 million, or 1.4 percent, due primarily to a decrease in maintenance costs in 2016 as compared to 2015.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $0.9 million, or 12.6 percent, for 2016 as compared to 2015, due primarily to decreased third party development and management activity in multi-family services in 2016 as compared to 2015.

Real estate services expense. Real estate services expense was relatively unchanged for 2016 as compared to 2015.

General and administrative. General and administrative expenses increased $0.9 million in 2016 as compared to 2015, due primarily to costs incurred for transactions not completed of $700,000 in 2016.

Acquisition-related costs. The Company incurred transaction costs of $2.0 million in 2016 and $0.1 million in 2015 related to the Company’s property and joint venture acquisitions.  See Note 3 to the Financial Statements: Recent Transactions – Acquisitions.

Depreciation and amortization. Depreciation and amortization increased $1.1 million, or 2.6 percent, for 2016 over 2015.  This increase was due primarily to depreciation in 2016 on the Acquired Properties, partially offset by lower depreciation in 2016 for properties sold or removed from service.

Interest expense. Interest expense decreased $3.8 million, or 14.3 percent, for 2016 as compared to 2015.  This decrease was primarily the result of lower average interest rates achieved on refinanced debt in late 2015 and early 2016.

Interest and other investment income. Interest and other investment income decreased $0.1 million, or 49.8 percent, for 2016 as compared to 2015.  This was primarily the result of a valuation mark-to-market loss for an interest rate swap entered into in 2016.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $1.7 million, or 73.6 percent, for 2016 as compared to 2015.  The increase was due primarily to a loss in 2015 of $0.6 million from the Portside at Pier One-Building 7 venture and a loss of $0.5 million from the Port Imperial – Building 13 venture.

Gain on change of control of interests. In 2016, the Company recorded a gain on change of control of $5.2 million in connection with the acquisition of the remaining interests of a residential property located in East Boston, Massachusetts.  See Note 3 to the Financial Statements: Recent Transactions – Consolidations.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains on disposition of rental property of $27.1 million in 2016, net of unrealized losses recognized on property held for sale of $3.6 million, and $34.4 million in gains from sales in 2015.  See Note 3: Recent Transactions – to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture. In 2016, the Company realized a gain of $5.7 million on the sale of an unconsolidated joint venture property located in Weehawken, New Jersey.  In 2015, the Company realized a gain of $6.4 million on the sale of an unconsolidated joint venture property located in Morristown, New Jersey.  See Note 3 to the Financial Statements: Recent Transactions – Dispositions.

Net income. Net income increased to $54.4 million in 2016 from $39.4 million in 2015.  The increase of $15.0 million was due to the factors discussed above.

Net income available to common shareholders. Net income available to common shareholders increased $13.0 million from $35.4 million in 2015 to $48.4 million in 2016.  The increase was primarily due to an increase in net income of $15.0 million for 2016 as compared to 2015.  This was partially offset by a decrease in noncontrolling interest in Operating Partnership of $1.3 million for 2016 as compared to 2015 and a decrease in noncontrolling interest in consolidated joint ventures of $0.7 million for 2016 as compared to 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended
	June 30,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Revenue from rental operations and other:
Base rents	$250,610	$245,039	$5,571	2.3%
Escalations and recoveries from tenants	29,071	34,241	(5,170)	(15.1)
Parking income	6,688	5,392	1,296	24.0
Other income	2,500	2,565	(65)	(2.5)
Total revenues from rental operations	288,869	287,237	1,632	0.6

Property expenses:
Real estate taxes	45,644	43,862	1,782	4.1
Utilities	24,531	30,974	(6,443)	(20.8)
Operating services	50,756	54,072	(3,316)	(6.1)
Total property expenses	120,931	128,908	(7,977)	(6.2)

Non-property revenues:
Real estate services	13,281	15,045	(1,764)	(11.7)
Total non-property revenues	13,281	15,045	(1,764)	(11.7)

Non-property expenses:
Real estate services expenses	13,057	12,847	210	1.6
General and administrative	25,004	22,888	2,116	9.2
Acquisition-related costs	2,039	111	1,928	1,736.9
Depreciation and amortization	86,522	83,167	3,355	4.0
Total non-property expenses	126,622	119,013	7,609	6.4
Operating income	54,597	54,361	236	0.4
Other (expense) income:
Interest expense	(47,925)	(53,988)	6,063	11.2
Interest and other investment income	(523)	558	(1,081)	(193.7)
Equity in earnings (loss) of unconsolidated joint ventures	(2,168)	(5,858)	3,690	63.0
Gain on change of control of interests	15,347	—	15,347	—
Realized gains (losses) and unrealized losses on disposition of rental property, net	85,717	34,543	51,174	148.1
Gain on sale of investment in unconsolidated joint venture	5,670	6,448	(778)	(12.1)
Gain from extinguishment of debt	12,420	—	12,420	—
Total other (expense) income	68,538	(18,297)	86,835	474.6
Net income	123,135	36,064	87,071	241.4
Noncontrolling interest in consolidated joint ventures	395	863	(468)	(54.2)
Noncontrolling interest in Operating Partnership	(12,946)	(4,069)	(8,877)	(218.2)
Net income available to common shareholders	$110,584	$32,858	$77,726	236.6%

The following is a summary of the changes in revenue from rental operations and property expenses in 2016 as compared to 2015 divided into Same-Store Properties, Acquired Properties and Properties Sold in 2015 and 2016 (dollars in thousands):

	Total		Same-Store		Acquired		Properties
	Company		Properties		Properties		Sold in 2015 and 2016
	Dollar	Percent	Dollar	Percent	Dollar	Percent	Dollar	Percent
(dollars in thousands)	Change	Change	Change	Change	Change	Change	Change	Change
Revenue from rental operations and other:
Base rents	$5,571	2.3%	$9,862	4.0%	$9,204	3.8%	$(13,495)	(5.5)%
Escalations and recoveries from tenants	(5,170)	(15.1)	(3,569)	(10.4)	622	1.8	(2,223)	(6.5)
Parking income	1,296	24.0	662	12.3	682	12.6	(48)	(0.9)
Other income	(65)	(2.5)	265	10.3	(23)	(0.9)	(307)	(12.0)
Total	$1,632	0.6%	$7,220	2.5%	$10,485	3.7%	$(16,073)	(5.6)%

Property expenses:
Real estate taxes	$1,782	4.1%	$2,993	6.8%	$1,055	2.4%	$(2,266)	(5.2)%
Utilities	(6,443)	(20.8)	(6,088)	(19.7)	840	2.7	(1,195)	(3.9)
Operating services	(3,316)	(6.1)	(2,263)	(4.2)	1,526	2.8	(2,579)	(4.8)
Total	$(7,977)	(6.2)%	$(5,358)	(4.2)%	$3,421	2.7%	$(6,040)	(4.7)%

OTHER DATA:
Number of Consolidated Properties	220		216		4		15
Commercial Square feet (in thousands)	23,464		23,005		459		2,284
Multi-family portfolio (number of units)	1,847		1,301		546		—

Base rents. Base rents for the Same-Store Properties increased $9.9 million, or 4.0 percent, for 2016 as compared to 2015, due primarily to a 0.7 percent increase in the average same store percent leased to 85.6 percent from 84.4 percent, and a $0.75 increase in average annual rents per square foot to $22.20 from $21.45 for 2016 as compared to 2015.

Escalations and recoveries. Escalations and recoveries from tenants for the Same-Store Properties decreased $3.6 million, or 10.4 percent, for 2016 over 2015 due primarily to lower utility and operating expenses to recover in 2016.

Parking income. Parking income for the Same-Store Properties increased $0.6 million, or 12.3 percent, for 2016 as compared to 2015 due primarily to increased usage.

Other income. Other income for the Same-Store Properties increased $0.3 million, or 10.3 percent, for 2016 as compared to 2015, due primarily to various small one-time items in 2016.

Real estate taxes. Real estate taxes on the Same-Store Properties increased $3.0 million, or 6.8 percent, for 2016 as compared to 2015.  The change in real estate taxes principally results from a decrease in tax appeal proceeds received in 2016 as compared to 2015.  Real estate taxes, without the effect of net tax appeal proceeds, were relatively unchanged for 2016 as compared to 2015.

Utilities. Utilities for the Same-Store Properties decreased $6.1 million, or 19.7 percent, for 2016 as compared to 2015, due primarily to decreased electricity rates and usage in 2016 as compared to 2015 primarily on account of a mild winter in 2016.

Operating Services. Operating services for the Same-Store Properties decreased $2.3 million, or 4.2 percent, due primarily to a decrease in snow removal costs in 2016 as compared to 2015 on account of a mild winter in 2016.

Real estate services revenue. Real estate services revenue (primarily reimbursement of property personnel costs) decreased $1.8 million, or 11.7 percent, for 2016 as compared to 2015, due primarily to decreased third party development and management activity in multi-family services in 2016 as compared to 2015.

Real estate services expense. Real estate services expense was relatively unchanged for 2016 as compared to 2015.

General and administrative. General and administrative expenses increased $2.1 million, or 9.2 percent, in 2016 as compared to 2015, due primarily to an increase in stock compensation expense in 2016 as compared to 2015.

Acquisition-related costs. The Company incurred transaction costs of $2.0 million in 2016 and $0.1 million in 2015 related to the Company’s property and joint venture acquisitions.  See Note 3 to the Financial Statements: Recent Transactions – Acquisitions.

Depreciation and amortization. Depreciation and amortization increased $3.4 million, or 4.0 percent, for 2016 over 2015.  This increase was due primarily to depreciation in 2016 on the Acquired Properties, partially offset by lower depreciation in 2016 for properties sold or being removed from service.

Interest expense. Interest expense decreased $6.1 million, or 11.2 percent, for 2016 as compared to 2015.  This decrease was primarily the result of lower average interest rates achieved on refinanced debt in late 2015 and early 2016.

Interest and other investment income. Interest and other investment income decreased $1.1 million, or 193.7 percent, for 2016 as compared to 2015.  This was primarily the result of a valuation mark-to-market loss for an interest rate swap entered into in 2016.

Equity in earnings (loss) of unconsolidated joint ventures. Equity in earnings of unconsolidated joint ventures increased $3.7 million, or 63.0 percent, for 2016 as compared to 2015.  The increase was due primarily a loss in 2015 of $1.4 million from the Portside at Pier One-Building 7 venture, a decreased loss of $0.9 million from the Keystone TriState venture for 2016 as compared to 2015 and a loss in 2015 of $0.7 million from the Port Imperial – Building 13 venture.

Gain on change of control of interests. In 2016, the Company recorded a gain on change of control of $15.3 million in connection with the acquisitions of the remaining interests of residential properties located in Malden and East Boston, Massachusetts.  See Note 3 to the Financial Statements: Recent Transactions – Consolidations.

Realized gains (losses) and unrealized losses on disposition of rental property, net. The Company had realized gains on disposition of rental property of $85.7 million net of unrealized losses recognized on property held for sale of $3.6 million in 2016 and $34.5 million in gains from sales in 2015.  See Note 3: Recent Transactions – to the Financial Statements.

Gain on sale of investment in unconsolidated joint venture. In 2016, the Company realized a gain of $5.7 million on the sale of an unconsolidated joint venture property located in Weehawken, New Jersey.  In 2015, the Company realized a gain of $6.4 million on the sale of an unconsolidated joint venture property located in Morristown, New Jersey.  See Note 3 to the Financial Statements: Recent Transactions – Dispositions.

Net income. Net income increased to $123.1 million in 2016 from approximately $36.0 million in 2015.  The increase of $87.1 million was due to the factors discussed above.

Net income available to common shareholders. Net income available to common shareholders increased $77.7 million from $32.9 million in 2015 to $110.6 million in 2016.  The increase was primarily due to an increase in net income of $87.1 million for 2016 as compared to 2015  This was partially offset by a decrease in noncontrolling interest in Operating Partnership of $8.9 million for 2016 as compared to 2015 and a decrease in noncontrolling interest in consolidated joint ventures of $0.5 million for 2016 as compared to 2015.

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

Construction Projects:

On May 21, 2014, the Company entered into a joint venture agreement with Ironstate Harborside-A LLC (“ISA”) to form Harborside Unit A Urban Renewal, L.L.C. (“URL-Harborside”), a newly-formed joint venture that will develop, own and operate a high-rise tower of approximately 763 multi-family apartment units above a parking pedestal to be located on land contributed by the Company at its Harborside complex in Jersey City, New Jersey (the “URL Project”).  The Company owns an 85 percent interest in URL-Harborside and the remaining interest is owned by ISA, with shared control over major decisions such as approval of budgets, property financings and leasing guidelines.  The construction of the URL Project is estimated to cost a total of approximately $320 million (of which development costs of $265.1 million have been incurred by URL-Harborside through June 30, 2016).  The URL Project is projected to be ready for occupancy by the first quarter of 2017.  The venture has a construction/permanent loan with a maximum borrowing amount of $192 million (with $119.4 million outstanding as of June 30, 2016).  The Company does not expect to fund any future development costs of the project, as future development costs will be funded by using the loan financing.

The Company owns a 76.25 percent interest in a consolidated joint venture which is constructing a 108-unit multi-family development rental property located in Eastchester, New York (the “Eastchester Project”).  The project is expected to be ready for occupancy in the third quarter of 2016.  The Eastchester Project is estimated to cost a total of $51.8 million (of which development costs of $43.1 million have been incurred through June 30, 2016).  The venture has a $28.8 million construction loan (with $20.9 million outstanding as of June 30, 2016).  The Company expects to fund costs of approximately $22.8 million for the development of the project (of which, as of June 30, 2016, the Company has funded $17.4 million of the development costs and estimates it will need to fund an additional $5.4 million for the completion of the project).

On April 1, 2015, the Company acquired vacant land in Worcester, Massachusetts to accommodate a two-phase development of the CitySquare Project for a purchase price of $3.1 million with an additional $1.25 million to be paid (which is accrued as of June 30, 2016), subject to certain conditions, in accordance with the terms of the purchase and sale agreement.  The first phase with 237 units started construction in the third quarter 2015 with anticipated initial deliveries in the fourth quarter 2017.  The Company has a construction loan with a maximum borrowing amount of $41.5 million (with no outstanding balance as of June 30, 2016).  Total development costs for both phases are estimated to be approximately $92.5 million (of which $18.5 million was incurred by the Company through June 30, 2016 and estimates it will need to fund an additional $32.5 million for the completion of the project).

On October 6, 2015, the Company entered into a joint venture partnership with XS Port Imperial Hotel, LLC (“XS”) to form XS Hotel Urban Renewal Associates LLC (“XS Hotel URA”) for the development and ownership of a 372-key dual branded hotel property located in Weehawken, New Jersey (“Port Imperial Hotel”).  Concurrently, the Company and XS entered into a separate joint venture partnership to form XS Hotel Associates, L.L.C. (“XS Hotel”) for the management and operations of the completed hotel development.  The Company holds a 90 percent interest and XS holds the remaining 10 percent interest in the consolidated joint ventures, XS Hotel URA and XS Hotel, with the Company having full and complete authority, power, and discretion to manage and control the ventures’ business, affairs, and property.  The construction of the Port Imperial Hotel is estimated to cost a total of $105.9 million.  The venture has a $94 million construction loan (with $3.1 million outstanding as of June 30, 2016).  As of June 30, 2016, the Company incurred development costs of $8.4 million and will not need to fund additional costs for the completion of the project.

The Company owns developable land to accommodate a multi-phase development project of approximately 1,034-unit multi-family rental property located in Malden, Massachusetts.  The initial phase commenced construction of 292 units in the third quarter of 2015 (the “Chase II Project”).  The Chase II project is estimated to cost a total of $74.9 million (of which the Company has funded $26.9 million through June 30, 2016) and is expected to be ready for occupancy by fourth quarter of 2016.  The Company has a construction loan with a maximum borrowing amount of $48 million (with $8.7 million outstanding as of June 30, 2016).  The Company will not need to fund additional costs for the completion of the Chase II Project.

The Company owns an office property that has been repurposed for residential use.  The 197-unit multi-family development project, which is located in Morris Plains, New Jersey (“Signature Place Project”), is expected to be ready for occupancy by the fourth quarter of 2017. The Signature Place Project, which is estimated to cost a total of $58.7 million (of which development costs of $7.7 million have been incurred through June 30, 2016) is expected to be funded by a $42 million construction loan.  The Company expects to fund costs of approximately $16.7 million for the development of the project, of which the Company has incurred $7.1 million as of June 30, 2016.

The Company owns a leasehold interest in a developable land for a 296-unit multi-family development project located in East Boston, Massachusetts (“Portside 5/6 Project”).  The project is expected to be ready for occupancy by the first quarter of 2018.  The Portside 5/6 Project, which is estimated to cost a total of $112 million (of which development costs of $15.3 million have been incurred through June 30, 2016), is expected to be funded primarily by a $73 million construction loan.  The Company expects to fund costs of $39 million for the development of the project, of which the Company has funded $11.2 million as of June 30, 2016.

The Company owns a developable land for a 295-unit multi-family development project located in Weehawken, New Jersey (“RiverHouse 11 Project”), which began construction in the second quarter 2016.  The project is expected to be ready for occupancy by first quarter 2018.  The RiverHouse 11 Project, which is estimated to cost a total of $125 million (of which development costs of $28 million have been incurred through June 30, 2016), is expected to be funded primarily by a $78 million construction loan.  The Company expects to fund costs of $47 million for the development of the project, of which the Company has funded $24.7 million as of June 30, 2016.

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

Property Lock-Ups:

Through February 2016, the Company could not dispose of or distribute certain of its properties which were originally contributed by certain unrelated common unitholders of the Operating Partnership, without the express written consent of such common unitholders, as applicable, except in a manner which did not result in recognition of any built-in-gain (which could result in an income tax liability) or which reimbursed the appropriate specific common unitholders for the tax consequences of the recognition of such built-in-gains (collectively, the “Property Lock-Ups”).  The aforementioned restrictions did not apply in the event that the Company sold all of its properties or in connection with a sale transaction which the Company’s Board of Directors determined was reasonably necessary to satisfy a material monetary default on any unsecured debt, judgment or liability of the Company or to cure any material monetary default on any mortgage secured by a property.  The Property Lock-Ups expired as of February 2016.  Upon the expiration of the Property Lock-Ups, the Company is generally required to use commercially reasonable efforts to prevent any sale, transfer or other disposition of the subject properties from resulting in the recognition of built-in gain to the specific common unitholders, which include members of the Mack Group (which includes William L. Mack, Chairman of the Company’s Board of Directors; David S. Mack, director; and Earle I. Mack, a former director), the Robert Martin Group (which includes Robert F. Weinberg, a former director and current member of its Advisory Board), and the Cali Group (which includes John R. Cali, a former director and current member of its Advisory Board).  As of June 30, 2016, 116 of the Company’s properties, with an aggregate net book value of approximately $1.3 billion, have lapsed restrictions and are subject to these conditions.

Unencumbered Properties:

As of June 30, 2016, the Company had 205 unencumbered properties with a carrying value of $2.3 billion representing 91.9 percent of the Company’s total consolidated property count.

Cash Flows

Cash and cash equivalents decreased by $7.6 million to $29.5 million at June 30, 2016, compared to $37.1 million at December 31, 2015.  This decrease is comprised of the following net cash flow items:

(1)         $64.8 million provided by operating activities.

(2)         $70.4 million used in investing activities, consisting primarily of the following:

(a)         $23.7 million used for investments in unconsolidated joint ventures; plus

(b)         $37.9 million used for acquisition of noncontrolling interests; plus

(c)          $217 million used for rental property acquisitions and related intangibles; plus

(d)         $51.6 million used for additions to rental property and improvements; plus

(e)          $77.4 million used for the development of rental property, other related costs and deposits; minus

(f)           $0.5 million decrease in restricted cash; minus

(g)          $326.9 million from proceeds from the sales of rental property; minus

(h)         $0.3 million received from payments of notes receivables; minus

(i)             $6.4 million from proceeds from the sale of investment in unconsolidated joint venture; minus

(j)            $3.2 million received from distributions in excess of cumulative earnings from unconsolidated joint ventures.

(3)         $2.0 million used in financing activities, consisting primarily of the following:

(a)         $435 million used for repayments of revolving credit facility; plus

(b)         $200 million used for repayment of senior unsecured notes; plus

(c)          $143.3 million used for repayments of mortgages, loans payable and other obligations; plus

(d)         $30 million used for payments of dividends and distributions; plus

(e)          $6.7 million used for repayment of finance cost; minus

(f)           $355 million from borrowings under the revolving credit facility; minus

(g)          $350 million from borrowings from unsecured term loan; minus

(h)       $106.9 million from proceeds received from mortgages and loans payable; minus

(i)             $1.1 million from contributions from noncontrolling interests.

Debt Financing

Summary of Debt:

The following is a breakdown of the Company’s debt between fixed and variable-rate financing as of June 30, 2016:

	Balance		Weighted Average		Weighted Average
	($000’s)	% of Total	Interest Rate (a)		Maturity in Years
Fixed Rate Unsecured Debt and Other Obligations	$1,425,000	62.64%	4.32%		3.97
Fixed Rate Secured Debt	595,455	26.18%	6.39%		2.91
Variable Rate Secured Debt	179,343	7.88%	4.54%		1.16
Variable Rate Unsecured Debt (b)	75,000	3.30%	1.76%		1.08

Totals/Weighted Average:	$2,274,798	100.00%	4.79	%(b)	3.38
Adjustment for unamortized debt discount	(5,578)
Unamortized deferred financing costs	(12,265)
Total Debt, Net	$2,256,955

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.46 percent as of June 30, 2016, plus the applicable spread.

(b)         Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $1.6 million for the three and six months ended June 30, 2016.

Debt Maturities:

Scheduled principal payments and related weighted average annual effective interest rates for the Company’s debt as of June 30, 2016 are as follows:

	Scheduled	Principal		Weighted Avg.
	Amortization	Maturities	Total	Effective Interest Rate of
Period	($000’s)	($000’s)	($000’s)	Future Repayments (a)
July 1 to December 31, 2016	$4,028	$115,330	$119,358	7.90%
2017 (b)	7,275	529,580	536,855	3.63%
2018	7,311	243,311	250,622	6.52%
2019	1,970	683,205	685,175	5.23%
2020	1,977	—	1,977	4.05%
Thereafter	8,862	671,949	680,811	4.09%
Sub-total	31,423	2,243,375	2,274,798
Adjustment for unamortized debt discount/premium, net as of June 30, 2016	(5,578)	—	(5,578)
Unamortized deferred financing costs	(12,265)	—	(12,265)
Totals/Weighted Average	$13,580	$2,243,375	$2,256,955	4.79	%(c)

(a)         The actual weighted average LIBOR rate for the Company’s outstanding variable rate debt was 0.46 percent as of June 30, 2016, plus the applicable spread.

(b)         Includes outstanding borrowings of the Company’s unsecured revolving credit facility of $75 million which matures in 2017 with two six-month extension options with the payment of a fee.

(c)          Excludes amortized deferred financing costs pertaining to the Company’s unsecured revolving credit facility which amounted to $0.8 million and $1.6 million for the three and six months ended June 30, 2016.

Senior Unsecured Notes:

The terms of the Company’s senior unsecured notes (which totaled approximately $1.1 billion as of June 30, 2016) include certain restrictions and covenants which require compliance with financial ratios relating to the maximum amount of debt leverage, the maximum amount of secured indebtedness, the minimum amount of debt service coverage and the maximum amount of unsecured debt as a percent of unsecured assets.

Unsecured Term Loan:

On January 7, 2016, the Company obtained a new $350 million unsecured term loan, which matures in January 2019 with two one-year extension options.  The interest rate for the new term loan is currently 140 basis points over LIBOR, subject to adjustment on a sliding scale based on the Operating Partnership’s unsecured debt ratings, or at the Company’s option, a defined leverage ratio.  The Company entered into interest rate swap arrangements to fix LIBOR for the duration of the term loan. Including costs, the current all-in fixed rate is 3.13 percent.  The proceeds from the loan were used primarily to repay outstanding borrowings on the Company’s unsecured revolving credit facility and to repay the Company’s $200 million, 5.8 percent senior unsecured notes that matured on January 15, 2016.

The interest rate on the unsecured term loan is based upon the Operating Partnership’s unsecured debt ratings, as follows:

Operating Partnership’s	Interest Rate -
Unsecured Debt Ratings:	Applicable Basis Points
Higher of S&P or Moody’s	Above LIBOR
No ratings or less than BBB-/Baa3	185.0
BBB- or Baa3 (current interest rate based on Company’s election)	140.0
BBB or Baa2	115.0
BBB+ or Baa1	100.0
A- or A3 or higher	90.0

If the Company elected to use the defined leverage ratio, the interest rate under the unsecured term loan would be based on the following total leverage ratio grid:

Interest Rate -
Applicable Basis
Total Leverage Ratio	Points above LIBOR
<45%	145
>45% and <50% (current ratio)	155
>50% and <55%	165
>55%	195

The terms of the unsecured term loan include certain restrictions and covenants which limit, among other things the incurrence of additional indebtedness, the incurrence of liens and the disposition of real estate properties (to the extent that: (i) such property dispositions cause the Company to default on any of the financial ratios of the term loan described below, or (ii) the property dispositions are completed while the Company is under an event of default under the term loan, unless, under certain circumstances, such disposition is being carried out to cure such default), and which require compliance with financial ratios relating to the maximum leverage ratio (60 percent), the maximum amount of secured indebtedness (40 percent), the minimum amount of fixed charge coverage (1.5 times), the maximum amount of unsecured indebtedness (60 percent), the minimum amount of unencumbered property interest coverage (2.0 times) and certain investment limitations (generally 15 percent of total capitalization).  If an event of default has occurred and is continuing, the Company will not make any excess distributions except to enable the Company to continue to qualify as a REIT under the Code.  The Company was in compliance with its debt covenants under its unsecured term loan as of June 30, 2016.

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

Debt Strategy:

The Company does not intend to reserve funds to retire the Company’s senior unsecured notes, outstanding borrowings under its unsecured revolving credit facility, its unsecured term loan, or its mortgages, loans payable and other obligations upon maturity.  Instead, the Company will seek to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates.  If it cannot raise sufficient proceeds to retire the maturing debt, the Company may draw on its revolving credit facility to retire the maturing indebtedness, which would reduce the future availability of funds under such facility.  As of July 29, 2016, the Company had outstanding borrowings of $248 million under its unsecured revolving credit facility.  The Company is reviewing various financing and refinancing options, including the purchase of its senior unsecured notes in privately-negotiated transactions, the issuance of additional, or exchange of current, unsecured debt, common and preferred stock, and/or obtaining additional mortgage debt, some or all of which may be completed in 2016.  The Company currently anticipates that its available cash and cash equivalents, cash flows from operating activities and proceeds from the sale of office properties, together with cash available from borrowings and other sources, will be adequate to meet the Company’s capital and liquidity needs in the short term.  However, if these sources of funds are insufficient or unavailable, due to current economic conditions or otherwise, or if capital needs to fund acquisition and development opportunities in the multi-family rental sector arise, the Company’s ability to make the expected distributions discussed in “REIT Restrictions” above may be adversely affected.

Equity Financing and Registration Statements

Common Equity:

The following table presents the changes in the Company’s issued and outstanding shares of common stock and the Operating Partnership’s common units for the six months ended June 30, 2016:

	Common	Common
	Stock	Units	Total
Outstanding at January 1, 2016	89,583,950	10,516,844	100,100,794
Common units redeemed for common stock	18,898	(18,898)	—
Shares issued under Dividend Reinvestment and Stock Purchase Plan	836	—	836
Restricted shares issued	46,906	—	46,906
Outstanding at June 30, 2016	89,650,590	10,497,946	100,148,536

Share Repurchase Program:

The Company has a share repurchase program which was renewed and authorized by its Board of Directors in September 2012 to purchase up to $150 million of the Company’s outstanding common stock (“Repurchase Program”), which it may repurchase from time to time in open market transactions at prevailing prices or through privately negotiated transactions.  As of June 30, 2016, the Company has a remaining authorization under the Repurchase Program of $139 million.  There were no common stock repurchases in 2015 and through July 29, 2016.

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

Shelf Registration Statements:

The Company has an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.0 billion in common stock, preferred stock, depositary shares, and/or warrants of the Company, under which no securities have been sold as of July 29, 2016.

The Company and the Operating Partnership also have an effective shelf registration statement on Form S-3 filed with the SEC for an aggregate amount of $2.5 billion in common stock, preferred stock, depositary shares and guarantees of the Company and debt securities of the Operating Partnership, under which no securities have been sold as of July 29, 2016.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Debt:

The debt of the Company’s unconsolidated joint ventures generally provide for recourse to the Company for customary matters such as intentional misuse of funds, environmental conditions and material misrepresentations. The Company has agreed to guarantee repayment of a portion of the debt of its unconsolidated joint ventures.  Such debt has a total facility amount of $282.2 million of which the Company has agreed to guarantee up to $32 million.  As of June 30, 2016, the outstanding balance of such debt totaled $199.5 million of which $23.1 million was guaranteed by the Company.  The Company has also posted a $3.6 million letter of credit in support of the Harborside South Pier joint venture, half of which is indemnified by Hyatt Corporation, the Company’s joint venture partner.

The Company’s off-balance sheet arrangements are further discussed in Note 4: Investments in Unconsolidated Joint Ventures to the Financial Statements.

Contractual Obligations

The following table outlines the timing of payment requirements related to the Company’s debt (principal and interest), PILOT agreements, ground lease agreements and other obligations, as of June 30, 2016:

		Payments Due by Period
		Less than 1	2 – 3	4 – 5	6 – 10	After 10
(dollars in thousands)	Total	Year	Years	Years	Years	Years
Senior unsecured notes	$1,293,826	$47,788	$336,200	$304,013	$605,825	—
Unsecured term loan	378,300	10,955	367,345	—	—	—
Revolving credit facility (a)	76,434	1,324	75,110	—	—	—
Mortgages, loans payable and other obligations (b)	869,957	317,003	418,958	13,918	86,571	$33,507
Payments in lieu of taxes (PILOT)	25,919	4,407	8,815	4,407	8,290	—
Ground lease payments	21,874	369	579	282	1,122	19,522
Other	1,655	—	1,655	—	—	—
Total	$2,667,965	$381,846	$1,208,662	$322,620	$701,808	$53,029

(a)         Interest payments assume LIBOR rate of 0.46 percent, which is the weighted average rate on this outstanding variable rate debt at June 30, 2016, plus the applicable spread.

(b)         Interest payments assume LIBOR rate of 0.46 percent, which is the weighted average rate on its outstanding variable rate mortgage debt at June 30, 2016, plus the applicable spread.

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

As the Company considers its primary earnings measure, net income available to common shareholders, as defined by GAAP, to be the most comparable earnings measure to FFO, the following table presents a reconciliation of net income available to common shareholders to FFO, as calculated in accordance with NAREIT’s current definition, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income available to common shareholders	$48,393	$35,379	$110,584	$32,858
Add (deduct): Noncontrolling interests in Operating Partnership	5,662	4,383	12,946	4,069
Real estate-related depreciation and amortization on continuing operations (a)	48,042	47,634	95,501	93,665
Gain on change of control of interests	(5,191)	—	(15,347)
Realized (gains) losses and unrealized losses on disposition of rental property, net	(27,117)	(34,399)	(85,717)	(34,543)
Gain on sale of investment in unconsolidated joint venture	(5,670)	(6,448)	(5,670)	(6,448)
Funds from operations	$64,119	$46,549	$112,297	$89,601

(a)         Includes the Company’s share from unconsolidated joint ventures of $4,768 and $5,512 for the three months ended June 30, 2016 and 2015, respectively, and $9,389 and $10,983 for the six months ended June 30, 2016 and 2015, respectively.  Excludes non-real estate-related depreciation and amortization of $187 and $243 for the three months ended June 30, 2016 and 2015, respectively, and $411 and $485 for the six months ended June 30, 2016 and 2015, respectively, and $104 and $151 of depreciation expense allocable to the Company’s noncontrolling interest in consolidated joint ventures for the three months ended June 30, 2016, and 2015, respectively, and $255 and $302 for the six months ended June 30, 2016 and 2015, respectively.

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

Approximately $2.0 billion of the Company’s long-term debt as of June 30, 2016 bears interest at fixed rates and therefore the fair value of these instruments is affected by changes in market interest rates.  The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt.  The interest rates on the Company’s variable rate debt as of June 30, 2016 ranged from LIBOR plus 130 basis points to LIBOR plus 950 basis points.  Assuming interest-rate swaps and caps are not in effect, if market rates of interest on the Company’s variable rate debt increased or decreased by 100 basis points, then the increase or decrease in interest costs on the Company’s variable rate debt would be approximately $2.5 million annually and the increase or decrease in the fair value of the Company’s fixed rate debt as of June 30, 2016 would be approximately $54 million.

June 30, 2016
Debt, including current portion	7/1/2016											Fair
($s in thousands)	12/31/2016	2017		2018	2019	2020	Thereafter	Sub-total	Other (a)	Other (b)	Total	Value

Fixed Rate	$44,358	$397,492		$237,447	$658,370	$1,977	$680,811	$2,020,455	$(5,578)	$(8,699)	$2,006,178	$2,052,079
Average Interest Rate	9.29%	4.12%		6.70%	5.35%	4.05%	4.09%				4.93%

Variable Rate	$75,000	$139,363	(c)	$13,175	$26,805	—	—	$254,343	—	$(3,566)	$250,777	$250,777

(a)  Adjustment for unamortized debt discount/premium, net, as of June 30, 2016.

(b)  Adjustment for unamortized deferred financings costs, net, as of June 30, 2016.

(c)  Includes $75 million of outstanding borrowings under the Company’s unsecured revolving credit facility which matures in 2017 with two six-month extension options with the payment of a fee.

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

Part II — Other Information

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                             COMMON STOCK

During the three months ended June 30, 2016, the Company issued 1,898 shares of common stock to holders of common units in the Operating Partnership upon the redemption of such common units in private offerings pursuant to Section 4(a)(2) of the Securities Act.  The holders of the common units were limited partners of the Operating Partnership and accredited investors under Rule 501 of the Securities Act.  The common units were redeemed for an equal number of shares of common stock.  The Company has registered the resale of such shares under the Securities Act.

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

Mack-Cali Realty Corporation
(Registrant)

Date: August 2, 2016	By:	/s/ Mitchell E. Rudin
Mitchell E. Rudin
Chief Executive Officer
(principal executive officer)

Date: August 2, 2016	By:	/s/ Michael J. DeMarco
Michael J. DeMarco
President and Chief Operating Officer

Date: August 2, 2016	By:	/s/ Anthony Krug
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

10.2

Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Mitchell E. Hersh (filed as Exhibit 10.4 to the Company’s Form 8-K dated December 9, 2008 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.3

Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Barry Lefkowitz and Mack-Cali Realty Corporation (filed as Exhibit 10.6 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.4

Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Barry Lefkowitz (filed as Exhibit 10.5 to the Company’s Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.5

Second Amended and Restated Employment Agreement dated as of July 1, 1999 between Roger W. Thomas and Mack-Cali Realty Corporation (filed as Exhibit 10.7 to the Company’s Form 10-Q dated June 30, 1999 and incorporated herein by reference).

10.6

Letter Agreement dated December 9, 2008 by and between Mack-Cali Realty Corporation and Roger W. Thomas (filed as Exhibit 10.8 to the Company’s Form 8-K dated December 9, 2008 and incorporated herein by reference).

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

10.14

Amended and Restated Mack-Cali Realty Corporation Deferred Compensation Plan for Directors (filed as Exhibit 10.3 to the Company’s Form 8-K dated December 9, 2008 and incorporated herein by reference).

10.15	Mack-Cali Realty Corporation 2013 Incentive Stock Plan (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 Registration No. 333-188729, and incorporated herein by reference).

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

10.93

Form of Restricted share Award Agreement effective December 10, 2013 by and between Mack-Cali Realty Corporation and each of Mitchell E. Hersh, Barry Lefkowitz, Roger W. Thomas and Anthony Krug (filed as Exhibit 10.1 to the Company’s Form 8-K dated December 10, 2013 and incorporated herein by reference).

10.94

Form of Restricted Share Award Agreement effective December 10, 2013 by and between Mack-Cali Realty Corporation and each of William L. Mack, Alan S. Bernikow, Kenneth M. Duberstein, Nathan Gantcher, David S. Mack, Alan G. Philibosian, Dr. Irvin D. Reid, Vincent Tese and Roy J. Zuckerberg (filed as Exhibit 10.2 to the Company’s Form 8-K dated December 10, 2013 and incorporated herein by reference).

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

10.106

Agreement of Sale and Purchase dated as of February 24, 2014 by and between Talleyrand Realty Associates, L.L.C., as seller, and H’Y2 Talleyrand, LLC, as purchaser (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.107

Agreement of Sale and Purchase dated as of February 24, 2014 by and between 400 Chestnut Realty L.L.C., as seller, and H’Y2 400 Chestnut Ridge, LLC, as purchaser (filed as Exhibit 10.2 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.108

Agreement of Sale and Purchase dated as of February 24, 2014 by and between 470 Chestnut Realty L.L.C., as seller, and H’Y2 470 Chestnut Ridge, LLC, as purchaser (filed as Exhibit 10.3 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.109

Agreement of Sale and Purchase dated as of February 24, 2014 by and between 530 Chestnut Realty L.L.C., as seller, and H’Y2 530 Chestnut Ridge, LLC, as purchaser (filed as Exhibit 10.4 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.110

Agreement of Sale and Purchase dated as of February 24, 2014 by and between Mack-Cali Taxter Associates, L.L.C., as seller, and H’Y2 Taxter, LLC, as purchaser (filed as Exhibit 10.5 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.111

Agreement of Sale and Purchase dated as of February 24, 2014 by and between Mack-Cali CW Realty Associates, L.L.C., as seller, and H’Y2 570 Taxter, LLC, as purchaser (filed as Exhibit 10.6 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

Exhibit
Number	Exhibit Title

10.112

Agreement of Sale and Purchase dated as of February 24, 2014 by and between 1717 Realty Associates L.L.C., as seller, and H’Y2 Ruote 208, LLC, as purchaser (filed as Exhibit 10.7 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.113

Agreement of Sale and Purchase dated as of February 24, 2014 by and between Knightsbridge Realty L.L.C., as seller, and H’Y2 400 Knightsbridge, LLC, as purchaser (filed as Exhibit 10.8 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.114

Agreement of Sale and Purchase dated as of February 24, 2014 by and between Kemble Plaza II Realty L.L.C., as seller, and H’Y2 400 Mt Kemble, LLC, as purchaser (filed as Exhibit 10.9 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

10.115

Agreement of Sale and Purchase dated as of February 24, 2014 by and between 1266 Soundview Realty L.L.C., as seller, and H’Y2 Stamford, LLC, as purchaser (filed as Exhibit 10.10 to the Company’s Form 8-K dated February 24, 2014 and incorporated herein by reference).

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

10.119

Restricted share Award Agreement effective March 19, 2014 by and between Mack-Cali Realty Corporation and Anthony Krug (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 21, 2014 and incorporated herein by reference).

10.120

Separation Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Bradford R. Klatt (filed as Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.121

Separation Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Carl Goldberg (filed as Exhibit 10.123 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.122

Amendment to Membership Interest and Asset Purchase Agreement, dated as of July 18, 2014, by and among Mack-Cali Realty, L.P., Mack-Cali Realty Corporation, Mack-Cali Realty Acquisition Corp., Canoe Brook Investors, L.L.C. (formerly known as Roseland Partners, L.L.C.), Marshall B. Tycher, Bradford R. Klatt and Carl Goldberg (filed as Exhibit 10.124 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

10.123

Consulting Agreement dated July 18, 2014 by and between Roseland Management Services, L.P. and Carl Goldberg and Devra Goldberg (filed as Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and incorporated herein by reference).

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

10.129

Indemnification Agreement dated June 3, 2015 by and between Mitchell E. Rudin and Mack-Cali Realty Corporation (filed as Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference).

10.130

Indemnification Agreement dated June 3, 2015 by and between Michael J. DeMarco and Mack-Cali Realty Corporation (filed as Exhibit 10.130 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and incorporated herein by reference).

10.131

Indemnification Agreement dated September 22, 2015 by and between Marshall B. Tycher and Mack-Cali Realty Corporation (filed as Exhibit 10.131 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.132

Employment Agreement dated October 23, 2012 by and between Marshall B. Tycher and Mack-Cali Realty Corporation (filed as Exhibit 10.132 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

10.133

Indemnification Agreement dated June 10, 2013 by and between Ricardo Cardoso and Mack-Cali Realty Corporation (filed as Exhibit 10.133 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and incorporated herein by reference).

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

10.145

Real Estate Sale Agreement by and between HUB Properties Trust and 111 River Realty L.L.C. dated April 22, 2016 (filed as Exhibit 10.145 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference).

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

101.1*

The following financial statements from Mack-Cali Realty Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statement of Changes in Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited).

* filed herewith